Form 10QSB
period 2007-06-30
FMG ACQUISITION CORP
filed 2007-11-19
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission File Number 000-52833

FMG Acquisition Corp.
(Exact name of small business issuer as specified in its charter)

Delaware	72-3241964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Forest Park, Second Floor, Farmington, CT
(Address of principal executive offices)

(860) 677-2701
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes     ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes     ☐ No

As of November 15, 2007, 5,917,031 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes     ☒ No

FMG Acquisition Corp.
(a corporation in the development stage)

Financial Statements:

Balance Sheet	F-1

Statement of Operations	F-2

Statement of Stockholders’ Equity	F-3

Statement of Cash Flows	F-4

Notes to Financial Statements	F-5- F-10

FMG Acquisition Corp.
(a corporation in the development stage)

CONDENSED BALANCE SHEET (Unaudited)

June 30, 2007
ASSETS

Cash	$58,736
Deferred offering costs	128,764
Total assets	$187,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$560
Accrued offering costs	62,500
Note payable, stockholder	100,000
Total liabilities	163,060

Stockholders’ equity

Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value; authorized 20,000,000 shares; 1,293,750 shares issued and outstanding	129
Additional paid-in capital	24,871
Deficit accumulated during the development stage	(560)
Total stockholders’ equity	24,440
$187,500

See accompanying notes to financial statements.

FMG Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENT OF OPERATIONS (Unaudited)

For the period from May 22, 2007 (date of inception) to June 30, 2007

Interest income	$40

Formation and operating costs	600

Net loss	$(560)

Weighted average number of common shares outstanding	1,293,750

Net loss per common share	$-

See accompanying notes to financial statements.

FMG Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

For the period from May 22, 2007 (date of inception) to June 30, 2007

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

Common shares issued May 22, 2007	1,293,750	$129	$24,871	$-	$25,000

Net loss				(560)	(560)

Balances at June 30, 2007	1,293,750	$129	$24,871	$(560)	$24,440

See accompanying notes to financial statements.

FMG Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

For the period from May 22, 2007 (date of inception) to June 30, 2007

Cash flows from operating activities
Net loss	$(560)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in cash attributable to changes
In operating assets and liabilities
Accrued expenses	560

Net cash used in operating activities	-

Cash flows from financing activities
Payments for offering costs	(66,264)
Proceeds from notes payable, stockholders	100,000
Proceeds from issuance of common stock	25,000

Net cash provided by financing activities	58,736

Net increase in cash	58,736

Cash, beginning of period	-

Cash, end of period	$58,736

Supplemental schedule of non-cash financing activities:

Accrual of deferred offering costs	$62,500

See accompanying notes to financial statements.

FMG Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of June 30, 2007, and for the period May 22, 2007 (date of inception) to June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FMG Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on May 22, 2007. The Company was formed to acquire a business operating in or providing services to the insurance industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering of Units (as defined in Note D below) (the “Proposed Offering”), although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a business operating in or providing services to the insurance industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, at least 98% of the gross proceeds, after payment of certain amounts to the underwriters, will be held in a trust account (“Trust Account”) and invested in U.S. “government securities” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Proposed Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the Trust Account (including the additional 3% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Proposed Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the Proposed Offering, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Proposed Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note D).

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Net loss per common share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

Stock based compensation:

The Company complies with the accounting and disclosure requirements of SFAS No. 123R, “Share Based Payments”. The cost of services received in exchange for an award of equity instruments is to be measured based on the grant-date fair value of those instruments.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts presented in the balance sheet.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs:

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering”. Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the completion of the Proposed Offering or charged to expense if the Proposed Offering is not completed.

Income taxes:

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective May 22, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of May 25, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at May 22, 2007 (date of inception). There was no change to this balance at June 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently issued accounting standards:

In September 2006, the SFAS No. 157, “Fair Value Measurements,” was issued and is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s financial statements and their disclosures. Its impact has not yet been determined.

NOTE D—PROPOSED OFFERING

The Proposed Offering calls for the Company to offer for public sale up to 4,500,000 units (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the Proposed Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and will expire four years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

NOTE E—RELATED PARTY TRANSACTIONS

The Company issued a $100,000 unsecured promissory note to a principal stockholder and affiliate of the Company’s officer, FMG Investors, LLC, on May 24, 2007. The note is non-interest bearing and is payable on the earlier of April 1, 2008 or the consummation of the Proposed Offering.

The Company has received a limited recourse revolving line of credit totaling $250,000 made available by FMG Investors, LLC. The revolving line of credit terminates upon the earlier of the completion of a business combination or the cessation of our corporate existence 24 months from the date of the Proposed Offering (as such borrowings may be used to pay costs, expenses and claims in connection with any such dissolution and liquidation). The revolving line of credit is non-interest bearing.

The Company has accrued operating expenses and deferred offering costs in the amount of $38,060 due to FMG Investors, LLC.

The Company presently occupies office space provided by an affiliate of our Chairman and Chief Executive Officer. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services.

Certain of the directors and officers of the Company have agreed to purchase through FMG Investors, LLC, in a private placement, 1,250,000 warrants immediately prior to the Proposed Offering at a price of $1.00 per warrant (an aggregate purchase price of approximately $1,250,000) from the Company and not as part of the Proposed Offering. They have also agreed that these warrants purchased by them will not be sold or transferred until completion of a Business Combination.

NOTE F—COMMITMENTS

The Company is committed to pay an underwriting discount of 4% of the public unit offering price to the underwriters at the closing of the Proposed Offering, with an additional 3% fee of the gross offering proceeds (less $0.24 for each share of common stock converted to cash in connection with a Business Combination) payable upon the Company’s consummation of a Business Combination.

The Company has agreed to sell to Pali Capital, Inc, for $100, as additional compensation, an option to purchase up to a total of 450,000 units at a per-unit price of $10.00. The units issuable upon exercise of this option are also identical to those offered in the Proposed Offering.

NOTE F—COMMITMENTS (CONTINUED)

The sale of the option to purchase will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $2.03 per unit, or $913,500 in total, using an expected life of four years, volatility of 33.8% and a risk-free interest rate of 4.82%.

In accordance with Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS 123R), the cost of services received in exchange for an award of equity instruments is to be measured based on the grant-date fair value of those instruments. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. SFAS 123R requires the Company to measure the option based on an appropriate industry sector index instead of the expected volatility of its share price. The volatility calculation of 33.8% is based on the four year average volatility for basket of the 20 smallest insurance companies in the Russell 2000 (“Index”). The Company referred to the Index because management believes that the average volatility is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

Although the purchase option and its underlying securities have been registered under the registration statement, the purchase option will provide for registration rights that will permit the holder of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of the completion of the offering. Further, the holders of the purchase option will be entitled to piggy - back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the proposed offering.

The Company has granted the underwriter a 45-day option to purchase up to 675,000 additional units to cover the over-allotment. The over-allotment option will be used only to cover a net short position resulting from the initial distribution.

NOTE G—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE H—SUBSEQUENT EVENTS

In August 2007, the Board of Directors of the Company approved a 1.15-for-1 stock split in the form of a stock dividend of 1.15 shares of Common Stock for every one share of Common Stock issued and outstanding as of August 13, 2007. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

NOTE H—SUBSEQUENT EVENTS (CONTINUED)

On October 11, 2007 the Company sold 4,733,625 units (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) October 4, 2008 or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and will expire October 4, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

Upon consummation of the Offering, the Company’s initial stockholders (“Initial Stockholders”), who owned 100% of the Company’s issued and outstanding Common Stock prior to the Offering, forfeited a pro-rata portion of their shares of Common Stock (an aggregate of 110,344 shares of Common Stock) as a result of the underwriters’ election not to exercise the balance of a purchase option (See below). Such ownership interests were adjusted upon consummation of the Offering to reflect their aggregate ownership of 20% of the Company’s issued and outstanding Common Stock (an aggregate of 1,183,406 shares of Common Stock).

The Company paid an underwriting discount of 3% of the public unit offering price to the underwriters at the closing of the Offering, with an additional 4% fee of the gross offering proceeds payable upon the Company’s consummation of a Business Combination.

The Company sold to Pali Capital, Inc, for $100, as additional compensation, an option to purchase up to a total of 450,000 units at a per-unit price of $10.00. The units issuable upon exercise of this option are also identical to those offered in the Offering. The sale was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The Company granted the underwriter a 45-day option to purchase up to 675,000 additional units to cover the over-allotment. The underwriter used 233,625 of the additional units at the time of closing and has advised the Company that they will not exercise the balance of the option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on May 22, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination with one or more domestic or international operating businesses. Our efforts in identifying a prospective target business will not be limited to a particular industry or to any geographic location, although we intend to focus our efforts on seeking a business combination with a company operating in or providing services to the insurance industry. Until consummation of our Offering in October 2007, all of our activity related to our formation and Offering. Since then, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Results of Operations

Net loss for the period from May 22, 2007 (inception) to June 30, 2007 of $560 consisted of $600 of costs attributable to general and administrative costs offset by $40 of interest income. In addition, the Company recognized $128,764 of costs associated with the Offering. These costs were deferred and were charged directly to shareholders’ equity upon the closing of the Offering on October 11, 2007.

We consummated our Offering of 4,733,625 Units on October 11, 2007. Gross proceeds from our Offering were $39,119,100 (including the over-allotment option and warrants sold privately). We paid a total of $1,136,070 in underwriting discounts and commissions, and approximately $386,793 was paid for costs and expenses related to the Offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,596,237, of which $37,452,930 was deposited into the trust account (or approximately $7.92 per share). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 4, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 11, 2007 and ending upon the acquisition of a target business, we began incurring a fee from Fund Management Group LLC~~.~~, an affiliate of Gordon G. Pratt, our chief executive officer, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, Mr. Pratt advanced $100,000 to us for payment on our behalf of offering expenses. This amount was repaid following the Offering from the net proceeds of the Offering.

 ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 11, 2007, we consummated our initial public offering of 4,733,625 units, with each unit consisting of one share of our common stock and one warrant~~,~~ to purchase one share of our common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $37,869,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 1,250,000 warrants at $1.00 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,250,000, pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D as promulgated under the Act.. Pail Capital, Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-143466). The Securities and Exchange Commission declared the registration statement effective on October 4, 2007.

We paid a total of $1,136,070 in underwriting discounts and commissions, and approximately $386,793 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the private sale of warrants) were approximately $37,596,237, of which $37,452,930 (or approximately $7.92 per share sold in the offering) was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

4.1	Warrant Agreement, dated October 4, 2007, by and between FMG Acquisition Corp. and Continental Stock Transfer & Trust Company*

4.2	Form of Unit Purchase Option*

10.1	Underwriting Agreement, dated October 4, 2007, by and between FMG Acquisition Corp. and Pali Capital Inc., as representative of the underwriters*

10.2	Investment Management Trust Agreement, dated October 4, 2007, by and between FMG Acquisition Corp. and Continental Stock Transfer & Trust Company*

10.3
Securities Escrow Agreement, dated October 4, 2007, by and among FMG Acquisition Corp., the initial stockholders (including the initial warrant holder) named therein and Continental Stock Transfer & Trust Company*

10.4	Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein*

10.5	Subordinated Revolving Line of Credit Agreement, dated October 4, by and among FMG Investors LLC and FMG Acquisition Corp.*

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

* Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 12, 2007.
** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMG ACQUISITION CORP.

Dated: November 19, 2007
/s/ Gordon G. Pratt
Gordon G. Pratt President and Chief Executive Officer (Principal executive officer)

/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr. Chief Financial Officer and Secretary (Principal financial and accounting officer)