Form 10QSB
period 2007-09-30
FMG ACQUISITION CORP
filed 2007-11-19
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

FMG Acquisition Corp.
(a corporation in the development stage)

Financial Statements:

Balance Sheet	F-1

Statement of Operations	F-2

Statement of Stockholders’ Equity	F-3

Statement of Cash Flows	F-4

Notes to Financial Statements	F-5 - F-10

FMG Acquisition Corp.
(a corporation in the development stage)

CONDENSED BALANCE SHEET (Unaudited)

September 30, 2007
ASSETS

Current assets
Cash	$46,884
Deferred offering costs	141,095
Total assets	$187,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$2,000
Accrued offering costs	62,500
Note payable, stockholder	100,000
Total liabilities	164,500

Stockholders’ equity

Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value; authorized 20,000,000 shares; 1,293,750 shares issued and outstanding	129
Additional paid-in capital	24,871
Deficit accumulated during the development stage	(1,521)
Total stockholders’ equity	23,479
$187,979

See accompanying notes to financial statements.

FMG Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	For the three months ended September 30, 2007	May 22, 2007 (inception) to September 30, 2007

Interest income	$206	$246

Formation and operating costs	1,167	1,767

Net loss	$(961)	$(1,521)

Weighted average number of common shares outstanding	1,293,750	1,293,750

Net loss per common share	$-	$-

See accompanying notes to financial statements.

FMG Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

For the period from May 22, 2007 (date of inception) to September 30, 2007

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

Common shares issued May 22, 2007	1,293,750	$129	$24,871	$-	$25,000

Net loss				(1,521)	(1,521)

Balances at September 30, 2007	1,293,750	$129	$24,871	$(1,521)	$23,479

See accompanying notes to financial statements.

FMG Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	For the three months ended September 30, 2007	May 22, 2007 (inception) to September 30, 2007

Cash flows from operating activities
Net loss	$(961)	$(1,521)
Adjustment to reconcile net loss to net cash provided by operating activities:
Increase in cash attributable to changes
In operating assets and liabilities
Accrued expenses	1,440	2,000

Net cash provided by operating activities	479	479

Cash flows from financing activities
Payments for offering costs	(12,331)	(78,595)
Proceeds from notes payable, stockholders		100,000
Proceeds from issuance of common stock		25,000

Net cash provided by (used in) financing activities	(12,331)	46,405

Net increase in cash	(11,852)	46,884

Cash, beginning of period	58,736

Cash, end of period	$46,884	$46,884

Supplemental schedule of non-cash financing activities:

Accrual of deferred offering costs	$-	$62,500

See accompanying notes to financial statements.

FMG Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of September 30, 2007, and for the period May 22, 2007 (date of inception) to September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Effective May 22, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of May 25, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at May 22, 2007 (date of inception). There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

The Company has accrued operating expenses and deferred offering costs in the amount of $39,500 due to FMG Investors, LLC.

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

NOTE H - STOCK SPLIT

In August 2007, the Board of Directors of the Company approved a 1.15-for-1 stock split in the form of a stock dividend of 1.15 shares of Common Stock for every one share of Common Stock issued and outstanding as of August 13, 2007. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

NOTE I—SUBSEQUENT EVENTS

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

Results of Operations

Net loss for the three months ended September 30, 2006 of $961 consisted of $1,167 of general and administrative costs, offset by $206 of interest income. In addition, the Company recognized $12,331 of costs associated with the Offering. These costs were deferred and were charged directly to shareholders’ equity upon the closing of the Offering on October 11, 2007.

Net loss for the period from May 22, 2007 (inception) to September 30, 2007 of $1,521 consisted of $1,767 of costs attributable to general and administrative costs offset by $246 of interest income. In addition, the Company recognized $141,095 of costs associated with the Offering. These costs were deferred and were charged directly to shareholders’ equity upon the closing of the Offering on October 11, 2007.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 11, 2007, we consummated our initial public offering of 4,733,625 units, with each unit consisting of one share of our common stock and one warrant~~,~~ to purchase one share of our common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $37,869,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 1,250,000 warrants at $1.00 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,250,000, pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D as promulgated under the Act. Pail Capital, Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-143466). The Securities and Exchange Commission declared the registration statement effective on October 4, 2007.

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

10.4	Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein*

10.5	Subordinated Revolving Line of Credit Agreement, dated October 4, by and among FMG Investors LLC and FMG Acquisition Corp.*

31.1	Section 302 Certification of Principal Executive Officer**

31.2	Section 302 Certification of Principal Financial Officer**

32.1	Section 906 Certification of Principal Executive Officer**

32.2	Section 906 Certification of Principal Financial Officer**

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