Form 10-K
period 2007-12-31
FMG ACQUISITION CORP
filed 2008-03-31
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ____________

Commission file number 000-52833

FMG Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	75-3241964
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Four Forest Park, Second Floor
Farmington, Connecticut 06032
(Address of Principal Executive Office) (Zip Code)

(860) 677-2701
(Registrant’s telephone number, including area code)
———————
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value per share
(Title of class)
Warrants to purchase shares of Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒  No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on March 26, 2007, as reported on the Over-The-Counter-Bulletin Board, was approximately $24,885,012.

As of March 26, 2008, there were 5,858,625 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

TABLE OF CONTENTS

	PART I
Item 1.	Business	3

Item 1A.	Risk Factors.	12

Item 1B.	Unresolved Staff Comments.	31

Item 2.	Properties.	31

Item 3.	Legal Proceedings.	31

Item 4.	Submission of Matters to a Vote of Security Holders.	31

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	32

Item 6.	Selected Financial Data.	34

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	34

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	38

Item 8.	Financial Statements and Supplementary Data.	38

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	38

Item 9A(T).	Controls and Procedures.
		38
Item 9B.	Other Information.	38
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	39

Item 11.	Executive Compensation.	42

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
		42
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	43

Item 14.	Principal Accounting Fees and Services.	46
	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	48

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	the risk factors discussed and identified in item 1A of this report;

•	adverse governmental or regulatory policies may be enacted;

•	management and other key personnel may be lost;

•	competition to acquire a target business in the insurance industry may increase;

•	we may be unable to obtain additional financing, if required, to complete a business combination or fund the operations of the target business;

•	we may use a significant portion of our working capital to pursue business combinations that we do not complete;

•	we may not obtain regulatory approvals in connection with a business combination in a timely manner, or at all;

•	we may effect a business combination with an entity outside of the United States which could increase our costs and delay the business combination beyond the prescribed time periods;

•
we may fail to maintain exemptions under the Investment Company Act of 1940, as amended, or Investment Company Act, which would subject us to significant restrictions on our operations, governance and ability to use financing; and

•	general business and economic conditions could adversely affect our ability to consummate a business combination.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission, or SEC. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

Introduction

FMG Acquisition Corp. (the “Company”, “Registrant”, “we” or “us”), is a blank check company organized under the laws of the State of Delaware on May 22, 2007. We were formed to acquire, through a merger, capital stock, exchange, asset acquisition or other similar business combination, one or more domestic or international assets or operating business in the insurance industry. To date, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination. As of this filing, we have not acquired any business operations nor entered into any definitive agreement with any target company.

Our executive offices are located at Four Forest Park Drive, Farmington, Connecticut 06032 and our telephone number at that location is (860) 677-2701.

Recent Developments

On October 11, 2007, we consummated our initial public offering, or IPO, of 4,733,625 units, including 233,625 units subject to the over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $37,869,000. Immediately prior to the consummation of our initial public offering, we consummated the private sale of 1,250,000 warrants at $1.00 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,250,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $36,346,000, of which $36,202,930 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $37,452,930 held in trust (or approximately $7.91 per share sold in the offering). The proceeds that were not deposited into the trust fund are available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses (collectively referred to as “costs and expenses”). Through December 31, 2007, we have used $143,207 of the net proceeds that were not deposited into the trust fund to pay for our costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $37,720,479 held in the trust fund.

Overview

Subsequent to the consummation of a business combination, we believe that the strengths of our management team, particularly their extensive operations experience in the insurance industry, will be valuable with respect to operating any business we may acquire. Suitable companies operating in or providing services to the insurance industry may include:

•	insurance companies, including property-casualty, life and health, reinsurance, and managed care companies;

•	insurance distribution, including retail agent or brokerage, managing general agency, underwriting or program management, marketing or related distribution companies; and

•	service providers, including claims management, medical cost management, underwriting information companies, and asset managers.

We intend to leverage the industry experience of our executive officers and directors by focusing our efforts on identifying a prospective target business in the insurance industry.

Our Management Team

Our executive officers and directors have extensive experience in the insurance industry as managers, principals, advisors or directors of companies operating in or providing services to the insurance industry. In addition, they collectively comprise a formidable pool of expertise covering the key areas of the insurance industry, with experience in negotiating and structuring transactions in the areas in which we will attempt to compete. Prior to the consummation of a business combination, we intend to leverage the industry experience of our executive officers, including their extensive contacts, relationships and access to acquisition opportunities, by focusing our efforts on identifying a prospective target business or businesses in the insurance industry and negotiating the terms of such transaction.

By way of background, our Chairman, President and Chief Executive Officer Gordon G. Pratt has completed dozens of corporate finance advisory and investment transactions in the insurance industry. He began his career at The Chase Manhattan Bank, N.A. in 1986, where he, among other things, co-invented a structured financial product for mutual insurance companies and expanded Chase’s efforts in insurance mergers, acquisitions, and merchant banking. Mr. Pratt’s clients included Kohlberg Kravis Roberts & Company, and he served as a lead senior debt underwriter for KKR’s purchase of American Re-Insurance Company in 1992, at the time the largest-ever leveraged buyout of an insurance company. Later that year he joined Conning & Company, then a privately-held investment bank, asset manager, and research company focused on the insurance industry. During his career at Conning, Mr. Pratt was promoted to Senior Vice President and became a shareholder, private equity partner, and member of the operating committee. He was involved in all aspects of forming, managing, and investing the Conning Funds, which at that time totaled more than $430 million of private equity capital for investment in the insurance industry. Mr. Pratt has served on the boards of directors for a number of insurance businesses including: HealthRight, Inc. (managed care); Investors Insurance Holding Corp. (excess and surplus lines); Monroe Guaranty Companies, Inc. (commercial lines); Sagamore Financial Corporation (impaired risk life); and Stockton Holdings Ltd., (finite risk). In 1999, Mr. Pratt joined Hales & Company, an investment bank serving insurance and insurance distribution businesses as a partner and shareholder. He helped to start Hales’s New York office and launched Distribution Partners Investment Capital, L.P., a private equity fund focused on insurance distribution businesses. In July 2004, Mr. Pratt left Hales to join Willis Group, the global insurance broker, where he served until April of 2006. At Willis, he served as Senior Vice President, Corporate Finance and was in charge of the Group’s acquisitions and divestitures worldwide.

Mr. Pratt is Managing Director of Fund Management Group LLC and Managing General Partner for Distribution Partners. Fund Management Group specializes in managing investments in and providing advice to privately held insurance related businesses. Fund Management Group (i) manages Distribution Partners, (ii) makes direct private equity investments, and (iii) consults with privately-held companies and their boards of directors. Mr. Pratt is Chairman of the Board of Risk Enterprise Management Limited (national third-party property/casualty administrator), and a former director of Calco (California retail broker), Bertholon-Rowland (New York program manager), Kibble & Prentice (Seattle retail broker), and Tri-City Holdings (national wholesaler).

Subsequent to the consummation of a business combination, we believe the strengths of our officers and directors, particularly their extensive operations experience in the insurance industry, will be valuable with respect to operating any business we may acquire.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We have not entered into any definitive agreement with a target business

To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination.

Subject to the limitations that a target business or businesses have a collective fair market value of at least 80% of our net assets held in the Trust Account (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the Trust Account representing a portion of the underwriters’ discount) at the time of such acquisition, we have virtually unrestricted flexibility in identifying and selecting a prospective business combination candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. We do not intend to specifically target financially unstable, early stage or un-established companies; however, to the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. Each member of our management team has been involved in the insurance industry for a majority of, if not their entire, professional careers. In connection therewith, members of our management, as they have done in the past, frequently review newspaper articles and trade publications, and attend conferences and trade shows, which relate to the insurance industry. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination.

Selection of a target acquisition and structuring of a business combination

Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets held in the trust account (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective target acquisitions. In evaluating a prospective target acquisition, our management will consider, among other factors, the following factors likely to affect the performance of the investment:

•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	financial condition and results of operation;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	breadth of services offered;

•	degree of current or potential market acceptance of the services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. As the evaluation process progresses, numerous other factors, which are expected to vary with each potential candidate we evaluate, are expected to be relevant to a final determination of whether to move forward with any particular acquisition candidate. In evaluating a prospective target acquisition, we will conduct an extensive due diligence review which will encompass, among other things, a review of all relevant financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. We will also seek to have all owners of any prospective target acquisition execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective business or owner refused to execute such agreement, it is unlikely we would continue negotiations with such business or owner.

In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional acquisition opportunities as we grow and integrate our acquisitions. We may or may not make future acquisitions. Fundamentally, however, we believe that, following an initial transaction, we could learn of, identify and analyze acquisition targets in the same way after an initial transaction as we will before an initial transaction. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our security holders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.

The time and costs required to select and evaluate a target acquisition and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target acquisition with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us or in connection with the consummation of the initial business combination.

Fair market value of target acquisition

The initial target acquisition we acquire must have a fair market value equal to at least 80% of our net assets held in the trust account (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, subject to the conversion rights described below, although we may acquire a target acquisition whose fair market value significantly exceeds 80% of our net assets held in the trust account (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount). To accomplish this, we may seek to raise additional funds through credit facilities or other secured financings or a private offering of debt or equity securities if such funds are required to consummate such a business combination, although we have not entered into any such fund raising arrangement and do not currently anticipate effecting such a financing other than in connection with the consummation of the business combination.

Prior to entering into an agreement for a target acquisition, the fair market value of such target acquisition will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target acquisition has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., stating whether the fair market value meets the 80% of net assets held in the trust account threshold. If such an opinion is obtained, we anticipate distributing copies, or making a copy of such opinion available, to our stockholders. We will not be required to obtain an opinion from a third party as to the fair market value if our board of directors independently determines that the target acquisition complies with the 80% threshold unless there is a conflict of interest with respect to the transaction. Satisfaction of the 80% threshold is determined by calculating the fair market value of what our stockholders receive in the business combination and comparing it to 80% of the net assets held in trust. Whether assets or stock of a target business is acquired, such assets or stock would be evaluated based upon generally accepted financial standards in order to determine if the fair market value of such assets or stock equals at least 80% of our net assets held in the trust account excluding taxes, amounts disbursed for working capital and the deferred portion of the underwriter’s compensation.

Probable lack of business diversification

Our business combination must be with a target acquisition which satisfies the minimum valuation standard at the time of such acquisition. Consequently, we expect to have the ability to effect only a single business combination, although this process may entail the simultaneous acquisitions of several businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity or asset, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the businesses or assets into a single operating business.

Limited ability to evaluate the target’s business’ management

Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure you that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management, if any.

Opportunity for Stockholder Approval of Business Combination

Prior to the completion of our business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend the corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and, if applicable, historical financial statements of a target business.

In connection with the stockholder vote required to approve any business combination, our initial stockholders have agreed to vote all of their shares of common stock owned by them prior to our initial public offering in accordance with a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. For example, if the majority of public stockholders voting at the meeting, regardless of percent, vote to approve the business combination, our initial stockholders will vote all shares owned by them prior to the offering in favor of the business combination. Similarly, if the majority of public stockholders voting at the meeting, regardless of percent, vote against the business combination, our initial stockholders will vote all shares owned by them prior to our initial public offering against the business combination. Our initial stockholders have also agreed that they will vote all shares of common stock acquired in or following our IPO, in favor of a business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares of common stock sold in our initial public offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares of common stock into a share of the trust account. Such stockholder must have also exercised its conversion rights described below.

Upon the completion of our business combination, unless required by Delaware law, the federal securities laws, and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent acquisitions.

Conversion Rights

At the time we seek stockholder approval of any business combination, we will offer to each public stockholder (but not to our initial stockholders, nor to any of our officers and directors to the extent that they receive shares of common stock prior to our IPO, or purchase any shares of common stock in our initial public offering or the aftermarket) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Initial stockholders are not entitled to convert any of their shares of common stock acquired prior to the offering, in the offering or after the offering into a pro rata share of the trust account. The actual per-share conversion price will be equal to the amount in the trust account, which includes $1,250,000 from the purchase of the insider warrants by our sponsor, inclusive of any interest (net of any taxes due on such interest and franchise taxes, which taxes shall be paid from the trust account, and amounts disbursed for working capital purposes, and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in the offering. Without taking into any account interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price would be approximately $7.91 or $0.09 less than the per-unit offering price of $8.00. Because the initial per share conversion price is $7.91 per share (plus any interest, net of taxes payable and amounts disbursed for working capital purposes), which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights. Because converting stockholders will receive their proportionate share of the deferred underwriting discounts and commissions and the underwriters will be paid the full amount of their deferred underwriting compensation at the time of the consummation of the initial business combination, the company (and, therefore, the non-converting stockholders) will bear the financial effect of such payments to both the converting stockholders and the underwriters.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination to tender his shares if he wishes to seek to exercise his conversion rights, a period that will not be less than 10, nor more than 60, days. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours (because the transfer is made electronically once final instruction is given to Depository Trust Company) by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Additionally, if the shares of common stock cannot be transferred through the DWAC system, the process may take such number of days required to complete the proper paperwork, obtain the necessary authorizations and consents and to locate and deliver physical stock certificates, if any. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved and the need to deliver shares is a requirement of conversion, regardless of the timing of when such delivery must be effectuated.

Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request the transfer agent return the certificate (physically or electronically). It is anticipated the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until October 4, 2009. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation. If a stockholder converts his shares of common stock, he will still have the right to exercise the warrants received as part of the units purchased in the offering. If the proposed business combination is not consummated then a stockholder’s shares will not be converted into cash, even if such stockholder elected to convert.

Liquidation if no business combination

If we have not consummated a business combination by October 4, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281 of the Delaware General Corporation Law will require us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time as well as provide for any claims that we believe could potentially be brought against us within the subsequent 10 years prior to distributing the funds held in the trust account to our public stockholders.

We have not assumed we will have to provide for payment on any claims that may potentially be brought against us within the subsequent 10 years due to the speculative nature of such an assumption. As such, our stockholders could potentially be liable for any claims of creditors to the extent of distributions received by them (but no more). However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses.

While we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable. In order to protect the amounts held in the trust account, our sponsor has agreed to indemnify us for claims of creditors, vendors, service providers and target businesses who have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the trust account. As further assurance, the managing members of our sponsor, Gordon G. Pratt and Larry G. Swets, Jr., which we may refer to as the managing members, have agreed to jointly and severally indemnify the trust in the event the sponsor is unable to comply with its indemnification obligations. The only obligations not covered by such indemnity are with respect to claims of creditors, vendors, service providers and target businesses that have executed a valid and binding waiver of their right to seek payment of amounts due to them out of the trust account. Although we have a fiduciary obligation to pursue Messrs. Pratt and Swets to enforce their indemnification obligations, and intend to pursue such actions as and when we deem appropriate, there can be no assurance they will be able to satisfy those obligations, if required to do so.

Competition for target business

We expect to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies and other entities, domestic and international, competing for the type of businesses that we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to the insurance industry. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to large acquisitions will be limited by our available financial resources, giving a competitive advantage to other acquirers with greater resources.

Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties, assets and entities may increase, resulting in increased demand and increased prices paid for such investments. If we pay higher prices for a target business, our profitability may decrease and we may experience a lower return on our investments. Increased competition may also preclude us from acquiring those properties, assets and entities that would generate the most attractive returns to us.

Further, the following may not be viewed favorably by certain target acquisitions:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•
the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of our net assets held in the trust account (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•	our outstanding warrants and unit purchase option, and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target acquisition. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Financial information

We will not acquire an operating business in the insurance industry if audited financial statements based on United States generally accepted accounting principles cannot be obtained for such target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with United States generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing each specific target business or assets we seek to acquire. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. The financial statements of a potential target business will be required to be audited in accordance with United States generally accepted accounting standards. To the extent that this requirement cannot be met, we will not be able to effect a business combination with the proposed target business. Our management believes that although the requirement of having available financial information for the target business or assets may limit the pool of potential target businesses or assets available for acquisition, the narrowing of the pool is not expected to be material.

Available information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Employees

We have five directors, of whom two are executive officers. These individuals are not obligated to contribute any specific number of hours to our business per week, and they intend to devote only as much time as they deem necessary to our affairs. We have not paid any of our employees. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.	Risk Factors.

RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial conditions or results of operating may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses operating in or providing services to the insurance industry. We will not generate any revenues or income until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

If we are unable to consummate a business combination and are forced to liquidate, our public stockholders will be forced to wait the full 24 months before receiving liquidation distributions.

Pursuant to our amended and restated certificate of incorporation, we have 24 months in which to complete a business combination. If we fail to consummate a business combination within the required time frame, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. We have no obligation to return funds to our stockholders prior to such date unless we consummate a business combination prior thereto and only then in cases where our stockholders have sought conversion of their shares of our common stock. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date. However, we may not be able to find suitable target businesses within the required 24 month time frame. We view this obligation to liquidate as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our IPO, neither we nor our board of directors will take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us to survive for a longer period of time. In addition, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to such provision if it does not appear we will be able to consummate a business combination within the foregoing time period.

Our affiliated stockholders have waived their rights to participate in any liquidation distribution with respect to the shares of common stock owned by them prior to our IPO, including the shares of common stock underlying the insider warrants. There will be no distribution from the trust account with respect to our warrants which will expire worthless if we do not effect a business combination. We will pay the costs of liquidation, which we currently estimate to be up to $15,000, from our remaining assets outside of the trust account. In addition, our sponsor has agreed to indemnify us for all claims of creditors to the extent we fail to obtain valid and enforceable waivers from vendors, service providers, prospective target business or other entities in order to protect the amounts held in trust. As further assurance, the managing members of our sponsor, Gordon G. Pratt and Larry G. Swets, Jr., have agreed to jointly and severally indemnify the trust in the event the sponsor is unable to comply with its indemnification obligations.

  Although we have a fiduciary obligation to pursue Messrs. Pratt and Swets to enforce their indemnification obligations, and intend to pursue such actions as and when we deem appropriate, there can be no assurance they will be able to satisfy those obligations if required to do so.

You will not have any rights or interest in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

If we are forced to liquidate before the completion of a business combination and distribute the trust account, our public stockholders may receive significantly less than $7.91 per share and our warrants will expire worthless.

We must complete a business combination with a fair market value of at least 80% of our net assets held in the trust account (net of taxes and amounts disbursed for working capital purposes and other than the portion representing our underwriters’ deferred discount) at the time of acquisition by October 4, 2009. If we are unable to complete a business combination within the proscribed time frame and are forced to liquidate the trust account, the per-share liquidation price received by our public stockholders from the trust account will be less than $8.00 because of the expenses of our IPO, our general and administrative expenses and the anticipated costs of seeking a business combination. Upon the liquidation of the trust account, public stockholders will be entitled to receive approximately $7.91 per share plus interest earned on their pro rata portion of the trust account, which includes $1,514,760 ($0.32 per unit) of deferred underwriting discounts and commissions (which includes the 233,625 Units exercised under the underwriters’ over-allotment option), and $1,250,000 ($0.28 per unit) of the purchase price of the insider warrants. In the event we liquidate and it is subsequently determined the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. We assume that in the event we liquidate we will not have to adopt a plan to provide for payment of claims that may potentially be brought against us. Should this assumption prove to be incorrect, we may have to adopt such a plan upon our liquidation, which could result in the per-share liquidation amount to our stockholders being significantly less than $7.91 per share. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate the trust account in the event we do not complete a business combination within the prescribed time periods.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, as amended with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants comprising the units sold in our IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently they are unlikely to receive notice directly from us that the warrants are being redeemed. If they fail to receive notice of redemption from a third party and their warrants are redeemed for nominal value, they will not have recourse to us.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time our warrant holders exercise their warrants, we cannot guarantee a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants and therefore the warrants could expire worthless.

Holders of warrants sold in our IPO will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933, as amended relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the Warrant Agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, and we intend to comply with our undertaking, we cannot assure you we will be able to do so and therefore the warrants could expire worthless. Such expiration would result in each holder paying the full unit purchase price solely for the shares of common stock underlying the unit. In addition, we have agreed to use our reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrantholders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

We allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

When we seek stockholder approval of a business combination, we will offer each public stockholder (but not our sponsor, officers or directors with respect to any shares they owned prior to the consummation of our IPO) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares sold in our IPO do not vote against the business combination and exercise their conversion rights. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights. Assuming an interest rate of 3% on the funds in the trust account, if we consummate a business combination within approximately 7 months after our IPO, upon exercise of a stockholder’s conversion right, a stockholder will not receive a full return of his investment. Therefore, assuming the same interest rate of 3%, we would have to consummate a business combination after 8 months following our IPO in order for a stockholder exercising his, her or its conversion rights to potentially receive equal to or more than his, her or its full invested amount. There can be no assurance that any converting stockholder will receive equal to or more than his, her or its full invested amount.

We allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of a business combination, we will offer each public stockholder (but not our sponsors, officers or directors with respect to any shares they owned prior to the consummation of our IPO) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Unlike most other blank check offerings which have a 20% threshold, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Exercise of conversion rights must be effected pursuant to a specific process which may take time to complete and may result in the expenditure of funds by stockholders seeking conversion.

A stockholder requesting conversion of his, her or its common stock into cash may do so at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination. A stockholder would have from the time we send out our proxy statement through the vote on the business combination to tender (either electronically or through the delivery of physical stock certificates) his shares of common stock if he, she or it wishes to seek to exercise his, her or its conversion rights, a period which is expected to be not less than 10 nor more than 60 days. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the converting holder. There may be additional mailing and other nominal charges depending on the particular process used to tender common stock. Although we believe the time period, costs and other potential burdens associated with the tendering process are not onerous for an average investor, this process may result in additional burdens for stockholders, including mis-delivery or any other defect in the tendering process.

Additionally, if a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until twenty four months from the date of this prospectus. If the initial business combination is not approved or completed for any reason, public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. In such case, they would then have to comply with the tendering process again for any vote against a subsequent business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 4, 2009. If we comply with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure we make reasonable provision for all claims against us, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. We cannot assure you we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. In the event of our liquidation, we may have to adopt a plan to provide for the payment of claims that may potentially be brought against us, which could result in the per-share liquidation amount to our stockholders being significantly less than $7.91.

Our placing of funds in the trust account may not protect those funds from third party claims against us.

Third party claims may include contingent or conditional claims and claims of directors and officers entitled to indemnification under our amended and restated certificate of incorporation. We intend to pay any claims, to the extent sufficient to do so, from our funds not held in trust. Although we will seek to have all vendors, service providers and prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Even if they execute such agreements, they could bring claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in the trust account could be subject to claims that would take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $7.91 per share held in the trust account, plus interest (net of taxes payable, which taxes shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and liquidate the company, our sponsor will be liable if we did not obtain a valid and enforceable waiver from any vendor, service provider, prospective target business or other entity of any rights or claims to the trust account, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. As further assurance, the managing members of our sponsor have agreed to jointly and severally indemnify the trust in the event the sponsor is unable to comply with its indemnification obligations. Although we have a fiduciary obligation to pursue our sponsor and Messrs. Pratt and Swets to enforce their indemnification obligations, and intend to pursue such actions as and when we deem appropriate, we cannot assure you our sponsor or its managing members will be able to satisfy those obligations. The indemnification provisions are set forth in insider letters executed by our sponsor and its managing members. The insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity, the indemnification from our sponsor and its managing members will not be available.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our existence by operation of law, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If the net proceeds of our IPO not being placed in the trust account together with interest earned on the trust account available to us are insufficient to allow us to operate for at least the next 24 months, we may not be able to complete a business combination.

We currently believe that, the funds available to us outside of the trust account together with up to $1,200,000 of interest earned on the trust account that may be released to us will be sufficient to allow us to operate until at least October 4, 2009, assuming that a business combination is not consummated during that time. Based upon the experience of the members of our board and consultation with them regarding a reasonable budget for consummating a transaction of this kind and nature, and a review of budgets publicly disclosed by blank-check companies, we determined that this was an appropriate approximation of the expenses. If costs are higher than expected we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any potential target acquisitions. In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operating. Of the $100,000 not held in the trust account, plus the $1,200,000 of net interest income, we anticipate that up to $295,000 will be reserved for working capital purposes. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of the merger agreement, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions. In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operations.

Our current officers and directors may resign upon consummation of a business combination.

Upon consummation of a business combination, the role of our existing officers and directors in the target business cannot presently be fully ascertained. While it is possible that one or more of our existing officers and directors will remain in senior management or as directors following a business combination, we may employ other personnel following the business combination. If we acquire a target business in an all cash transaction, it would be more likely that our existing officers and our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our existing officers or directors would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement.

Negotiated retention of officers and directors after a business combination may create a conflict of interest.

If, as a condition to a potential business combination, our existing officers negotiate to be retained after the consummation of the business combination, such negotiations may result in a conflict of interest. The ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that our existing officers and directors remain if it is believed that it is in the best interests of the combined company following consummation of the business combination. Although we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you our assessment of these individuals will prove to be correct.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, the pool of prospective target businesses may be limited.

In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. generally accepted auditing standards, a likely possibility if we consider a business combination with a proposed target business operating in the international insurance industry, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

We do not intend to establish an audit committee until consummation of a business combination.

We currently do not have an audit committee and do not intend to establish one prior to consummation of a business combination. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning potential target businesses. This may have the result of a less comprehensive discussion among board members with accounting expertise about accounting and financial matters, as it would be expected to be only part of a larger discussion of a target business in a meeting of the entire board. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our potential target businesses as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be conducted prior to any business combination and they intend to conduct a comprehensive accounting and financial analysis of any potential target business. Despite these assurances, the lack of an audit committee may prove to have a material impact on our analysis of potential target businesses which may harm our future operating prospects.

Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.

Based on publicly available information, approximately 151 similarly structured blank check companies have completed initial public offerings since August 2003, and numerous others have filed registration statements. Of these companies, only 45 companies have consummated a business combination, while 24 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another 8 have liquidated or will be liquidating. Accordingly, there are approximately 74 blank check companies with approximately $13.4 billion in the trust accounts that have filed registration statements and are or will be seeking to enter into a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry and/or geographic location they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within any of our target sectors, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you we will be able to effectuate a business combination within the required time period. Further, the fact that only 69 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to the insurance industry. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target acquisitions we could potentially acquire with the net proceeds of our IPO, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

You will not be entitled to protections normally afforded to investors of blank check companies under Rule 419.

Since the net proceeds of our IPO are intended to be used to complete a business combination with an unidentified target acquisition, we may be deemed to be a “blank check” company under the United States securities laws including Rule 419. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited in the trust account. Because we are not subject to these rules, including Rule 419, we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

Since we have not yet selected any target acquisition with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations. Therefore, our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, including our officers, directors and others to source business transactions, some of whom may not continue with us following a business combination.

Because we have not yet identified a prospective target acquisition, investors in our IPO currently have no basis to evaluate the possible merits or risks of the target acquisition. Although our management will evaluate the risks inherent in a particular target acquisition, we cannot assure you they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target acquisition. Except for the limitation that a target acquisition have a fair market value of at least 80% of our net assets held in the trust account (net of taxes and amounts disbursed for working capital purposes and other than the portion representing our underwriters’ deferred discount) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to source business transactions, evaluate their merits, conduct or monitor diligence and conduct negotiations. Additionally, it is possible, following our initial acquisition, that uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates could cause us not to realize the benefits anticipated to result from an acquisition.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 7,199,344 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants and the unit purchase option granted to Pali Capital, Inc., the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition. Alternatively, we may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

  Although we believe the net proceeds of our IPO and the private placement will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the private placement prove to be insufficient for any reason, we will be required to seek additional financing. We cannot assure you any additional financing will be available to us on acceptable terms, if at all. To the extent additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target acquisition candidate. In addition, it is possible we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), and if we have exhausted the limited recourse line of credit totaling $250,000 made available to us by our sponsor, we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we are unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would liquidate the trust account, resulting in a loss of a portion of your investment. Except for the limited recourse line of credit totaling $250,000, neither our sponsor nor any of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination. In the event we are able to secure financing, the incurrence of debt could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•	covenants that limit our ability to pay dividends on our common stock, to acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We may in the future enter into joint venture arrangements, which are risky since our joint venture investments could be adversely affected by our lack of sole decision making authority, our reliance on a co-venturers’ financial condition and disputes between us and our co-venturers.

We may in the future co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a target business, partnership, joint venture or other entity. In such circumstances, we may not be in a position to exercise sole decision making authority regarding a target business, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become insolvent or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting assets owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third party partners or co-venturers. For example, in the future we may agree to guarantee indebtedness incurred by a partnership, joint venture or other entity. Such a guarantee may be on a joint and several basis with our partner or co-venturer in which case we may be liable in the event such party defaults on its guaranty obligation.

We will have only limited ability to evaluate the management of the target business.

While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.

Our officers and directors will allocate some portion of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. Our executive officers and directors are currently employed by other entities and are not obligated to devote any specific number of hours to our affairs. If other entities require them to devote more substantial amounts of time to their business and affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our initial stockholders, directors or officers, which may raise potential conflicts.

Other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, securityholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, we may engage in a business combination with one or more target businesses that have relationships or are affiliated (as defined in Rule 405 of the Securities Act) with our initial stockholders, directors or officers, which may raise potential conflicts. Also, the completion of a business combination between us and an entity owned by a business in which one of our directors or officers may have an interest could enhance their prospects for future business from such client. To minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the Financial Industry Regulation Authority, Inc., that the business combination is fair to our stockholders from a financial point of view.

Our officers and directors currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers or directors have been or currently are a principal of, or affiliated or associated with, any other blank check company. However, our officers and directors may in the future become affiliated with additional entities, including other blank check companies which may be engaged in activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties or other contractual obligations. Some of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers, directors or advisors. To the extent they identify business opportunities which may be suitable for the entities to which they owe a pre-existing fiduciary obligation, our officers and directors will honor those fiduciary obligations. Accordingly, they are prohibited from presenting opportunities to us that otherwise may be attractive to us unless the entities to which they owe a pre-existing fiduciary obligation (and any successors to such entities) have declined to accept such opportunities.

Gordon Pratt, our Chairman, CEO and President is the Managing Director of Fund Management Group, LLC Chairman of the Board Risk Enterprise Management Limited, and Managing General Partner for Distribution Partners Investment Capital, L.P. Larry Swets, Jr., our Chief Financial Officer, Executive Vice President, Secretary, Treasurer and a Director, is the managing director of Itasca Financial, LLC, an advisory firm to insurance companies and financials service firms, many of whose clients are in the insurance industry. In addition, Mr. Swets is Managing Director of InsRisk Partners, LLC, which he founded in early 2007. InsRisk manages private funds for investment in insurance-focused securities. Mr. Swets is also the Acting Chief Financial Officer of Risk Enterprise Managment Limited. Since 2000, Thomas Sargent, one of our directors, has been a principal at Bradley, Foster & Sargent, Inc., a Connecticut based investment management firm. In May 2007, Mr. Sargent also became a partner of Tennant Capital Fund, L.P., a private equity fund focused on making investments in the insurance industry. James Zuhlke, one of our directors, is a director of Southern Eagle Insurance Company. In addition, Mr. Zuhlke is the Executive Vice President of Brooke Capital Corporation. John Petry, our special advisor, is a partner at Gotham Capital, a value and special situation hedge fund, and a partner of Gotham Asset Management, a multi-manager investment partnership. Messrs. Pratt, Swets, Sargent, Zuhlke and Petry have a fiduciary duty to each of these companies and may not present opportunities to us that otherwise may be attractive to us unless these entities have declined to accept such opportunities. Furthermore, we will not enter into a business combination with any operating company with which we or any of our officers, directors, special advisors or affiliates have, in any capacity since our formation, engaged in discussions and negotiations with an intent to acquire such company.

Our sponsor, officers or directors currently own shares of our common stock and thus may influence certain actions requiring a stockholder vote. Shares owned by our sponsor, officers or directors will not participate in the liquidation of the trust account and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

Our sponsor, officers and directors collectively own 20% of our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow our sponsor, officers or directors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The interests of our sponsor, officers or directors and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling our company, may be more difficult to accomplish.

Our sponsor, officers or directors have waived their right to receive distributions with respect to those shares of common stock upon the liquidation of the trust account if we are unable to consummate a business combination. Additionally, our purchased 1,250,000 warrants directly from us in a private placement transaction prior to the consummation of our IPO at a purchase price of $1.00 per warrant for a total purchase price of $1,250,000. The shares of common stock acquired prior to our IPO and any warrants owned by our sponsor will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and our directors, who control and own our sponsor, may influence their motivation in timely identifying and selecting a target acquisition and completing a business combination. Consequently, our officers’ discretion, and the discretion of our directors, in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest and as a result of such conflicts management may choose a target acquisition that is not in the best interests of our stockholders.

The requirement that we complete a business combination by October 4, 2009 may give potential target businesses leverage over us in negotiating a business combination.

We will liquidate and promptly distribute only to our public stockholders the amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by October 4, 2009. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limits referenced above.

The requirement that we complete a business combination by October 4, 2009 may motivate our officers and directors to approve a business combination during that time period so that they may get their out-of-pocket expenses reimbursed.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The funds for such reimbursement will be provided from the money not held in trust. In the event we do not effect a business combination by October 4, 2009, any expenses incurred by such individuals in excess of the money being held outside of the trust account will not be repaid as we will liquidate at such time. On the other hand, if we complete a business combination within such time period, those expenses will be repaid by the target business. Consequently, our officers, who are also our directors, may have an incentive to complete a business combination other than just what is in the best interest of our stockholders.

None of our officers or directors, or any of their affiliates, has ever been associated with a blank check company and such lack of experience could adversely affect our ability to consummate a business combination.

None of our officers or directors, or any of their affiliates, has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of our IPO. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and could result in our having to liquidate our trust account. If we liquidate, our public stockholders could receive less than the amount they paid for our securities, causing them to incur significant financial losses.

Initially, we may only be able to complete one business combination, which will cause us to be solely dependent on a single asset or property.

The net proceeds from our IPO and the private placement (excluding $1,514,760 held in the trust account which represents deferred underwriting discounts and commissions) will provide us with approximately $36,000,000 which will be held in the trust account and may be used by us to complete a business combination. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets held in the trust account (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount). Although we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses. Accordingly, the prospects for our ability to effect our business strategy may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

If we redeem our public warrants, the insider warrants, which are non redeemable, could provide the purchasers thereof with the ability to realize a larger gain than the public warrant holders.

The warrants held by our public warrant holders may be called for redemption at any time after the warrants become exercisable:

•	in whole and not in part;

•	at a price of $.01 per warrant;

•	upon not less than 30 days' prior written notice of redemption to each warrant holder;

•
if, and only if, the last sale price of the common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

  In addition, we may not redeem the warrants (including those warrants sold to our sponsor in a private placement prior to our IPO) unless the warrants comprising the units sold in our IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. As a result of the insider warrants not being subject to the redemption features that our publicly-held warrants are subject to, holders of the insider warrants, or their permitted transferees, could realize a larger gain than our public warrant holders in the event we redeem our public warrants.

We could be liable for up to the amount of the purchase price of the insider warrants plus interest to our sponsor who purchased the insider warrants in a private placement conducted immediately prior to our IPO.

We sold in a private placement occurring immediately prior to our IPO 1,250,000 insider warrants to our sponsor. This private placement was made in reliance on an exemption from registration under the Securities Act. This exemption requires there be no general solicitation of investors with respect to the sales of the insider warrants. If such offering were deemed to be a general solicitation with respect to the insider warrants, the offer and sale of such securities would not be exempt from registration and the purchasers of those securities could have a right to rescind their purchases. Rescinding purchasers could seek to recover the purchase price paid, with interest, or if they no longer own the securities, to receive damages. The insider warrants purchase agreement contains provisions under which the purchasers waive any and all rights to assert present or future claims, including the right of rescission, against us with respect to their purchase of the insider warrants and agree to indemnify and hold us and the underwriters harmless from all losses, damages or expenses that relate to claims or proceedings brought against us or the underwriters by the purchasers of the insider warrants, although it is unclear whether these waivers and indemnifications would be enforceable.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with our IPO, we issued warrants to purchase up to 4,733,625 shares of common stock. In addition, we (a) sold to the sponsor warrants to purchase up to 1,250,000 shares of common stock immediately prior to consummation of our IPO, (b) issued an additional 233,625 warrants to purchase additional shares of common stock to Pali Capital, Inc. and (c) granted to Pali Capital, Inc. a unit purchase option to purchase up to 450,000 shares of common stock and warrants to purchase up to an additional 450,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target acquisition. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target acquisition. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our sponsor, officers or directors exercise their registration rights, and/or if Pali Capital, Inc. elects to exercise its unit purchase option, it may have an adverse effect on the market price of our common stock and the existence of the registration rights and the purchase option may make it more difficult to effect a business combination.

Our sponsor, officers or directors are entitled to require us to register the resale of their 1,183,406 shares of common stock at any time after the date on which their shares of common stock are released from escrow, which, except in limited circumstances, will not be before one year from the consummation of a business combination. Further, prior to our IPO, the sponsor purchased in a private placement 1,250,000 insider warrants that are identical to the warrants sold in our IPO, except that, among other things, such insider warrants will become freely tradable only after they are registered. If all of the insider warrants are exercised, there will be an additional 1,250,000 shares of our common stock eligible for trading in the public market.

In addition, we sold to Pali Capital, Inc. a unit purchase option to purchase up to a total of 450,000 units. If this unit purchase option is exercised, and all of the underlying warrants are also exercised, there will be an additional 900,000 shares of our common stock eligible for trading in the public market. The presence of these additional numbers of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination, or we may be required to incur additional expenses if we are unable to liquidate after the expiration of the allotted time period.

We do not believe our anticipated principal activities will subject us to the Investment Company Act of 1940, as amended. Companies that fall within the definition of an “investment company”, as set forth in Section 3 of the Investment Company Act of 1940, as amended, and the regulations thereunder, which we refer to as the 1940 Act, are subject to registration and substantive regulation under the 1940 Act. Companies that are subject to the 1940 Act that do not become registered are normally required to liquidate and are precluded from entering into transactions or enforceable contracts other than as an incident to liquidation. The basic definition of an “investment company” in the 1940 Act and related SEC rules and interpretations includes a company (1) that is, proposes to be, or holds itself out as being engaged primarily in investing, reinvesting or trading in securities (Section 3(a)(1)(A) of the 1940 Act); or (2) that has more than 40% of its assets (exclusive of U.S. government securities and cash items) in “investment securities,” (Section 3(a)(1)(C) of the 1940 Act) or (3) that is a “special situation investment company” (such as a merchant bank or private equity fund).

In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure we are engaged primarily in an initial business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities.” Our business will be to identify and consummate a business combination and thereafter to operate the acquired business or businesses for the long term. We do not plan to buy companies with a view to resale or profit from sale of the businesses. We do not plan to buy unrelated businesses or to be a passive investor. We do not believe our anticipated principal activities will subject us to the 1940 Act.

In order to avoid being deemed an “investment company”, the proceeds held in the trust account may be invested by the trust account agent only in United States “government securities” within the meaning of Section 2(a)(16) of the 1940 Act with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the 1940 Act. Our IPO is not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, liquidation and return of the funds held in this trust account to our public stockholders. If we are deemed to be an investment company under the 1940 Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	additional expenses for which we have not budgeted;

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, which would require additional expenses for which we have not budgeted, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Our directors may not be considered “independent” and we thus may not have the benefit of independent directors examining our financial statements and the priority of expenses incurred on our behalf subject to reimbursement.

Our sponsor, officers and directors hold an aggregate of 1,183,406 shares of common stock which they purchased at our inception for a purchase price of approximately $0.021 per share, which is significantly lower than our IPO price. No salary or other compensation will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. Although we believe three (3) of the members of our board of directors are “independent” under the rules of the Nasdaq Stock Market, because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, it is likely state securities administrators would take the position we do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe all actions taken by our directors on our behalf will be in our best interests, whether or not any directors are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

We may not obtain an opinion from an unaffiliated third party as to the fair market value of the target acquisition or that the price we are paying for the business is fair to our stockholders.

We are not required to obtain an opinion from an unaffiliated third party that either the target acquisition we select has a fair market value in excess of 80% of our net assets held in the trust account (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) or that the price we are paying is fair to stockholders unless (i) our board is not able to independently determine that a target acquisition has a sufficient market value or (ii) there is a conflict of interest with respect to the transaction. If no opinion is obtained, our stockholders will be relying on the judgment or our board of directors.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are traded in the over-the-counter market and quoted on the OTC Bulletin Board, FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity limits the price at which you may be able to sell our securities or your ability to sell our securities at all.

Risks Related to Our Target Businesses

Compliance with governmental regulations and changes in laws and regulations and risks from investigations and legal proceedings could be costly and could adversely affect operating results.

The insurance industry is subject to regulation and intervention by governments throughout the world. A target business’ operations in the U.S. and internationally can be impacted by expected and unexpected changes in the legal and business environments in which we could operate, as well as the outcome of ongoing government and internal investigations and legal proceedings. Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations. In particular, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries identified by management for immediate focus. Changes that impact the business environment include changes in accounting standards, changes in tax laws or tax rates, the resolution of audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits. Compliance related issues could limit our ability to do business in certain countries. These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.

We may not be able to obtain regulatory approvals in connection with a business combination in a timely manner, or at all. This delay or failure may result in additional expenditures of money and resources, jeopardize our efforts to consummate a business combination within required time periods and force us to liquidate.

Business combinations with insurance-related businesses are generally subject to significant regulatory requirements and consents. We will not be able to consummate a business combination with an insurance-related business without complying with applicable laws and regulations and obtaining required governmental consents.

Insurance laws and regulations of all 50 states of the United States and the District of Columbia generally require that, before a company can acquire with an insurance-related business domiciled in that jurisdiction, the acquiring company must obtain the prior approval of the insurance regulator of that jurisdiction. This typically applies where 10% or more of the shares of a domiciliary insurance company, either directly or through its holding company parent, are subject to transfer and, therefore, will likely affect business combinations we would contemplate. Laws applicable to insurers and reinsurers domiciled in Canada, Bermuda and the Cayman Islands are substantially similar to those in the U.S. and typically require the prior approval of the regulatory body exercising jurisdiction over insurers and reinsurers to any proposed change in control of such an insurer or reinsurer. Laws applicable to insurance business in the United Kingdom give the Financial Services Authority Limited (FSA) jurisdiction over any proposed change of control of such insurance business. These laws may be triggered by a proposed change in ownership at a threshold as low as five percent (5%), as is the case of the Cayman Islands’ insurance code.

Any regulatory obstacles in obtaining approval may result in additional expenditures or further reduce anticipated benefits of a business combination. New or additional requirements or limitations may also be imposed, which could delay or reduce the anticipated benefits of the business combination. These delays may jeopardize or postpone completion of the business combination in the required time period and may force us to dissolve and liquidate.

Each of our target businesses will be subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if a target business fails to comply with these regulations, it may be subject to penalties, including fines and suspensions, which could reduce our earnings significantly.

We will be subject to extensive regulation in the states and countries in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. These regulations generally are administered by a department of insurance or similar regulatory authority and relate, among other things, to authorization to write lines of business, capital and surplus requirements, rate and policy form approvals, investment and underwriting limitations, affiliated transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of an insurance business. Insurance regulators also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters.

If we do not have the requisite licenses and approvals, or do not comply with the applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us.

The National Association of Insurance Commissioners, or the NAIC, has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.” This system establishes the minimum amount of risk-based capital necessary for an insurance company to support its insurance business operations. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability to maintain regulatory authority to conduct an insurance business.

Changes in existing statutes, regulations and regulatory policies, as well as changes in the implementation of such statutes, regulations and regulatory policies, may affect the way a target business does business, its ability to sell new policies, products or services and its claims exposure on existing policies. State insurance regulators and the NAIC continually re-examine existing laws and regulations. These examinations may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that may adversely affect an insurance-related business.

More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and/or expensive. Although the U.S. federal government generally does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act of 1999, financial services regulation and federal taxation, could significantly harm the insurance industry and us. Specifically, recently adopted federal financial services modernization legislation addressing privacy issues, among other matters, is expected to lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on a target business’ operations.

If we fail to properly evaluate the financial position and reserves of a target business with which we enter into a business combination, our losses and benefits from the operation of that business may exceed our loss and benefit reserves, which could have a significantly adverse effect on our results of operations.

If we enter into a business combination with a target business, our ability to operate that business will depend on our accurate assessment of the financial position and reserves of, and the risks underwritten by, the target business. Reserves are actuarial and statistical projections at a given point in time of what any insurance or reinsurance company ultimately expects to pay on claims and benefits, based on facts and circumstances then known, predictions of future events, estimates of future trends in claim frequency and severity, mortality, morbidity and other variable factors such as inflation. If we fail to assess accurately the risks underwritten by a target business or if our evaluation of the target business’s reserves is incorrect, the reserves may be inadequate to cover losses and we may be unable to operate the target business profitably. If our actual claims experience is less favorable after the business combination than our underlying assumptions prior to the acquisition of the target business, we may be unable to operate the business on a sound financial basis.

In addition, the actual losses and benefits experienced by any target company we may acquire may deviate, perhaps substantially, from the reserve estimates contained in its financial statements. Although we will conduct due diligence on the transactions that the target business has underwritten, we cannot assure you that this evaluation will be borne out by events and, if they are not, our future financial position and results of operations could fail to achieve their anticipated levels.

In addition, as industry practices and legal, judicial and social conditions change, unexpected issues related to claims and coverage may emerge. These issues may either extend coverage beyond the period which we intended or increase the number or size of claims. In some instances, these changes may not manifest themselves until many years after we enter into contracts affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under contracts for many years following the issuance of the contracts.

If we determine that our reserves are inadequate, we will increase our reserves with a corresponding reduction in net income for the period in which the deficiency was identified.

A downgrade in the claims paying and financial strength ratings of a target business may cause significant declines in its revenues and earnings.

If we enter into a business combination with an insurance company, our financial strength will be monitored by regulatory authorities and private companies, such as A.M. Best. Claims paying and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best focuses on balance sheet strength (including capital adequacy and loss expense reserve adequacy), operating performance and business profile. A reduction in a target business’ performance under these criteria could result in a downgrade of its A.M. Best rating. Any downgrade of this rating could cause any brokers, agents, retail brokers or insureds with whom a target business works to choose other, more highly rated competitors, which could cause significant declines in the revenues and earnings of the target business. A ratings downgrade could also increase the cost or reduce the availability of reinsurance to the target company.

Changes in market interest rates or in the equity security markets may impair the performance of a target business’ investments, the sales of its investment products and issuers of securities held in the portfolio of the target business.

A target insurance business will depend on income from its investment portfolio for a significant portion of its revenues and earnings. The performance of a target business’ investment portfolio depends in part upon the level of interest rates, equity security prices, real estate values, the performance of the economy generally, the performance of issuers of securities held in the portfolio of the target business and other factors that are beyond a target business’ control. Changes in these factors may impair a target business’ net investment income and, thus, reduce or eliminate our profitability.

In addition, a target business may face significant liquidity risk if the maturity and the duration of its investment portfolio are not correlated with the liquidity requirements of its liabilities. To the extent that a target business is unsuccessful in correlating its investment portfolio with its expected liabilities, a target business may be forced to liquidate investments at times and prices that are not optimal, which could harm the performance of its investment portfolio.

If we effect a business combination with a life insurance or annuity company, then the target business would be exposed to the risk that changes in interest rates may reduce the “spread,” or the difference between the amounts that it is required to pay under the contracts in its general account, principally traditional whole life insurance, fixed annuities and guaranteed investment contracts, and the rate of return it is able to earn on general account investments to support obligations under the contracts. A reduction of its spread due to changes in interest rates or equity security markets may reduce or eliminate a target life insurance and/or annuity business’ profitability.

If our target business’ established reserves for insurance claims are insufficient, its earnings may be reduced or it could suffer losses.

In accordance with insurance industry practice and accounting and regulatory requirements, the target business must establish and maintain reserves for claims and claims expenses related to any risk-bearing insurance businesses in which it engages. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. These reserve estimates are based on an assessment of facts and circumstances then known, a review of historical settlement patterns, development in the frequency, severity and pattern of claims between the estimated and actual amounts, judicial trends, regulatory changes and inflation and foreign currency fluctuations. In the case of life insurance and annuity companies, reserves for future benefits and claims are based on a number of factors, including mortality rates, expected claims, policy persistency, future premium amounts and rates of return on investments. Because the establishment of claims reserves is an inherently uncertain process involving estimates, ultimate losses may exceed claims reserves, which would reduce the earnings of any acquired business and could cause us to incur losses.

If a target business is engaged in insurance brokerage, a reduction in insurance premium rates and commission rates may have an adverse effect on its operations and profits.

Insurance brokers typically derive a significant part of their revenues from commissions on insurance products brokered. Insurance brokers have no control over the insurance premium rates on which these commissions are based, and revenues may be adversely affected by a reduction in rates. In addition, insurance brokers’ commission revenues could also be reduced by a decrease in the commission rates that insurance companies pay for the sale of their products. Historically, premium rates have been cyclical, varying widely based on market conditions, including the underwriting capacity of insurance companies, earnings by insurance companies on their investment portfolios and competition in the marketplace. Health care premiums and commissions may also be affected by a slowing economy as employers seek ways to minimize employee benefits costs and reduce the size of their workforce. A period of decreasing premium rates may reduce insurance brokers’ profitability.

Geopolitical and International Environment Risks

International and political events could adversely affect our results of operations and financial condition.

A significant portion of our post business combination revenue may be derived from non-United States operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization of our assets in that country;

•	political and economic instability;

•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

•	natural disasters, including those related to earthquakes and flooding;

•	inflation;

•	currency fluctuations, devaluations, and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

•	governmental activities that may result in the deprivation of contract rights; and

•	governmental activities that may result in the inability to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many countries in which we may operate, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Our facilities and our employees could come under threat of attack in some countries where we may operate. In addition, we may become subject to the risk related to loss of life of our personnel and our subcontractors in these areas. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with applicable laws.

We may effect a business combination with an entity organized under the laws of any state of the United States, Canada, Bermuda or the Cayman Islands, the United Kingdom, or other country outside the United States. Seeking to effect a business combination with an entity outside the United States could increase our costs, delay the business combination beyond the time period requirements described in this prospectus and, if completed, would expose us to the risks attendant to operating internationally.

Seeking to effect a business combination with an entity outside of the United States could expose us to increased costs and delay completion of the business combination. For example, a target company’s financial statements may be reported in accordance with the domiciliary country’s GAAP or in accordance with the domiciliary country’s statutory accounting requirements for insurance companies, rather than U.S. GAAP. Reconciling these financial statements to U.S. GAAP may be time consuming and expensive. Moreover, the reconciliation process may not uncover all of the applicable accounting issues, which could, among other negative effects, expose our directors and officers to stockholder litigation, increase the potential for regulatory scrutiny of our accounting practices and cause us to restate previously announced financial results.

If we complete a business combination with a target company, including an insurance holding company, that operates outside the United States, we may be subject to risks relating to:

•	deterioration of relations between the United States and such country and social unrest, political upheaval;

•	currency exchange rate fluctuations and currency exchange controls;

•
potentially adverse consequences in complying with foreign laws and regulations, including, but not limited to, more cumbersome corporate disclosure, governance and regulatory requirements, less protection for intellectual property rights or property rights in general, and restrictions in dividend payments;

•	difficulties in staffing and managing foreign operations and in assimilating cultural and managerial differences; and

•	potentially adverse tax consequences, including, but not limited to, a more burdensome tax system, withholding taxes on income and capital gains, and termination or reduction of tax incentives.

Further, if we determine to change domiciles in connection with a business combination, the new jurisdiction’s laws will likely govern our business combination and future agreements, as well as our corporate governance, which may impede our ability to enforce our legal rights and result in a significant loss of business, business opportunities or capital.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

We maintain our executive offices at Four Forest Park Drive, Farmington CT 06032 . The cost for this space is included in the $7,500 per-month fee we pay for general and administrative services to Fund Management Group LLC, an entity of which Mr. Gordon Pratt, our Chairman, CEO and President, and Mr. Larry Swets, our CFO, Executive Vice President, Secretary and Treasurer, are managing members. We pay this fee from working capital and the interest earned on the Trust Account, which we are permitted to withdraw. The agreement for administrative services with Fund Management Group LLC, which covers the rental of this space, continues until the earlier of the completion of a business combination or upon our dissolution. We consider our current office facilities suitable for our business as it is presently conducted. We do not own any real estate or other physical properties.

Item 3.	Legal Proceedings.

There is no litigation currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal period ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Common Stock and Warrants are each traded on the Over-the-Counter Bulletin Board under the symbols FMGQU, FMGQ and FMGQW, respectively. Our Units commenced public trading on October 4, 2007 and our Common Stock and Warrants commenced public trading on November 7, 2007.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Over-the-Counter Bulletin Board

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:

Fourth Quarter*	$8.00	$7.90	$7.30	$7.15	$0.70	$0.70

* For the period October 4 through end of the quarter

Holders of Common Equity

As of March 26, 2008, we had approximately 6 holders of record of our Common Stock, 2 holders of record of our Warrants and 1 holder of record of our Units.

Dividends

We have not paid any dividends on our Common Stock to date and do not intend to pay dividends before we complete our initial business combination. Thereafter, dividend payments will depend upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Our board of directors currently intends to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

We are a smaller reporting company as defined in Regulation S-K, as such pursuant to Regulation S-K we are not required to make disclosures under this Item.

Recent Sales of Unregistered Securities

Since the date of inception, May 22, 2007, we sold the following shares of Common Stock without registration under the Securities Act:

Stockholders	Number of Shares

FMG Investors LLC(1)	1,045,000
Thomas D. Sargent	20,000
David E. Sturgess	20,000
James R. Zuhlke	20,000
John Petry	20,000

Total	1,125,000
——————
(1)	Gordon G. Pratt and Larry G. Swets, Jr. are the managing members and sole owners of our sponsor, FMG Investors LLC, and the beneficial owners of the common stock owned by FMG Investors LLC.

Such shares of common stock were issued on May 22, 2007 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to “accredited investors” as defined in Rule 501(a) of the Securities Act. The shares of common stock issued to the persons above were sold for an aggregate offering price of $25,000 at a purchase price of $0.022 per share. No underwriting discounts or commissions were paid with respect to such sales. Effective August 13, 2007, our board of directors authorized a forward stock split in the form of a stock dividend of 0.15 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.019 per share.

Upon consummation of the IPO, the Company’s initial stockholders, who owned 100% of the Company’s issued and outstanding common stock prior to the IPO, forfeited a pro-rata portion of their shares of common stock (an aggregate of 110,344 shares of common stock) as a result of the underwriters’ election not to exercise the balance of their over-allotment option; effectively raising the purchase price to approximately $0.021 per share. Such ownership interests were adjusted upon consummation of the IPO to reflect their aggregate ownership of 20% of the Company’s issued and outstanding common stock (an aggregate of 1,183,406 shares of common stock).

Immediately prior to the consummation of our IPO, our sponsor, FMG Investors LLC, purchased 1,250,000 insider warrants at $1.00 per share, from us, for an aggregate purchase price of $1,250,000. These insider warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to “accredited investors” as defined in Rule 501(a) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. A private placement subscription agreement was entered into between the Company and our sponsor in connection with these insider warrants.

Initial Public Offering

On October 11, 2007, we consummated our initial public offering of 4,733,625 units, with each unit consisting of one share of our common stock and one warrant~~,~~ to purchase one share of our common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $37,869,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 1,250,000 warrants at $1.00 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,250,000, pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”) and Regulation D as promulgated under the Act. Pali Capital, Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-143466). The Securities and Exchange Commission declared the registration statement effective on October 11, 2007.

We paid a total of $1,136,070 in underwriting discounts and commissions, and approximately $386,793 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the private sale of warrants) were approximately $37,596,237, of which $37,452,930 (or approximately $7.91 per share sold in the offering) was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The trust fund has earned $267,549 through December 31, 2007.

We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extend that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended with be used to finance the operations of the target business.

No expenses of the offering were paid to any of our officers and directors, to persons owning ten (10) percent or more of Common Stock, or any of their respective affiliates. We did, however, repay to our sponsor for loans it made to us prior to the consummation of the initial public offering. The aggregate amount of principal on such loans that were repaid was $100,000. This loan was non-interest bearing.

Repurchases of Equity Securities

None

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined in Regulation S-K, as such pursuant to Regulation S-K, we are not required to make disclosures under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially form those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

Overview

We were formed on May 22, 2007, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar Business Combination, an operating business in the insurance industry. Our initial Business Combination must be with a target business whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. We intend to use cash derived from the proceeds of our initial public offering and concurrent private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such Business Combination.

Since our initial public offering, we have been actively searching for a suitable Business Combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We have met with service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline within which we must enter into a definitive agreement for a Business Combination or return the proceeds of the initial public offering held in the Trust Account to investors. Consistent with the disclosures in our prospectus, we have focused our search on companies in the insurance industry. We cannot assure investors that we will find a suitable Business Combination in the allotted time.

We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our initial public offering, the private placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial transaction. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our current stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock or preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets, if our operating revenues after an initial transaction were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

 We anticipate that we would only consummate such a financing simultaneously with the consummation of a Business Combination, although nothing would preclude us from raising more capital in anticipation of a possible Business Combination.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

On October 11, 2007, we entered into an agreement with our sponsor for the sale of 1,250,000 warrants in a private placement. Each warrant entitles the holder to purchase from us one share of our common stock on a cashless basis. The warrants were sold at a price of $1.00 per warrant, generating net proceeds of $1,250,000.

On October 11, 2007, we consummated our initial public offering of 4,733,625 Units, including 233,625 Units subject to the over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.

The gross proceeds from our offering were $39,119,100 (including the over-allotment option and warrants sold privately). We paid a total of $1,136,070 in underwriting discounts and commissions, and approximately $386,793 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,596,237, of which $37,452,930 was deposited into the trust account (or approximately $7.91 per share).

Net income for the period from May 22, 2007 (inception) to December 31, 2007 of $82,457 consisted of $268,228 of interest income, offset by $22,500 of monthly administrative fees, $8,925 of directors and officers liability insurance, $71,505 of provision for taxes, $14,450 of franchise expenses, $4,730 of travel expenses, $48,887 of professional fees and licenses, $14,774 of other operating costs. Through December 31, 2007, we have used $143,207 of the net proceeds that were not deposited into the trust fund to pay for our costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $37,720,479 held in the trust fund.

We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 4, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

The $1,514,760 of the funds attributable to the deferred underwriting discount and commissions in connection with the Offering and Private Placement will be released to the underwriters upon completion of a business combination as such term is defined in our prospectus filed with on Form 424B4 on October 5, 2007 with the Securities Exchange Commission.

We may need to raise additional funds in order to meet the expenditures required to consummate a Business Combination before October 4, 2009. Although we believe the net proceeds of the offering and the private placement will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you such financing would be available on acceptable terms, if at all.

Commencing on October 11, 2007 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain administrative services from Fund Management Group LLC. In addition, in 2007, FMG Investors LLC advanced to us an aggregate of $100,000 for payment of offering expenses on our behalf. These advances were repaid on October 11, 2007 from the proceeds of the initial public offering that were allocated to pay offering expenses.

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses. We may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriter’s fee of $1,514,760) at the time of such acquisition. If we consummate multiple Business Combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

If we are unable to find a suitable target business by October 4, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the initial public offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a Business Combination.

Results of Operations

Through December 31, 2007, our efforts have been primarily organizational activities, activities relating to our initial public offering and active searching for a target company to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business and have not entered into a definitive agreement with any potential target businesses. Beginning October 11, 2007 (the date of the consummation of our initial public offering) until our consummation of a Business Combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our primary source of income.

The gross proceeds from our offering were $39,119,100 (including the over-allotment option and warrants sold privately). We paid a total of $1,136,070 in underwriting discounts and commissions, and approximately $386,793 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,596,237, of which $37,452,930 was deposited into the trust account (or approximately $7.91 per share).

Net income for the period from May 22, 2007 (inception) to December 31, 2007 of $82,457 consisted of $268,228 of interest income, offset by $22,500 of monthly administrative fees, $8,925 of directors and officers liability insurance, $71,505 of provision for taxes, $14,450 of franchise taxes, $4,730 of travel expenses, $48,887 of professional fees and licenses, $14,774 of other operating costs. Through December 31, 2007, we have used $143,207 of the net proceeds that were not deposited into the trust fund to pay for our costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $37,720,479 held in the trust fund.

In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such a fund-raising simultaneously with the consummation of an initial transaction.

We currently pay Fund Management Group LLC, an affiliate of our sponsor, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by Fund Management Group LLC.

Off-Balance Sheet Arrangements

We have issued warrants in conjunction with our initial public offering and private placement, and have also issued incentive warrants. These warrants may be deemed to be equity linked derivatives and, accordingly, represent off balance sheet arrangements. As permitted under EITF 00-19, we account for these warrants as stockholders’ equity and not as derivatives.

In connection with the offering, on October 4, 2007, we entered into a limited recourse revolving line of credit with Fund Management Group LLC, under which we may have up to $250,000 of outstanding borrowings at any time. The revolving line of credit terminates upon the earlier of the completion of a business combination or the cessation of our corporate existence (as such borrowings may be used to pay costs, expenses and claims in connection with any such dissolution and liquidation). The revolving line of credit bears no interest and has no recourse against the funds in the trust account, which funds will be distributed to the public stockholders if we do not consummate a business combination within the requisite time periods. It is possible we could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available to pay expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate and dissolve.

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. We entered into a Service Agreement with the parent of our Sponsor requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

In connection with our initial public offering, Pali Capital, Inc., the representative of the underwriters, has agreed to defer payment of the deferred underwriting discount and commission of $1,514,760 until completion of a Business Combination. Until a Business Combination is complete, these funds will remain in the Trust Account. If the Company does not complete a Business Combination then the deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the Trust Account, we many not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. We have not engaged in any hedging activities with respect to the market risk to which we are exposed.

The total net proceeds to us from the offering (including $1,250,000 from the sale of insider warrants) before deducting the underwriting discount and commissions were approximately $37,596,237, and an amount of $37,452,930 was deposited into the Trust Account, which is maintained by Continental Stock Transfer and Trust Company, acting as trustee. As of December 31, 2007, the balance of the Trust Account was $37,720,479, net of permitted accrued expenses and taxes. The proceeds held in the Trust Account will primarily be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities, and because the proceeds from our offering have been invested in treasury bills or a short-term investment (namely, the JP Morgan 100% Treasury Money Market Fund), our only material market risk exposure relates to fluctuations in interest rates. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act.

Internal Control Over Financial Reporting

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position

Gordon G. Pratt	46	Chairman, President and Chief Executive Officer

Larry G. Swets, Jr.	33	Chief Financial Officer, Executive Vice President, Secretary, Treasurer and Director

Thomas D. Sargent	49	Director

David E. Sturgess	52	Director

James R. Zuhlke	61	Director

Gordon G. Pratt has served as our Chairman of the Board of Directors, President and Chief Executive Officer since our inception. Mr. Pratt is Managing Director of Fund Management Group and Managing General Partner for Distribution Partners Investment Capital, L.P., which he co-founded in 1999. Fund Management Group specializes in managing investments in and providing advice to privately held insurance related businesses. Fund Management Group (i) manages Distribution Partners, (ii) makes direct private equity investments, and (iii) consults with privately-held companies and their boards of directors. Fund Management Group/Distribution Partners past and current portfolio companies include: Bertholon-Rowland Corp.; Calco Holdings Corporation; Distinguished Programs Holdings; Envoy Health; InsRisk Equity Fund, LP; Kibble & Prentice Holding Company; Pavlo, Weinberg & Associates; Reliant Pre-Pak, LLC; and Tri-City Holdings, Inc. Mr. Pratt is Chairman of the Board of Risk Enterprise Management Limited (national third-party property/casualty administrator), and a former director of Calco (California retail broker), Bertholon-Rowland (New York program manager), Kibble & Prentice (Seattle retail broker), and Tri-City Holdings (national wholesaler).

From July of 2004 through April of 2006, concurrently with his duties at Fund Management Group, Mr. Pratt also was Senior Vice President of Corporate Finance for Willis Group, the global insurance broker. At Willis he was in charge of the Group’s acquisitions and divestitures worldwide. Prior to joining Willis in 2004, Mr. Pratt was an owner of Hales & Company, an investment banking firm serving the insurance industry. While at Hales, he helped to found Hale’s New York office and launched Distribution Partners in 1999. Before joining Hales, he was a Senior Vice President, shareholder, and member of the operating committee of Conning & Company, which for more than 85 years focused on insurance investment, research, and asset management. At Conning, Mr. Pratt was involved in all aspects of forming, managing, and investing the Conning Funds, which at that time totaled more than $430 million of private equity capital for investment in the insurance industry. He began his career at The Chase Manhattan Bank, N.A. in 1986. Mr. Pratt graduated with a B.A. in United States history from Cornell University (1984) and a Master of Management, Finance and Accounting from Northwestern University (1986).

During his career, Mr. Pratt has completed dozens of corporate finance advisory and investment transactions in the insurance industry. He began his career at The Chase Manhattan Bank, N.A. in 1986. While at Chase, among other duties, he co-invented a structured financial product for mutual insurance companies and expanded Chase’s efforts in insurance mergers, acquisitions, and merchant banking. Mr. Pratt’s clients included Kohlberg Kravis Roberts & Company, and he served as a lead senior debt underwriter for KKR’s purchase of American Re-Insurance Company in 1992, at the time the largest-ever leveraged buyout of an insurance company. Later that year he joined Conning & Company, then a privately-held investment bank, asset manager, and research company focused on the insurance industry. During his career at Conning, Mr. Pratt was promoted to Senior Vice President and became a shareholder, private equity partner, and member of the operating committee. He was involved in all aspects of forming, managing, and investing the Conning Funds, which at that time totaled more than $430 million of private equity capital for investment in the insurance industry. Mr. Pratt has served on the boards of directors for a number of insurance businesses including: HealthRight, Inc. (managed care); Investors Insurance Holding Corp. (excess and surplus lines); Monroe Guaranty Companies, Inc. (commercial lines); Sagamore Financial Corporation (impaired risk life); and Stockton Holdings Ltd., (finite risk). In 1999, Mr. Pratt joined Hales & Company, an investment bank serving insurance and insurance distribution businesses as a partner and shareholder. He helped to start Hales’s New York office and launched Distribution Partners Investment Capital, L.P., a private equity fund focused on insurance distribution businesses. In July of 2004, Mr. Pratt left Hales to join Willis Group where he served until April of 2006.

Larry G. Swets, Jr., CFA, has served as our Chief Financial Officer, Executive Vice President, Secretary, Treasurer and a Director since our inception. Since June 2005, Mr. Swets has served as the Managing Director of Itasca Financial, LLC, an advisory firm to insurance companies and financial service firms whose clients include the insurance industry. In addition, Mr. Swets is Managing Director of InsRisk Partners, LLC, which he founded in early 2007. InsRisk manages private funds for investment in insurance-focused securities. Mr. Swets also serves as Acting Chief Financial Officer of Risk Enterprise Management Limited. Mr. Swets has been an insurance company executive and advisor, including serving as Director of Investments and Fixed Income Portfolio Manager for Kemper Insurance, a diversified mutual property-casualty insurance company, from June 1997 to May 2005. As Director, Mr. Swets oversaw Kemper’s relationships with banks and outside investment advisors; he also coordinated various treasury, cash management, and financial analysis functions. He served Kemper in evaluating business units, executing corporate transactions and divestitures, and by developing financial projections and analysis for the company during its runoff stage. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. He has taught finance and investments as an adjunct professor at the College of Business, Valparaiso University. Mr. Swets holds a Bachelor’s degree from Christ College, Valparaiso University, Summa Cum Laude (1997) and a Master’s degree in Finance from De Paul University (1999). Mr. Swets holds the Chartered Financial Analyst designation and is a member of the CFA Society of Chicago and the CFA Institute.

Thomas D. Sargent has been a member of our board of directors since our inception. Since 2000, he has been a principal at Bradley, Foster & Sargent, Inc., a Connecticut based investment management firm. In May 2007, Mr. Sargent also became a partner of Tennant Capital Fund, L.P., a private equity fund focused on making investments in the insurance industry. Prior to joining Bradley, Foster & Sargent, he was a Senior Vice President, shareholder, and member of the operating committee of Conning & Company. Mr. Sargent joined Conning & Company in 1986 and served in a variety of roles culminating in his appointment as Director of Research and head of Conning’s institutional insurance research, sales, and trading departments. He has served as a director of Discover Re Holdings, one of the Conning Funds’ investments, until its sale to USF&G Corp. Mr. Sargent received a Bachelor of Arts from Union College (1981) and an M.B.A. from the Amos Tuck School at Dartmouth (1986). He holds the Charter Financial Analyst designation.

David E. Sturgess has been a member of our board of directors since our inception. He is President of Updike, Kelly & Spellacy, P.C., a Connecticut law firm and a member of the Meritas law firms worldwide. He has practiced law since 1981, and since joining Updike, Kelly & Spellacy in 1985, Mr. Sturgess has expanded his practice to include the areas of general business law, finance and venture capital. He is counsel to numerous businesses and to institutional investors, particularly in private equity and venture capital, mezzanine finance, technology and e-commerce. Mr. Sturgess has provided advice in debt and equity financings, mergers and acquisitions, regulatory requirements, contract law, employment issues and intellectual property procurement and protection. He has represented a majority stockholder in a successful proxy fight with a major public company, represented the purchasers of a National Hockey League franchise, and represented a Fortune 500 company in its sale of two operating subsidiaries. He is President of the Connecticut Venture Group, a venture capital association, and serves on the board of directors and the executive committee for Community Health Charities of Connecticut. Mr. Sturgess received a B.S., magna cum laude, in Finance from the University of Connecticut (1978) and a J.D. from The Duke University School of Law (1981). He is a member of the Connecticut Bar Association.

James R. Zuhlke has been a member of our board of directors since our inception. Since June 2005, Mr. Zuhlke has served on the Board of Directors of Southern Eagle Insurance Company, a Florida based provider of workers compensation insurance. In addition, since February 2008, Mr. Zuhlke has served as Executive Vice President of Brooke Capital Corporation. From April 1998 until January 2004, he was President and Chief Executive Officer of Kingsway America Inc. and a director of its parent Kingsway Financial Services, Inc., an NYSE listed company specializing in providing personal and commercial lines of property and casualty insurance in the United States and Canada. During his tenure at Kingsway America, Mr. Zuhlke assisted in the acquisition of six insurance businesses and managed the integration and assimilation of their operations by strengthening planning, budgeting, financial reporting, underwriting, and claims handling disciplines. Under his leadership, Kingsway America reached $1.0 billion in net premiums written in five years. In 1976, Mr. Zuhlke started his first insurance business, Washington International Insurance Company, and served as its President and Chief Executive Officer. In 1980, he co-founded insurance underwriting operations which in 1986 became Intercargo Corporation, a specialist in U.S. customs bonds and international freight insurance. At Intercargo, he was President and Chairman of the Board of Directors. Intercargo became a NASDAQ listed company in 1988 and ultimately was sold to XL Capital Ltd. in 1998. Mr. Zuhlke holds a Bachelor’s degree (1968) and a Juris Doctor’s degree (1971) from the University of Wisconsin. He is a member of the Wisconsin, Illinois and American Bar Associations.

Number and Terms of Office of Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. Our Bylaws provide that the number of directors which may constitute the board of directors shall not be less than one or more than nine. Our board of directors has five members. The term of office of the first class of directors, consisting of Mr. Swets and Mr. Zuhlke, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Pratt, Mr. Sargent, and Mr. Sturgess, will expire at the second annual meeting.

Special Advisor

John Petry is our special advisor who will advise us concerning our acquisition of a target business. Mr. Petry is a partner at Gotham Capital, a value and special situation hedge fund he joined in 1997. Among other duties, he is partner and was a co-founder of Gotham Asset Management, a multi-manager investment partnership whose managers pursue an investment style similar to Gotham Capital. In 1999, while at Gotham, Mr. Petry co-founded the Value Investors Club, a website that provides a forum for exchanging investment ideas concerning value and special situation securities. Mr. Petry serves as the Treasurer for the board of trustees of the Harlem Success Academy Charter School. He received a B.S. from the Wharton School of the University of Pennsylvania.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target acquisition, and structuring, negotiating and consummating its acquisition. None of these individuals has been or currently is a principal of or affiliated with a blank check company. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to identify and effect an acquisition. Since our special advisor is not an officer, director, employee or consultant to us, he is under no legal, contractual or other special duty to us or our stockholders with regard to any matter, including any conflict of interest, and neither he nor any affiliate of his is bound by any contractual agreement or arrangement with us.

Director Independence

In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on. The Nasdaq Stock Exchange and American Stock Exchange listing standards generally define an “independent director” as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Board Committees

Our board of directors, in its entirety, will act as the audit committee. Our board of directors intends to establish an audit committee and a compensation committee upon consummation of a business combination. At that time, our board of directors intends to adopt charters for these committees. Prior to such time, we do not intent to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning potential target businesses. We do not feel a compensation committee is necessary prior to a business combination as there is no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In October 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics is attached as an exhibit to this Annual Report.

Item 11.	Executive Compensation.

Commencing October 4, 2007 and ending upon the acquisition of a target business, we will pay Fund Management Group LLC, an affiliate of Gordon G. Pratt, our chairman of the board, chief executive officer and president, a fee of $7,500 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007 and as adjusted to reflect the sale of insider warrants and the sale of our common stock included in the units offered in our IPO, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
	Number of Shares (2)		Percentage of Common Stock
Name and Address of Beneficial Owners(1)

FMG Investors LLC(3)	1,099,266		18.57%
Gordon G. Pratt, Chairman, Chief Executive Officer and President	1,099,266	(3)	18.57%
Larry G. Swets, Jr., Chief Financial Officer, Secretary, Treasurer, Executive Vice President	1,099,266	(3)	18.57%
Thomas D. Sargent, Director	21,035		0.36%
David E. Sturgess, Director(4)	21,035		0.36%
James R. Zuhlke, Director	21,035		0.36%
HBK Investments L.P.(5)	547,250		9.2%
Brian Taylor(6)	437,500		7.47%
Bulldog Investors(7)	826,500		13.96%
Millenco LLC(8)	189,375		3.2%
D.B. Zwirn Special Opportunities Fund, L.P.(9)	147,000		2.48%
D.B. Zwirn Special Opportunities Fund, Ltd. (9)	203,000		3.43%
D.B. Zwirn & Co., L.P. (9)	350,000		5.92%
DBZ GP, LLC(9)	350,000		5.92%
Zwirn Holdings, LLC(9)	350,000		5.92%
Daniel B. Zwirn(9)	350,000		5.92%

All Directors and Officers as a Group (5 persons)	1,162,371		19.64%
——————
(1)	Unless otherwise indicated, the business address of each of the stockholders is Four Forest Park, Second Floor, Farmington, Connecticut 06032.

(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.

(3)	Each of Messrs. Pratt and Swets are the managing members of our sponsor, FMG Investors LLC, and may be deemed to each beneficially own the 1,099,266 shares owned by FMG Investors LLC.

(4)	The business address of David E. Sturgess is c/o Updike, Kelly & Spellacy, P.C., One State Street, Hartford, Connecticut 06103.

(5)
Based on information contained in a Statement on Schedule 13G filed by HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. on November 16, 2007. All reporting parties have shared voting and dispositive power over such securities. The address of all such reporting parties is 300 Crescent Court, Suite 700, Dallas, Texas 75201.

(6)
Based on information contained in a Statement on Schedule 13D filed by Brian Taylor, Pine River Capital Management L.P., Nisswa Master Fund Ltd. on October 12, 2007. All reporting parties have shared voting and dispositive power over such securities. The address of all such reporting parties is 800 Nicollet Mall, Suite 2850, Minneapolis, MN 55402.

(7)
Based on information contained in a Statement on Schedule 13G filed by Bulldog Investors, Phillip Goldstein and Andrew Dakos on October 15, 2007. All reporting parties have shared voting and dispositive power over such securities. The address of all such reporting parties is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.

(8)
Based on information contained in a Statement on Schedule 13G filed by Millenco LLC, Millenium Management LLC and Israel A. Englander on December 11, 2007. All reporting parties have shared voting and dispositive power over such securities. The address of all such reporting parties is 666 Fifth Avenue, New York, NY 10103.

(9)
D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 147,000 shares of Common Stock owned by D.B. Zwirn Opportunities Fund, L.P. and (ii) 203,000 shares of Common Stock owned by D.B. Zwirn Special Opportunities Fund, Ltd. (each entity referred to in (i) and (ii) is referred to as a "Fund" and, collectively, as the "Funds"). D.B. Zwirn & Co., L.P. is the manager of the Funds, and consequently has voting control and investment discretion over the shares of Common Stock held by the Fund. Daniel B. Zwirn is the managing member of and thereby controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P. Each of D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC and Daniel B. Zwirn disclaims beneficial ownership of the shares of Common Stock held by the Funds. Therefore, (i) D.B. Zwirn Special Opportunities Fund, L.P. owns approximately 2.48% of the outstanding shares of Common Stock, (ii) D.B. Zwirn Special Opportunities Fund, Ltd. owns approximately 3.43% of the outstanding shares of Common Stock and (iii) each of D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC and Daniel B. Zwirn may be deemed to beneficially own approximately 5.92% of the outstanding shares of Common Stock.

Our sponsor purchased 1,250,000 warrants from us at a price of $1.00 per warrant in a private placement transaction. These warrants, which we collectively refer to as the insider warrants, cannot be sold or transferred by the sponsor until the 90th day following consummation of a business combination, except in certain limited circumstances. The $1,250,000 purchase price of the insider warrants were added to the proceeds being held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this prospectus, then the $1,250,000 purchase price of the insider warrants will become part of the liquidation amount distributed to our public stockholders from our trust account and the insider warrants will become worthless.

All of the shares of common stock outstanding prior to our IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	one year following the consummation of a business combination; and

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target acquisition.

During the escrow period, the holders of these shares of common stock will not be able to sell or transfer their securities except in certain limited circumstances (such as transfers to relatives and trusts for estate planning purposes, while remaining in escrow), but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to this offering, including the common stock underlying the insider warrants.

Each of Messrs. Pratt and Swets is deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On May 22, 2007, we issued 1,125,000 shares of our common stock to certain affiliates listed below for an aggregate amount of $25,000 in cash, at a purchase price of approximately $0.022 per share.

Name	Number of Shares	Relationship to Us

FMG Investors LLC	1,045,000	Sponsor. Gordon Pratt and Larry G. Swets, Jr. are the managing members of FMG Investors LLC.
Thomas D. Sargent	20,000	Director
David E. Sturgess	20,000	Director
James R. Zuhlke	20,000	Director
John Petry	20,000	Special Advisor

Effective August 13, 2007, our board of directors authorized a forward stock split in the form of a stock dividend of 0.15 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.019 per share.

Upon consummation of the IPO, the Company’s initial stockholders, who owned 100% of the Company’s issued and outstanding common stock prior to the IPO, forfeited a pro-rata portion of their shares of common stock (an aggregate of 110,344 shares of common stock) as a result of the underwriters’ election not to exercise the balance of their over-allotment option; effectively raising the purchase price to approximately $0.021 per share. Such ownership interests were adjusted upon consummation of the IPO to reflect their aggregate ownership of 20% of the Company’s issued and outstanding common stock (an aggregate of 1,183,406 shares of common stock).

Prior to the consummation of the offering, our sponsor purchased, in a private placement transaction pursuant to Regulation D under the Securities Act, 1,250,000 warrants from us at a price of $1.00 per warrant. These warrants, which we refer to as the insider warrants, will not be sold or transferred by the purchaser who initially purchases these warrants from us prior to 90 days following the completion of our initial business combination. These warrants contain cashless exercise provisions. The $1,250,000 purchase price of the insider warrants was added to the proceeds of our IPO and is held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in the prospectus relating to the IPO, then the $1,250,000 purchase price of the insider warrants will become part of the liquidation amount distributed to our public stockholders from our trust account and the insider warrants will become worthless.

The holders of a majority of all of (i) the shares of common stock owned or held by our sponsors,officers and directors; and (ii) the shares of common stock issuable upon exercise of the insider warrants will be entitled to make up to two demands that we register these securities pursuant to a registration rights agreement. Such holders may elect to exercise these registration rights at any time commencing on or after the date on which these securities are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these securities are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Because the insider warrants sold in the Regulation D private placement were originally issued pursuant to an exemption from registration requirements under the federal securities laws, the holders of the warrants purchased in the Regulation D private placement will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. Our insider warrants will become freely tradable only after they are registered pursuant to a registration rights agreement to be signed on or before the date of this prospectus.

In order to protect the amounts held in the trust account, our sponsor has agreed to indemnify us for claims of creditors, vendors, service providers and target businesses that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the trust account. As further assurance our sponsor will have the necessary funds required to meet these indemnification obligations, the managing members of our sponsor have agreed to jointly and severally indemnify the trust in the event the sponsor is unable to comply with its indemnification obligations. We have a fiduciary obligation to pursue Messrs. Pratt and Swets to enforce their indemnification obligations, and intend to pursue such actions as and when we deem appropriate; however, there can be no assurance they will be able to satisfy those obligations, if required to do so. As a result, we cannot assure you the per share distribution from the trust account, if we liquidate, will not be less than $7.91, plus interest then held in the trust account.

Our sponsor has advanced an aggregate of $100,000 to us as of the effective date of the registration statement to cover expenses related to this offering, such as SEC registration fees, FINRA registration fees and legal and accounting fees and expenses. The loan was repaid without interest and was repaid from the gross proceeds of our IPO in October 2007.

FMG Investors LLC, our sponsor, has agreed to provide us with a limited recourse revolving line of credit under which we may have up to $250,000 of outstanding borrowings at any time. The revolving line of credit terminates upon the earlier of the completion of a business combination or the cessation of our corporate existence (as such borrowings may be used to pay costs, expenses and claims in connection with any such dissolution and liquidation). The revolving line of credit bears no interest and has no recourse against the funds in the trust account, which funds will be distributed to the public stockholders if we do not consummate a business combination within the requisite time periods. It is possible we could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available to pay expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate and dissolve.

We will reimburse our officers and directors, subject to board approval, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target acquisitions and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in the trust account until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, will be paid to any of our initial stockholders, sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to a business combination.

None of our sponsor, officers or directors will receive reimbursement for any out-of-pocket expenses incurred by them to the extent such expenses exceed the amount held outside of the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly situated companies. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly situated companies.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Each of our sponsor, officers and directors also entered into a letter agreement with us and Pali Capital pursuant to which, among other things:

•
each agreed to vote all shares of common stock owned by him in accordance with the majority of the shares purchased in the IPO in connection with the stockholder vote on our proposed initial business combination;

•	if we fail to consummate a business combination by October 4, 2009, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•
each waived any and all rights he may have to receive any distribution of cash, property or other assets from the trust account as a result of such liquidation with respect to his shares of common stock (and, in the case of the sponsor, the insider warrants);

•
each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•
each agreed that we could not consummate any business combination which involves a company which is affiliated with the sponsor or any of our officers and directors unless we obtain an opinion from an independent investment banking firm reasonably acceptable to Pali Capital that the business combination is fair to our stockholders from a financial perspective;

•
each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to, or in connection with, the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Fund Management Group LLC, an affiliate of Gordon G. Pratt, our chairman of the board, chief executive officer and president, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Fund Management Group $7,500 per month for these services.

During 2007, FMG Investors LLC advanced an aggregate of $100,000 to us to cover expenses related to our initial public offering. The loan was payable without interest and was repaid from the gross proceeds of our IPO in October 2007.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to, or for any services they render in order to effectuate, the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Item 14.	Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2007, the firm of Rothstein, Kass & Company, P.C., or RKCO, was our principal accountant. RKCO manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to RKCO for services rendered.

Audit Fees

The aggregate fees billed by RKCO for professional services rendered for the audit of our financial statements from the date of our inception through December 31, 2007 and for services performed in connection with the Company’s registration statement on Form S-1 filed in 2007, were approximately $45,000.

Audit-Related Fees

Other than the fees described under the caption, “Audit Fees” above, RKCO did not bill any fees for services rendered to us during fiscal year ended December 31, 2007 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

None.

All Other Fees

There were no fees billed by Rothstein, Kass & Company, P.C. for professional services other than audit services and audit-related services rendered from the date of our inception through December 31, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

FMG ACQUISITION CORP.

(a corporation in the development state)

Financial Statements

For the period from May 22, 2007 to December 31, 2007

Contents

Report of Independent Registered Public Accounting Firm

Audited Financial Statements

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

Exhibits.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Form of Underwriting Agreement (2)

3.1	Certificate of Incorporation (1)

3.2	Form of Amended and Restated Certificate of Incorporation. (1)

3.3	By Laws. (1)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Form of Unit Purchase Option to be granted to Pali Capital, Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Form of Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.2	Form of Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company, and the Initial Stockholders. (1)

10.3	Form of Registration Rights Agreement among the Registrant and Initial Stockholders. (1)

10.4	Form of Letter Agreement by and between the Registrant and Gordon G. Pratt. (1)

10.5	Form of Letter Agreement by and between the Registrant and Larry G. Swets, Jr. (1)

10.6	Form of Letter Agreement by and between the Registrant and FMG Investors LLC. (1)

10.7	Form of Letter Agreement by and between the Registrant and Thomas D. Sargent. (1)

10.8	Form of Letter Agreement by and between the Registrant and David E. Sturgess. (1)

10.9	Form of Letter Agreement by and between the Registrant and James R. Zuhlke. (1)

10.10	Form of Letter Agreement by and between the Registrant and John Petry. (1)

10.11	Administrative Services Agreement between the Registrant and Fund Management Group LLC. (1)

10.12	Subscription Agreement between the Registrant and the Sponsor. (1)

10.13	Promissory Note, dated May 22, 2007, issued to FMG Investors LLC in the amount of $100,000. (1)

10.14	Subordinated Revolving Line of Credit Agreement by and between FMG Acquisition Corp. and FMG Investors LLC in the amount of $250,000. (2)

14	Code of Business Conduct and Ethics. (1)

23	Consent of Rothstein Kass. (2)

24	Power of Attorney (Included on Signature Page).

31	Rule 13a-14(a) / 15(d)-14(c) Certifications. *

32	Section 1350 Certifications. *

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-143466) with the SEC on June 4, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-143466) with the SEC on July 12, 2007

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMG ACQUISITION CORP.

By:	/s/ Gordon G. Pratt
Name:	Gordon G. Pratt
Title:	Chairman, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon G. Pratt Gordon G. Pratt	Chairman, Chief Executive Officer and President (principal executive officer)	March 28, 2008
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Chief Financial Officer, Executive Vice President, Secretary, Treasurer, and Director (principal financial and accounting officer)	March 28, 2008
/s/ Thomas D. Sargent Thomas D. Sargent	Director	March 28, 2008
/s/ David E. Sturgess David E. Sturgess	Director	March 28, 2008
/s/ James R. Zuhlke James R. Zuhlke	Director	March 28, 2008

FMG Acquisition Corp.
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FMG Acquisition Corp.

We have audited the accompanying balance sheet of FMG Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the period from May 22, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the period from May 22, 2007 (date of inception) to December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 27, 2008

FMG ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET

December 31, 2007

ASSETS

Current assets
Cash	$71,274
Prepaid expenses	54,075
125,349
Other assets
Cash held in Trust Account	37,720,479
Deferred tax asset	32,210
37,752,689

TOTAL ASSETS	$37,878,038

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities, accounts payable and accrued expenses	$174,344

Long-term liabilities, deferred underwriters' fee	1,514,760

Common stock, subject to possible redemption,
1,419,614 shares, at redemption value	11,232,133

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-
Common stock, $.0001 par value, authorized 20,000,000 shares; 5,917,031 shares issued and outstanding, (including 1,419,614 shares subject to
possible redemption)	602
Additional paid-in capital	24,873,742
Earnings accumulated during the development stage	82,457
Total stockholders' equity	24,956,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,878,038

See accompanying notes to the financial statements.

FMG ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the period May 22, 2007 (date of inception) to December 31, 2007

Revenue	$-
Formation and operating costs	114,266
Loss from operations	(114,266)

Interest income	268,228
Income before provision for income taxes	153,962

Provision for income taxes	71,505
Net income applicable to common stockholders	$82,457

Maximum number of shares subject to possible redemption:
Weighted average number of common shares,
basic and diluted	519,680

Net income per common share, for shares subject to possible redemption	-
Approximate weighted average number of common shares outstanding (not subject to possible redemption)
Basic	2,879,226
Diluted	3,258,383
Net income per common share not subject to possible redemption,
Basic	$0.030
Diluted	$0.027

See accompanying notes to the financial statements.

FMG ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period May 22, 2007 (date of inception) to December 31, 2007

	Common Stock
	Shares	Amount		Additional Paid-in Capital	Earnings Accumulated During Development Stage	Total Stockholders' Equity
Common shares issued to existing shareholders		1,183,406	$129	$24,871	$-	$25,000

Proceeds from issuance of warrants				1,250,000		1,250,000

Sale of 4,733,625 units on October 11, 2007 at a price of $8 per unit, net of underwriters' discount and offering costs (including 1,419,614 shares subject to possible redemption)		4,733,625	473	34,830,904		34,831,377

Common stock, subject to possible redemption,
1,419,614 shares				(11,232,133)		(11,232,133)

Proceeds from issuance of options				100		100

Net income					82,457	82,457

Balances, December 31, 2007		5,917,031	$602	$24,873,742	$82,457	$24,956,801

See accompanying notes to the financial statements.

FMG ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period May 22, 2007 (date of inception) to December 31, 2007

Cash flows provided by operating activities
Net income	$82,457
Adjustments to reconcile net income to net cash provided by
operating activities:
( Deferred income tax (benefit)	(32,210)
Increase (decrease) in cash attributable to changes
in operating assets and liabilities:
Prepaid expenses	(54,075)
Accounts payable and accrued expenses	174,344

Net cash provided by operating activities	170,516

Cash used in investing activities, change in restricted cash	(37,720,479)

Cash flows from financing activities
Proceeds from notes payable, stockholders	100,000
Repayment of notes payable, stockholders	(100,000)
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from issurance of warrants in private placement	1,250,000
Gross proceeds from public offering	37,869,000
Payments for underwriters' discount and offering cost	(1,522,863)
Proceeds from issuance of underwriters purchase option	100

Net cash provided by financing activities	37,621,237

Net increase in cash	71,274

Cash, beginning of period	-

Cash, end of period	$71,274

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriters' fees	$1,514,760

See accompanying notes to the financial statements.

FMG Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FMG Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on May 22, 2007. The Company was formed to acquire a business operating in or providing services to the insurance industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated revenue to date, with the exception of interest income held in the Trust Account. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year-end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the public offering of Units (as defined in Note C below) (the “Offering”), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a business operating in or providing services to the insurance industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 99% of the gross proceeds, after payment of certain amounts to the underwriters, is being held in a trust account (“Trust Account”) and invested in U.S. “government securities” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds, as well as up to $1,200,000 of post tax interest income earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest income earned on cash and cash equivalents held in the Trust Account (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Proposed Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

In the event that the Company does not consummate a Business Combination by October 11, 2009, the proceeds held in the Trust Account will be distributed to the Company’s Public Stockholders, excluding the existing stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering, discussed in Note C).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United State of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities Exchange Commission (the "SEC").

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” At December 31, 2007, the Company had not commenced operations. All activity from the period May 22, 2007 (date of inception) through December 31, 2007 relates to the Company’s formation and the public offering described below. The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account.

Net income per common share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding “in the money” warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. The basic and diluted net income per common share amount for the maximum number of shares subject to possible redemption is calculated by dividing interest income attributable to common shares subject to redemption (nil for the period from May 22, 2007 to December 31, 2007) by the weighted average number of shares subject to possible redemption. The basic and diluted net income per common share amount for the shares outstanding not subject to possible redemption is calculated by dividing the income, exclusive of the net interest income attributable to common shares subject to redemption, by the weighted average number of shares not subject to possible redemption.

At December 31, 2007, the Company had outstanding warrants to purchase 5,983,625 shares of common stock.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Redeemable common stock:

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force Topic D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% of common shares sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by October 11, 2009 the Company will liquidate. Accordingly, 1,419,614 shares of common stock have been classified outside of permanent equity at redemption value.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The redemption value is a factor of the Public Stockholder’s pro-rata share of proceeds held in trust. Of the amount held in trust, up to $1,200,000 of post tax interest income earned on the Trust Account may be used by the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Therefore, interest earned on the Trust Account may not impact the redemption value to the extent it will be utilized by the Company. At December 31, 2007, the per share redemption value was approximately $7.91.

Common stock:

In August 2007, the Board of Directors of the Company approved a 1.15-for-1 stock split in the form of a stock dividend of 0.15 shares of common stock for every one share of common stock issued and outstanding as of August 13, 2007. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock dividend.

Upon consummation of the Offering, the Company’s initial stockholders (“Initial Stockholders”), who owned 100% of the Company’s issued and outstanding common stock prior to the Offering, forfeited a pro-rata portion of their shares of common stock (an aggregate of 110,344 shares of common stock) as a result of the underwriters’ election not to exercise the balance of a purchase option (See Note F). Such ownership interests were adjusted upon consummation of the Offering to reflect their aggregate ownership of 20% of the Company’s issued and outstanding common stock (an aggregate of 1,183,406 shares of common stock).

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times, may exceed the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts presented in the accompanying balance sheet.

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

Effective May 22, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at May 22, 2007 (date of inception). There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows as of and for the period ended December 31, 2007.

Securities held in trust:

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest Income” line item in the consolidated statement of operations. Interest income is recognized when earned.

Recently issued accounting standards:

In December 2007, the FASB issued SFAS 141(R), "Business Combinations). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE C— OFFERING

On October 11, 2007 the Company sold 4,733,625 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) October 4, 2008 or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and will expire October 4, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

NOTE D—RELATED PARTY TRANSACTIONS

On May 24, 2007 the Company issued a $100,000 unsecured promissory note to a principal stockholder and affiliate of the Company’s officer, FMG Investors LLC. The note was non-interest bearing and was repaid on October 11, 2007.

The Company has received a limited recourse revolving line of credit totaling $250,000 made available by FMG Investors LLC. The revolving line of credit terminates upon the earlier of the completion of a business combination or October 4, 2009 (as such borrowings may be used to pay costs, expenses and claims in connection with any such dissolution and liquidation). The revolving line of credit is non-interest bearing. As of December 31, 2008, the Company had no borrowings against this revolving line of credit.

The Company has accrued operating expenses in the amount of $7,292 due to FMG Investors LLC relating to administrative and travel costs.

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

Certain of the directors and officers of the Company purchased through FMG Investors LLC, in a private placement, 1,250,000 warrants immediately prior to the Offering at a price of $1.00 per warrant (an aggregate purchase price of approximately $1,250,000) from the Company and not as part of the Offering. They have also agreed that these warrants purchased by them will not be sold or transferred until 90 days after completion of a Business Combination.

NOTE E—INCOME TAXES

For the period May 22, 2007 (date of inception) to December 31, 2007, the components of the provision for income taxes (benefit) are as follows:

For the period
May 22, 2007
(date of inception) to
December 31, 2007

Current:
Federal	$78,000
State	26,000
Deferred:
Federal	(32,000)

I	$72,000

The Company has not begun its trade or business for U.S. tax purposes.  Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset of approximately $32,000 at December 31, 2007 was established for these start-up expenditures.

The effective income tax rate of 46% differs from the federal statutory rate of 34% principally due to the effect of state income taxes and deferred federal taxes.

NOTE F—COMMITMENTS

The Company paid an underwriting discount of 3% of the public unit offering price to the underwriters at the closing of the Offering, with an additional 4% fee of the gross offering proceeds payable upon the Company’s consummation of a Business Combination.

The Company sold to Pali Capital, Inc, for $100, as additional compensation, an option to purchase up to a total of 450,000 units at a per-unit price of $10.00. The units are issuable upon exercise of this option are also identical to those offered in the Offering. The sale was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $2.32 per unit, or $1,044,000 in total, using an expected life of five years, volatility of 34.9% and a risk-free interest rate of 3.69%.

In accordance with Statement of Financial Accounting Standard No. 123R, Share Based Payments (SFAS 123R), the cost of services received in exchange for an award of equity instruments is to be measured based on the grant-date fair value of those instruments. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. SFAS 123R requires the Company to measure the option based on an appropriate industry sector index instead of the expected volatility of its share price. The volatility calculation of 34.9% is based on the five year average volatility for a group of the 20 smallest insurance companies in the Russell 2000 (“Index”). The Company referred to the Index because management believes that the average volatility is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

Although the purchase option and its underlying securities have been registered under the registration statement, the purchase option provides for registration rights that permit the holder of the purchase option to demand that a registration statement will be filed with respect to all or any part of the securities underlying the purchase option within five years of October 4, 2007. Further, the holders of the purchase option will be entitled to piggy - back registration rights in the event we undertake a subsequent registered offering within seven years of the completion of the proposed offering.

The Company granted the underwriter a 45-day option to purchase up to 675,000 additional units to cover the over-allotment. The underwriter used 233,625 of the additional units at the time of closing and did not exercise the balance of the option.

NOTE G—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2007, the Company had not issued shares of preferred stock. The Company’s certificate of incorporation prohibits it, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

NOTE E - MARKETABLE SECURITIES

The carrying amount, including accrued interest, gross unrealized holding losses, and fair value of held-to-maturity securities at December 31, 2007 were as follows:

	Carrying amount	Gross unrealized holding gains	Fair value
Held-to-maturity: U. S. Treasury securities	$37,647,185	$73,294	$37,720,479