Form 10-Q
period 2008-03-31
FMG ACQUISITION CORP
filed 2008-05-14
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

As of May 13, 2008, 5,917,031 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

FMG Acquisition Corp.
(a corporation in the development stage)

Financial Statements:

Balance Sheet	F-1

Statement of Operations	F-2

Statement of Stockholders’ Equity	F-3

Statement of Cash Flows	F-4

Notes to Financial Statements	F-5- F-10

FMG ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET (unaudited)
March 31, 2008

ASSETS

Current assets
Cash	$55,042
Prepaid expenses	42,000
97,042

Other assets
Cash and cash equivalents held in Trust Account	37,737,092
Deferred tax asset	32,210
37,769,302

TOTAL ASSETS	$37,866,344

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities, accounts payable and accrued expenses	$416,008

Long-term liabilities, deferred underwriters' fee	1,514,760

Common stock, subject to possible redemption,
1,419,614 shares, at redemption value	11,232,133

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-
Common stock, $.0001 par value, authorized 20,000,000 shares; 5,917,031 shares issued and outstanding, (including 1,419,614 shares subject to
possible redemption)	602
Additional paid-in capital	24,873,742
Deficit accumulated during the development stage	(170,901)

Total stockholders' equity	24,703,443

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,866,344

See accompanying notes to financial statements.

FMG ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS
(unaudited)
	For the three months ended March 31, 2008	May 22, 2007 (inception) to March 31, 2008

Interest income	$166,486	$434,714

Operating costs	356,846	471,112
Income Taxes	62,998	134,503

Net (loss)/income	$(253,358)	$(170,901)

Maximum Number of shares subject to possible redemption:
Weighted average number of common shares,
basic and diluted	1,419,614	1,419,614

Net income per common share, for shares subject to
redemption	-	-

Approximate weighted average number of common
shares outstanding (not subject to possible redemption)
Basic & Diluted	5,917,031	5,917,031

Net income per common share not subject to possible redemption,
Basic & Diluted	(0.043)	(0.029)

See accompanying notes to financial statements.

FMG ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
For the period May 22, 2007 (date of inception) to March 31, 2008

				Deficit
			Additional	Accumulated During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common shares issued to existing shareholders	1,183,406	$129	$24,871	$-	$25,000

Proceeds from issuance of warrants			1,250,000		1,250,000

Sale of 4,733,625 units on October 11, 2007
at a price of $8 per unit, net of underwriters'
discount and offering costs (including
1,419,614 shares subject to possible redemption)	4,733,625	473	34,830,904		34,831,377

Common stock, subject to possible redemption,
1,419,614 shares			(11,232,133)		(11,232,133)

Proceeds from issuance of options			100		100

Net income for period				82,457	82,457

Balances, December 31, 2007	5,917,031	602	24,873,742	82,457	24,956,801

Net loss for the period				(253,358)	(253,358)

Balances, March 31, 2008	5,917,031	$602	$24,873,742	$(170,901)	$24,703,443

See accompanying notes to financial statements.

FMG ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended March 31, 2008	May 22, 2007 (inception) to March 31, 2008

Cash flows provided by operating activities
Net loss	$(253,358)	$(170,901)
Adjustments to reconcile net loss to net cash used in
operating activities:
Deferred income tax (benefit)	-	(32,210)
Increase (decrease) in cash attributable to changes
in operating assets and liabilities
Prepaid expenses	12,074	(42,000)
Accounts payable and accrued expenses	241,665	416,008

Net cash provided by operating activities	381	170,897

Cash used in investing activities, change in restricted cash and cash equivalents	(16,613)	(37,737,092)

Cash flows from financing activities
Proceeds from notes payable, stockholders		100,000
Repayment of notes payable, stockholders	-	(100,000)
Proceeds from issuance of common stock	-	25,000
Proceeds from issurance of warrants	-	1,250,000
Gross proceeds from public offering	-	37,869,000
Payments for underwriters' discount and offering cost	-	(1,522,863)
Proceeds from issuance of option	-	100

Net cash provided by financing activities	-	37,621,237

Net (decrease)/increase in cash	(16,232)	55,042

Cash, beginning of period	71,274	-

Cash, end of period	$55,042	$55,042

Supplemental schedule of non-cash financing activities:

Accrual of deferred underwriters' fees	$-	$1,514,760

Supplemental disclosure for taxes paid:

Taxes paid	$127,250	$127,250

See accompanying notes to financial statements.

FMG Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements
(unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of March 31, 2008, and for the period May 22, 2007 (date of inception) to March, 31 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FMG Acquisition Corp. (a corporation in the development stage) (“FMG” or the “Company”) was incorporated in Delaware on May 22, 2007. The Company was formed to acquire a business operating in or providing services to the insurance industry through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the public offering of Units (as defined in Note D below) (the “Offering”), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a business operating in or providing services to the insurance industry (“Business Combination”). Furthermore, there is no assurance the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 99% of the gross proceeds, after payment of certain amounts to the underwriters, is being held in a trust account (“Trust Account”) and invested in U.S. “government securities”, defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds, as well as up to $1,200,000 of post tax interest income earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

The Company will submit any proposed Business Combination for stockholder approval. In the event 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event the Company does not consummate a Business Combination by October 4, 2009, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the officers and directors of, and the special advisor to, the Company to the extent of their stock holdings prior to the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note D).

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

  Cash and cash equivalents:

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Deferred offering costs:

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering”. Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Offering and that will be charged to capital upon the completion of the Offering or charged to expense if the Offering is not completed.

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

Effective May 22, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of March 31, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2007. There was no change to this balance at March 31, 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently issued accounting standards:
In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements,"an Amendment of ARB No. 51, "Consolidated Financial Statements," ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008 with retrospective application.  The Company will adopt SFAS 160 beginning January 1, 2009 and management is currently evaluating the potential impact on the financial statements when implemented.

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

Management does not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE D— OFFERING

On October 11, 2007 the Company sold 4,733,625 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing upon the completion of a Business Combination with a target business or the distribution of the Trust Account, and will expire October 4, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

Upon consummation of the Offering, the Company’s initial stockholders (“Initial Stockholders”), who owned 100% of the Company’s issued and outstanding common stock prior to the Offering, forfeited a pro-rata portion of their shares of common stock (an aggregate of 110,344 shares of common stock) as a result of the underwriters’ election not to exercise the balance of a purchase option. Such ownership interests were adjusted upon consummation of the Offering to reflect their aggregate ownership of 20% of the Company’s issued and outstanding common stock (an aggregate of 1,183,406 shares of common stock).

NOTE E—RELATED PARTY TRANSACTIONS

The Company has received a limited recourse revolving line of credit totaling $250,000 made available by FMG Investors, LLC. The revolving line of credit terminates upon the earlier of the completion of the Business Combination or the cessation of FMG’s corporate existence 24 months from the date of the Offering (as such borrowings may be used to pay costs, expenses and claims in connection with any such dissolution and liquidation). The revolving line of credit is non-interest bearing.

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

Certain of the directors and officers of the Company have agreed to purchase through FMG Investors, LLC, in a private placement, 1,250,000 warrants immediately prior to the Offering at a price of $1.00 per warrant (an aggregate purchase price of approximately $1,250,000) from the Company and not as part of the Offering. They have also agreed that these warrants purchased by them will not be sold or transferred until 90 days after the completion of a Business Combination.

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

NOTE F—COMMITMENTS (CONTINUED)

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

Although the purchase option and its underlying securities have been registered under the registration statement, the purchase option will provide for registration rights that will permit the holder of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of the completion of the offering. Further, the holders of the purchase option will be entitled to piggy - back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the Offering.

The Company granted the underwriter a 45-day option to purchase up to 675,000 additional units to cover the over-allotment. The underwriter used 233,625 of the additional units at the time of closing and did not exercise the balance of the option.

NOTE G—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2008, the Company had not issued shares of preferred stock. The Company’s certificate of incorporation prohibits it, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the common stock on a Business Combination.

NOTE H—SUBSEQUENT EVENTS

On April 2, 2008, FMG issued a press release with respect to the execution of an Agreement and Plan of Merger (“Merger Agreement”) with United Insurance Holdings, L.C., a limited liability company formed in the State of Florida (“United”) and United Subsidiary Corp., a wholly-owned subsidiary of FMG (“United Subsidiary”). Pursuant to the Merger Agreement, FMG agreed to purchase all of the outstanding membership interests of United and United agreed to merge with United Subsidiary in a transaction whereby United would be the surviving entity and a wholly-owned subsidiary of FMG. On the closing date, two of the current directors and all of the current officers of FMG will resign and United will appoint new officers and three new directors. Upon consummation of the merger, FMG will change its name to United Insurance Holdings Corp.

NOTE I — FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

NOTE I — FAIR VALUE MEASUREMENTS (CONTINUED)

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$55	$55	$—	$—
Cash and cash equivalents held in trust	37,737	37,737	—	—

Total	$37,792	$37,792	$—	$—

The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on May 22, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination with one or more domestic or international operating businesses. Our efforts in identifying a prospective target business will not be limited to a particular industry or to any geographic location, although we intend to focus our efforts on seeking a business combination with a company operating in or providing services to the insurance industry. Until consummation of our Offering in October 2007, all of our activity related to our formation and Offering. Since then, we have been searching for prospective target businesses to acquire and have entered into an Agreement and Plan of Merger (“Merger Agreement”) with United Insurance Holdings, L.C., a limited liability company formed in the State of Florida (“United”) and United Subsidiary Corp., a wholly-owned subsidiary of FMG (“United Subsidiary”). Pursuant to the Merger Agreement, FMG agreed to purchase all of the outstanding membership interests of United and United agreed to merge with United Subsidiary in a transaction whereby United would be the surviving entity and a wholly-owned subsidiary of FMG. We intend to utilize cash derived from the proceeds of our recently completed public offering and our capital stock in effecting the business combination contemplated by the Merger Agreement. In the event we do not consummate the proposed business combination with United, we intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of March 31, 2008, the Company had approximately $55,042 of cash available for general corporate purposes and $37,737,092 of cash and cash equivalents held in trust. The cash and cash equivalents held in trust were generated by the proceeds from our initial public offering of approximately $37,869,000, the proceeds of the sale of founder securities of $1,250,000, and $433,912 of interest earned on the funds.

The Company placed $37,452,930 of the net proceeds from the initial public offering of our units and sale of founder securities in trust and the remaining amount was held outside of the trust. As of March 31, 2008, we believe the Company's remaining balance of $1,161,245 available for general corporate purposes will be sufficient to allow us to operate until October 4, 2009, assuming that a business combination is not consummated during that time.

We intend to use substantially all of the funds held in trust at March 31, 2008 to (i) acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination, (ii) pay income taxes and (iii) upon the completion of a business combination, pay the deferred underwriting fee of $1,514,760. We may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriter's fee of $1,514,760) at the time of such acquisition. If we consummate multiple Business Combinations that collectively have a fair market value of at least 80% of our net assets, then we would require that such transactions be consummated simultaneously.

If we are unable to consummate a business combination by October 4, 2009, we will be required to liquidate. If we are required to liquidate, the per share liquidation amount may be less than the initial per unit Offering price because of the underwriting commissions and expenses related to our Offering, the cost of our liquidation, and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the Offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a Business Combination.

In connection with our Offering, Pali Capital Inc. has agreed to defer payment of the remaining four percent (4%) of the gross proceeds ($1,514,760) until completion of a Business Combination. Until a Business Combination is complete, these funds will remain in the Trust Account. If the Company does not complete a Business Combination then the 4% deferred fee will become part of the funds returned to the Company's Public Stockholders from the Trust Account upon our liquidation.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Results of Operations

Net loss for the three months ended March 31, 2008 of $253,358 consisted of $419,844 of general and administrative costs, offset by $166,486 of interest income.

We consummated the Offering of 4,733,625 Units on October 11, 2007. Gross proceeds received from our Offering were $39,119,100 (including the over-allotment option and warrants sold privately). We paid a total of $1,136,070 in underwriting discounts and commissions, and approximately $386,793 was paid for costs and expenses related to the Offering. After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds to us from the Offering were approximately $37,596,237, of which $37,452,930 was deposited into the trust account (or approximately $7.92 per share). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 4, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. The proposed Business Combination with United will not require us to raise additional funds.

Commencing on October 11, 2007, and ending upon the acquisition of a target business, we began incurring a fee from Fund Management Group LLC, an affiliate of Gordon G. Pratt, our chief executive officer, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, Mr. Pratt advanced $100,000 to us for payment on our behalf of offering expenses. This amount was repaid following the Offering from the net proceeds of the Offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information in this Item is not being disclosed by Smaller Reporting Companies pursuant to Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Dated: May 14, 2008
/s/ Gordon G. Pratt
Gordon G. Pratt
President and Chief Executive Officer
(Principal executive officer)

/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr.
Chief Financial Officer and Secretary
(Principal financial and accounting officer)