Form 10-Q
period 2008-06-30
FMG ACQUISITION CORP
filed 2008-08-14
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
☒ Yes ☐ No

As of August 14, 2008, 5,917,031 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):   ☐ Yes ☒ No

FMG Acquisition Corp.
(a corporation in the development stage)

Financial Statements:

Condensed Balance Sheets	F-1

Condensed Statements of Operations	F-2

Condensed Statements of Stockholders’ Equity	F-3

Condensed Statements of Cash Flows	F-4

Notes to Condensed Financial Statements	F-5- F-9

FMG ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)

ASSETS

Current assets
Cash	$45,626	$71,274
Prepaid expenses	64,904	54,075
Deferred acquisition costs	107,363
	217,893	125,349
Other assets
Cash and cash equivalents held in Trust Account	37,498,748	37,720,479
Deferred tax asset	172,169	32,210
	37,670,917	37,752,689

TOTAL ASSETS	$37,888,810	$37,878,038

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities, accounts payable and accrued expenses	$310,383	$174,344

Long-term liabilities, deferred underwriters' fee	1,514,760	1,514,760

Common stock, subject to possible redemption, 1,419,614 shares, at redemption value	11,232,133	11,232,133

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, authorized 20,000,000 shares; 5,917,031 shares issued and outstanding, (including 1,419,614 shares subject to possible redemption)	602	602
Additional paid-in capital	24,873,742	24,873,742
Earnings (deficit) accumulated during the development stage	(42,810)	82,457

Total stockholders' equity	24,831,534	24,956,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,888,810	$37,878,038

See accompanying notes to financial statements.

FMG ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	May 22, 2007 (inception) to June 30, 2008	May 22, 2007 (inception) to June 30, 2007

Interest income	$113,723	$280,209	$548,437	$40

Operating costs	73,298	430,144	544,410	600

Provision (benefit) for income taxes	(87,666)	(24,668)	46,837	-

Net (loss) income	$128,091	$(125,267)	$(42,810)	$(560)

Maximum number of shares subject to possible redemption:

Weighted average number of common shares, Basic and diluted	1,419,614	1,419,614	1,419,614	-

Net income per common share, for shares subject to redemption	-	-	-	-

Approximate weighted average number of common shares outstanding (not subject to possible redemption)
Basic	4,497,417	4,497,417	3,317,902	1,293,750
Diluted	5,563,568	4,497,417	3,317,902	1,293,750

Net income per common share not subject to possible redemption,
Basic	$0.028	$(0.028)	$(0.013)	$-
Diluted	$0.023	$(0.028)	$(0.013)	$-

See accompanying notes to financial statements

FMG ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
For the period May 22, 2007 (date of inception) to June 30, 2008

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common shares issued to existing shareholders	1,183,406	$129	$24,871	$-	$25,000

Proceeds from issuance of warrants			1,250,000		1,250,000

Sale of 4,733,625 units on October 11, 2007 at a price of $8 per unit, net of underwriters' discount and offering costs (including 1,419,614 shares subject to possible redemption)	4,733,625	473	34,830,904		34,831,377

Common stock, subject to possible redemption, 1,419,614 shares			(11,232,133)		(11,232,133)

Proceeds from issuance of options			100		100

Net income for period				82,457	82,457

Balances, December 31, 2007	5,917,031	602	24,873,742	82,457	24,956,801

Net loss for the period				(125,267)	(125,267)

Balances, June 30, 2008	5,917,031	$602	$24,873,742	$(42,810)	$24,831,534

See accompanying notes to financial statements

FMG ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2008	May 22, 2007 (inception) to June 30, 2008	May 22, 2007 (inception) to June 30, 2007

Cash flows from operating activities
Net loss	$(125,267)	$(42,810)	$(560)
Adjustments to reconcile net loss to cash used in operating activities
Deferred income tax (benefit)	(139,959)	(172,169)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Prepaid expenses	(10,829)	(64,904)
Deferred acquisition costs	(107,363)	(107,363)
Accounts payable and accrued expenses	136,039	310,383	560

Net cash used in operating activities	(247,379)	(76,863)	-

Cash provided by (used) in investing activities, change in restricted cash and cash equivalents held in trust account	221,731	(37,498,748)	-

Cash flows from investing activities
Proceeds from notes payable, stockholders		100,000	100,000
Repayment of notes payable, stockholders		(100,000)
Proceeds from issuance of common stock		25,000	25,000
Proceeds from issuance of warrants		1,250,000
Gross proceeds from public offering		37,869,000
Payments for underwriters’ discount and offering cost		(1,522,863)	(66,264)
Proceeds from issuance of option		100

Net cash provided by financing activities	-	37,621,237	58,736

Net increase (decrease) in cash	(25,648)	45,626	58,736
Cash, beginning of period	71,274	-	-
Cash, ending of period	$45,626	$45,626	$58,736

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriter’s fee and offering cost	$-	$1,514,760	$62,500

Supplemental disclosure for taxes and interest paid:
Taxes paid	$266,489	$266,489	$-

See accompanying notes to financial statements

FMG Acquisition Corp.

(a corporation in the development stage)

Notes to Condensed Financial Statements
(unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements as of June 30, 2008, and for the period May 22, 2007 (date of inception) to June, 30 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the public offering of Units (as defined in Note D) (the “Offering”), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a business operating in or providing services to the insurance industry (“Business Combination”). Furthermore, there is no assurance the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 99% of the gross proceeds, after payment of certain amounts to the underwriters, is being held in a trust account (“Trust Account”) and invested in U.S. “government securities”, defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds, as well as up to $1,200,000 of post tax interest income earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s condensed interim statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. The basic and diluted net income per common share amount for the maximum number of shares subject to possible redemption is calculated by dividing interest income attributable to common shares subject to redemption (nil for the period from May 22, 2007 to June 30, 2008) by the weighted average number of shares subject to possible redemption. The basic and diluted net income per common share amount for the shares outstanding not subject to possible redemption is calculated by dividing the income, exclusive of the net interest income attributable to common shares subject to redemption, by the weighted average number of shares not subject to possible redemption.

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

Fair value of financial instruments:
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts presented in the condensed balance sheet.

Cash and cash equivalents:
The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of estimates:
The preparation of condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:
The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In the event that the Company completes a merger (See Note H), the deferred tax asset may not be recognized in full.

Effective May 22, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2008 and no amounts were accrued for the payment of interest and penalties. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s condensed interim financial statements.

Recently issued accounting standards:
In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements," an Amendment of ARB No. 51, "Consolidated Financial Statements," ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008 with retrospective application. The Company will adopt SFAS 160 beginning January 1, 2009, and Management is currently evaluating the potential impact on the condensed interim financial statements.

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

Management does not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

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

NOTE G—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2008, the Company had not issued shares of preferred stock. The Company’s certificate of incorporation prohibits it, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the common stock on a Business Combination.

NOTE H—AGREEMENT AND PLAN OF MERGER

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

NOTE I — FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (SFAS 157), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Condensed Interim Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on May 22, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination with one or more domestic or international operating businesses. Until consummation of our Offering in October 2007, all of our activity was related to our formation and Offering. Since then, we have been searching for prospective target businesses to acquire and have entered into an Agreement and Plan of Merger (“Merger Agreement”) with United Insurance Holdings, L.C., a limited liability company formed in the State of Florida (“United”) and United Subsidiary Corp., a wholly-owned subsidiary of FMG (“United Subsidiary”). Pursuant to the Merger Agreement, FMG agreed to purchase all of the outstanding membership interests of United and United agreed to merge with United Subsidiary in a transaction whereby United would be the surviving entity and a wholly-owned subsidiary of FMG.  We intend to utilize cash derived from the proceeds of our public offering and our capital stock in effecting the business combination contemplated by the Merger Agreement. In the event we do not consummate the proposed business combination with United, we intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of June 30, 2008, the Company had approximately $45,626 of cash available for general corporate purposes and $37,498,748 of cash and cash equivalents held in trust. The cash and cash equivalents held in trust were generated by the proceeds from our initial public offering of approximately $37,869,000, the proceeds of the sale of founder securities of $1,250,000, and $547,607 of interest earned on the funds.

The Company placed $37,452,930 of the net proceeds from the initial public offering of our units and sale of founder securities in trust and the remaining amount was held outside of the trust. As of June 30, 2008, we believe the Company's remaining balance of $964,450 available for general corporate purposes will be sufficient to allow us to operate until October 4, 2009, assuming that a business combination is not consummated during that time.

We intend to use substantially all of the funds held in trust at June 30, 2008 to (i) acquire United or, in the event not consummated acquire a different target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination, (ii) pay income taxes and (iii) upon the completion of a business combination, pay the deferred underwriting fee of $1,514,760. We may not use all of the proceeds held in the Trust Account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses we acquire in such business combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriter's fee of $1,514,760) at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of at least 80% of our net assets, then we would require that such transactions be consummated simultaneously.

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

Results of Operations

Net income for the three months ended June 30, 2008 of $128,091 consisted of $73,298 of general and administrative costs, offset by $113,723 of interest income and an income tax benefit of $87,666.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: August 14, 2008
/s/ Gordon G. Pratt
Gordon G. Pratt
President and Chief Executive Officer
(Principal executive officer)

/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr.
Chief Financial Officer and Secretary
(Principal financial and accounting officer)