Form 10-Q
period 2008-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2008-11-14
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File number 000-52833

United Insurance Holdings Corp.

(exact name of Registrant as specified in the charter)

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)

360 Central Avenue, Suite 900

St. Petersburg, Florida 33701

(Address, including zip code, of principal executive offices)

727-895-7737

(Registrant’s telephone number, including area code)

FMG Acquisition Corp.

Four Forest Park, Second Floor, Farmington, CT 06032

(Former name and address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 10, 2008, 10,548,932 shares of common stock, par value $0.0001 per share, were issued and outstanding.

UNITED INSURANCE HOLDINGS CORP.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands, except share and par value amounts

	September 30, 2008	December 31, 2007
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $102,045 and $105,508, respectively)	$100,670	$107,410
Equity securities (cost of $14,391 and $6,782, respectively)	11,732	6,072
Short-term investments (cost of $10,300 and $300, respectively)	10,300	300

Total investments	122,702	113,782

Cash and equivalents	34,667	56,852
Premiums receivable, net of allowances for credit losses of $165 and $160, respectively	12,163	9,966
Reinsurance recoverable	14,003	16,816
Prepaid reinsurance premiums	38,900	26,345
Deferred policy acquisition costs	8,421	7,547
Property and equipment at cost, net of accumulated depreciation and amortization of $271 and $221, respectively	295	108
Deferred tax assets, net	5,588	4,733
Other assets	5,986	6,277

Total Assets	$242,725	$242,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$37,166	$36,005
Unearned premiums	75,539	73,051
Reinsurance payable	30,661	10,852
Accrued tax distribution payable	7,290	9,227
Advance premiums	3,325	2,396
Accounts payable and accrued expenses	11,828	13,858
Current portion of notes payable	4,327	11,000
Shares subject to mandatory redemption	—	2,564
Income taxes payable	2	2,303
Other liabilities	811	2,238
Long-term notes payable	36,879	32,833

Total Liabilities	207,828	196,327

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2008 and 2007	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,548,932 issued and outstanding for 2008 and 2007	1	1
Additional paid-in capital	—	7,463
Accumulated other comprehensive income (loss)	(2,516)	744
Retained earnings	37,412	37,891

Total Stockholders’ Equity	34,897	46,099

Total Liabilities and Stockholders’ Equity	$242,725	$242,426

See accompanying notes to condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except share and per share amounts

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
REVENUE:
Gross premiums written	$36,200	$34,885	$106,808	$117,797
Gross premiums ceded	(2,936)	4,351	(56,501)	(57,544)

Net premiums written	33,264	39,236	50,307	60,253
Decrease (increase) in net unearned premiums	(13,175)	(14,798)	10,067	1,946

Net premiums earned	20,089	24,438	60,374	62,199
Net investment income	1,695	2,028	5,049	5,936
Net realized investment gains (losses)	278	(84)	1,156	(87)
Commission and fees	732	722	2,030	2,088
Policy assumption bonus	2,159	902	6,442	11,575
Other revenue	1,039	995	2,331	2,657

Total revenue	25,992	29,001	77,382	84,368

EXPENSES:
Losses and loss adjustment expenses	12,500	7,610	24,974	18,451
Policy acquisition costs	4,388	5,031	13,178	13,051
Operating and underwriting expenses	1,637	1,479	4,538	4,688
Salaries and wages	805	590	2,335	1,807
General and administrative expenses	(82)	563	2,296	1,979
Interest expense	497	1,142	1,963	5,364

Total expenses	19,745	16,415	49,284	45,340

Income before other income (expenses)	6,247	12,586	28,098	39,028
OTHER INCOME (EXPENSES):
Other income	2,564	—	2,564	—

Total other income (expenses)	2,564	—	2,564	—

Income before income taxes	8,811	12,586	30,662	39,028
Provision (benefit) for income taxes	(67)	1,550	4,092	7,285

Net income	$8,878	$11,036	$26,570	$31,743

Weighted average shares outstanding
Basic	10,548,932	10,548,932	10,548,932	10,548,932

Diluted	11,830,069	11,775,088	11,782,273	11,775,088

Earnings per share
Basic	$0.84	$1.05	$2.52	$3.01

Diluted	$0.75	$0.94	$2.26	$2.70

PRO FORMA COMPUTATION RELATED TO CONVERSION OF CERTAIN SUBSIDIARIES TO C-CORPORATIONS FOR INCOME TAX PURPOSES:
Historical income before income taxes	$8,811	$12,586	$30,662	$39,028
Pro forma provision for income taxes	3,399	4,855	11,828	15,055

Pro forma net income	$5,412	$7,731	$18,834	$23,973

Pro forma earnings per share
Basic	$0.51	$0.73	$1.79	$2.27

Diluted	$0.46	$0.66	$1.60	$2.04

See accompanying notes to condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the nine months ended September 30, 2008

(Unaudited)

In thousands, except share amounts

	Common Stock		Members’ Certificates of	Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Interest	Capital	Income (loss)	Earnings	Equity	Income (loss)
Balance at January 1, 2008, as previously reported	—	$—	$7,464	$—	$744	$37,891	$46,099
Retroactive effects on equity due to reverse acquisition transaction effective September 30, 2008	10,548,932	1	(7,464)	7,463	—	—	—

Balance at January 1, 2008, as restated	10,548,932	1	—	7,463	744	37,891	46,099
Net Income	—	—	—	—	—	26,570	26,570	$26,570
Exercise of UIH ownership option	—	—	—	63	—	—	63	—
Net unrealized change in investments, net of tax effect of $1,966	—	—	—	—	(3,260)	—	(3,260)	(3,260)
Distributions to UIH members prior to Merger	—	—	—	—	—	(9,325)	(9,325)	—
Recapitalization as result of the Merger	—	—	—	(4,635)	—	(17,724)	(22,359)	—
Costs associated with the Merger	—	—	—	(2,891)	—	—	(2,891)	—

Balance at September 30, 2008	10,548,932	$1	$—	$—	$(2,516)	$37,412	$34,897	$23,310

See accompanying notes to condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Nine Months Ended September 30,
	2008	2007
Cash flow provided by operating activities:
Net income	$26,570	$31,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498	1,227
Realized (gains) losses	(1,156)	87
Provision for uncollectible premiums	24	163
Deferred income taxes, net	1,283	3,030
Other income	(2,564)	—
Changes in operating assets and liabilities, net of effect of Merger:
Premiums receivable	(2,221)	(2,117)
Reinsurance recoverable	2,813	22,986
Prepaid reinsurance premiums	(12,555)	(5,902)
Deferred policy acquisition costs	(874)	(1,249)
Income taxes, net	(2,301)	(13)
Other assets	1,102	(2,993)
Reserve for loss and LAE	1,161	(24,653)
Unearned premiums	2,488	3,956
Reinsurance payable	19,809	(1,997)
Advance premiums	929	(580)
Accounts payable and accrued expenses	(2,194)	(10,455)
Other liabilities	(1,516)	(193)

Net cash provided by operating activities	31,296	13,040

Cash flow provided by (used in) investing activities:
Proceeds from sales of investments available for sale	40,441	33,541
Purchases of investments available for sale	(54,547)	(25,831)
Cost of property and equipment acquired	(237)	(48)

Net cash provided by (used in) investing activities	(14,343)	7,662

Cash flow used in financing activities:
Proceeds from borrowings	—	33,000
Repayments of borrowings	(19,505)	(38,171)
Net cash paid by UIH to FMG prior to Merger	(5,703)	—
Payment of Merger costs	(2,731)	—
Contributions by owners, prior to Merger	63	501
Distributions to owners, prior to Merger	(11,262)	(18,281)

Net cash used in financing activities	(39,138)	(22,951)

Decrease in cash	(22,185)	(2,249)
Cash and cash equivalents at beginning of period	56,852	46,248

Cash and cash equivalents at end of period	$34,667	$43,999

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,027	$3,106
Income taxes	$4,120	$3,575

Condensed Consolidated Statements of Cash Flows (Continued)

On September 30, 2008, United Insurance Holding Corp. (“UIHC”), formerly known as FMG Acquisition Corp. (“FMG”) acquired United Insurance Holdings, LC (“UIH”). We accounted for the transaction as a reverse acquisition and recapitalization since UIH was deemed to be the accounting acquirer. Accordingly, the Condensed Consolidated Statements of Cash Flows do not reflect certain transactions that occurred during the third quarter of 2008 prior to the effective date of the Merger. Such transactions include:

•

We issued 8,929,819 shares of our common stock to the members of UIH, as well as warrants to purchase 1,273,569 shares of our common stock. Each common stock warrant allows the holder to purchase one share of our common stock at an exercise price of $6.00 per share. The warrants are exercisable beginning October 4, 2008, and expire on October 4, 2011.

•	We paid cash of $15,740, pursuant to the stock purchase agreement, to repurchase 1,980,671 shares of our common stock on September 29, 2008.

•	We repurchased 869,565 shares from two former stockholders by exchanging notes payable for the shares. The notes have a face value of $7,527 and bear interest at 11% per year (see Note 9).

•	We paid cash of $10,039 to holders of 1,267,863 shares of our common stock who did not vote in favor of the Merger and elected to have their shares of common stock converted to cash.

•

FMG Investors, LLC agreed to surrender 179,819 shares of UIHC common stock it owned. No consideration was paid for these surrendered shares and the shares were cancelled. FMG Investors, LLC also agreed to surrender 179,819 of the common stock warrants that it owned. See Note 11 for a further discussion of FMG Investors, LLC being a related party to UIHC.

•

The underwriter for our IPO agreed to surrender 100,000 of the 450,000 unit purchase options it owned. They also agreed to accelerate the expiration date of their remaining 350,000 unit purchase options to October 4, 2010. Each unit purchase option consists of a share of common stock and a warrant to purchase a share of common stock. The unit purchase options are exercisable beginning October 4, 2008, at an exercise price of $10.00 per unit.

See accompanying notes to condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

1)	ORGANIZATION AND BUSINESS

United Insurance Holdings Corp. (“UIHC”, “we”, the “Company”), formerly known as FMG Acquisition Corp. (“FMG”), was originally formed under the laws of the State of Delaware in 2007 as a blank-check company. We were formed specifically as a vehicle to effect a merger, acquisition or similar business combination with one operating business, with efforts focused on seeking a business combination within the insurance industry. We consummated our initial public offering (“IPO”) on October 11, 2007. On September 30, 2008, we completed a merger pursuant to the Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, by and among UIHC, United Subsidiary Corp., a Florida corporation (“Merger Sub”) and our wholly-owned subsidiary, and United Insurance Holdings, L.C., a Florida limited liability company (“UIH”), whereby Merger Sub was merged into UIH, with UIH remaining as the surviving entity (the “Merger”). In connection with the Merger, we changed our name from “FMG Acquisition Corp.” to “United Insurance Holdings Corp.” Our certificate of incorporation in Delaware has been amended to reflect our new status as an insurance holding company.

Through our wholly-owned UIH subsidiary, and UIH’s three wholly-owned subsidiaries, UIHC is engaged in the property and casualty insurance business in the State of Florida. The three subsidiaries of UIH include United Property & Casualty Insurance Company (“UPCIC”), United Insurance Management, LC (“UIM”) and Skyway Claims Services, LC (“Skyway”). We operate under one business segment.

UPCIC was formed in 1999 under the laws of the State of Florida and is authorized by the Florida Office of Insurance Regulation (“OIR”) to underwrite homeowners’ and dwelling property and casualty lines. UPCIC began operations by both assuming policies from Citizens Property Insurance Corporation (“Citizens”), and by actively writing our own policies throughout the State of Florida utilizing our vast, independent agency network. In 2004 and 2005, UPCIC supplemented its voluntary writings by assuming policies from Citizens. Our assumed policies comprise approximately 25% of UPCIC’s in-force premium. Beginning in October 2008, UPCIC plans to assume additional policies from Citizens under a new agreement with Citizens (see Note 15 for further details). The OIR has also authorized UPCIC to write flood coverage and a smaller commercial auto (“Garage”) line of business.

UIM is a managing general agent (“MGA”) formed in 1999 under the laws of the State of Florida. UIM manages all aspects of UPCIC’s operations, including underwriting, policy administration, collections and disbursements, accounting and claims processes.

Skyway was formed in 2004 under the laws of the State of Florida to provide claims appraisal services. Skyway is currently one of several companies that provide such services to UPCIC, and it mainly provides appraisal services for claims arising from Dade, Broward and Palm Beach counties.

2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The accompanying condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future period as a result of the presentation described above.

All significant intercompany transactions and accounts have been eliminated.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

In the opinion of management, our condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our condensed consolidated statements of operations, financial position, cash flows and stockholders’ equity as of September 30, 2008, and for all periods presented. These condensed consolidated financial statements and footnotes should be read in conjunction with FMG’s financial statements and UIH’s consolidated financial statements for the year ended December 31, 2007, contained within FMG’s Form S-4/A filed on September 2, 2008.

b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

c)	Merger Accounting

We accounted for the Merger as a reverse acquisition and recapitalization since UIH was deemed to be the accounting acquirer. Accordingly, the historical assets, liabilities and operations reflected in these financial statements are those of UIH, and are recorded at the historical cost basis of UIH. UIHC’s assets and liabilities were recorded at their fair value on the date of the Merger and are consolidated with the assets and liabilities of UIH after consummation of the Merger.

d)	Reclassifications

Since we accounted for the Merger as a reverse acquisition and recapitalization, we have retroactively restated certain equity accounts for periods prior to the Merger [see Notes 2(c) and 5]. Also, certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

e)	Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). In FSP 157-3, the FASB clarifies the application of Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements when the market for that financial asset is not active. FSP 157-3 was effective upon issuance and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The adoption of FSP 157-3 will have no material effect on our consolidated financial statements. See Note 7 for further information on fair value measurements.

3)	MERGER

On September 30, 2008, UIHC completed the acquisition of UIH and merged UIH with a transitory, wholly-owned subsidiary created specifically for that purpose. We accounted for the transaction as a reverse acquisition and recapitalization with UIH being the surviving entity. In exchange for 100% of the membership units in UIH, we paid the members of UIH $25,000 cash, we issued 8,929,819 shares of our common stock (at a quoted market value of $7.91 per share on September 29, 2008) and we granted warrants to purchase 1,273,569 shares of our common stock (at a quoted market value of $0.35 per warrant on September 29, 2008). If certain income targets are met, we will also pay up to $5,000 in cash of additional consideration to the former members of UIH. The warrants are exercisable at $6.00 per share beginning October 4, 2008, and expire on October 4, 2011.

The $2,901 transaction costs associated with the Merger are recorded to additional paid-in-capital on the Condensed Consolidated Balance Sheets since the transaction costs did not exceed the $25,000 cash received in the transaction.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

We did not present in our footnotes any pro forma information regarding the effects of the Merger as if it took place on January 1, 2008, because, prior to the Merger, UIHC was a blank-check company with no material operations.

4)	POLICY ASSUMPTION BONUS AGREEMENTS

As part of a policy assumption (“Takeout”) agreement with Citizens that ended in 2006, UPCIC received takeout bonuses for policies assumed from Citizens during multiple assumptions in 2004 and 2005. The bonuses were calculated at 17.5% of the written premium originally assumed, net of adjustments related to policies that we did not renew or retain. The bonus money due to UPCIC was on deposit with an escrow agent, as specified by the terms of the takeout agreement. To receive the bonuses, UPCIC was required to offer to renew the assumed policies for a period of three years at UPCIC’s approved rates and on substantially similar terms. Approximately three years after each assumption date, the escrow agent distributed the bonus funds to UPCIC, and will distribute to UPCIC the investment income earned thereon in November 2008. During the three months ended September 30, 2008 and 2007, UPCIC recognized takeout bonuses of $2,158 and $902, respectively, which included $217 and $128 of investment income, respectively, from the 2004 and 2005 takeout periods. During the nine months ended September 30, 2008 and 2007, UPCIC recognized takeout bonuses of $6,442 and $11,575, respectively, which included $739 and $1,041 of investment income, respectively, from the 2004 and 2005 takeout periods.

5)	EARNINGS PER SHARE

Earnings per share (“EPS”) amounts are calculated in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income by the weighted-average number of common stock shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common stock shares and common stock equivalents outstanding, computed using the treasury stock method during the periods presented.

The table below reflects the diluted weighted average number of common stock shares outstanding using the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares – basic	10,548,932	10,548,932	10,548,932	10,548,932

Effect of dilutive common stock equivalents:
Warrants	1,281,137	1,226,156	1,233,341	1,226,156
Unit options	—	—	—	—

Weighted average shares—diluted	11,830,069	11,775,088	11,782,273	11,775,088

We have a unit purchase option outstanding for 350,000 units; each unit consists of a share of common stock and a warrant to purchase a share of common stock. For the three- and nine-month periods ended September 30, 2008 and 2007, the unit purchase option was anti-dilutive; therefore, the shares associated with the unit purchase option are not included in the diluted weighted average shares outstanding in the table above.

On the Condensed Consolidated Statement of Operations, we retroactively restated EPS for periods prior to the Merger. We accounted for the Merger as a reverse acquisition and recapitalization [see Note 2(c)] and since the consideration paid was cash and common stock, the shares outstanding at the time the Merger was effective were deemed to be the historical shares outstanding prior to the Merger. Since our IPO occurred during October 2007, for the three- and nine-month periods ended September 30, 2007 there was no quoted market price; therefore, we used the average quoted market price of our common stock for the first 15 days subsequent to the IPO as the average market price in our treasury stock method calculation to compute our dilutive common stock equivalents for the 2007 periods shown in the table above.

On the Condensed Consolidated Statements of Operations, the pro forma computation of income taxes for the three- and nine-month periods ended September 30, 2008 and 2007, represents the tax effects that would have been reported had all of our subsidiaries been subject to U.S. Federal and State income taxes as C-corporations for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had all our subsidiaries actually been subject to U.S. Federal and State income taxes for all periods presented. Therefore, the pro forma amounts are for informational purposes only and are not intended to be indicative of the results of operations had we been subject to U.S. Federal and State income taxes as a C-corporation for all periods presented.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

6)	INCOME TAXES

Prior to September 30, 2008, UIH had elected to be treated as a partnership for income tax purposes (UPCIC was taxed as a C-corporation from its inception). The taxable income and all tax credits of UIH and its two limited liability company subsidiaries, UIM and Skyway, were reportable by the entities’ members on their individual tax returns.

On September 30, 2008, UIHC’s subsidiary merged with UIH. Since UIHC is a C-corporation, UIH and its two limited liability company subsidiaries will convert to C-corporations for tax purposes, effective on October 1, 2008. UIHC and its subsidiaries have adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

7)	FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted SFAS No. 157, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). SFAS No. 157 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). The fair value hierarchy in SFAS No. 157 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 –	Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2 –	Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 –	Valuations based on unobservable inputs.

We do not have any investments in our portfolio which require us to use unobservable inputs. For fair value measurements of securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

The following table presents our fair value measurements of investments by level:

	September 30, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities	$100,670	$50,711	$49,959	—
Equity securities	11,732	11,452	280	—
Short-term investments	10,300	10,300	—	—

Total investments	$122,702	$72,463	$50,239	—

The following table depicts our realized and unrealized gains (losses) by fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net realized gains (losses):
Fixed maturities	$278	$(38)	$1,328	$(38)
Equity securities	—	(46)	(172)	(49)

Total realized gains (losses)	$278	$(84)	$1,156	$(87)

Net unrealized gains (losses):
Fixed maturities	$(1,968)	$802	(3,277)	(225)
Equity securities	(1,548)	116	(1,949)	167

Total unrealized gains (losses)	$(3,516)	$918	$(5,226)	$(58)

The following table depicts the balance of unrealized gains (losses):

	September 30, 2008	December 31, 2007	September 30, 2007
Balance of unrealized gains (losses)	$(4,034)	$1,192	$(816)

8)	REINSURANCE

We follow industry practice of reinsuring a portion of our risks and paying for that protection based primarily upon modeled projected maximum losses and total insured values of all policies in effect and subject to such reinsurance. Reinsurance involves an insurance company transferring, or “ceding”, all or a portion of its exposure on insurance underwritten by it to another insurer, known as a reinsurer. The ceding of insurance does not legally discharge the insurer from its primary liability for an amount up to the policy limits. To the extent that reinsurers are unable to meet the obligations they assume under these reinsurance agreements, the ceding company remains liable for the insured loss.

Reinsurance agreements provide UPCIC with increased capacity to write more and larger risks and maintain our exposure to loss within our capital resources. We use per-occurrence, excess-of-loss agreements for our catastrophe program; per-risk, excess-of-loss agreements for our non-catastrophe homeowners’ and dwelling program; and a quota share agreement for our non-catastrophe Garage program. Our catastrophe reinsurance agreements are designed to coincide with the seasonality of Florida’s hurricane season; therefore, our agreements have a term that runs from June 1st to May 31st, and we make quarterly installment payments on July 1st, October 1st, January 1st and April 1st. Each year, upon commencement of our new reinsurance agreements, we debit prepaid reinsurance premiums and credit reinsurance payable for the entire contract amount.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

In 2008 and 2007, the per-occurrence, excess-of-loss catastrophe programs had two components, one of which was obtained through the private market and a component obtained from the Florida Hurricane Catastrophe Fund (“FHCF”). In 2008, the second layer contract (first private layer) includes one reinstatement of coverage at 100% additional premium; the remaining private layer contracts include one reinstatement of coverage at no additional premium. To protect UPCIC in the event a reinstatement of coverage of the first private layer contract becomes necessary, UPCIC purchased a Reinsurance Premium Protection policy from a private reinsurer that reimburses UPCIC the amount of any reinstatement premium that UPCIC pays. In 2007, the private layer contracts included one reinstatement of coverage at no additional premium. In 2008 and 2007, the FHCF provided one reinstatement of the full coverage amount at no additional premium on the limited apportionment layer (or lower layer); however, the FHCF only provides one instance of coverage on its other contracts.

In 2008, the entire catastrophe program provides for reimbursement of up to $405,074 of qualified loss and loss adjustment expense (“LAE “) in excess of UPCIC’s retained loss and LAE of $15,510. The first layer of coverage was obtained from the FHCF and provides for reimbursement of up to $10,000 in excess of the first $15,510. The second layer of coverage was obtained from the private market and provides for reimbursement of up to $43,005 in excess of $25,510. The third layer was obtained from the private market and provides for reimbursement of up to $18,341 in excess of $68,514. The fourth layer was also obtained from the private market and provides for reimbursement of up to $13,315 in excess of $86,855. The top layer of coverage was obtained from the private market and provides reimbursement up to $10,000 in excess of $100,170. The 2008 reinsurance program also provides mandatory FHCF coverage and optional Temporary Increase in Coverage Layer (“TICL”) coverage. The mandatory coverage obtained from the FHCF is projected to be 90% of $199,834 in excess of $74,649. The TICL coverage is projected to be 90% of $145,070 in excess of $274,483. The FHCF mandatory and TICL coverage act as a single layer of reinsurance and inure to the benefit of the private reinsurance coverage.

In 2007, the entire catastrophe program provided for reimbursement of up to $374,327 of qualified loss and LAE in excess of UPCIC’s retained loss and LAE of $16,500. The first layer of coverage was obtained from the FHCF and provides for reimbursement of up to $10,000 in excess of the first $16,500. The next two layers of coverage were obtained from the private market; the first of these two layers provides for reimbursement of up to $14,172 in excess of $26,500 and the second provides for reimbursement of up to $33,622 in excess of $40,672. The next layer of coverage was obtained from both the private market and from the FHCF. The FHCF portion provides for reimbursement of up to 90% of $212,539 in excess of $70,980 while the private portion provides for reimbursement of up to $21,254 in excess of $70,980. The final layer of coverage was also obtained from both the private market and the FHCF. The FHCF portion provides for reimbursement of up to 90% of $107,309 and the private portion provides reimbursement up to $10,731 in excess of $283,519.

For 2008, the per-risk, excess-of-loss program provides coverage for losses arising out of property business up to $1,700 in excess of $1,000 per risk, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved, of $3,400. The contract also provides coverage for losses arising out of a combination of property and casualty business up to $1,700 for property and $500 for casualty in excess of $1,000 per occurrence, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved for property or the number or type of insureds for casualty, of $2,200. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the contracts, one reinstatement of coverage is included at no additional premium and another reinstatement of coverage is included at 100% additional premium. For 2007, the per-risk, excess-of-loss program provided coverage up to $1,300 in excess of $1,000 per risk. The maximum recovery on any one loss occurrence, irrespective of the number of risks involved, was $1,300. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the contracts, one reinstatement of coverage was included at 100% additional premium.

There were no material changes to the Garage reinsurance program during the three or the nine months ended September 30, 2008.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

For the 2008-2009 contract year, we agreed to pay $49,849 in catastrophe and per-risk premiums, pending receipt from the FHCF of the final adjustment to our FHCF contract. Premiums ceded under our various agreements are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Catastrophe excess-of-loss	$383	$7,054	$(48,094)	$(50,455)
Non-catastrophe excess-of-loss	—	—	(443)	(421)
Quota share	(835)	(1,072)	(2,174)	(2,612)
Flood	(2,484)	(1,631)	(5,790)	(4,056)

Total premiums ceded	$(2,936)	$4,351	$(56,501)	$(57,544)

We amortize our prepaid reinsurance premiums over the 12-month contract period, and we record that amortization in Decrease (increase) in net unearned premiums on our Condensed Consolidated Statements of Operations. The table below depicts the components of that line item:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Decrease (increase) in gross unearned premiums	$(1,753)	$4,236	$(2,488)	$(3,956)
Increase (decrease) in prepaid reinsurance premiums	(11,422)	(19,034)	12,555	5,902

Decrease (increase) in net unearned premiums	$(13,175)	$(14,798)	$10,067	$1,946

9)	LONG-TERM NOTES PAYABLE

a)	Note Payable to the Florida State Board of Administration (“FSBA”)

We have a $20,000 note payable to the FSBA which we amended on November 7, 2008, with an effective date of July 1, 2008. UPCIC agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include: 1) maintaining statutory surplus above $50,000, 2) refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and 3) maintaining a Minimum Writing Ratio (“Writing Ratio”). UPCIC may meet either:

•

a Writing Ratio based on Net Written Premium to Surplus of 1:1 for July 1, 2008 through the end of the first calendar year on December 31, 2008, a 1.5:1 ratio for the second calendar year from January 1, 2009 through December 31, 2009, and a 2:1 ratio for the third calendar year beginning on January 1, 2010 and thereafter for the remaining term of the note agreement, or

•

a Writing Ratio based on Gross Written Premium to Surplus of 3:1 for July 1, 2008 through the end of the first calendar year on December 31, 2008, a 4.5:1 ratio for the second calendar year from January 1, 2009 through December 31, 2009, and a 6:1 ratio for the third calendar year beginning on January 1, 2010 and thereafter for the remaining term of the note agreement.

For purposes of calculating the writing ratio on a quarterly basis, the amended note defines surplus as the sum of the $20,000 new capital contributed to UPCIC at the time the note was executed and the outstanding principal balance of the note. UPCIC will be assessed an interest rate penalty of 25 basis points or 450 basis points above the stated rate of the note if it fails to meet the writing ratios discussed above. The stated rate for the FSBA note is a rate equivalent to the 10-year Treasury Bond rate.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

Beginning on January 1, 2010, if UPCIC’s writing ratio based on net written premium to surplus falls below 1:1 for three consecutive quarters, and if UPCIC’s writing ratio based on gross written premium to surplus falls below 3:1 for three consecutive quarters, UPCIC will be obligated to repay a portion of the FSBA note such that the Writing Ratio will be obtained for the following quarter provided that UPCIC is capable of repayment without creating a financially hazardous condition. In addition, if UPCIC defaults on any covenant, the FSBA may, at its sole discretion, increase the interest rate to 25%, which is the maximum interest rate permitted by law; accelerate the repayment of principal and interest; shorten the term of the note or call the note and demand full repayment. As of September 30, 2008, UPCIC was in compliance with each of the loan covenants, as amended.

During the second and third quarters we incurred an additional 450 basis points of interest expense as we did not meet the Writing Ratio as stated in the initial note agreement with the FSBA. At September 30, 2008, we met the Writing Ratio as defined in the amended agreement and we will not incur an additional interest rate charge for the fourth quarter of 2008. At September 30, 2008, our interest rate was 8.49% on this note.

b)	Note Payable to Columbus Bank and Trust (“CB&T”)

In March 2008, we amended the loan agreement between UIM and CB&T. The note accrues interest at a rate equivalent to the 30-day LIBOR rate plus 300 basis points (reduced from 400 basis points above 30-day LIBOR). At September 30, 2008 and December 31, 2007, the interest rate on the note was 6.2% and 9.8%, respectively and the balance of the note was $4,327 and $23,833, respectively.

On August 11, 2008, we entered into a Second Amendment to the loan agreement with CB&T. The Second Amendment calls for principal payments to cease after the July 2008 installment and recommence with the April 2009 installment. During the period from August 1, 2008 through March 31, 2009, interest only payments will be made to CB&T. See Note 11 for a discussion of related party transactions with CB&T.

Our loan agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. On August 13, 2008, CB&T waived, until January 1, 2009, the debt covenant related to maintenance of a minimum debt service coverage ratio of at least 2:1 on a quarterly basis. We were in compliance with the terms of the covenants at September 30, 2008.

c)	Notes Payable to Five Noteholders

On August 15, 2008, we entered into a note purchase agreement with five noteholders. The issuance of any notes under this agreement was contingent upon our stockholders voting for the Merger transaction. Upon approval of the Merger on September 29, 2008, by our stockholders, we issued unsecured notes payable with a total face amount of $18,280. In exchange, we received $10,000 cash from certain accredited investors and 869,565 shares of our common stock from two former UIHC stockholders, the shares being valued at $6,878 at the time the notes were issued. We recorded a discount on these notes of $1,402 which will be amortized to interest expense over the three-year term. The notes bear interest at 11% per year, and require semi-annual interest-only payments each April 1st and October 1st. The entire principal balance is due and payable on September 29, 2011; however, we have the option to prepay in full any principal amount then outstanding within 30 days after each of the first and second anniversary dates of the notes. Any such prepayment will be made at 105% of the principal amount prepaid. Management currently does not intend to prepay these notes. At September 30, 2008 and December 31, 2007, the balances on the notes were $16,878 (net of $1,402 discount on notes) and zero, respectively.

We agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance, including the $18,280 incurred under this note agreement, to exceed $58,280 (excluding the FSBA note amount), and refraining from making any payments (e.g., dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45,000. We were in compliance with the terms of the covenants at September 30, 2008; however, since our consolidated net worth at September 30, 2008 was below $45,000, we could not make any dividends or distributions to our stockholders.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

d)	Other Debt-Related Items

On September 10, 2006, UIH and York entered into a $20,000 loan agreement (“York Note”). In connection with the transaction, York received a 4.75% equity interest in UIH (“Ownership Interest”) and entered into a redeemable Put Agreement (the “Put”) with UIH. The Put provided the holder of the Ownership Interest with an option to sell its entire interest back to UIH at a purchase price of two times the consolidated book value of UIH at the end of the fiscal quarter immediately preceding the Put date. The Put date would have been the date within the periods of September 15, 2009 through September 15, 2010, or September 15, 2011 through September 15, 2012 upon which the holder of the Put would have had to provide written notice of its intent to exercise the option. When the Merger between FMG and UIH became effective, York exchanged its Ownership Interest (including the ability to exercise the Put) for the merger consideration. To account for the fact that the Put no longer represents a liability to us as of the close of the merger on September 30, 2008, we reversed the liability of $2,564 we had recorded prior to the Merger and recorded it in Other Income on the Condensed Consolidated Statement of Operations.

10)	COMMITMENTS AND CONTINGENCIES

a)	Litigation

We are involved in claims-related legal actions arising in the ordinary course of business. Amounts resulting from claims-related legal actions are accrued in Unpaid Losses and Loss Adjustment Expenses during the period an unfavorable outcome becomes probable and the amounts can be estimated. Revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. Management revises the estimates based on the results of their analysis. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity. We are not currently involved in any material non-claims-related litigation.

b)	Regulatory and Other

We operate in a regulatory environment where certain entities have the authority to require us to participate in assessments. Currently these entities include, but are not limited to, the Florida Insurance Guaranty Association (“FIGA”), Citizens, and FHCF. There have been no changes in our co-insurance participation that occurred in the first nine months of 2008 that would impact us. The Board of Directors of FIGA held separate meetings to discuss their continued financial challenges in connection with the insolvency of a particular insurance company assumed subsequent to the 2005-2006 hurricane season. During the second quarter of 2008, indications became clear that the FHCF may not be able to raise sufficient money to pay their claims on a timely basis. The FHCF has the authority to raise additional cash to pay claims through the issuance of bonds, the retirement of which would be funded by imposing additional assessments on future insurance premiums written in the state. Because of our participation in assigned risk plans, we may be exposed to losses that surpass the capitalization of these facilities and/or to additional assessments from these facilities. In addition, while we can recoup these assessments from policyholders through premium rate increases, our payment of the assessments and our recoupments may not offset each other in the same fiscal period in our financial statements.

We are also subject to changing social, economic, and regulatory conditions. Regulatory authorities as well as legislative bodies in the State of Florida seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

or limit their ability to write new policies. They can also limit insurers’ ability to change coverage terms or impose underwriting standards or impose additional regulations regarding agent and broker compensation. All of these items result in an expansion of the overall regulation of insurance products and the insurance industry. The ultimate changes and effects on our business, if any, are uncertain. However, based upon information currently known to management, the effect of regulation is not considered to have a material effect on our consolidated financial statements.

c)	Leases

We lease office space and office equipment under operating leases. In June 2008, we entered into a new six-year operating lease agreement for office space for our corporate headquarters. The new lease provides us with an option for two renewal periods of five years each.

At September 30, 2008, the minimum future lease payments under our non-cancelable operating leases are as follows:

Total
Remaining 2008	$95
2009	390
2010	404
2011	419
2012	404
Thereafter	686

Total	$2,398

11)	RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2008 and 2007, we paid board-of-directors fees and commissions for premiums produced to Alpha Insurance, Comegys Insurance Corner and San of Tampa Bay (insurance agencies owned by a person that served as a UIH director until the close of the Merger) totaling $242 and $254, respectively. Those same payments totaled $615 and $637 during the nine months ended September 30, 2008 and 2007, respectively. The commissions paid were determined in accordance with industry rates. As of September 30, 2008, the owner of the aforementioned insurance agencies no longer serves as a director, but remains a common stockholder.

We place private reinsurance through BMS Group, Ltd., a broker that employs a person that served as a UIH director until the close of the Merger. The reinsurers pay commissions to the broker determined in accordance with industry rates. As of September 30, 2008, the aforementioned person no longer serves as a director, but remains a common stockholder.

We have entered into an investment-management agreement with Synovus Trust Company, N.A. (“Synovus Trust”), which provides discretionary investment management services for the investment accounts of our subsidiaries. The agreement was effective October 8, 2003, and remains in effect until terminated by either party. Synovus Trust is owned by Synovus Financial Corporation (“Synovus”). Synovus owned 14.6% of our outstanding common shares at September 30, 2008, and owned 17.2% of UIH at December 31, 2007. Our subsidiaries incurred combined fees under the agreement of $8 and $13 for the three months ended September 30, 2008 and 2007, respectively, and $60 and $89 for the nine months ended September 30, 2008 and 2007, respectively.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

During 2008 and 2007, we had various secured loan agreements with CB&T. CB&T is a subsidiary of Synovus. The amount outstanding on the note payable executed in February 2007 was $4,327 and $23,833 at September 30, 2008 and December 31, 2007, respectively. Total interest incurred related to the CB&T loan agreements was $63 and $880 for the three months ended September 30, 2008 and 2007, respectively, and $691 and $2,506 for the nine months ended September 30, 2008 and 2007, respectively. The interest rates charged and earned were determined in accordance with industry rates.

During the first quarter of 2008, UIH’s Chairman of the Board of Directors exercised an option for $63 to purchase additional membership units of UIH. No further UIH equity purchase options exist.

In a private placement immediately prior to the offering that took place on October 11, 2007 (the “Offering”), certain of our directors purchased, through FMG Investors, LLC, warrants which they can exercise to purchase 1,250,000 shares of our common stock. The warrants were purchased at a price of $1.00 per warrant from the Company and not as part of the Offering. FMG Investors, LLC surrendered warrants to purchase 179,819 shares of our common stock back to the Company as a result of the Merger. The remaining warrants to purchase 1,070,181 shares of our common stock are held in escrow until 90 days after the Merger date.

In addition to surrendering the warrants mentioned above, FMG Investors LLC, also agreed as part of the Merger transaction to reduce the number of UIHC common shares it owned by 179,819. No consideration was paid for these surrendered shares and these shares were cancelled.

On September 29, 2008, we issued notes payable with a total face amount of $7,527 to two of our former stockholders. These notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors. In exchange for these notes, we received 869,565 shares of UIHC common stock, with a total value of $6,878 at the time the notes were issued. We recorded a discount on these notes of $649 which will be amortized to interest expense over the three-year term. The notes bear interest at 11% per year, and require semi-annual interest-only payments each April 1st and October 1st. The entire principal balance is due and payable on September 29, 2011.

12)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains and losses; net of the related income tax effect, on debt and equity securities classified as available-for-sale, and is included as a component of stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net unrealized gains (losses)	$(3,516)	$918	$(5,226)	$(58)
Tax effect	1,323	(282)	1,966	22

Net unrealized holding gains (losses), net of tax	$(2,193)	$636	$(3,260)	$(36)

13)	CAPITAL TRANSACTIONS

During the first quarter of 2008, UIH’s Chairman of the Board of Directors exercised an option for $63 to purchase additional membership units of UIH.

On September 29, 2008, we increased in the number of authorized shares of our common stock from 20,000,000 to 50,000,000 with a $0.0001 par value per share.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

As further detailed in Note 3, we completed the acquisition of, and merger with, UIH effective September 30, 2008. The following transactions relating to our capital stock occurred in connection with the Merger:

•

We issued 8,929,819 shares of our common stock to the members of UIH, as well as warrants to purchase 1,273,569 shares of our common stock. Each common stock warrant allows the holder to purchase one share of our common stock at an exercise price of $6.00 per share. The warrants are exercisable beginning October 4, 2008, and expire on October 4, 2011.

•	We paid cash of $15,740 pursuant to the stock purchase agreements to repurchase 1,980,671 shares of our common stock on September 29, 2008.

•	We repurchased 869,565 shares from two former stockholders by exchanging notes payable for the shares. The notes have a face value of $7,527 and bear interest at 11% per year (see Note 9).

•	We paid cash of $10,039 to holders of 1,267,863 shares of our common stock who did not vote in favor of the Merger and elected to have their shares of common stock converted to cash.

•

FMG Investors, LLC surrendered 179,819 shares of UIHC common shares it owned. No consideration was paid for these surrendered shares and the shares were cancelled. FMG Investors, LLC also surrendered 179,819 of the common stock warrants that it owned. See Note 11 for a further discussion of FMG Investors, LLC being a related party to UIHC.

•

The underwriter for our IPO surrendered 100,000 of the 450,000 unit purchase options it owned. They also agreed to accelerate the expiration date of their remaining 350,000 unit purchase options to October 4, 2010. Each unit purchase option consists of a share of common stock and a warrant to purchase a share of common stock. The unit purchase options are exercisable beginning October 4, 2008, at an exercise price of $10.00 per unit.

We have a right to redeem the warrants if the last sale price of the common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders. If we call the warrants for redemption, our management will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a “cashless basis.” If our management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering his, her or its warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. If we call our warrants for redemption and our management does not take advantage of this option, Pali Capital would still be entitled to exercise its warrants (350,000) for cash or on a cashless basis.

As discussed in the “Related Party Transactions” section above, FMG Investors, LLC, a related party, holds warrants to purchase 1,070,181 shares of our common stock, which are being held by an escrow agent pursuant to an escrow agreement until 90 days after the Merger date. As long as these warrants are held by FMG Investors, LLC or certain permitted assigns, they are non-redeemable and can be exercised on a “cashless” basis.

See Note 9(c) for a discussion on restrictions on dividends or distributions related to the note purchase agreement with five noteholders.

Prior to the recently completed Merger, and in accordance with the UIH Members Agreement, UIH provided cash distributions to each of its members on an annual basis to allow each member to pay any federal income tax which may have been owed on the taxable income attributable to the person/entity as a member of UIH. UIH paid a tax distribution of $9,262 to its members during the nine months ended September 30, 2008. UIH has accrued $7,325 for a tax distribution related to the taxable income attributable to the members of UIH for the nine months ending on September 30, 2008, the date the Merger was completed. The tax distribution will be paid to members prior to year end. No non-tax-related distributions were declared by UIH during the three months ended September 30, 2008 and 2007, but $2,000 and zero were declared and paid during the nine months ended September 30, 2008 and 2007, respectively. The $2,000 non-tax-related distribution was authorized under the Merger agreement.

UNITED INSURANCE HOLDINGS CORP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In thousands, except share and per share amounts

14)	REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC’s assets, liabilities and results of operations have been reported in accordance with GAAP, which varies from statutory accounting practices (“SAP”) prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices are found in a variety of publications of the National Association of Insurance Commissioners (“NAIC”), state laws and regulations, as well as through general practices. The principal differences between SAP and GAAP are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet, (2) acquisition costs for policies are expensed as incurred, while they may be deferred and amortized over the estimated life of the policies under GAAP, (3) differences in the computation of deferred income taxes, and (4) valuation allowances are established against investments. UPCIC must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and stockholders’ equity (called “surplus as regards policyholders” or “surplus” in statutory reporting).

Statutory surplus was $52,598 and $51,699 at September 30, 2008 and December 31, 2007, respectively. Statutory net income was $(2,736) and $1,956 for the three months ended September 30, 2008 and 2007, respectively and $5,947 and $7,912 for the nine months ended September 30, 2008 and 2007, respectively.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain our certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer’s total liabilities or $4 million. UPCIC’s statutory capital surplus was $52,598 at September 30, 2008, and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance as of September 30, 2008.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At September 30, 2008, we were in compliance with these requirements.

15)	SUBSEQUENT EVENTS

On October 14, 2008, UPCIC assumed approximately four thousand one hundred policies from Citizens. On November 6, 2008, we received $3,736 in premium from this assumption, net of ceding commission of $598; however, Florida law allows policyholders to “opt out” of the assumption at any time until we issue them a UPCIC renewal policy. The policies were removed from Citizens pursuant to an assumption agreement with Citizens dated August 27, 2008. In conjunction with the assumption agreement, UPCIC agreed to a Consent Order from the OIR that allows UPCIC to assume as many as 75,000 policies from Citizens over a period of 18 months from August 27, 2008. In addition, we agreed that any rates charged to policyholders within one year of the actual date of removal of policies removed pursuant to the Consent Order shall remain at or below the approved rates for Citizens.

On November 7, 2008, we amended our note payable to the FSBA. The amendment to the note, which was effective on July 1, 2008, changes some of the terms of the agreement, including the Minimum Writing Ratio that UPCIC is required to meet. Please see Note 9(a) for additional details regarding the amended note.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2008 (Form 10-Q) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the hurricanes that occurred in 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); acts of war and terrorist activities; and other matters described from time to time by us in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, readers should be aware that accounting principles generally accepted in the U.S. (“GAAP”) prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

COMPANY OVERVIEW

On September 30, 2008, United Insurance Holdings Corp. (formerly known as FMG Acquisition Corp. or “FMG”), completed a merger pursuant to an Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG, merged with and into United Insurance Holdings, L.C., a Florida limited liability company (“UIH”), with UIH remaining as the surviving entity (the “Merger”). In connection with the Merger, FMG changed its name to United Insurance Holdings Corp. (which is referred to herein as “UIHC” or “we”).

Prior to the merger, we were a blank-check company with no operations, formed as a vehicle for an acquisition of an operating business in the insurance industry. The following information is provided about us, our business and securities, reflecting the consummation of the Merger.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Through UIH and UIH’s three wholly-owned subsidiaries, UIHC is engaged in the property and casualty insurance business in the State of Florida. The three subsidiaries of UIH include United Property & Casualty Insurance Company (“UPCIC”), United Insurance Management, LC (“UIM”) and Skyway Claims Services, LC (“Skyway”). We operate under one business segment.

UPCIC was formed in 1999 under the laws of the State of Florida and is authorized by the Florida Office of Insurance Regulation (“OIR”) to underwrite homeowners’ and dwelling property and casualty lines. UPCIC began operations by both assuming policies from Citizens Property Insurance Corporation (“Citizens”), and by actively writing our own policies throughout the State of Florida utilizing our vast, independent agency network. In 2004 and 2005, UPCIC supplemented its voluntary writings by assuming policies from Citizens. The assumed policies comprise approximately 25% of UPCIC’s in-force premium. Beginning in October 2008, UPCIC plans to assume additional policies from Citizens under a new agreement with Citizens. The OIR has also authorized UPCIC to write flood coverage and a smaller commercial auto (“Garage”) line of business.

UIM is a managing general agent (“MGA”) formed in 1999 under the laws of the State of Florida. UIM manages all aspects of UPCIC’s operations, including underwriting, policy administration, collections and disbursements, accounting and claims processes.

Skyway was formed in 2004 under the laws of the State of Florida to provide claims appraisal services. Skyway is currently one of several companies that provide such services to UPCIC, and it mainly provides appraisal services for claims arising from Dade, Broward and Palm Beach counties.

MERGER TRANSACTION

On September 30, 2008, in a cash and stock transaction, we completed the acquisition of 100% of the ownership interests in UIH and merged UIH with a transitory, wholly-owned subsidiary created specifically for that purpose. As consideration for the Merger, we paid members of UIH an aggregate of $25 million in cash and we issued 8,929,819 shares of our common stock and warrants to purchase 1,273,569 shares of the our common stock. The cash consideration for the Merger was funded with cash held in our trust account established in connection with our initial public offering, as well as the net proceeds of the debt financing which closed on September 29, 2008. Former members of UIH may receive additional cash consideration of up to $5 million, in the aggregate, based on our achievement of certain net income targets. The warrants are exercisable at $6.00 per share beginning October 4, 2008, and expire on October 4, 2011. Each warrant allows the holder to purchase one share of our common stock.

We accounted for the Merger as a reverse acquisition and recapitalization since UIH was deemed to be the accounting acquirer. Accordingly, the historical assets, liabilities and operations reflected in these financial statements are those of UIH, and are recorded at the historical cost basis of UIH. UIHC’s assets and liabilities were recorded at their fair value on the date of the Merger and are consolidated with the assets and liabilities of UIH after consummation of the Merger.

On the Condensed Consolidated Statement of Operations, we retroactively restated EPS for periods prior to the Merger. Since the consideration paid in the Merger transaction was cash and common stock, the shares outstanding at the time the Merger was effective were deemed to be the historical shares outstanding prior to the Merger.

Prior to September 30, 2008, UIH had elected to be treated as a partnership for income tax purposes. The taxable income and all tax credits of UIH and its two limited liability company subsidiaries were reportable by UIH’s members on their individual tax returns. Accordingly, these income taxes are not reflected in our financial statements for the periods prior to September 30, 2008. On the Condensed Consolidated Statements of Operations, the pro forma computation

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of income tax for the three- and nine-month periods ended September 30, 2008 and 2007, represents the tax effects that would have been reported had all our subsidiaries been subject to U.S. Federal and State income taxes as a C-corporation for all periods presented. Since UIHC is a C-corporation, UIH and its two limited liability company subsidiaries converted to C-corporation status for tax purposes, effective on October 1, 2008 (UPCIC was taxed as a C-corporation from its inception). Subsequent to the Merger date, all income taxes will be recorded in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes on our financial statements.

Prior to the Merger, and in accordance with the UIH Members Agreement, UIH provided cash distributions to each of its members on an annual basis to allow each member to pay any federal income tax which may have been owed on the taxable income attributable to the person/entity as a member of UIH. UIH paid a tax distribution of $9.3 million to its members during the nine months ended September 30, 2008. UIH has accrued $7.3 million for a tax distribution related to the taxable income attributable to its members for the nine months ending on September 30, 2008, the date the Merger was completed. The accrued tax distribution will be paid to UIH’s members prior to year end.

On August 15, 2008, in a transaction related to the Merger, we entered into a note purchase agreement with five noteholders. The issuance of any notes under this agreement was contingent upon our stockholders voting for the Merger. Upon approval of the Merger by our stockholders on September 29, 2008, we issued unsecured notes payable with a total face amount of $18.3 million. In exchange, we received $10.0 million cash from certain accredited investors and 869,565 shares of our common stock, valued at $6.9 million at the time the notes were issued, from two former UIHC stockholders. We recorded a discount on these notes of $1.4 million which will be amortized to interest expense over the three-year term. The notes bear interest at 11% per year, and require semi-annual interest-only payments each April 1 st and October 1st. The entire principal balance is due and payable on September 29, 2011; however, we have the option to prepay in full any principal amount then outstanding within 30 days after each of the first and second anniversary dates of the notes. Any such prepayment will be made at 105% of the principal amount prepaid.

The following additional transactions occurred in connection with the Merger:

•	We paid cash of $15.7 million pursuant to agreements to repurchase 1,980,671 shares of our common stock on September 29, 2008.

•	We paid cash of $10 million to holders of 1,267,863 shares of our common stock who did not vote in favor of the Merger and elected to have their shares of common stock converted to cash.

•

FMG Investors, LLC surrendered 179,819 shares of UIHC common stock it owned. No consideration was paid for these surrendered shares and the shares were cancelled. FMG Investors, LLC also surrendered 179,819 of the common stock purchase warrants that it owned.

•

The underwriter for our IPO surrendered 100,000 of the 450,000 unit purchase options it owned. They also agreed to accelerate the expiration date of their remaining 350,000 unit purchase options to October 4, 2010. Each unit purchase option consists of a share of common stock and a warrant to purchase a share of common stock. The unit purchase options are exercisable beginning October 4, 2008, at an exercise price of $10.00 per unit.

•	UIH paid to UIHC $5.7 million of cash, which was primarily used to repurchase certain shares of our common stock as described above.

•	UIH paid a non-tax related distribution of $2 million to its members as permitted in the Amended and Restated Agreement and Plan of Merger.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONAL RISKS

The following is a description of the most significant risks facing us and how we attempt to mitigate those risks:

i)	LEGAL/REGULATORY RISK—the risk that changes in the regulatory environment in which an insurer operates could create additional expenses not anticipated by the insurer in pricing our products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, or mandate rate reductions and refunds could create costs for the insurer beyond those recorded in the financial statements, as could new legal theories or insurance company insolvencies (through guaranty fund assessments). We attempt to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As we write business only in the State of Florida, we are more exposed to this risk than more geographically-balanced companies.

ii)	CREDIT RISK—the risk that financial instruments, which potentially subject us to concentrations of credit risk, may decline in value or default, or the risk that reinsurers, to which business is ceded and from which receivables are recorded on the balance sheet, may not pay. We minimize this risk by adhering to a conservative investment strategy and entering into reinsurance agreements with financially sound reinsurers.

iii)	INTEREST RATE RISK—the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss. This risk is managed by the monitoring of the investment portfolio by management, the investment committee and our outside investment manager.

iv)	GEOGRAPHIC RISK—the risk of currently writing all of our policies in the State of Florida. We minimize this risk by entering into reinsurance agreements with financially sound reinsurers.

v)	CATASTROPHIC EVENT RISK—the risk associated with writing insurance policies that cover losses resulting from catastrophes, including hurricanes, tropical storms, tornadoes or other weather-related events. We mitigate our risk of catastrophic events through the use of reinsurance, forecast-modeling techniques and the monitoring of concentrations of risk, all designed to protect the statutory surplus of UPCIC.

CRITICAL ACCOUNTING POLICIES

During the nine months ended September 30, 2008, we made no significant changes to our critical accounting policies and estimates. Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of United Insurance Holdings, L.C. – Critical Accounting Policies” in our proxy statement/prospectus (No. 333-150327), dated September 4, 2008, as supplemented.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). In FSP 157-3, the FASB clarifies the application of Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements when the market for that financial asset is not active. FSP 157-3 was effective upon issuance and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The adoption of FSP 157-3 will have no material effect on our consolidated financial statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and related notes, and in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for each of FMG and UIH in our proxy statement/prospectus (No. 333-150327), dated September 4, 2008, as supplemented.

ANALYSIS OF FINANCIAL CONDITION (September 30, 2008 versus December 31, 2007)

Total Investments

Total Investments increased $8.9 million, or 7.8%, to $122.7 million at September 30, 2008, compared to $113.8 million as of December 31, 2007. The increase primarily resulted from purchases of $34.3 million of fixed maturities, $10.2 million of equity securities and $10.0 million of certificates of deposit, offset by sales of $38.7 million of fixed maturities and $1.7 million of equity securities during the nine months ended September 30, 2008. In addition, unrealized losses on investments held for sale increased by $5.2 million. The increase in unrealized losses is primarily related to our corporate bonds. As the global economy has begun to slow, investors have increasingly sold their positions in corporate bonds to reinvest in U.S. Treasuries. As a result, the values of our corporate bonds have declined.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 91.6 % of total investments as of September 30, 2008, compared to 99.7% as of December 31, 2007.

Below is a summary of net realized gains (losses) for the nine months ended September 30, 2008 and 2007 by category:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Fixed maturities	$1,379	$3
Equity securities	45	132

Total realized gains	1,424	135

Fixed maturities	(51)	(41)
Equity securities	(217)	(181)

Total realized losses	(268)	(222)

Net realized gains (losses) on investments	$1,156	$(87)

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investments at September 30, 2008, consisted mainly of U.S. Treasuries and corporate bonds. The corporate bonds we hold are substantially all in the conglomerate, energy and technology/telecommunications industries, with no material holdings in the financial industry. Approximately 85% of our fixed maturities are U.S. Treasuries or corporate bonds rated “A” or better; the remaining 15% are corporate bonds rated “BBB”. The equity holdings reflect a similar diversification, with most of our holdings being in the energy, healthcare, industrial and technology sectors; less than 3% of our holdings are in the financial sector. See Note 7 to the interim condensed consolidated financial statements for the period ended September 30, 2008, for the fair value disclosure in accordance to SFAS No. 157 related to these investments. Short-term investments at September 30, 2008, relate to certificates of deposits with a maturity date of greater than 90 days.

We have determined that none of our securities reflect an impairment that qualifies as other than temporary per SFAS No. 115.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007)

REVENUE

Gross Premiums Written

Gross premiums written decreased $11.0 million, or 9.3%, to $106.8 million for the nine months ended September 30, 2008, compared to $117.8 million for the nine months ended September 30, 2007.

The number of policies-in-force at September 30, 2008 increased to 71,300 from 62,800 at September 30, 2007; however, this increase in policies-in-force was offset by several factors which caused a net decrease in gross written premiums. Specifically, there was a decrease in policies written in the Tri-County area (Dade, Broward and Palm Beach Counties) and an increase in policies written in other locations in Florida that have lower average written premium. In addition, in the fourth quarter of 2007, the OIR implemented new wind mitigation credits (to be applied to all companies’ policies) that also reduced the average premium during the nine months ended September 30, 2008, compared to the same period in the prior year. These factors combined to decrease the average premium per policy from $2,368 at September 30, 2007, to $1,784 at September 30, 2008. The full effect of the wind mitigation credits as a decrease to gross premiums written will be reflected through our entire book as of November 30, 2008. On October 14, 2008, we selected approximately 4,100 policies for assumption from Citizens. By Florida law, policyholders may choose to “opt out” of the assumption and keep their Citizens policy. We expect the ultimate number of policies assumed in October to be approximately 3,700, with in-force premium of $6.3 million.

Gross Premiums Ceded

Gross premiums ceded decreased by $1.0 million or 1.8% to $56.5 million for the nine months ended September 30, 2008, compared to $57.5 million for the nine months ended September 30, 2007. Substantially all of the decrease is related to our catastrophe reinsurance contracts. The premium paid on those contracts is the product of the amount of coverage purchased and rate on line (“ROL”). The ROL for the various contracts decreased significantly from the prior contract year due to additional capital being added in reinsurance markets, an increase in the number of competitors in the reinsurance markets, and the lack of catastrophic weather events in Florida in 2006 and 2007.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Decrease (Increase) in Net Unearned Premiums

Net unearned premiums decreased $10.1 million for the nine months ended September 30, 2008, compared to a decrease of $1.9 million for the nine months ended September 30, 2007. On September 30, 2007, we recorded premium adjustments, as stipulated by contract, of $7.0 million that lowered the unearned premium related to those contracts; however, no premium adjustments were required at September 30, 2008, thereby causing most of the decrease in net unearned premiums. The remaining decrease in net unearned premiums resulted from changes in our gross written premium.

Net Premiums Earned

Net premiums earned decreased $1.8 million, or 2.9%, to $60.4 million for the nine months ended September 30, 2008, compared to $62.2 million for the nine months ended September 30, 2007. The decrease in net premiums earned is due to the decreases in gross written premium, gross ceded premiums, and net unearned premiums as discussed above.

Net Investment Income

Net investment income decreased $0.9 million, or 14.9%, to $5.0 million for the nine months ended September 30, 2008, compared to $5.9 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, more of our portfolio was invested in cash equivalents and equities than was invested in fixed maturities, while more of our portfolio was invested in fixed maturities than was invested in cash equivalents and equities during the same period in 2007. Since our fixed maturities have a much higher yield than we could earn from equity dividends or interest on cash equivalents, our net investment income decreased.

Net Realized Investment Gains and Losses

Net realized investment gains and losses increased to a $1.2 million gain for the nine months ended September 30, 2008, compared to a $0.1 million loss for the nine months ended September 30, 2007. The table in the section above captioned “Total Investments” depicts the gains and losses by investment category.

Policy Assumption Bonus

Policy assumption bonus, which includes interest income earned on the bonus amounts, decreased to $6.4 million for the nine months ended September 30, 2008, compared to $11.6 million for the same period in 2007. The decrease resulted because we collected bonus on approximately 19,000 policies during the nine months ended September 30, 2008, compared to our collection of bonus on approximately 32,100 policies during the same period in 2007.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPENSES

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses (“LAE”), our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. We revise our estimates based on the results of analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

Loss and LAE increased by $6.5 million, or 35.4%, to $25.0 million for the nine months ended September 30, 2008, compared to $18.5 million for the nine months ended September 30, 2007. The increase is primarily attributable to $3.6 million of incurred loss and LAE related to claims resulting from Tropical Storm Fay. Also, incurred but not reported (“IBNR”) loss and LAE increased by $4.4 million, offset by a $1.4 million decrease in case incurred loss and LAE. Case incurred loss and LAE decreased due to normal fluctuations in claims activity.

Interest Expense

Interest expense decreased $3.4 million, or 63.4%, to $2.0 million for the nine months ended September 30, 2008, compared to $5.4 million for the nine months ended September 30, 2007. The change is attributable to several factors. First, we extinguished our note payable to York during the first quarter of 2007, which accelerated the amortization of the participation fee of $1.1 million and original issue discount of $0.7 million related to the York note; $0.3 million of interest was also recognized in the first quarter of 2007 prior to the extinguishment. Interest expense related to the CB&T loan decreased by $1.8 million, attributable to a decrease in the outstanding loan balance as a result of normal principal repayments as well as the application of the $13.1 million balance in the escrow account, which we were required to maintain, against the outstanding principal balance. Interest expense related to the FSBA note increased by $0.5 million because our Writing Ratio fell below 1.5:1 at March 31, 2008 and June 30, 2008; therefore, we were assessed a 450 basis point interest penalty during the second and third quarters. See Note 9 to our interim condensed consolidated financial statements for more information regarding interest expense related to the FSBA note and the amendment to the FSBA note which was effective July 1, 2008. For the fourth quarter of 2008, we will not incur any additional interest penalties.

Other Income

Other income increased to $2.6 million for the nine months ended September 30, 2008, compared to zero for the nine months ended September 30, 2007. As a result of the acquisition and Merger that is more fully described earlier in this document, York will not be able to exercise the Put it held in relation to its ownership interest in UIH. Upon the effectiveness of the Merger, all membership interests in UIH, including those held by York, ceased to exist by operation of law and were converted into the right to receive the merger consideration. Furthermore, members of UIH exchanging certificates representing their membership interests executed and returned to our transfer agent a letter of transmittal acknowledging that all rights, preferences, privileges and obligations owed by UIH to such holder relating to the UIH membership interests being surrendered ceased upon the consummation of the Merger. York voted in favor of the Merger, surrendered their ownership units to the transfer agent and received their merger consideration; therefore, we reversed the $2.6 million Put liability, which increased other income.

Provision for Income Tax

The provision for income tax decreased $3.2 million to $4.1 million for the nine months ended September 30, 2008, compared to $7.3 million for the nine months ended September 30, 2007. The change in income tax year over year is attributable to the profitability of the insurance subsidiary which decreased due to the decreases in the policy assumption

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

bonus and the net written premiums, as well as the increase in loss and LAE incurred related to Tropical Storm Fay as discussed above. The effective income tax rate for UPCIC was 37.1% for the nine months ended September 30, 2008, compared to 36.2% for the nine months ended September 30, 2007.

Prior to September 30, 2008, UIH had elected to be treated as a partnership for income tax purposes. For future periods after September 30, 2008, UIHC and all of its subsidiaries will record a provision for income taxes since all of the companies will be C-corporation entities for income tax purposes.

Net Income

As a result of the foregoing, our net income for the nine months ended September 30, 2008 was $26.6 million, compared to net income of $31.7 million for the nine months ended September 30, 2007.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007)

REVENUE

Gross Premiums Written

Gross premiums written increased $1.3 million, or 3.8%, to $36.2 million for the three months ended September 30, 2008, compared to $34.9 million for the three months ended September 30, 2007.

During the three months ended September 30, 2008, we wrote 8,100 new policies versus 5,100 during the same period of 2007. However, offsetting the impact of the increase in the number of the new policies written are several factors that mitigated the increase in gross premiums written. Specifically, there was a decrease in policies written in the Tri-County area (Dade, Broward and Palm Beach Counties) and an increase in policies written in other locations in Florida that have lower average written premium. In addition, in the fourth quarter of 2007, the OIR implemented new wind mitigation credits (to be applied to all companies’ policies) that also reduced the average premium during the three months ended September 30, 2008, compared to the same period in the prior year. Other than the increase in new policies written, these factors combined to decrease the average premium rate per policy to $1,784 at September 30, 2008, compared to $2,368 at September 30, 2007. On October 14, 2008, we selected approximately 4,100 policies for assumption from Citizens. By Florida law, policyholders may choose to “opt out” of the assumption and keep their Citizens policy. We expect the ultimate number of policies assumed in October to be approximately 3,700, with in-force premium of $6.3 million.

Gross Premiums Ceded

Gross premiums ceded increased by $7.3 million or 167.5% to $(2.9) million for the three months ended September 30, 2008, compared to $4.4 million for the three months ended September 30, 2007. As discussed earlier, we recorded $7.0 million of premium adjustments that lowered the premium that was payable on those contracts. No premium adjustments were required at September 30, 2008, thereby causing the increase in gross premiums ceded.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Decrease (Increase) in Net Unearned Premiums

Net unearned premiums increased $13.2 million for the three months ended September 30, 2008, compared to an increase of $14.8 million for the three months ended September 30, 2007. The change was due to the previously discussed $7.0 million premium adjustments made in the third quarter of 2007, offset by changes in gross written premium.

Net Premiums Earned

Net premiums earned decreased $4.3 million, or 17.8%, to $20.1 million for the three months ended September 30, 2008, compared to $24.4 million for the three months ended September 30, 2007. The decrease in net premiums earned is due to the increases in gross ceded premiums and net unearned premiums as discussed above.

Net Investment Income

Net investment income decreased $0.3 million, or 16.4%, to $1.7 million for the three months ended September 30, 2008, compared to $2.0 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, more of our portfolio was invested in cash equivalents and equities than was invested in fixed maturities, while more of our portfolio was invested in fixed maturities than was invested in cash equivalents and equities during the same period in 2007. Since our fixed maturities securities have a much higher yield than we could earn from equity dividends or interest on cash equivalents, our net investment income decreased.

Net Realized Investment Gains and Losses

Net realized investment gains and losses increased to a $0.3 million gain, for the three months ended September 30, 2008, compared to a $0.1 million loss for the three months ended September 30, 2007. The table in the section above captioned “Total Investments” depicts the gains and losses by investment category.

Policy Assumption Bonus

Policy assumption bonus, which includes interest income earned on the bonus amounts, increased to $2.2 million for the three months ended September 30, 2008, compared to $0.9 million for the same period in 2007. The increase resulted because we collected bonus on approximately 6,300 policies during the three months ended September 30, 2008, while we collected bonus on approximately 2,200 policies during the same period in 2007.

EXPENSES

Loss and Loss Adjustment Expenses

Loss and LAE, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. We revise our estimates based on the results of analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loss and LAE increased by $4.9 million, or 64.3%, to $12.5 million for the three months ended September 30, 2008, compared to $7.6 million for the three months ended September 30, 2007. The increase is primarily attributable to $3.6 million of incurred loss and LAE related to claims resulting from Tropical Storm Fay, as well as a $1 million increase in IBNR.

Policy Acquisition Costs

Policy acquisition costs decreased $0.6 million, or 12.8%, to $4.4 million for three months ended September 30, 2008, compared to $5.0 million for the three months ended September 30, 2007, primarily due to a decrease in agents’ commissions. Since we amortize agents’ commissions over the 12-month period related to the policies written, agents’ commissions have decreased due to the decline in gross written premium during most of 2008, despite the recent increase in gross written premium during the third quarter of 2008. Policy acquisition costs consists of agents’ commissions, policy administration fees and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

General and Administrative Expenses

General and administrative expenses decreased $0.7 million or 100% to $(0.1) million for the three months ended September 30, 2008, compared to $0.6 million for the three months ended September 30, 2007. The decrease resulted when we reclassified approximately $0.7 million of costs directly associated with the merger to additional paid-in capital. These Merger costs had been recorded as expense during the first and second quarters of 2008 but were reclassified upon successful completion of the Merger.

The table below summarizes what general and administrative expenses would have been for the three months ended September 30, 2008, had we not consummated the Merger:

	(In thousands)
	2008	2007
G&A expense, unadjusted	$(82)	$563
Add back merger costs:
Consulting	359	—
Professional services	1,844	—
Printing	24	—

G&A expense as it would have appeared	$2,145	$563

Since the Merger has been consummated and we are no longer a blank-check company, we will incur additional compliance costs that we have not incurred in the past. Specifically, but not exclusively, we will incur compliance costs to document and test our internal control procedures as well as perform management’s assessment to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Expense

Interest expense decreased $0.6 million, or 56.5%, to $0.5 million for the three months ended September 30, 2008, compared to $1.1 million for the three months ended September 30, 2007. Interest expense related to the CB&T loan decreased by $0.8 million, attributable to a decrease in the outstanding loan balance as a result of normal principal repayments as well as the

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

application of the $13.1 million balance in the escrow account, that we were required to maintain, against the outstanding principal. Interest related to the FSBA note increased by $0.2 million because our Writing Ratio fell below 1.5:1 at June 30, 2008, and we were assessed a 450 basis point interest penalty in the third quarter. See Note 9(a) to our interim condensed consolidated financial statements for more information regarding interest expense related to the FSBA note and the amendment to the FSBA note which was effective July 1, 2008. For the fourth quarter of 2008, we will not incur any additional interest penalties.

Other Income

Other income increased to $2.6 million for the three months ended September 30, 2008, compared to zero for the three months ended September 30, 2007. As a result of the acquisition and Merger that is more fully described earlier in this document, York will not be able to exercise the Put it held in relation to its ownership interest in UIH. Upon the effectiveness of the Merger, all membership interests in UIH, including those held by York, ceased to exist by operation of law and were converted into the right to receive the merger consideration. Furthermore, members of UIH exchanging certificates representing their membership interests executed and returned to our transfer agent a letter of transmittal acknowledging that all rights, preferences, privileges and obligations owed by UIH to such holder relating to the UIH membership interests being surrendered ceased upon the consummation of the Merger. York voted in favor of the Merger, surrendered their ownership units to the transfer agent and received their merger consideration; therefore, we reversed the $2.6 million Put liability, which increased other income.

Provision for Income Tax

The provision for income tax decreased $1.6 million to $(0.1) million for the three months ended September 30, 2008, compared to $1.5 million for the three months ended September 30, 2007. The change in income tax quarter over quarter is primarily attributable to the occurrence of Tropical Storm Fay. The storm increased our case incurred loss and LAE as well as IBNR loss and LAE; this in turn reduced our annualized income which we use to calculate our income tax provision. The effective income tax rate for UPCIC was 36.2% for the three months ended September 30, 2008, as compared to 38.3% for the three months ended September 30, 2007.

Net Income

As a result of the foregoing, our net income for the three months ended September 30, 2008 was $8.9 million compared to net income of $11.0 million for the three months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

UIHC is a holding company with no business operations of its own. Therefore, our ability to meet our debt payment obligations and pay our taxes and administrative expenses is dependent upon intercompany service agreements with, and dividends from, our subsidiaries, including our insurance company subsidiary, UPCIC. UPCIC is subject to extensive regulation by the OIR, including restrictions on the amount of dividends that it can pay to its shareholder, UIHC.

There are no restrictions on the payment of dividends to us by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for payment of dividends to UIHC. We may use these revenues to service our corporate financial obligations, such as debt service, general and administrative expenses and shareholder dividends. Our administrative functions are conducted through UIM.

Our ability to meet our debt payment obligations and pay our general and administrative expenses is largely dependent on cash dividends we receive from UIM. UIM’s primary source of revenue, from which dividends to us have been paid, is the service fees and commissions it receives from our insurance company, UPCIC, pursuant to a management agreement in effect between those entities.

The primary sources of cash flow for our insurance company subsidiary, UPCIC, are gross premiums written, loss reimbursements by our reinsurers, investment income, and proceeds from the sale or maturity of investments. Funds are used by UPCIC for ceded premium payments to reinsurers, loss and LAE payments, other underwriting expenses, purchases of investments and fee payments to UIM. The primary sources of cash for UIM are policy fees and managing general agent fee income. Primarily, UIM uses cash for policy acquisition costs, commissions to producers, interest, and general and administrative expenses.

Our reconciliation of net income to net cash provided from operations is generally influenced by the collection of premiums in advance of paid losses, the quarterly payment of reinsurance premiums and the annual signing of new reinsurance contracts at the beginning of hurricane season, the payment of any litigation settlements and the timing of our loss payments.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the nine months ended September 30, 2008, operations provided net operating cash flow of $31.3.million, compared to $13.0 million for nine months ended September 30, 2007.

For the nine months ended September 30, 2008, $31.3 million of net operating cash flow was provided mainly by our generation of $26.6 million of net income which was increased primarily by $19.8 million increase in amounts payable to reinsurers, a $2.8 million decrease in reinsurance recoverable, and a $2.5 million increase in unearned premiums and the net income was decreased primarily due to a $12.6 million increase in prepaid reinsurance premiums, a $2.2 million decrease in accounts payable and accrued expenses, a $2.2 million increase in premiums receivable, and a $2.3 million decrease in income taxes, net.

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

For the nine months ended September 30, 2008, net investing activities used $14.3 million, as compared to providing $7.7 million for the nine months ended September 30, 2007. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. For the nine months ended September 30, 2008, investing activities generated $40.4 million from the sale of available-for-sale investments and used $54.5 million for the purchase of available-for-sale investments.

For the nine months ended September 30, 2008, net financing activities used $39.1 million, as compared to using $23.0 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, the uses of cash in connection with financing activities included $19.5 million for the repayment of the CB&T loan. Per a loan amendment further described in Note 9(b) in the notes to the condensed consolidated financial statements at September 30, 2008, the principal repayments to CB&T will cease until April 2009. We incurred new indebtedness that was undertaken as part of the recently completed Merger; however no principal payments are required until the notes mature on September 29, 2011. Interest payments are payable semi-annually beginning April, 1, 2009. On November 7, 2008 we amended our FSBA note effective July 1, 2008. The Writing Ratio calculation and criteria were amended as discussed in Note 9(a) of our Condensed Consolidated Financial Statements. UPCIC will meet the Writing Ratio at September 30, 2008, thus our fourth quarter interest rate will be the stated rate which is the rate-equivalent to the 10-year Treasury Bond rate and will not include any interest penalties.

UIH paid a tax distribution of $9.3 million to its members during the nine months ended September 30, 2008. We also expect to pay a tax related distribution to the former members of UIH totaling $7.3 million prior to year end. The distribution will be paid to former UIH members to allow them to pay federal income tax which may be owed by them due to the income attributable to them as members of UIH, which was a partnership for tax purposes through September 30, 2008.

There is a provision in the Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, which provides for potential additional consideration to be paid of up to $5 million to the former UIH members. The UIH members will be paid $2.00 in cash for each dollar exceeding UIHC’s net income (as defined in the Merger Agreement) of $25,000,000 during either of the periods of (i) July 1, 2008 through June 30, 2009, and (ii) January 1, 2009 through December 31, 2009.

We believe that we maintain sufficient liquidity to pay claims, operating expenses and other obligations as they come due. We held $34.7 million and $56.9 million of cash and cash equivalents at September 30, 2008 and December 31, 2007, respectively. We monitor our expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claims payments without having to sell longer-duration investments. As

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

necessary, we adjusts our holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain our certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer’s total liabilities or $4 million. UPCIC’s statutory capital surplus was $52.6 million at September 30, 2008, and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance with as of September 30, 2008.

In relation to the notes issued on September 29, 2008 pursuant to a note repurchase agreement dated as of August 15, 2008, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance, including the $18,279,570 incurred under this note agreement, to exceed $58,279,570 (excluding the FSBA note amount), and refraining from making any payments (e.g., dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45,000,000. We were in compliance with the terms of the covenants at September 30, 2008; however, since our consolidated net worth at September 30, 2008 was below $45,000,000, we could not make any dividends or distributions to our stockholders.

Our loan agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. On August 13, 2008, CB&T waived, until January 1, 2009, the debt covenant related to maintenance of a minimum debt service coverage ratio of at least 2:1 on a quarterly basis. We were in compliance with the terms of the covenants at September 30, 2008. We anticipate we will be in compliance with this ratio during 2009.

We believe our current capital resources, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. There can be no assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we have no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 11 of our Condensed Consolidated Financial Statements entitled “Related Party Transactions.”

UNITED INSURANCE HOLDINGS CORP.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Since we are a smaller reporting company, we are not required to furnish this information.

Item 4T:	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) During the fiscal quarter ended September 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1:	Legal Proceedings

We may be party to claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate that these matters will have a material adverse effect on our business, on our consolidated financial position or on our results of operations.

Item 1A:	Risk Factors

Since we are a smaller reporting company, we are not required to furnish this information.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. For the quarter ended September 30, 2008, there were no unregistered sales of UIHC’s equity securities.

Use of Proceeds. On October 11, 2007, UIHC consummated its initial public offering (IPO) and received proceeds of $37,869,000. UIHC intended to use substantially all of the net proceeds of the IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that any capital stock was used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended were to be used to finance the operations of the target business.

UNITED INSURANCE HOLDINGS CORP.

On September 30, 2008, as discussed in prior sections of this document, UIHC acquired UIH, an insurance company. UIHC used the IPO proceeds as follows: 1) $25,000,000 paid to UIH’s members as part of the consideration for the merger with UIH, 2) $1,514,760 paid to the underwriters for their IPO fee, 3) $386,793 paid for costs and fees related to the offering, 4) $10,039,397 was paid to certain stockholders who did not vote in favor of the Merger transaction and converted their shares to cash equal to a pro rata portion of the trust account where UIHC had placed the majority of the IPO proceeds and 5) $928,050 was used for costs associated with the Merger transaction.

Purchases of Equity Securities by the Issuer. The following table summarizes the securities that UIHC repurchased during the quarter ended September 30, 2008:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 - September 30, 2008	4,118,099	$7.93	1,267,863	—

On August 15, 2008, UIHC entered into a note agreement with various accredited investors in relation to the acquisition of UIH. Under the note agreement, on September 29, 2008, UIHC issued notes payable with a total face amount of $7.5 million in exchange for 869,565 shares of UIHC common stock from two former UIHC stockholders with a total value of $6.9 million at the time the notes were issued. No further repurchases of common stock shares is anticipated under this note agreement.

On September 8, 2008, UIHC mailed a proxy statement to its stockholders to ask for shareholder approval and adoption of the Merger transaction with UIH. If a stockholder did not vote in favor of the Merger, then the stockholder could at the same time demand UIHC convert such stockholder’s shares into cash equal to a pro rata portion of the trust account held by UIHC. UIHC purchased 1,267,863 shares of its common stock at $7.91 per share The stockholder had to make this election and return their common stock shares electronically by September 29, 2008, thus this program has expired.

On September 29, 2008, UIHC purchased 1,980,671 shares of its common stock in a series of private transactions. UIHC paid $15,740,352, in the aggregate, for these shares (average price of $7.95 per share). No further repurchases of common stock shares is anticipated under this program.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At September 30, we were in compliance with these requirements.

UNITED INSURANCE HOLDINGS CORP.

In relation to the notes issued on September 29, 2008 pursuant to a note repurchase agreement dated as of August 15, 2008, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance, including the $18,279,570 incurred under this note agreement, to exceed $58,279,570 (excluding the FSBA note amount), and refraining from making any payments (e.g., dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45,000,000. We were in compliance with the terms of the covenants at September 30, 2008; however, since our consolidated net worth at September 30, 2008 was below $45,000,000, we could not make any dividends or distributions to our stockholders.

Our loan agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. On August 13, 2008, CB&T waived, until January 1, 2009, the debt covenant related to maintenance of a minimum debt service coverage ratio of at least 2:1 on a quarterly basis. We were in compliance with the terms of the covenants at September 30, 2008.

Item 3:	Defaults upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on September 29, 2008. The meeting was called to allow stockholders to vote on the following proposals related to the proposed merger of FMG and UIH.

•

Proposal 1 – The Merger Proposal was a proposal to acquire all of the issued membership units of UIH pursuant to the Agreement and Plan of Merger, dated as of April 2, 2008, as amended and restated on August 15, 2008, by and among FMG, UIH and a transitory, wholly-owned subsidiary of FMG.

•	Proposal 2 – The First Amendment Proposal was a proposal to amend our Certificate of Incorporation to delete several provisions specific to blank-check companies.

•	Proposal 3—The Second Amendment Proposal was a proposal to amend our Certificate of Incorporation to increase the authorized number of common shares from 20 million to 50 million.

•	Proposal 4—The Third Amendment Proposal was a proposal to amend our Certificate of Incorporation to change the name of the Company from FMG Acquisition Corp. to United Insurance Holdings Corp.

•

Proposal 5—The Director Proposal was a proposal to appoint Gregory C. Branch, Alec L. Poitevint, II and Kent G. Whittemore as directors of the Company, upon which election Thomas Sargent and David E. Sturgess would resign as directors. Gordon G. Pratt, Larry G. Swets, Jr. and James R. Zuhlke will continue on as directors of the Company.

UNITED INSURANCE HOLDINGS CORP.

The results of the voting are summarized in the following table:

	Shares Voting “For”	Shares Voting “Against”	Shares Abstaining
Proposal 1	4,064,642	1,377,813	—
Proposal 2	4,542,337	776,468	123,600
Proposal 3	4,542,337	776,468	123,600
Proposal 4	4,861,337	777,468	103,600
Proposal 5	4,607,137	—	835,268

In Proposal 1, stockholders who held 1,377,813 shares of our common stock exercised their conversion rights. Of the stockholders who did not vote in favor of the Merger, only 1,267,863 shares of common stock were returned electronically to our stock transfer agent; thus, 109,950 shares were not redeemed for cash as the stockholders did not remit their shares to us, as required, by September 29, 2008.

Item 5:	Other Information

Item 4.01	Changes in Registrant’s Certifying Accountant.

On September 30, 2008, United Subsidiary Corp., a Florida corporation (“Merger Sub”) and wholly-owned subsidiary of FMG Acquisition Corp., a Delaware corporation (“FMG”), consummated a merger with and into United Insurance Holdings, L.C., a Florida limited liability company (“UIH”), with UIH remaining as the surviving entity (the “Merger”). In connection with the Merger, FMG changed its name from “FMG Acquisition Corp.” to “United Insurance Holdings Corp.” (“UIHC”).

The Merger was treated as a reverse acquisition and recapitalization for accounting purposes and, as such, the historical financial statements of the accounting acquirer, UIH, will become the historical financial statements of UIHC. DeMeo, Young, McGrath (“DYM”) was the independent auditor that audited UIH’s financial statements for the fiscal years ended December 31, 2007 and 2006, and Rothstein Kass & Company (“RKC”) was the independent auditor that audited and reviewed FMG’s financial statements for the fiscal year ended December 31, 2007 and the fiscal quarters ended March 31, 2008 and June 30, 2008, respectively. On November 10, 2008, UIHC (with the approval of its Board of Directors) dismissed RKC as its independent registered public accounting firm and formally engaged DYM to be UIHC’s independent registered public accounting firm for the fiscal year ending December 31, 2008 and to complete a review of UIHC’s Form 10-Q for the quarterly period ended September 30, 2008, which will contain only the financial results of UIH because the quarterly period ended on the day the reverse acquisition was completed.

(1) RKC was the independent registered public accounting firm that audited and reviewed FMG’s financial statements for the fiscal year ended December 31, 2007 and the fiscal quarters ended March 31, 2008 and June 30, 2008, respectively. FMG engaged RKC to be the independent registered public accounting firm for United for the year ending December 31, 2008. In connection with the closing of the Merger, on November 10, 2008, UIHC’s Board of Directors (i) dismissed RKC as its independent registered public accounting firm and (ii) formally engaged DYM to be UIHC’s independent registered public accounting firm for the fiscal year ending December 31, 2008 and to complete a review of UIHC’s Form 10-Q for the quarterly period ended September 30, 2008, which will contain only the financial results of UIH since the quarterly period ended on the day the reverse acquisition was completed. DYM was the independent auditor that audited UIH’s financial statements for the fiscal years ended December 31, 2007 and 2006. RKC’s report on FMG’s financial statements for the fiscal year ended December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principles. In addition, since May 22, 2007 (inception) through November 10, 2008, (i) there were no disagreements with RKC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RKC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report and (ii) there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K).

UIHC has provided RKC with a copy of this Item 4.01 disclosure and has requested that RKC furnish UIHC with a letter addressed to the United States Securities and Exchange Commission (the “Commission”) stating whether it agrees with the statements made by UIHC in this Item 4.01 disclosure and, if not, stating the respects in which it does not agree. RKC has not yet had adequate opportunity to furnish such a letter; therefore, UIHC has requested that RKC furnish the letter as promptly as possible so that UIHC can file the letter with the Commission within 10 business days after the date of filing of this report on Form 10-Q.

(2) As noted above in paragraph (1), on November 10, 2008, UIHC’s Board of Directors formally engaged DYM to be UIHC’s independent registered public accounting firm for the fiscal year ending December 31, 2008 and to complete a review of UIHC’s Form 10-Q for the quarterly period ended September 30, 2008. DYM was the independent registered public accounting firm that audited UIH’s financial statements for the fiscal years ended December 31, 2007 and 2006. During the fiscal year ended December 31, 2007 and during the transition period through November 10, 2008, UIHC did not consult with DYM with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that was rendered on FMG’s financial statements or the type of audit opinion that might be rendered on UIHC’s financial statements; or (iii) any other matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K. During the fiscal years ended December 31, 2007 and 2006 and during the transition period through November 10, 2008, UIH did not consult with DYM with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that was rendered on UIH’s financial statements or the type of audit opinion that might be rendered on UIHC’s financial statements; or (iii) any other matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 6:	Exhibits

2.1	Amendment to Amended and Restated Agreement and Plan of Merger By and Among FMG Acquisition Corp., United Subsidiary Corp. and United Insurance Holdings, LC, dated as of September 23, 2008*

3.1	Second Amended and Restated Certificate of Incorporation.*

10.1	Letter Agreement, dated October 27, 2008, amending Unit Purchase Option granted to Pali Capital, Inc.*

10.2	Form of Stock Purchase Agreements between FMG Acquisition Corp. and Certain Stockholders.*

10.3	Addendum Number One to Insurance Capital Build-Up Incentive Program Surplus Note, dated November 7, 2008 and effective July 1, 2008, between the State Board of Administration of Florida and United Property & Casualty Insurance Company.**

10.4	Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property and Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2008.*

10.5	Form of the Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property and Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2008.*

10.6	Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property and Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2008.*

10.7	Form of Reinstatement Premium Protection Reinsurance Agreement between United Property and Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2008.*

10.8	Form of Promissory Note issued by FMG Acquisition Corp. to those parties to that certain Note Purchase Agreement dated August 15, 2008.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *
*	filed herewith
**	incorporated by reference to United Insurance Holdings Corp.’s Form 8-K filed with the SEC on November 12, 2008.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date: November 14, 2008	By:	/s/ Donald J. Cronin
Donald J. Cronin, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nicholas W. Griffin
Nicholas W. Griffin, Chief Financial Officer (Principal Financial Officer