Form 10-K
period 2008-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2009-03-30
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-52833

UNITED INSURANCE HOLDINGS CORP.

Delaware	75-3241967
(State of Incorporation)	(IRS Employer ID)

360 CENTRAL AVENUE, SUITE 900

ST. PETERSBURG, FL 33701

727-895-7737

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001 PAR VALUE PER SHARE

WARRANTS TO PURCHASE SHARES OF COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2008, as reported on the Over-The-Counter-Bulletin Board, was approximately $12,343,000.

As of February 28, 2009, there were 10,548,932 shares of common stock, par value $0.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the hurricanes that occurred in 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-K; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); acts of war and terrorist activities; and other matters described from time to time by us in this Form 10-K and in our other filings with the SEC.

You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, readers should be aware that generally accepted accounting principles prescribes when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (“SEC”). The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

INTRODUCTION

We incorporated under the laws of the State of Delaware on May 22, 2007. We were formed to acquire one or more operating businesses in the insurance industry. On September 30, 2008, we completed a merger pursuant to an Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG Acquisition Corp (“FMG”), merged with and into United Insurance Holdings, L.C. (“UIH”), a Florida limited liability company, with UIH remaining as the surviving entity (the “Merger”). In connection with the Merger, FMG changed its name to United Insurance Holdings Corp. (which is referred to herein as “UIHC”, “United”, the “Company”, “we”, or “us”).

Through UIH and UIH’s three wholly-owned subsidiaries, we are engaged in the property and casualty insurance business in the State of Florida. The three subsidiaries of UIH are United Property & Casualty Insurance Company (“UPCIC”), United Insurance Management, L.C. (“UIM”) and Skyway Claims Services, LLC (“Skyway”). We believe that our holding company structure will provide flexibility to expand our products and services in the future. We operate under one business segment.

UPCIC was formed in 1999 under the laws of the State of Florida and is authorized by the Florida Office of Insurance Regulation (“OIR”) to underwrite homeowner and dwelling property and casualty lines. We began operations by both assuming policies from Citizens Property Insurance Corporation (“Citizens”), and by actively writing our own policies throughout the State of Florida utilizing our independent agency network. The OIR has also authorized us to write flood coverage and a smaller commercial auto (“Garage”) line of business.

UIM is a managing general agent (“MGA”) formed in 1999 under the laws of the State of Florida. UIM manages substantially all aspects of UPCIC’s operations, including underwriting, policy administration, collections, disbursements, accounting and claims processes.

Skyway was formed in 2004 under the laws of the State of Florida to provide claims appraisal services. Skyway is currently one of several companies that provide such services to UPCIC, and it mainly provides appraisal services for claims arising from Dade, Broward and Palm Beach counties.

Our office is located at 360 Central Avenue, Suite 900, St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737.

MERGER TRANSACTION

On September 30, 2008, in a cash and stock transaction, we completed the acquisition of 100% of the ownership interests in UIH and merged UIH with a transitory, wholly-owned subsidiary created specifically for that purpose. As consideration for the Merger, we paid the members of UIH an aggregate of $25 million in cash, issued 8,929,819 shares of our common stock and granted warrants to purchase 1,273,569 shares of our common stock. The cash consideration for the Merger was funded with cash held in our trust account established in connection with our initial public offering, as well as the net proceeds from the debt financing which closed on September 29, 2008. Former members of UIH may receive additional cash consideration of up to $5 million, in the aggregate, based on our achievement of certain net income targets.

We accounted for the Merger as a reverse acquisition and recapitalization since UIH was deemed to be the acquirer for accounting purposes. Accordingly, our historical consolidated financial statements reflect the assets, liabilities and operations of UIH prior to the Merger date, recorded on a historical cost basis. We then recorded UIHC’s (formerly FMG’s) assets and liabilities at their fair value on the date of the Merger.

OVERVIEW

We are a property and casualty insurance holding company and our insurance subsidiary was initially formed as a Florida C-corporation in 1999 to capitalize on legislation designed to attract capital to the Florida homeowner insurance market. We offer primarily homeowner and dwelling property and casualty insurance policies in Florida. In addition, we offer flood coverage to homeowners.

In the wake of the destruction caused by Hurricane Andrew in 1992, Florida legislators created a hurricane catastrophe system designed to mitigate losses to the Florida insurance industry and prevent a mass exodus of insurers from the state. This system includes (1) the Florida Hurricane Catastrophe Fund (“FHCF”), a reinsurance-like entity managed by the Florida State Board of Administration; (2) a homeowner policy form created by the Insurance Services Office, which contains high hurricane deductibles tied to a percentage of the dwelling coverage; and (3) Citizens (formerly known as the Florida Residential Property and Casualty Joint Underwriting Association), a state-sponsored insurer. Citizens was designed to provide homeowner insurance coverage to individuals in Florida who could not or can not obtain such coverage from private insurers. Currently, Citizens is a major provider of homeowner insurance coverage to residents of Florida. As a result, the Florida legislature implemented a depopulation program designed to provide incentive to private insurance companies to assume or “take-out” policies from Citizens to reduce the state’s liability exposure. During 2009, the Florida legislature is continuing to review options on how to depopulate the Citizens portfolio of policies. We are monitoring these developments and planning to assume policies from Citizens during 2009.

We are also monitoring any developments with regards to the FHCF. The FHCF, which provides reinsurance to insurance companies in Florida for hurricane catastrophes, is currently funding all reimbursement requests; however, in the future the FHCF may have potential problems securing funding or funding may not be available to the FHCF if a hurricane or multiple hurricanes were to cause massive catastrophic losses in Florida. The State of Florida is monitoring the financial condition of the FHCF.

In 1999, we began our insurance operations. We began to appoint independent agents to write our own direct policies. We have grown our business by writing direct policies; however, we have occasionally supplemented our organic growth through the assumption of additional policies from Citizens in 2004, 2005 and 2008. As of December 31, 2008, approximately 77% of our homeowner policies-in-force were direct policies written by agents and approximately 23% were assumed from Citizens, of which 7% was assumed during 2008. At December 31, 2008, we had approximately 80,400 homeowner policyholders, which was an increase of 28% over 2007. At December 31, 2008, we had total assets of $233.1 million and stockholders’ equity of $42.9 million.

Nature of the Insurance Industry

Factors affecting the insurance industry in which we operate may subject us to significant fluctuations in operating results. These factors include competition, catastrophe losses and general economic conditions including interest rate changes, as well as legislative initiatives, the regulatory environment, the frequency of litigation, the size of judgments, severe weather conditions, climate changes or cycles, the role of federal or state government in the insurance market, judicial or other authoritative interpretations of laws and policies, market conditions for homeowner insurance and the availability and cost of reinsurance. Additionally, an economic downturn could result in fewer home sales and less demand for new homeowners seeking insurance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern.

Product Lines

We specialize in providing homeowner and dwelling insurance policies. We offer standardized policies and price these policies in accordance with the rates approved by the OIR. Our homeowner policy, which provides both structure and content coverage for a broad range of exposures, is a policy that includes coverage options for standard single-family homeowners, tenants (renters), and for condominium unit owners. Our dwelling policy allows policyholders to select from a range of standardized policies with differing types and levels of coverage.

Another homeowner insurance coverage we offer is flood insurance (“Flood”) which is provided through the National Flood Insurance Program (“NFIP”). We retain no risk of loss with our flood insurance program, but earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses and can earn commissions by meeting certain growth targets for the number of policies-in-force.

Overall, our focus is on providing homeowner policies; however, we provide a commercial product to auto-service professionals called e-Z Pac Insurance; which, we refer to as our “Garage” program. Our Garage program is a minor portion of our business and focuses on small service stations, body shops, and repair shops and does not cover new or used car dealers. Gross written premiums from our Garage program accounted for approximately 4% of our total gross written premiums of $141.6 million at December 31, 2008.

Marketing and Distribution

We recruit, train and license the independent full-service insurance agents that distribute our products. Typically, a full-service agency is small to medium in size and represents several companies for both personal and commercial product lines.

We depend upon our agents to produce new business for us. In addition, our network of independent agents provides us with valuable marketing information about the homeowners’ insurance needs in the communities we serve.

Our agents are compensated primarily through a fixed-rate commission. We do not have any placement service agreements or other similar arrangements in place with our agents. Our marketing representatives monitor and support our agents and also have the principal responsibility for recruiting and training our new agents.

We manage our agents through periodic business reviews (with underwriter and marketing participation) using established benchmarks/goals for premium volume and profitability. We review an agent’s performance and if a particular agent does not meet its established benchmarks/goals for premium volume and profitability, we may terminate that agent.

We also appoint more than 2,000 limited-service insurance agents that only service the policies we have assumed from Citizens. These limited-service agents are an outgrowth of the Consumer Choice amendment passed by the Florida legislature in 2003. We believe our large network of limited-service agents is valuable in quickly and effectively completing the take-out transactions from Citizens.

Policy Administration

We are committed to providing the highest possible level of service to our insurance agents and our customers. We use third-party administrators (“TPAs”) to manage our information systems and to perform the administrative duties of processing a policy. This allows us to obtain the most up-to-date technology at a reasonable cost and to achieve economies of scale without incurring significant fixed overhead expenses.

The TPAs provide us with integrated policy underwriting, billing, collection and reporting, and they employ Internet-based systems for the on-line submission of applications, underwriting of policies and the automated issuance of policies. The TPA’s systems are designed to offer efficient and rapid turnaround for policy issuance and allow the agent to easily submit periodic changes required by customers via the Internet.

During 2008, we contracted with Computer Sciences Corporation (“CSC”) to be our TPA going forward. We believe that CSC provides us superior resources and is more capable of supporting our future growth objectives. During 2008, we began the transition from our former TPA to CSC as each policy renews. All new policies written during 2009, except Garage and Flood policies, will be administered by CSC.

Underwriting

We purchase catastrophic reinsurance coverage in an amount equal to our estimated 100-year probable maximum loss (“PML”). To manage our reinsurance costs, we analyze our PML on a regular basis using a licensed in-house catastrophe modeling software program. Our underwriting policies and procedures seek to minimize our risk of loss while maximizing our premium through the estimated optimization of geographic exposure and the diversification of the portfolio with respect to PML, total insured value (“TIV”) and average annual losses. Using output from the software, we strategically analyze every policy by zip code to accomplish the estimated optimization process.

The effectiveness of our underwriting can be seen in our underwriting profitability. Except for losses incurred from Hurricane Wilma, our hurricane losses in 2004 and 2005 developed below modeled expectations. We currently write policies in every county in the State of Florida with the exception of Pasco, Hernando and Citrus counties, where sinkhole losses are an increased risk. We monitor our wind exposures on a territory, zip code and county-by-county basis.

We write twelve-month policies only. Historically, we have written new business and assumed policies from Citizens evenly throughout the year; therefore, no particular month during the year contains most of the policy renewals. Our rates for homeowner insurance policies are heavily regulated in the State of Florida. As such, we are limited in our ability to increase rates without prior approval from the OIR. Homeowner rates vary across 108 rating territories. While we are required to maintain rates in all 108 territories by the OIR, our underwriting criteria determines in which territories we would write a policy. The underwriting criteria can change over time depending on the circumstances in a given territory.

Loss and Loss Adjustment Expense Reserves

We establish reserves for insured losses and loss adjustment expenses (“LAE”) that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future. Our policy is to establish these loss reserves prudently after considering all information known to us as of the date they are recorded and at each reporting period thereafter.

Loss reserves fall into two categories: reserves for losses and LAE associated with a specific reported insured claim, and reserves for losses and LAE incurred but not reported (“IBNR”). We establish these two categories of loss reserves as follows:

•

Reserves for reported losses and LAE. When a claim is reported, we establish a case reserve that represents the initial estimate of the losses and LAE that we will ultimately pay on the reported claim. We primarily base the amount of the initial reserve on an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. Our initial estimate reflects the informed judgment of our claims personnel based on general insurance reserving practices and on the experience and knowledge of our claims personnel. In addition, we set minimum reserves based upon averages of loss and LAE payments made on prior closed claims by claim type. As claims mature, we increase or decrease the initial estimates as deemed necessary by our claims department based upon additional information regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims.

•

Reserves for IBNR. We determine the IBNR reserves by calculating the ultimate losses and LAE as projected using the methods discussed below, then deducting actual loss and LAE payments and case reserves from the projected ultimate losses and LAE. We review and adjust our IBNR reserves on a monthly basis based on information available to us at the balance sheet date.

On an annual basis, our independent actuary provides a Statement of Actuarial Opinion (“SAO”) that indicates the actuaries’ estimate of a reasonable provision for all of our unpaid loss and LAE obligations under the terms of our policies. We review the SAO and compare the projected ultimate losses and LAE per the SAO to our own projection of ultimate losses and LAE to ensure that loss and LAE reserves recorded at each annual balance sheet date are based upon our analysis of all internal and external factors related to known and unknown claims against us and to ensure our reserves are within National Association of Insurance Commissioners (“NAIC”) guidelines. We compare our recorded reserves to the indicated range provided in the report accompanying the SAO. If our recorded amount falls within the indicated range determined by the actuaries, we may or may not record any adjustments. Also on a quarterly basis, our independent actuary performs loss reviews to assist us in determining the reasonableness of our quarterly loss reserves.

At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability may exceed or be less than these estimates. We revise reserves for losses and LAE as additional information becomes available, and reflect adjustments, if any, in earnings in the periods in which they are determined.

We maintain an in-house claims staff that monitors and directs all aspects of the claims process. Our staff assigns the fieldwork to our third-party claims administrators (“Claims TPAs”), none of whom have the authority to settle or pay any claims on our behalf. The Claims TPAs conduct inspections of the damaged property and prepare initial estimates. Our staff reviews the inspection reports and initial estimates to determine the amounts to be paid to the policyholder in accordance with the terms and conditions of the policy. Our exclusive contract with a particular Claims TPA requires us to assign all catastrophe claims to that company and prevents us from assigning catastrophe claims fieldwork to any other Claims TPAs; however, that particular Claims TPA may choose to outsource catastrophe claims fieldwork to other Claims TPAs. We also maintain strategic relationships with several Claims TPAs which we can engage should we need additional non-catastrophe claims servicing capacity. As demonstrated during 2004 and 2005 when we had several catastrophic hurricanes, we believe this relationship provides an adequate level of claims servicing in the event we have future catastrophes.

We actively employ corrective measures, loss mitigation and disciplined underwriting to maintain our loss ratio objectives. For example, in 2006, we reduced our exposure to sinkhole losses, the primary cause of the higher non-catastrophe losses that occurred in 2005.

In addition to the measures described above, we also mitigate our losses by inspecting certain properties for new policies we write; analyzing portfolio credit risk; managing individual agencies, which includes requiring rehabilitative actions as needed; and monitoring the rates we charge so they are adequate to cover underwriting and claim costs of the policy.

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the analysis of our reserve for losses and LAE for each of our last three years:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$36,005	$57,175	$174,217
Less unpaid reinsurance recoverables	14,446	33,441	153,769

Net balance at beginning of year	$21,559	$23,734	$20,448

Incurred related to:
Current year	$33,040	$31,466	$36,095
Prior years	(4,977)	(5,804)	(738)

Total incurred	$28,063	$25,662	$35,357

Paid related to:
Current year	$21,005	$18,511	$18,291
Prior years	9,425	9,326	13,780

Total paid	$30,430	$27,837	$32,071

Net balance at year end	$19,192	$21,559	$23,734
Plus unpaid reinsurance recoverables	20,906	14,446	33,441

Balance at year end	$40,098	$36,005	$57,175

Case reserves	$14,431	$13,887	$12,609
IBNR reserves	25,667	22,118	44,566

Balance at year end	$40,098	36,005	$57,175

Loss Reserve Development

The following table presents the liability for unpaid losses and LAE for the years ended December 31, 1999 through 2008 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the original estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the original estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported, net of reinsured loss reserves. The portion of the table labeled “Net cumulative paid as of” shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

	Year Ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Original net liability	$19,192	$21,559	$23,734	$20,448	$8,448	$3,591	$4,513	$2,078	$1,249	$1,716

Net cumulative paid as of:
One year later		9,707	9,047	12,872	10,962	4,549	4,530	1,707	767	366
Two years later			13,083	14,363	13,871	6,097	6,065	2,065	963	393
Three years later				15,582	14,868	6,594	6,779	2,258	1,081	503
Four years later					15,021	6,382	7,185	2,260	1,197	564
Five years later						6,368	6,967	2,250	1,197	668
Six years later							6,929	2,067	1,197	668
Seven years later								2,067	1,041	668
Eight years later									1,041	632
Nine years later										632

Net liability re-estimated as of:
End of year	$19,192	$21,559	$23,734	$20,448	$8,448	$3,591	$4,513	$2,078	$1,249	$1,716
One year later		16,864	17,652	18,802	12,989	6,061	5,252	2,315	888	378
Two years later			16,707	17,675	15,260	6,358	6,523	2,279	1,112	443
Three years later				17,355	15,586	7,051	6,981	2,378	1,192	541
Four years later					15,582	6,561	7,438	2,260	1,257	667
Five years later						6,730	7,066	2,259	1,197	688
Six years later							6,932	2,068	1,198	668
Seven years later								2,067	1,041	668
Eight years later									1,041	632
Nine years later										632

Cumulative redundancy (deficiency)		$4,695	$7,027	$3,093	($7,134)	($3,139)	($2,419)	$11	$208	$1,084
Cumulative redundancy (deficiency) as a % of reserves originally established		21.8%	29.6%	15.1%	(84.4)%	(87.4)%	(53.6)%	0.5%	16.7%	63.2%

Net reserves	$19,192	$21,559	$23,734	$20,448	$8,448	$3,591	$4,513	$2,078	$1,249	$1,716
Ceded reserves	20,906	14,446	33,441	153,768	4,100	—	—	—	—	150

Gross reserves	$40,098	$36,005	$57,175	$174,216	$12,548	$3,591	$4,513	$2,078	$1,249	$1,866

Net re-estimated		$16,864	$16,707	$17,355	$15,582	$6,730	$6,932	$2,067	$1,041	$632
Ceded re-estimated		11,299	23,539	130,509	7,562					55

Gross re-estimated		$28,163	$40,246	$147,864	$23,144	$6,730	$6,932	$2,067	$1,041	$687

The cumulative redundancy or deficiency as of December 31, 2008, represents the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. It is important to note that the table above presents a run-off of balance sheet liability for the periods indicated rather than accident or policy loss development for those periods. Therefore, each amount in the table includes the cumulative effects of changes in liability for all prior periods. Conditions and trends that have affected liabilities in the past may not necessarily occur in the future.

Management of Exposure to Catastrophic Losses

We are exposed to potentially numerous insured losses arising out of single or multiple occurrences of events such as natural catastrophes. As with all property and casualty insurers, we expect to and will incur some losses related to catastrophes and with the approval of the OIR; we will attempt to price our policies accordingly. Our exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are subject to change, we manage our exposure to such losses on an ongoing basis from an underwriting perspective. As discussed below in the Reinsurance section, we also obtain reinsurance coverage to help mitigate the risk of catastrophic losses.

Reinsurance

Reinsurance involves an insurance company transferring, or “ceding”, all or a portion of its exposure on insurance underwritten by it to another insurer, known as a reinsurer. We reinsure a portion of our risks and pay for that protection based primarily upon the modeled PML and TIV of all of our in-force policies subject to such reinsurance. The ceding of insurance does not legally discharge us from our primary liability for an amount up to the policy limits. If the reinsurer was unable to meet any of its obligations assumed under the reinsurance agreement, we would be liable for the insured loss.

We purchase hurricane catastrophe reinsurance coverage to an amount equal to our estimated 100-year PML. Our catastrophe reinsurance program consists of excess of loss reinsurance for catastrophic events. However, there is no guarantee we will have sufficient reinsurance to cover multiple storms in the future or be able to obtain such reinsurance in a timely or cost-effective manner. In addition, we are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program, such as losses that exceed our estimated 100-year PML.

Reinsurance agreements provide us with increased capacity to write more and larger risks, and allow us to maintain our exposure to loss within our capital resources. We use per-occurrence, excess-of-loss agreements for our catastrophe program; per-risk, excess-of-loss agreements for our homeowner and dwelling programs; and a quota share agreement for our non-catastrophe Garage program. Our catastrophe reinsurance agreements are designed to coincide with the seasonality of Florida’s hurricane season; therefore, our agreements have a term that runs from June 1 to May 31.

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors, including the evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. See Note 8 in our consolidated financial statements for details on the specific reinsurance coverage we have in place at December 31, 2008.

We are dependent upon third parties to provide reinsurance. The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to us to the same extent and at the same cost as currently in place. Future increases in catastrophe reinsurance costs are possible and could adversely affect our future results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, we are subject to credit risk with respect to our reinsurers. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize our exposure to such risk. A reinsurer’s insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on our financial condition and profitability. In addition, while ceding premiums to reinsurers reduces our risk of exposure, it also reduces our potential for greater profits should no catastrophic or large non-catastrophic losses occur.

The following table summarizes our reinsurance exposures by reinsurer at December 31, 2008:

REINSURANCE RECOVERABLE

(In thousands)

Reinsurance Carrier	AM Best Rating	Total Recoverable	Ceded Balances Payable	Net Recoverable	Letters of Credit	Net Unsecured Recoverable
ACE Tempest Reinsurance Ltd	A+	$531	$—	$531	$207	$324
Alea London Ltd	NR-3	180	—	180	—	180
Alea North America Insurance Company	NR-5	118	—	118	—	118
Amlin Bermuda Ltd	A	493	586	(93)	—	(93)
Argo Re	A	253	301	(48)	—	(48)
Axis Reinsurance Company	A	52	63	(11)	—	(11)
Catlin Insurance Company Ltd	A	69	—	69	46	23
Everest Re	A+	1,034	1,241	(207)	—	(207)
Flagstone Re	—	941	1,118	(177)	—	(177)
Florida Hurricane Catastrophe Fund	—	22,724	—	22,724	—	22,724
Hanover Ruckversicherungs Ag	A	52	63	(11)	—	(11)
Harco National Insurance Group	A-	3,692	1,604	2,088	—	2,088
Hiscox Insurance Co Ltd	A	153	182	(29)	—	(29)
Lloyd’s Syndicates	As	8,072	4,686	3,386	—	3,386
Markel International	A	110	117	(7)	—	(7)
Montpelier Reinsurance Ltd	A-	2,147	2,067	80	173	(93)
National Flood Insurance Program	—	4,121	—	4,121	—	4,121
New Castle Reinsurance Co Ltd	NR-4	296	352	(56)	—	(56)
Odyssey America Reinsurance	A	150	—	150	—	150
Omega Specialty Insurance Co Ltd	A-	356	422	(66)	—	(66)
Paris Re	A-	379	454	(75)	—	(75)
Platinum Underwriters Reinsurance Inc	A	207	—	207	—	207
Renaissance Reinsurance Ltd	A+	2,789	3,314	(525)	—	(525)
Scor Reinsurance Company	A-	104	125	(21)	—	(21)
WR Berkley Europe Ltd	A	9	—	9	4	5
Wurttembergische Versicherung Ag	NR-4	90	—	90	45	45

Total		$49,122	$16,695	$32,427	$475	$31,952

At December 31, 2008, the net unsecured recoverable amount from the FHCF is $22.7 million, comprised of a) $0.6 million receivable for claims we paid and will submit to FHCF for reimbursement, b) $13.5 million of unpaid losses and LAE we have estimated but have not paid and c) $8.6 million of prepaid reinsurance premiums we will recognize in the Decrease (increase) in net unearned premiums line item on our Consolidated Statements of Income over the remainder of the FHCF contract. The receivable from the FHCF and the losses and LAE reserve relate to hurricanes from 2004 and 2005. The $0.6 million owed by the FHCF to us at year-end was received in March 2009.

The net unsecured recoverable amount from the FHCF increased from $17.7 million at December 31, 2007 to $22.7 million at December 31, 2008. This $5 million increase is primarily related to an increase in our estimated unpaid losses and LAE. We have not incurred losses and LAE from hurricanes during 2008 that would be eligible for reimbursement from the FHCF; however, our catastrophe losses and LAE related to Hurricane Wilma which occurred in 2005 have increased.

Regulation

We are subject to the laws and regulations in Florida and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, maintenance of reserves, risk-based capital, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges, dealings with policyholders and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand.

An example of such consumer initiatives may be found with Florida’s property insurers operating under an emergency rule which required the insurers to maintain their existing premium rates that were in effect at January 25, 2007, until the insurers submitted a new rate filing reflecting the provisions contained in Florida’s newly enacted property insurance legislation. The legislation, among other things, provided low cost reinsurance to member insurance companies, accelerated rate filings to reflect the reduced reinsurance costs and expanded the role of Citizens in the market place. Other provisions contained in the emergency rule prevent non-renewals and cancellation (except for material misrepresentation and non-payment of premium) and new restrictions on coverage are prohibited. We are aware of the continued financial challenges that face the State of Florida in connection with the current consumer initiatives. The consumer initiatives stem from the catastrophic hurricanes during 2004 and 2005. The financial challenges have affected our business, results of operations and financial condition in the past and there can be no assurance they will not affect business, results of operations and financial condition in the future. We are unaware of any other jurisdictions with similar consumer initiatives that could have a material adverse effect on our business, results of operations or financial condition.

Florida insurance companies are subject to regulation and supervision by the OIR. The OIR has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business, the licensing of agents (through the Florida Department of Financial Services), the creating of standards of solvency to be met and maintained, the imposition of restrictions on the type, quality and/or concentration of investments, the approval of policy forms and rates, the review of reinsurance contracts, the periodic examination of the affairs of insurance companies, and the specification of the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

UPCIC must submit audited financial statements to the OIR and is subject to periodic audits and examinations conducted by OIR personnel. The most recent examination conducted by the OIR was completed in September 2005 and produced no material adverse findings.

The OIR must approve any changes to the long-term management agreement between UPCIC and UIM, which presently provides for monthly management fees. UPCIC is required by OIR guidelines to maintain adequate statutory capital and surplus such that the product of written premiums times 0.90 to surplus does not exceed the ratio of 10 to 1 for gross written premiums and 4 to 1 for net written premiums. At December 31, 2008, our net written premium to surplus was 1.36 to 1. At December 31, 2008, UPCIC’s capital exceeded the minimum required capital in accordance with Florida Statutes.

In addition, the Florida legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. We cannot predict the effect any proposed or future legislation or regulatory or administrative initiatives may have on our financial condition or operations. We are currently collecting assessments upon policyholders on behalf of Citizens in the amount of 1.4%, and on behalf of FHCF in the amount of 1.0%. The premium written on each policy, except our Flood policies, is multiplied by these assessment percentages to determine the amount to be remitted to the assessing agencies. The board of directors of the Florida Insurance Guaranty Association (“FIGA”) met on November 18, 2008 and determined that they did not need to impose an assessment at this time.

Restrictions in Payments of Dividends by Domestic Insurance Companies

Under Florida law, a domestic insurer like UPCIC may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval by the OIR if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10% of UPCIC’s capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Alternatively, a Florida domestic insurer like UPCIC may pay a dividend or distribution without the prior written approval of the OIR (i) if the dividend is equal to or less than the greater of (a) 10% of the insurer’s capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115% of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the OIR at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the OIR or (ii) 30 days after the OIR has received notice of such dividend or distribution and has not disapproved it within such time.

NAIC Risk-Based Capital Requirements

To enhance the regulation of insurer solvency, the NAIC established risk-based capital requirements for insurance companies designed to assess capital adequacy and to raise the level of protection statutory surplus provides for policyholders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The OIR, which follows these requirements, could require UPCIC to cease operations in the event they fail to maintain the required statutory capital. At December 31, 2008, UPCIC complied with the NAIC’s risk-based capital requirements.

Insurance Holding Company Regulation

As a holding company of an insurance subsidiary, we are subject to laws governing insurance holding companies in Florida. These laws, among other things, (i) require us to file periodic information with the OIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between our affiliates and us, including the amount of dividends and other distributions and the terms of surplus notes and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our common stock could be presumed to have acquired control of us unless the OIR, upon application, determines otherwise.

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge UPCIC for services (e.g., management fees and commissions).

Underwriting and Marketing Restrictions

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverage, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) ability to terminate agents, (v) ability to reject insurance coverage applications and (vi) limitations upon or decreases in rates permitted to be charged. These laws may adversely affect the ability of an insurer to earn a profit on its underwriting operations.

Most states also have insurance laws requiring that rate schedules and other information be filed with the state’s insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory.

Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval.

Legislation

From time to time, new regulations and legislation are proposed to limit damage awards, to control plaintiffs’ counsel fees, to bring the industry under regulation by the Federal government, to control premiums, policy terminations and other policy terms and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions, any of these proposals might be adopted, or the effect, if any, on us.

During February 2008, the Florida’s House Insurance Committee held a workshop on a proposal and legislation developed by the Florida Department of Financial Services regarding a significant reduction of capacity in the FHCF, substantially increasing members’ co-insurance participation and the reorganization of the FHCF under the Florida Cabinet. Additionally, the Board of Directors of the FIGA held separate meetings to discuss their continued financial challenges in connection with the insolvency of a particular insurance company assumed subsequent to the 2005 – 2006 hurricane seasons. Additional assessments by regulatory agencies are possible though not quantifiable at this time.

The State of Florida operates Citizens to provide insurance to Florida homeowners and businesses. In May 2007, the State of Florida passed legislation that froze property insurance rates for Citizens customers at December 2006 levels through December 31, 2009, and permits insurance customers to opt into Citizens when the price of a privately-offered insurance policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect our ability to grow and successfully operate. In addition, the Florida legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, the cost of our reinsurance program may increase, which could affect our profitability until such time as we can obtain approval and implement appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors beyond our control. The Florida legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. We cannot predict the effect any proposed or future federal or state legislation or initiatives may have on our financial condition or operations or our ability to expand our business.

Investments

We invest our insurance subsidiary’s statutory surplus and funds to support their loss and LAE reserves and unearned premium reserves. Our investment strategy is to maximize total rate of return after federal income taxes while maintaining liquidity and attempting to minimize risk. Our investments must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments for our insurance subsidiary. In accordance with these regulations, our current investment policy limits investment in non-investment grade fixed-maturity securities (including high-yield bonds), and limits total investments in preferred stock, common stock and mortgage notes receivable.

We project the amount of cash we will need to pay for estimated losses and LAE and we make necessary adjustments to ensure our cash and cash equivalents are sufficient to make these estimated payments as they come due.

Our investment policy is reviewed and approved by the Chief Financial Officer and the Investment Committee of our Board of Directors on a regular basis. As of December 31, 2008, over 90% of our investments were in fixed-maturity securities, which are available-for-sale and provide us with the liquidity, if needed, to pay claims. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. Our cash, cash equivalents and investment portfolio totaled $157.9 million at December 31, 2008.

The following table summarizes, by type, our investments at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(in thousands)
Fixed maturities
U.S. government agencies and authorities	$65,558	52.0%	$68,904	60.6%
Corporate securities	49,774	39.4%	38,506	33.8%

Total fixed maturities	115,332	91.4%	107,410	94.4%
Equity securities	10,586	8.4%	6,072	5.3%
Other long-term investments	300	0.2%	300	0.3%

Total fixed maturities and equity securities	$126,218	100.0%	$113,782	100.0%

Competition

The insurance industry is highly competitive and many companies currently write homeowner property and casualty insurance. Except for certain regulatory considerations, the insurance industry has relatively few barriers to entry. We compete with large national insurance providers, smaller regional providers and Florida domestic property and casualty companies. Our primary domestic competitors are Universal Insurance Company of North America, Security First Insurance Company, and other similar companies. Finally, due to legislation passed by the Florida legislature in 2007, Citizens is authorized to compete with private insurers. Some of these competitors have greater capital resources and longer operating histories than we do.

We compete primarily on the basis of customer service, coverage offered, claims handling, price, agent commission and our financial strength. Many of our competitors have higher ratings, more capital, greater resources and additional access to capital than we have. They may offer a wider range of products and services than we do and may cover larger geographic markets. New entrants to our markets may arise and create additional competition leading to potentially lower prices and higher limits offered. Although our pricing is influenced to some degree by the pricing of our competitors, we believe it is generally not in our best interest to compete solely on price. We choose instead to compete on the basis of underwriting criteria, our distribution network and high-quality service to our agents and policyholders. We believe that we compete favorably in these areas.

During early 2009, State Farm Florida Insurance Company (“State Farm”) notified the State of Florida it was going to exit the property and casualty insurance business in the State of Florida. State Farm determined its property and casualty business does not meet the level of profitability State Farm needs to justify the risks of the business. We are monitoring this event and the response by the State of Florida to State Farm.

Financial Stability Rating

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company’s sales. Demotech, Inc. maintains a letter-scale financial stability rating system ranging from A** (A double prime) to L (licensed by state regulatory authorities). Demotech, Inc. bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Demotech, Inc. has assigned UPCIC a financial stability rating of A, which is the third highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that “possess Exceptional financial stability related to maintaining positive surplus as regards policyholders.” With a financial stability rating of A, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. Our rating is subject to at least annual review by and may be revised upward, downward or revoked at the sole discretion of Demotech, Inc. There is no guarantee our insurance subsidiary will maintain its current A rating. Any downgrade of this rating could reduce our ability to retain and attract policyholders and agents and our ability to compete which could have an adverse affect on our operations and financial position.

Employees

As of March 2009, we had thirty-two employees, all of which are full-time employees, including three executive officers. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be good.

Available Information

We make available, free of charge through our internet site, our annual report on Form 10-K, annual report to shareholders, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC. You may view these reports at our website at www.upcic.com.

These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. You may also access this information at the SEC’s website (http://www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

Many factors affect our business and results of operations, some of which are beyond our control. Additional risks and uncertainties we are unaware of, or we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and our shareholders could lose all or part of their investment in our securities. This discussion contains forward-looking statements. See “FORWARD-LOOKING STATEMENTS” for a discussion of uncertainties, risks and assumptions associated with these statements.

Risks Related to Our Business

Exposure to natural and man-made catastrophes could materially and adversely affect our results of operations, financial condition and liquidity.

Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as terrorist attacks (including those involving nuclear, biological, chemical or radiological events) or consequences of war or political instability. The incidence and severity of catastrophes are inherently unpredictable. It is possible both the frequency and severity of natural and man-made catastrophic events will increase. Although the trend of increased severity and frequency of storms was not evident in the United States in 2008, 2007 and 2006, it is possible the overall trend of increased severity and frequency of storms experienced in the United States in 2005 and 2004, and in the Caribbean during 2007, may continue in the foreseeable future.

Catastrophes can result in losses in our property insurance lines and may generally result in both an increase in the number of claims incurred and an increase in the dollar amount of each claim asserted. The occurrence of such claims from natural and man-made catastrophes could therefore materially and adversely affect our results of operations for any year and may materially harm our financial position, which in turn could adversely affect our financial strength and impair our ability to raise capital on acceptable terms or at all. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance. Such events can also impact the credit of our reinsurers. Catastrophic events could also adversely impact the credit of the issuers of securities in whom we have invested, which could materially and adversely affect our results of operations.

In addition to catastrophes, the accumulation of losses from smaller weather-related events in a fiscal quarter or year could materially and adversely impact our results of operations in those periods.

Our ability to manage our exposure to catastrophic events may be limited by new legislation and regulations.

States have from time to time passed legislation, and regulators have taken action that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating insurers participate in residual markets. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Further, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes requires approval of regulatory authorities. Our ability or willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and our ability to penetrate other geographic markets. We cannot predict whether and to what extent new legislation and regulations that would affect our ability to manage our exposure to catastrophic events will be adopted, the timing of adoption or the effects, if any, they would have on our ability to manage our exposure to catastrophic events.

Because we currently conduct business in only one state, our financial results may be disproportionately affected by catastrophes and other conditions in that state.

Our business is currently concentrated in only one state – the State of Florida. Therefore, our revenues and profitability are subject to prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the State of Florida. Changes in any of these conditions could make it less attractive for us to do business in Florida and would have a more pronounced effect on us than it would on other insurance companies that are geographically diversified. In addition, the fact that our business is concentrated only in the State of Florida subjects us to increased exposure to certain catastrophic events such as hurricanes and floods. This increased exposure to catastrophic events also results in an increased risk of losses as the extent of losses from a catastrophic event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Because our business is concentrated in Florida, the occurrence of one or more catastrophic events or other conditions affecting losses in Florida could have a material adverse effect on our financial condition and results of operations.

If market conditions increase the cost or decrease the availability of reinsurance, we may be required to bear increased risks or reduce the level of our underwriting commitment.

As part of our risk management strategy, we purchase reinsurance coverage from third-party reinsurers. Market conditions beyond our control, including catastrophic events, determine the availability and cost of the reinsurance we purchase, which may in turn affect the growth of our business and our profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance limits are exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon the expiration of such coverage. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

We conduct business in a concentrated geographical area, the State of Florida. Any single catastrophe could cause us to exhaust available reinsurance limits and could adversely impact the cost and availability of reinsurance.

Once we exhaust our available reinsurance limits, we will have to pay any claims that exceed our reinsurance limits. Alternatively, we could seek additional sources of reinsurance, which can be expected to be a costly and time consuming process which may not ultimately be successful. In the event we are successful in finding an additional or replacement reinsurer, such reinsurance policy can be expected to be costly. Catastrophic events can also impact the credit of our reinsurers and the credit of the issuers of securities, such as states or municipalities, in whom we have invested, any of which could materially and adversely affect our results of operations.

If our actual claims exceed our loss reserves, our financial results could be materially and adversely affected.

If actual claims exceed our loss reserves, or if changes in the estimated level of loss reserves are necessary, our financial results could be materially and adversely affected. Loss and LAE reserves represent our estimate of ultimate unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported. Loss and LAE reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing actuarial expertise and projection techniques, at a given reporting date. Our loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on our assessment of facts and circumstances known as of the reporting date, reviews of historical settlement patterns, estimates of trends in claims severity and frequency, expected interpretations of legal theories of liability and other factors. In establishing our reserves, we have also taken into account estimated recoveries from salvage and subrogation.

The process of estimating our loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on our ultimate losses and LAE is difficult to estimate. The difficulty of estimating our loss reserves differs significantly by product line due to differences in the complexity of the claims, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the loss event and when it is actually reported to us).

We continually refine our loss reserve estimates in a regular, ongoing process as historical loss experience develops and additional claims are reported and settled. We apply informed judgment throughout our loss reserve estimation process, including applying our various individual experiences and expertise to multiple sets of data and analyses. Different experts may choose different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, such experts may at times produce estimates materially different from each other. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claims personnel and lawyers. Therefore, we consider varying individual viewpoints as part of our estimation of loss reserves.

We attempt to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for losses and LAE will likely be higher or lower than the related loss reserves at the reporting date. Therefore, our actual paid losses in the future may yield a materially different amount than we have currently reserved.

Because of the uncertainties set forth above, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed our current related reserves. In addition, our estimate of losses and LAE may change. These additional liabilities or increases in estimates, or a range of either, cannot be reasonably estimated now; however they could materially and adversely affect our results of operations in the future.

There are inherent difficulties in estimating the ultimate costs of catastrophes, which further complicate our ability to estimate reserves.

There are inherent difficulties in estimating risks that impact the estimation of ultimate costs for catastrophes. These difficulties also affect our ability to estimate reserves for catastrophes. The estimation of reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to, determining whether damage was caused by flooding versus wind; estimating additional living expenses; the impact of demand surge; fraud; the effect of mold damage and reinsurance collectibility. The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. We adjust the estimates related to catastrophes as actual claims emerge and additional information becomes available to us. Because of the inherent uncertainty in estimating reserves for catastrophes, we cannot be sure our ultimate losses and LAE will not exceed our reserves. If and to the extent our reserves are inadequate, we will be required to increase our reserves for losses and LAE and incur a charge to earnings in the period during which our reserves are increased, which could materially and adversely affect our financial condition and results of operations.

Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.

Markets in the U.S. and elsewhere have experienced extreme volatility and disruption for more than 12 months. The U.S. has entered a severe recession that is likely to persist well into and perhaps even beyond 2009. These factors and the continuing market disruption may have an adverse effect on our investment portfolio, revenues, and profit margins. We are also subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments due under the terms of the securities. At December 31, 2008, our fixed maturity securities portfolio represented approximately 91% of our total invested assets. Approximately 57% of our fixed maturity securities are state, municipality, or U.S. Government obligations. The occurrence of a major economic downturn (such as the current economy), acts of corporate malfeasance, widening credit spreads, budgetary deficits, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of our fixed maturity securities portfolio to increase. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could also cause the value of our fixed maturity securities portfolio and our net income to decrease. A reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due. We are unable to predict the duration and severity of the current disruptions in financial markets and adverse economic conditions in the U.S. and other countries, which may have an adverse effect on us.

Our business is cyclical, which affects our financial performance and may affect the market price of our common stock.

Historically, the financial performance of the property and casualty insurance industry has been cyclical, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The profitability of most property and casualty insurance companies, including our company, tend to follow this cyclical pattern. This cyclicality is due in large part to the actions of our competitors and to general economic factors that are not within our control; therefore, we cannot predict how long any given hard or soft market will last. If we have to reduce premiums or limit premium increases due to competitive pressures on pricing in a softening market, we may experience a reduction in our premiums written and in our profit margins and revenues, which could adversely affect our financial results and the market price of our common stock.

Our business is seasonal, which affects our financial performance and may affect the market price of our common stock.

Our business has historically been seasonal. We generally experience higher losses during the third quarter of the year as a result of an increase in claims due to weather conditions in Florida during hurricane season, as storms may cause property damage that impacts claim frequency and severity. The recurrence of these seasonal patterns, or any deviation from them, could affect the market price of our common stock.

We have debt outstanding and failure to comply with the terms of our loan agreements could have an adverse effect on our ability to grow and write additional insurance policies.

As of December 31, 2008, our total long-term debt outstanding was approximately $42.6 million ($41.3 million net of discount on debt of $1.3 million). Our long-term debt includes the following:

•	$4.3 million in principal amount outstanding under the note agreement between Columbus Bank and Trust Company (“CB&T”), UIH, and UIM;

•	$20.0 million in principal amount outstanding under UPCIC’s surplus note with the State Board of Administration of Florida (“SBA”); and

•	$18.3 million in principal amount outstanding under notes between us and five noteholders (“Merger Notes”).

These loan agreements contain certain significant covenants, including covenants requiring the maintenance of minimum specified financial ratios and balances. Our failure to meet our payment obligations or to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in increased interest rates on our indebtedness or the acceleration of our outstanding debt obligations or both. In addition, if an event of default occurs under the CB&T note agreement, CB&T can elect to take possession of, sell, lease or otherwise dispose of any of our assets pledged as collateral for the CB&T note.

During the first, second and third quarters of 2008, we incurred an additional 450 basis points of interest expense as we did not meet the Writing Ratio as stated in our initial note agreement with the SBA. During the second quarter of 2008, the Florida Legislature passed a law allowing the SBA to amend the terms of surplus notes issued prior to January 1, 2008 based upon the requirements of the new changes in the law. The new law provides various methods of computing Writing Ratios that may be more favorable than the terms of the initial SBA note. We amended the terms of our note agreement with the SBA to reflect these changes in the law. At September 30, 2008, and December 31, 2008, we met the Writing Ratio as defined in the amended agreement and we did not incur an additional interest rate charge for the fourth quarter of 2008 nor will we incur an additional interest rate charge during the first quarter of 2009.

The amended agreement with SBA requires us to maintain a Writing Ratio based on Net Written Premium to Surplus of 1:1 for July 1, 2008 through the end of the first calendar year on December 31, 2008, 1.5:1 for the second calendar year from January 1, 2009 through December 31, 2009, and 2:1 for the third calendar year beginning on January 1, 2010 and thereafter for the remaining term of the note agreement. Alternatively, we could meet a Writing Ratio based on Gross Written Premium to Surplus of 3:1 for July 1, 2008 through the end of the first calendar year on December 31, 2008, 4.5:1 for the second calendar year from January 1, 2009 through December 31, 2009, and 6:1 for the third calendar year beginning on January 1, 2010 and thereafter for the remaining term of the note agreement. If we choose to meet the Writing Ratio based on Net Written Premium to Surplus and our actual Writing Ratio is 1:1 or less during 2009 or 1.5:1 or less thereafter, we will be assessed an interest rate penalty of 450 basis points above the stated rate of the note. If we choose to meet the Writing Ratio based on Gross Written Premium to Surplus and our actual Writing Ratio is 3:1 or less during 2009 or 4.5:1 or less thereafter, we will be assessed an interest rate penalty of 450 basis points above the stated rate of the note. Any other Writing Ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. If our Writing Ratio of Net Written Premium to Surplus is below 1:1 and our Writing Ratio of Gross Premium to Surplus is below 3:1 for three consecutive quarters following January 1, 2010, we will be obligated to repay a portion of the SBA note such that the Writing Ratio will be obtained for the following quarter, provided we are capable of repayment without creating a financially hazardous condition.

The SBA note provides that the SBA may, among other things, declare its note immediately due and payable for all defaults existing under the SBA note. Acceleration of the principal and interest under the SBA note would limit, but not preclude, our ability to write additional insurance policies.

The Merger Notes have certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance, including the $18.3 million incurred under the Merger Notes, to exceed $58.3 million (excluding the SBA note).

The effects of emerging claim and coverage issues on the insurance business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

•	adverse changes in loss cost trends, including inflationary pressures in home repair costs;

•	judicial expansion of policy coverage and the impact of new theories of liability; and

•	plaintiffs targeting property and casualty insurers, in purported class action litigation relating to claims-handling and other practices.

In some instances, these emerging issues may not become apparent to us for some time after our issuance of the affected insurance policies. As a result, we may not know the full extent of liability under insurance policies we issue for many years after the policies are issued.

It is very difficult for us to predict the effects of these and other unforeseen emerging claim and coverage issues that could harm our business and materially and adversely affect our results of operations and future operations.

We are subject to possible assessments from Citizens and the FHCF.

If Citizens recognize a financial deficit, they may, in turn, have the ability to assess participating insurers, including our insurance subsidiary, UPCIC, which would adversely affect our results of operations. We and other insurance companies writing residential property policies in Florida must participate in the FHCF, which potentially reimburses us for qualifying losses at various participating percentages above required retention levels, subject to maximum reimbursement amounts. If the FHCF does not have sufficient funds to pay its ultimate reimbursement obligations to us, it has the authority to issue bonds. Such bonds are funded by assessments on property and casualty premiums in Florida. By law, these assessments are the obligation of insurance policyholders which insurance companies like ours must collect and remit to FHCF.

Our exposure to assessments and the availability of policyholder recoupments or premium rate increases related to these assessments may not offset each other in our financial statements. Moreover, even if they do offset each other, they may not offset each other in our financial statements for the same fiscal period due to the ultimate timing of when the assessments are accrued and when the related recoupments are accrued or when related premium rate increases are earned, as well as the possibility of policies not being renewed in subsequent years.

We may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available in the future at commercially reasonable rates or at all.

We use, and we expect to continue to use, reinsurance to help manage our exposure to property and casualty risks. The availability and cost of reinsurance are each subject to prevailing market conditions which can affect business volume and profitability. Although reinsurers are liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. Accordingly, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers. Some of our reinsurance claims may be disputed by the reinsurers, and we may ultimately receive partial or no payment.

In a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty’s consent, provided the transfer has been approved by the applicable regulatory and/or court authority. We do not currently have any reinsurance arrangements that permit such a transfer. However, we may enter into such arrangements in the future, in which case the ability of reinsurers to transfer their risks to other, less creditworthy reinsurers would impact our risk of collecting amounts due to us.

Based on the foregoing, we may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all, thus our results of operations and future operations could be materially and adversely affected.

We will be exposed to credit risk in certain of our business operations and in our investment portfolio.

We will be exposed to credit risk in several areas of our business operations, including credit risk relating to reinsurance, as discussed above, and credit risk associated with commissions paid to independent agents. We pay commissions to our agents in advance, on an annual basis. Therefore, if we or a policyholder cancels a policy during the policy year, the agent will owe us a pro rata portion of the commission we paid to such agent, based on the number of days during the policy year the policy was not in force. Typically, we deduct any such commissions owed to us from commissions on other policies we owe to the agent. If we do not owe the agent any other commissions, then we will be subject to the risk the agent may not be able to repay to us the balance of a commission, which could adversely affect our financial position.

The value of our investment portfolio will also be subject to the risk that certain investments may become impaired due to a deterioration in the financial position of one or more issuers of securities held in our portfolio, or due to a downgrade of the credit ratings of an insurer that guarantees an issuer’s payments of such investments in our portfolio. In addition, defaults by the issuer and, where applicable, its guarantor, of certain investments that result in the failure of such parties to fulfill their obligations with regard to any of these investments could reduce our net investment income and net realized investment gains or result in investment losses.

While we will attempt to manage these risks through underwriting and investment guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. As a result, our exposure to any of the above credit risks could materially and adversely affect our results of operations.

Competition could harm our ability to maintain or increase our profitability and premium volume.

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. We compete with both regional and national insurers as well as Florida domestic property and casualty companies, some of which have greater financial resources than we do. Based on legislation passed in 2007, Citizens, a Florida state-supported insurer, is also authorized to compete with us. Our primary competitors include Universal Insurance Company of North America, Security First Insurance Company, and other similar insurance companies. The principal competitive factors in our industry are price, service, commission structure and financial condition. In addition, our competitors may offer products for alternative forms of risk protection. If competition limits our ability to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

The insurance industry is the subject of a number of investigations by state and federal authorities in the United States. We cannot predict the outcome of these investigations or the impact on our business practices or financial results.

As part of ongoing, industry-wide investigations, we may from time to time receive subpoenas and written requests for information from government agencies and authorities, including from the Attorney General of the State of Florida, Florida insurance and business regulators and the Securities and Exchange Commission. If we are subpoenaed for information by government agencies and authorities, potential outcomes could include enforcement proceedings or settlements resulting in fines, penalties and/or changes in business practices that could materially and adversely affect our results of operations and future growth prospectus. In addition, these investigations may result in changes in laws and regulations affecting the industry in general which could, in turn, also materially and adversely affect our results of operations.

The insurance business is heavily regulated and changes in regulation may reduce our profitability and limit our growth.

We are extensively regulated and supervised in the jurisdictions in which we conduct business. This regulatory system is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders and other investors. This regulatory system also addresses authorization for lines of business, capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, licensing, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal or national regulation or to allow an optional federal charter, similar to the option available to most banks. We cannot predict the effect any proposed or future legislation or NAIC initiatives may have on the conduct of our business.

Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation and/or administrative policies in several areas, including changes in financial services regulation (e.g., the repeal of the McCarran-Ferguson Act) and federal taxation, can significantly harm the insurance industry.

Insurance laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs and thus could materially and adversely affect our results of operations and our prospects for future growth.

A downgrade in our financial strength rating could adversely impact our business volume, adversely impact our ability to access the capital markets and increase our borrowing costs.

Financial strength ratings have become increasingly important to an insurer’s competitive position. Rating agencies review their ratings periodically, and our current ratings may not be maintained in the future. A downgrade in our rating could negatively impact our business volumes, as it is possible demand for our products in certain markets may be reduced or our ratings could fall below minimum levels required to maintain existing business. Additionally, we may find it more difficult to access the capital markets and we may incur higher borrowing costs. If significant losses, such as those resulting from one or more major catastrophes, or significant reserve additions were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future to maintain our ratings or limit the extent of a downgrade. For example, a continued trend of more frequent and severe weather-related catastrophes may lead rating agencies to substantially increase their capital requirements.

Our investment portfolio may suffer reduced returns or losses.

Investment returns are expected to be an important part of our overall profitability. Accordingly, fluctuations in interest rates or in the fixed income, real estate, equity or alternative investment markets could materially and adversely affect our results of operations.

Changes in the general interest rate environment will affect our returns on, and the market value of, our fixed income and short-term investments. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduces the market value of existing fixed-income investments. In addition, defaults under, or impairments of, any of these investments as a result of financial problems with the issuer and, where applicable, its guarantor of the investment could reduce our net investment income and net realized investment gains or result in investment losses.

We may decide to invest a portion of our assets in equity securities or other investments, which are subject to greater volatility than fixed-income investments. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the value of our non-fixed-income investments and the realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments, we may incur losses on sales of our investments and we may be required to write down the value of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

The value of our investment portfolio can be subject to valuation uncertainties when the economy is in a downturn or recession. The valuation of investments is more subjective when the markets are illiquid and may increase the risk that the estimated fair value of our investment portfolio is not reflective of prices at which actual transactions would occur.

Our investment portfolio may be invested, in significant part, in tax-exempt obligations. Our portfolio may also benefit from certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits. Federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of these tax advantages and could adversely affect the value of our investment portfolio. This result could occur in the context of deficit reduction or various types of fundamental tax reform.

We depend on our network of independent agents for revenues, and therefore, our business may be materially and adversely affected if we cannot retain and attract independent agents or if we experience disruptions in our relationships with our independent agents.

Our network of approximately 1,600 independent agents accounts for approximately 77% of the gross premiums on insurance policies we write and constitutes our primary distribution channel for our products. Many of our competitors also rely on independent agents. Independent agents are not obligated to market or sell our insurance products or consult with us. As a result, we must compete with other insurers for independent agents’ business. Some of our competitors may offer a larger variety of products, lower prices for insurance coverage and higher commissions to independent agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract independent agents to sell our products. A material reduction in the amount of our products independent agents sell would negatively affect our results of operations. A certain portion of our business is concentrated with relatively few agents. For the years ended December 31, 2008 and 2007, our top five agents produced 50% and 25%, respectively, of our gross premiums written. Loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations.

We rely on Internet applications for the marketing and sale of certain products through our agents, and may increasingly rely on Internet applications and toll-free numbers for distribution in the future. If Internet disruptions occur causing our independent agents frustration with our business platforms or distribution initiatives, the resulting loss of business could materially and adversely affect our future business volume and results of operations.

We could be adversely affected if our controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.

Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex and are subject to state laws and regulations in Florida. These activities involve, among other things:

•	the use of non-public consumer information and related privacy issues;

•	the use of credit history in underwriting;

•	limitations on the ability to charge additional policy fees;

•	limitations on the payment of dividends;

•	limitations on types and amounts of investments;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	the purchase of reinsurance;

•	reporting with respect to financial condition; and

•	periodic financial and market conduct examinations performed by state insurance department examiners.

We develop internal guidelines and policies in an effort to ensure compliance with legal and regulatory standards governing our business. A control system, no matter how well designed and operated, can provide only reasonable assurance the control system’s objectives will be met. If our controls prove to be ineffective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to our reputation.

Our failure to implement and maintain adequate internal controls over financial reporting in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have complied with the provisions regarding annual management assessments of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 provisions”) for UIHC through September 29, 2008; however, due to the Merger transaction occurring so late in 2008, we were unable to perform this review on any of the subsidiaries we acquired in the Merger transaction. We are required to, and expect to, comply with the Section 404 provisions for our subsidiaries by the date we are required to file our annual report for fiscal year 2009 with the Securities and Exchange Commission. We expect to comply with Section 404’s required annual reports of our independent auditors on the effectiveness of our internal controls commencing with our 2009 annual report. We are in the process of documenting our internal control procedures to satisfy the requirements of Section 404. We have begun to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations as a public company, including the requirements associated with the Sarbanes-Oxley Act of 2002.

If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards as then in effect, and as supplemented or amended from time to time, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal controls, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, and the market price for our stock could decline.

If we experience difficulties with technology, data security and/or outsourcing relationships, our ability to conduct our business could be negatively impacted.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our contractors’ and third-party administrators’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as the processing of new and renewal business, and the processing and payment of claims. Because our information technology and telecommunications systems interface with and depend on these third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business might be adversely affected.

Attempts to grow our business could have an adverse effect on us.

Although rapid growth may not occur, to the extent it does occur, it could place a significant strain on our financial, technical, operational and administrative resources. Our planned growth may result in increased responsibility for both existing and new management personnel. Effective growth management will depend upon our ability to integrate new personnel, to improve our operational, management and financial systems and controls, to train, motivate and manage our employees, and to increase our services and capabilities. Our ability to effectively manage our future growth may have a material and adverse effect on our results of operations, financial condition, and viability as a business. In addition, we may not grow or our growth may not produce profits for us.

We have entered into certain debt agreements, which may reduce our financial flexibility.

On February 8, 2007, we entered into a note agreement with CB&T which provides for a term note in the original principal amount of $33 million. The initial CB&T note provided for interest to be paid monthly and principal to be paid in 36 equal monthly installments of approximately $0.9 million. On August 11, 2008, the CB&T note agreement was modified to allow for interest only payments from August 1, 2008 through March 31, 2009. The entire unpaid principal balance, as well as all accrued and unpaid interest thereon, will be due and payable no later than February 20, 2010.

On September 22, 2006, we entered into a twenty-year surplus note with the SBA (the “SBA note”). Under the SBA note, we are required to make quarterly interest payments for the first three years and interest and principal payments for the remaining term of the note During the first, second and third quarters of 2008, we incurred an additional 450 basis points of interest expense as we did not meet the Writing Ratio as stated in the initial note agreement with the SBA. We amended the terms of the note agreement with SBA effective July 1, 2008. Our amended agreement lowered the minimum Writing Ratio required from July 1, 2008 forward. We did not incur an excess interest rate charge above the stated rate for the fourth quarter of 2008 because our Writing Ratio based on Net Written Premium to Surplus was 1.4:1 at September 30, 2008, which is above the 1:1 ratio required to avoid the excess interest rate charged. At December 31, 2008, our Writing Ratio was 1.99:1; therefore, we will not incur an excess interest rate charge during the first quarter of 2009. No principal payments are due on the SBA note and we do not anticipate making any debt payments under the SBA note prior to October 2009.

On August 15, 2008, we entered into a note purchase agreement with five noteholders. The issuance of the notes under this agreement was based upon our stockholders voting for the Merger transaction. Upon approval of the Merger transaction by our stockholders, we issued notes payable with a total face amount of $18.3 million. The notes bear interest at 11% per year, and require semi-annual interest-only payments. The entire principal balance is due and payable on September 29, 2011, but we have the option to prepay in full any principal amount then outstanding within 30 days after each of the first and second anniversary dates of the notes. Any such prepayment will be made at 105% of the principal amount prepaid. These notes contain certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance, including the $18.3 million incurred under these notes, to exceed $58.3 million (excluding the SBA note).

We expect we will continue to have outstanding debt obligations under the CB&T note agreement, the SBA note and the Merger Notes. This level of debt may affect our operations in several important ways, including the following:

•	a portion of our cash flow from operations is likely to be dedicated to the payment of principal and interest on this indebtedness;

•	our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited;

•	we may be unable to refinance this indebtedness on terms acceptable to us, or at all; and

•	we may default on our obligations and the lenders may accelerate the indebtedness or foreclose on their security interests.

From time to time we may enter into additional secured credit facilities to finance any or all of our capital requirements. Any such secured credit facility may have a material and adverse effect on us.

From time to time, we may enter into additional secured credit facilities to finance any or all of our capital requirements. As part of a secured credit facility, we would likely be required to make periodic payments of principal and interest to the lender. We can provide no assurance we will have cash flow in an amount sufficient to repay our debt obligations under any or all of such secured credit facilities. Furthermore, these secured credit facilities normally contain numerous default provisions and may or may not provide us with the possibility to cure a default before accelerating the due date. If this were to happen, we might not be able to repay any or all of our secured debts in full and might be forced to declare bankruptcy. If the lender is a secured lender, the lender would have a priority right to receive repayment from a bankruptcy estate or may have the right to foreclose on the secured assets if we are not in bankruptcy but are in default of its secured contract. In addition, a default under any secured credit facility may force us to seek bankruptcy protection. As such, the fact that we may, from time to time, enter into secured credit facilities with any person, business, or organization, whether related or unrelated, may have a material and adverse effect on our financial position, results of operations and viability.

Risks Related to an Investment in Our Securities

The market price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. Factors that could cause such fluctuations include, but are not limited to, the following:

•	variations in actual or anticipated operating results or changes in the expectations of financial market analysts with respect to our results;

•	investor perception of the property and casualty insurance industry in general and the Company in particular;

•	market conditions in the insurance industry and any significant volatility in the market price and trading volume of insurance companies;

•	major catastrophic events, especially hurricanes;

•	sales of large blocks of our stock or sales by insiders; or

•	departures of key personnel.

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and prices you feel are appropriate.

Trading of our common stock is conducted on the OTC Bulletin Board which provides less liquidity than national securities exchanges. In addition, trading in our common stock has been extremely limited. This limited trading adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of the Company. As a result, you may obtain lower prices for our common stock than might otherwise be obtained and there could be a larger spread between the bid and ask prices for our common stock.

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

Because our stock is not traded on a national stock exchange, and because the market price of the common stock is less than $5 per share, our common stock may be classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants and therefore the warrants could expire worthless.

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the Warrant Agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, and we intend to comply with our undertaking, we cannot assure that we will be able to do so and therefore the warrants could expire worthless. In addition, we have agreed to use our reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock for the foreseeable future; therefore, returns on your investment may only be realized by the appreciation in value of our securities.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth. Because of this, investors who purchase common stock and/or convert their warrants into common stock may only realize a return on their investment if the value of our common stock appreciates. If we determine that we will pay dividends to the holders of our common stock, there is no assurance or guarantee such dividends will be paid on a timely basis.

In addition, the declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits and financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock may have an adverse effect on the market price of our securities.

Future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities. Prior to our initial public offering, certain of our officers, directors and special advisors were issued 1,003,587 shares of common stock, and they are entitled to require us to register the resale of their 1,003,587 shares of common stock at any time after September 30, 2009, the date on which their shares of common stock are released from escrow. Furthermore, FMG Investors, LLC, our initial sponsor, owns insider warrants to purchase 1,070,181 shares of our common stock that are identical to the warrants issued in the initial public offering and in the Merger, except that, among other things, such insider warrants will become freely tradable only after they are registered pursuant to that certain Registration Rights Agreement dated October 4, 2007. If all of the insider warrants are exercised, there will be an additional 1,070,181 shares of our common stock eligible for trading in the public market.

Our officers and directors own a large interest in us and may act in a manner adverse to other stockholders’ interests.

Our officers and directors beneficially own approximately 40% of UIHC at December 31, 2008. As a result, they are able to exert significant influence over the following:

•	the nomination, election and removal of our Board of Directors;

•	the adoption of amendments to our charter documents;

•	management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Our officers’ and directors’ interests may conflict with the interests of other holders of our common stock and our officers’ and directors’ may take action affecting us with which other stockholders may disagree.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench our management.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals our stockholders may consider to be in their best interests. Our Board of Directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At a given annual meeting only a portion of our Board of Directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our Board of Directors at certain annual meetings, it may entrench our management and discourage unsolicited stockholder proposals that may be in the best interests of our stockholders. Moreover, our Board of Directors has the ability to designate the terms of and issue a new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control in us. Together these provisions may make the removal of our management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 2.	Properties.

We currently lease approximately 15,000 square feet of office space at 360 Central Avenue, Suite 900, St. Petersburg, Florida 33701. We make rent payments of $21.50 per square foot with increases each year through the final year, in which we will pay rent of $26.16 per square foot, plus our percentage of increase in the common area maintenance charge. This lease expires July 2014 with two five-year renewal options. We consider our current office facility suitable for our business as it is presently conducted. We do not own any real estate or other physical properties. Our facility is in good condition.

Item 3.	Legal Proceedings.

We may be party to claims and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these matters, we do not anticipate these matters will have a material adverse effect on our business, on our consolidated financial position or on our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2008, we did not submit any matters to a vote of our security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Common Stock and Warrants are each traded on the Over-the-Counter Bulletin Board under the symbols UIHCU, UIHC and UIHCW, respectively. Our Units commenced public trading on October 4, 2007 and our Common Stock and Warrants commenced public trading on November 7, 2007.

The table below sets forth, for the calendar quarter indicated, the high and low bid quotations of our units, common stock and warrants as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Over-the-Counter Bulletin Board
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fourth Quarter 2007*	$8.00	$7.88	$7.30	$7.15	$0.75	$0.70
First Quarter 2008	7.93	7.62	7.25	7.12	0.70	0.35
Second Quarter 2008	7.65	7.51	7.45	7.23	0.58	0.27
Third Quarter 2008	8.50	4.45	7.91	4.35	0.62	0.05
Fourth Quarter 2008	5.10	2.80	4.61	2.60	0.35	0.11

*	For the period October 4, 2007 through December 31, 2007 for our Units and for the period November 7, 2007 through December 31, 2007 for our Common Stock and Warrants.

Holders of Common Equity

As of February 10, 2009, we had approximately 48 holders of record of our Common Stock, 44 holders of record of our Warrants and 1 holder of record of our Units.

Dividends

We have not paid any dividends on our Common Stock to date and do not intend to pay any dividends during 2009. Thereafter, dividend payments will depend upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our Board of Directors. Our Board of Directors currently intends to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

See Note 11(c) to our consolidated financial statements for a discussion of restrictions on future payments of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the fourth quarter of 2008, we did not have any unregistered sales of our equity securities.

Repurchases of Equity Securities

During the fourth quarter of 2008, we did not have any repurchases of our equity securities.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined in Regulation S-K; therefore; pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

COMPANY OVERVIEW

United Insurance Holdings Corp. is a property and casualty insurance holding company. On September 30, 2008, United Insurance Holdings Corp. (formerly known as FMG Acquisition Corp. or “FMG”), completed a merger pursuant to an Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG, merged with and into United Insurance Holdings, L.C. (“UIH”), a Florida limited liability company, with UIH remaining as the surviving entity (the “Merger”). In connection with the Merger, FMG changed its name to United Insurance Holdings Corp.

We were formed to capitalize on legislation designed to attract capital to the Florida homeowner insurance market. United Insurance Holdings Corp. and its subsidiaries (which is collectively referred to herein as “UIHC”, “United”, “we” or “us”) primarily offer homeowner and dwelling insurance policies in the State of Florida. UIH’s gross written premiums have increased from $18.0 million in 1999 to $141.6 million in 2008.

We currently have independent agents to write policies for us (which we refer to as “direct” policies) and we assume policies from Citizens (which we refer to as “take-out” policies). In 2004, we entered into an agreement with Citizens to assume policies from Citizens and in 2008, we collected and recognized as revenue $6.5 million of bonuses related to the policies that we assumed in 2004 and 2005. During August of 2008, we entered into a new agreement with Citizens to assume additional policies from Citizens and we assumed approximately 7,000 additional policies from Citizens during the fourth quarter of 2008. In February 2009, we assumed 2,200 policies from Citizens and do not anticipate assuming any additional policies from Citizens until October or December 2009. Our current assumption agreement with Citizens does not have a bonus associated with it; therefore, we do not expect to record any additional policy assumption bonuses during 2009.

During 2008 compared to 2007, our gross premiums written decreased $3.5 million due to an increase of approximately $41.2 million resulting from an increase in the number of net new policies, endorsements and coverage increases. The increase was offset by a decrease of approximately $44.7 million due to the wind mitigation credits enacted by the Florida Legislature. We began implementing the wind mitigation credits during the fourth quarter of 2007.

During 2008, we recorded an estimated loss and LAE for Tropical Storm Fay (“T.S. Fay”) of $3.3 million during 2008 of which $2.2 million was paid at December 31, 2008. During 2008, we also increased our loss and LAE reserves and our reinsurance recoverables by $6.5 million for reinsured claims related to Hurricane Wilma which occurred in 2005. We increased our estimate for loss and LAE related to Hurricane Wilma as we are experiencing unfavorable loss development from Hurricane Wilma due to re-opened claims and new claims being submitted from policyholders as a result of public adjusters encouraging policyholders to file new claims. During 2008, we reduced our incurred but not reported claim (“IBNR”) loss and LAE reserves for non-ceded claims by $2.4 million, due to the favorable loss development related to prior accident years. Claims originating in prior accident years are another year older; therefore, most losses and LAE have been reported and in many cases paid.

We have decided to discontinue offering our commercial product, called e-Z Pac Insurance, which was designed for auto-service professionals. The e-Z Pac Insurance, which we refer to as our “Garage” line of business, represented approximately 4%, 3% and 2% of our gross premiums written for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. We have entered into an agreement, to be effective April 1, 2009, granting the renewal rights on these Garage policies to another insurer; therefore, we will not renew Garage policies on or after that date. As consideration for these renewal rights, we will receive a percentage of the gross net written premium (adjusted for certain items) for any of the Garage policies that are underwritten by the other insurer or its affiliates between April 1, 2009 and March 31, 2010. There is no assurance that we will receive any amounts pursuant to the foregoing agreement, as our policyholders may choose not to renew their Garage insurance with the other insurer.

MERGER TRANSACTION

On September 30, 2008, in a cash and stock transaction, we completed the acquisition of 100% of the ownership interests in UIH and merged UIH with a transitory, wholly-owned subsidiary created specifically for that purpose. As consideration for the Merger, we paid members of UIH an aggregate of $25 million in cash and we issued 8,929,819 shares of our common stock and granted warrants to purchase 1,273,569 shares of our common stock. The cash consideration for the Merger was funded with cash held in our trust account established in connection with our initial public offering, as well as the net proceeds of the debt financing which closed on September 29, 2008. Former members of UIH may receive additional cash consideration of up to $5 million, in the aggregate, based on our achievement of certain net income targets.

We accounted for the Merger as a reverse acquisition and recapitalization since UIH was deemed to be the acquirer for accounting purposes. Accordingly, our historical consolidated financial statements reflect the assets, liabilities and operations of UIH prior to the Merger date, recorded on a historical cost basis. We then recorded UIHC’s (formerly FMG’s) assets and liabilities at their fair value on the date of the Merger.

On our Consolidated Statements of Income, we retroactively restated EPS for periods prior to the Merger. Since the consideration paid in the Merger transaction was cash and common stock, the shares outstanding at the time the Merger was effective were deemed to be the historical shares outstanding prior to the Merger.

Prior to September 30, 2008, some of our subsidiaries had elected to be treated as a partnership for income tax purposes. Accordingly, the income taxes related to these subsidiaries are not reflected in our consolidated financial statements for the periods prior to September 30, 2008. On the Consolidated Statements of Income, the pro forma computation of income tax for the years ended 2008, 2007 and 2006, represents the tax effects that would have been reported had all our subsidiaries been subject to corporate U.S. federal and state income taxes for all periods presented. See Note 12 to our consolidated financial statements for further discussion.

On August 15, 2008, in a transaction related to the Merger, we entered into a note purchase agreement with five noteholders. The issuance of any notes under this agreement was contingent upon our stockholders voting for the Merger which occurred on September 29, 2008. We then issued unsecured notes payable with a total face amount of $18.3 million. In exchange, we received $10 million cash from certain accredited investors and 869,565 shares of our common stock, valued at $6.9 million at the time the notes were issued, from two of our former stockholders. We recorded a discount on these notes of $1.4 million which will be amortized to interest expense over the three-year term. See Note 11 to our consolidated financial statements for a further discussion.

The following additional transactions occurred in connection with the Merger:

•	We paid cash of $15.7 million pursuant to agreements to repurchase 1,980,671 shares of our common stock on September 29, 2008.

•

As discussed above, we borrowed $10 million from certain accredited investors and then used this cash to pay $10 million to holders of 1,267,863 shares of our common stock who did not vote in favor of the Merger and elected to have their shares of common stock converted to cash.

•

FMG Investors, LLC (“FMGI”) surrendered 179,819 shares of UIHC common stock it owned. No consideration was paid for these surrendered shares and the shares were cancelled. FMGI also surrendered 179,819 of the common stock purchase warrants it owned.

•

The underwriter for our initial public offering (“IPO”) surrendered 100,000 of the 450,000 unit purchase options it owned. They also agreed to accelerate the expiration date of their remaining 350,000 unit purchase options to October 4, 2010. Each unit purchase option consists of a share of common stock and a warrant to purchase a share of common stock. The unit purchase options are exercisable beginning October 4, 2008, at an exercise price of $10.00 per unit.

•	UIH paid to UIHC $5.7 million of cash, which was primarily used to repurchase certain shares of our common stock as described above.

•	UIH paid a non-tax related distribution of $2 million to its members as permitted in the Amended and Restated Agreement and Plan of Merger.

OPERATIONAL RISKS

The following is a description of the most significant risks facing us and how we attempt to mitigate those risks:

i)	LEGAL/REGULATORY RISK – the risk that changes in the regulatory environment in which we operate could create additional expenses not anticipated by us in pricing our products. That is, regulatory initiatives designed to reduce our profits, restrict underwriting practices and risk classifications, or mandate rate reductions and refunds could create costs for us beyond those recorded in our consolidated financial statements, as could new legal theories or insurance company insolvencies (through guaranty fund assessments). We attempt to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As we write business only in the State of Florida, we are more exposed to this risk than more geographically-balanced companies. At December 31, 2008, we were in compliance with all regulatory requirements.

ii)	CREDIT RISK – the risk that financial instruments, which potentially subject us to concentrations of credit risk, may decline in value or default, or the risk that reinsurers, to which we cede some of our business and from which receivables are recorded on the balance sheet, may not pay. We minimize this risk by adhering to a conservative investment strategy and entering into reinsurance agreements with financially sound reinsurers and obtaining letters of credit from reinsurers, if necessary.

iii)	INTEREST RATE RISK – the risk that interest rates will change and cause a decrease in the value of our investments. To the extent liabilities come due more quickly than assets mature, we might have to sell assets prior to maturity and potentially recognize a gain or a loss. We manage this risk by having our management, our investment committee and our outside investment manager monitor our investment portfolio.

iv)	GEOGRAPHIC RISK – the risk of currently writing all of our policies in the State of Florida. We minimize this risk by entering into reinsurance agreements with financially sound reinsurers and through our underwriting, diversifying our concentration of policies throughout Florida.

v)	CATASTROPHIC AND/OR SEVERE EVENT RISK – the risk associated with writing insurance policies that cover losses resulting from catastrophes and/or severe events, including hurricanes, tropical storms, tornadoes or other weather-related events. We mitigate our risk of these events through the use of reinsurance, forecast-modeling techniques and the monitoring of concentrations of risk, all designed to protect our statutory surplus.

Critical Accounting Policies

When we prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”), we are required to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Certain of these estimates result from judgments that can be subjective and complex. Consequently, our actual results may differ, perhaps substantially, from the estimates.

Loss and Loss Adjustment Expenses Reserve

The most significant accounting estimate inherent in the preparation of our financial statements is our evaluation and determination of the liability for unpaid losses and loss adjustment expenses (“LAE”).

We establish reserves for unpaid losses and LAE which are comprised of reserves on known claims (“case reserves”) and reserves for IBNR claims. These reserves represent our best estimate of our liability for losses and LAE and are based on the application of various actuarial reserve estimation techniques as well as the consideration of other material facts and circumstances known at the balance sheet date. The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables. Due to the uncertain nature of any projection of the future, including the estimation of loss and LAE reserves, the ultimate loss and LAE payments made by us may be different from the recorded reserves.

The homeowner and dwelling lines of business that constitute the majority of the business written by us are known in the insurance industry as “short-tailed” lines of business. A “short-tailed” line of business is one in which claims are reported and settled quickly following the occurrence of a loss. Consequently, standard actuarial reserve estimating techniques work well to estimate our loss and LAE reserve.

Loss Reserving Process

When determining reserves, our management and financial analysts, who have extensive experience, analyze various factors such as our historical loss experience and that of the insurance industry, claims frequency and severity, our business mix, our claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. A change in any of these factors from the assumptions implicit in our estimates can cause our ultimate loss experience to be better or worse than indicated by our reserves, and the difference could be material. Due to the correlated nature of the aforementioned factors, there is no precise method for evaluating the impact of any one specific factor in isolation, and an element of judgment is ultimately required.

We determine our ultimate loss and LAE reserves by selecting an estimated amount within a range of indications that is calculated by our financial analysts using generally accepted actuarial techniques. Our selection of this estimate is influenced by the analysis of our paid losses and incurred losses since inception. For each accident year, our financial analysts estimate the ultimate incurred losses and LAE for both known and unknown claims. In establishing this estimate, our financial analysts will calculate the high, low, and average range from the distribution of ultimate losses and LAE estimates compiled from the results of the Paid and Incurred Loss Development models discussed below. Our total reserves are the difference between the estimated ultimate incurred losses and LAE and the cumulative loss and LAE payments made to date. We establish two categories of loss reserves as follows:

•

Reserves for reported losses and LAE – When a claim is reported, we establish a case reserve that represents the initial estimate of the losses and LAE that will ultimately be paid on the reported claim. We primarily base the amount of the initial reserve on an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. Our initial estimate reflects the informed judgment of our claims personnel based on general insurance reserving practices and on the experience and knowledge of our claims personnel. In addition, we set minimum reserves based upon averages of loss and LAE payments made on prior closed claims by claim type. As claims mature, we increase or decrease the initial estimates as deemed necessary by our Claims Department based upon additional information regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims.

•

Reserves for IBNR – We determine IBNR reserves by calculating the ultimate losses and LAE as projected using the methods discussed below and then deducting actual loss and LAE payments and case reserves from the projected ultimate losses and LAE. We review and adjust our IBNR reserves on a monthly basis based on information available to us at the balance sheet date.

On an annual basis, our independent actuary provides a Statement of Actuarial Opinion (“SAO”) that indicates the actuaries’ estimate of a reasonable provision for all of our unpaid loss and LAE obligations under the terms of our policies. We review the SAO and compare the projected ultimate losses and LAE per the SAO to our own projection of ultimate losses and LAE to ensure that loss and LAE reserves recorded at each annual balance sheet date are based upon our analysis of all internal and external factors related to known and unknown claims against us and to ensure that our reserves are within NAIC guidelines. We compare our recorded reserves to the indicated range provided in the report accompanying the SAO. If our recorded amount falls within the indicated range determined by the actuaries, we may or may not record an adjustment. Also on a quarterly basis, our independent actuary performs loss reviews to assist us in determining the reasonableness of our quarterly loss reserves.

Methods of Loss Reserve Estimation

Our independent actuary uses all of the following actuarial models to calculate our ultimate loss reserves in their SAO. There were no changes in the models used by our independent actuaries during the three-year period ended December 31, 2008.

•

Incurred Loss Development - Under this version of the Loss Development model, ultimate losses are estimated based on the historical development patterns of incurred losses by accident year. Incurred losses are defined as paid losses plus case reserves.

•

The strength of this method is its ease of use and comparability to industry benchmarks while its weakness is the potential for volatility in the calculated factors as well as an element of subjectivity in the selected factors. The volatility can arise from a number of factors such as inflation, changes in reserving practices, changes in underwriting criteria and geographic concentration.

•	Paid Loss Development - Under this version of the Loss Development model, ultimate losses are estimated based on the historical development patterns of paid losses by accident year.

•	The strengths and weaknesses of this method are identical to the Incurred Loss Development model.

•

Incurred Bornhuetter-Ferguson Severity - Under this version of the Bornhuetter-Ferguson model, ultimate losses are estimated as the sum of cumulative incurred losses and estimated IBNR losses. The IBNR losses are estimated based on expected average severity, estimated ultimate claim counts and the historical development patterns on incurred losses. Historical loss severities are adjusted to current levels using severity on-level factors which include a provision for the notable change in average claim costs between accident years 2003 and 2004.

•

Incurred Bornhuetter-Ferguson Loss Ratio - Under this version of the Bornhuetter-Ferguson model, ultimate losses are estimated as the sum of cumulative incurred losses and estimated IBNR losses. IBNR losses are estimated based on level earned premium, expected loss ratios and the historical development patterns of incurred losses.

The Bornhuetter-Ferguson models are generally more stable than the incurred and paid development models, but this relative strength comes at the cost of less responsiveness to real changes in loss experience.

Mathematically, the Bornhuetter-Ferguson model reduces to a weighted average of the Incurred Loss Development model and a method known as the Expected Loss model, with a weight equal to the percentage of expected emerged losses given to the Development model and the Expected Loss model given the percentage of expected un-emerged losses.

The main drivers in the Loss Development models are the selected development factors. Development factors are calculated by age period (i.e., 12-24 months, 24-36 months, etc.), by taking the current year’s total incurred or paid losses and LAE for the particular accident year and dividing by the prior year’s total incurred or paid losses and LAE for the particular accident year. Averages of the resulting development factors in each age period are calculated, such as the three-year average, five-year average, cumulative average, and cumulative average excluding the high and low. An evaluation of the calculated development factors and their resulting averages is performed and judgment is used to select a particular development factor per age period. The selected development factors are used to project expected ultimate losses and LAE by accident year.

Reliance and Selection of Methods

All four of the models described above produce substantially similar results in our case. While our independent actuary uses all four models, we rely heavily on our Loss Development models when calculating our estimate of ultimate losses and LAE. Our focus on the two Loss Development models is justified because of the short-tailed nature of our book of business, the relative responsiveness of the Loss Development models, and the fact the Bornhuetter-Ferguson models are not expected to produce materially different results. Ultimately, this means the main assumptions of the Loss Development methods, the selected loss development factors, represent the most critical aspect of our loss reserving process. We use the same set of loss development factors in the models during our loss reserving process that we also use to calculate the premium necessary to ensure we are always earning enough premiums to pay expected ultimate losses and LAE.

Reasonably Likely Changes in Variables

As previously noted, we evaluate several factors when exercising our judgment in the selection of the loss development factors that ultimately drive the determination of our loss and LAE reserves. We believe a reasonably likely change in almost any of these aforementioned factors could have an impact on our reported results, financial position and liquidity. However, we do not believe any reasonably likely changes in the frequency or severity of claims would have a material impact on us unless the changes in frequency and severity were far in excess of our ten-year historical trend for frequency and severity.

Reinsurance recoverables

We cede a portion of our business to reinsurance companies. This allows us to be reimbursed for the portion of claims we pay that are ceded to reinsurance companies. We record reinsurance recoverable for the estimated paid and unpaid portion of losses and LAE we have ceded. We use the same estimation techniques to estimate the reinsurance recoverable for unpaid ceded claims as we use in establishing our loss and LAE reserves.

Reinsurance recoverable represents our best estimate of the amount of losses and LAE we will ultimately be able to recover from our reinsurers. The process of establishing our unpaid losses and LAE is complex and necessarily imprecise, as it involves using judgment that is affected by many variables in determining our loss and LAE estimates. Due to the uncertain nature of any projection of the future, including the estimation of loss and LAE reserves, the ultimate loss and LAE amounts we recover from our reinsurers may be different from the recorded reinsurance recoverable.

Fair Market Value of Investments

As discussed in Note 5 to our consolidated financial statements, certain of our investments are valued at fair market value using a level 2 input. A level 2 input is a valuation based on observable inputs that are not quoted prices in an active market, but are, for example, quoted prices in an inactive market or quoted prices in active markets for similar, but not identical instruments. The fair value for our fixed-maturity securities is largely determined by one of two primary pricing methods: third-party pricing service market prices or independent broker quotations. Prices from third-party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions and as a result, certain of our securities are priced via broker quotations. The fair market value prices and/or quotations could vary from one third-party pricing service/broker to another. Any change in the estimated fair market value of our securities could impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and comprehensive income on our Consolidated Balance Sheets.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. The policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of our deferred policy acquisition costs are highly dependent upon our estimated future loss and LAE associated with the written premiums. See the Loss and LAE Reserve critical accounting policy discussion above for the estimation techniques used to determine the Loss and LAE reserves.

Any change in the estimation of loss and LAE could change the amount of deferred policy acquisition costs we expense each period.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements for all of the recent accounting pronouncements and the impact the accounting pronouncements may have on our financial statements.

ANALYSIS OF FINANCIAL CONDITION 2008 COMPARED TO 2007

Total Investments

All of our investments are held as available-for-sale. Our investments at December 31, 2008, consist mainly of high-quality money market instruments, securities of the United States government and its agencies and securities of high-quality corporate issuers. The corporate bonds we hold are substantially all in the conglomerate, energy and technology/telecommunications industries, with no material holdings in the financial industry. More than 86% of our fixed-maturity securities are U.S. Treasuries or corporate bonds rated “A” or better; the remaining percentage are corporate bonds rated “BBB”. The equity holdings reflect a similar diversification, with most of our holdings being in the energy, healthcare, industrial and technology sectors. At year end, approximately 0.1% of our equity holdings compared to total investments are in the financial sector. See Note 5 to our consolidated financial statements for the fair value disclosure in accordance with SFAS No. 157 related to these investments. The $0.3 million other long-term investments at December 31, 2008, are invested in a certificate of deposit to secure the payment of our claims as required by the State of Florida. This certificate of deposit automatically renews every twelve months.

Our total investments increased $12.4 million, or 10.9%, to $126.2 million at December 31, 2008, compared to $113.8 million at December 31, 2007. During 2008, we made net purchases totaling $16.2 million of investments available for sale using funds generated from our operations during the year. This $16.2 million increase in our investment portfolio was offset primarily by a decrease of $3.6 million in the fair market value of our investment portfolio during 2008. The $3.6 million was recorded as an unrealized loss and the total unrealized losses we have recorded at December 31, 2008 is $2.4 million. The $3.6 million unrealized losses during 2008 are primarily related to a decrease in the fair market value of our corporate bond portfolio.

The fixed-maturity securities and the equity securities that are available for sale and carried at fair value represent 99.8% of total investments as of December 31, 2008, compared to 99.7% as of December 31, 2007.

We have determined none of our securities reflect an impairment that qualifies as other than temporary per SFAS No. 115. See Note 5 to our consolidated financial statements for a discussion of how we determine an impairment, if any.

Unpaid Losses and LAE Reserves

During 2008, we increased our gross reserves for unpaid losses and LAE by $4.1 million. The $4.1 million increase is comprised of an increase of $6.5 million for estimated losses and LAE that are ceded (our reinsurance recoverable asset for unpaid losses and LAE also increased $6.5 million) and a decrease of $2.4 million for non-ceded losses and LAE. During 2008, we increased our loss and LAE reserves by $6.5 million for reinsured claims related to Hurricane Wilma which occurred during 2005 as we are experiencing unfavorable loss development from claims being re-opened and new claims being opened due to public adjusters encouraging policyholders to file new claims.

The $2.4 million decrease in unpaid losses and LAE is comprised of a decrease of $5.1 million for reduced estimated loss and LAE reserves offset by an increase of $2.7 million in estimated losses and LAE for the policies we assumed from Citizens during 2008. The $5.1 million of reduced estimated loss and LAE is due primarily to a $4.0 million reduction in IBNR reserves; which reflects the favorable development of our main line of business. Claims originating in prior accident years are another year older; therefore, most losses and LAE has been reported and, in many cases, paid on those claims and significantly less additional IBNR is expected on those claims than was expected at December 31, 2007.

Results of Operations 2008 Compared to 2007

REVENUE

Gross Premiums Written

Our gross premiums written decreased $3.5 million, or 2.4%, to $141.6 million for 2008, from $145.1 million for 2007. The decrease of $3.5 million is due to a decrease of approximately $44.7 million resulting from wind mitigation credits for new, existing, cancelled and non-renewed polices. The decrease was offset by an increase of approximately $32.4 million primarily due from new business, endorsements and coverage increases. In addition, we had an increase in gross written premiums of $3.1 million from flood and non-homeowner policies and an increase of $5.7 million from the approximately 7,000 policies assumed from Citizens

During the fourth quarter of 2007, we began to implement a new wind mitigation credit enacted by the Florida Legislature. The wind mitigation credits were implemented to encourage homeowners to improve the ability of residential structures to withstand hurricane force winds. New construction must meet stronger building codes, and existing homes are eligible for premium credits through an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. According to the State of Florida, these wind mitigation credits result from a home’s reduced vulnerability to hurricane losses. Our underwriting and profitability models take into account these premium credits, which ultimately reduce our average premium per policy when compared to prior years. The full effect of the wind mitigation credits as a decrease to gross premiums written was reflected through all of our in-force-policies by November 30, 2008.

Our average premium per policy decreased from $2,260 at December 31, 2007 to $1,705 at December 31, 2008. The decrease in the average premium per policy of $555 is due mainly to the new wind mitigation credits the OIR required all property and casualty insurance companies to implement. In addition, we had a decrease in policies written in the Tri-County area (Dade, Broward and Palm Beach Counties) and an increase in policies written in other locations in Florida that have a lower average premium per policy.

On August 27, 2008, we entered into an agreement with Citizens to take-out up to 75,000 policies from them. During October and December of 2008, we assumed approximately 7,000 policies from Citizens. These policies increased our gross premiums written by approximately $5.7 million during 2008. By Florida law, policyholders may choose to “opt out” of the assumption and keep their Citizens policy; therefore, the number of policies we assumed could decrease. During February 2009, we assumed from Citizens approximately 2,200 additional policies based upon our disciplined underwriting criteria and do not anticipate assuming any additional policies from Citizens until October or December 2009. See Note 22 to our consolidated financial statements for a discussion of the additional polices we assumed from Citizens during February 2009.

Decrease (Increase) in Net Unearned Premiums

Net unearned premiums increased $1.2 million during 2008 and 2007. The table below reflects the decrease/(increase) in gross unearned premiums and the increase/(decrease) in ceded unearned premiums that comprise the increase in net unearned premiums for 2008 compared to 2007:

	For the year ended December 31,
	2008	2007	Change
	(In millions)
Decrease (increase) in gross unearned premiums	$(1.3)	$6.6	$7.9
Increase (decrease) in ceded unearned premiums	0.1	(7.8)	(7.9)

Increase in Net Unearned Premiums	$(1.2)	$(1.2)	$—

The $7.9 million decrease in gross unearned premiums is a result of the decrease in gross premiums written as discussed above.

The $7.9 million decrease in ceded unearned premiums is mainly the result of a Total Insured Value (“TIV”)-related adjustment to our private reinsurance premiums. On September 30, 2007, our actual TIV was lower than what had been estimated for September 30, 2007 at the inception of the reinsurance contracts; therefore, we recorded premium adjustments of $7.0 million that lowered our ceded unearned premium related to those reinsurance contracts. No TIV-related premium adjustments were recorded at September 30, 2008.

Net Premiums Earned

Net premiums earned decreased $4.2 million, or 4.9%, to $81.1 million for 2008, compared to $85.3 million for 2007. The decrease in net premiums earned is due primarily to the decreases in gross written premium as discussed above.

Net Investment Income

Net investment income decreased $1.1 million, or 14.4%, to $6.6 million for 2008, compared to $7.7 million for 2007. The lower net investment income is due mainly to a reduction of $0.9 million in interest income on our cash and cash equivalents portfolio. During 2008, on average we had invested $37.7 million in cash and cash equivalents; however, during 2007, on average we had invested $48.4 million in cash and cash equivalents. This lower average cash and cash equivalents invested during 2008 compared to 2007 resulted in lower net investment income. Also, the rates earned on our cash and cash equivalent portfolio were lower during 2008 compared to 2007 contributing to the lower net investment income during 2008 compared to 2007 as well.

Net Realized Investment Gains and Losses

Net realized investment gains increased $0.8 million during 2008, compared to 2007. The table below depicts the gains and losses by investment category.

	Year ended December 31,
	2008	2007
	Gains (Losses)
	(in thousands)
Fixed maturities	$1,386	$4
Equity securities	45	1,231

Total realized gains	1,431	1,235

Fixed maturities	(51)	(70)
Equity securities	(264)	(843)

Total realized losses	(315)	(913)

Net realized gains on investments	$1,116	$322

Policy Assumption Bonus

We received a bonus from Citizens for retaining policies we assumed during 2004 and 2005 for three years from the date of the policy assumption and for charging rates similar to Citizens at the date of the assumption. The policy assumption bonus, which includes interest income earned on the bonus amounts, decreased to $6.5 million during 2008 compared to $13.6 million during 2007. The decrease resulted because we collected bonuses on approximately 19,100 policies during 2008, compared to our collection of bonus on approximately 38,600 policies during 2007.

At December 31, 2008, we have earned the entire bonus related to policies we assumed from Citizens in 2004 and 2005. Since the new agreement we entered into with Citizens in August 2008 does not have a bonus provision, we will not receive any bonuses related to assumed policies during 2008 or thereafter.

EXPENSES

Loss and Loss Adjustment Expenses

Loss and LAE, our most significant expense, represents actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. We revise our estimates based on the results of our analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

Losses and LAE increased by $2.4 million, or 9.4% during 2008, compared to 2007. The increase is primarily attributable to $3.3 million of incurred losses and LAE for claims resulting from Tropical Storm Fay and an increase of $0.7 million in other claims paid and case incurred losses and LAE. This was offset by a decrease in IBNR losses and LAE of $1.6 million. The $1.6 million reduction in IBNR expenses reflects favorable loss development of our main line of business. Claims originating in prior accident years are another year older; therefore, most losses and LAE have been reported and, in many cases, paid on those claims and significantly less additional IBNR is expected on those claims than was expected at December 31, 2007.

During 2008, we recorded net loss and LAE of $28 million which is comprised of $3.3 million net incurred for Tropical Storm Fay of which $2.2 million was paid as of year-end, $21.5 million of incurred non-catastrophe losses and $3.2 million of incurred non-catastrophe LAE. We also incurred $1 million of in-house claims administration expenses that are included in several line items on our Consolidated Income Statement.

During 2007, we recorded net loss and LAE of $25.7 million which is comprised of $22.2 million of incurred non-catastrophe losses and $3.5 million of incurred non-catastrophe LAE. We also incurred $0.6 million of in-house claims administration expenses that are included in several line items on our Consolidated Income Statement.

Our reinsurance requirements and costs are based on an amount equal to our estimated 100-year probable maximum loss (“PML”). We analyze our PML on a regular basis through the use of our licensed in-house catastrophe-modeling software program. Our underwriting policies and procedures seek to minimize risk of loss while maximizing premium through the optimization of geographic exposure and the diversification of the portfolio with respect to our PML. The continued focus on disciplined underwriting and procedures to optimize our geographic exposure enables us to maximum our premiums to the risks associated with those premiums.

For homeowner non-catastrophe claims, we maintain a very simple reinsurance structure consisting of only one contract, an excess of loss reinsurance contract. We have never experienced a non-catastrophic loss that required reimbursement through our excess of loss reinsurance contract.

The largest factor that can impact our losses and LAE are catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man made, such as terrorist attacks or consequences of war or political instability. Catastrophes are an inherent risk of the property-liability insurance business, especially in the State of Florida which may contribute to material year-to-year fluctuations in our results of operations and financial position.

During 2008 there were no hurricanes; however, we increased our losses and LAE reserves related to Hurricane Wilma which occurred in 2005. This increase in reserves did not have an impact on our loss and LAE recorded on our Consolidated Statements of Income, since 100% of these claims are ceded. If we have an increase in our estimated losses and LAE reserves in 2009 relating to the 2004 and 2005 hurricane claims, we do not anticipate that the increase in reserves will have an impact on our loss and LAE recorded on our Consolidated Statements of Income for 2009.

There are inherent difficulties in estimating risks that impact the estimation of our ultimate losses and LAE for catastrophes. These difficulties also affect our ability to estimate reserves for catastrophes. The estimation of reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to, determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectibility. The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge and additional information becomes available. Because of the inherent uncertainty in estimating reserves for catastrophes, we cannot be sure our ultimate losses and loss adjustment expenses will not exceed our reserves. If and to the extent our reserves are inadequate, we will be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which our reserves are increased, which could materially and adversely affect our financial condition and results of operations.

In addition to catastrophes, the accumulation of losses from smaller weather-related events in a fiscal quarter or year could materially and adversely impact our results of operations in those periods. While we believe our underwriting strategies as well as our reinsurance program limit the severity of future losses, we continue to be exposed to catastrophic losses that may exceed the limits of our reinsurance program.

We continue to revise our estimates of the ultimate financial impact of past storms. The revisions to our estimates are based on our analysis of subsequent information received regarding various factors, including: (i) per claim information; (ii) our company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. We revise our estimate based on the results of our analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. We have received an actuary’s opinion as to the adequacy of our reserves. Except for catastrophe claims, we believe the severity and frequency of claims will remain relatively stable for the foreseeable future.

Policy Acquisition Costs

Policy acquisition costs consist of agents’ commissions, policy administration fees and premium taxes. Policy acquisition costs increased $0.6 million, or 3.5%, to $17.6 million for 2008 compared to $17 million for 2007 due primarily to an increase in policy administration fees and an overall increase in the rate we paid to agents for their commissions. We amortize agents’ commissions over the 12-month period related to the policies written and we anticipate our policy acquisition costs will continue to increase slightly during 2009.

During 2008, we contracted with CSC to become our new third-party administrator and to perform all of the services currently provided by our former third-party administrators (“TPA’s”). We believe that CSC provides us superior resources and is more capable of supporting our future growth objectives. During 2009, we will transition all of our in-force polices, excluding Garage policies, from our former TPA to CSC as each policy comes due. All new policies, excluding Garage and flood policies, written during 2009 will be administered by CSC.

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $2.9 million or 31.3%, to $6.5 million during 2008 compared to 2007. During 2007, UPCIC was assessed $3.1 million by the Florida Insurance Guaranty Association (“FIGA”); however, we did not have any assessments during 2008. Our premium taxes decreased $0.8 million during 2008 compared to 2007. These decreases totaling $3.9 million were offset by increases of $0.3 million in premium write-offs and $0.7 million in other operating and underwriting expense categories that were individually insignificant.

Salary and Wages

Salaries and wages increased $0.7 million, to $3.5 million during 2008 from $2.8 million during 2007. This increase is due primarily to the additional personnel we added in 2008, specifically in our marketing and finance areas. During 2009, we anticipate adding additional personnel.

General and Administrative Expenses

General and administrative expenses increased $1.5 million or 73.6%, to $3.6 million during 2008 from $2.1 million during 2007. During 2008, we incurred various charges including: increased auditing fees, consulting, printing costs and other fees related to preparing UIH and its subsidiaries financial statements in the SEC required format of a publicly-traded company. Costs directly related to the Merger were charged to our stockholders’ equity at September 30, 2008, and are not included in general and administrative expenses.

Since the Merger has been consummated and we are no longer a blank-check company, during 2009, we will incur additional compliance costs we have not incurred in the past. Specifically, we will incur compliance costs to document and test our internal control procedures as well as having management perform an assessment of our internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Expense

Interest expense decreased $3.3 million, or 53.8%, to $2.8 million during 2008, compared to 2007. The change is primarily attributable to the factors described below:

•

We extinguished our note payable to York Enhanced Strategies Fund, LLC (“York”) during the first quarter of 2007, which accelerated the amortization of the participation fee of $1.1 million and original issue discount of $0.7 million related to the York note; $0.3 million of interest was also recognized in the first quarter of 2007 prior to the extinguishment.

•

Interest expense related to the Columbus Bank and Trust (“CB&T”) note decreased by $2.2 million, attributable to a decrease in the outstanding loan balance as a result of normal principal repayments as well as the application of the $13.1 million balance in the escrow account, which we were previously required to maintain, against the outstanding principal balance.

•

Interest expense related to the State Board of Administration of Florida (“SBA”) note increased by $0.5 million because our Minimum Writing Ratio fell below 1.5:1 at December 31, 2007, March 31, 2008 and June 30, 2008; therefore, we were assessed a 450 basis point interest penalty during the first, second and third quarters of 2008. See Note 11 to our consolidated financial statements for more information regarding interest expense related to the SBA note and the amendment to the SBA note which was effective July 1, 2008. For the fourth quarter of 2008, we did not incur any additional interest penalties and we will not incur any additional penalties during the first quarter of 2009.

•	During the fourth quarter of 2008, we recorded $0.5 million of interest expense related to the five notes we issued prior to the consummation of the Merger.

Other Income

In relation to the York note, we entered into a Put Agreement (“Put”) with York. During 2007, we recorded other expense of $1.6 million for the value of the York Put due to the projected increase in the book value of UIH which, in addition to the $0.9 million expense we recorded in 2006, totaled $2.5 million. As a result of the Merger that is more fully described earlier in this document, the York Put ceased to exist by operation of law; therefore, we reversed the $2.5 million Put liability, which increased other income.

Provision for Income Tax

During 2008 and 2007, our effective tax rate was 19.7% and 17.3%, respectively. The 2.4% increase in our effective tax rate (even though the income before taxes decreased $6.3 million from 2007 to 2008) is due to our recording of corporate taxes on all of our entities during the fourth quarter of 2008; however, during 2007, and during the first nine months of 2008, only one of our subsidiaries, UPCIC, recorded a provision for income taxes as the other subsidiaries were treated as partnerships for income tax purposes. Since the other subsidiaries were partnership entities, no provision for income taxes was required to be recorded on our Consolidated Statements of Income for those entities. Effective October 1, 2008, all of our subsidiaries are required to record a provision for income taxes as all of our subsidiaries are part of a consolidated C-corporation return.

See our Consolidated Statements of Income for a pro forma calculation of the estimated corporate income taxes we would have recorded for 2008 and 2007 if all of our subsidiaries had recorded corporate income taxes at the beginning of January 1, 2006.

Net Income

As a result of the foregoing, our net income for 2008 was $33.4 million compared to net income of $39.6 million for 2007.

Results of Operations 2007 Compared to 2006

Revenue

Gross Premiums Written

Our gross premiums written decreased $3.8 million, or 2.6%, to $145.1 million for 2007 compared to $148.9 million for 2006.

The decrease in our gross premiums written is attributable to several factors. Specifically, the OIR approved an average 55% rate increase for us that became effective in September 2006. In addition, the Florida legislature passed a bill in early 2007 that froze the rates Citizens, Florida’s state-run insurer and a competitor of ours, was permitted to charge. Also, several new competitors entered the marketplace in 2007 with lower rates than ours. We believe many of these new companies are offering rates which are inadequate to support their operations in the long term. Additionally, we began to implement a wind mitigation credit during the fourth quarter of 2007 that had been enacted by the Florida Legislature.

Gross Premiums Ceded

Gross premiums ceded decreased to $58.5 million for 2007 as compared to $78.0 million for 2006. Our reinsurance premiums resulting from our contracts with private reinsurance companies are based mainly on the total insured value and the projected maximum loss of the underlying reinsured policies. Those premiums are also based on the amount of coverage the private reinsurance contracts must offer related to the portion of potential catastrophe losses not covered by our contract with the Florida Hurricane Catastrophe Fund. The decrease in gross premiums ceded resulted from a lower TIV and PML in the current year compared to the prior year, as well as from an increase in the coverage provided by the FHCF contract over the prior year’s FHCF contract.

Decrease (Increase) in Net Unearned Premiums

Net unearned premiums increased $1.2 million for 2007, as compared to a decrease of $2.7 million for 2006. The change was primarily due to a decrease in gross written homeowner and dwelling fire insurance premiums during 2007.

Net Premiums Earned

Net premiums earned increased $11.8 million, or 15.9%, to $85.4 million for 2007, as compared to $73.6 million for 2006. Our reduced reinsurance costs (ceded premium) were the main cause of the increase in net premiums earned.

Net Investment Income

Net investment income increased $1.9 million, or 31.0%, to $7.8 million for 2007, as compared to $5.9 million for 2006. The increase in net investment income resulted from an increase in the amount invested in the fixed-maturity portion of our portfolio, resulting in higher interest income.

Policy Assumption Bonus

We received a bonus from Citizens for retaining policies we assumed during 2004 and 2005 for three years. The policy assumption bonus, which includes interest income earned on the bonus amounts, increased to $13.6 million for 2007, as compared to zero for 2006. Since we must meet certain requirements to collect the bonus from policy assumptions made from Citizens, such as offering the assumed policies for renewal for three years, we recognize the policy assumption bonus when the cash is collected. We recognized $12.3 million of the bonus plus $1.3 million of associated interest during 2007, which was the first year we were eligible to collect any of the bonus, resulting in the increase over the prior year.

Other Revenue

Other revenue increased $2.8 million, or 710%, to $3.2 million for 2007, as compared to $0.4 million for 2006. All Florida insurers, including UPCIC, are subject to assessments by the Florida Insurance Guaranty Association and Citizens. Florida law allows assessed insurers to recoup the assessments from their policyholders. We recognize these assessments as expenses when they are paid to FIGA or Citizens, and when we collect the assessments from policyholders, we recognize the income. Our collections of assessments increased by $2.8 million in 2007, mainly, because we were assessed approximately $5 million in 2006 and $3.1 million in 2007. Since there is typically a lag between when we pay the assessment and when we recover the assessment, we recovered $3.0 million during 2007 compared to $0.2 million of assessments during 2006.

The amount of assessments imposed by FIGA can vary on a year to year basis, but are capped at two percent of our gross written premium. Moreover, even if assessments and recoupments do offset each other, they may not offset each other in the same fiscal period due to the ultimate timing of the assessments and recoupments.

EXPENSES

Losses and Loss Adjustment Expenses

Losses and LAE is our most significant expense and represents actual claims and estimated future payments to be made for insured losses and loss adjustment expenses that have occurred at or before the balance sheet date for amounts we estimate will be required to be paid in the future. We revise our loss estimate based upon our analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

Insurable events during 2007 and 2006 were more normal in nature as compared to 2005 and 2004. During 2007 and 2006, there were no catastrophic weather events such as the series of hurricanes that occurred in Florida during 2005 and 2004.

Losses and LAE decreased by $9.7 million, or 27.4%, to $25.7 million for 2007, compared to $35.4 million for 2006. The $9.7 million decrease is comprised of the $4.6 million decrease in the current year incurred as compared to the current year incurred in 2006 and the $5.1 million decrease in the adjustment to the reserves for prior years for unpaid losses and LAE. We also attribute current year improvement in incurred losses as a result of disciplined underwriting with a focus on agency management. We also have inspections on all of our new business policies to ensure we use complete and accurate data in our underwriting process. Furthermore, business-mapping services are used to automatically populate critical property details used in our underwriting process. We use this information not only for rating purposes, but to also ensure it does not have unacceptable concentrations in any one particular geographic area.

The incurred losses and LAE related to prior accident years decreased from a $0.7 million reserve release in 2006 to a $5.8 million reserve release in 2007. The $5.8 million decrease in the incurred losses and LAE related to prior accident years is comprised of a $7.9 million reduction in IBNR reserves which was offset by $2.1 million in additional incurred as it related to case reserves. The $7.9 million reduction in IBNR reserves reflects the favorable loss development of our main line of business. The assumptions and factors used to determine our reserves for prior accident years at December 31, 2007 did not materially change from those used at December 31, 2006. Claims originating in prior accident years are another year older; therefore, most losses and LAE has been incurred and, in many cases, paid on those claims and significantly less additional IBNR is expected on those claims than was expected at December 31, 2006. The $2.1 million of additional incurred as it related to case reserves was due to various water related claims of $1.4 million and additional liability claims for bodily injury of $0.7 million.

Policy Acquisition Costs

Policy acquisition costs increased $1.5 million, or 9.5%, to $17 million for 2007, as compared to $15.5 million for 2006. Policy acquisition costs consist of agents’ commissions, policy administration fees and premium taxes. The increase in policy acquisition costs is primarily attributable to a $2.9 million increase in agents’ commissions to $14.9 million in 2007 compared to $12.0 million in 2006.

Salaries and Wages

Salaries and wages increased $0.5 million, or 19.1%, to $2.8 million for 2007, as compared to $2.3 million for 2006. During 2007, we hired additional personnel, which increased our salary and wage expenses. Our costs for salaries and wages are consistent with our policy of hiring and retaining top-quality personnel and increasing our premium production.

General and Administrative Expenses

General and administrative expenses increased $0.9 million or 66.9% to $2.1 million for 2007 as compared to $1.2 million for 2006. Increases of $0.3 million of actuarial services, $0.2 million of legal fees and $0.4 million of other general and administrative expenses caused the increase in our general and administrative expenses.

Interest Expense

Interest expense increased $2 million, or 48.9%, to $6.1 million for the year ended December 31, 2007, as compared to $4.1 million for the year ended December 31, 2006. The change is primarily attributed to our refinancing of our note payable to York during 2007, which accelerated the amortization of the participation fee and original issue discount related to the York note.

Other Income (Expenses)

Other income (expenses) increased $0.7 million or 73.3% to $1.6 million due to the projected increase in the value of the 4.75% equity interest in UIH that York received in connection with the financing transaction entered into with UIH in 2006. York entered into a Put agreement with UIH that provided York with an option to sell its entire interest back to UIH at any time (i) between September 15, 2009 and September 15, 2010, and (ii) between September 15, 2011 and September 15, 2012. At December 31, 2006, UIH recorded a charge of $0.9 million for the value of the York equity interest in UIH.

Provision (Benefit) for Income Tax

The provision for income tax increased $12.3 million to $8.3 million for 2007, compared to income tax benefit of $4.0 million for 2006. The change in income tax year over year is attributable to the profitability of the insurance subsidiary. The effective income tax rate for the insurance subsidiary was 37.6% for 2007, compared to an income tax benefit for 2006.

See our Consolidated Statements of Income for a pro forma calculation of the estimated corporate income taxes we would have recorded for 2007 and 2006 if all of our subsidiaries had recorded corporate income taxes at the beginning of 2006.

Net Income

As a result of the foregoing, our net income for 2007 was $39.6 million, compared to net income of $17.2 million for 2006.

Liquidity and Capital Resources

Our operations provided net operating cash flow of $38.9 million during 2008 compared to $18.2 million during 2007. Our reconciliation of net income to net cash provided by operations is generally influenced by the collection of premiums in advance of paid losses, the quarterly payment of reinsurance premiums and the annual signing of new reinsurance contracts at the beginning of hurricane season, and the timing of our loss payments.

The $38.9 million of net cash provided by operating activities resulted primarily from cash inflows from our generation of $33.4 million of net income, a $5.8 million increase in amounts payable to reinsurers, a $4.1 million increase in unpaid loss and LAE and a $4.6 million decrease in other assets, and was offset by cash outflows resulting mainly from a $5.8 million increase in reinsurance recoverable.

During 2008 and 2007, we received policy assumption bonuses of $6.5 million and $13.6 million, respectively. These bonuses were related to policies we assumed from Citizens during 2004 and 2005 and which we retained for three years. Our current policy assumption agreement with Citizens does not have a provision for bonus payments; therefore, we do not expect to receive any additional cash from Citizens for bonus payments during 2009.

We recorded an unrealized loss on our investments available for sale of $3.6 million during 2008 and the interest income we earned on our cash and cash equivalents was $0.9 million lower during 2008 compared to 2007, partly due to lower interest rates. The lower interest rate environment affects the interest income we earn on our cash and cash equivalents and the bonds we may purchase during 2009.

Subject to catastrophic or severe weather related occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future. During 2008, we did not have any hurricanes in the territories we insure. Florida did have Tropical Storm Fay which caused damage in some of the territories we insure and we recorded $3.3 million of loss and LAE of which $2.2 million was paid during 2008. At December 31, 2008, our estimated loss and LAE reserve increased $6.5 million compared to December 31, 2007. This was a result of increased claims from Hurricane Wilma which occurred in 2005. Since all of the claims relating to the 2004 and 2005 hurricanes are 100% ceded, these ceded claims will ultimately not affect our cash flow as we will get reimbursed by our reinsurers for any claims that we pay.

Given that we insure property and casualty risks, a catastrophe like a hurricane or tropical storm that impacts any territory we insure will have an impact on us. Each year, we purchase reinsurance for hurricane catastrophes and non-hurricane catastrophes. We retain the first $15.5 million of losses and LAE on an individual hurricane and we retain the first $25.5 million of losses and LAE on an individual non-hurricane catastrophe. If a hurricane or non-hurricane catastrophe exceeds our reinsurance coverage, we will be liable for those losses and LAE as well. Also, we are dependent on the creditworthiness of our reinsurers and if they do not reimburse us for the claims they reinsure, we are ultimately liable for those claims. For those reinsurers that are not approved with the OIR and have a net recoverable balance due to us, we obtain a letter of credit. See Note 8 to our consolidated financial statements for a more detailed discussion of the reinsurance coverage we have for catastrophic events.

For 2008, we used $17.8 million of cash in our net investing activities compared to providing $18.7 million during 2007. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. For 2008, we generated $56.2 million from the sale of investments available-for-sale and we used $72.4 million for the purchase of investments available-for-sale.

We used $46.3 million of cash in our net financing activities during 2008 compared to $26.3 million during 2007. During 2008, we paid $19.5 million of principal payments on our CB&T note. At December 31, 2008, the interest rates on our notes were 3.6% for the SBA note, 3.5% for the CB&T note and 11% for the Merger notes. On August 11, 2008, we amended our CB&T note agreement whereby the principal payments to CB&T ceased after our July 2008 installment and will recommence with our April 2009 installment. During 2009, we expect to pay the remaining $4.3 million principal to CB&T in accordance with the amended note terms.

We are not required to pay any principal on our $20 million SBA note until October 1, 2009, at which time the Florida Insurance Commissioner will approve any principal payments and determine if such payment substantially impairs the financial condition of our insurance subsidiary. During 2009, upon OIR approval, the principal payments on our SBA note are expected to be $0.3 million. On November 7, 2008, we amended our SBA note effective July 1, 2008. The Writing Ratio calculation and criteria were amended as discussed in Note 11(a) of our consolidated financial statements. We met the Writing Ratio at December 31, 2008, thus, our first quarter 2009 interest rate on our SBA loan will be the stated rate which is the rate-equivalent to the 10-year Treasury Bond rate and will not include any interest penalties. We pay interest on this loan quarterly.

Prior to the recently completed Merger, we issued five notes (“Merger Notes”) with a combined principal of $18.3 million; however, no principal payments are required until the Merger Notes mature on September 29, 2011. Interest payments are payable semi-annually beginning April, 1, 2009.

Our parent company has no business operations of its own. There are no restrictions on the payment of dividends to our holding company by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for payment of dividends to UIHC.

The ability of our parent company to meet its debt payment obligations and pay our general and administrative expenses is largely dependent on cash dividends or inter-company loans from UIM. UIM’s primary source of revenue, from which dividends to us have been paid, is the management fee and commissions UIM receives from our insurance company, UPCIC, pursuant to a management agreement in effect between those entities. UPCIC is subject to extensive regulation by the OIR, including approval of any management fee UPCIC pays to UIM for services rendered.

The primary sources of cash flow for UPCIC are gross premiums written, loss reimbursements by our reinsurers, investment income, and proceeds from the sale or maturity of investments. Funds are used by UPCIC for ceded premium payments to reinsurers, loss and LAE payments, other underwriting expenses, purchases of investments and fee payments to UIM. Any dividends from UPCIC are regulated by the OIR.

We paid tax distributions of $16.2 million to the former members of UIH during 2008 to allow them to pay federal income taxes which may be owed by them due to the income attributable to them as members of UIH, which was a partnership for income tax purposes. During 2008, we paid a $2.0 million non-tax related distribution which was authorized under the Merger agreement. We will not have any tax payments to our former UIH members during 2009; however, we will make quarterly federal and state income tax payments directly to the Internal Revenue Service and the Florida Department of Revenue on behalf of our consolidated entities.

As consideration for the Merger, we paid an aggregate of $25 million of cash to the former members of UIH along with issuing 8,929,819 shares of our common stock and granting warrants to purchase 1,273,569 shares of our common stock. The $25 million cash consideration for the Merger was funded with cash held in our trust account established in connection with our initial public offering, as well as the net proceeds of the financing which closed on September 29, 2008. There is a provision in the Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, which provides for potential additional consideration to be paid of up to $5 million to the former UIH members. The former UIH members will be paid $2.00 in cash for each dollar exceeding UIHC’s net income (as defined in the Merger Agreement) of $25 million during either of the periods of (i) July 1, 2008 through June 30, 2009, and (ii) January 1, 2009 through December 31, 2009. We paid $5.7 million to FMG prior to the Merger, which FMG used to repurchase some of our common stock, and we incurred $2.9 million of Merger costs which were recorded to our retained earnings account on the Merger date.

We believe we maintain sufficient liquidity to pay claims, operating expenses and other obligations as they come due. At December 31, 2008, we had $31.7 million of cash and cash equivalents. We monitor our expected loss and LAE payment needs and maintain a sufficient portion of our assets in cash and cash equivalents to enable us to fund our expected claim payments without having to sell longer-duration investments. As necessary, we adjust our short-term investments and cash and cash equivalents holdings to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments.

Our note agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. On August 13, 2008, CB&T waived, until January 1, 2009, the debt covenant related to maintenance of a minimum debt service coverage ratio of at least 2:1 on a quarterly basis. We were in compliance with the terms of the covenants at December 31, 2008. We anticipate we will be in compliance with this ratio during 2009.

In relation to the Merger Notes issued on September 29, 2008 pursuant to a note repurchase agreement dated as of August 15, 2008, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance, including the $18.3 million incurred under this note agreement, to exceed $58.3 million (excluding the SBA note amount), and refraining from making any payments (e.g., dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45 million. We were in compliance with the terms of the covenants at December 31, 2008; however, since our consolidated net worth at December 31, 2008 was less than $45 million, we could not make any dividends or distributions to our stockholders.

The SBA note provides the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note. In addition, the CB&T loan agreement provides CB&T may elect to exercise its remedies described above for events of default under any loan agreements affecting us or our subsidiaries. We are not currently in default of these notes; however, if we were in default and either lender elected to pursue these default remedies, it would reduce our surplus and could adversely affect our liquidity.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain our certificate of authority, the Florida insurance laws and regulations require UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement which Florida Statutes define as the greater of 10% of the insurer’s total liabilities or $4 million. UPCIC’s statutory capital surplus was $54.7 million at December 31, 2008, and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2008.

A Florida domestic insurer like UPCIC may not make dividend payments or distributions to shareholders without prior approval of the OIR if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10 percent of capital surplus or (b) net income, not including realized capital gains, plus a two-year carry-forward, (ii) 10 percent of capital surplus with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains or (iii) the lesser of (a) 10 percent of capital surplus or (b) net investment income plus a three-year carry-forward with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the OIR (i) if the dividend is equal to or less than the greater of (a) 10 percent of the insurer’s capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediate preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115 percent of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the OIR at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115 percent of required statutory capital surplus as to policyholders. Except as provided above, a Florida domestic insurer may only pay a dividend or make a distribution (i) subject to prior approval by the OIR or (ii) 30 days after the OIR has received notice of such dividend or distribution and has not disapproved it within such time. UPCIC paid a $5 million dividend to UIM during 2008.

To enhance the regulation of insurer solvency, the NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The OIR, which follows these requirements, could require us to cease operations in the event we fail to maintain the statutory capital required by the OIR. UPCIC is in compliance with the risk-based capital requirement at December 31, 2008.

We do not believe we will have any significant capital purchases during 2009. We believe our current capital resources, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. There can be no assurance, however, that such will be the case in the future.

Off-Balance Sheet Arrangements

At December 31, 2008, we have no off-balance sheet arrangements.

Item 8:	Financial Statements and Supplementary Data

UNITED INSURANCE HOLDINGS CORP.

Consolidated Financial Statements

December 31, 2008, 2007 and 2006

DE MEO, YOUNG, MCGRATH

A PROFESSIONAL SERVICES COMPANY

SUITE 517

2400 EAST COMMERCIAL BOULEVARD

FORT LAUDERDALE, FLORIDA 33308

(954) 351-9800

FAX (954) 938-8683

dym@dymco.net

ANTHONY DE MEO, CPA*, ABV,PFS

ROBERT E. MCGRATH, CPA

ROBERTA N. YOUNG, CPA

SUITE 411

2424 NORTH FEDERAL HIGHWAY

BOCA RATON, FLORIDA 33431

(561) 447-9800

FAX (561) 391-8856

boca@dymco.net

MICHAEL I. BLOOM, CPA

DAVID B. PRICE, CPA

*regulated by the State of Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members

United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and subsidiaries (the “Company”), a Delaware corporation, as of December 31, 2008 and 2007 and the related consolidated statements of income, consolidated statements of stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the financial statement schedules included in Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

De Meo, Young, McGrath, CPA

Fort Lauderdale, Florida
March 23, 2009

DYM

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS: MANAGEMENT CONSULTING SERVICES DIVISION; SEC PRACTICE SECTION;

PRIVATE COMPANIES PRACTICE SECTION; TAX DIVISION • FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • INSTITUTE OF BUSINESS APPRAISERS

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2008	2007
ASSETS
Investments available for sale, at fair value:
Fixed maturities	$115,332	$107,410
Equity securities	10,586	6,072
Other long-term investments	300	300

Total investments	126,218	113,782

Cash and cash equivalents	31,689	56,852
Accrued investment income	1,392	1,385
Premiums receivable, net	10,216	9,966
Reinsurance recoverable on paid and unpaid losses	22,604	16,816
Prepaid reinsurance premiums	26,518	26,345
Deferred policy acquisition costs, net	9,075	7,547
Property and equipment at cost, net	294	108
Capitalized software, net	1,232	—
Deferred income tax assets, net	2,744	4,733
Other assets	1,139	4,892

Total Assets	$233,121	$242,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$40,098	$36,005
Unearned premiums	74,384	73,051
Reinsurance payable	16,694	10,852
Accrued tax distribution payable	—	9,227
Advance premiums	2,152	2,396
Accounts payable and accrued expenses	12,871	13,858
Current portion of notes payable	4,621	11,000
Shares subject to mandatory redemption	—	2,564
Income taxes payable	1,366	2,303
Other liabilities	1,326	2,238
Long-term notes payable, net	36,682	32,833

Total Liabilities	190,194	196,327

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2008 and 2007	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,548,932 issued and outstanding for 2008 and 2007	1	1
Additional paid-in capital	—	7,463
Accumulated other comprehensive income (loss)	(1,490)	744
Retained earnings	44,416	37,891

Total Stockholders’ Equity	42,927	46,099

Total Liabilities and Stockholders’ Equity	$233,121	$242,426

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUE:
Gross premiums written	$141,556	$145,050	$148,886
Gross premiums ceded	(59,251)	(58,511)	(77,966)

Net premiums written	82,305	86,539	70,920
Decrease (increase) in net unearned premiums	(1,161)	(1,181)	2,710

Net premiums earned	81,144	85,358	73,630
Net investment income	6,632	7,751	5,917
Net realized investment gains	1,116	322	111
Commission and fees	2,778	2,414	2,399
Policy assumption bonus	6,493	13,556	—
Other revenue	2,899	3,200	395

Total revenue	101,062	112,601	82,452

EXPENSES:
Losses and loss adjustment expenses	28,063	25,662	35,357
Policy acquisition costs	17,616	17,022	15,545
Operating and underwriting expenses	6,460	9,404	9,748
Salaries and wages	3,466	2,792	2,344
General and administrative expenses	3,607	2,078	1,245
Interest expense	2,811	6,078	4,081

Total expenses	62,023	63,036	68,320

Income before other income (expenses)	39,039	49,565	14,132
Other income (expenses)	2,564	(1,626)	(938)

Income before income taxes	41,603	47,939	13,194
Provision (benefit) for income taxes	8,184	8,297	(4,014)

Net income	$33,419	$39,642	$17,208

Weighted average shares outstanding
Basic	10,548,932	10,548,932	10,548,932

Diluted	10,854,743	11,775,088	11,775,088

Earnings per share
Basic	$3.17	$3.76	$1.63

Diluted	$3.08	$3.37	$1.46

PRO FORMA COMPUTATION OF INCOME TAXES FOR ALL ENTITIES FOR ALL HISTORICAL PERIODS PRIOR TO THE MERGER (Unaudited):

Historical income before income taxes	$41,603	$47,939	$13,194
Pro forma provision for income taxes	16,048	18,492	5,091

Pro forma net income	$25,555	$29,447	$8,103

Pro forma earnings per share
Basic	$2.42	$2.79	$0.77

Diluted	$2.35	$2.50	$0.69

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Members’ Certificates of	Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Interest	Capital	Income (loss)	Earnings	Equity	Income (loss)
Balance at January 1, 2006, as previously reported	—	$—	$6,248	$—	$(705)	$9,069	$14,612
Retroactive effects on equity due to reverse acquisition transaction effective September 30, 2008	10,548,932	1	(6,248)	6,247	—	—	—

Balance at January 1, 2006, restated	10,548,932	1	—	6,247	(705)	9,069	14,612
Distributions to UIH members	—	—	—	—		(8,676)	(8,676)
Increase in UIH members’ certificates of interest	—	—	—	715	—	—	715
Net unrealized change in investments, net of tax effect of $154	—	—	—	—	254	—	254	$254
Net Income	—	—	—	—	—	17,208	17,208	17,208

Balance at December 31, 2006	10,548,932	1	—	6,962	(451)	17,601	24,113	$17,462

Distributions to UIH members	—	—	—	—	—	(19,352)	(19,352)
Increase in UIH members’ certificates of interest	—	—	—	501	—	—	501
Net unrealized change in investments, net of tax effect of $755	—	—	—	—	1,195	—	1,195	$1,195
Net Income	—	—	—	—	—	39,642	39,642	39,642

Balance at December 31, 2007	10,548,932	1	—	7,463	744	37,891	46,099	$40,837

Exercise of UIH ownership option	—	—	—	63	—	—	63
Distributions to UIH members prior to Merger	—	—	—	—	—	(8,998)	(8,998)
Recapitalization as a result of the Merger	—	—	—	(4,635)	—	(17,896)	(22,531)
Costs associated with the Merger	—	—	—	(2,891)	—	—	(2,891)
Net unrealized change in investments, net of tax effect of $1,347	—	—	—	—	(2,234)	—	(2,234)	$(2,234)
Net Income	—	—	—	—	—	33,419	33,419	33,419

Balance at December 31, 2008	10,548,932	$1	$—	$—	$(1,490)	$44,416	$42,927	$31,185

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows provided by operating activities:
Net income	$33,419	$39,642	$17,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	781	720	673
Net realized investment gains	(1,116)	(322)	(111)
Amortization of discount on notes payable	98	680	36
Debt financing fee expense	—	1,125	375
Provision for uncollectible premiums	442	163	99
Deferred income taxes, net	3,336	1,324	(3,669)
Other income	(2,564)	1,626	938
Changes in operating assets and liabilities, net of effect of Merger:
Accrued investment income	(7)	(130)	(547)
Premiums receivable	(692)	11	(5,564)
Reinsurance recoverable	(5,788)	21,705	127,485
Prepaid reinsurance premiums	(173)	7,815	(12,009)
Deferred policy acquisition costs	(1,528)	(317)	303
Income taxes, net	(937)	2,657	2,802
Other assets	4,561	(4,640)	114
Unpaid loss and loss adjustment expenses	4,093	(21,170)	(117,042)
Unearned premiums	1,333	(6,634)	9,299
Reinsurance payable	5,842	(16,980)	10,191
Advance premiums	(244)	(8)	(36)
Accounts payable and accrued expenses	(990)	(11,337)	(15,899)
Other liabilities	(1,000)	2,232	1,112

Net cash provided by operating activities	38,866	18,162	15,758

Cash flows provided by (used in) investing activities:
Proceeds from sales of investments available for sale	56,160	47,503	30,455
Purchases of investments available for sale	(72,386)	(28,728)	(85,750)
Cost of property and equipment acquired	(256)	(49)	(43)
Cost of capitalized software	(1,285)	—	—

Net cash provided by (used in) investing activities	(17,767)	18,726	(55,338)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	33,000	40,000
Repayments of borrowings	(19,506)	(40,004)	—
Debt financing costs	—	(1,500)	—
Net cash paid by UIH to FMG prior to Merger	(5,703)	—	—
Payment of Merger costs	(2,891)	—	—
Contributions by UIH members	63	501	—
Distributions to UIH members	(18,225)	(18,281)	(2,164)

Net cash provided by (used in) financing activities	(46,262)	(26,284)	37,836

Increase (decrease) in cash	(25,163)	10,604	(1,744)
Cash and cash equivalents at beginning of period	56,852	46,248	47,992

Cash and cash equivalents at end of period	$31,689	$56,852	$46,248

Supplemental cash flows information:
Cash paid during the period for:
Interest	$2,276	$3,951	$2,806

Income taxes paid (refunded)	$4,795	$3,282	$(3,146)

Consolidated Statements of Cash Flows

Supplemental Cash Flows Information (Continued)

(In thousands, except share and per share amounts)

During 2008, we sold an investment available-for-sale for $1,133 in exchange for a note receivable in the same amount. We recorded a deferred gain of $133 on the sale.

During 2008, we reclassified ($17,896) of additional paid-in capital to retained earnings to eliminate the negative additional paid-in capital balance.

On September 30, 2008, United Insurance Holdings Corp. (“UIHC”), formerly known as FMG Acquisition Corp. (“FMG”) acquired United Insurance Holdings, L.C. (“UIH”). We accounted for the transaction as a reverse acquisition and recapitalization since UIH was deemed to be the accounting acquirer. Accordingly, the Consolidated Statements of Cash Flows do not reflect certain transactions that occurred during 2008 prior to the effective date of the Merger. Such transactions include:

•

We issued 8,929,819 shares of our common stock to the members of UIH, as well as warrants to purchase 1,273,569 shares of our common stock. Each common stock warrant allows the holder to purchase one share of our common stock at an exercise price of $6.00 per share. The warrants are exercisable beginning October 4, 2008, and expire on October 4, 2011.

•	We paid cash of $15,740, pursuant to the stock purchase agreement, to repurchase 1,980,671 shares of our common stock on September 29, 2008.

•	We repurchased 869,565 shares from two former stockholders by exchanging notes payable for the shares. The notes have a face value of $7,527 and bear interest at 11% per year (see Note 11).

•	We paid cash of $10,039 to holders of 1,267,863 shares of our common stock who did not vote in favor of the Merger and elected to have their shares of common stock converted to cash.

•

FMG Investors, LLC (“FMGI”) surrendered 179,819 shares of UIHC common stock it owned. No consideration was paid for these surrendered shares and the shares were cancelled. FMGI also surrendered 179,819 of the common stock warrants that it owned. See Note 16 for a further discussion of FMGI being a related party to UIHC.

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

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

1.	ORGANIZATION AND BUSINESS

United Insurance Holdings Corp. (“UIHC”, “we”, “our”, the “Company”), formerly known as FMG Acquisition Corp. (“FMG”), was formed under the laws of the State of Delaware in 2007 as a blank-check company. We were formed specifically as a vehicle to effect a merger, acquisition or similar business combination with one operating business, with efforts focused on seeking a business combination within the insurance industry. We consummated our initial public offering (“IPO”) on October 11, 2007. On September 30, 2008, we completed a merger pursuant to the Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, by and among UIHC, United Subsidiary Corp. (“Merger Sub”), a Florida corporation, and our wholly-owned subsidiary, and United Insurance Holdings, L.C. (“UIH”), a Florida limited liability company, whereby Merger Sub was merged into UIH, with UIH remaining as the surviving entity (the “Merger”). In connection with the Merger, we changed our name from FMG Acquisition Corp. to United Insurance Holdings Corp. Our certificate of incorporation in Delaware has been amended to reflect our new status as a holding company.

Through our wholly-owned UIH subsidiary, and UIH’s three wholly-owned subsidiaries, UIHC is engaged in the property and casualty insurance business in the State of Florida. The three subsidiaries of UIH include United Property & Casualty Insurance Company (“UPCIC”), United Insurance Management, L.C. (“UIM”) and Skyway Claims Services, LLC (“Skyway”). We operate under one business segment.

UPCIC was formed in 1999 under the laws of the State of Florida and is authorized by the Florida Office of Insurance Regulation (“OIR”) to underwrite homeowner and dwelling property and casualty lines. We write our own policies throughout the State of Florida utilizing our vast, independent agency network. We occasionally supplement those writings by assuming policies from Citizens Property Insurance Corporation (“Citizens”). The OIR has also authorized UPCIC to write flood coverage and a smaller commercial auto (“Garage”) line of business.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)	Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated.

(b)	Merger Accounting

We accounted for the Merger as a reverse acquisition and recapitalization since UIH was deemed to be the acquirer for accounting purposes. Accordingly, our historical consolidated financial statements reflect the assets, liabilities and operations of UIH prior to the Merger date, recorded on a historical cost basis. We then recorded and consolidated UIHC’s (formerly FMG’s) assets and liabilities at their fair value on the date of the Merger.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

(c)	Cash and Cash Equivalents

Our cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid instruments with original maturities of three months or less.

(d)	Investments

We account for our investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Per SFAS No. 115, investments in debt and equity securities are classified as either held-to-maturity, available-for-sale or trading. We currently classify all securities as available-for-sale and report them at fair value, with subsequent changes in value reported as unrealized holding gains and losses, net of tax, as a separate component of other comprehensive income included in stockholders’ equity. We include realized gains and losses, which we derive using the specific-identification method for determining the cost of securities sold, in earnings. We recognize dividends and interest income when earned.

When we determine a decline in the fair value of an available-for-sale security below its cost to be other-than-temporary, we record a charge to income, resulting in the establishment of a new cost basis for the security.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, AMEX, etc. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value are reflective of the interest rate environment that existed as of the close of business on December 31, 2008 and 2007. Changes in interest rates subsequent to December 31, 2008, may affect the fair value of our investments. See Note 2(l) for discussion of our policy regarding fair value measurements.

(e)	Premiums

We record premiums as earned using the daily pro rata method over the contract period of the related policies that are in force, and we record a liability, called unearned premiums, for any portion of premiums not earned at the end of the reporting period.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously written off, we credit bad debt expense in the period we receive the payment. As of December 31, 2008 and 2007, we had allowances for credit losses totaling $305 and $160, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record those amounts as a liability called advance premiums. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

(f)	Deferred Policy Acquisition Costs

We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist primarily of the following three items: i) commissions paid to outside agents at the time of policy issuance and commissions paid to Citizens for policies assumed, net of commissions refunded for cancelled policies; ii) policy administration fees paid to a third-party administrator (“TPA”) at the time of policy issuance; and iii) premium tax. We capitalize policy acquisition costs, net of related ceding commissions and unearned policy fees, to the extent recoverable, in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. We amortize the policy acquisition costs over the period during which we earn the related premiums. The accounting for policy fees and ceding commissions is described in Notes 2(i) and 2(j), respectively.

(g)	Long-lived Assets

i)	Property and Equipment

We record our property and equipment at cost less accumulated depreciation and amortization. We use the straight-line method of calculating depreciation over the estimated useful lives of the assets, which are three to five years. We also use the straight-line method to calculate amortization of leasehold improvements over the estimated useful lives of the assets or the term of the lease, whichever is shorter. We periodically review estimated useful lives and, where appropriate, we make changes prospectively. We charge maintenance and repair costs to expense as incurred.

Property and equipment consists of the following:

	December 31,
	2008	2007
Furniture, fixtures and equipment	$423	$292
Leasehold improvements	125	37

Property and equipment, gross	548	329
Accumulated depreciation and amortization	(254)	(221)

Property and equipment, net	$294	$108

Depreciation of property and equipment resulted in charges to expense totaling $70, $40 and $30 during the years ended 2008, 2007, and 2006, respectively.

ii)	Capitalized Software

We capitalize certain direct development costs associated with internal-use software. We amortize the capitalized software costs over the contract term of six years, which is the minimum period of time we expect the software to be useful to us.

The table below summarizes the activity related to capitalized software:

2008
Beginning balance at January 1	$—
Capitalization	1,285
Accumulated amortization	(53)

Ending Balance at December 31	$1,232

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

We amortized $53 of capitalized software during the year ended December 31, 2008, and none in prior years. The estimated amortization of capitalized software will be $214 in each of the next five years, with the remaining $162 to be amortized thereafter.

iii)	Impairment of Long-lived Assets

We annually review our long-lived assets, including intangible assets, to determine if their carrying amounts are recoverable. If the non-discounted future cash flows expected to result from the use and eventual disposition of the assets are less than their carrying amounts, we reduce their carrying amounts to fair value and recognize an impairment loss.

We did not recognize any impairment of long-lived assets during the years ended December 31, 2008 and 2007.

(h)	Unpaid Losses and Loss Adjustment Expenses

Our reserves for unpaid losses and loss adjustment expense (“LAE”) represent the estimated ultimate cost of all unreported and reported unpaid losses and LAE. We estimate our reserves for unpaid losses and LAE using individual case-basis estimates for reported losses and actuarial estimates for losses incurred but not yet reported. Our estimated losses are subject to the effects of trends in loss severity and frequency, and we continually review and adjust our estimated losses as necessary based on our historical experience and as new information becomes known. We include any adjustments to our estimated losses and LAE in current operations. The ultimate settlement of losses and LAE may vary significantly from the estimated amounts included in our consolidated financial statements.

On our Consolidated Balance Sheets, we report our reserves for unpaid losses and LAE gross of the amounts recoverable from reinsurers related to unpaid losses and LAE. On our Consolidated Statements of Income, we report losses and LAE net of amounts ceded to reinsurers. We do not discount our loss and LAE reserves for financial statement purposes.

If our unpaid loss and LAE reserves prove to be inadequate, we will increase the liability, thereby reducing net income, in the period in which we identify the deficiency. Future loss experience substantially in excess of the established unpaid losses and LAE could have a material adverse effect on our business, results of operations and financial condition.

Accounting for loss contingencies pursuant to SFAS No. 5, Loss Contingencies, involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. We have recorded our unpaid losses and LAE based upon the criteria of SFAS No. 5.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

(i)	Managing General Agent Fees and Policy Fees

UIM records managing general agent fee revenue from two sources: UPCIC and policyholders. UIM provides various insurance-related services to UPCIC, including but not limited to, policy administration, underwriting and general and administrative activities, for which UPCIC pays UIM 31.5% of gross earned premium. The MGA fees UIM receives from UPCIC are eliminated in consolidation and, therefore, do not appear in our consolidated financial statements. UIM also collects a per policy MGA fee from policyholders.

Our policy fees consist of the MGA fee, a pay-plan fee and an inspection fee. Florida law allows managing general agents to charge policyholders a $25 fee on each policy written. We record our MGA fees as income on a pro rata basis over the term of the underlying policies. We record our pay-plan fees, which we charge to all policyholders that pay their premium in more than one installment, as income when collected. We record our inspection fees as income when the inspection is performed. We report all policy fees in Commissions and fees on our Consolidated Statements of Income.

(j)	Reinsurance

We account for our reinsurance contracts in accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Our reinsurance agreements are short-term, prospective contracts. We record both an asset called Prepaid reinsurance premiums and a liability called Reinsurance payable for the entire contract amount upon commencement of our new reinsurance agreements. We amortize our prepaid reinsurance premiums over the 12-month contract period, and we record the amortization in Decrease (increase) in net unearned premiums on our Consolidated Statements of Income.

We estimate amounts recoverable from reinsurers in a manner consistent with our estimation of reserves for unpaid losses and LAE associated with the reinsured policies. We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no allowance for uncollectible reinsurance at December 31, 2008, 2007 or 2006.

Certain of our reinsurers pay us ceding commissions on our quota share contracts related to the portion of our Garage line that we cede to them. We record our ceding commissions as income on a pro rata basis over 12 months, and we report the amount in Commissions and fees on our Consolidated Statements of Income. Additionally, we pay commissions to Citizens for any policies that we assume. We amortize our assumed commissions on a pro rata basis over 12 months, recording the amount as an expense in Policy acquisition costs on our Consolidated Statements of Income.

(k)	Assessments

We record guaranty fund and other insurance-related assessments in accordance with Statement of Position (“SOP”) 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. We record assessments imposed upon us as an expense in the period the regulatory agency imposes the assessment. To recover the assessment, the OIR provides us with an immediate rate increase in the amount of the assessment. We then record the recoveries as revenue in the period that we record the policies containing the approved rate increase.

We collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

(l)	Fair Value

We disclose the fair values of our financial instruments in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments and SFAS No. 157, Fair Value Measurements.

SFAS No. 157 provides a revised definition of fair value, establishes a hierarchy for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The fair value hierarchy established by SFAS No. 157 distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs).

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2008 and 2007 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance receivable, reinsurance payable and accounts payable and accrued expenses.

(m)	Income Taxes

We file a consolidated tax return and each of our subsidiaries are a party to our tax sharing agreement under which the taxes are allocated to each subsidiary in proportion to the amount of taxable income that each subsidiary contributes to the consolidated taxable income.

Prior to September 30, 2008, UIH had elected to be treated as a partnership for income tax purposes (UPCIC was taxed as a C-corporation from its inception). The taxable income and all tax credits of UIH and its two limited liability company subsidiaries, UIM and Skyway, were reportable by the entities’ members on their individual tax returns.

On September 30, 2008, our subsidiary merged with UIH. Since we are a C-corporation that files a consolidated tax return, all of our entities record income taxes subsequent to the merger date. We adopted SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Per SFAS No. 109, should a change in tax rates occur, we recognize the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date.

We record any income tax penalties and/or income-tax-related interest as income tax expense in the period incurred. We did not incur any tax penalties or income-tax-related interest during the years ended 2008, 2007 or 2006.

(n)	Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, we compute basic earnings per share (“EPS”) by dividing net income by the weighted-average number of common stock shares outstanding during the period. We compute diluted EPS by dividing net income by the weighted-average number of common stock shares and common stock equivalents outstanding during the period. We compute common stock equivalents using the treasury stock method, which assumes shares of common stock are issued upon the exercise of warrants that are “in the money” and that the proceeds thereof are used to purchase shares of common stock at the average market price during the period.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

(o)	Concentration of Credit Risk

Since we currently operate only in Florida, we are subject to a geographic concentration of credit risk. We are also subject to a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers are engaged in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions. We mitigate both risks by reinsuring a portion of our business only with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

Additionally, all of our cash is on deposit at three financial institutions, all of which are subsidiaries of a company that is our largest shareholder. We have $7,648 on deposit at these institutions in excess of the FDIC-insured amount.

(p)	Stock-based Compensation and Option Plans

At December 31, 2008 and 2007, we did not have a stock-based employee compensation plan. Prior to the Merger, however, UIH’s Board granted UIH membership units to key personnel in 2007 and 2006. All grants were valued at fair market value in accordance with the SFAS No. 123(R), Share-Based Payment (see Note 17 for additional information).

(q)	Developmental-Stage Company

Since we acquired the operations of UIH in the Merger, we are no longer a developmental-stage company.

(r)	Use of Estimates

To prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

We ultimately base our liability for unpaid losses and LAE on our reasoned expectations of future events, though we also support the liability with actuarial projections and other data. Although these estimates have considerable inherent variability, we believe that this liability is reasonable. Since our estimate of reinsurance recoverable is a function of our estimate of unpaid losses and LAE, estimated amounts recoverable from reinsurers will change in conjunction with any changes to our estimate of unpaid losses and LAE. We review these and other estimates regularly, make adjustments as necessary, and reflect such adjustments in current operations. In addition, the realization of our deferred income tax assets is dependent upon generating sufficient future taxable income. A reasonable possibility exists that the expectations associated with these accounts could change in the near term and that the effect of such changes could be material to our consolidated financial statements.

(s)	Reclassifications

Since we accounted for the Merger as a reverse acquisition and recapitalization, we have retroactively restated certain equity accounts for periods prior to the Merger. Also, certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no impact on our consolidated financial position, results of operations or cash flows as previously reported.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

3.	Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). In FSP 157-3, the FASB clarifies the application of SFAS No. 157 when the market for that financial asset is not active. FSP 157-3 was effective upon issuance and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The adoption of FSP 157-3 had no material effect on our consolidated financial statements.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We have chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus our adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

4.	Merger

On September 30, 2008, UIHC completed the acquisition of UIH and merged UIH with a transitory, wholly-owned subsidiary created specifically for that purpose. We accounted for the transaction as a reverse acquisition and recapitalization with UIH being the surviving entity. In exchange for 100% of the membership units in UIH, we paid the members of UIH $25,000 cash, we issued 8,929,819 shares of our common stock at a quoted market value of $7.91 per share on September 29, 2008, and we granted warrants to purchase 1,273,569 shares of our common stock at a quoted market value of $0.35 per warrant on September 29, 2008. If certain income targets are met, we will also pay up to $5,000 in cash of additional consideration to the former members of UIH. The warrants are exercisable at $6.00 per share beginning October 4, 2008, and expire on October 4, 2011.

Since the transaction costs did not exceed the $25,000 cash received in the transaction, we recorded the $2,891 of transaction costs associated with the Merger as a reduction of Additional paid-in-capital on our Consolidated Balance Sheets.

We did not present in our footnotes any pro forma information regarding the effects of the Merger as if the Merger occurred on January 1, 2006, because UIHC was a blank-check company with no material operations prior to the Merger.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

5.	Investments

The following table details our realized gains (losses) by major investment category for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$1,386	$31,055	$4	$1,527	$11	$3,058
Equity securities	45	378	1,231	7,043	834	8,361

Total realized gains	1,431	31,433	1,235	8,570	845	11,419

Fixed maturities	(51)	1,955	(70)	5,258	(178)	5,940
Equity securities	(264)	1,505	(843)	4,995	(556)	4,608

Total realized losses	(315)	3,460	(913)	10,253	(734)	10,548

Net realized gains on investments	$1,116	$34,893	$322	$18,823	$111	$21,967

In the first quarter of 2008, we sold one of our investments in common stock back to the issuing company, a related party known as Prime Holdings Insurance Services, Inc. (“Prime”), in exchange for a note receivable in the amount of $1,133. The deferred gain at the time of the sale was $133. The note is payable to us in three annual installments, the first of which we received on May 1, 2008. We recognized $45 of gain when we received the first installment, and we recorded the remaining $88 as deferred revenue at December 31, 2008. See Note 16 for a discussion of all related party transactions.

The following table details the change in the difference between cost or amortized cost and estimated fair value, by major investment category, at December 31, 2008 and 2007:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. government and agency securities	$62,808	$2,760	$10	$65,558
Corporate securities	51,270	301	1,797	49,774

Total fixed maturities	114,078	3,061	1,807	115,332
Equity securities	14,229	77	3,720	10,586
Other long-term investments	300	—	—	300

Total investments	$128,607	$3,138	$5,527	$126,218

December 31, 2007
U.S. government and agency securities	66,813	2,095	4	68,904
Corporate securities	38,695	217	406	38,506

Total fixed maturities	105,508	2,312	410	107,410
Equity securities	6,782	21	731	6,072
Other long-term investments	300	—	—	300

Total investments	$112,590	$2,333	$1,141	$113,782

The investments held at the end of the year were comprised mainly of high-quality money market instruments, securities of the United States government and its agencies, and securities of high-quality corporate issuers.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The table below is a summary of fixed maturities at December 31, 2008 by contractual maturity periods. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Cost or Amortized Cost	Fair Value
Due in one year or less	$25,971	$26,202
Due after one year through five years	42,976	43,884
Due after five years through ten years	44,115	44,229
Due after ten years	1,016	1,017

Total	$114,078	$115,332

The following table summarizes our net investment income by major investment category:

	Year ended December 31,
	2008	2007	2006
Fixed maturities	$4,879	$4,758	$2,920
Equity securities	409	731	402
Cash, cash equivalents and short-term investments	1,344	2,262	2,595

Investment income, net of amortization	6,632	7,751	5,917
Less: investment expenses	(143)	(115)	(97)

Investment income, net of amortization and expenses	$6,489	$7,636	$5,820

The following table summarizes our realized gains (losses):

	Year ended December 31,
	2008	2007	2006
Net realized gains (losses):
Fixed maturities	$1,335	$(66)	$(167)
Equity securities	(219)	388	278

Total	$1,116	$322	$111

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The following table presents an aging of our unrealized investment losses by investment class:

	Fair Value	Net Unrealized Loss	Less Than 12 Months	12 Months or Longer
December 31, 2008
U.S. government and agency securities	$1,005	$10	$10	$—
Corporate securities	29,137	1,797	996	801

Fixed maturities	30,142	1,807	1,006	801
Equity securities	9,827	3,720	2,884	836

Total	$39,969	$5,527	$3,890	$1,637

December 31, 2007
U.S. government and agency securities	3,010	4	—	4
Corporate securities	19,806	406	—	406

Fixed maturities	22,816	410	—	410
Equity securities	4,625	731	255	476

Total	$27,441	$1,141	$255	$886

We evaluated the declines in the fair values of our available-for-sale securities and determined that none were other-than-temporary; therefore, we recorded no impairment charges during the years ended 2008, 2007 or 2006.

The SFAS No. 157 fair value hierarchy prioritizes fair value measurements into one of three levels based on the nature of the inputs, as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities;

•

Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

•	Level 3 – Valuations based on unobservable inputs.

The following table presents our fair value measurements of investments by level:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Fixed maturities	$115,332	$1,438	$113,894	—
Equity securities	10,586	10,586	—	—
Other long-term investments	300	300	—	—

Total investments	$126,218	$12,324	$113,894	—

The State of Florida, by statute, requires us to maintain a deposit to secure the payment of claims. We have assigned a twelve-month, automatically renewing certificate of deposit in the amount of $300 to the OIR to satisfy this requirement. This amount is included in Other long-term investments in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007.

6.	Earnings Per Share

The table below reflects the diluted weighted average number of common stock shares outstanding using the treasury stock method:

	Year ended December 31,
	2008	2007	2006
Weighted average shares – basic	10,548,932	10,548,932	10,548,932

Effect of dilutive common stock equivalents:
Warrants	305,811	1,226,156	1,226,156
Unit options	—	—	—

Weighted average shares – diluted	10,854,743	11,775,088	11,775,088

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

We have a unit purchase option outstanding for 350,000 units; each unit consists of a share of common stock and a warrant to purchase a share of common stock. For the years ended 2008, 2007 and 2006, the unit purchase option was anti-dilutive; therefore, the shares associated with the unit purchase option are not included in the diluted weighted average shares outstanding in the table above.

On our Consolidated Statement of Income, we retroactively restated EPS for periods prior to the Merger. We accounted for the Merger as a reverse acquisition and recapitalization [see Note 2(b)] and since the consideration paid was cash and common stock, the shares outstanding at the time the Merger was effective were deemed to be the historical shares outstanding prior to the Merger. Since our IPO occurred during October 2007, for certain periods during the years ended 2007 and 2006, there was no quoted market price; therefore, we used the average quoted market price of our common stock for the first 15 days subsequent to the IPO as the average market price in our treasury stock method calculation to compute our dilutive common stock equivalents related to the periods for which no quoted market price was available.

7.	Deferred Policy Acquisition Costs

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2008	2007
Balance, beginning of year	$7,547	$7,231
Policy acquisition costs deferred	17,175	14,957
Amortization	(15,647)	(14,641)

Balance, end of year	$9,075	$7,547

8.	Reinsurance

Our catastrophe reinsurance contracts provide us coverage against severe weather events. For our catastrophe reinsurance program, we have entered into excess-of-loss contracts with a group of private reinsurers and with the Florida Hurricane Catastrophe Fund (“FHCF”). The private contract provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The contract with the FHCF provides coverage only against storms that are designated as hurricanes by the National Hurricane Center.

For the policy year beginning June 1, 2008, we have a private catastrophe reinsurance contract with four schedules; these schedules divide the coverage into layers. For example, the coverage provided by the second schedule picks up, or “attaches”, at the point where coverage under the first schedule ends. Our contract with the

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

FHCF divides our coverage into three layers: the Limited-Apportionment Company (“LAC”) layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit (“TICL”) layer. Should a hurricane occur, we have chosen to pay, or “retain”, the first $15,500 of catastrophe losses before our reinsurance agreements provide coverage. Our retained loss would be the first $25,500 of catastrophe loss should a single, non-hurricane catastrophic event occur. In the unlikely event that catastrophe losses exceed our reinsurance coverage, we would also retain any such catastrophe loss in excess of the coverage provided by our reinsurance contracts. The following table summarizes our catastrophe coverage for a single severe weather event:

	Hurricane Event		Non-Hurricane Event
	Our Retained Loss	Coverage Provided	Our Retained Loss	Coverage Provided
FHCF TICL layer	—	$140,700	—	—
FHCF Mandatory layer	—	193,800	—	—
Private reinsurers	—	84,700	—	$84,700
FHCF LAC layer	—	10,000	—	—
Retained loss	$15,500	—	$25,500	—

Total coverage	$15,500	$429,200	$25,500	$84,700

Should multiple severe weather events occur, the coverage provided by the FHCF LAC layer and each of the private layers will be reinstated. The first layer of our private contract requires us to pay 100% additional premium to reinstate the coverage under that schedule. To protect us in the event a reinstatement of coverage under the first layer of our private contract becomes necessary, we purchased a Reinsurance Premium Protection policy from a private reinsurer that reimburses us the amount of any reinstatement premium that we would have to pay to reinstate coverage. The FHCF LAC layer and the remaining layers of our private contract provide for reinstatement of coverage at no additional premium. The FHCF Mandatory and TICL layers do not provide for reinstatement of coverage. The private contract provides aggregate coverage, including reinstatements, of $169,400 for all occurrences, while any single occurrence is limited to $84,700. The FHCF LAC layer provides aggregate coverage, including reinstatements, of $20,000 for all occurrences, while any single occurrence is limited to $10,000.

Our non-catastrophe reinsurance contract provides excess-of-loss coverage for losses arising out of property business up to $1,700 in excess of $1,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the contract for losses arising out of property business, one reinstatement of the $1,700 of coverage limit is included at 50% additional premium. The contract, including reinstatements, provides aggregate coverage of $3,400 for losses arising out of property business, while any single occurrence is limited to $1,700. The contract also provides coverage for losses arising out of a combination of property and casualty business up to $1,700 for property and $500 for casualty in excess of $1,000 per occurrence, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved for property or the number or type of insureds for casualty, of $2,200.

For our Garage program, we entered into a quota share reinsurance contract. Per the contract, which has an effective date of August 1, we cede 50% of the premiums written on subject policies and the reinsurer provides us 50% coverage for losses and LAE on subject policies up to the greater of $4,000 or 130% of premium ceded under the contract. The reinsurer pays us a commission ranging from 21% to 43.5% based on the loss ratio of the program. We record the commission revenue at the minimum percentage and, per the contract terms, we recalculate the commission annually after the contract expires until all claims on subject policies have been finally settled. We recognized commission revenue totaling $606, $392 and $349, for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 and 2007 commission revenue includes immaterial commission recalculations from prior contracts.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

We write flood insurance under contract with the National Flood Insurance Program (“NFIP”). Per the contract, we cede 100% of the premiums written and 100% of risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses.

The table below summarizes the amounts of our premiums ceded under the various types of contracts.

	Year Ended December 31,
	2008	2007	2006
Catastrophe excess-of-loss	$(48,767)	$(50,092)	$(71,717)
Non-catastrophe excess-of-loss	(443)	(421)	(264)
Quota share	(2,758)	(2,838)	(2,200)
Flood	(7,283)	(5,160)	(3,785)

Total gross premiums ceded	$(59,251)	$(58,511)	$(77,966)

The following table depicts written premiums, earned premiums, and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Income:

	Year ended December 31,
	2008	2007	2006
Premium written:
Direct	$135,887	$145,050	$149,210
Assumed	5,669	—	(324)
Ceded	(59,251)	(58,511)	(77,966)

Net premium written	$82,305	$86,539	$70,920

Change in unearned premiums:
Direct	$2,977	$6,634	$(12,906)
Assumed	(4,310)	—	3,607
Ceded	172	(7,815)	12,009

Net decrease (increase)	$(1,161)	$(1,181)	$2,710

Premiums earned:
Direct	$138,864	$151,684	$136,304
Assumed	1,359	—	3,283
Ceded	(59,079)	(66,326)	(65,957)

Net premiums earned	$81,144	$85,358	$73,630

Losses and LAE incurred:
Direct	$45,019	$36,426	$121,669
Assumed	5,822	1,111	29,365
Ceded	(22,778)	(11,875)	(115,677)

Net losses and LAE incurred	$28,063	$25,662	$35,357

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Ceded losses and LAE incurred decreased from $115,677 in 2006 to $11,875 in 2007 primarily due to the lack of catastrophic storms in 2006 and 2007. Ceded losses and LAE incurred increased from $11,875 in 2007 to $22,778 due to an increase in the number of claims filed and the number of claims reopened primarily in Dade, Broward and Palm Beach counties, resulting from the involvement of public adjusters in catastrophe claims. The losses and LAE we incurred in 2008, 2007 or 2006 related to storms that occurred in those same years did not exceed our retained loss.

The following table highlights the effects that our reinsurance transactions have on unpaid losses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2008	2007
Unpaid losses and LAE, net:
Direct	$35,448	$34,035
Assumed	4,650	1,970
Ceded	(20,906)	(14,446)

Net unpaid losses and LAE	$19,192	$21,559

Unearned premiums, net:
Direct	$70,074	$73,051
Assumed	4,310	—
Ceded	(26,518)	(26,345)

Net unearned premiums	$47,866	$46,706

Reinsurance recoverable at December 31, 2008 and 2007, consists of the following:

	December 31,
	2008	2007
Reinsurance recoverable on unpaid losses and LAE	$20,906	$14,446
Reinsurance recoverable on paid losses	1,698	2,370

Reinsurance recoverable	$22,604	$16,816

9.	Policy Assumptions

We are not a reinsurance entity by charter or by strategy; however, we occasionally supplement the natural growth of our book of business by assuming policies.

As part of an assumption agreement with Citizens that ended in 2006, we received bonuses for policies assumed from Citizens during multiple assumptions in 2004 and 2005. The bonuses were calculated at 17.5% of the written premium originally assumed, net of adjustments related to policies that we did not renew or retain. The bonus money due to us was on deposit with an escrow agent, as specified by the terms of the agreement. To receive the bonuses, we were required to offer to renew the assumed policies for a period of three years at our approved rates and on substantially similar terms. Approximately three years after each assumption date, the escrow agent distributed the bonus funds to us, and in November 2008, distributed to us the interest income earned on the

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

escrowed bonus amounts. During the years ended 2008, 2007 and 2006, we recognized policy assumption bonus income of $6,493, $13,556 and zero, respectively, which included $791, $1,238 and zero of interest income, respectively, from the 2004 and 2005 assumption periods.

In August 2008, we entered into a new assumption agreement (“2008 Agreement”) with Citizens. In conjunction with the assumption agreement, we agreed to a Consent Order from the OIR that allows us to assume as many as 75,000 policies from Citizens over an 18-month period beginning August 27, 2008. In addition, we agreed that any rates we charge to policyholders within one year from the date we assume the policies shall remain at or below the approved rates for Citizens. The agreement does not contain a bonus provision; therefore, no bonus income will be recognized on any of the assumptions made under this new agreement. Florida law allows Citizens’ policyholders to “opt out” of the assumption at any time until we issue them our renewal policy.

As of December 31, 2008, we have already assumed approximately seven thousand policies under the 2008 Agreement, totaling $5,669 of written premium assumed and $907 of assumed commissions incurred.

10.	Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for claims incurred but not reported.

Activity in our unpaid losses and LAE liability is summarized as follows:

	2008	2007	2006
Balance at January 1	$36,005	$57,175	$174,217
Less: reinsurance recoverable on unpaid losses	14,446	33,441	153,769

Net balance at January 1	$21,559	$23,734	$20,448

Incurred related to:
Current year	$33,040	$31,466	$36,095
Prior years	(4,977)	(5,804)	(738)

Total incurred	$28,063	$25,662	$35,357

Paid related to:
Current year	$21,005	$18,511	$18,291
Prior years	9,425	9,326	13,780

Total paid	$30,430	$27,837	$32,071

Net balance at December 31	$19,192	$21,559	$23,734
Plus: reinsurance recoverable on unpaid losses	20,906	14,446	33,441

Balance at December 31	$40,098	$36,005	$57,175

Based upon our internal analysis and our review of the Statement of Actuarial Opinion provided by our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is reasonable to cover all claims and related expenses which may arise from incidents reported and incurred but not reported at December 31, 2008.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

11.	Long-Term Debt

Long-term debt consists of the following:

		December 31, 2008		December 31, 2007
		Interest Rate	Balance	Interest Rate	Balance
a)	SBA note	3.61%	$20,000	4.58%	$20,000
b)	CB&T note	3.47%	4,327	9.80%	23,833
c)	Merger notes	11.00%	18,280	—	—

			42,607		43,833
	Less: note discount		(1,304)		—

	Total debt		41,303		43,833
	Less: current portion		(4,621)		(11,000)

	Total long-term debt		$36,682		$32,833

As of December 31, 2008, the annual maturities of our long-term debt are as follows:

Year of Maturity	Amount
2009	$4,621
2010	1,177
2011	19,456
2012	1,176
2013	1,177
Thereafter	15,000

42,607
Less: note discount	(1,304)

Total debt	$41,303

Interest expense for the years ended December 31, 2008, 2007 and 2006, was $2,811, $6,078, and $4,081, respectively.

(a)	Note Payable to the State Board of Administration (“SBA”) of Florida

On September 22, 2006, we executed a $20,000 note payable to the SBA under the SBA’s Insurance Capital Build-Up Incentive Program (“Program”). The note has a term of twenty years, and stipulates quarterly interest-only payments for a three-year period that began on the execution date of October 1, 2006. Principal and interest payments will commence on October 1, 2009. On November 7, 2008, the SBA amended the note, effective July 1, 2008, to make it easier for companies participating in the Program to meet certain covenants.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

We agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include: i) maintaining statutory surplus above $50,000, ii) refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and iii) maintaining a Minimum Writing Ratio (“Writing Ratio”). The amended note permits us to meet either of the following ratios:

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

For purposes of calculating the Writing Ratio on a quarterly basis, the amended note defines surplus as the sum of the $20,000 new capital contributed to UPCIC at the time the note was executed and the outstanding principal balance of the note. If we choose to meet the Writing Ratio based on Net Written Premium to Surplus and our actual Writing Ratio is 1:1 or less during 2009 or 1.5:1 or less thereafter, we will be assessed an interest rate penalty of 450 basis points above the stated rate of the note. If we choose to meet the Writing Ratio based on Gross Written Premium to Surplus and our actual Writing Ratio is 3:1 or less during 2009 or 4.5:1 or less thereafter, we will be assessed an interest rate penalty of 450 basis points above the stated rate of the note. Any other Writing Ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. The stated rate for the SBA note is a rate equivalent to the 10-year Treasury Bond rate.

Beginning on January 1, 2010, if our Writing Ratio based on net written premium to surplus falls below 1:1, and if our Writing Ratio based on gross written premium to surplus falls below 3:1 for three consecutive quarters, we will be obligated to repay a portion of the SBA note such that the Writing Ratio will be obtained for the following quarter provided that we are capable of repayment without creating a financially hazardous condition at UPCIC. In addition, if we default on any covenant, the SBA may, at its sole discretion, increase the interest rate to 25%, which is the maximum interest rate permitted by law; accelerate the repayment of principal and interest; shorten the term of the note or call the note and demand full repayment. As of December 31, 2008, we were in compliance with each of the loan covenants, as amended.

During the first three quarters of 2008, we incurred an additional 450 basis points of interest expense as we did not meet the Writing Ratio as stated in the initial note agreement with the SBA during the fourth quarter of 2007 and the first two quarters of 2008. We did not incur any additional interest rate charge during the fourth quarter of 2008, and at December 31, 2008, we met the Writing Ratio as defined in the amended agreement, so we will not incur an additional interest rate charge for the first quarter of 2009.

(b)	Note Payable to Columbus Bank and Trust Company (“CB&T”)

In February 2007, we entered into a $33,000 loan agreement with CB&T (“CB&T note”), a related party. The terms and conditions of our note agreement, including interest rates and collateral, are substantially similar to the terms and conditions of other loan agreements that CB&T entered into with other customers. The note matures on February 20, 2010 and is secured by the operation of the MGA agreement and related fees paid to UIM, by the ownership interest in UIH, and by all tangible and intangible assets of UIH and UIM. The security agreement states that if an event of default occurs under the CB&T note, the bank may, at its option, cause the acceleration of the CB&T note, which shall become immediately due and payable, take possession of the collateral, and have the right to assign, sell, lease, or otherwise dispose of and deliver all or any part of the collateral, to satisfy our obligations under this agreement.

In March 2008, we amended the CB&T note to reduce the interest rate to the 30-day LIBOR rate plus 300 basis points, which represented a 100 basis point reduction from the originally agreed-upon interest rate.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

On August 11, 2008, we entered into a Second Amendment to the note agreement with CB&T. The Second Amendment calls for principal payments to cease after the July 2008 installment and recommence with the April 2009 installment. During the period from August 1, 2008 through March 31, 2009, interest only payments will be made to CB&T. We entered into this Second Amendment because we applied the $13,090 held by CB&T in an escrow account per the note agreement against the outstanding principle of the note. See Note 16 for a discussion of all related party transactions.

Our note agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. On May 27, 2008, CB&T permanently waived the covenant that required deposits of “excess cash flow” into an investment account at CB&T. On August 13, 2008, CB&T waived, until January 1, 2009, the debt covenant related to maintenance of a minimum debt service coverage ratio of at least 2:1 on a quarterly basis. We were in compliance with the terms of the covenants at December 31, 2008.

(c)	Notes Payable Related to Merger

On August 15, 2008, we entered into a note purchase agreement with five noteholders. The issuance of any notes under this agreement was contingent upon our stockholders voting for the Merger transaction. Upon approval of the Merger on September 29, 2008, we issued unsecured notes payable with a total face amount of $18,280. In exchange, we received $10,000 cash from certain accredited investors and 869,565 shares of our common stock from two former UIHC stockholders, the shares being valued at $6,878 at the time the notes were issued. We recorded a discount on these notes of $1,402 which will be amortized to interest expense over the three-year term of the notes. The notes bear interest at 11% per annum, and require semi-annual interest-only payments each April 1 and October 1. The entire principal balance is due and payable on September 29, 2011; however, we have the option to prepay in full any principal amount then outstanding within 30 days after each of the first and second anniversary dates of the notes. Any such prepayment will be made at 105% of the principal amount prepaid. Management currently does not intend to prepay these notes. See Note 16 for additional information regarding one of the noteholders that is a related party.

We agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance, including the $18,280 incurred under these note agreements, to exceed $58,280 (excluding the SBA note amount), and refraining from making any payments (e.g., dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45,000. We were in compliance with the terms of the covenants at December 31, 2008; however, since our consolidated net worth at December 31, 2008 was below $45,000, we could not make any dividends or distributions to our stockholders.

(d)	Other Debt-Related Items

On September 10, 2006, UIH and York Enhanced Strategies Fund, LLC (“York”) entered into a $20,000 loan agreement (“York Note”). In connection with the transaction, York received a 4.75% equity interest in UIH (“Ownership Interest”) and entered into a redeemable Put Agreement (the “Put”) with UIH. The Put provided the holder of the Ownership Interest with an option to sell its entire interest back to UIH at a purchase price of two times the consolidated book value of UIH at the end of the fiscal quarter immediately preceding the Put date. The Put date would have been the date within the periods of September 15, 2009 through September 15, 2010, or September 15, 2011 through September 15, 2012 upon which the holder of the Put would have had to provide written notice of its intent to exercise the option. When the Merger between FMG and UIH became effective, York exchanged its Ownership Interest, including the ability to exercise the Put, for the Merger consideration. To account for the fact that the Put no longer represents a liability to us as of the close of the Merger on September 30, 2008, we reversed the liability of $2,564 we had recorded prior to the Merger and recorded it in Other Income on our Consolidated Statements of Income.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

12.	Income Taxes

Prior to September 30, 2008, UIH had elected to be treated as a partnership for income tax purposes. The taxable income and all tax credits of UIH and its two limited liability company subsidiaries, UIM and Skyway, were reportable by the entities’ members on their individual tax returns. UPCIC was taxed as a C-corporation from its inception.

On September 30, 2008, our subsidiary merged with UIH. Since we are a C-corporation that files a consolidated tax return, all of our entities record corporate income taxes subsequent to the merger date. The income tax provision reflected in these statements is attributable to UPCIC for periods through the Merger date and to all entities after the Merger date.

A summary of the provision for income tax expense (benefit) is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal:
Current	$4,187	$6,286	$(345)
Deferred	2,805	1,131	(3,133)

Provision (benefit) for Federal income tax expense	6,992	7,417	(3,478)

State:
Current	661	687	—
Deferred	531	193	(536)

Provision (benefit) for State income tax expense	1,192	880	(536)

Provision (benefit) for income taxes	$8,184	$8,297	$(4,014)

The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the combined applicable effective federal and state tax rates to income (loss) before provision for income tax expense (benefit) as follows:

	Year Ended December 31,
	2008	2007	2006
Computed expected tax expense at federal rate	$14,145	$16,299	$4,794
State tax expense (benefit), net of federal deduction benefit	788	582	(393)
Dividend received deduction	(79)	(144)	(81)
Income of limited liability companies	(6,685)	(8,490)	(8,391)
Other, net	15	50	57

Income tax expense (benefit), as reported	$8,184	$8,297	$(4,014)

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Unearned premiums	$3,602	$3,391
Assessments	924	1,922
Loss reserve discount	306	566
Unrealized loss	899	—
Bad debt expense	115	60
Reinsurance provisions	—	49
Acquired deferred tax asset	172	—

Total deferred tax assets	6,018	5,988

Deferred tax liabilities:
Unrealized gain	—	(448)
Premium recognition	—	(411)
Deferred acquisitions costs	(3,032)	(390)
Other	(70)	(6)

Total deferred tax liabilities	(3,102)	(1,255)
Less: valuation allowance	(172)	—

Net deferred tax asset	$2,744	$4,733

In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We have no loss carryforwards available to offset future taxable income at December 31, 2008.

On our Consolidated Statements of Income, the pro forma computation of income taxes for the years ended 2008, 2007 and 2006, represents the tax effects that would have been reported had all of our subsidiaries recorded U.S. federal and state income taxes as part of filing a consolidated tax return for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had all our subsidiaries actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the pro forma amounts are for informational purposes only and are not intended to be indicative of the results of operations had we been required to file a consolidated tax return that included all of our subsidiaries for all periods presented.

13.	Regulatory Requirements and Restrictions

We operate within a heavily regulated industry. Our insurance subsidiary is subject to state laws and regulations, as well as national regulatory agency requirements, which require it to maintain minimum amounts of statutory surplus and risk-based capital, restrict its ability to pay dividends, restrict the types and mix of investments, and subject it to assessments.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Florida law requires that UPCIC maintain capital and surplus equal to the greater of 10% of its total liabilities or $4,000. Our statutory capital surplus was $54,675 at December 31, 2008, and exceeded the minimum capital and surplus requirements. State law also requires UPCIC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2008.

The National Association of Insurance Commissioners (“NAIC”) established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The OIR, which follows these requirements, could require an insurer to cease operations in the event it fails to maintain the required statutory capital.

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the OIR and the amount of dividends or distributions that would require prior approval of the OIR. The NAIC risk-based capital (“RBC”) requirements may further restrict UPCIC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2008 and 2007.

Our insurance subsidiary is subject to assessments by Citizens, the FHCF and the Florida Insurance Guaranty Association (“FIGA”). Citizens and the FHCF may levy assessments against all assessable insurers that write premiums in the State of Florida to cover operating deficiencies related to windstorm catastrophes. FIGA may levy assessments against all assessable insurers that write premiums in the State of Florida to cover the claims of policyholders of insurance companies in the State of Florida that have become insolvent.

Assessments implemented by Citizens are calculated by multiplying the ratio of our direct written premium on the subject lines of business to the total direct written premium on the subject lines of business of all assessable Florida insurance companies (“participation ratio”) by Citizens’ total operating deficit in its High Risk Account. By Florida statute, assessments implemented by either the FHCF or FIGA are capped annually at a flat percentage of 1% for FHCF and 2% for FIGA multiplied by our direct written premium on subject lines of business.

Under current regulations, insurers may recover the amount of their assessments from policyholders, or, in some cases, collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. To recover an assessment, we file for a rate increase which the OIR immediately approves. The rate increase is valid for a twelve-month period following the approval of the rate increase. Any assessment not recovered during the first twelve-month period can be included in subsequent rate filings until we fully recover the assessment.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The table below summarizes the activity related to assessments imposed upon us:

	2008	2007	2006
Expected recoveries of assessments, January 1	$4,918	$4,998	$180
Assessments expensed	—	3,088	4,985
Assessments recovered	(2,552)	(3,155)	(167)
Assessments not recoverable	(131)	(13)	—

Expected recoveries of assessments, December 31	$2,235	$4,918	$4,998

As described in Note 2(k), we expense assessments when they are imposed upon us; therefore, expected recoveries in the table above are not assets and will be recorded as income when collected. We are also currently collecting assessments upon policyholders on behalf of Citizens in the amount of 1.4%, and on behalf of FHCF in the amount of 1.0%. The premium written on each policy, except our flood policies, is multiplied by these assessment percentages to determine the amount to be remitted to the assessing agencies.

Because we issued a surplus note as defined by statutory accounting principles (“SAP”), as discussed in Note 11(a), we are subject to the authority of the Insurance Commissioner of the State of Florida with regard to our ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the OIR.

Our insurance subsidiary’s assets, liabilities and results of operations have been reported in accordance with GAAP, which varies from SAP prescribed or permitted by the NAIC, state laws and regulations, as well as by general industry practices. The following items are principal differences between SAP and GAAP:

•	SAP require that we exclude certain assets, called non-admitted assets, from the balance sheet.

•	SAP require us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.

•	We calculate deferred income taxes differently under SAP than we would under GAAP.

•	SAP require that we establish valuation allowances with regard to investments.

Our insurance subsidiary must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP.

The table below reconciles our consolidated GAAP net income to the statutory net income (loss) of UPCIC:

	Year Ended December 31,
	2008	2007	2006
Consolidated GAAP net income	$33,419	$39,642	$17,208
Increase (decrease) due to:
Commissions	5	73	1,023
Deferred income taxes	438	1,324	(3,671)
Deferred policy acquisition costs	(681)	233	(355)
Allowance for doubtful accounts	145	45	49
Assessments	(2,652)	99	4,830
Premium	443	(1,497)	3,588
Prepaid expenses	(92)	—	—
Interest accrued on takeout bonus income	1,238	(1,238)	—
Other, net	517	(123)	(506)
Operations of non-statutory subsidiaries	(23,869)	(27,070)	(23,770)

Statutory net income (loss) of UPCIC	$8,911	$11,488	$(1,604)

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of UPCIC:

	Year Ended December 31,
	2008	2007
Consolidated GAAP stockholders’ equity	$42,927	$46,099
Increase (decrease) due to:
Deferred policy acquisition costs	(3,696)	(3,015)
Deferred income taxes	2	(1,451)
Investments	(1,764)	(1,134)
Non-admitted assets	(1,533)	(488)
Surplus debentures	20,000	20,000
Provision for reinsurance	(398)	(2,365)
Equity of non-statutory subsidiaries	(6,020)	(11,500)
Commissions	2,104	2,099
Allowance for doubtful accounts	625	480
Assessments	2,457	5,109
Premium	—	(443)
Prepaid expenses	(92)	—
Interest accrued on takeout bonus income	—	(1,238)
Other, net	63	(454)

Statutory surplus as regards policyholders of UPCIC	$54,675	$51,699

14.	Commitments and Contingencies

(a)	Litigation

We are involved in claims-related legal actions arising in the ordinary course of business. Amounts resulting from claims-related legal actions are accrued in Unpaid Losses and Loss Adjustment Expenses during the period an unfavorable outcome becomes probable and the amounts can be estimated. Revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. Management revises the estimates based on the results of their analysis. We are not currently involved in any material non-claims-related litigation.

(b)	Regulatory and Other

In November 2008, the Florida Legislature noted that the FHCF is facing a potential shortfall of nearly $19 billion in 2009. The FHCF has the authority to raise additional cash to pay claims through the issuance of bonds, the retirement of which would be funded by imposing additional assessments on future insurance premiums written in the state. Because of our participation in assigned risk plans, we may be exposed to losses that surpass the capitalization of these facilities and/or to additional assessments from these facilities. In addition, while we can recover these assessments from policyholders through premium rate increases, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements.

We are also subject to changing social, economic, and regulatory conditions. Regulatory authorities as well as legislative bodies in the State of Florida seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies. They can also limit insurers’ ability to change coverage terms or impose underwriting standards or impose additional regulations regarding agent and broker compensation. All of these items result in an expansion of the overall regulation of insurance products and the insurance industry.

15.	Leases

We lease office space and office equipment under operating leases. In June 2008, we entered into a new six-year operating lease agreement for office space for our corporate headquarters. The new lease provides us with an option for two renewal periods of five years each. The office equipment leases have various expiration dates. Lease expense amounted to $241, $123 and $103 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, our minimum future lease payments under non-cancellable operating leases are as follows:

2009	390
2010	404
2011	419
2012	404
2013	415
Thereafter	271

Total	$2,303

16.	Related Party Transactions

Prior to consummation of the Merger on September 30, 2008, the owner of two independent insurance agencies that write our policies, Alpha Insurance Management and Comegy’s Insurance Corner, served on the Board of Directors of UIH. During 2008, 2007, and 2006, we paid board fees and agents’ commissions to the aforementioned agencies totaling $679, $715, and $600, respectively. The commissions paid were determined in accordance with industry rates. As of September 30, 2008, the owner of the aforementioned insurance agencies no longer serves as a director of UIH, but remains a common stockholder.

We place private reinsurance through BMS Group, Ltd., a broker that employs a person that served as a UIH

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

director until the close of the Merger. The reinsurers pay commissions to the broker determined in accordance with industry rates. As of September 30, 2008, the aforementioned person no longer serves as a director, but remains a common stockholder.

We have entered into an investment-management agreement with Synovus Trust Company, N.A. (“Synovus Trust”), which provides discretionary investment management services for the investment accounts of our subsidiaries. The agreement was effective October 8, 2003, and remains in effect until terminated by either party. Synovus Trust is owned by Synovus Financial Corporation (“Synovus”). Synovus owned 14.6% of our outstanding common shares at December 31, 2008, and owned 17.2% of UIH at December 31, 2007. During 2008, 2007, and 2006, our subsidiaries incurred combined fees under the agreement of $104, $99 and $78, respectively.

During 2008, 2007 and 2006, we held various secured note agreements with CB&T. CB&T is a subsidiary of Synovus. The amount outstanding on the note at December 31, 2008 and 2007 was $4,327 and $23,833, respectively. Total interest incurred related to the CB&T note agreements totaled $754, $2,956 and $741 for the years ended December 31, 2008, 2007 and 2006, respectively. The interest rates charged and earned were determined in accordance with industry rates.

From December 2005 through the close of the Merger, we had an agreement with Raymond James Financial, Inc. (“RJF”) to provide us with investment banking services. A person that served as a director of UIH prior to the Merger, and who remains a common stockholder after the Merger, works for RJF as a managing director. During 2008, we incurred fees of $1,646 under the agreement that were related to the Merger; therefore, those fees were a portion of the amount by which we reduced equity for direct costs of the Merger. In 2006, we incurred fees of $965 under the agreement that were related to a debt financing; therefore, we recorded that amount as interest expense. We incurred no fees in 2007 under the agreement.

As of December 31, 2007, we had notes receivable from certain officers in the amount of $100. The notes, plus accrued interest of $15, were forgiven in March 2008.

During the first quarter of 2008, UIH’s Chairman of the Board of Directors exercised an option for $63 to purchase 258 additional membership units of UIH. No further UIH equity purchase options exist.

Our Chairman of the Board of Directors also sits on the Board of Directors of Prime. Prime is the company that issued us a note receivable in exchange for the Prime common stock that we owned, as discussed in Note 5.

In a private placement immediately prior to the offering that took place on October 11, 2007 (the “Offering”), certain of our directors purchased, through FMGI, common stock warrants which they can exercise to purchase 1,250,000 shares of our common stock. The common stock warrants were purchased at a price of $1.00 per warrant from us and not as part of the Offering. As a result of the Merger, FMGI surrendered back to us warrants to purchase 179,819 shares of our common stock.

In addition to surrendering the warrants mentioned above, FMGI also agreed, as part of the Merger transaction, to reduce the number of shares of our common stock they owned by 179,819. No consideration was paid for these surrendered shares and these shares were cancelled.

On September 29, 2008, we issued notes payable with a total face amount of $7,527 to two of our former stockholders. These notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors (see Note 11). In exchange for these two notes, we received 869,565 shares of UIHC common stock, with a total value of $6,878 at the time the notes were issued. We recorded a discount on these two notes of $649 which will be amortized to interest expense over the three-year term of the notes. The notes bear interest at 11% per annum, and require semi-annual interest-only payments each April 1 and October 1. The entire principal balance is due and payable on September 29, 2011.

On September 29, 2008, we issued a note payable with a total face amount of $538 to two of our directors, through United Noteholders, LLC, in exchange for cash. This note was issued under the note agreement we entered into on August 15, 2008 (see Note 11).

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

FMGI made available to us a limited-recourse, revolving line of credit totaling $250. The revolving line of credit terminated upon the completion the Merger.

17.	Stock Compensation Plans

At December 31, 2008 and 2007, we did not have a stock-based employee compensation plan. Prior to the Merger, however, UIH’s Board granted UIH membership units to key personnel in 2007 and 2006. For the years ended December 31, 2007 and 2006, the fair market value of the membership units awarded was $206 and $190, respectively.

18.	Employee Benefit Plan

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. Our contributions to the plan on behalf of the participating employees were $80, $73 and $57 for the years ended December 31, 2008, 2007 and 2006, respectively.

19.	Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses, net of the related income tax effect, on debt and equity securities classified as available-for-sale, and is included as a component of stockholders’ equity.

Comprehensive income (loss) during the year is as follows:

	Year Ended December 31,
	2008	2007	2006
Net unrealized gains (losses)	$(3,581)	$1,950	$408
Tax effect	1,347	(755)	(154)

Net unrealized gains (losses), net of tax	$(2,234)	$1,195	$254

The balance of comprehensive income (loss) is as follows at year end:

	December 31,
	2008	2007	2006
Beginning balance	$744	$(451)	$(705)
Net unrealized gains (losses), net of tax	(2,234)	1,195	254

Ending balance	$(1,490)	$744	$(451)

20.	Capital Transactions

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2008, we had not issued any shares of preferred stock.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

During the first quarter of 2008, UIH’s Chairman of the Board of Directors exercised an option for $63 to purchase 258 additional membership units of UIH.

On September 29, 2008, we increased the number of authorized shares of our common stock from 20,000,000 to 50,000,000 with a $0.0001 par value per share.

As further detailed in Note 4, we completed the acquisition of, and merger with, UIH effective September 30, 2008. The following transactions relating to our capital stock occurred in connection with the Merger:

•

We issued 8,929,819 shares of our common stock to the members of UIH, as well as warrants to purchase 1,273,569 shares of our common stock. Each common stock warrant allows the holder to purchase one share of our common stock at an exercise price of $6.00 per share. The warrants are exercisable beginning October 4, 2008, and expire on October 4, 2011.

•	We paid cash of $15,740 pursuant to the stock purchase agreements to repurchase 1,980,671 shares of our common stock on September 29, 2008.

•	We repurchased 869,565 shares from two former stockholders by exchanging notes payable for the shares. The notes have a face value of $7,527 and bear interest at 11% per annum (see Note 11).

•

We paid cash of $10,039 to holders of 1,267,863 shares of our common stock who did not vote in favor of the Merger and elected to have their shares of common stock converted to cash. Subsequent to the Merger, none of our common stock is redeemable.

•

FMGI surrendered 179,819 shares of UIHC common stock it owned. No consideration was paid for these surrendered shares and the shares were cancelled. FMGI also surrendered 179,819 of the common stock warrants that it owned. See Note 16 for a further discussion of FMGI being a related party to UIHC.

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

We have a right to redeem the warrants if the last sales price of the common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders. If we call the warrants for redemption, our management will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a “cashless basis.” If our management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering his, her or its warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. If we call our warrants for redemption and our management does not take advantage of this option, Pali Capital would still be entitled to exercise its 350,000 warrants for cash or on a cashless basis. The right of redemption does not apply to the private warrants held by FMGI, as discussed below.

Currently, an escrow agent, pursuant to an escrow agreement, is holding 945,181 shares of our common stock until 12 months after the Merger date. FMGI, the initial sponsor of FMG prior to our initial public offering, owns 865,181 of the escrowed shares, while other investors own the remaining escrowed shares.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

FMGI holds warrants to purchase 1,070,181 shares of our common stock. As long as these warrants are held by FMGI or certain permitted assigns, they are non-redeemable and can be exercised on a “cashless” basis.

At December 31, 2008, we had warrants outstanding to purchase shares of our common stock with the following terms:

Number of Shares		Exercise Price	Expiration Date
7,077,375		$6.00	10/04/11
350,000	*	6.00	10/04/10

*	This warrant is part of a unit purchase option. See discussion above regarding unit purchase options.

21.	Dividends and Distributions

UIHC is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet UIHC’s obligations are distributions, dividends, and other permitted payments from its subsidiaries. While there are no restrictions on distributions from UIHC, dividends from UPCIC have certain restrictions (see Note 13).

Prior to the recently completed Merger, and in accordance with the UIH Members Agreement, UIH provided cash distributions to each of its members on an annual basis to allow each member to pay any federal income tax which may have been owed on the taxable income attributable to the person/entity as a member of UIH. During 2008 and 2007, UIH paid tax distributions to its members totaling $16,225 and $8,281, respectively. During 2008 and 2007, UIH declared and paid $2,000 and $10,000 of non-tax-related distributions to UIH members. The $2,000 non-tax-related distribution in 2008 was authorized under the Merger agreement.

See Note 11(c) for a discussion regarding restrictions on dividends or distributions imposed by the notes payable related to the Merger.

22.	Subsequent Events

On February 17, 2009, UPCIC assumed approximately two thousand two hundred policies from Citizens. We recognized $3,058 in premium from this assumption, as well as commission expense of $489. The policies were removed from Citizens pursuant to the 2008 Agreement.

On March 1, 2009, UIHC entered into a non-binding letter of intent to acquire substantially all of the assets and assume certain liabilities of Coral Enterprises, LLC, and/or its subsidiaries (“Coral LLC”). Coral LLC is engaged in the business of providing property and casualty insurance in the State of Florida. Consummation of any transaction is subject to the receipt of required regulatory approvals, UIHC’s completion of due diligence, negotiation and execution of definitive agreements and other customary conditions to closing. There can be no assurance that the acquisition contemplated by the letter of intent or any similar transaction will ever be consummated.

We have decided to discontinue offering our commercial product, called e-Z Pac Insurance, which was designed for auto-service professionals. The e-Z Pac Insurance, which we refer to as our “Garage” line of business, represented approximately 4%, 3% and 2% of our gross premiums written for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. We have entered into an agreement, to be effective April 1, 2009, granting the renewal rights on these Garage policies to another insurer; therefore, we will not renew Garage policies on or after that date. As consideration for these renewal rights, we will receive a percentage of the gross net written premium (adjusted for certain items) for any of the Garage policies that are underwritten by the other insurer or its affiliates between April 1, 2009 and March 31, 2010. There is no assurance that we will receive any amounts pursuant to the foregoing agreement, as our policyholders may choose not to renew their Garage insurance with the other insurer.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A (T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls are designed with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records in reasonable detail to accurately and fairly reflect our transactions; providing reasonable assurance transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting for United Insurance Holdings Corp. unconsolidated as of December 31, 2008. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria set forth in the Internal Control-Integrated Framework, our management believes as of December 31, 2008, our internal control over financial reporting of United Insurance Holdings Corp. unconsolidated is effective.

On September 30, 2008, we acquired United Insurance Holdings, L.C., a privately held company, and its affiliated companies in a transaction accounted for as a reverse acquisition and renamed our company to United Insurance Holdings Corp. Upon the consummation of the Merger, our legacy internal controls and management were entirely supplanted by those of United Insurance Holdings, L.C. and its affiliates. Due to the limited time remaining from the Merger date to our December 31, 2008 year end, it was not practical for us to perform and complete an assessment of the internal controls of our subsidiaries prior to year end. We will evaluate the controls of all of our subsidiaries during 2009 using the criteria of the COSO Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2008, no changes in our internal control over financial reporting have come to our management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Because of the inherent limitations of internal controls, we do not expect our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance our objectives will be met. Further, no evaluation of controls can provide absolute assurance misstatements due to error or fraud will not occur or all control issues and instances of fraud, if any, within our company have been detected.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance.

Information Regarding Board of Directors and Executive Officers

The following table provides information regarding each of our Board of Directors and executive officers:

Name	Age	Position
Gregory C. Branch	61	Chairman of the Board
Gordon G. Pratt	47	Vice Chairman
Donald J. Cronin	55	President, Chief Executive Officer and Director
Alec L. Poitevint, II	61	Director
Larry G. Swets, Jr.	34	Director
Kent G. Whittemore	61	Director
James R. Zuhlke	62	Director
Nicholas W. Griffin	40	Chief Financial Officer
Melvin A. Russell, Jr.	53	Chief Underwriting Officer

Gregory C. Branch is our current Chairman, and had previously served as the Chairman and Chief Executive Officer and a majority unitholder of UIH since its inception in 1999. He is also the owner of Branch Properties, Inc. and has been its Chairman and owner since 1986, which specializes in equine feeds. Mr. Branch has served as the President of Branch Properties since 1986. Mr. Branch graduated from the University of Florida with a B.S. in Agriculture Economics and served at the rank of Captain in the U.S. Army. Mr. Branch served as Chairman of Summit Holding Southeast, Inc.; an insurance holding company that completed its initial public offering in 1997 and was acquired by Liberty Mutual in 1998. Mr. Branch is a Director of Prime Holdings, Inc.; a private insurance holding company focused on excess and surplus lines products. Mr. Branch was an underwriting member of Lloyd’s of London from 1986 through 2004.

Gordon G. Pratt is our Vice Chairman. Prior to the Merger, he served as the Chairman of the Board of Directors, President and Chief Executive Officer for FMG Acquisition Corp., since its inception. Mr. Pratt is Managing Director of Fund Management Group and Managing General Partner for Distribution Partners Investment Capital, L.P., which he co-founded in 1999. Fund Management Group specializes in managing investments in and providing advice to privately held insurance related businesses. Fund Management Group (i) manages Distribution Partners, (ii) makes direct private equity investments, and (iii) consults with privately-held companies and their boards of directors. Fund Management Group/Distribution Partners past and current portfolio companies include: Bertholon-Rowland Corp.; Calco Holdings Corporation; Distinguished Programs Holdings; Envoy Health; InsRisk Equity Fund, LP; Kibble & Prentice Holding Company; Pavlo, Weinberg & Associates; Reliant Pre-Pak, LLC; and Tri-City Holdings, Inc. Mr. Pratt is Chairman of the Board of Risk Enterprise Management Limited (national third-party property/casualty administrator), a Director of Ovation Benefits Group, LLC (employee benefits broker) and a former director of Calco (California retail broker), Bertholon-Rowland (New York program manager), Kibble & Prentice (Seattle retail broker), and Tri-City Holdings (national wholesaler).

From July of 2004 through April of 2006, concurrently with his duties at Fund Management Group, Mr. Pratt also was Senior Vice President of Corporate Finance for Willis Group, the global insurance broker. At Willis he was in charge of the Group’s acquisitions and divestitures worldwide. Prior to joining Willis in 2004, Mr. Pratt was an owner of Hales & Company, an investment banking firm serving the insurance industry. While at Hales, he helped to found Hales’ New York office and launched Distribution Partners in 1999. Before joining Hales, he was a Senior Vice President, shareholder, and member of the operating committee of Conning & Company, which for more than 85 years focused on insurance investment, research, and asset management. At Conning, Mr. Pratt was involved in all aspects of forming, managing, and investing the Conning Funds, which at that time totaled more than $430 million of private equity capital for investment in the insurance industry. He began his career at The Chase Manhattan Bank, N.A. in 1986. Mr. Pratt graduated with a B.A. in United States history from Cornell University (1984) and a Master of Management, Finance and Accounting from Northwestern University (1986).

During his career, Mr. Pratt has completed dozens of corporate finance advisory and investment transactions in the insurance industry. While at The Chase Manhattan Bank, N.A, among other duties, he co-invented a structured financial product for mutual insurance companies and expanded Chase’s efforts in insurance mergers, acquisitions, and merchant banking. Mr. Pratt’s clients included Kohlberg Kravis Roberts & Company, and he served as a lead senior debt underwriter for KKR’s purchase of American Re-Insurance Company in 1992, at the time the largest-ever leveraged buyout of an insurance company. Later that year he joined Conning & Company, then a privately-held investment bank, asset manager, and research company focused on the insurance industry. During his career at Conning, Mr. Pratt was promoted to Senior Vice President and became a shareholder, private equity partner, and member of the operating committee. While at Conning, Mr. Pratt served on the boards of directors for: HealthRight, Inc. (managed care); Investors Insurance Holding Corp. (excess and surplus lines); Monroe Guaranty Companies, Inc. (commercial lines); Sagamore Financial Corporation (impaired risk life); and Stockton Holdings Ltd., (finite risk).

Donald J. Cronin is our President and Chief Executive Officer since the Merger. Prior to the Merger, he was the President of UIH and President and Chief Executive Officer of UIH’s wholly-owned subsidiaries. Mr. Cronin joined UIH in 2001 as Vice President and was named President and Chief Executive Officer of UIH and its subsidiaries in November 2002. Mr. Cronin has 33 years experience in the property and casualty insurance business, most recently as Vice President of Marketing, Underwriting and Operations of United Agents Insurance Company of Louisiana. While in Louisiana, Mr. Cronin served on the advisory board of the School of Insurance at Louisiana State University. He has been actively involved with a number of insurance associations throughout his career.

Alec L. Poitevint, II is a member of our Board of Directors and prior to the Merger served as a Director of UIH since 2001. He is the Chairman and President of Southeastern Minerals, Inc., and its affiliated companies headquartered in Bainbridge, Georgia. Mr. Poitevint joined Southeastern Minerals, Inc. in 1970. He currently also serves as Vice-Chairman and Director of First Port City Bank of Bainbridge. Mr. Poitevint also serves as Chairman of American Feed Industry Insurance Company and is past Chairman of American Feed Industry Association and National Feed Ingredients Association. Mr. Poitevint serves on the Republican National Committee (“RNC”) as Committeeman for Georgia and was the RNC Treasurer from 1997-2001.

Larry G. Swets, Jr., CFA, is a member of our Board of Directors and prior to the Merger served as the Chief Financial Officer, Executive Vice President, Secretary, Treasurer and a Director of FMG Acquisition Corp., since its inception. Since June 2005, Mr. Swets has served as the Managing Director of Itasca Financial, LLC, an advisory firm to insurance companies and financial service firms whose clients include the insurance industry. In addition, Mr. Swets is Managing Director of InsRisk Partners, LLC, which he founded in early 2007. InsRisk manages private funds for investment in insurance-focused securities. Mr. Swets also serves as Acting Chief Financial Officer of Risk Enterprise Management Limited. Mr. Swets has been an insurance company executive and advisor, including serving as Director of Investments and Fixed Income Portfolio Manager for Kemper Insurance, a diversified mutual property-casualty insurance company, from June 1997 to May 2005. As Director, Mr. Swets oversaw Kemper’s relationships with banks and outside investment advisors; he also coordinated various treasury, cash management, and financial analysis functions. He served Kemper in evaluating business units, executing corporate transactions and divestitures, and by developing financial projections and analysis for the company during its runoff stage. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. He has taught finance and investments as an adjunct professor at the College of Business, Valparaiso University. Mr. Swets holds a Bachelor’s degree from Christ College, Valparaiso University, Summa Cum Laude (1997) and a Master’s degree in Finance from De Paul University (1999). Mr. Swets holds the Chartered Financial Analyst designation and is a member of the CFA Society of Chicago and the CFA Institute. Since January 2009, Mr. Swets has served as a Director of Kingsway Financial Services, Inc., an insurance company located in Ontario, Canada.

Kent G. Whittemore is a member of our Board of Directors and prior to the Merger served as a Director of United Property & Casualty Insurance Company, a wholly-owned subsidiary of UIH, since 2001. He is the President and a shareholder of The Whittemore Law Group, P.A., located in St. Petersburg, Florida, a law firm he co-founded in 1987. Mr. Whittemore has served as President of both the St. Petersburg Bar Association and the Tampa Bay Trial Lawyers Association. He is currently a director of the Southern Trial Lawyers Association and is a former director of the Academy of Florida Trial Lawyers. He also served on St. Petersburg’s Charter Review Commission. Mr. Whittemore received a B.S. in Business Administration from the University of Florida and a Juris Doctorate from Stetson College of Law

James R. Zuhlke is a member of our Board of Directors. Prior to the Merger, he was a member of FMG’s Board of Directors since their inception. Since June 2005, Mr. Zuhlke has served on the Board of Directors of Southern Eagle Insurance Company, a Florida based provider of workers compensation insurance. Mr. Zuhlke acted as a consultant to Brooke Capital Corporation beginning October 2007 and served as its Executive Vice President, Insurance Company Operations from February 2008 to October of 2008. Brooke Capital Corporation filled for protection under Chapter 11 of the U.S. Bankruptcy Code in October of 2008. From April 1998 until January 2004, he was President and Chief Executive Officer of Kingsway America Inc. and a director of its parent Kingsway Financial Services, Inc., a NYSE listed company specializing in providing personal and commercial lines of property and casualty insurance in the United States and Canada. During his tenure at Kingsway America, Mr. Zuhlke assisted in the acquisition of six insurance businesses and managed the integration and assimilation of their operations by strengthening planning, budgeting, financial reporting, underwriting, and claims handling disciplines. Under his leadership, Kingsway America reached $1.0 billion in net premiums written in five years. In 1976, Mr. Zuhlke started his first insurance business, Washington International Insurance Company, and served as its President and Chief Executive Officer. In 1980, he co-founded insurance underwriting operations which in 1986 became Intercargo Corporation, a specialist in U.S. customs bonds and international freight insurance. At Intercargo, he was President and Chairman of the Board of Directors. Intercargo became a NASDAQ listed company in 1988 and ultimately was sold to XL Capital Ltd. in 1998. Mr. Zuhlke holds a Bachelor’s degree (1968) and a Juris Doctor’s degree (1971) from the University of Wisconsin. He is a member of the Wisconsin, Illinois and American Bar Associations.

Nicholas W. Griffin is our Chief Financial Officer since the Merger. Prior to the Merger, Mr. Griffin was the Chief Financial Officer of UIH since its inception in 1999. Mr. Griffin is responsible for the management and supervision of all of our finance and accounting activities. Mr. Griffin also manages our in-house catastrophe models, dynamic financial analysis, loss reserving analysis and capital allocation activities. Mr. Griffin received a B.S. in Accounting from the University of Florida, an M.B.A. from Stetson University and a Juris Doctorate from Stetson College of Law.

Melvin A. Russell, Jr. is our Senior Vice President since the Merger. Prior to the Merger, Mr. Russell was the Senior Vice President and Secretary of UIH and joined UIH at its inception in 1999. He has 32 years experience in the property and casualty business, with over 19 years in the Florida insurance market. Much of his time in the industry has been spent in management; prior to that, he gained valuable experience doing production underwriting of large, complex commercial accounts in both Florida and New England for two large multi-line national carriers. Mr. Russell has a B.A. in English from Gordon College in Wenham, Massachusetts.

There have been no material changes to the procedures by which a stockholder may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2008, two Form 4 filings were filed after two days from the date of the reportable transactions by Larry Swets, a member of our Board of Directors. He reported five transactions on these combined Form 4 filings.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. We have filed copies of our code of conduct and ethics as an exhibit to this 10-K. These documents may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of provisions of our code of ethics in a Current Report on Form 8-K.

Audit Committee

We have an audit committee that has been established in accordance with section 3(a) (58) (A) of the Securities Exchange Act. The committee is comprised of James Zuhlke, Alec Poitevint, II and Kent Whittemore. James Zuhlke is the financial expert on our audit committee. All three members of our audit committee are independent in accordance with the SEC and NASDAQ rules and requirements.

The Audit Committee has reviewed and discussed, with management and DeMeo, Young, McGrath, CPA (“DYM”), our independent registered public accounting firm, our 2008 financial statements and the matters required to be discussed by Statement on Auditing standards (SAS) No. 61, Communication with Audit Committees, as amended (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Audit Committee has received from our independent accountants the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountants their independence from UIHC and its management.

Following the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

Compensation of Directors

The following table sets forth information regarding the compensation received by each of our directors during the year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gordon G. Pratt	$4,500		—	—	—	—	—	$4,500
Alec L. Poitevint, II(2)	$67,000	(3)	—	—	—	—	—	$67,000
Larry G. Swets, Jr.	$4,500		—	—	—	—	—	$4,500
Kent G. Whittemore(2)	$68,000	(3)	—	—	—	—	—	$68,000
James R. Zuhlke	$5,000		—	—	—	—	—	$5,000
Duncan Aitken (1)	$60,500	(3)	—	—	—	—	—	$60,500
Mark Berset(1)	$61,500	(3)	—	—	—	—	—	$61,500
Kern Davis(1)	$63,500	(3)	—	—	—	—	—	$63,500
Pat Delacey(1)	$63,000	(3)	—	—	—	—	—	$63,000
Fazal Fazlin(1)	$63,500	(3)	—	—	—	—	—	$63,500
William Hood(1)	$60,000	(3)	—	—	—	—	—	$60,000
Neil Savage(1)	$62,000	(3)	—	—	—	—	—	$62,000

(1)	Was a member of UIH’s Board of Directors until the date of the Merger at which time he resigned.
(2)	Was a member of UIH’s Board of Directors until the date of the Merger and was a member of our Board of Directors subsequent to the Merger.
(3)	Each of the Directors of UIH prior to the Merger received $50,000 bonus.

Each Director is paid a stipend of $2,500 per quarter, $1,000 for each board meeting the Director attends in person and $500 for each board meeting the Director attends telephonically. In addition, each Director is paid $500 for each Board committee meeting the Director attends.

Prior to the Merger, FMG Acquisition Corp.’s directors did not receive any cash compensation for their service as members of the Board of Directors.

Summary Compensation Table

The following table sets forth compensation information for each of our named executive officers during the years ended December 31, 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
Donald J. Cronin President and Chief Executive	2008	$282,219	$150,000	(12)	$37,500	(11)	$70,619	(3)	$540,338
	2007	$254,800	$84,000		$88,350	(1)	$12,500	(2)	$439,650

Nicholas W. Griffin Chief Financial Officer	2008	$216,593	$150,000	(12)	$37,500	(11)	$39,684	(4)	$443,777
	2007	$204,800	$60,000		$58,900	(1)	$10,000	(2)	$333,700

Melvin A. Russell, Jr. Chief Underwriting Officer	2008	$174,833	$75,000	(12)	$—		$34,813	(5)	$284,646
	2007	$155,390	$48,000		$58,900	(1)	$5,835	(2)	$268,125

Gregory C. Branch Chief Executive Officer of UIH(6)	2008	$—	$—		$—	(8)	$168,500	(7)	$168,500
	2007	$—	$—		$—	(9)	$125,500	(10)	$125,500

(1)	The stock awards were awarded in accordance with the reallocation of UIH membership units for services performed. During 2007, the Board granted 93 membership units to Mr. Cronin, 62 membership units to Mr. Griffin and 62 membership units to Mr. Russell. These membership units were reallocated from outstanding membership units held by all UIH members, except one, pursuant to the terms of UIH’s members’ agreement. Amounts were calculated in accordance with SFAS 123(R).
(2)	Represents company match under our 401(k) plan.
(3)	Mr. Cronin received a company match of $12,917 under our 401(k) plan and $57,702 from a note including accrued interest that was forgiven during 2008.
(4)	Mr. Griffin received a company match of $10,833 under our 401(k) plan and $28,851 from a note including accrued interest that was forgiven during 2008.
(5)	Mr. Russell received a company match of $5,962 under our 401(k) plan and $28,851 from a note including accrued interest that was forgiven during 2008.
(6)	Mr. Branch served as Chairman of the Board and Chief Executive Officer for UIH through September 30, 2008.
(7)	Mr. Branch received $100,000 for services as Chief Executive Officer of UIH prior to the Merger and $68,500 for his services as a director of UIH through September 30, 2008 and for his services as our Chairman of the Board subsequent to the Merger.
(8)	Pursuant to UIH’s members agreement, as amended, Mr. Branch, as the Chairman of the Board, received an option to purchase 5,454 membership units at a total exercise price of $400,000. On January 1, 2007, Mr. Branch, exercised this option and purchased such membership units. There was no compensation cost to UIH in connection with this award in accordance with FAS 123(R).
(9)	UIH’s members agreement provided that its Board of Managers had the discretion to grant to the Chairman of the Board an award of additional membership units or an option to purchase additional membership units in an amount, if granted, that was to be (1) no greater than the aggregate amount of membership units granted or, if option grants, issuable upon the exercise of options granted to all of UIH’s other officers and managers, but (2) no less than the largest amount of membership units granted or, if option grants, issuable upon the exercise of options granted to any single UIH officer or manager. Any such grant of membership units or any option award granted pursuant to the foregoing provision was to be on the same terms and conditions as the awards granted to other officers and managers, provided that the Chairman was to have twelve months from the date the officers and managers exercise their option awards to exercise his option award. On January 1, 2007, UIH granted to the Chairman of the Board, Mr. Branch, an option to purchase 258 membership units, an amount equal to the aggregate number of membership units granted by UIH to its other officers and managers, at an exercise price of $242 per unit. Mr. Branch exercised the entire option. There was no compensation cost to UIH in connection with this award in accordance with FAS 123(R). The completion of the Merger resulted in the termination of any option provisions contained in the UIH members agreement, and the unexercised options held by the Chairman at the time of the Merger were waived as a condition to closing the Merger.
(10)	Mr. Branch received $120,000 for services as Chief Executive Officer of UIH and $5,500 for his services as a director of UIH.
(11)	The Company’s Compensation and Benefits Committee recommended to the Board of Directors that Mr. Cronin receive 12,500 shares of common stock and that Mr. Griffin receive 12,500 shares of common stock for services performed. On March 25, 2009, the Board of Directors unanimously voted to adopt the recommendations for management compensation made by the Compensation Committee. The grants were deemed to have been made on March 25, 2009, and are fully vested. The stock grants were valued in accordance with SFAS 123(R).
(12)	The Company’s Compensation and Benefits Committee recommended to the Board of Directors that bonuses be awarded to Mr. Cronin, Mr. Griffin and Mr. Russell. On March 25, 2009, the Board of Directors unanimously voted to adopt the recommendations for management compensation made by the Compensation Committee. The bonuses awarded to Mr. Cronin, Mr. Griffin, and Mr. Russell were accrued for at year-end and were paid to the executives in March 2009.

During 2007 and 2008, our officers included in this summary compensation table did not have any option awards, non-equity incentive plan compensation or any nonqualified deferred compensation earnings.

Reallocation of Membership Units

The agreement between UIH’s members, as amended, provided the UIH board of directors authority to issue up to 4,109 membership units to UIH management and Chairman of the Board (including convertible securities to acquire units, but as adjusted for any splits, dividends, combinations or recapitalizations or similar transactions). Subsequent to the Merger, there are no remaining membership units.

Bonus Awards

Amounts included in the Bonus column in the Summary Compensation Table above represent amounts paid in 2008 and 2007 to each of our named executive officers in accordance with our employee bonus program. Amounts awarded under the bonus program are a function of our financial and overall business performance as well as the employee’s contribution to our performance as determined at the end of each fiscal year by our Board of Directors.

401(k) Profit Sharing Plan

We adopted a tax-qualified profit sharing 401(k) plan that covers all employees who have completed 90 days of service, except for nonresident aliens with no U.S. source income. Pursuant to the 401(k) plan, participants may elect to make pre-tax contributions up to the statutorily prescribed annual limit. The 401(k) also provides for employer matching contributions equal to 100% of the first 5% of compensation deferred into the plan. Contributions made by employees and company matching contributions to the 401(k) plan, as well as the income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and we can deduct our contributions, if any, for the fiscal year in which they are made.

FMG Executive compensation

Prior to the Merger, no executive officer of FMG Acquisition Corp. received any cash or non-cash compensation for services rendered to FMG. Each executive officer had agreed not to take any compensation prior to the consummation of a business combination. However, FMG’s executive officers were reimbursed for any out-of-pocket expenses incurred in connection with activities on FMG’s behalf such as identifying potential merger partners and performing due diligence on suitable business combinations.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised equity awards as of December 31, 2008.

Compensation

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in the insurance industry. During 2009, we are forming a Compensation Committee. We expect the Compensation Committee will stay apprised of the cash and equity compensation practices of publicly held companies in the insurance industry through the review of such companies’ public reports and through other resources. We expect any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to ours, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe gathering this information will be an important part of the compensation-related decision-making process by our Compensation Committee.

Compensation Components

Base Salary. Generally, we will work with the Compensation Committee in setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. We anticipate performing annual reviews of base salaries and the Compensation Committee and our Board of Directors will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We intend to design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. Near the beginning of each year, our Board of Directors, upon the recommendation of the Compensation Committee, will determine performance parameters for appropriate executives. At the end of each year, our Board of Directors and Compensation Committee will determine the level of achievement for each corporate goal.

We will structure cash incentive bonus compensation so the compensation is taxable to our employees at the time it becomes available to the employee. At this time, it is not anticipated any executive officer’s annual cash compensation will exceed $1 million, and accordingly, we have not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards. We also may use stock options and other stock-based awards to reward long-term performance. We believe providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our stockholders and with our long-term success. The Compensation Committee and our Board of Directors will develop equity award plan determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.

Other Compensation. We maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans will be available to all salaried employees and will not discriminate in favor of executive officers. We may extend other perquisites to our executives that are not available to our employees generally.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of February 28, 2009, concerning beneficial ownership of shares of our stock and the approximate percentage of shares of our stock owned by (i) each person known to us to own 5% or more of our outstanding shares of common stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group:

Name And Address Of Beneficial Owner (1)	Number Of Shares Of Beneficial Ownership	Percentage Of Common Stock (2)
FMG Investors LLC (3)	2,002,412	17.2%
Gordon G. Pratt, Vice Chairman (4)	2,254,412	19.0%
Larry G. Swets, Jr., Director (5)	2,027,412	17.4%
Gregory C. Branch, Chairman (6)	1,740,085	16.2%
Synovus Financial Corp. (7)	1,762,941	16.4%
Millennium Management LLC and Israel A. Englander (8)	1,517,975	13.2%
Integrated Core Strategies (US) LLC (9)	975,575	8.5%
Millenco LLC (10)	542,400	5.1%
Kent G. Whittemore (11)	247,229	2.3%
Alec L. Poitevint, II (12)	401,401	3.8%
Donald J. Cronin, Director, President & CEO (13)	90,097	*
Nicholas W. Griffin (14)	52,343	*
Melvin A. Russell, Jr. (15)	54,181	*
James R. Zuhlke	17,839	*
Directors and Officers as a Group (9 persons)	4,882,587	40.0

*	owns less than 1%
(1)	Unless otherwise noted, c/o United Insurance Holdings Corp., 360 Central Avenue, Suite 900, St. Petersburg, FL 33701.
(2)	Percentage of ownership is based on 10,548,932 shares of common stock outstanding on February 28, 2009.
(3)	Represents 932,231 shares directly owned by FMG Investors LLC and 1,070,181 shares which may be acquired within 60 days by exercise of common stock warrants.
(4)	Represents 252,000 shares which may be acquired within 60 days by exercise of common stock warrants owned directly by Mr. Pratt and Mr. Pratt is a managing member of FMG Investors LLC and may be deemed to beneficially own 932,231 shares and 1,070,181 shares which may be acquired within 60 days by exercise of common stock warrants.
(5)	Represents 25,000 shares which may be acquired within 60 days by exercise of common stock warrants owned directly by Mr. Swets and Mr. Swets is a managing member of FMG Investors LLC and may be deemed to beneficially own 932,231 shares and 1,070,181 shares which may be acquired within 60 days by exercise of common stock warrants.
(6)	Represents 1,153,375 shares directly owned by Mr. Branch and 164,494 shares which may be acquired within 60 days by exercise of common stock warrants. Includes 250,928 shares owned by O.C. Branch Trust and 35,787 shares which may be acquired within 60 days by exercise of common stock warrants. Mr. Branch has voting power over these shares owned by O.C. Branch Trust. Includes 118,588 shares owned by Greg Branch Family LP and 16,913 shares which may be acquired within 60 days by exercise of common stock warrants. Mr. Branch has voting power over these shares owned by Greg Branch Family LP.
(7)	Based on information contained in a Form SC 13D filed by Synovus Financial Corp. (“Synovus”), Synovus owns 1,542,894 shares directly and has the right to acquire 220,047 shares within 60 days by exercise of common stock warrants. The address of Synovus is 1111 Bay Avenue, Suite 500 Columbus, Georgia 31901.
(8)

Based on information contained in Forms SC 13G filed by Integrated Core Strategies and Millenco LLC, Millennium Management LLC is the general partner of the managing member of Integrated Core Strategies and the manager of Millenco

LLC. Mr. Englander is the managing member of Millennium Management LLC. Consequently, Mr. Englander and Millennium Management LLC may both be deemed to have shared voting control and investment discretion over securities beneficially owned by Integrated Core Strategies and Millenco. The address of Mr. Englander, Millennium Management LLC and Integrated Core Strategies is 666 Fifth Avenue, New York, New York 10103.

(9)	Based on information contained in a Form SC 13G filed by Integrated Core Strategies (US) LLC (“ICS”), ICS has the right to acquire 975,575 shares within 60 days by exercise of common stock warrants it owns directly. The address of ICS is 666 Fifth Avenue, New York, New York 10103.
(10)	Based on information contained in a Form SC 13G filed by Millenco LLC, Millenco LLC owns 542,400 shares directly. The address of Millenco LLC is 666 Fifth Avenue, New York, New York 10103.
(11)	Represents 216,370 shares directly owned by Kent & Kathryn Whittemore and 30,859 shares which may be acquired within 60 days by exercise of common stock warrants.
(12)	Represents 351,299 shares directly owned by Mineral Associates, Inc. and 50,102 shares which may be acquired within 60 days by exercise of common stock warrants. Mr. Poitevint has voting and investment power over these securities.
(13)	Represents 78,851 shares directly owned by Mr. Cronin and 11,246 shares which may be acquired within 60 days by exercise of common stock warrants.
(14)	Represents 45,810 shares directly owned by Mr. Griffin and 6,533 shares which may be acquired within 60 days by exercise of common stock warrants.
(15)	Represents 47,418 shares directly owned by Mr. Russell and 6,763 shares which may be acquired within 60 days by exercise of common stock warrants.

Securities authorized for issuance under equity compensation plans

At December 31, 2008, we have no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a summary of transactions, and series of related transactions, since January 1, 2007 to which we have been a participant, and the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our executive officers, directors, beneficial holders of more than 5% of our common stock or the immediate family members of such officers, directors, and beneficial holders had or will have a direct or indirect material interest, other than compensation to our officers and directors for service as such.

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

Effective August 13, 2007, FMG’s Board of Directors authorized a forward stock split in the form of a stock dividend of 0.15 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.019 per share.

FMG Investors, LLC (“FMGI”), FMG’s sponsor prior to its IPO, purchased in a private placement transaction pursuant to Regulation D under the Securities Act, a total of 1,250,000 warrants from us at a price of $1.00 per warrant. The $1,250,000 purchase price of the sponsor warrants were added to the proceeds of the IPO being held in the trust account pending FMG’s completion of a business combination. FMGI is an entity owned by each of Gordon G. Pratt, FMG’s prior President, Chairman and CEO, and Larry Swets, Jr., FMG’s prior Chief Financial Officer and Secretary. During 2008 as part of the Merger transaction, FMGI agreed to surrender back to FMG warrants to purchase 179,819 shares of our common stock.

In addition to surrendering the warrants mentioned above, FMGI also agreed, as part of the Merger transaction, to reduce the number of shares of our common stock they owned by 179,819. No consideration was paid for these surrendered shares and these shares were cancelled.

During 2007, officers and directors of FMG lent an aggregate of $100,000 to FMG as of the effective date of the registration statement to cover expenses related to the IPO, such as SEC registration fees, NASD registration fees, listing fees and legal and accounting fees and expenses. The loan was repaid without interest from the proceeds of the IPO not placed in trust.

FMGI made available to us a limited-recourse, revolving line of credit totaling $250,000. The revolving line of credit terminated upon the completion the Merger.

Mark Berset, a member of UIH’s Board of Managers prior to the Merger and a holder of our common stock and Linda Berset, a holder of our common stock, own insurance agencies that have agency contracts with, and write business on behalf of, UPCIC. Mr. and Mrs. Berset are the sole owners of these insurance agencies. The amount of premium revenues to us from insurance policies written by these agencies for the fiscal years ended December 31, 2008 and 2007 were approximately $5.4 million and $9.2 million, respectively. Mr. and Mrs. Berset received commissions and board fees of approximately $0.7 million and $0.7 million for the fiscal years ended December 31, 2007 and 2008, respectively, which amounts include $30,000 and $61,500 paid to Mr. Berset in fiscal 2007 and 2008, respectively, as compensation for serving on UIH’s board of managers through September 30, 2008.

We entered into a Loan Agreement dated February 8, 2007 with Columbus Bank and Trust Company (“CB&T”) in which CB&T loaned $33 million to us (the “Loan Agreement”). CB&T is an affiliate of Synovus Financial Corporation and its subsidiaries (collectively referred to as “Synovus”), which owns 14.6% of our common stock at December 31, 2008. The initial promissory note incurred interest at an annual rate of 400 basis points above the 30-Day LIBOR, which fluctuates when money rates change, with all interest and principal due by February 20, 2010. Pursuant to the Loan Agreement, we made payments totaling approximately $9.2 million in principal and interest of $3.0 million during the year ended December 31, 2007. During 2008, we incurred $0.8 million of interest expense and paid principal amounts of $19.5 million, which includes $13.1 million that was being held in an escrow account. In addition to the indebtedness under the Loan Agreement, we maintain deposit account arrangements and bank accounts with Synovus and its affiliates. On March 13, 2008, we entered into an amendment to the CB&T Loan Agreement which eliminated the “excess cash flow” provision of the loan. In addition, the minimum balance in the investment accounts at CB&T was increased from $10 million to $13 million with no future payments into investment accounts required. The interest rate was decreased from 400 to 300 basis points above LIBOR. On May 27, 2008, we, along with CB&T, agreed to modify the Loan Agreement to allow us to utilize the $13.1 million that was currently held in escrow as a principal reduction to the term loan. The modification also eliminated the requirement for us to have any funds held in escrow. On August 11, 2008, we entered into a Second Amendment to the loan agreement with CB&T. The Second Amendment requires principal payments to cease after the July 2008 installment and recommence with the April 2009 installment. During the period from August 1, 2008 through April 1, 2009, interest only payments have and will be made to CB&T. On August 13, 2008, CB&T waived the debt covenant requirement related to maintenance of a minimum debt service coverage ratio of at least 2:1 on a quarterly basis. This covenant will be reinstated on January 1, 2009 and will be measured quarterly.

During 2008, we entered into an amended letter agreement with Raymond James & Associates (“Raymond James”) in their role as UIH’s external investment banking advisor. The amended agreement was effective March 5, 2008 and remained in effect until the Merger was consummated. One individual who was a member of UIH’s Board of Directors through September 30 2008, and a holder of our common stock is employed at Raymond James. During 2008, we paid fees to Raymond James of $1.6 million related to this agreement.

We have entered into an Investment Management Agreement with Synovus, whereby Synovus provides discretionary investment management services for the investment accounts of our subsidiaries. The agreement was effective October 8, 2003, and remains in effect until terminated by either party. Synovus owned 14.6% of our outstanding common stock at December 31, 2008. We incurred combined fees under the agreement of $0.1 million for both of the years ended December 31, 2008 and 2007.

During March 2003, we issued promissory notes to three of our executive officers with an interest rate of three percent. During March 2008, these notes, in the aggregate of $0.1 million including accrued interest, were forgiven. These loans were not considered arm’s length transactions.

During the first quarter of 2008, UIH’s Chairman of the Board of Managers exercised an option for $63,000 to purchase 258 additional membership units of UIH. No further UIH equity purchase options exist.

Our Chairman of the Board of Directors also sits on the Board of Directors of Prime Holdings Insurance Services, Inc. (“Prime”). During July 2001, we acquired $1 million of Prime’s common stock and during the first quarter of 2008, we exchanged the Prime common stock which we had recorded at $1.0 million for a $1.1 million note receivable from Prime. The note is payable to us in three annual installments, the first of which we received on May 1, 2008.

On September 29, 2008, we issued notes payable with a total face amount of $7.5 million to two of our former stockholders. These notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors (see Note 11 to our consolidated financial statements). In exchange for these two notes, we received 869,565 shares of UIHC common stock, with a total value of $6.9 million at the time the notes were issued. The notes bear interest at 11% per annum, and require semi-annual interest-only payments each April 1 and October 1. The entire principal balance is due and payable on September 29, 2011.

On September 29, 2008, we issued a note payable with a total face amount of $0.5 million to two of our directors, through United Noteholders, LLC, in exchange for cash. This note was issued under the note agreement we entered into on August 15, 2008.

Unless noted above, we believe the terms obtained or consideration we paid or received, as applicable, in connection with the transactions described above were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. We do not have a formal policy for reviewing related party transactions; however, we are in the process of establishing a formal written policy and anticipate it will be implemented during 2009.

Director Independence

Three of our Board of Directors are independent in accordance with SEC and NASDAQ rules and requirements. They are James Zuhlke, Alec Poitevint, II and Kent Whittemore.

Item 14.	Principal Accounting Fees and Services.

During the period from May 22, 2007 (inception) through June 30, 2008, Rothstein, Kass & Company, P.C. (“RKCO”) was the principal accountant for FMG. The firm of DeMeo, Young, McGrath (“DYM”) was UIH’s principal accountant and subsequent to the Merger is our principal accountant. DYM manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The following is a summary of fees billed by DYM and RKCO for services rendered during 2008 and 2007.

Audit Fees

During 2008, we incurred approximately $0.6 million for professional services rendered for the audit of our consolidated financial statements from 2005 through 2008 and for audit-type services performed in connection with reviewing various SEC related filings. Also, during 2008, RKCO billed us for $0.1 million of fees in connection with the audit of FMG’s consolidated financial statements through September 30, 2008.

During 2007, the aggregate fees billed by RKCO for professional services rendered for the audit of FMG’s consolidated financial statements from the date of FMG’s inception through December 31, 2007 and for services performed in connection with FMG’s registration statement on Form S-1 filed in 2007, were less than $0.1 million.

Audit-Related Fees

Other than the fees described under the caption, “Audit Fees” above, DYM did not bill any fees for services rendered to us during fiscal year ended December 31, 2008 and 2007 for assurance and related services in connection with the audit or review of our consolidated financial statements. RKCO billed us for less than $0.1 million of fees associated with the Merger transaction.

Tax Fees

There were no fees billed by DYM or RKCO for tax services provided during 2008 and 2007.

All Other Fees

There were no fees billed by DYM or RKCO for professional services other than audit services and audit-related fees rendered during 2008 and 2007.

Audit Committee Approval of Principal Accountant

We formed our Audit Committee in late 2008, therefore the Audit Committee did not approve the engagement of the Principal Accountant for 2008; however, prior to engaging our Principal Accountant for 2009, the Audit Committee will approve the engagement of our Principal Accountant.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents Filed as Part of this Report. The following documents are filed as part of this Report:

(1) Consolidated Financial Statements. Included in Part II, Item 8 are the consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules. Schedule I – Summary of Investments, Schedule II – Condensed Financial Information of Registrant, Schedule IV – Reinsurance, and Schedule V – Valuation and Qualifying Accounts are filed as a part hereof along with the related report of the Independent Registered Public Accounting Firm included in Part II, Item 8. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(3) Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Schedule I. Summary of Investments

UNITED INSURANCE HOLDINGS CORP.

December 31, 2008

(In thousands)

	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Fixed maturities:
Bonds:
United States Government, government agencies and authorities	$62,808	$65,558	$65,558
Public utilities	4,565	4,580	4,580
All other corporate bonds	46,705	45,194	45,194

Total fixed maturities	114,078	115,332	115,332

Equity securities:
Common stocks:
Public utilities	141	148	148
Banks, trust and insurance companies	166	115	115
Industrial, miscellaneous and all other	9,637	6,882	6,882
Nonredeemable preferred stocks	4,285	3,441	3,441

Total equity securities	14,229	10,586	10,586

Other long-term investments	300	300	300

Total investments	$128,607	$126,218	$126,218

Schedule II. Condensed Financial Information of the Registrant

The following condensed financial information is for United Insurance Holdings Corp., unconsolidated as of December 31, 2008 and statement of income and cash flows for the period September 30, 2008 (date of Merger) through December 31, 2008.

UNITED INSURANCE HOLDINGS CORP.

Condensed Balance Sheet

December 31, 2008

Unconsolidated

(In thousands, except share and par value amounts)

ASSETS
Investments in subsidiaries	$68,822
Income tax receivable	285
Other assets	45

Total Assets	$69,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$651
Payable to subsidiaries	8,598
Long-term notes payable	16,976

Total Liabilities	26,225

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2008	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,548,932 issued and outstanding for 2008	1
Additional paid-in capital	—
Accumulated other comprehensive loss	(1,490)
Retained earnings	44,416

Total Stockholders’ Equity	42,927

Total Liabilities and Stockholders’ Equity	$69,152

See accompanying notes to condensed financial statements.

Schedule II. Condensed Financial Information of the Registrant (continued)

UNITED INSURANCE HOLDINGS CORP.

Condensed Statement of Income

For the period September 30, 2008 (date of Merger) to December 31, 2008

Unconsolidated

(In thousands)

Revenue	$—
Expenses	157

Operating loss	157

Interest expense	600

Loss before equity in earnings of affiliates and income taxes	757
Equity in earnings of affiliates, net of tax	7,648
Income tax benefit	285

Net income	$7,176

See accompanying notes to condensed financial statements.

Schedule II. Condensed Financial Information of the Registrant (continued)

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the period September 30, 2008 (date of Merger) to December 31, 2008

Unconsolidated

(In thousands)

Cash flows used in operating activities	$(3)
Cash flows from investing activities	—
Cash flows from financing activities	—

Net change in cash	(3)
Cash at beginning of period	3

Cash at end of period	$—

Supplemental cash flows information:
Cash paid during the period for:
Interest	$—

Income taxes paid	$—

See accompanying notes to condensed financial statements.

Schedule II. Condensed Financial Information of the Registrant (continued)

UNITED INSURANCE HOLDINGS CORP.

(unconsolidated)

Notes to Condensed Financial Statements

1. Basis of Presentation

United Insurance Holdings Corp. (“the Parent”) is a holding company that conducts substantially all of its business operations through its subsidiaries. The condensed financial statements presented in Schedule II do not include any of the Parent’s subsidiaries since these financial statements are presented on an unconsolidated basis. The Parent’s investments in its subsidiaries are presented under the equity method of accounting.

The Balance Sheet is presented at December 31, 2008, and the Statement of Income and Cash Flows are presented for the period September 30, 2008 (date of Merger) through December 31, 2008. Prior periods are not presented because we accounted for the Merger as a reverse acquisition and recapitalization since United Insurance Holdings, L.C. (“UIH”) was deemed to be the acquirer for accounting purposes. Accordingly, the historical consolidated financial statements reflect the assets, liabilities and operations of UIH prior to the Merger date, recorded on a historical cost basis and the Parent’s assets and liabilities were recorded at the Merger date.

The financial statements presented do not include all of the actual expenses that would have been incurred had the Parent been a stand-alone entity during the period presented and do not reflect the Parent’s results of operations, financial position and cash flows had it been a stand-alone company during the period presented. These financial statements should be read in conjunction with the consolidated financial statements of United Insurance Holdings Corp.

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $32.9 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets to the Parent in the form of loans, advances or cash dividends.

3. Related Party Transactions

During the Merger transaction, the Parent company received $5.8 million from UIH and $2.7 million from United Insurance Management, L.C. for Merger-related costs and to repurchase certain shares of the Parent’s common stock prior to the Merger.

The Parent files a consolidated U.S. federal income tax return and consolidated state income tax return and each of its subsidiaries are a party to the tax sharing agreement under which the taxes are allocated to each subsidiary in proportion to the amount of taxable income that each subsidiary contributes to the consolidated taxable income. The income taxes recorded in these condensed financial statements represent the Parent’s allocation of taxes based upon its stand-alone taxable income that it contributed to the consolidated taxable income.

Schedule IV. Reinsurance

UNITED INSURANCE HOLDINGS CORP.

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Direct Premiums Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Property and casualty insurance:
2008	$135,887	$59,251	$5,669	$82,305	6.9%
2007	145,050	58,511	—	86,539	0.0%
2006	149,210	77,966	(324)	70,920	(0.5)%

Schedule V. Valuation and Qualifying Accounts

UNITED INSURANCE HOLDINGS CORP.

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Uncollectible premium reserve:
2008	$160	$269	$(124)	$305
2007	70	160	(70)	160
2006	260	49	(239)	70

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated August 15, 2008, by and among FMG Acquisition Corp., United Insurance Holdings, L.C. and United Subsidiary Corp. (included as Annex A to the proxy statement/prospectus included in the Form S-4 (Registration No. 333-150327), effective September 4, 2008 and incorporated herein by reference).

2.2	Amendment to Amended and Restated Agreement and Plan of Merger By and Among FMG Acquisition Corp., United Subsidiary Corp. and United Insurance Holdings, L.C., dated as of September 23, 2008 (included as exhibit 2.1 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as exhibit 3.1 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

3.2	Bylaws (included as exhibit 3.3 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

4.1	Specimen Unit Certificate (included as exhibit 4.1 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (included as exhibit 4.2 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

4.3	Specimen Warrant Certificate (included as exhibit 4.3 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

4.4	Form of Unit Purchase Option to be granted to Pali Capital, Inc. (included as exhibit 4.4 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

4.5	Letter Agreement, dated October 27, 2008, amending Unit Purchase Option granted to Pali Capital, Inc. (included as exhibit 10.1 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

4.6	Warrant Agreement dated October 4, 2007 between Continental Stock Transfer & Trust Company and the Registrant (included as exhibit 4.1 to the Form 8K, filed October 12, 2007, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein (included as exhibit 10.4 to the Form 8K, filed October 12, 2007, and incorporated herein by reference).

10.1	Investment Management Agreement between United Property & Casualty Insurance Company and Synovus Trust Company, dated October 8, 2003 (included as exhibit 10.18 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.2	PLA Assumption Agreement, dated December 3, 2003, by and between United Property & Casualty Insurance Company and Citizens Property Insurance Corporation (included as exhibit 10.15 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.3	Policy Administration Services Agreement, as amended, between United Property & Casualty Insurance Company and West Point Underwriters, dated August 7, 2006 (included as exhibit 10.16 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.4	Insurance Capital Build-up Incentive Program Surplus Note between United Property & Casualty Insurance Company and the State Board of Administration of Florida (“SBA”) dated September 22, 2006 (included as exhibit 10.31 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.5	Term Promissory Note between United Insurance Holdings, L.C., United Insurance Management L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.20 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.6	Pledge and Security Agreement between United Insurance Holdings, L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.21 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.7	Security Agreement between United Insurance Holdings, L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.22 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.8	Security Agreement between United Insurance Management, L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.23 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.9	Subscription Agreement dated May 31, 2007 between FMG Acquisition Corp. and FMG Investors, LLC (included as exhibit 10.12 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.10	Form of Letter Agreement by and between the Registrant and Gordon G. Pratt (included as exhibit 10.4 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.11	Form of Letter Agreement by and between the Registrant and Larry G. Swets, Jr. (included as exhibit 10.5 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.12	Form of Letter Agreement by and between the Registrant and FMG Investors LLC (included as exhibit 10.6 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.13	Form of Letter Agreement by and between the Registrant and Thomas D. Sargent (included as exhibit 10.7 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.14	Form of Letter Agreement by and between the Registrant and David E. Sturgess (included as exhibit 10.8 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.15	Form of Letter Agreement by and between the Registrant and James R. Zuhlke (included as exhibit 10.9 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.16	Form of Letter Agreement by and between the Registrant and John Petry (included as exhibit 10.10 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.17	Investment Management Trust Agreement dated October 4, 2007 between FMG Acquisition Corp. and Continental Stock Transfer & Trust Company (included as exhibit 10.2 to the Form 8K, filed October 12, 2007, and incorporated herein by reference).

10.18	Securities Escrow Agreement dated October 4, 2007 among FMG Acquisition Corp., the initial stockholders (including the initial warrant holder) named therein and Continental Stock Transfer & Trust Company (included as exhibit 10.3 to the Form 8K, filed October 12, 2007, and incorporated herein by reference).

10.19	Master Business Process Outsourcing Services Agreement between United Insurance Management, LLC and Computer Sciences Corporation, dated March 11, 2008 (included as exhibit 10.24 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.20	Letter Agreements dated May 27, 2008 amending Loan agreement between United Insurance Holdings, L.C., United Insurance Management L.C. and Columbus Bank and Trust Company (“CB&T”), First Modification Agreement to Loan Agreement dated March 13, 2008 and Loan Agreement between United Insurance Management L.C., United Insurance Holdings L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.19 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.21	Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2008 (included as exhibit 10.4 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

10.22	Form of the Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2008 (included as exhibit 10.5 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

10.23	Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2008 (included as exhibit 10.6 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

10.24	Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2008 (included as exhibit 10.7 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

10.25	Lease Agreement between United Insurance Management, L.C. and Osprey S.P. Properties, LLC, dated June 3, 2008 (included as exhibit 10.33 to the Form S-4/A (Registration No. 333-150327), filed July 8, 2008, and incorporated herein by reference).

10.26	Second Modification to Loan Agreement between United Insurance Holdings, L.C., United Insurance Management L.C. and Columbus Bank and Trust Company, dated August 11, 2008 (included as exhibit 10.34 to the Form S-4/A (Registration No. 333-150327), filed August 18, 2008, and incorporated herein by reference).

10.27	Form of Note Purchase Agreement between the Registrant and the Purchasers (included as exhibit 10.35 to the Form S-4/A (Registration No. 333-150327), filed August 18, 2008, and incorporated herein by reference).

10.28	Form of Promissory Note issued by FMG Acquisition Corp. to those parties to that certain Note Purchase Agreement dated August 15, 2008 (included as exhibit 10.8 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

10.29	Form of Stock Purchase Agreements between FMG Acquisition Corp. and Certain Stockholders (included as exhibit 10.2 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

10.30	Addendum Number One to Insurance Capital Build-Up Incentive Program Surplus Note, dated November 7, 2008 and effective July 1, 2008, between the State Board of Administration of Florida and United Property & Casualty Insurance Company (included as exhibit 10.1 to the Form 8-K, filed November 12, 2008, and incorporated herein by reference).

10.31	Assumption agreement between United Property & Casualty Insurance Company and Citizens Property Insurance Corporation, dated August 28, 2008.

10.32	Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Holdings, L.C., United Insurance Management, L.C., Skyway Claims Services, LLC, and United Property & Casualty Insurance Company, dated October 1, 2008.

14.1	Code of Business Conduct and Ethics (included as exhibit 14 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

16.1	Letter of Rothstein, Kass & Company, P.C. dated November 24, 2008 (included as exhibit 16.1 to the Form 8-K, filed November 24, 2008, and incorporated herein by reference).

21.1	Subsidiaries of United Insurance Holding, Corp.

23.1	Consent of DeMeo, Young, McGrath, CPA.

24.1	Power of Attorney (included on Signature Page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDING CORP.

Date: March 30, 2009

	By:	/s/ Donald J. Cronin
	Name:	Donald J. Cronin
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on our behalf and in the capacities and on the dates indicated.

/s/ Donald J. Cronin	Chief Executive Officer, President and Director	March 30, 2009
Donald J. Cronin	(Principal Executive Officer)

/s/ Nicholas W. Griffin	Chief Financial Officer	March 30, 2009
Nicholas W. Griffin	(Principal Financial and Accounting Officer)

/s/Gregory C. Branch	Chairman of the Board and Director	March 30, 2009
Gregory C. Branch

/s/ Gordon G. Pratt	Vice Chairman of the Board and Director	March 30, 2009
Gordon G. Pratt

/s/ Alec L. Poitevint, II	Director	March 30, 2009
Alec L. Poitevint, II

/s/ Larry G. Swets, Jr.	Director	March 30, 2009
Larry G. Swets, Jr.

/s/ Kent G. Whittemore	Director	March 30, 2009
Kent G. Whittemore

/s/ James R. Zuhlke		March 30, 2009
James R. Zuhlke	Director