Form 10-K/A
period 2008-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2009-03-31
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

United Insurance Holdings Corp. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009 (the “Original Filing”) to include the Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act that was inadvertently omitted from the Original Filing and to re-file all certifications.

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

UNITED INSURANCE HOLDING CORP.

Date: March 30, 2009

	By:	/s/ Donald J. Cronin
	Name:	Donald J. Cronin
	Title:	Chief Executive Officer, President, Director and duly authorized representative
(Principal Executive Officer)