Form 10-Q
period 2009-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2009-05-13
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009, 10,573,932 shares of common stock, par value $0.0001 per share, were issued and outstanding.

UNITED INSURANCE HOLDINGS CORP.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Condensed Consolidated Balance Sheets

In thousands, except share and par value amounts

	March 31, 2009	December 31, 2008
	Unaudited
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $114,658 and $114,078, respectively)	$115,488	$115,332
Equity securities (cost of $11,266 and $14,229, respectively)	9,297	10,586
Other long-term investments (cost of $300)	300	300

Total investments	125,085	126,218

Cash and cash equivalents	47,241	31,689
Accrued investment income	1,460	1,392
Premiums receivable, net of allowances for credit losses of $359 and $305, respectively	10,809	10,216
Reinsurance recoverable on paid and unpaid losses	20,168	22,604
Prepaid reinsurance premiums	13,586	26,518
Deferred policy acquisition costs, net	9,731	9,075
Property and equipment at cost, net of accumulated depreciation and amortization of $274 and $254, respectively	274	294
Capitalized software, net of accumulated amortization of $109 and $53, respectively	1,232	1,232
Deferred income tax assets, net	2,415	2,744
Other assets	1,813	1,139

Total Assets	$233,814	$233,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$38,095	$40,098
Unearned premiums	75,041	74,384
Reinsurance payable	9,392	16,694
Advance premiums	5,472	2,152
Accounts payable and accrued expenses	14,323	12,871
Current portion of notes payable	4,915	4,621
Income taxes payable	2,549	1,366
Other liabilities	623	1,326
Long-term notes payable	36,486	36,682

Total Liabilities	186,896	190,194

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2009 and 2008	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 and 10,548,932 issued and outstanding for 2009 and 2008, respectively	1	1
Additional paid-in capital	75	—
Accumulated other comprehensive loss	(699)	(1,490)
Retained earnings	47,541	44,416

Total Stockholders’ Equity	46,918	42,927

Total Liabilities and Stockholders’ Equity	$233,814	$233,121

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Income

(Unaudited)

In thousands, except share and per share amounts

	Three Months Ended March 31,
	2009	2008
REVENUE:
Gross premiums written	$37,031	$29,090
Gross premiums ceded	(1,901)	(1,362)

Net premiums written	35,130	27,728
Increase in net unearned premiums	(13,588)	(7,093)

Net premiums earned	21,542	20,635
Net investment income	1,395	1,633
Net realized investment losses	(2,686)	(157)
Commission and fees	766	647
Policy assumption bonus	—	2,912
Other revenue	967	780

Total revenue	21,984	26,450

EXPENSES:
Losses and loss adjustment expenses	7,201	7,131
Policy acquisition costs	4,928	4,222
Operating and underwriting expenses	1,803	1,538
Salaries and wages	1,284	808
General and administrative expenses	1,013	1,337
Interest expense	754	865

Total expenses	16,983	15,901

Income before income taxes	5,001	10,549
Provision for income taxes	1,876	2,016

Net income	$3,125	$8,533

Weighted average shares outstanding
Basic	10,550,876	10,548,932

Diluted	10,550,876	11,717,303

Earnings per share
Basic	$0.30	$0.81

Diluted	$0.30	$0.73

PRO FORMA COMPUTATION OF INCOME TAXES FOR HISTORICAL PERIOD PRIOR TO THE MERGER (See Note 2):
Historical income before income taxes		$10,549
Pro forma provision for income taxes		4,069

Pro forma net income		$6,480

Pro forma earnings per share
Basic		$0.61

Diluted		$0.55

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Three Months Ended March 31,
	2009	2008
Cash flows provided by operating activities:
Net income	$3,125	$8,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	168
Net realized investment losses	2,686	157
Amortization of discount on notes payable	98	—
Provision for uncollectible premiums	44	—
Deferred income taxes, net	(131)	(310)
Stock-based compensation	75	—
Changes in operating assets and liabilities:
Accrued investment income	(68)	129
Premiums receivable, net	(637)	(29)
Reinsurance recoverable on paid and unpaid losses	2,436	633
Prepaid reinsurance premiums	12,932	13,526
Deferred policy acquisition costs, net	(656)	602
Income taxes, net	1,183	(172)
Other assets	(674)	(808)
Unpaid loss and loss adjustment expenses	(2,003)	(3,878)
Unearned premiums	657	(6,433)
Reinsurance payable	(7,302)	(10,852)
Advance premiums	3,320	750
Accounts payable and accrued expenses	1,452	(971)
Other liabilities	(703)	270

Net cash provided by operating activities	16,144	1,315

Cash flows provided by (used in) investing activities:
Proceeds from sales of investments available for sale	6,428	3,287
Purchases of investments available for sale	(6,965)	(10,468)
Cost of property and equipment acquired	—	(3)
Cost of capitalized software acquired	(55)	—

Net cash used in investing activities	(592)	(7,184)

Cash flows provided by (used in) financing activities:
Repayments of borrowings	—	(2,750)
Contributions by UIH members	—	63

Net cash provided by (used in) financing activities	—	(2,687)

Increase (decrease) in cash	15,552	(8,556)
Cash and cash equivalents at beginning of period	31,689	56,852

Cash and cash equivalents at end of period	$47,241	$48,296

Supplemental cash flows information:
Cash paid during the period for:
Interest	$143	$900

Income taxes paid	$825	$1,860

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

1) ORGANIZATION AND BUSINESS

United Insurance Holdings Corp. (“UIHC”, “we”, “our”), formerly known as FMG Acquisition Corp. (“FMG”), was formed under the laws of the State of Delaware. On September 30, 2008, we completed a merger by and among UIHC, United Subsidiary Corp. (“Merger Sub”), a Florida corporation and our wholly-owned subsidiary, and United Insurance Holdings, L.C. (“UIH”), a Florida limited liability company, whereby Merger Sub was merged into UIH, with UIH remaining as the surviving entity (the “Merger”).

Through our wholly-owned UIH subsidiary, and UIH’s three wholly-owned subsidiaries, UIHC is engaged in the property and casualty insurance business in the State of Florida. The three subsidiaries of UIH include United Property & Casualty Insurance Company (“UPCIC”), United Insurance Management, L.C. (“UIM”) and Skyway Claims Services, LLC (“Skyway”). We operate under one business segment. All of our subsidiaries are included in our unaudited condensed consolidated financial statements.

UPCIC was formed in 1999 under the laws of the State of Florida and is authorized by the Florida Office of Insurance Regulation (“OIR”) to underwrite homeowner and dwelling property and casualty lines. We write our own policies throughout the State of Florida utilizing our independent agency network. We occasionally supplement those writings by assuming policies from Citizens Property Insurance Corporation (“Citizens”). The OIR has also authorized UPCIC to write flood coverage and a smaller commercial auto (“Garage”) line of business.

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

2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.

Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future period as a result of the presentation described above.

All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our condensed consolidated balance sheets and our condensed consolidated statements of income and of cash flows as of March 31, 2009, and for all other periods presented. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements included within our Annual Report filed on Form 10-K/A for the year ended December 31, 2008.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

b) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

c) Reclassifications

Certain minimal amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

d) Pro Forma Income Taxes

On the unaudited Condensed Consolidated Statements of Income, the pro forma computation of income taxes for the three-month period ended March 31, 2008, represents the tax effect that would have been reported had all of our subsidiaries been subject to U.S. Federal and State income taxes on a consolidated tax return. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had all our subsidiaries actually been subject to U.S. Federal and State income taxes for the three months ended March 31, 2008. Therefore, the pro forma amounts are for informational purposes only and are not intended to be indicative of the results of operations had we been subject to U.S. Federal and State income taxes on a consolidated tax return for the three months ended March 31, 2008.

3) Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). In FSP FAS 157-4, the FASB provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157 when the volume and level of activity for the asset or liability have significantly decreased, as well as offering guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will become effective for the first fiscal period ending after June 15, 2009. We do not expect FSP FAS 157-4 to have a material effect on our consolidated financial statements when we adopt the FSP in our fiscal quarter ended June 30, 2009.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). In FSP FAS 107-1 and APB 28-1, the FASB requires disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 will become effective for the first fiscal period ending after June 15, 2009. We do not expect FSP FAS 107-1 and APB 28-1 to have a material effect on our consolidated financial statements when we adopt the FSP FAS 107-1 and APB 28-1 in our fiscal quarter ended June 30, 2009.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

impairment may only be classified in other comprehensive income if the holder of the security concludes that it neither intends to sell the security nor is it more likely than not that it will be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 will become effective for the first fiscal period ending after June 15, 2009. We do not expect FSP FAS 115-2 and FAS 124-1 to have a material effect on our consolidated financial statements when we adopt the FSP in our fiscal quarter ended June 30, 2009.

4) EARNINGS PER SHARE

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

The table below reflects the diluted weighted-average number of common stock shares outstanding using the treasury stock method:

	Three Months Ended March 31,
	2009	2008
Weighted-average shares – basic	10,550,876	10,548,932

Effect of dilutive common stock equivalents:
Warrants	—	1,168,371
Unit options	—	—

Weighted-average shares – diluted	10,550,876	11,717,303

We have a unit purchase option outstanding for 350,000 units; each unit consists of a share of common stock and a warrant to purchase a share of common stock. For the three-month period ended March 31, 2009, the unit purchase option was anti-dilutive; therefore, the shares associated with the unit purchase option are not included in the diluted weighted-average shares outstanding in the table above.

On the unaudited Condensed Consolidated Statement of Income, we retroactively restated EPS for the three-months ended March 31, 2008, as it was prior to the Merger. We accounted for the Merger as a reverse acquisition and recapitalization and since the consideration paid was cash and common stock, the shares outstanding at the time the Merger was effective were deemed to be the historical shares outstanding prior to the Merger.

5) FAIR VALUE MEASUREMENTS

SFAS No. 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

(an exit price). SFAS No. 157 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). The fair value hierarchy in SFAS No. 157 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

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

The following table presents our fair value measurements of investments by level.

	March 31, 2009
	Total	Level 1	Level 2	Level 3
Fixed maturities	$115,488	$3,579	$111,909	—
Equity securities	9,297	9,297	—	—
Other long-term investments	300	300	—	—

Total investments	$125,085	$13,176	$111,909	—

We perform an assessment of our investments to determine if any are impaired. An investment is impaired when the fair value of the investment declines to an amount that is lower than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, and we consider a number of factors including, but not limited to: how long the security has been impaired, the amount of the impairment, whether we intend to hold the security or whether it is more likely than not that we will have to sell the security before we recover the cost or amortized cost, the financial condition and near-term prospects of the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions. The assessment of whether an other-than-temporary impairment (“OTTI”) exists involves a high degree of subjectivity and judgment, and such assessment is based on the information available to us at a given point in time. If we determine that the impairment is other- than- temporary, the cost or amortized cost is permanently reduced to fair value and a realized loss is recognized in operations. During 2009, we recorded an OTTI charge of $1,878, after determining that impairments related to certain of our investments were other-than-temporary. During 2008, we did not record an OTTI charge.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

The following table depicts our realized investment losses by fixed maturities and equity securities:

	Three Months Ended March 31,
	2009	2008
Fixed maturities	$(6)	$—

Equity securities:
Realized losses	(802)	(157)
Other-than-temporary impairment	(1,878)	—

Subtotal	(2,680)	(157)

Total realized investment losses	$(2,686)	$(157)

6) REINSURANCE

Our catastrophe reinsurance contracts provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into excess-of-loss contracts with a group of private reinsurers and with the Florida Hurricane Catastrophe Fund (“FHCF”). The private contract provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The contract with the FHCF provides coverage only against storms that are designated as hurricanes by the National Hurricane Center. In addition, we have a non-catastrophe reinsurance contract that provides excess-of-loss coverage for losses arising out of property business up to $1,700 in excess of $1,000 per risk.

For our Garage program, we entered into a quota share reinsurance contract. We recognized commission revenue on our quota share contract totaling $143 and $145, for the three months ended March 31, 2009 and 2008, respectively.

We write flood insurance under contract with the National Flood Insurance Program (“NFIP”). Per the contract, we cede 100% of the premiums written and 100% of risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses and can earn additional commissions by meeting certain growth targets for the number of policies-in-force. We recognized commission revenue from our flood program of $198 and $37 for the three months ended March 31, 2009 and 2008, respectively.

We made no changes to our reinsurance structure during the three months ended March 31, 2009.

The table below summarizes the amounts of our premiums ceded under the various types of contracts.

	Three Months Ended March 31,
	2009	2008
Catastrophe excess-of-loss	$384	$492
Quota share	(650)	(603)
Flood	(1,635)	(1,251)

Total gross premiums ceded	$(1,901)	$(1,362)

We amortize our prepaid reinsurance premiums over the annual contract period, and we record that amortization in the Decrease in ceded unearned premiums account within the Increase in net unearned premiums line item on our unaudited Condensed Consolidated Statements of Income. The table below depicts the components of that line item:

	Three Months Ended March 31,
	2009	2008
Decrease (increase) in gross unearned premiums	$(656)	$6,433
Increase (decrease) in ceded unearned premiums	(12,932)	(13,526)

Decrease (increase) in net unearned premiums	$(13,588)	$(7,093)

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

7) POLICY ASSUMPTIONS

We are not a reinsurance entity by charter or by strategy; however, we occasionally supplement the natural growth of our book of business by assuming policies.

During the three months ended March 31, 2008, we recognized policy assumption bonus income of $2,912, which included $373 of interest income, from the 2004 and 2005 assumptions after renewing the assumed policies for the required three years.

In February 2009, we assumed approximately two thousand two hundred policies under the 2008 assumption agreement. As of March 31, 2009, after policyholder “opt-outs” and cancellations, policies assumed in February 2009 totaled approximately one thousand seven hundred, and we had recorded $2,489 of written premium assumed and $398 of assumed commissions incurred on those policies.

8) COMMITMENTS AND CONTINGENCIES

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

b) Regulatory and Other

Our insurance subsidiary participates in mandatory assessments levied by Citizens, the Florida Hurricane Catastrophe Fund (“FHCF”) and the Florida Insurance Guaranty Association (“FIGA”). Citizens and the FHCF may levy assessments against all assessable insurers that write premiums in the State of Florida to cover operating deficiencies related to windstorm catastrophes. FIGA may levy assessments against all assessable insurers that write premiums in the State of Florida to cover the claims of policyholders of insurance companies in the State of Florida that have become insolvent. While we can recover these assessments from policyholders through premium rate increases, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements. During the first quarter of 2009, we did not have any new or additional assessments from the FHCF, FIGA or Citizens.

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

Our Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, provides for potential additional consideration of up to $5 million to be paid to the former members of UIH. We will pay

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

those former UIH members $2.00 in cash for each dollar of UIHC’s net income (as defined in the Merger Agreement) that exceeds $25 million at the end of either of the periods of (i) July 1, 2008 through June 30, 2009, or (ii) January 1, 2009 through December 31, 2009. We will record any contingent consideration as a dividend if we exceed $25 million of net income at the end of either of the aforementioned measurement periods.

In relation to the notes issued on September 29, 2008, pursuant to a note repurchase agreement dated as of August 15, 2008, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that could cause our aggregate debt balance to exceed $58.3 million, which includes the $18.3 million incurred under this note agreement and excludes the $20 million State Board of Administration of Florida note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that could reduce consolidated net worth, as defined in the note agreement, to less than $45 million. We were in compliance with the terms of the covenants at March 31, 2009; however, any dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45 million.

Our loan agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. We were in compliance with the terms of the covenants at March 31, 2009.

9) RELATED PARTY TRANSACTIONS

Prior to consummation of the Merger on September 30, 2008, the owner of two independent insurance agencies that write our policies, Alpha Insurance Management and Comegys Insurance Corner, served on the Board of Directors of UIH. During the three months ended March 31, 2008, we incurred board fees and agents’ commissions related to the aforementioned agencies totaling $234. The commissions were determined in accordance with industry rates. After September 30, 2008, the owner of the aforementioned insurance agencies no longer served as a director, but remained a common stockholder.

We have entered into an investment-management agreement with Synovus Trust Company, N.A. (“Synovus Trust”), which provides investment-management services for the investment accounts of our subsidiaries. The agreement was effective October 8, 2003, and remains in effect until terminated by either party. Synovus Trust is owned by Synovus Financial Corporation (“Synovus”). Synovus owned 14.6% of our common stock outstanding at March 31, 2009. Our subsidiaries incurred combined fees under the agreement of $62 and $52 for the three months ended March 31, 2009 and 2008, respectively.

During 2009 and 2008, we had a secured loan agreement with Columbus Bank & Trust Company (“CB&T”). CB&T is a subsidiary of Synovus. The amount outstanding on the note payable executed in February 2007 was $4,327 at March 31, 2009 and December 31, 2008. Total interest incurred related to the CB&T loan agreements was $37 and $430 for the three months ended March 31, 2009 and 2008, respectively. The interest rates charged and earned were determined in accordance with industry rates.

During March 2009, we agreed to modify the note receivable from Prime Holdings Insurance Services, Inc. by delaying the next payment date from May 1, 2009 to July 15, 2009. All other terms and conditions remain unchanged.

During the first quarter of 2008, the notes receivable from certain officers in the amount of $100 plus the accrued interest of $15, were forgiven in March 2008.

During the first quarter of 2008, UIH’s Chairman of the Board of Directors exercised an option for $63 to purchase 258 additional membership units of UIH. No further UIH equity purchase options exist.

10) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains and losses, net of the related income tax effect, on debt and equity securities classified as available-for-sale, and is included as a component of stockholders’ equity.

	Three Months Ended March 31,
	2009	2008
Net unrealized gains	$1,250	$2,679
Tax effect	(459)	(1,009)

Net unrealized gains, net of tax	$791	$1,670

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

During the first quarter of 2009, we incurred an OTTI charge of $1,878 which was recorded as a realized loss and reduced the amount of our unrealized losses during the first quarter of 2009.

11) REGULATORY REQUIREMENTS AND RESTRICTIONS

We operate within a heavily regulated industry. Our insurance subsidiary is subject to state laws and regulations, as well as national regulatory agency requirements, which require it to maintain minimum amounts of statutory surplus and risk-based capital, restrict its ability to pay dividends, restrict the types and mix of investments, and subject it to assessments.

Florida law requires that UPCIC maintain capital and surplus equal to the greater of 10% of its total liabilities or $4,000. At March 31, 2009, our statutory capital surplus exceeded the minimum capital and surplus requirements. State law also requires UPCIC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at March 31, 2009.

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

Because we issued a surplus note as defined by statutory accounting principles (“SAP”), we are subject to the authority of the Insurance Commissioner of the State of Florida with regard to our ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the OIR.

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

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

Our insurance subsidiary must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP.

Statutory surplus, or surplus as regards policyholders, was $54,551 and $54,675 at March 31, 2009 and December 31, 2008, respectively. Statutory net income (loss) at our insurance subsidiary was $(884) and $1,454 for the three months ended March 31, 2009 and 2008, respectively.

12) STOCK-BASED COMPENSATION

On March 25, 2009, the Compensation Committee of our Board of Directors voted to award 12,500 shares of our common stock each to our CEO and CFO as a bonus for services performed. The 25,000 total shares were valued at $3.00 per share, which was the closing price of UIHC common stock on March 25, 2009, when the shares were authorized. As a result, we recorded $75 of bonus expense during the three months ended March 31, 2009. We do not have a formal stock compensation program as of March 31, 2009.

13) SUBSEQUENT EVENTS

As of April 30, 2009, we decided not to pursue an acquisition of Coral Enterprises, LLC, and/or its subsidiaries (“Coral LLC”); therefore, we will not purchase any of the assets of, nor assume any liabilities of, Coral LLC.

We have decided to discontinue offering our commercial product, called e-Z Pak Insurance, which was designed for auto-service professionals. The e-Z Pak Insurance product, which we refer to as our “Garage” line of business, represented approximately 4%, 3% and 2% of our gross premiums written for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. We have entered into an agreement, effective April 1, 2009, granting the renewal rights on the Garage policies to another insurer (“Acquiring Insurer”) for one year. The one-year renewal period shall begin on the date the first renewal policy is written by the Acquiring Insurer following April 1, 2009. Currently, the anticipated one-year period is June 1, 2009 through May 31, 2010. We will not renew Garage policies on or after the date of the first policy written by the Acquiring Insurer. As consideration for these renewal rights, we will receive a percentage of the gross net written premium (adjusted for certain items) for any of the Garage policies that are underwritten by the Acquiring Insurer or its affiliates for the one-year renewal period. There is no assurance that we will receive any amounts pursuant to the foregoing agreement, as our Garage policyholders may choose not to renew their Garage insurance with the Acquiring Insurer.

On May 5, 2009, we entered into a Third Amendment to the note agreement with CB&T. The Third Amendment calls for interest-only payments to continue through February 20, 2010, the end of the original note term, on which date we will make a lump-sum payment of the remaining principal balance of $4,327, plus any remaining accrued interest.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q for the three months ended March 31, 2009 (“Form 10-Q”) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the hurricanes that occurred in 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); and acts of war and terrorist activities. For additional information, see “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2008.

You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, readers should be aware that U.S. generally accepted accounting principles (“GAAP”) prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

COMPANY OVERVIEW

United Insurance Holdings Corp. (which is referred to herein as “UIHC”, “United”, “we”, or “us”) is a property and casualty insurance holding company. Our insurance subsidiary was initially formed in 1999 to capitalize on legislation designed to attract capital to the Florida homeowner insurance market and our primary products are homeowner and dwelling property and casualty insurance policies. We offer standardized policies and price these policies in accordance with the rates approved by the Florida Office of Insurance Regulation (“OIR”). Our homeowner policy, which provides both structure and content coverage for a broad range of exposures, is a policy that includes coverage options for standard single-family homeowners, tenants (renters), and for condominium unit owners. Our dwelling policy allows policyholders to select from a range of standardized policies with differing types and levels of coverage.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Another homeowner insurance coverage we offer is flood insurance (“Flood”), which is provided through the National Flood Insurance Program (“NFIP”). We retain no risk of loss with our Flood insurance program, but earn commissions for the issuance of Flood policies based upon a fixed percentage of net written premiums and the processing of Flood claims based upon a fixed percentage of incurred losses and we can earn additional commissions by meeting certain growth targets for the number of policies-in-force.

All of our policies are written in the State of Florida, which is an area that is exposed to damage from hurricanes and severe storms. We attempt to mitigate our exposure to losses from major catastrophes by purchasing catastrophe reinsurance coverage. We have purchased reinsurance protection to our estimated one hundred-year probable maximum loss. However, a catastrophe, depending on its path and severity, could result in losses to us exceeding our reinsurance protection. During the first quarter of 2009, there were no catastrophes that occurred in Florida.

In order to reach a broad range of prospective policyholders, we use numerous independent agents who write policies for us (which we refer to as “direct” policies) and we also assume policies from Citizens Property Insurance Corporation (“Citizens”) (which we refer to as “take-out” or “assumed” policies). During August of 2008, we entered into an agreement with Citizens (“2008 Citizens Agreement”) to assume up to 75,000 additional policies. In February 2009, we assumed approximately 2,200 policies from Citizens and we do not anticipate assuming any additional policies from Citizens until October or December 2009. Policyholders may choose to “opt out” of our assumption and keep their policy with Citizens; therefore, the number of policies that we choose to assume from Citizens may be reduced.

At March 31, 2009, approximately 78% of our homeowner policies-in-force were direct policies written by agents and approximately 22% were assumed from Citizens; of our assumed policies, we assumed 2% during the first quarter of 2009. At March 31, 2009, we had approximately 85,900 homeowner policyholders, an increase of 37% over March 31, 2008, and an increase of 7% over December 31, 2008. During the first quarter of 2009 compared to the same period in 2008, our gross premiums written increased 27.3% primarily due to an increase in the number of net new policies, endorsements and coverage increases. At March 31, 2009, we had total assets of $233.8 million and stockholders’ equity of $46.9 million. During 2009, we recorded an other-than-temporary impairment (“OTTI”) of $1.9 million related to our investments. See our Total Investment section below for a detailed discussion of our investments.

As an insurance company, we are highly regulated. Our insurance subsidiary is subject to assessments by Citizens, the Florida Hurricane Catastrophe Fund (“FHCF”) and the Florida Insurance Guaranty Association (“FIGA”). Citizens and the FHCF may levy assessments against all assessable insurers that write premiums in the State of Florida to cover operating deficiencies related to windstorm catastrophes. FIGA may levy assessments against all assessable insurers that write premiums in the State of Florida to cover the claims of policyholders of insurance companies in the State of Florida that have become insolvent. During the first quarter of 2009, we did not have any new or additional assessments from the FHCF, FIGA or Citizens.

        In the fourth quarter of 2007, the Florida legislature implemented a program designed to encourage homeowners to improve the ability of their insured residential structures to withstand hurricanes. Under this program, new construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. Homeowners will qualify for insurance premium discounts if their insured home meets the required standards. We implemented this program in the fourth quarter of 2007. Our underwriting and profitability models take into account the required premium credits, called “wind mitigation credits,” which ultimately reduce our average premium per policy when compared to prior years. The full effect of the wind mitigation credits as a decrease to gross premiums written was reflected in all of our policies-in-force at November 30, 2008. When we compare our average premium per policy during 2009 to the same period(s) during 2008, our average premium per policy is expected to be lower during 2009 as a result of these wind mitigation credits that were reflected in our policyholder’s premium through November 2008.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have decided to discontinue offering our commercial product, called e-Z Pak Insurance, which was designed for auto-service professionals. The e-Z Pak Insurance product, which we refer to as our “Garage” line of business, represented approximately 4%, 3% and 2% of our gross premiums written for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. We have entered into an agreement, effective April 1, 2009, granting the renewal rights on the Garage policies to another insurer (“Acquiring Insurer”) for one year. The one-year renewal period shall begin on the date the first renewal policy is written by the Acquiring Insurer following April 1, 2009. Currently, the anticipated one-year period is June 1, 2009 through May 31, 2010. We will not renew Garage policies on or after the date of the first policy written by the Acquiring Insurer. As consideration for these renewal rights, we will receive a percentage of the gross net written premium (adjusted for certain items) for any of the Garage policies that are underwritten by the Acquiring Insurer or its affiliates for the one-year renewal period. There is no assurance that we will receive any amounts pursuant to the foregoing agreement, as our Garage policyholders may choose not to renew their Garage insurance with the Acquiring Insurer.

OPERATIONAL RISKS

The following is a description of the most significant risks facing us and how we attempt to mitigate those risks:

i)	LEGAL/REGULATORY RISK – the risk that changes in the regulatory environment in which we operate could create additional expenses not anticipated by us in pricing our products. That is, regulatory initiatives designed to reduce our profits, restrict underwriting practices and risk classifications, or mandate rate reductions and refunds could create costs for us beyond those recorded in our consolidated financial statements, as could new legal theories or insurance company insolvencies (through guaranty fund assessments). We attempt to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As we write business only in the State of Florida, we are more exposed to this risk than more geographically-balanced companies. At March 31, 2009, we were in compliance with all regulatory requirements.

ii)	CREDIT RISK – the risk that financial instruments, which potentially subject us to concentrations of credit risk, may decline in value or default, or the risk that reinsurers, to which we cede some of our business and from which receivables are recorded on the balance sheet, may not pay. We attempt to minimize this risk by adhering to a conservative investment strategy and entering into reinsurance agreements with financially sound reinsurers and obtaining letters of credit from reinsurers, if necessary.

iii)	INTEREST RATE RISK – the risk that interest rates will change and cause a decrease in the value of our investments. To the extent liabilities come due more quickly than assets mature, we might have to sell assets prior to maturity and potentially recognize a gain or a loss. Our management team, our investment committee and our outside investment manager monitor our investment portfolio in an effort to manage this risk.

iv)	GEOGRAPHIC, CATASTROPHIC AND/OR SEVERE EVENT RISK – the risk associated with writing insurance policies that cover losses resulting from catastrophes and/or severe events, including hurricanes, tropical storms, tornadoes or other weather-related events in the state of Florida only. We attempt to mitigate our risk of these events through the use of reinsurance, forecast-modeling techniques and the monitoring of concentrations of risk, all of which are designed to protect our statutory surplus. We also attempt to mitigate our risk of these events through our underwriting, which diversifies our concentration of policies throughout the state of Florida.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Loss and Loss Adjustment Expenses Reserve

The most significant accounting estimate inherent in the preparation of our financial statements is our evaluation and determination of the liability for unpaid losses and loss adjustment expenses (“LAE”).

We establish reserves for unpaid losses and LAE which are comprised of reserves on known claims (“case reserves”) and reserves for IBNR claims. These reserves represent our best estimate of our liability for losses and LAE and are based on the application of various actuarial reserve estimation techniques as well as the consideration of other material facts and circumstances known at the balance sheet date. The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables. Due to the uncertain nature of any projection of the future, including the estimation of loss and LAE reserves, the ultimate loss and LAE payments made by us may be different from the recorded reserves. Please see our Form 10-K/A for the year ended December 31, 2008 for a more complete discussion of our critical accounting policy for determining our loss and LAE expenses reserves.

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

Fair Market Value of Investments

As discussed in Note 5 to our unaudited condensed consolidated financial statements, certain of our investments are valued at fair market value using a Level 2 input. A Level 2 input is a valuation based on observable inputs that are not quoted prices in an active market, but are, for example, quoted prices in an inactive market or quoted prices in active markets for similar, but not identical instruments. The fair value for our fixed maturities is largely determined by one of two primary pricing methods: third-party pricing service market prices or independent broker quotations. Prices from third-party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions and as a result, certain of our securities are priced via broker quotations. The fair market value prices and/or quotations could vary from one third-party pricing service/broker to another. Any change in the estimated fair market value of our securities could impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and comprehensive income on our Condensed Consolidated Balance Sheets.

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

Investment Portfolio Impairments

We regularly perform an assessment of our investments to determine if any are impaired. An investment is impaired when the fair value of the investment declines to an amount that is lower than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information as discussed in the Total Investment section below. The process of determining if the impairment is temporary or other-than-temporary involves using judgment in evaluating the quantitative criteria and qualitative information. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary. Any change in the determination of whether the impairment is temporary or other-than-temporary would affect our financial statements. If an impairment is determined to be temporary, then the impairment is recorded as an unrealized loss in comprehensive income; however, if an impairment is determined to be other-than-temporary, then the OTTI charge is recorded as a realized loss on the Statement of Income.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to our interim unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying interim unaudited condensed consolidated financial statements and related notes appearing elsewhere herein, and in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K/A for the year ended December 31, 2008.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION (March 31, 2009 versus December 31, 2008)

Total Investments

All of our investments are held as available-for-sale. Our investments at March 31, 2009 and at December 31, 2008, consist mainly of high-quality money market instruments, securities of the United States government and its agencies and securities of high-quality corporate issuers. The corporate bonds we hold are substantially all in the energy and technology/telecommunications industries. At March 31, 2009, approximately 86% of our fixed-maturity securities are U.S. Treasuries or corporate bonds rated “A” or better; the remaining 14% are corporate bonds rated “BBB”. Our equity holdings reflect a similar diversification, with most of our holdings being in the energy, healthcare, industrial and technology sectors.

We perform an assessment of our investments to determine if any are impaired. An investment is impaired when the fair value of the investment declines to an amount that is lower than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, and we consider a number of factors including, but not limited to: how long the security has been impaired, the amount of the impairment, whether we intend to hold the security or whether it is more likely than not that we will have to sell the security before we recover the cost or amortized cost, the financial condition and near-term prospects of the issuer, whether the issuer is current on contractually-obligated interest and principal payments, key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions. The assessment of whether an other-than-temporary impairment (“OTTI”) exists involves a high degree of subjectivity and judgment, and such assessment is based on the information available to us at a given point in time. If we determine that the impairment is other-than-temporary, the cost or amortized cost is permanently reduced to fair value and a realized loss is recognized in operations. During 2009, we recorded an OTTI charge of $1.9 million, after determining that impairments related to certain of our investments were other-than-temporary. During 2008, we did not record an OTTI charge.

At March 31, 2009, we have recorded $1.1 million of unrealized losses compared to $2.4 million at December 31, 2009. The decrease of $1.3 million of unrealized losses from December 31, 2008 to March 31, 2009 is primarily due to the $1.9 million OTTI charge we recorded during the first quarter of 2009; which is offset by a $0.6 million increase in unrealized losses during the first quarter of 2009. The $1.1 million of unrealized losses at March 31, 2009 is comprised of unrealized gains of $0.8 million related to our fixed-maturity investment portfolio and $1.9 million of unrealized losses related to our equities portfolio. Based upon our assessment of the equity securities using the criteria discussed above and given our current level of liquidity and our positive operating cash flows, we intend to hold these securities and it is more likely than not we have the ability to retain these securities for a period of time sufficient to allow for recovery in fair value. Therefore, these decreases in fair values compared to carrying cost are currently viewed as being temporary.

Our fixed-maturity securities and equity securities that are available-for-sale and carried at fair value represent 99.8% of our total investments at March 31, 2009 and December 31, 2008. Our other long-term investments of $0.3 million at March 31, 2009 and December 31, 2008, are invested in a certificate of deposit to secure the payment of our claims as required by the State of Florida. This certificate of deposit automatically renews every twelve months.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008)

REVENUE

Gross Premiums Written

Gross premiums written increased $7.9 million, or 27.3%, to $37.0 million for the three months ended March 31, 2009, compared to $29.1 million for the three months ended March 31, 2008.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our number of homeowner policies-in-force at March 31, 2009, increased to approximately 85,900 from approximately 62,600 at March 31, 2008. Approximately 1,718 of our homeowner policies at March 31, 2009 were assumed from Citizens during 2009. The net new policies-in-force, endorsements and coverage increases are the primary reason that our gross premiums written increased $7.9 million during the first quarter of 2009 compared to the same period in 2008; $2.0 million of such increase relates to Citizens policies assumed under our 2008 Citizens Agreement.

The $2.0 million of gross premiums written for policies assumed under the 2008 Citizens Agreement during the three months ended March 31, 2009 is comprised of $2.5 million of gross written premiums related to policies assumed in February 2009 which was partially offset by a $0.5 million reduction of gross written premiums related to certain Citizen policyholders from the October and December 2008 assumptions, who chose to opt-out of the assumptions and keep their polices with Citizens during the three months ended March 31, 2009. We do not anticipate assuming any additional policies from Citizens until October or December 2009.

Our average premium per policy for our policies-in-force decreased from $2,107 at March 31, 2008 to $1,684 at March 31, 2009. The decrease in the average premium per policy of $423 is primarily due to the above-described wind mitigation credits that the Florida legislature required all property and casualty insurance companies to implement and which we implemented in the fourth quarter of 2007. See the Company Overview section above for a discussion on wind mitigation credits.

Gross Premiums Ceded

Gross premiums ceded increased by $0.5 million or 39.6% to $1.9 million for the three months ended March 31, 2009, compared to $1.4 million for the three months ended March 31, 2008. This increase resulted from an increase in gross premiums ceded for the Garage and Flood programs. The gross written premiums from our Garage and Flood programs are ceded 50% and 100%, respectively.

Increase in Net Unearned Premiums

Net unearned premiums increased $13.6 million for the three months ended March 31, 2009, compared to a $7.1 million increase for the three months ended March 31, 2008. The table below reflects the decrease (increase) in gross unearned premiums and the increase (decrease) in ceded unearned premiums that comprise the increase in net unearned premiums for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	Change
	(In millions)
Decrease (increase) in gross unearned premiums	$(0.7)	$6.4	$(7.1)
Increase (decrease) in ceded unearned premiums	(12.9)	(13.5)	0.6

Decrease (increase) in net unearned premiums	$(13.6)	$(7.1)	$(6.5)

The $7.1 million increase in gross unearned premiums relates primarily to the $7.9 million increase in gross written premiums as discussed in the Gross Written Premiums section above, which was partially offset by a $0.8 million increase in earned premiums during the three months ended March 31, 2009, compared to the same period in 2008.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in ceded unearned premiums of $0.6 million is primarily due to the increase in the gross premiums ceded as discussed in the Gross Premiums Ceded section above.

Net Investment Income

Net investment income decreased $0.2 million, or 14.6% from $1.4 million for the three months ended March 31, 2009, compared to $1.6 million for the same period during 2008. The lower net investment income during 2009 is primarily due to a reduction of $0.2 million in interest income on our cash and cash equivalents portfolio. The interest rates earned on our cash and cash equivalents portfolio are lower during the three months ended March 31, 2009 compared to the same period during 2008.

Net Realized Investment Losses

Net realized investment losses increased to $2.7 million for the three months ended March 31, 2009, compared to $0.2 million for the three months ended March 31, 2008. We performed an assessment of our investment portfolio using the criteria discussed above in the Total Investment section and we determined that impairments of certain of our equity securities were OTTI; therefore, we recorded an OTTI charge of $1.9 million during the first quarter of 2009. We recorded no OTTI charge during 2008.

The table below depicts the net realized investment losses by investment category:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Fixed maturities	$(6)	$—

Equity securities:
Realized losses	(802)	(157)
Other-than-temporary impairment	(1,878)	—

Subtotal equity securities	(2,680)	(157)

Total net realized investment losses	$(2,686)	$(157)

Policy Assumption Bonus

We received a bonus from Citizens for retaining policies we assumed during 2004 and 2005 for three years from the date of the policy assumption and for charging rates similar to Citizens at the date of the assumption. The policy assumption bonus, which includes interest income earned on the bonus amounts, was $2.9 million for the first quarter of 2008.

During 2008, we received a bonus from Citizens for retaining policies we assumed during 2004 and 2005 for three years. We did not assume any policies from Citizens during 2006 and 2007. The 2008 Citizens Agreement does not include a bonus provision; therefore, we will not receive any bonuses from Citizens during 2009.

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

Loss and LAE was $7.2 million for the three months ended March 31, 2009, compared to $7.1 million for the three months ended March 31, 2008. During the first quarter of 2009 compared to the same period of 2008, our paid claims were $0.7 million lower, we had a higher estimated case loss and LAE of $1.6 million and we had lower estimated incurred but not reported (“IBNR”) loss and LAE of $0.8 million.

The increase of $1.6 million in our estimated case loss and LAE is primarily resulting from an increase in loss and LAE exposure risk related to our increase in homeowner policies from approximately 62,600 at March 31, 2008, to approximately 85,900 at March 31, 2009. The $0.8 million reduction in IBNR expenses reflects a $0.6 million reduction related to Tropical Storm Fay and a $0.2 million favorable loss development of our homeowners’ line of business.

For our catastrophic losses, we purchase reinsurance to help manage our loss exposure. Our reinsurance requirements and costs are based on an amount equal to our estimated 100-year probable maximum loss (“PML”). We analyze our PML on a regular basis through the use of our licensed in-house catastrophe-modeling software program. Our underwriting policies and procedures seek to minimize risk of loss while maximizing premium through the optimization of geographic exposure and the diversification of the portfolio with respect to our PML. The continued focus on disciplined underwriting and procedures to optimize our geographic exposure enables us to maximum our premiums to the risks associated with those premiums.

For homeowner non-catastrophe claims, we maintain a very simple reinsurance structure consisting of only one contract, an excess-of-loss reinsurance contract. To date, we have not experienced a non-catastrophic loss that required reimbursement through our excess-of-loss reinsurance contract.

The largest factor that can impact our losses and LAE are catastrophes. Catastrophes are an inherent risk of the property and liability insurance business, especially in the State of Florida, which may contribute to material year-to-year fluctuations in our results of operations and financial position. During the first quarter of 2009, there were no catastrophes that occurred in Florida.

There are inherent difficulties in estimating risks that impact the estimation of our ultimate losses and LAE for catastrophes. These difficulties also affect our ability to estimate reserves for catastrophes. The estimation of reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to, determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectibility. The timing of the occurrence of a catastrophe for instance at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimated reserves related to catastrophes are adjusted as actual claims emerge and additional information becomes available. Because of the inherent uncertainty in estimating reserves for catastrophes, we cannot be sure our ultimate losses and loss adjustment expenses will not exceed our reserves. If and to the extent our reserves are inadequate, we will be required to increase our reserves for losses and

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

loss adjustment expenses and incur a charge to earnings in the period during which our reserves are increased, which could materially and adversely affect our financial condition and results of operations.

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

We continue to revise our estimates of the ultimate financial impact of past storms. The revisions to our estimates are based on our analysis of subsequent information received regarding various factors, including: (i) per claim information; (ii) our company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. We revise our estimate based on the results of our analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. At each year end, we receive an actuary’s opinion as to the adequacy of our reserves and during the quarters our actuary reviews our loss reserve amounts. Except for catastrophe claims, we believe the severity and frequency of claims will remain relatively stable for the foreseeable future.

Policy Acquisition Costs

Policy acquisition costs consist of agents’ commissions, policy administration fees and premium taxes; these costs increased $0.7 million, or 16.7%, to $4.9 million for the three months ended March 31, 2009 compared to $4.2 million for the three months ended March 31, 2008. The increase was due to increases in policy administration fees, the rate we paid to agents for their commissions, our third-party administrator costs and other items. We amortize our policy acquisition costs over the period during which we earn the related premiums. We anticipate our policy acquisition costs will continue to increase slightly during 2009.

During 2008, we contracted with Computer Sciences Corporation (“CSC”) to become our new third-party administrator (“TPA”) related to policy processing and to perform all of the services currently provided by our former TPA. We believe that CSC provides us superior resources and is more capable of supporting our future growth objectives. On January 10, 2009, we began transitioning all of our in-force polices, excluding Garage policies, from our former TPA to CSC as each policy comes due. All new policies, excluding Garage and Flood policies, written during 2009 are and will be administered by CSC.

Salary and Wages

Salaries and wages increased $0.5 million to $1.3 million during the three months ended March 31, 2009, from $0.8 million for the same period of 2008. This increase is comprised of an increase in bonuses and an increase in personnel costs related to adding additional employees.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 24.2%, to $1.0 million during the three months ended March 31, 2009, from $1.3 million during the same period in 2008. During the first quarter of 2008, we incurred various charges including increased auditing fees, consulting, printing costs and other fees related to preparing United Insurance Holdings L.C. (“UIH”) and its subsidiaries financial statements in the SEC-required format of a publicly-traded company.

During the next nine months, we anticipate that we will incur additional compliance costs that we have not incurred in the past. Specifically, we will incur compliance costs to document and test our internal control procedures as well as having management perform an assessment of our internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, we anticipate that our costs related to our Board of Director fees and our professional insurance will increase, since we have become a public company.

Provision for Income Tax

During the first quarter of 2009 our effective tax rate was 37.5% compared to 19.1% for the first quarter of 2008. The 18.4% increase in our effective tax rate (even though the income before taxes decreased $5.5 million from 2008 to 2009) is due to recording corporate taxes on all of our entities during the first quarter of 2009; whereas, during the first quarter of 2008, only one of our subsidiaries, United Property & Casualty Insurance Company (“UPCIC”), recorded a provision for income taxes as the other subsidiaries were treated as partnerships for income tax purposes. Since the other subsidiaries were partnership entities, no provision for income taxes was required to be recorded on our unaudited interim Condensed Consolidated Statements of Income for those entities. Effective October 1, 2008, all of our subsidiaries were required to record a provision for income taxes as all of our subsidiaries were part of a consolidated C-corporation return. For 2009, our combined tax rate is 38.575%. We also used a tax rate of 38.575% in our 2008 pro forma calculations.

See our unaudited interim Condensed Consolidated Statements of Income for a pro forma calculation of the estimated corporate income taxes we would have recorded for the first quarter of 2008 if all of our subsidiaries had recorded corporate income tax provisions during the first quarter of 2008.

Net Income

As a result of the foregoing, our net income for the three months ended March 31, 2009 was $3.1 million compared to net income of $8.5 million for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our operations provided net operating cash flow of $16.1 million during the first quarter of 2009, compared to $1.3 million during the same period in 2008. Our reconciliation of net operating cash flow is generally influenced by the collection of premiums in advance of paid losses, the quarterly payment of reinsurance premiums, the annual signing of new reinsurance contracts at the beginning of hurricane season, and the timing of our loss payments.

The $16.1 million of net cash provided by operating activities resulted primarily from cash inflows from our generation of $3.1 million of net income, a $12.9 million decrease in prepaid reinsurance premiums and a $3.3 million increase in advance premiums, which were offset by cash outflows resulting mainly from a $7.3 million decrease in reinsurance payable.

UNITED INSURANCE HOLDINGS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subject to catastrophic or severe weather-related occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future. During the first quarter of 2009, we did not have any hurricanes or tropical storms in the territories we insure.

Given that we insure property and casualty risks, a catastrophe like a hurricane or tropical storm that impacts any territory we insure will have an impact on us. Each year, we purchase reinsurance for hurricane catastrophes and non-hurricane catastrophes. For our catastrophe reinsurance treaty contract period of June 1, 2008, through May 31, 2009, we retain the first $15.5 million of losses and LAE on an individual hurricane and we retain the first $25.5 million of losses and LAE on an individual non-hurricane catastrophe. If a hurricane or non-hurricane catastrophe exceeds our reinsurance coverage, we will be liable for those losses and LAE as well. Also, we are dependent on the creditworthiness of our reinsurers and if they do not reimburse us for the claims they reinsure, we are ultimately liable for those claims. For those reinsurers that are not approved with the OIR and have a net recoverable balance due to us, we obtain a letter of credit. For more details regarding our reinsurance coverage, please see our Notes to Consolidated Financial Statements included within our Annual Report filed on Form 10-K/A for the year ended December 31, 2008.

For the first quarter of 2009, we used $0.6 million of cash in our net investing activities compared to $7.2 million during the first quarter of 2008. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. For 2009, we generated $6.4 million of cash proceeds from the sale of investments available-for-sale and we used $7.0 million of cash for the purchase of investments available-for-sale.

During the first quarter of 2009, we did not use any cash nor have any cash provided through financing activities. During the first quarter of 2008, we paid $2.8 million of principal payments on our Columbus Bank and Trust Company (“CB&T”) note. On May 5, 2009 we amended our CB&T note agreement, whereby there will be no principal payments on this note until the note matures on February 20, 2010.

At March 31, 2009, the interest rates on our notes were 2.11% for the State Board of Administration of Florida (“SBA”) note, 3.5% for the CB&T note and 11% for the five notes issued prior to the merger whereby a wholly-owned subsidiary of FMG Acquisition Corp., merged with and into UIH (the “Merger”).

We are not required to pay any principal on our $20 million SBA note until October 1, 2009, at which time the Florida Insurance Commissioner will approve any principal payments and determine if such payment substantially impairs the financial condition of our insurance subsidiary. Upon OIR approval, the principal payments on our SBA note are expected to be $0.3 million per quarter, commencing in the fourth quarter of 2009. We pay interest on this loan quarterly.

Prior to the Merger, we issued five notes (“Merger Notes”) with a combined principal of $18.3 million; however, no principal payments are required until the Merger Notes mature on September 29, 2011. Interest payments are payable semi-annually beginning April, 1, 2009.

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

The ability of our parent company to meet its debt payment obligations and pay our general and administrative expenses is largely dependent on cash dividends or inter-company loans from United Insurance Management, L.C. (“UIM”). UIM’s primary source of revenue, from which dividends to us have been paid, is the management fee and commissions UIM receives from our insurance company, UPCIC, pursuant to a management agreement in effect between those entities. UPCIC is subject to extensive regulation by the Florida Office of Insurance Regulation (“OIR”), including approval of any management fee UPCIC pays to UIM for services rendered.

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

There is a provision in the Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, which provides for potential additional consideration to be paid to former UIH members of up to $5 million, which we will record as a dividend if we exceed $25 million of net income at the end of either of the measurement periods mentioned below. We will pay those former UIH members $2.00 in cash for each dollar exceeding UIHC’s net income (as defined in the Merger Agreement) that exceeds $25 million at the end of either of the periods of (i) July 1, 2008 through June 30, 2009, or (ii) January 1, 2009 through December 31, 2009.

We believe we maintain sufficient liquidity to pay claims, operating expenses and other obligations as they come due. At March 31, 2009, we had $47.2 million of cash and cash equivalents. We monitor our expected loss and LAE payment needs and maintain a sufficient portion of our assets in cash and cash equivalents to enable us to fund our expected claim payments without having to sell longer-duration investments. As necessary, we adjust our short-term investments and cash and cash equivalent holdings to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments.

Our note agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios. We were in compliance with the terms of the covenants at March 31, 2009.

In relation to the Merger Notes issued on September 29, 2008, pursuant to a note repurchase agreement dated as of August 15, 2008, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance to exceed $58.3 million, which includes the $18.3 million incurred under this note agreement and excludes the $20 million SBA note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45 million. We were in compliance with the terms of the covenants at March 31, 2009; however, any dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45 million.

The SBA note provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note. In addition, the CB&T loan agreement provides that CB&T may elect to exercise its remedies described above for events of default under any loan agreements affecting us or our subsidiaries. We are not currently in default of these notes; however, if we were in default and either lender elected to pursue these default remedies, it would reduce our statutory surplus and could adversely affect our liquidity.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain our certificate of authority, the Florida insurance laws and regulations require UPCIC to maintain capital and surplus equal to the statutory minimum capital and surplus requirement which Florida Statutes define as the greater of 10% of the insurer’s total liabilities or $4 million. UPCIC’s statutory capital surplus was $54.6 million at March 31, 2009, and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at March 31, 2009.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2009, we have no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 9 of our unaudited interim condensed consolidated financial statements for a discussion of our related party transactions.

UNITED INSURANCE HOLDINGS CORP.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Since we are a smaller reporting company, we are not required to furnish this information.

Item 4T:	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) During the fiscal quarter ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities. During the first quarter of 2009, we issued 25,000 shares of our common stock to two of our executives as part of their 2008 bonus compensation. These shares were valued at $75,000 using the quoted market price on the date the shares were authorized by our Board of Directors.

The issuance of common stock described in the prior paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, and in reliance on similar exemptions under applicable state laws, as the offering was not a public offering. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

UNITED INSURANCE HOLDINGS CORP.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At March 31, 2009, we were in compliance with these requirements.

In relation to the notes issued on September 29, 2008, pursuant to a note repurchase agreement dated as of August 15, 2008, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance to exceed $58.3 million, which includes the $18.3 million incurred under this note agreement and excludes the $20 million SBA note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45 million. We were in compliance with the terms of the covenants at March 31, 2009; however, any dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45 million.

Our loan agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. We were in compliance with the terms of the covenants at March 31, 2009.

Item 3:	Defaults upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6:	Exhibits

2.1	Second Amendment to Amended and Restated Agreement and Plan of Merger By and Among FMG Acquisition Corp., United Subsidiary Corp. and United Insurance Holdings, L.C., dated as of September 23, 2008.

10.1	Third Modification to Loan Agreement between United Insurance Holdings, L.C., United Insurance Management L.C. and Columbus Bank and Trust Company, dated May 5, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

	By:	/s/ Donald J. Cronin
May 13, 2009		Donald J. Cronin, President and Chief Executive Officer (Principal Executive Officer and duly authorized officer)

/s/ Nicholas W. Griffin
May 13, 2009		Nicholas W. Griffin, Chief Financial Officer (Principal Financial Officer)