Form 10-Q
period 2009-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2009-08-13
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 000-52833

United Insurance Holdings Corp.

(Exact name of Registrant as specified in its charter)

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)

360 Central Avenue, Suite 900

St. Petersburg, Florida 33701

(Address, including zip code, of principal executive offices)

727-895-7737

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 13, 2009, 10,573,932 shares of common stock, par value $0.0001 per share, were issued and outstanding.

UNITED INSURANCE HOLDINGS CORP.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Condensed Consolidated Balance Sheets

In thousands, except share and par value amounts

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $83,911 and $114,078, respectively)	$84,911	$115,332
Equity securities (cost of $10,991 and $14,229, respectively)	10,046	10,586
Other long-term investments (cost of $300)	300	300

Total investments	95,257	126,218

Cash and cash equivalents	100,908	31,689
Accrued investment income	1,112	1,392
Premiums receivable, net of allowances for credit losses of $403 and $305, respectively	15,095	10,216
Reinsurance recoverable on paid and unpaid losses	22,716	22,604
Prepaid reinsurance premiums	82,232	26,518
Deferred policy acquisition costs, net	12,566	9,075
Property and equipment at cost, net of accumulated depreciation and amortization of $293 and $254, respectively	255	294
Capitalized software, net of accumulated amortization of $166 and $53, respectively	1,204	1,232
Deferred income tax assets, net	578	2,744
Other assets	1,519	1,139

Total Assets	$333,442	$233,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$41,443	$40,098
Unearned premiums	93,866	74,384
Reinsurance payable	85,281	16,694
Advance premiums	5,453	2,152
Accounts payable and accrued expenses	15,275	12,871
Current portion of notes payable	5,209	4,621
Income taxes payable	107	1,366
Other liabilities	542	1,326
Long-term notes payable	36,296	36,682

Total Liabilities	283,472	190,194

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2009 and 2008	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 and 10,548,932 issued and outstanding for 2009 and 2008, respectively	1	1
Additional paid-in capital	75	—
Accumulated other comprehensive income (loss)	34	(1,490)
Retained earnings	49,860	44,416

Total Stockholders’ Equity	49,970	42,927

Total Liabilities and Stockholders’ Equity	$333,442	$233,121

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Income

(Unaudited)

In thousands, except share and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Gross premiums written	$58,147	$41,518	$95,178	$70,608
Gross premiums ceded	(86,073)	(52,203)	(87,974)	(53,565)

Net premiums written	(27,926)	(10,685)	7,204	17,043
Decrease in net unearned premiums	49,821	30,335	36,233	23,242

Net premiums earned	21,895	19,650	43,437	40,285
Net investment income	1,288	1,721	2,683	3,354
Net realized investment gains	1,513	1,035	705	878
Other-than-temporary impairments of investments	—	—	(1,878)	—
Commission and fees	867	651	1,633	1,298
Policy assumption bonus	—	1,371	—	4,283
Other revenue	757	512	1,724	1,292

Total revenue	26,320	24,940	48,304	51,390

EXPENSES:
Losses and loss adjustment expenses	11,538	5,343	18,739	12,474
Policy acquisition costs	5,574	4,377	10,502	8,599
Operating and underwriting expenses	2,061	1,554	3,864	3,092
Salaries and wages	766	722	2,050	1,530
General and administrative expenses	970	1,041	1,983	2,378
Interest expense	783	601	1,537	1,466

Total expenses	21,692	13,638	38,675	29,539

Income before income taxes	4,628	11,302	9,629	21,851
Provision for income taxes	1,781	2,143	3,657	4,159

Net income	$2,847	$9,159	$5,972	$17,692

Weighted average shares outstanding
Basic	10,573,932	10,548,932	10,562,468	10,548,932

Diluted	10,573,932	11,797,768	10,562,468	11,757,811

Earnings per share
Basic	$0.27	$0.87	$0.57	$1.68

Diluted	$0.27	$0.78	$0.57	$1.50

Dividends declared per share	$0.15	$—	$0.15	$—

PRO FORMA COMPUTATION OF INCOME TAXES FOR HISTORICAL PERIOD PRIOR TO THE MERGER [See Note 2(d)]:

Historical income before income taxes		$11,302		$21,851
Pro forma provision for income taxes		4,360		8,429

Pro forma net income		$6,942		$13,422

Pro forma earnings per share
Basic		$0.66		$1.27

Diluted		$0.59		$1.14

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands, except share amounts

	Six Months Ended June 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$5,972	$17,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	630	345
Net realized investment (gains) losses	1,173	(878)
Amortization of discount on notes payable	202	—
Provision for uncollectible premiums	107	—
Deferred income taxes, net	1,246	1,102
Stock-based compensation	75	—
Changes in operating assets and liabilities:
Accrued investment income	280	53
Premiums receivable, net	(4,986)	(2,176)
Reinsurance recoverable on paid and unpaid losses	(112)	367
Prepaid reinsurance premiums	(55,714)	(23,977)
Deferred policy acquisition costs, net	(3,491)	(597)
Income taxes, net	(1,259)	(2,018)
Other assets	(380)	2,288
Unpaid loss and loss adjustment expenses	1,345	(2,304)
Unearned premiums	19,482	735
Reinsurance payable	68,587	40,169
Advance premiums	3,301	904
Accounts payable and accrued expenses	2,404	(2,788)
Other liabilities	(784)	70

Net cash provided by operating activities	38,078	28,987

Cash flows provided by (used in) investing activities:
Proceeds from sales and maturities of investments available for sale	46,964	27,887
Purchases of investments available for sale	(15,211)	(41,266)
Cost of property and equipment acquired	—	(9)
Cost of capitalized software acquired	(84)	—

Net cash provided by (used in) investing activities	31,669	(13,388)

Cash flows provided by (used in) financing activities:
Repayments of borrowings	—	(18,590)
Dividends paid	(528)	—
Contributions by UIH members	—	63
Distributions to UIH members	—	(11,167)

Net cash used in financing activities	(528)	(29,694)

Increase (decrease) in cash	69,219	(14,095)
Cash and cash equivalents at beginning of period	31,689	56,852

Cash and cash equivalents at end of period	$100,908	$42,757

Supplemental cash flows information:
Cash paid during the period for:
Interest	$1,335	$1,529

Income taxes paid	$3,670	$4,085

Non-cash Activity:

During March 2009, we issued a total of 25,000 shares of our common stock to our CEO and CFO in exchange for services performed. As a result, we recorded $75 of compensation expense (See Note 13).

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

UPCIC was formed in 1999 under the laws of the State of Florida and is authorized by the Florida Office of Insurance Regulation (“OIR”) to underwrite homeowner and dwelling property and casualty lines (as hereinafter used in this document with reference to policy type, the term homeowner includes both homeowner and dwelling policies, unless otherwise noted). We write our own policies throughout the State of Florida utilizing our independent agency network. We occasionally supplement those writings by assuming policies from Citizens Property Insurance Corporation (“Citizens”). The OIR has also authorized UPCIC to write flood coverage and a smaller commercial auto (“Garage”) line of business, though we are currently phasing out our Garage line of business.

UIM is a managing general agent (“MGA”) formed in 1999 under the laws of the State of Florida. UIM manages all aspects of UPCIC’s operations, including underwriting, policy administration, collections and disbursements, accounting and claims processes.

Skyway was formed in 2004 under the laws of the State of Florida to provide claims adjusting services. Skyway is currently one of several companies that provide such services to UPCIC, and it mainly provides such services for claims arising in Dade, Broward and Palm Beach counties, as well as in Pinellas, Manatee and Sarasota counties.

2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future period as a result of the presentation described above.

All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheets as of June 30, 2009, our

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for all other periods presented. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included within our Annual Report filed on Form 10-K/A for the year ended December 31, 2008.

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

On the unaudited Condensed Consolidated Statements of Income, the pro forma computation of income taxes for the three- and six-month periods ended June 30, 2008, represents the tax effect that would have been reported had all of our subsidiaries been subject to U.S. Federal and State income taxes on a consolidated tax return. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had all our subsidiaries actually been subject to U.S. Federal and State income taxes for the three- and six-month periods ended June 30, 2008. Therefore, the pro forma amounts are for informational purposes only and are not intended to be indicative of the results of operations had we been subject to U.S. Federal and State income taxes on a consolidated tax return for the three- and six-month periods ended June 30, 2008.

3)	Recent Accounting Pronouncements

Recently Adopted Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. These FSPs are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments (“OTTI”) of debt securities, including establishing criteria regarding when to recognize the entire amount of an OTTI in earnings versus recognizing a portion of the OTTI in earnings and the remaining portion in other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. We adopted these FSPs on April 1, 2009, and such adoption did not have a material impact on our accounting for financial instruments, though it did expand our associated disclosures.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 in response to the release of FSP FAS 115-2 and FAS 124-2. With the amendments in SAB No. 111, fixed maturities are excluded from the scope of SAB Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” Per the revised SAB Topic 5.M., the SEC staff does not interpret the FASB’s use of the term “other-than-temporary” to mean permanent impairment. The SEC staff notes numerous factors that an entity should consider when evaluating whether their available-for-sale equity securities have been other-than-temporarily impaired, and provides suggested factors to consider. The guidance provided by SAB 111 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). In SFAS No. 165, the FASB establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. Our adoption of SFAS No. 165 on April 1, 2009 did not have a material effect on our consolidated financial statements.

In June 2009, the SEC issued SAB No. 112, which amends or rescinds portions of the interpretive guidance included in the SAB Series to make that interpretive guidance consistent with current GAAP and SEC rules and regulations. Specifically, the SEC staff is conforming existing interpretive guidance with SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The guidance provided by SAB 112 did not have a material effect on our consolidated financial statements.

Pronouncements to be Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. In SFAS No. 166, the FASB improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 shall be effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Our adoption of SFAS No. 166 will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). In SFAS No. 167, the FASB replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and requires additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 shall be effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Our adoption of SFAS No. 167 will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In SFAS No. 168, the FASB identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities. SFAS No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of SFAS No. 168 will not have a material effect on our consolidated financial statements, but it will alter the references to accounting literature within the consolidated financial statements.

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

The table below reflects the diluted weighted-average number of common stock shares outstanding using the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted-average shares—basic	10,573,932	10,548,932	10,562,468	10,548,932

Effect of dilutive common stock equivalents:
Warrants	—	1,248,836	—	1,208,879
Unit options	—	—	—	—

Weighted-average shares—diluted	10,573,932	11,797,768	10,562,468	11,757,811

We have a unit purchase option outstanding for 350,000 units; each unit consists of a share of common stock and a warrant to purchase a share of common stock. For the three- and six-month periods ended June 30, 2009, the unit purchase option was anti-dilutive; therefore, the shares associated with the unit purchase option are not included in the diluted weighted-average shares outstanding in the table above.

On the unaudited interim Condensed Consolidated Statements of Income, we retroactively restated EPS for the three- and six-month periods ended June 30, 2008, as it was prior to the Merger. We accounted for the Merger as a reverse acquisition and recapitalization and since the consideration paid was cash and common stock, the shares outstanding at the time the Merger was effective were deemed to be the historical shares outstanding prior to the Merger.

5)	INVESTMENTS

As explained in Note 3, we have adopted three new FSPs this quarter that have expanded the disclosures we provide regarding our investments.

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or amortized cost of the security sold. We determine the cost or amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$1,477	$23,352	$1,079	$19,883
Equity securities	61	281	45	378

Total realized gains	1,538	23,633	1,124	20,261

Fixed maturities	—	—	(29)	978
Equity securities	(25)	154	(60)	312

Total realized losses	(25)	154	(89)	1,290

Net realized investment gains	$1,513	$23,787	$1,035	$21,551

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

	Six Months Ended June 30,
	2009		2008
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$1,477	$23,352	$1,079	$19,883
Equity securities	61	281	45	378

Total realized gains	1,538	23,633	1,124	20,261

Fixed maturities	(6)	1,493	(29)	978
Equity securities	(827)	1,088	(217)	1,388

Total realized losses	(833)	2,581	(246)	2,366

Net realized investment gains (losses)	$705	$26,214	$878	$22,627

The following table details the difference between cost or amortized cost and estimated fair value, by major investment category, at June 30, 2009 and December 31, 2008:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
U.S. government and agency securities	$34,100	$214	$36	$34,278
Corporate securities	49,811	1,423	601	50,633

Total fixed maturities	83,911	1,637	637	84,911
Equity securities	10,991	344	1,289	10,046
Other long-term investments	300	—	—	300

Total investments	$95,202	$1,981	$1,926	$95,257

December 31, 2008
U.S. government and agency securities	62,808	$2,760	$10	$65,558
Corporate securities	51,270	301	1,797	49,774

Total fixed maturities	114,078	3,061	1,807	115,332
Equity securities	14,229	77	3,720	10,586
Other long-term investments	300	—	—	300

Total investments	$128,607	$3,138	$5,527	$126,218

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

The investments held at June 30, 2009, were comprised mainly of high-quality money market instruments, securities of the United States government and its agencies, and securities of high-quality corporate issuers.

The table below is a summary of fixed maturities at June 30, 2009 by contractual maturity periods. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Cost or Amortized Cost	Fair Value
Due in one year or less	$26,998	$27,181
Due after one year through five years	25,519	25,980
Due after five years through ten years	30,378	30,750
Due after ten years	1,016	1,000

Total	$83,911	$84,911

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fixed maturities	$1,065	$1,182	$2,264	$2,395
Equity securities	126	96	247	182
Cash, cash equivalents and short-term investments	97	443	172	777

Investment income, net of amortization	1,288	1,721	2,683	3,354
Less: investment expenses	(29)	(32)	(101)	(94)

Investment income, net of amortization and expenses	$1,259	$1,689	$2,582	$3,260

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Loss	Fair Value	Number of Securities	Gross Unrealized Loss	Fair Value
June 30, 2009
U.S. government and agency securities	2	$36	$3,021	—	$—	$—
Corporate securities	—	—	—	9	601	8,525

Fixed maturities	2	36	3,021	9	601	8,525
Equity securities	9	152	1,368	41	1,137	6,171

Total	11	$188	$4,389	50	$1,738	$14,696

December 31, 2008
U.S. government and agency securities	1	$10	$1,005	—	$—	$—
Corporate securities	21	996	20,732	9	801	8,405

Fixed maturities	22	1,006	21,737	9	801	8,405
Equity securities	61	2,884	6,583	21	836	3,244

Total	83	$3,890	$28,320	30	$1,637	$11,649

We perform an assessment of our investments to determine if any are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount that is lower than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; whether, in the case of equity securities, we intend to hold the security for a period sufficient for us to recover our cost basis, or whether, in the case of debt securities, we intend to sell the security or it is more likely than not that we will have to sell the security before we recover the cost or amortized cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions. The assessment of whether an other-than-temporary impairment (“OTTI”) exists involves a high degree of subjectivity and judgment, and such assessment is based on the information available to us at a given point in time. If macroeconomic conditions, or any of the other above noted factors deteriorate, we might incur additional OTTI charges in upcoming quarters.

If we determine that an impairment of equity securities is other-than-temporary, we permanently reduce the cost of the security to fair value and recognize an OTTI charge in operations. If a debt security is impaired and we either intend to sell the security or it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, we record the full amount of the impairment as an OTTI charge in operations. If we determine that an impairment of a debt security is other-than-temporary and we neither intend to sell the security nor it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, then we separate the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. We recognize the amount of the impairment related to the credit loss as an OTTI charge in operations, and we recognize the amount of the OTTI related to all other factors in other comprehensive income. During the three- and six-month periods ended June 30, 2009, we recorded OTTI charges of zero and $1,878, respectively, after

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

determining that impairments related to certain of our equity investments were other-than-temporary. Since the OTTI charges were related to equity securities, we have no OTTI amounts recorded in Accumulated other comprehensive income. During 2008, we did not record an OTTI charge.

6)	FAIR VALUE MEASUREMENTS

We disclose the fair value of our financial instruments in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments and SFAS No. 157, Fair Value Measurements. The SFAS No. 157 fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1	–	Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2	–	Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3	–	Valuations based on unobservable inputs.

The following table presents the fair value measurements of our financial instruments by level at June 30, 2009:

	Total	Level 1	Level 2	Level 3
Fixed maturities	$84,911	$3,553	$81,358	—
Equity securities	10,046	10,046	—	—
Other long-term investments	300	300	—	—

Total investments	$95,257	$13,899	$81,358	—

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2009 and December 31, 2008 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses, and current portion of notes payable. The carrying amounts of long-term notes payable also approximate their fair value as they are either variable in nature or are payable within three years.

7)	REINSURANCE

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance contracts, we remain liable for the entire insured loss.

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

For the policy year beginning June 1, 2009, we have a private catastrophe reinsurance contract with four schedules; these schedules divide the coverage into layers. The coverage provided by one schedule picks up, or “attaches”, at the point where coverage under the previous schedule ends. Our contract with the FHCF divides our coverage into three layers: the Limited-Apportionment Company (“LAC”) layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit (“TICL”) layer.

Should a single hurricane occur, we have chosen to pay, or “retain”, the first $16,400 of catastrophe losses before our reinsurance agreements provide coverage, plus an additional $9,100 as detailed in the table below entitled “Hurricane Event”. Should a single non-hurricane catastrophic event occur, our retained loss would be the first $26,400 of catastrophe loss, plus an additional $9,100 as detailed in the table below entitled “Non-Hurricane Event”. In the event that catastrophe losses exceed our reinsurance coverage, we would also retain any such catastrophe loss in excess of the coverage provided by our reinsurance contracts. The following tables summarize our catastrophe coverage for a single severe weather event:

	Hurricane Event
	Retained Loss	FHCF Contract	Private Contract	Cumulative
Initial retained loss	$16,400	$—	$—	$16,400
FHCF LAC layer	—	10,000	—	26,400
Private layer 1	2,200	—	40,800	69,400
Private layer 2	2,500	—	47,900	119,800
FHCF Mandatory/Private layer 3	—	289,600	30,500	439,900
FHCF TICL/Private layer 4	4,400	67,400	4,400	516,100

	$25,500	$367,000	$123,600

	Non-Hurricane Event
	Retained Loss	Private Contract	Cumulative
Initial retained loss	$26,400	$—	$26,400
Private layer 1	2,200	40,800	69,400
Private layer 2	2,500	47,900	119,800
Private layer 3	—	30,500	150,300
Private layer 4	4,400	4,400	159,100

	$35,500	$123,600

Our contract with the FHCF allows for one reinstatement of coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our contract with the private reinsurers allows for one reinstatement of coverage on all the private layers should losses resulting from one severe weather event exhaust that coverage. Our contract with the FHCF does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our private contract requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private contract becomes necessary, we purchased a Reinsurance Premium Protection (“RPP”) policy. Our RPP policy reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first, second and fourth private layers, and it reimburses us 50% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the third private layer.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

We may have to pay as much as $3,051 in reinstatement premium for the 50% of the third private layer not covered by our RPP policy. The private contract provides aggregate coverage, including reinstatements, of $247,200 for all occurrences, while any single occurrence is limited to $123,600. The FHCF LAC layer provides aggregate coverage, including reinstatements, of $20,000 for all occurrences, while any single occurrence is limited to $10,000.

Our non-catastrophe reinsurance contract provides excess-of-loss coverage for losses arising out of property business up to $1,700 in excess of $1,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the contract for losses arising out of property business, one reinstatement of the $1,700 of coverage limit is included at 50% additional premium. The contract, including reinstatements, provides aggregate coverage of $3,400 for losses arising out of property business, while any single occurrence is limited to $1,700. The contract also provides coverage for losses arising out of a combination of property and casualty business up to $2,200 in excess of $1,000 per occurrence, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved for property or the number or type of insureds for casualty, of $2,200.

For our recently-discontinued Garage program, we entered into quota share reinsurance contracts for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share contract for 2009-2010. We recognized commission revenue on our previous quota share contracts totaling $142 and $132, for the three months ended June 30, 2009 and 2008, respectively, and $284 and $278, for the six months ended June 30, 2009 and 2008, respectively.

We write flood insurance under contract with the National Flood Insurance Program (“NFIP”). Per the contract, we cede 100% of the premiums written and 100% of risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of policies-in-force. We recognized commission revenue from our flood program of $89 and $160 for the three months ended June 30, 2009 and 2008, respectively, and $287 and $198 for the six months ended June 30, 2009 and 2008, respectively.

The table below summarizes the amounts of our premiums ceded under the various types of contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Catastrophe excess-of-loss	$82,972	$49,413	$82,589	$48,920
Quota share	471	735	1,121	1,339
Flood	2,630	2,055	4,264	3,306

Total gross premiums ceded	$86,073	$52,203	$87,974	$53,565

We amortize our prepaid reinsurance premiums over the annual contract period, and we record that amortization in the Decrease in ceded unearned premiums account within the Increase in net unearned premiums line item on our unaudited Condensed Consolidated Statements of Income. The table below depicts the components of that line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Decrease (increase) in gross unearned premiums	$(18,825)	$(7,168)	$(19,481)	$(735)
Increase (decrease) in ceded unearned premiums	68,646	37,503	55,714	23,977

Decrease in net unearned premiums	$49,821	$30,335	$36,233	$23,242

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

8)	POLICY ASSUMPTIONS

We are not a reinsurance entity by charter or by strategy; however, we occasionally supplement the natural growth of our book of business by assuming policies.

During the three- and six-month periods ended June 30, 2008, we recognized policy assumption bonus income of $1,371 and $4,283, respectively, which included $149 and $523 of interest income, respectively, from the 2004 and 2005 assumptions from Citizens after renewing the assumed policies for the required three years.

The amount of written premium assumed and assumed commission expense we record related to any policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations. To date, we have conducted three policy assumptions under the 2008 Agreement with Citizens. For the three- and six-month periods ended June 30, 2009, we recorded $(346) and $1,660 of written premium assumed, respectively, and $282 and $558 of assumed commissions incurred, respectively, on those policies.

9)	COMMITMENTS AND CONTINGENCIES

a)	Litigation

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

Our insurance subsidiary participates in mandatory assessments levied by Citizens, the FHCF and the Florida Insurance Guaranty Association (“FIGA”). Citizens and the FHCF may levy assessments against all assessable insurers that write premiums in the State of Florida to cover operating deficiencies related to windstorm catastrophes. FIGA may levy assessments against all assessable insurers that write premiums in the State of Florida to cover the claims of policyholders of insurance companies in the State of Florida that have become insolvent. While we can recover these assessments from policyholders through premium rate increases, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements. During the six months ended June 30, 2009, we did not have any new or additional assessments from the FHCF, FIGA or Citizens.

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

Our Amended and Restated Agreement and Plan of Merger (“Merger Agreement”), dated August 15, 2008, as amended on September 23, 2008, provides for potential additional consideration of up to $5,000 to be paid to the former members of UIH. The Merger Agreement stipulates that we must pay those former UIH members $2.00 in cash for each dollar of UIHC’s net income (as defined in the Merger Agreement) that exceeds $25,000 at the end of either of the periods of (i) July 1, 2008 through June 30, 2009, or (ii) January 1, 2009 through December 31, 2009. Our net income did not exceed $25,000 at the end of the period mentioned in (i) above; therefore, we neither recorded nor paid any contingent consideration during the six months ended June 30, 2009. We will record any contingent consideration as a dividend if we exceed $25,000 of net income at the end of the period mentioned in (ii) above.

In relation to the notes issued on September 29, 2008, pursuant to a note repurchase agreement dated as of August 15, 2008, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that could cause our aggregate debt balance to exceed $58,300, which includes the $18,300 incurred under this note agreement and excludes the $20,000 State Board of Administration of Florida note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that could reduce consolidated net worth, as defined in the note agreement, to less than $45,000. We were in compliance with the terms of the covenants at June 30, 2009; however, any dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45,000.

Our loan agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. We were in compliance with the terms of the covenants at June 30, 2009.

10)	RELATED PARTY TRANSACTIONS

Prior to consummation of the Merger on September 30, 2008, the owner of two independent insurance agencies that write our policies, Alpha Insurance Management and Comegys Insurance Corner, served on the Board of Directors of UIH. During the three- and six-month periods ended June 30, 2008, we incurred board fees and agents’ commissions related to the aforementioned agencies totaling $94 and $329, respectively. The commissions were determined in accordance with industry rates. After September 30, 2008, the owner of the aforementioned insurance agencies no longer served as a director, but remained a common stockholder.

We have entered into an investment-management agreement with Synovus Trust Company, N.A. (“Synovus Trust”), which provides investment-management services for the investment accounts of our subsidiaries. The agreement was effective October 8, 2003, and remains in effect until terminated by either party. Synovus Trust is owned by Synovus Financial Corporation (“Synovus”). Synovus owned 14.6% of our common stock outstanding at June 30, 2009. Our subsidiaries incurred combined fees under the agreement of $17 and $21 for the three months ended June 30, 2009 and 2008, respectively, and $78 and $73 for the six months ended June 30, 2009 and 2008, respectively.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

During 2009 and 2008, we had a secured loan agreement with Columbus Bank & Trust Company (“CB&T”). CB&T is a subsidiary of Synovus. The amount outstanding on the note payable executed in February 2007 was $4,327 at June 30, 2009 and December 31, 2008. Total interest incurred related to the CB&T loan agreements was $37 and $198 for the three months ended June 30, 2009 and 2008, respectively, and $75 and $628 for the six months ended June 30, 2009 and 2008, respectively. The interest rates charged and earned were determined in accordance with industry rates.

During March 2009, we agreed to modify the note receivable from Prime Holdings Insurance Services, Inc. (“Prime”) by delaying the next payment date from May 1, 2009 to July 15, 2009; we received the $452 payment as scheduled on July 15, 2009. The remaining payment due from Prime on May 1, 2010 is approximately $400. All other terms and conditions remain unchanged.

During the first quarter of 2008, the notes receivable from certain officers in the amount of $100, plus the accrued interest of $15, were forgiven.

During the first quarter of 2008, UIH’s Chairman of the Board of Directors exercised an option for $63 to purchase 258 additional membership units of UIH. No further UIH equity purchase options exist.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors. Total interest incurred related to these notes was $222 and $448 for the three- and six-month periods ended June 30, 2009, respectively. Total discount amortized related to these notes was $46 and $89 for the three- and six-month periods ended June 30, 2009, respectively.

11)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains and losses, net of the related income tax effect, on debt and equity securities classified as available-for-sale, and is included as a component of stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$2,847	$9,159	$5,972	$17,692
Net unrealized gains (losses)	1,194	(4,389)	2,444	(1,710)
Tax effect	(461)	1,652	(920)	643

Other comprehensive income	$3,580	$6,422	$7,496	$16,625

During the three- and six-month periods ended June 30, 2009, we incurred OTTI charges of zero and $1,878, respectively, which were recorded in earnings and reduced the amount of our unrealized losses. We did not record OTTI charges during 2008.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

12)	REGULATORY REQUIREMENTS AND RESTRICTIONS

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPCIC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers’ ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments.

Florida law requires that UPCIC maintain statutory surplus, also known as surplus as to policyholders, equal to the greater of 10% of its total liabilities or $4,000. At June 30, 2009, UPCIC’s surplus as to policyholders exceeded the minimum requirements. State law also requires UPCIC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at June 30, 2009.

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

Our insurance subsidiary’s assets, liabilities and results of operations have been reported in accordance with GAAP, which varies from SAP prescribed or permitted by the NAIC, state laws and regulations, as well as by general industry practices. The following items are principal differences between SAP and GAAP:

•	SAP require that we exclude certain assets, called non-admitted assets, from the balance sheet.

•	SAP require us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.

•	SAP require that we calculate deferred income taxes differently than we would under GAAP.

•	SAP require that certain investments be recorded at cost or amortized cost, while GAAP requires investments to be reported at fair value.

Our insurance subsidiary must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as to policyholders, which is called stockholder’s equity under GAAP.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

in thousands, except share and per share amounts

Surplus as to policyholders was $54,848 and $54,675 at June 30, 2009 and December 31, 2008, respectively. Statutory net income (loss) at our insurance subsidiary was $(529) and $7,229 for the three months ended June 30, 2009 and 2008, respectively, and $(1,413) and $8,683 for the six months ended June 30, 2009 and 2008, respectively.

13)	EQUITY TRANSACTIONS

On March 25, 2009, the Compensation Committee of our Board of Directors voted to award 12,500 shares of our common stock each to our CEO and CFO as a bonus for services performed. The 25,000 total shares were valued at $3.00 per share, which was the closing price of UIHC common stock on March 25, 2009, when the shares were authorized. As a result, we recorded $75 of compensation expense during the six months ended June 30, 2009. We do not have a formal stock compensation program as of June 30, 2009.

On May 6, 2009, the Board of Directors declared a dividend of $0.15 per share, to be paid in three installments of $0.05 per share per quarter for the remaining three quarters of 2009. The first payment, totaling $528, was paid on June 15, 2009.

14)	SUBSEQUENT EVENTS

We have evaluated our records related to subsequent events through August 13, 2009, which was the date our unaudited interim condensed consolidated financial statements were issued. There were no subsequent events requiring disclosure.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q for the three and six months ended June 30, 2009 (“Form 10-Q”) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the hurricanes that occurred in 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); and acts of war and terrorist activities. For additional information, see “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2008.

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

COMPANY OVERVIEW

United Insurance Holdings Corp. (which is referred to herein as “UIHC”, “United”, “we”, or “us”), formerly known as FMG Acquisition Corp., acquired United Insurance Holdings, L.C., a Florida limited liability company (“UIH”), via merger on September 30, 2008 (the “Merger”). Through UIH and its three wholly-owned subsidiaries, UIHC is engaged in the property and casualty insurance business in the State of Florida. Our insurance subsidiary United Property & Casualty Insurance Company (“UPCIC”) was initially formed in 1999 to capitalize on legislation designed to attract capital to the Florida homeowner insurance market and our primary products are homeowner and dwelling property and casualty insurance policies. We offer standardized policies and price these policies in accordance with the rates approved by the Florida Office of Insurance Regulation (“OIR”). Our homeowner policy, which provides both structure and content coverage for a broad range of exposures, is a policy that includes coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners. Our dwelling policy allows policyholders to select from a range of standardized policies with differing types and levels of coverage.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Another homeowner insurance coverage we offer is flood insurance (“Flood”), which is provided through the National Flood Insurance Program (“NFIP”). We retain no risk of loss with our Flood program, but earn commissions for the issuance of Flood policies based upon a fixed percentage of net written premiums and the processing of Flood claims based upon a fixed percentage of incurred losses and we can earn additional commissions by meeting certain growth targets for the number of policies-in-force.

All of our policies are written in the State of Florida, which is an area that is exposed to damage from hurricanes and severe storms. We attempt to mitigate our exposure to losses from major catastrophes by purchasing catastrophe reinsurance coverage. Effective June 1, 2009, we entered into our 2009-2010 catastrophe reinsurance contracts, which provide us protection to our estimated one hundred-year probable maximum loss. However, a catastrophe, depending on its path and severity, could result in losses to us exceeding our reinsurance protection. The premium for these contracts totaled $83.6 million, which was $33.8 million higher than the cost of the 2008-2009 catastrophe reinsurance contracts. During the six months ended June 30, 2009, there were no catastrophes that occurred in Florida. Please see the Reinsurance Payable section below for a detailed discussion of these contracts.

In order to reach a broad range of prospective policyholders, we use numerous independent agents who write policies for us (which we refer to as “direct” policies) and we also assume policies from Citizens Property Insurance Corporation (“Citizens”) (which we refer to as “assumed” policies). During August of 2008, we entered into an agreement with Citizens (“2008 Citizens Agreement”) to assume up to 75,000 additional policies. In February 2009, we assumed approximately 2,200 policies from Citizens. Policyholders may choose to “opt out” of our assumption and keep their policy with Citizens; therefore, the number of policies that are actually assumed from Citizens may be reduced.

At June 30, 2009, approximately 82% of our homeowner policies-in-force were direct policies written by agents and approximately 18% were assumed from Citizens. At June 30, 2009, we had approximately 96,500 homeowner policyholders, an increase of 44% over June 30, 2008, and an increase of 20% over December 31, 2008. During the six months ended June 30, 2009, compared to the same period in 2008, our gross premiums written increased 35% primarily due to an increase in the number of net new policies, endorsements and coverage increases. We evaluate and manage our risk exposures on a continuous basis. As a result of that evaluation, we have taken measures which we anticipate will result in slower growth during the remainder of 2009 than we experienced during the first half of 2009.

As an insurance company, we are highly regulated. Effective September 15, 2009, our Protector homeowner program rate will increase an average of 12.7% for new and renewal business. Effective October 15, 2009, our Guardian dwelling fire program rate will increase 15% for new and renewal business. These rate increases were approved by the OIR.

Our insurance subsidiary is subject to assessments by Citizens, the Florida Hurricane Catastrophe Fund (“FHCF”) and the Florida Insurance Guaranty Association (“FIGA”). Citizens and the FHCF may levy assessments against all assessable insurers that write premiums in the State of Florida to cover operating deficiencies related to windstorm catastrophes. FIGA may levy assessments against all assessable insurers that write premiums in the State of Florida to cover the claims of policyholders of insurance companies in the State of Florida that have become insolvent. During the six months ended June 30, 2009, we did not have any new or additional assessments from the FHCF, FIGA or Citizens.

In the fourth quarter of 2007, the Florida legislature implemented a program designed to encourage homeowners to improve the ability of their insured residential structures to withstand hurricanes. Under this program, new construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. Homeowners will qualify for insurance premium discounts if their insured home meets the

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

required standards. We implemented this program in the fourth quarter of 2007. Our underwriting and profitability models take into account the required premium credits, called “wind mitigation credits,” which ultimately reduce our average premium per policy when compared to prior years. The full effect of the wind mitigation credits as a decrease to gross premiums written was reflected in all of our policies-in-force at November 30, 2008. When we compare our average premium per policy during 2009 to the same period(s) during 2008, our average premium-in-force per policy is expected to be lower during 2009 as a result of these wind mitigation credits that were not reflected in our policyholder’s premium through November 2008.

We have decided to discontinue offering our commercial product, called e-Z Pak Insurance, which was designed for auto-service professionals. The e-Z Pak Insurance product, which we refer to as our “Garage” line of business, represented approximately 4%, 3% and 2% of our gross premiums written for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. We have entered into an agreement, effective April 1, 2009, granting the renewal rights on the Garage policies to another insurer (“Acquiring Insurer”) for a one-year period from June 1, 2009 to May 31, 2010. After May 31, 2009, we will not renew any of our Garage policies. As consideration for these renewal rights, we will receive a percentage of the gross net written premium (adjusted for certain items) for any of the Garage policies that are underwritten by the Acquiring Insurer or its affiliates for the one-year renewal period. There is no assurance that we will receive any amounts pursuant to the foregoing agreement, as our Garage policyholders may choose not to renew their Garage insurance with the Acquiring Insurer.

OPERATIONAL RISKS

The following is a description of the most significant risks facing us and how we attempt to mitigate those risks:

i)	LEGAL/REGULATORY RISK – the risk that changes in the regulatory environment in which we operate could create additional expenses not anticipated by us in pricing our products. That is, regulatory initiatives designed to reduce our profits, restrict underwriting practices and risk classifications, or mandate rate reductions and refunds could create costs for us beyond those recorded in our consolidated financial statements, as could new legal theories or insurance company insolvencies (through guaranty fund assessments). We attempt to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As we write business only in the State of Florida, we are more exposed to this risk than more geographically-balanced companies. At June 30, 2009, we were in compliance with all regulatory requirements.

ii)	CREDIT RISK – the risk that financial instruments, which potentially subject us to concentrations of credit risk, may decline in value or default, or the risk that reinsurers, to which we cede some of our business and from which receivables are recorded on the balance sheet, may not pay. We attempt to minimize this risk by adhering to a conservative investment strategy and entering into reinsurance agreements with financially sound reinsurers and obtaining letters of credit from reinsurers, if necessary.

iii)	INTEREST RATE RISK – the risk that interest rates will change and cause a decrease in the value of our investments. To the extent liabilities come due more quickly than assets mature, we might have to sell assets prior to maturity and potentially recognize a gain or a loss. Our management team, investment committee and outside investment manager monitor our investment portfolio in an effort to manage this risk.

iv)	GEOGRAPHIC, CATASTROPHIC AND/OR SEVERE EVENT RISK – the risk associated with writing insurance policies that cover losses resulting from catastrophes and/or severe events, including hurricanes, tropical storms, tornadoes or other weather-related events in the State of Florida only. We attempt to mitigate our risk of these events through the use of reinsurance, forecast-modeling techniques and the monitoring of concentrations of risk, all of which are designed to protect our statutory surplus. We also attempt to mitigate our risk of these events through our underwriting, which diversifies our concentration of policies throughout the State of Florida.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Loss and Loss Adjustment Expenses Reserve

The most significant accounting estimate inherent in the preparation of our financial statements is our evaluation and determination of the liability for unpaid losses and loss adjustment expenses (“LAE”).

We establish reserves for unpaid losses and LAE which are comprised of reserves on known claims (“case reserves”) and reserves for incurred but not reported (“IBNR”) claims. These reserves represent our best estimate of our liability for losses and LAE and are based on the application of various actuarial reserve estimation techniques as well as the consideration of other material facts and circumstances known at the balance sheet date. The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables. Due to the uncertain nature of any projection of the future, including the estimation of loss and LAE reserves, the ultimate loss and LAE payments made by us may be different from the recorded reserves. Please see our Form 10-K/A for the year ended December 31, 2008 for a more complete discussion of our critical accounting policy for determining our loss and LAE reserves.

Reinsurance Recoverables

We cede a portion of our business to reinsurance companies. This allows us to be reimbursed for the portion of claims we pay that are ceded to reinsurance companies. We record reinsurance recoverable for the estimated paid and unpaid portion of losses and LAE we have ceded or will cede. We use the same estimation techniques to estimate the reinsurance recoverable for unpaid ceded claims as we use in establishing our loss and LAE reserves.

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

Fair Value of Investments

As discussed in Note 6 to our unaudited interim consolidated financial statements, certain of our investments are valued at fair value using a Level 2 input. A Level 2 input is a valuation based on observable inputs that are not quoted prices in an active market, but are, for example, quoted prices in an inactive market or quoted prices in active markets for similar, but not identical instruments. The fair value for our fixed maturities is largely determined by one of two primary pricing methods: third-party pricing service market prices or independent broker quotations. Prices from third-party pricing services are often unavailable for securities that are rarely traded or are traded only in privately-negotiated transactions and as a result, certain of our securities are priced via broker quotations. The fair value prices and/or quotations could vary from one third-party pricing service/broker to another. Any change in the estimated fair value of our securities could impact the amount of unrealized gains or losses we have recorded, which could change the amount we have recorded for our investments and comprehensive income on our unaudited interim Condensed Consolidated Balance Sheets.

UNITED INSURANCE HOLDINGS CORP.

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

Investment Portfolio Impairments

Quarterly, we perform an assessment of our investments to determine if any are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount that is lower than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; whether, in the case of equity securities, we intend to hold the security for a period sufficient for us to recover our cost basis, or whether, in the case of debt securities, we intend to sell the security or it is more likely than not that we will have to sell the security before we recover the cost or amortized cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment, and we base such assessment on the information available to us at a given point in time. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary. Any change in the determination of whether the impairment is temporary or other-than-temporary would affect our financial statements.

If we determine that an impairment of a security is temporary, then we record the impairment as an unrealized loss in comprehensive income. If we determine that an impairment of equity securities is other-than-temporary, we permanently reduce the cost of the security to fair value and recognize an OTTI charge in operations. If a debt security is impaired and we either intend to sell the security or it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, we record the full amount of the impairment as an OTTI charge in operations. If we determine that an impairment of a debt security is other-than-temporary and we neither intend to sell the security nor it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, then we separate the impairment into (a) the amount of impairment related to the credit loss and (b) the amount of impairment related to all other factors. We recognize the amount of the impairment related to the credit loss as an OTTI charge in operations, and we recognize the amount of the OTTI related to all other factors in other comprehensive income.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to our unaudited interim condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and related notes appearing elsewhere herein, and in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K/A for the year ended December 31, 2008.

ANALYSIS OF FINANCIAL CONDITION (June 30, 2009 versus December 31, 2008)

Total Investments

All of our investments are held as available-for-sale. Our investments at June 30, 2009 and at December 31, 2008, consist mainly of high-quality money market instruments, securities of the United States government and its agencies and securities of high-quality corporate issuers. The corporate bonds we hold are mostly in the energy, consumer products, healthcare, technology and telecommunications industries. At June 30, 2009, approximately 79% of our fixed-maturity securities are U.S. Treasuries or corporate bonds rated “A” or better; the remaining 21% are corporate bonds rated “BBB”. Our equity holdings reflect a similar diversification, with most of our holdings being in the energy, healthcare, industrial and technology sectors.

As noted in the Critical Accounting Policies section above, we perform quarterly assessments of our investments to determine if any have incurred an OTTI. During the first quarter of 2009, we recorded an OTTI charge of $1.9 million, after determining that impairments related to certain of our equity securities were other-than-temporary. During 2008, we did not record an OTTI charge.

At June 30, 2009, we have recorded $0.1 million of net unrealized gains compared to $2.4 million of net unrealized losses at December 31, 2008. The change of $2.5 million of net unrealized losses to net unrealized gains is primarily due to the $1.9 million OTTI charge we recorded during the six months ended June 30, 2009 and a $0.6 million increase in net unrealized gains during the same period. The $0.1 million of net unrealized gains at June 30, 2009 is comprised of net unrealized gains of $1.0 million related to our fixed-maturity investment portfolio and $0.9 million of net unrealized losses related to our equities portfolio. Based upon our assessment of our investment portfolio using the criteria discussed above and given our current level of liquidity, for our fixed maturities, we neither intend to sell the investments nor is it more likely than not that we will be required to sell our fixed maturities that are impaired before recovery of our cost or amortized cost basis, and for our equity securities, we have the intent and the ability to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value. Therefore, these decreases in fair values compared to carrying cost are currently viewed as being temporary.

Our fixed maturities and equity securities that are available-for-sale and carried at fair value represent 99.7% and 99.8% of our total investments at June 30, 2009 and December 31, 2008, respectively. Our other long-term investments of $0.3 million at June 30, 2009 and December 31, 2008, are invested in a certificate of deposit to secure the payment of our claims as required by the State of Florida. This certificate of deposit automatically renews every twelve months.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance Payable

Effective June 1, 2009, we entered into the following reinsurance agreements:

•	Property Catastrophe Excess of Loss Reinsurance Agreement (“Private Agreement”) between United Property & Casualty Insurance Company and Various Reinsurance Companies

•	Florida Hurricane Catastrophe Fund Reimbursement Contract (“FHCF Agreement”) between United Property & Casualty Insurance Company and the State Board of Administration of Florida

•	Reinstatement Premium Protection Reinsurance Agreement (“RPP Agreement”) between United Property & Casualty Insurance Company and Various Reinsurance Companies and

•	Multi-Line Per Risk Excess of Loss Reinsurance Agreement (“Multi-Line Agreement”) between United Property & Casualty Insurance Company and Various Reinsurance Companies.

Our catastrophe reinsurance contracts provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into an excess-of-loss Private Agreement for a cost of $38.4 million, and we entered into the FHCF Agreement for an estimated cost of $29.5 million. The Private Agreement provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The FHCF Agreement provides coverage only against storms that are designated as hurricanes by the National Hurricane Center.

The Private Agreement has four schedules; these schedules divide the coverage into layers. The coverage provided by one schedule picks up, or “attaches”, at the point where coverage under the previous schedule ends. The FHCF Agreement divides our coverage into three layers: the Limited-Apportionment Company (“LAC”) layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit (“TICL”) layer.

Should a single hurricane occur, we have chosen to pay, or “retain”, the first $16.4 million of catastrophe losses before our reinsurance agreements provide coverage, plus an additional $9.1 million as detailed in the table below entitled “Hurricane Event”. Should a single, non-hurricane catastrophic event occur, our retained loss would be the first $26.4 million of catastrophe loss, plus an additional $9.1 million as detailed in the table below entitled “Non-Hurricane Event”. In the event that catastrophe losses exceed our reinsurance coverage, we would also retain any such catastrophe loss in excess of the coverage provided by our reinsurance contracts. The following tables summarize our catastrophe coverage for a single severe weather event:

	Hurricane Event
	Retained Loss	FHCF Contract	Private Contract	Cumulative
Initial retained loss	$16.4	$—	$—	$16.4
FHCF LAC layer	—	10.0	—	26.4
Private layer 1	2.2	—	40.8	69.4
Private layer 2	2.5	—	47.9	119.8
FHCF Mandatory/Private layer 3	—	289.6	30.5	439.9
FHCF TICL/Private layer 4	4.4	67.4	4.4	516.1

	$25.5	$367.0	$123.6

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Non-Hurricane Event
	Retained Loss	Private Contract	Cumulative
Initial retained loss	$26.4	$—	$26.4
Private layer 1	2.2	40.8	69.4
Private layer 2	2.5	47.9	119.8
Private layer 3	—	30.5	150.3
Private layer 4	4.4	4.4	159.1

	$35.5	$123.6

Our FHCF Agreement allows for one reinstatement of the coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our Private Agreement allows for one reinstatement of coverage on all the private layers should losses resulting from one severe weather event exhaust that coverage. The FHCF Agreement does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our Private Agreement requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private contract becomes necessary, we entered into the RPP Agreement for a cost of $15.2 million. The RPP Agreement reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first, second and fourth private layers, and it reimburses us 50% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the third private layer. We may have to pay as much as $3.0 million in reinstatement premium for the 50% of the third private layer not covered by our RPP Agreement. The private contract provides aggregate coverage, including reinstatements, of $247.2 million for all occurrences, while any single occurrence is limited to $123.6 million. The FHCF LAC layer provides aggregate coverage, including reinstatements, of $20.0 million for all occurrences, while any single occurrence is limited to $10.0 million.

The Multi-Line Agreement provides excess-of-loss coverage for losses arising out of property business up to $1.7 million in excess of $1.0 million per risk for a cost to us of $0.5 million. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the contract for losses arising out of property business, one reinstatement of the $1.7 million of coverage limit is included at 50% additional premium. The contract, including reinstatements, provides aggregate coverage of $3.4 million for losses arising out of property business, while any single occurrence is limited to $1.7 million. The contract also provides coverage for losses arising out of a combination of property and casualty business up to $2.2 million in excess of $1.0 million per occurrence, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved for property or the number or type of insureds for casualty, of $2.2 million.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008)

REVENUE

Gross Premiums Written

Gross premiums written increased $24.6 million, or 34.8%, to $95.2 million for the six months ended June 30, 2009, compared to $70.6 million for the six months ended June 30, 2008.

Our homeowner policies-in-force at June 30, 2009 increased to approximately 96,500 from approximately 66,900 at June 30, 2008. The net new policies-in-force, endorsements and coverage increases are the primary reason that our gross premiums written increased $24.6 million during the six months ended June 30, 2009, compared to the same period in 2008. Approximately $1.7 million of such increase relates to Citizens policies assumed under our 2008 Citizens Agreement. Another reason for our increase in higher gross premiums written is the increase to 91% in our renewal retention rate for the six months ended June 30, 2009, compared to 80% for the six months ended June 30, 2008.

Our average premium per policy for our policies-in-force decreased from $1,905 at June 30, 2008 to $1,650 at June 30, 2009. The decrease in our average premium per policy of $255 is primarily due to the wind mitigation credits that the Florida legislature required all property and casualty insurance companies to implement and which we implemented beginning in the fourth quarter of 2007. See the Company Overview section above for a more detailed discussion of wind mitigation credits.

As part of our exposure management process, we manage our growth. Also, our reinsurance program has limitations which require us to closely monitor our exposures, which we do on a regular basis. During the remainder of 2009, we anticipate our growth will be slower than it has been during the first half of 2009, due to our exposure management process.

Gross Premiums Ceded

Gross premiums ceded increased by $34.4 million or 64.2% to $88.0 million for the six months ended June 30, 2009, compared to $53.6 million for the six months ended June 30, 2008. An increase in the premium for our catastrophe reinsurance contracts, which renew on June 1st of each year, caused $33.8 million of the increase in gross premiums ceded. The premium paid on these contracts increased for several reasons. Primarily, our total insured value (“TIV”), which represents our total exposure on policies in force, increased by approximately 44% over last year; the FHCF increased the attachment point of its Mandatory layer, causing us to have to purchase more expensive private reinsurance; and the rate on line (“ROL”) for certain layers of our catastrophe contracts increased from the prior contract year.

Decrease in Net Unearned Premiums

Net unearned premiums decreased $36.2 million for the six months ended June 30, 2009, compared to a $23.2 million decrease for the six months ended June 30, 2008. The table below reflects the increase in gross unearned premiums and the increase in ceded unearned premiums that comprise the decrease in net unearned premiums for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30.
	2009	2008	Change
	(In Millions)
Increase in gross unearned premiums	$(19.5)	$(0.8)	$(18.7)
Increase in ceded unearned premiums	55.7	24.0	31.7

Decrease in net unearned premiums	$36.2	$23.2	$13.0

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The $18.7 million increase in gross unearned premiums relates primarily to the $24.6 million increase in gross premiums written as discussed in the Gross Premiums Written section above, which was offset by a $5.9 million increase in earned gross premiums during the six months ended June 30, 2009, compared to the same period in 2008.

The increase in ceded unearned premiums of $31.7 million is primarily due to the $34.4 million increase in the gross premiums ceded as discussed in the Gross Premiums Ceded section above, which was offset by a $2.7 million increase in earned premiums ceded during the six months ended June 30, 2009, compared to the same period in 2008.

Net Investment Income

Net investment income decreased $0.7 million, or 20.0%, to $2.7 million for the six months ended June 30, 2009, from $3.4 million for the same period during 2008. The lower net investment income during 2009 is primarily due to a reduction of $0.6 million in interest income earned on our cash and cash equivalents portfolio. The interest rates earned on our cash and cash equivalents portfolio were lower during the six months ended June 30, 2009, compared to the same period during 2008.

Net Realized Investment Gains

Net realized investment gains were $0.7 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively The table below depicts the net realized investment gains (losses) by investment category:

	Six Months Ended June 30,
	2009	2008
	(In millions)
Realized gains:
Fixed maturities	$1.4	$1.1
Equity securities	0.1	—

Total realized gains	$1.5	$1.1

Realized losses:
Equity securities	$(0.8)	$(0.2)

Total realized losses	(0.8)	(0.2)

Total net realized investment gains	$0.7	$0.9

Other-than-temporary Impairments of Investments

During 2009, we performed an assessment of our investment portfolio using the criteria discussed above in the Total Investments section, and we determined that impairments of certain of our equity securities were OTTI; therefore, we recorded an OTTI charge of $1.9 million during the six months ended June 30, 2009. We recorded no OTTI charge during 2008.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Policy Assumption Bonus

During 2008, we received a bonus from Citizens for retaining policies we assumed during 2004 and 2005 for three years from the date of the policy assumption and for charging rates similar to Citizens at the date of the assumption. The policy assumption bonus, which includes interest income earned on the bonus amounts, was $4.3 million for the six months ended June 30, 2008. We did not assume any policies from Citizens during 2006 and 2007. The 2008 Citizens Agreement does not include a bonus provision; therefore, we will not receive any bonuses from Citizens during 2009.

EXPENSES

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses (“LAE”) represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses, net of ceded loss and LAE. We revise our estimates based on the results of analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

Loss and LAE were $18.7 million for the six months ended June 30, 2009, compared to $12.5 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, compared to the same period of 2008, our claims paid were $3.6 million higher and we had a higher estimated case loss and LAE of $2.9 million. These increases were offset by $0.2 million increase in salvage and subrogation and we had lower estimated IBNR loss and LAE of $0.1 million.

The increase of $2.9 million in our estimated case loss and LAE primarily resulted from an increase in our risk exposure because of the increase in the number of homeowner policies-in-force from approximately 66,900 at June 30, 2008, to approximately 96,500 at June 30, 2009. The $3.6 million increase in our claims paid is primarily due to a few large, non-routine fire losses that occurred in the second quarter and an increase in roof-damage claims that resulted from afternoon thunderstorm activity that occurred in May and June 2009.

The largest factor that can impact our losses and LAE are catastrophes. Catastrophes are an inherent risk of the property and liability insurance business, especially in the State of Florida, which may contribute to material year-to-year fluctuations in our results of operations and financial position. During the six months ended June 30, 2009 and 2008, there were no catastrophes that occurred in Florida.

For our catastrophic losses, we purchase reinsurance to help manage our loss exposure. Our reinsurance requirements and costs are based on an amount equal to our estimated 100-year PML. We analyze our PML on a regular basis through the use of our licensed, in-house catastrophe-modeling software program. Our underwriting policies and procedures seek to minimize risk of loss while maximizing premium through the optimization of geographic exposure and the diversification of the portfolio with respect to our PML. The continued focus on disciplined underwriting and procedures to optimize our geographic exposure enables us to maximize our premiums with respect to the risks associated with those premiums.

For homeowner non-catastrophe claims, we maintain a very simple reinsurance structure consisting of only one contract, an excess-of-loss reinsurance contract.

There are inherent difficulties in estimating risks that impact the estimation of our ultimate losses and LAE for catastrophes. These difficulties also affect our ability to estimate reserves for catastrophes. The estimation of reserves related

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to, determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectability. The timing of the occurrence of a catastrophe, for instance at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimated reserves related to catastrophes are adjusted as actual claims emerge and additional information becomes available. Because of the inherent uncertainty in estimating reserves for catastrophes, we cannot be sure our ultimate losses and LAE will not exceed our reserves. If and to the extent our reserves are inadequate, we will be required to increase our reserves for losses and LAE and incur a charge to earnings in the period during which our reserves are increased, which could materially and adversely affect our financial condition and results of operations.

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

We continue to revise our estimates of the ultimate financial impact of past storms. The revisions to our estimates are based on our analysis of subsequent information received regarding various factors, including: (i) per claim information; (ii) our company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. We revise our estimates based on the results of our analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. At each year end, we receive an actuary’s opinion as to the adequacy of our reserves and during the quarters our actuary reviews our loss reserve amounts. Except for catastrophe claims, we believe the severity and frequency of claims will remain relatively stable for the foreseeable future.

Policy Acquisition Costs

Policy acquisition costs consist of agents’ commissions, policy administration fees and premium taxes; these costs increased $1.9 million, or 22.1%, to $10.5 million for the six months ended June 30, 2009 from $8.6 million for the six months ended June 30, 2008. The increase in policy acquisition costs was due to an increase in policy administration fees related to the increase in policies-in-force, an increase in our third-party administrator (“TPA”) costs and other items. We amortize our policy acquisition costs over the period during which we earn the related premiums. We anticipate that our policy acquisition costs will continue to increase during 2009 as a result of our increased gross written premium over the past year and the above factors.

During 2008, we contracted with Computer Sciences Corporation (“CSC”) to become our new TPA related to policy processing and to perform all of the services currently provided by our former TPA. On January 10, 2009, we began transitioning all of our in-force polices, excluding Garage policies, from our former TPA to CSC as each policy comes due. All new policies, excluding Garage and Flood policies, written during 2009 are and will be administered by CSC.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salary and Wages

Salaries and wages increased $0.5 million to $2.0 million during the six months ended June 30, 2009, from $1.5 million for the same period of 2008. This increase is primarily comprised of an increase in bonuses and an increase in personnel costs related to adding additional employees.

Provision for Income Tax

During the six months ended June 30, 2009, our effective tax rate was 38.0% compared to 19.0% for the same period in 2008. The 19.0% increase in our effective tax rate (even though the income before taxes decreased $12.2 million from 2008 to 2009) is due to recording corporate taxes on all of our entities during the six months ended June 30, 2009; whereas, during the same period of 2008, only one of our subsidiaries, UPCIC, recorded a provision for income taxes as the other subsidiaries were treated as partnerships for income tax purposes. Since the other subsidiaries were partnership entities, no provision for income taxes was required to be recorded on our unaudited interim Condensed Consolidated Statements of Income for those entities. Effective October 1, 2008, all of our subsidiaries were required to record a provision for income taxes as all of our subsidiaries were part of a consolidated C-corporation return. For 2009, our combined tax rate is 38.6%.

See our unaudited interim Condensed Consolidated Statements of Income for a pro forma calculation of the estimated corporate income taxes, based upon a tax rate of 38.6%, we would have recorded for the six months ended June 30, 2008 if all of our subsidiaries had recorded corporate income tax provisions during that period of 2008.

NET INCOME

As a result of the foregoing, our net income for the six months ended June 30, 2009 was $6.0 million compared to net income of $17.7 million for the six months ended June 30, 2008.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008)

REVENUE

Gross Premiums Written

Gross premiums written increased $16.6 million, or 40.1%, to $58.1 million for the second quarter of 2009, from $41.5 million for the second quarter of 2008.

Our homeowner policies-in-force at June 30, 2009 increased to approximately 96,500 from approximately 85,900 at March 31, 2009 and at June 30, 2008, increased to approximately 66,900 from approximately 62,600 at March 31, 2008. The net new policies-in-force, endorsements and coverage increases are the primary reason that our gross premiums written increased $16.6 million during the three months ended June 30, 2009, compared to the same period in 2008. Another reason for our increase in gross premiums written is the increase to 92% in our renewal retention rate for the three months ended June 30, 2009, compared to 78% for the three months ended June 30, 2008.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Premiums Ceded

Gross premiums ceded increased by $33.9 million or 64.9% to $86.1 million for the second quarter of 2009, from $52.2 million for the second quarter of 2008. An increase in the premium for our catastrophe reinsurance contracts, which renew on June 1st of each year, caused $33.8 million of the increase in gross premiums ceded. The premium paid on these contracts increased for several reasons. Primarily, our TIV, which represents our total exposure on policies in force, increased by approximately 44% over last year; the FHCF increased the attachment point of its Mandatory layer, causing us to have to purchase more expensive private reinsurance; and the ROL for certain layers of our catastrophe contracts increased from the prior contract year.

Decrease in Net Unearned Premiums

Net unearned premiums decreased $49.8 million for the second quarter of 2009, compared to a $30.3 million decrease for the second quarter of 2008. The table below reflects the increase in gross unearned premiums and the increase in ceded unearned premiums that comprise the decrease in net unearned premiums for the second quarter of 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	Change
	(In Millions)
Increase in gross unearned premiums	$(18.8)	$(7.2)	$(11.6)
Increase in ceded unearned premiums	68.6	37.5	31.1

Decrease in Net Unearned Premiums	$49.8	$30.3	$19.5

The $11.6 million increase in gross unearned premiums relates primarily to the $16.6 million increase in gross premiums written as discussed in the Gross Premiums Written section above, which was offset by a $5.0 million increase in earned gross premiums during the second quarter of 2009, compared to the same period in 2008.

The increase in ceded unearned premiums of $31.1 million is primarily due to the $33.9 million increase in the gross premiums ceded as discussed in the Gross Premiums Ceded section above, which was offset by a $2.8 million increase in earned premiums ceded during the second quarter 2009, compared to the same period in 2008.

Net Investment Income

Net investment income decreased $0.4 million, or 25.2%, from $1.3 million for the second quarter of 2009, compared to $1.7 million for the same period during 2008. The lower net investment income during 2009 is primarily due to a reduction of $0.3 million in interest income on our cash and cash equivalents portfolio. The interest rates earned on our cash and cash equivalents portfolio were lower during the second quarter of 2009 compared to the same period during 2008.

Net Realized Investment Gains

Net realized investment gains were $1.5 million for the second quarter of 2009, compared to $1.0 million for the second quarter of 2008. These gains were primarily the result of selling various fixed maturity securities.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the second quarter of 2009, we performed an assessment of our investment portfolio using the criteria discussed above in the Total Investments section and we determined that the impairments pertaining to any of the securities in our investment portfolio were temporary. Therefore, no OTTI charge was recorded during the second quarter of 2009. Also, we recorded no OTTI charge during the second quarter of 2008.

The table below depicts the net realized investment gains (losses) by investment category:

	Three Months Ended June 30,
	2009	2008
	(In millions)
Realized gains:
Fixed maturities	$1.4	$1.1
Equity securities	0.1	—

Total realized gains	$1.5	$1.1

Realized losses:
Equity securities	$—	$(0.1)

Total realized losses	—	(0.1)

Total net realized investment gains	$1.5	$1.0

Policy Assumption Bonus

During 2008, we received a bonus from Citizens for retaining policies we assumed during 2004 and 2005 for three years from the date of the policy assumption and for charging rates similar to Citizens at the date of the assumption. The policy assumption bonus, which includes interest income earned on the bonus amounts, was $1.4 million for the second quarter of 2008. We did not assume any policies from Citizens during 2006 and 2007. The 2008 Citizens Agreement does not include a bonus provision; therefore, we will not receive any bonuses from Citizens during 2009.

EXPENSES

Loss and Loss Adjustment Expenses

Loss and LAE represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses, net of ceded loss and LAE. We revise our estimates based on the results of analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

Loss and LAE were $11.5 million for the second quarter of 2009, compared to $5.3 million for the second quarter of 2008. During the second quarter of 2009, compared to the same period of 2008, our claims paid were $4.2 million higher, we had a higher estimated case loss and LAE of $1.4 million and we had higher estimated IBNR loss and LAE of $0.6 million.

The $1.4 million increase in our estimated case loss and LAE primarily resulted from an increase in our risk exposure related to the increase in the number of our homeowner policies-in-force during the second quarter of 2009 compared to the same period in 2008. The $4.2 million increase in our claims paid is primarily due to a few large, non-routine fire losses that occurred in the second quarter and an increase in roof-damage claims that resulted from afternoon thunderstorm activity that occurred in May and June 2009.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Policy Acquisition Costs

Policy acquisition costs consist of agents’ commissions, policy administration fees and premium taxes; these costs increased $1.2 million, or 27.3%, to $5.6 million for the second quarter of 2009 compared to $4.4 million for the second quarter of 2008. The increase in policy acquisition costs was due to an increase in policy administration fees related to the increase in policies-in-force, an increase in our TPA costs and other items. We amortize our policy acquisition costs over the period during which we earn the related premiums. We anticipate that our policy acquisition costs will continue to increase during 2009 as a result of our increased gross written premium over the past year and the above factors.

Provision for Income Tax

During the second quarter of 2009 our effective tax rate was 38.5% compared to 19.0% for the same period in 2008. The 19.5% increase in our effective tax rate (even though the income before taxes decreased $6.7 million from 2008 to 2009) is due to recording corporate taxes on all of our entities during the second quarter of 2009; whereas, during the same period of 2008, only one of our subsidiaries, UPCIC, recorded a provision for income taxes as the other subsidiaries were treated as partnerships for income tax purposes. Since the other subsidiaries were partnership entities, no provision for income taxes was required to be recorded on our unaudited interim Condensed Consolidated Statements of Income for those entities. Effective October 1, 2008, all of our subsidiaries were required to record a provision for income taxes as all of our subsidiaries were part of a consolidated C-corporation return. For 2009, our combined tax rate is 38.6%.

See our unaudited interim Condensed Consolidated Statements of Income for a pro forma calculation of the estimated corporate income taxes, based upon a tax rate of 38.6%, we would have recorded for the three months ended June 30, 2008 if all of our subsidiaries had recorded corporate income tax provisions during that period of 2008.

NET INCOME

As a result of the foregoing, our net income for the second quarter of 2009 was $2.8 million compared to net income of $9.2 million for the second quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our operations provided net operating cash flow of $38.1 million during the six months ended June 30, 2009, compared to $29.0 million during the same period in 2008. Our reconciliation of net operating cash flow is generally influenced by the collection of premiums in advance of paid losses, the quarterly payments of reinsurance premiums, the annual signing of new reinsurance contracts at the beginning of hurricane season, and the timing of our loss payments.

The $38.1 million of net cash provided by operating activities resulted primarily from cash inflows from our generation of $6.0 million of net income, a $12.9 million increase in reinsurance payable net of prepaid reinsurance premiums, a $19.5 million increase in unearned premiums and a $3.3 million increase in advance premiums, which were offset by a $5.0 million increase in premiums receivable.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the second quarter of 2009, we recorded a premium payable of $83.6 million related to our 2009-2010 catastrophe reinsurance contracts. The $83.6 million is payable as follows: $20.3 million during the third quarter of 2009, $36.2 million during the fourth quarter of 2009 and $27.1 million by April 1, 2010.

Given that we insure property and casualty risks, a catastrophe like a hurricane or tropical storm that impacts any territory we insure may have an adverse impact on our liquidity and results of operations. Each year, we purchase reinsurance for hurricane catastrophes and non-hurricane catastrophes. We have entered into new catastrophe reinsurance contracts for the period of June 1, 2009 through May 31, 2010. Under these agreements, should a single hurricane occur, we retain the first $16.4 million of losses and LAE, before our reinsurance agreements provide coverage, plus an additional $9.1 million of losses in conjunction with the reinsurance coverage. Should a single, non-hurricane catastrophic event occur, we retain the first $26.4 million of losses and LAE, before our reinsurance agreements provide coverage, plus an additional $9.1 million of losses in conjunction with the reinsurance coverage. If a hurricane or non-hurricane catastrophe exceeds our reinsurance coverage, we will be liable for those losses and LAE as well. We are dependent on the creditworthiness of our reinsurers and if they do not reimburse us for the claims they reinsure, we are ultimately liable for those claims. For additional information regarding our reinsurance coverage, please see Note 7 of our unaudited interim consolidated financial statements included herein.

Our FHCF Agreement allows for one reinstatement of the coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our Private Agreement allows for one reinstatement of coverage on all the private layers should losses resulting from one severe weather event exhaust that coverage. The FHCF Agreement does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our Private Agreement requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private contract becomes necessary, we entered into the RPP Agreement for a cost of $15.2 million. The RPP Agreement reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first, second and fourth private layers, and it reimburses us 50% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the third private layer. We may have to pay as much as $3.0 million in reinstatement premium for the 50% of the third private layer not covered by our RPP Agreement. The private contract provides aggregate coverage, including reinstatements, of $247.2 million for all occurrences, while any single occurrence is limited to $123.6 million. The FHCF LAC layer provides aggregate coverage, including reinstatements, of $20.0 million for all occurrences, while any single occurrence is limited to $10.0 million.

For the six months ended June 30, 2009, our net investing activities provided $31.7 million of cash in. Our available-for-sale investment portfolio is comprised of marketable securities. During the first six months of 2009, we generated $47.0 million of cash proceeds from the sale of investments available-for-sale and we used $15.2 million of cash for the purchase of investments available-for-sale.

During the six months ended June 30, 2009, we paid $0.5 million of dividends to our shareholders. Our Board of Directors declared an annual cash dividend of $0.15 per share dividend to be paid at $0.05 per share per quarter during 2009 beginning with the second quarter. We estimate that dividend payments will be $0.5 million per quarter in each of our next two fiscal quarters.

At June 30, 2009, the interest rates on our notes were 2.73% for the State Board of Administration of Florida (“SBA”) note, 3.32% for the CB&T note and 11% for the Merger Notes (defined below).

We are not required to pay any principal on our $20 million SBA note until October 1, 2009, at which time the Florida Insurance Commissioner will approve any principal payments and determine if such payment substantially impairs the financial condition of our insurance subsidiary.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Upon OIR approval, the principal payments on our SBA note are expected to be $0.3 million per quarter, commencing in the fourth quarter of 2009. We pay interest on this loan quarterly. We made interest payments of $0.1 million and $0.2 million during the three- and six-month periods ended June 30, 2009, respectively. Our SBA note matures on September 30, 2026.

We are not required to pay any principal on our $4.3 million CB&T note until maturity on February 20, 2010. We pay interest on this note monthly. We made interest payments of less than $0.1 million and $0.1 million on the CB&T note during the three- and six-month periods ended June 30, 2009, respectively.

On September 29, 2008, just prior to the Merger, we issued five notes (“Merger Notes”) with a combined principal of $18.3 million. We must pay the entire principal outstanding on the Merger Notes on September 29, 2011, the maturity date. We are required to make semi-annual interest payments on the Merger Notes; such payments commenced on April 1, 2009, when we paid our first semi-annual interest payment of $1.0 million.

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

The primary sources of cash flow for UPCIC are gross premiums written, loss reimbursements by our reinsurers, investment income, and proceeds from the sale or maturity of investments. Funds are used by UPCIC for ceded premium payments to reinsurers, loss and LAE payments, other underwriting expenses, purchases of investments and fee payments to UIM. Any dividends paid to us by UPCIC are regulated by the OIR.

Our Amended and Restated Agreement and Plan of Merger (“Merger Agreement”), dated August 15, 2008, as amended on September 23, 2008, provides for potential additional consideration of up to $5 million to be paid to the former members of UIH. The Merger Agreement stipulates that we must pay those former UIH members $2.00 in cash for each dollar of UIHC’s net income (as defined in the Merger Agreement) that exceeds $25 million at the end of either of the periods of (i) July 1, 2008 through June 30, 2009, or (ii) January 1, 2009 through December 31, 2009. Our net income did not exceed $25 million at the end of the period mentioned in (i) above; therefore, we are not yet required to pay any contingent consideration. We will pay any contingent consideration and record it as a dividend if we exceed $25 million of net income at the end of the period mentioned in (ii) above.

We believe we maintain sufficient liquidity to pay claims, operating expenses and other obligations as they come due. At June 30, 2009, we had $100.9 million of cash and cash equivalents. We monitor our expected loss and LAE payment needs and maintain a sufficient portion of our assets in cash and cash equivalents to enable us to fund our expected claim payments without having to sell longer-duration investments. As necessary, we adjust our short-term investments and cash and cash equivalent holdings to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments.

Our note agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios. We were in compliance with the terms of the covenants at June 30, 2009.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In relation to the Merger Notes, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance to exceed $58.3 million, which includes the $18.3 million incurred under this note agreement and excludes the $20 million SBA note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45 million. We were in compliance with the terms of the covenants at June 30, 2009; however, any dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45 million.

The SBA note provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note. In addition, the CB&T loan agreement provides that CB&T may elect to exercise its remedies described above for events of default under any loan agreements affecting us or our subsidiaries. We are not currently in default on these notes; however, if we were in default and either lender elected to pursue these default remedies, it would reduce our statutory surplus and could adversely affect our liquidity.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain our certificate of authority, Florida law requires UPCIC to maintain surplus as to policyholders equal to the greater of 10% of our total liabilities or $4 million. At June 30, 2009, UPCIC’s surplus as to policyholders was $54.8 million and exceeded the minimum requirements. Florida law also requires UPCIC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at June 30, 2009.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2009, we have no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 10 of our unaudited interim condensed consolidated financial statements for a discussion of our related party transactions.

UNITED INSURANCE HOLDINGS CORP.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Since we are a smaller reporting company, we are not required to furnish this information.

Item 4T:	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer, who is currently serving as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) During the fiscal quarter ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

We are involved in claims-related legal actions arising in the ordinary course of business. Amounts resulting from claims-related legal actions are accrued in Unpaid Losses and Loss Adjustment Expenses during the period an unfavorable outcome becomes probable and the amounts can be estimated. Revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation. Management revises the estimates based on the results of their analysis. We are not currently involved in any material non-claims-related litigation.

Item 1A:	Risk Factors

Since we are a smaller reporting company, we are not required to furnish this information.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the second quarter of 2009, there were no unregistered sales of equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida OIR if the

UNITED INSURANCE HOLDINGS CORP.

dividend or distribution would exceed the larger of (1) the lesser of (a) 10% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At June 30, 2009, we were in compliance with these requirements.

In relation to the Merger Notes, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance to exceed $58.3 million, which includes the $18.3 million incurred under this note agreement and excludes the $20 million SBA note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45 million. We were in compliance with the terms of the covenants at June 30, 2009; however, any dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45 million.

Our loan agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. We were in compliance with the terms of the covenants at June 30, 2009.

Item 3:	Defaults upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

On July 21, 2009, at our annual meeting of shareholders, our shareholders elected Larry G. Swets, Jr. and James R. Zuhlke as Class A directors for a term of two years. Shareholders owning 7,149,745 shares voted in favor of electing Messrs. Swets and Zuhlke. Shareholders owning 3,419,187 shares abstained from voting for the directors and shareholders owning 5,000 shares withheld their vote. There were no other candidates for election.

In addition, our shareholders ratified the selection of McGladrey & Pullen LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. At the meeting, shareholders owning 7,149,745 shares voted in favor of the ratification, 5,000 shares opposed it, and 3,419,187 shares abstained.

Item 5:	Other Information

We would have otherwise disclosed the following information regarding our reinsurance contracts under Item 1.01, Entry Into a Material Definitive Agreement, in a Form 8-K.

Effective June 1, 2009, we entered into the following reinsurance agreements which are material definitive agreements:

•	Property Catastrophe Excess of Loss Reinsurance Agreement (“Private Agreement”) between United Property & Casualty Insurance Company and Various Reinsurance Companies

•	Florida Hurricane Catastrophe Fund Reimbursement Contract (“FHCF Agreement”) between United Property & Casualty Insurance Company and the State Board of Administration of Florida

UNITED INSURANCE HOLDINGS CORP.

•	Reinstatement Premium Protection Reinsurance Agreement (“RPP Agreement”) between United Property & Casualty Insurance Company and Various Reinsurance Companies and

•	Multi-Line Per Risk Excess of Loss Reinsurance Agreement (“Multi-Line Agreement”) between United Property & Casualty Insurance Company and Various Reinsurance Companies.

Our catastrophe reinsurance contracts provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into an excess-of-loss Private Agreement for a cost of $38.4 million, and we entered into the FHCF Agreement for an estimated cost of $29.5 million. The Private Agreement provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The FHCF Agreement provides coverage only against storms that are designated as hurricanes by the National Hurricane Center.

The Private Agreement has four schedules; these schedules divide the coverage into layers. The coverage provided by one schedule picks up, or “attaches”, at the point where coverage under the previous schedule ends. The FHCF Agreement divides our coverage into three layers: the Limited-Apportionment Company (“LAC”) layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit (“TICL”) layer.

Should a single hurricane occur, we have chosen to pay, or “retain”, the first $16.4 million of catastrophe losses before our reinsurance agreements provide coverage, plus an additional $9.1 million as detailed in the table below entitled “Hurricane Event”. Should a single, non-hurricane catastrophic event occur, our retained loss would be the first $26.4 million of catastrophe loss, plus an additional $9.1 million as detailed in the table below entitled “Non-Hurricane Event”. In the event that catastrophe losses exceed our reinsurance coverage, we would also retain any such catastrophe loss in excess of the coverage provided by our reinsurance contracts. The following tables summarize our catastrophe coverage for a single severe weather event:

	Hurricane Event
	Retained Loss	FHCF Contract	Private Contract	Cumulative
Initial retained loss	$16.4	$—	$—	$16.4
FHCF LAC layer	—	10.0	—	26.4
Private layer 1	2.2	—	40.8	69.4
Private layer 2	2.5	—	47.9	119.8
FHCF Mandatory/Private layer 3	—	289.6	30.5	439.9
FHCF TICL/Private layer 4	4.4	67.4	4.4	516.1

	$25.5	$367.0	$123.6

UNITED INSURANCE HOLDINGS CORP.

	Non-Hurricane Event
	Retained Loss	Private Contract	Cumulative
Initial retained loss	$26.4	$—	$26.4
Private layer 1	2.2	40.8	69.4
Private layer 2	2.5	47.9	119.8
Private layer 3	—	30.5	150.3
Private layer 4	4.4	4.4	159.1

	$35.5	$123.6

Our FHCF Agreement allows for one reinstatement of the coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our Private Agreement allows for one reinstatement of coverage on all the private layers should losses resulting from one severe weather event exhaust that coverage. The FHCF Agreement does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our Private Agreement requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private contract becomes necessary, we entered into the RPP Agreement for a cost of $15.2 million. The RPP Agreement reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first, second and fourth private layers, and it reimburses us 50% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the third private layer. We may have to pay as much as $3.0 million in reinstatement premium for the 50% of the third private layer not covered by our RPP Agreement. The private contract provides aggregate coverage, including reinstatements, of $247.2 million for all occurrences, while any single occurrence is limited to $123.6 million. The FHCF LAC layer provides aggregate coverage, including reinstatements, of $20.0 million for all occurrences, while any single occurrence is limited to $10.0 million.

The Multi-Line Agreement provides excess-of-loss coverage for losses arising out of property business up to $1.7 million in excess of $1.0 million per risk for a cost to us of $0.5 million. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the contract for losses arising out of property business, one reinstatement of the $1.7 million of coverage limit is included at 50% additional premium. The contract, including reinstatements, provides aggregate coverage of $3.4 million for losses arising out of property business, while any single occurrence is limited to $1.7 million. The contract also provides coverage for losses arising out of a combination of property and casualty business up to $2.2 million in excess of $1.0 million per occurrence, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved for property or the number or type of insureds for casualty, of $2.2 million.

UNITED INSURANCE HOLDINGS CORP.

Item 6:	Exhibits

10.1	Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2009.

10.2	Form of the Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2009 and including Addenda 1, 2, 4 and 5.

10.3	Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2009.

10.4	Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2009.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

	By:	/s/ Donald J. Cronin
August 13, 2009		Donald J. Cronin, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and duly authorized officer)