Form 10-Q
period 2009-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2009-11-12
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009, 10,573,932 shares of common stock, par value $0.0001 per share, were issued and outstanding.

UNITED INSURANCE HOLDINGS CORP.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Condensed Consolidated Balance Sheets

In thousands, except share and par value amounts

	September 30, 2009	December 31, 2008
	Unaudited
ASSETS
Investments available for sale, at fair value:
Fixed maturities	$121,266	$117,694
Equity securities	8,722	8,224
Other long-term investments	300	300

Total investments	130,288	126,218

Cash and cash equivalents	64,461	31,689
Accrued investment income	1,093	1,392
Premiums receivable, net of allowances for credit losses of $359 and $305, respectively	10,173	10,216
Reinsurance recoverable on paid and unpaid losses	22,331	22,604
Prepaid reinsurance premiums	61,283	26,518
Deferred policy acquisition costs, net	11,232	9,075
Property and equipment at cost, net of accumulated depreciation and amortization of $312 and $254, respectively	249	294
Capitalized software, net of accumulated amortization of $224 and $53, respectively	1,192	1,232
Income taxes receivable	189	—
Deferred income tax assets, net	185	2,744
Other assets	1,156	1,139

Total Assets	$303,832	$233,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$42,242	$40,098
Unearned premiums	86,195	74,384
Reinsurance payable	64,727	16,694
Advance premiums	4,353	2,152
Accounts payable and accrued expenses	13,942	12,871
Income taxes payable	—	1,366
Other liabilities	291	1,326
Notes payable, net of unamortized debt discount of $997 and $1,304, respectively	41,610	41,303

Total Liabilities	253,360	190,194

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2009 and 2008	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 and 10,548,932 issued and outstanding for 2009 and 2008, respectively	1	1
Additional paid-in capital	75	—
Accumulated other comprehensive income (loss)	1,799	(1,490)
Retained earnings	48,597	44,416

Total Stockholders’ Equity	50,472	42,927

Total Liabilities and Stockholders’ Equity	$303,832	$233,121

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Income

(Unaudited)

In thousands, except share and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE:
Gross premiums written	$33,350	$36,200	$128,528	$106,808
Gross premiums ceded	(1,650)	(2,936)	(89,624)	(56,501)

Net premiums written	31,700	33,264	38,904	50,307
Decrease (increase) in net unearned premiums	(13,278)	(13,175)	22,955	10,067

Net premiums earned	18,422	20,089	61,859	60,374
Net investment income	1,033	1,695	3,716	5,049
Net realized investment gains	75	278	780	1,156
Other-than-temporary impairments of investments	—	—	(1,878)	—
Commission and fees	827	732	2,460	2,030
Policy assumption bonus	—	2,159	—	6,442
Other revenue	358	1,039	2,082	2,331

Total revenue	20,715	25,992	69,019	77,382

EXPENSES:
Losses and loss adjustment expenses	12,193	12,500	30,932	24,974
Policy acquisition costs	6,063	4,229	16,565	12,828
Operating and underwriting expenses	1,656	1,796	5,520	4,888
Salaries and wages	738	805	2,788	2,335
General and administrative expenses	669	(82)	2,652	2,296
Interest expense	823	497	2,360	1,963

Total expenses	22,142	19,745	60,817	49,284

Income (loss) before other income	(1,427)	6,247	8,202	28,098
Other income	—	2,564	—	2,564

Income (loss) before income taxes	(1,427)	8,811	8,202	30,662
Provision for (benefit from) income taxes	(693)	(67)	2,964	4,092

Net income (loss)	$(734)	$8,878	$5,238	$26,570

Weighted average shares outstanding
Basic	10,573,932	10,548,932	10,566,331	10,548,932

Diluted	10,573,932	11,830,069	10,566,331	11,782,273

Earnings (loss) per share
Basic	$(0.07)	$0.84	$0.50	$2.52

Diluted	$(0.07)	$0.75	$0.50	$2.26

Dividends declared per share	$—	$—	$0.10	$—

PRO FORMA COMPUTATION OF INCOME TAXES FOR HISTORICAL PERIOD PRIOR TO THE MERGER [See Note 2(e)]:
Historical income before income taxes		$8,811		$30,662
Pro forma provision for income taxes		3,399		11,828

Pro forma net income		$5,412		$18,834

Pro forma earnings per share
Basic		$0.51		$1.79

Diluted		$0.46		$1.60

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands, except share amounts

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$5,238	$26,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	916	498
Net realized investment (gains) losses	1,098	(1,156)
Amortization of discount on notes payable	307	—
Provision for uncollectible premiums	66	24
Deferred income taxes, net	530	1,283
Stock-based compensation	75	—
Other income	—	(2,564)
Changes in operating assets and liabilities, net of effect of Merger:
Accrued investment income	299	(7)
Premiums receivable	(23)	(2,221)
Reinsurance recoverable on paid and unpaid losses	273	2,813
Prepaid reinsurance premiums	(34,765)	(12,555)
Deferred policy acquisition costs, net	(2,157)	(874)
Income taxes, net	(1,555)	(2,301)
Other assets	(395)	1,109
Unpaid losses and loss adjustment expenses	2,144	1,161
Unearned premiums	11,811	2,488
Reinsurance payable	48,033	19,809
Advance premiums	2,201	929
Accounts payable and accrued expenses	1,071	(2,194)
Other liabilities	(990)	(1,516)

Net cash provided by operating activities	34,177	31,296

Cash flows provided by (used in) investing activities:
Proceeds from sales and maturities of investments available for sale	64,442	40,441
Purchases of investments available for sale	(64,646)	(54,547)
Cost of property and equipment acquired	(13)	(237)
Cost of capitalized software acquired	(131)	—

Net cash used in investing activities	(348)	(14,343)

Cash flows provided by (used in) financing activities:
Repayments of borrowings	—	(19,505)
Dividends paid	(1,057)	—
Net cash paid by UIH to FMG prior to merger	—	(5,703)
Payment of merger costs	—	(2,731)
Contributions by UIH members	—	63
Distributions to UIH members	—	(11,262)

Net cash used in financing activities	(1,057)	(39,138)

Increase (decrease) in cash	32,772	(22,185)
Cash and cash equivalents at beginning of period	31,689	56,852

Cash and cash equivalents at end of period	$64,461	$34,667

Supplemental Cash Flows Information
Cash Paid During The Period:
Interest	$1,372	$2,027

Income taxes	$3,991	$4,120

Non-Cash Activity:
Stock issued as compensation (see Note 13)	$75	$—

UNITED INSURANCE HOLDINGS CORP.

Supplemental Cash Flows Information, Continued

In thousands, except share amounts

On September 30, 2008, we acquired United Insurance Holdings, L.C. (“UIH”) and accounted for the transaction as a reverse acquisition and recapitalization since UIH was deemed to be the accounting acquirer. Accordingly, the Condensed Consolidated Statements of Cash Flows do not reflect certain transactions that occurred during the third quarter of 2008 prior to the effective date of the Merger. Such transactions include:

•

We issued 8,929,819 shares of our common stock to the members of UIH, as well as warrants to purchase 1,273,569 shares of our common stock. Each common stock warrant allows the holder to purchase one share of our common stock at an exercise price of $6.00 per share. The warrants are exercisable beginning October 4, 2008, and expire on October 4, 2011.

•	We paid cash of $15,740 to repurchase 1,980,671 shares of our common stock on September 29, 2008.

•	We repurchased 869,565 shares from two former stockholders by exchanging notes payable for the shares. The notes have a face value of $7,527 and bear interest at 11% per year.

•	We paid cash of $10,039 to holders of 1,267,863 shares of our common stock who did not vote in favor of the Merger and elected to have their shares of common stock converted to cash.

•

FMG Investors, LLC (“FMGI”) agreed to surrender 179,819 shares of UIHC common stock it owned. We gave no consideration in exchange for the surrendered shares and we cancelled the shares. FMGI also agreed to surrender 179,819 of the common stock warrants that it owned. See Note 10 for a further discussion of FMGI being a related party.

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

United Insurance Holdings Corp. (“UIHC”, “we”, “us”, “our”), formerly known as FMG Acquisition Corp. (“FMG”), was formed under the laws of the State of Delaware. Through our wholly-owned UIH subsidiary, and UIH’s three wholly-owned subsidiaries, we write property and casualty insurance policies in the State of Florida. The three subsidiaries of UIH include United Property & Casualty Insurance Company (“UPCIC”), United Insurance Management, L.C. (“UIM”) and Skyway Claims Services, LLC (“Skyway”). We operate under one business segment, and we include all of our subsidiaries in our unaudited condensed consolidated interim financial statements.

2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

Our accompanying Condensed Consolidated Balance Sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated interim financial statements were prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

We have eliminated all significant intercompany transactions and accounts.

In the opinion of management, our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheet as of September 30, 2009, our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for all periods presented. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included within our Annual Report filed on Form 10-K/A for the year ended December 31, 2008.

b)	Use of Estimates

We prepare our financial statements using GAAP. In conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, as well as related disclosures; therefore, our actual results may differ from our estimates.

c)	Reclassifications

We reclassified certain amounts in our 2008 financial statements to conform to our 2009 presentation.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

d)	Investments

Quarterly, we perform an assessment of our investments to determine if any are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; whether, in the case of equity securities, we intend to hold, and have the ability to hold, the security for a period sufficient for us to recover our cost basis, or whether, in the case of debt securities, we intend to sell the security or it is more likely than not that we will have to sell the security before we recover the cost or amortized cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we determine that an equity security has incurred an other-than-temporary impairment (“OTTI”), we permanently reduce the cost of the security to fair value and recognize an OTTI charge in our statement of income. If a debt security is impaired and we either intend to sell the security or it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, we record the full amount of the impairment as an OTTI charge in our statement of income. If we determine that an impairment of a debt security is other-than-temporary and we neither intend to sell the security nor it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, then we separate the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. We recognize the amount of the impairment related to the credit loss as an OTTI charge in our statement of income, and we record the amount of the OTTI related to all other factors in other comprehensive income.

e)	Pro Forma Income Taxes

On our unaudited Condensed Consolidated Statements of Income, the pro forma computation of income taxes for the three- and nine-month periods ended September 30, 2008, represents the tax effect that we would have reported had all of our subsidiaries been subject to U.S. Federal and State income taxes on a consolidated tax return. We based our pro forma tax estimate upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Our actual rates and expenses may have differed had all of our subsidiaries actually been subject to U.S. Federal and State income taxes for the three- and nine-month periods ended September 30, 2008. Therefore, we included the pro forma amounts for informational purposes only and those amounts do not necessarily indicate the results of operations we would have experienced had we been subject to U.S. Federal and State income taxes on a consolidated tax return for the three- and nine-month periods ended September 30, 2008.

3)	Recent Accounting Standards Updates

a)	Recently Adopted Accounting Standards Updates

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. These FSPs, which are all now part of ASC Topic 820, Fair Value Measurements and Disclosures, provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments (“OTTI”) of debt securities, including establishing criteria regarding when to recognize the entire amount of an OTTI in earnings versus recognizing a portion of the OTTI in earnings and the remaining portion in other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. We adopted these FSPs on April 1, 2009, and such adoption did not have a material impact on our accounting for financial instruments, though it did expand our associated disclosures.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”), which is now part of ASC Topic 855, Subsequent Events. In SFAS No. 165, the FASB establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. Our adoption of SFAS No. 165 on April 1, 2009 did not have a material effect on our consolidated financial statements.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105—Generally Accepted Accounting Principles: Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. With ASU No. 2009-01, the FASB amended the Accounting Standards Codification (“ASC”) for the issuance of the pre-ASC pronouncement Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of generally accepted accounting principles and the

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

framework for selecting the principles used in the preparation of financial statements of nongovernmental entities. The FASB also stipulated in ASU 2009-01 that the pre-ASC pronouncements SFAS No. 166 and SFAS No. 167, discussed below, remain authoritative until incorporated into the ASC. We adopted the changes to the ASC made by ASU No. 2009-01 as of July 1, 2009; our adoption of those changes did not have a material effect on our consolidated financial statements, though it did alter the references to accounting literature within our consolidated financial statements.

b)	Accounting Standards Updates to be Adopted

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

In September 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The amendments in ASU 2009-05: i) provide techniques for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available; ii) clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and iii) clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 shall be effective for the first reporting period beginning after issuance. Our adoption of ASU No. 2009-05 will not have a material effect on our consolidated financial statements.

4)	EARNINGS PER SHARE

We calculate earnings per share (“EPS”) amounts in accordance with ASC Topic 260, Earnings per Share. Basic EPS is computed by dividing net income by the weighted-average number of common stock shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common stock shares and common stock equivalents outstanding, computed using the treasury stock method.

The table below reflects the diluted weighted-average number of our common stock shares outstanding using the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted-average shares – basic	10,573,932	10,548,932	10,566,331	10,548,932

Effect of dilutive common stock equivalents:
Warrants	—	1,281,137	—	1,233,341
Unit options	—	—	—	—

Weighted-average shares - diluted	10,573,932	11,830,069	10,566,331	11,782,273

We have a unit purchase option outstanding for 350,000 units; each unit consists of a share of common stock and a warrant to purchase a share of common stock. For the three- and nine-month periods ended September 30, 2009, the unit purchase option was anti-dilutive; therefore, the shares associated with the unit purchase option are not included in the diluted weighted-average shares outstanding in the table above.

On our unaudited interim Condensed Consolidated Statements of Income, we retroactively restated EPS for the three- and nine-month periods ended September 30, 2008, because those periods preceded the Merger. We accounted for the Merger as a reverse acquisition and recapitalization and since the consideration paid was cash and common stock, the shares outstanding at the time the Merger was effective were deemed to be the historical shares outstanding prior to the Merger.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

5)	INVESTMENTS

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or amortized cost of the security sold. We determine the cost or amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$30	$6,000	$301	$10,577
Equity securities	45	378	—	—

Total realized gains	75	6,378	301	10,577

Fixed maturities	—	—	(23)	978
Equity securities	—	—	—	—

Total realized losses	—	—	(23)	978

Net realized investment gains	$75	$6,378	$278	$11,555

	Nine Months Ended September 30,
	2009		2008
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$1,507	$29,352	$1,380	$30,460
Equity securities	106	659	45	378

Total realized gains	1,613	30,011	1,425	30,838

Fixed maturities	(51)	1,574	(96)	2,249
Equity securities	(782)	1,007	(173)	1,095

Total realized losses	(833)	2,581	(269)	3,344

Net realized investment gains	$780	$32,592	$1,156	$34,182

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

The following table details the difference between cost or amortized cost and estimated fair value, by major investment category, at September 30, 2009, and December 31, 2008:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
U.S. government and agency securities	$66,267	$330	$65	$66,532
Corporate securities	52,397	2,772	435	54,734

Total fixed maturities	118,664	3,102	500	121,266
Equity securities	8,395	859	532	8,722
Other long-term investments	300	—	—	300

Total investments	$127,359	$3,961	$1,032	$130,288

December 31, 2008
U.S. government and agency securities	$62,808	$2,760	$10	$65,558
Corporate securities	54,037	301	2,202	52,136

Total fixed maturities	116,845	3,061	2,212	117,694
Equity securities	11,462	77	3,315	8,224
Other long-term investments	300	—	—	300

Total investments	$128,607	$3,138	$5,527	$126,218

The investments we held at September 30, 2009, consist mainly of high-quality money market instruments, securities of the United States government and its agencies, and securities of high-quality corporate issuers.

The table below summarizes our fixed maturities at September 30, 2009, by contractual maturity periods. Actual results may differ as borrowers may have the right to prepay obligations, with or without penalties, and issuers may have the right to call obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2009
	Cost or Amortized Cost	Fair Value
Due in one year or less	$34,447	$34,427
Due after one year through five years	46,594	47,576
Due after five years through ten years	32,455	34,145
Due after ten years	5,168	5,118

Total	$118,664	$121,266

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fixed maturities	$861	$1,278	$3,211	$3,767
Equity securities	69	88	231	177
Cash, cash equivalents and short-term investments	103	329	274	1,105

Net investment income	1,033	1,695	3,716	5,049
Investment expenses	(34)	(30)	(135)	(124)

Net investment income, less investment expenses	$999	$1,665	$3,581	$4,925

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
September 30, 2009
U.S. government and agency securities	6	$55	$6,081	1	$10	$1,002
Corporate securities	—	—	—	16	435	4,591

Fixed maturities	6	55	6,081	17	445	5,593
Equity securities	9	161	1,518	17	371	2,469

Total	15	$216	$7,599	34	$816	$8,062

December 31, 2008
U.S. government and agency securities	1	$10	$1,005	—	$—	$—
Corporate securities	22	1,005	20,929	24	1,197	10,570

Fixed maturities	23	1,015	21,934	24	1,197	10,570
Equity securities	60	2,875	6,386	6	440	1,079

Total	83	$3,890	$28,320	30	$1,637	$11,649

During the three- and nine-month periods ended September 30, 2009, we recorded OTTI charges of zero and $1,878, respectively, after determining that impairments related to certain of our equity investments were other-than-temporary. Since the OTTI charges were related to our equity securities, we recorded the OTTI amounts in our Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2008, we did not record any OTTI charges.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

6)	FAIR VALUE MEASUREMENTS

We disclose the fair value of our financial instruments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. The fair value hierarchy stipulated by ASC Topic 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1	–	Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2	–	Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3	–	Valuations based on unobservable inputs.

The following table presents the fair value measurements of our financial instruments by level at September 30, 2009:

	Total	Level 1	Level 2	Level 3
Fixed maturities	$121,266	$18,028	$103,238	—
Equity securities	8,722	8,722	—	—
Other long-term investments	300	300	—	—

Total investments	$130,288	$27,050	$103,238	—

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2009, and December 31, 2008, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses, and current portion of notes payable. The carrying amounts of long-term notes payable also approximate their fair value as they are either variable in nature or are payable within two years.

7)	REINSURANCE

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance contracts, we remain liable for the entire insured loss.

Our catastrophe reinsurance contracts provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into excess-of-loss contracts with a group of private reinsurers and with the Florida Hurricane Catastrophe Fund (“FHCF”). The private contract provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The contract with the FHCF only provides coverage against any storm that the National Hurricane Center designates as a hurricane at landfall.

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

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

Should a single hurricane occur, we have chosen to pay, or “retain”, the first $16,400 of catastrophe losses before our reinsurance agreements provide coverage, plus an additional $9,100 as detailed in the table below entitled “Hurricane Event”. Should a single non-hurricane severe weather event occur, we would retain the first $26,400 of catastrophe losses, plus an additional $9,100 as detailed in the table below entitled “Non-Hurricane Event”. If catastrophe losses from a single event exceed our reinsurance coverage, we would also retain any such catastrophe losses in excess of the coverage provided by our reinsurance contracts. The following tables summarize our catastrophe coverage for a single severe weather event:

	Hurricane Event
	Retained Losses	FHCF Contract	Private Contract	Cumulative
Initial retained losses	$16,400	$—	$—	$16,400
FHCF LAC layer	—	10,000	—	26,400
Private layer 1	2,200	—	40,800	69,400
Private layer 2	2,500	—	47,900	119,800
FHCF Mandatory/Private layer 3	—	289,600	30,500	439,900
FHCF TICL/Private layer 4	4,400	67,400	4,400	516,100

	$25,500	$367,000	$123,600

	Non-Hurricane Event
	Retained Losses	Private Contract	Cumulative
Initial retained losses	$26,400	$—	$26,400
Private layer 1	2,200	40,800	69,400
Private layer 2	2,500	47,900	119,800
Private layer 3	—	30,500	150,300
Private layer 4	4,400	4,400	159,100

	$35,500	$123,600

Our contract with the FHCF allows for one reinstatement of coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our contract with the private reinsurers allows for one reinstatement of coverage on all the private layers should losses resulting from one severe weather event exhaust that coverage. Our contract with the FHCF does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our private contract requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private contract becomes necessary, we purchased a reinsurance premium protection (“RPP”) policy. Our RPP policy reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first, second and fourth private layers, and it reimburses us 50% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the third private layer. We may have to pay as much as $3,051 for the 50% of the third private layer reinstatement premium not covered by our RPP policy. The private contract provides aggregate coverage, including reinstatements, of $247,200 for all occurrences, while any single occurrence is limited to $123,600. The FHCF LAC layer provides aggregate coverage, including reinstatements, of $20,000 for all occurrences, while any single occurrence is limited to $10,000.

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

For our recently-discontinued Garage program, we entered into quota share reinsurance contracts for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share contract for 2009-2010. We recognized commission revenue on our previous quota share contracts totaling $97 and $139, for the three months ended September 30, 2009 and 2008, respectively, and $381 and $417, for the nine months ended September 30, 2009 and 2008, respectively.

We write flood insurance under contract with the National Flood Insurance Program (“NFIP”). Per the contract, we cede 100% of the premiums written and 100% of risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of policies-in-force. We recognized commission revenue from our flood program of $89 and $84 for the three months ended September 30, 2009 and 2008, respectively, and $376 and $281 for the nine months ended September 30, 2009 and 2008, respectively.

The table below summarizes the amounts of our written premiums ceded under the various types of contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Excess-of-loss	$891	$383	$(81,697)	$(48,537)
Quota share	60	(835)	(1,062)	(2,174)
Flood	(2,601)	(2,484)	(6,865)	(5,790)

Total gross premiums ceded	$(1,650)	$(2,936)	$(89,624)	$(56,501)

We amortize our prepaid reinsurance premiums over the annual contract period, and we record that amortization in Decrease (Increase) in Net Unearned Premiums on our unaudited Condensed Consolidated Statements of Income. The table below depicts the components of that line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Decrease (increase) in gross unearned premiums	$7,671	$(1,753)	$(11,810)	$(2,488)
Increase (decrease) in ceded unearned premiums	(20,949)	(11,422)	34,765	12,555

Decrease (increase) in net unearned premiums	$(13,278)	$(13,175)	$22,955	$10,067

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

8)	POLICY ASSUMPTIONS

We are not a reinsurance entity by charter or by strategy; however, we occasionally supplement the natural growth of our book of business by assuming policies.

During the three- and nine-month periods ended September 30, 2008, we recognized policy assumption bonus income of $2,159 and $6,442, respectively, which included $217 and $739 of interest income, respectively, from the 2004 and 2005 assumptions from Citizens Property Insurance Corporation (“Citizens”) after renewing the assumed policies for the required three years.

To date, we have conducted three policy assumptions under the 2008 Agreement with Citizens. For the three- and nine-month periods ended September 30, 2009, we recorded $(105) and $1,555 of written premium assumed, respectively, and $268 and $826 of assumed commissions incurred, respectively, on those policies. The amount of written premium assumed and assumed commission expense we record related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations.

9)	COMMITMENTS AND CONTINGENCIES

a)	Litigation

We are involved in claims-related legal actions arising in the ordinary course of business. We accrue amounts resulting from claims-related legal actions in Unpaid Losses and Loss Adjustment Expenses during the period that we determine an unfavorable outcome becomes probable and we can estimate the amounts. Management makes revisions to our estimates based on its analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. We are not currently involved in any material non-claims-related litigation.

b)	Regulatory and Other

Our insurance subsidiary participates in mandatory assessments levied by Citizens, the FHCF and the Florida Insurance Guaranty Association (“FIGA”). To cover operating deficiencies related to windstorm catastrophes, Citizens and the FHCF may levy assessments against all assessable insurers that write premiums in the State of Florida. To cover the claims of policyholders of Florida insurance companies that have become insolvent, FIGA may levy assessments against all assessable insurers that write premiums in the State of Florida. While we can recover these assessments from policyholders through premium rate increases, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements. During the nine months ended September 30, 2009, we did not have any new or additional assessments from the FHCF, FIGA or Citizens.

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

Our Amended and Restated Agreement and Plan of Merger (“Merger Agreement”), dated August 15, 2008, as amended on September 23, 2008, provides for potential additional consideration of up to $5,000 to be paid to the former members of UIH. The Merger Agreement stipulates that we must pay those former UIH members $2.00 in cash for each dollar of UIHC’s net income (as defined in the Merger Agreement) that exceeds $25,000 at the end of either of the periods of (i) July 1, 2008 through June 30, 2009, or (ii) January 1, 2009 through December 31, 2009. Our net income did not exceed $25,000 at the end of the period mentioned in (i) above; therefore, we neither recorded nor paid any contingent consideration during the nine months ended September 30, 2009. We will record any contingent consideration as a dividend if we exceed $25,000 of net income for the year ended December 31, 2009.

On September 29, 2008, we issued notes pursuant to a note purchase agreement dated as of August 15, 2008. In the note purchase agreement, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that could cause our aggregate debt balance to exceed $58,300, which includes the $18,300 incurred under this note agreement and excludes the $20,000 State Board of Administration of Florida (“SBA”) note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that could reduce consolidated net worth, as defined in the note agreement, to less than $45,000. We were in compliance with the terms of the covenants at September 30, 2009; however, any dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45,000.

Our note payable to the SBA, as amended, requires us to meet certain covenants, the violation of which could cause an event of default. Among others, these covenants include maintaining statutory surplus above $50,000, refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and maintaining a minimum writing ratio. We were in compliance with the terms of the covenants at September 30, 2009.

Our loan agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. We were in compliance with the terms of the covenants at September 30, 2009.

10)	RELATED PARTY TRANSACTIONS

Prior to consummation of the Merger on September 30, 2008, the owner of two independent insurance agencies that write our policies, Alpha Insurance Management and Comegys Insurance Corner, served on the Board of Directors (“BOD”) of UIH. During the three- and nine-month periods ended September 30, 2008, we incurred board fees and agents’ commissions related to the aforementioned agencies totaling $207 and $536, respectively. We paid commissions to these agencies based upon standard industry rates. After September 30, 2008, the owner of the aforementioned insurance agencies no longer served as a director, but remained a common stockholder.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

Effective October 8, 2003, we entered into an investment-management agreement with Synovus Trust Company, N.A. (“Synovus Trust”). The agreement remains in effect until terminated by either party. Synovus Financial Corporation (“Synovus”) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. Synovus owned 14.6% of our common stock outstanding at September 30, 2009. Our subsidiaries incurred combined fees under the agreement of $16 and $13 for the three months ended September 30, 2009 and 2008, respectively, and $95 and $91 for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009 and December 31, 2008, we owed $4,327 to Columbus Bank & Trust Company (“CB&T”) under a secured loan agreement executed in February 2007. Synovus owns CB&T. Under the loan agreement, we incurred interest of $36 and $63 for the three months ended September 30, 2009 and 2008, respectively, and $111 and $691 for the nine months ended September 30, 2009 and 2008, respectively. CB&T charged us standard industry interest rates.

Our Chairman of the Board is also a director of Prime Holdings Insurance Services, Inc. (“Prime”). During March 2009, we agreed to modify the note receivable from Prime by delaying the next payment date from May 1, 2009 to July 15, 2009; we received the $452 payment as scheduled on July 15, 2009. The note requires Prime to remit the remaining payment of approximately $400 on May 1, 2010. All other terms and conditions remain unchanged.

During the first quarter of 2008, the notes receivable from certain officers in the amount of $100, plus the accrued interest of $15, were forgiven.

During the first quarter of 2008, UIH’s Chairman of the BOD exercised an option for $63 to purchase 258 additional membership units of UIH. No further UIH equity purchase options exist.

Two of our directors are among the owners of FMGI, which purchased warrants from us in a private placement prior to our IPO. As a result of the Merger, FMGI surrendered to us warrants to purchase 179,819 of our common stock shares, as well as 179,819 of our common stock shares it owned. We gave no consideration in exchange for the surrendered shares and we cancelled the shares.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors. At September 30, 2009, these notes totaled $7,625, net of $440 discount. For the three- and nine-month periods ended September 30, 2009, total interest incurred related to these notes was $222 and $670, respectively, and total discount amortized related to these notes was $46 and $135, respectively.

11)	COMPREHENSIVE INCOME

In addition to net income, comprehensive income includes unrealized gains and losses, net of the related income tax effect, on securities classified as available-for-sale. We include comprehensive income as a component of stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(734)	$8,878	$5,238	$26,570
Net unrealized gains (losses)	2,874	(3,516)	5,318	(5,226)
Tax effect of unrealized gains & losses	(1,109)	1,323	(2,029)	1,966

Comprehensive income	$1,031	$6,685	$8,527	$23,310

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

During the three- and nine-month periods ended September 30, 2009, we incurred OTTI charges of zero and $1,878, respectively, which we recorded as a realized loss, thereby reducing the amount of our unrealized losses. We did not record OTTI charges during the three- and nine-month periods ending September 30, 2008.

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

Florida law requires that UPCIC maintain statutory surplus, also known as surplus as to policyholders, equal to the greater of 10% of its total liabilities or $4,000. At September 30, 2009, UPCIC’s surplus as to policyholders exceeded the minimum requirements. State law also requires UPCIC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at September 30, 2009.

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

Our insurance subsidiary’s assets, liabilities and results of operations have been reported in accordance with GAAP, which varies from SAP prescribed or permitted by the NAIC, state laws and regulations, as well as by general industry practices. The following items are principal differences between SAP and GAAP:

•	SAP require that we exclude certain assets, called non-admitted assets, from the balance sheet.

•	SAP require us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.

•	SAP require that we calculate deferred income taxes differently than we would under GAAP.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

In thousands, except share and per share amounts

•	SAP require that certain investments be recorded at cost or amortized cost, while other investments are recorded at fair value; however, GAAP requires all investments to be reported at fair value.

Our insurance subsidiary must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as to policyholders, which is called stockholder’s equity under GAAP.

Surplus as to policyholders was $50,855 and $54,675 at September 30, 2009 and December 31, 2008, respectively. Statutory net income (loss) at our insurance subsidiary was $(5,054) and $(2,736) for the three months ended September 30, 2009 and 2008, respectively, and $(6,466) and $5,947 for the nine months ended September 30, 2009 and 2008, respectively.

13)	EQUITY TRANSACTIONS

On March 25, 2009, the Compensation Committee of our BOD voted to award 12,500 shares of our common stock each to our CEO and former CFO as a bonus for services performed. We valued the 25,000 total shares at $3.00 per share, which was the closing price of UIHC common stock on March 25, 2009, when the shares were authorized. As a result, we recorded $75 of compensation expense during the nine months ended September 30, 2009. We do not have a formal stock compensation program as of September 30, 2009.

We paid dividends totaling approximately $1,057. We made one payment of $529 in June 2009 and another payment of $528 in September 2009.

14)	SUBSEQUENT EVENTS

We evaluated events occurring between September 30, 2009 and November 12, 2009, which was the date we issued our unaudited condensed consolidated interim financial statements. On November 11, 2009, our BOD approved the fourth quarter dividend payment of $0.05 per share. We will pay the dividend, totaling $529, on December 15, 2009.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q for the three- and nine-month periods ended September 30, 2009 (“Form 10-Q”) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the hurricanes that occurred in 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for losses and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); and acts of war and terrorist activities. For additional information, see “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2008.

We caution you not to place reliance on these forward-looking statements, which are valid only as of the date in this report. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”); which prescribes when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile.

OVERVIEW

We originally incorporated under Delaware law as FMG Acquisition Corp., and we became a publicly-traded company during October 2007. On September 30, 2008, we merged (the “Merger”) with United Insurance Holdings, L.C. (“UIH”), a Florida limited liability company and changed our name to United Insurance Holdings Corp. (“UIHC”, “United”, “we”, or “us”).

In 1999, UIH formed United Property & Casualty Insurance Company (“UPCIC”) to capitalize on legislation designed to attract capital to the Florida homeowner insurance market. Through UPCIC, we write property and casualty insurance lines in the State of Florida and our primary products are homeowner and dwelling insurance policies. We offer standardized policies and we price the policies using rates approved by the Florida Office of Insurance Regulation (“OIR”). Our homeowner policy provides both structure

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and content coverage for a broad range of exposures, and includes coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners. Our dwelling policy allows policyholders to select from a range of standardized policies with differing types and levels of coverage. (Hereinafter, with reference to policy type, the term “homeowner” refers to both homeowner and dwelling policies, unless otherwise noted.)

We also write flood insurance (“Flood”) through the National Flood Insurance Program (“NFIP”). We earn a commission on our Flood policies; however, we retain no risk of loss with our Flood program. The NFIP calculates our commission as a fixed percentage of our net written Flood premium plus a fixed percentage of our Flood loss adjustment expenses (“LAE”). We can earn additional commission by meeting certain growth targets related to the number of Flood policies-in-force.

To reach a broad range of prospective policyholders, we use numerous independent agents who write policies for us (which we refer to as “direct” policies), and we also assume policies from Citizens Property Insurance Corporation (“Citizens”) (which we refer to as “assumed” policies). During August of 2008, we entered into an agreement with Citizens (“2008 Citizens Agreement”) to assume up to 75,000 additional policies.

At September 30, 2009, we had approximately 83% direct homeowner policies-in-force and we assumed the remaining 17% from Citizens over many years. At September 30, 2009, we had approximately 96,300 homeowner policyholders, an increase of 35% over September 30, 2008, and an increase of 20% over December 31, 2008. During the nine months ended September 30, 2009, our gross premiums written increased 20% compared to the same period in 2008, primarily due to increases in our retention rate, increases in the amount of coverage purchased by policyholders, and increases in the number of net new policies and endorsements. As a result of our continuous efforts to manage our risk exposures, we implemented measures which we anticipate will result in slower growth during the remainder of 2009 than we experienced during the first nine months of 2009.

We write all of our policies in the State of Florida, an area exposed to damage from hurricanes and severe storms. We attempt to mitigate our exposure to losses from major catastrophes by purchasing catastrophe reinsurance coverage; however, a catastrophe, depending on its path and severity, could cause us to incur losses exceeding our reinsurance protection. Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain acts of terrorism or industrial accidents. During the nine months ended September 30, 2009, we experienced no catastrophes in the State of Florida. The nature, frequency or intensity of catastrophes in any future period cannot be reliably predicted.

Effective June 1, 2009, we entered into our 2009-2010 catastrophe reinsurance contracts, which provide us protection up to our estimated one hundred-year probable maximum loss (“PML”). Our premium for these contracts totaled $83.6 million, which was $33.8 million, or 68%, higher than the cost of our 2008-2009 catastrophe reinsurance contracts. For additional information regarding our reinsurance contracts, see Reinsurance Payable and Prepaid Reinsurance Premiums in the Analysis of Financial Condition section below.

During the second quarter of 2009, we filed for an average 12.7% rate increase for new and renewal business policies written under our Protector Homeowner Program, which the OIR approved, effective September 15, 2009. The OIR also approved, effective October 15, 2009, an average 15% rate increase for new and renewal business policies written under our Guardian Dwelling Fire Program. During October 2009, we filed an application for an additional overall rate increase of 14.3% for our Protector Homeowner Program to allow us to recover the increase in our reinsurance costs. This application is currently pending with the OIR.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As an insurance company, we are highly regulated. Our insurance subsidiary is subject to assessments by Citizens, the Florida Hurricane Catastrophe Fund (“FHCF”) and the Florida Insurance Guaranty Association (“FIGA”). Citizens and the FHCF may levy assessments against all assessable insurers that write premiums in Florida to cover operating deficiencies related to windstorm catastrophes. FIGA may levy assessments against all assessable insurers that write premiums within Florida to cover the claims of policyholders of Florida insurance companies that have become insolvent. During the nine months ended September 30, 2009, we did not have any new or additional assessments from the FHCF, FIGA or Citizens.

During the fourth quarter of 2007, the Florida legislature implemented a program designed to encourage homeowners to improve their residential structures to withstand hurricanes. Under this program, new construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. Homeowners will qualify for insurance premium discounts if their insured home meets the required standards. The Florida legislature required insurers to implement this program in the fourth quarter of 2007. Our underwriting and profitability models take into account the required premium credits, called “wind mitigation credits,” which reduces our average premium per policy when compared to prior years. The full effect of the wind mitigation credits as a decrease to gross premiums written was reflected in all of our policies-in-force at November 30, 2008. When we compare our average premium per policy during 2009 to the same period(s) during 2008, our average premium-in-force per policy is lower during 2009 as a result of these wind mitigation credits that were not reflected in our policyholder’s premium through November 2008.

We discontinued offering our commercial product, called e-Z Pak Insurance, which was designed for auto-service professionals. The e-Z Pak Insurance product, which we referred to as our “Garage” line of business, represented approximately 4%, 3% and 2% of our gross premiums written for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. On April 1, 2009, we entered into an agreement granting the renewal rights on the Garage policies to another insurer (“Acquiring Insurer”) for a one-year period from June 1, 2009 to May 31, 2010. As consideration for these renewal rights, we receive a percentage of the gross net written premium (adjusted for certain items) for any of the Garage policies underwritten by the Acquiring Insurer or its affiliates during the one-year renewal period. There is no assurance that we will receive any amounts pursuant to the foregoing agreement, as our Garage policyholders may choose not to renew their Garage insurance with the Acquiring Insurer. After May 31, 2009, we did not renew any of our Garage policies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the nine months ended September 30, 2009, we reassessed our Critical Accounting Policies as disclosed within our annual report on Form 10-K/A for the year ended December 31, 2008, and we have no changes or additions to such policies except for certain changes to our critical accounting policy on Investment Portfolio Impairments, as discussed below.

Investment Portfolio Impairments

Quarterly, we perform an assessment of our available-for-sale investments to determine if any are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount that is lower than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; whether, in the case of equity securities, we intend to hold, and have the ability to hold, the security for a period sufficient for us to recover our cost basis, or whether, in the case of debt securities, we intend to sell the security or it is more likely than not that we will have to sell the security before we recover the cost or amortized cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer; and whether the

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

market decline was affected by macroeconomic conditions. The assessment of whether an other-than-temporary impairment (“OTTI”) exists involves a high degree of subjectivity and judgment, and we base our assessment on the information available to us at a given point in time. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported within our consolidated financial statements if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary. Any change in the determination of whether the impairment is temporary or other-than-temporary would affect the amount of OTTI charges we record within our unaudited Condensed Consolidated Statement of Income and the amount of unrealized loss we record in other comprehensive income within our unaudited Condensed Consolidated Balance Sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to our unaudited condensed consolidated interim financial statements for a discussion of recent accounting pronouncements.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes appearing elsewhere herein, and in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K/A for the year ended December 31, 2008.

ANALYSIS OF FINANCIAL CONDITION (September 30, 2009 versus December 31, 2008)

Total Investments

We classify all of our investments as available-for-sale. Our investments at September 30, 2009, and at December 31, 2008, consist mainly of high-quality money market instruments, securities of the United States government and its agencies and securities of high-quality corporate issuers. Most of the corporate bonds we hold were issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. At September 30, 2009, approximately 83% of our fixed-maturities are U.S. Treasuries or corporate bonds rated “A” or better; the remaining 17% are corporate bonds rated “BBB”. Our equity holdings reflect a similar diversification, as most of our holdings were issued by companies in the energy, healthcare, industrial, consumer products and technology sectors.

As noted in the Critical Accounting Policies and Estimates section above, we perform quarterly assessments of our investments to determine if any have incurred an OTTI. During the first quarter of 2009, we recorded an OTTI charge of $1.9 million, after determining that impairments related to certain of our equity securities were other-than-temporary. During 2008, we did not record an OTTI charge.

At September 30, 2009, we recorded $2.9 million of net unrealized gains compared to $2.4 million of net unrealized losses at December 31, 2008. The overall increase of $5.3 million as of September 30, 2009, compared to December 31, 2008, primarily resulted from the $1.9 million OTTI charge we recorded in the first quarter of 2009, which reduced unrealized losses, plus a $3.4 million increase in net unrealized gains. The increase in net unrealized gains primarily resulted from improved market conditions. The $2.9 million of net unrealized gains consists of $2.6 million of net unrealized gains related to our fixed-maturities and $0.3 million related to our equity securities. We do not intend to sell any of our impaired fixed maturities nor it is it more likely than not that we

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

will be required to sell any of our impaired fixed maturities before recovery of our cost or amortized cost basis. We intend to hold, and we have the ability to hold, our impaired equity securities for a reasonable period of time sufficient for a projected recovery to our cost basis. Based upon our assessment of our investment portfolio, and given our current level of liquidity, we determined that none of our impaired available-for-sale securities held at September 30, 2009, were other-than-temporarily impaired.

Our available-for-sale fixed maturities and equity securities, which we carry at fair value, comprise 99.8% of our total investments at September 30, 2009 and December 31, 2008. As required by the OIR, we have invested in a certificate of deposit to secure the payment of our claims. We recorded the $0.3 million certificate of deposit, which automatically renews every twelve months, in our other long-term investments at September 30, 2009 and December 31, 2008.

Reinsurance Payable and Prepaid Reinsurance Premiums

At September 30, 2009, compared to December 31, 2008, our reinsurance payable increased $48.0 million and our prepaid reinsurance premiums increased $34.8 million, primarily due to a $33.8 million increase in the cost of our 2009-2010 catastrophe reinsurance contracts over the cost of our 2008-2009 catastrophe reinsurance contracts. The remaining increase in our reinsurance payable at September 30, 2009, compared to December 31, 2008, is primarily due to the timing of our reinsurance payments.

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

Our catastrophe reinsurance contracts provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into excess-of-loss Private Agreement for a cost of $38.4 million, and entered into the FHCF Agreement for an estimated cost of $29.5 million. The Private Agreement provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The FHCF Agreement only provides coverage against any storm that the National Hurricane Center designates as a hurricane at landfall.

For the policy year beginning June 1, 2009, our Private Agreement has four schedules; these schedules divide the coverage into layers. The coverage provided by one schedule picks up, or “attaches”, at the point where coverage under the previous schedule ends. Our FHCF Agreement divides our coverage into three layers: the Limited-Apportionment Company (“LAC”) layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit (“TICL”) layer.

Should a single hurricane event occur, we have chosen to pay, or “retain”, the first $16.4 million of catastrophe losses before our reinsurance agreements provide coverage, plus an additional $9.1 million as detailed in the table below entitled “Hurricane Event”.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Should a single non-hurricane severe weather event occur, we would retain the first $26.4 million of catastrophe losses, plus an additional $9.1 million as detailed in the table below entitled “Non-Hurricane Event”. If catastrophe losses from a single event exceed our reinsurance coverage, we would also retain any such catastrophe losses in excess of the coverage provided by our reinsurance contracts. The following tables summarize our catastrophe coverage for a single severe weather event:

	Hurricane Event
	Retained Losses	FHCF Contract	Private Contract	Cumulative
	(In millions)
Initial retained losses	$16.4	$—	$—	$16.4
FHCF LAC layer	—	10.0	—	26.4
Private layer 1	2.2	—	40.8	69.4
Private layer 2	2.5	—	47.9	119.8
FHCF Mandatory/Private layer 3	—	289.6	30.5	439.9
FHCF TICL/Private layer 4	4.4	67.4	4.4	516.1

	$25.5	$367.0	$123.6

	Non-Hurricane Event
	Retained Losses	Private Contract	Cumulative
	(In millions)
Initial retained losses	$26.4	$—	$26.4
Private layer 1	2.2	40.8	69.4
Private layer 2	2.5	47.9	119.8
Private layer 3	—	30.5	150.3
Private layer 4	4.4	4.4	159.1

	$35.5	$123.6

Our FHCF Agreement allows for one reinstatement of coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our Private Agreement allows for one reinstatement of coverage on all the private layers should losses resulting from one severe weather event exhaust that coverage. Our FHCF Agreement does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our Private Agreement requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our Private Agreement becomes necessary, we entered into the RPP Agreement for a cost of $15.2 million. Our RPP Agreement reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first, second and fourth private layers, and it reimburses us 50% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the third private layer. We may have to pay as much as $3.0 million for the 50% of the third private layer reinstatement premium not covered by our RPP Agreement. The Private Agreement provides aggregate coverage, including reinstatements, of $247.2 million for all occurrences, while any single occurrence is limited to $123.6 million. The FHCF LAC layer provides aggregate coverage, including reinstatements, of $20.0 million for all occurrences, while any single occurrence is limited to $10.0 million.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our non-catastrophe Multi-Line Agreement provides excess-of-loss coverage for losses arising out of property business up to $1.7 million in excess of $1.0 million per risk for a cost to us of $0.5 million. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the contract for losses arising out of property business, one reinstatement of the $1.7 million of coverage limit is included at 50% additional premium. The Multi-Line Agreement, including reinstatements, provides aggregate coverage of $3.4 million for losses arising out of property business, while any single occurrence is limited to $1.7 million. The contract also provides coverage for losses arising out of a combination of property and casualty business up to $2.2 million in excess of $1.0 million per occurrence, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved for property or the number or type of insureds for casualty, of $2.2 million.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008)

REVENUE

Gross Premiums Written

We recognized an increase of $21.7 million, or 20.3%, in our gross premiums written to $128.5 million for the nine months ended September 30, 2009, compared to $106.8 million for the nine months ended September 30, 2008.

Our homeowner policies-in-force at September 30, 2009, increased to approximately 96,300 from approximately 71,300 at September 30, 2008. The increases in our net new policies-in-force, endorsements, policy coverage and retention rate are the primary reasons that our gross premiums written increased $21.7 million during the nine months ended September 30, 2009, compared to the same period in 2008. The retention rate for our policies-in-force increased from 82% for the nine months ended September 30, 2008, to 91% for the nine months ended September 30, 2009. The increase in our net new policies-in-force includes the Citizens policies we assumed during 2009 under our 2008 Citizens Agreement, which increased our gross premiums written by $1.6 million during the nine months ended September 30, 2009.

Our average premium per policy decreased from $1,977 for the nine months ended September 30, 2008, to $1,666 for the nine months ended September 30, 2009. The wind mitigation credits the Florida legislature required us to implement primarily caused the decrease per policy of $311, or 16%. See our Overview section above for a more detailed discussion of wind mitigation credits.

As a result of our risk-exposure-management process, as well as our monitoring of our reinsurance program, we implemented measures which we anticipate will result in slower growth during the remainder of 2009 than we experienced during the first nine months of 2009.

Gross Premiums Ceded

For the nine months ended September 30, 2009, we recorded a $33.1 million, or 58.6%, increase in our gross premiums ceded to $89.6 million, compared to $56.5 million for the nine months ended September 30, 2008. The cost of our catastrophe reinsurance contracts, which we renew on June 1st of each year, increased $33.8 million, primarily causing the increase in gross premiums ceded. Our catastrophe reinsurance costs increased for several reasons: (i) our September 30, 2009 total insured value, on which

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

catastrophe reinsurance premium is largely based, increased by approximately 44% over our September 30, 2008 value; (ii) the FHCF increased the attachment point of its mandatory layer; therefore, we had to purchase more expensive private reinsurance up to that revised FHCF attachment point, and (iii) the rate reinsurers charged us for certain layers of our catastrophe contracts increased from the prior contract year.

Decrease (Increase) in Net Unearned Premiums

We recorded a $23.0 million decrease in our net unearned premiums for the nine months ended September 30, 2009, compared to a $10.1 million decrease for the nine months ended September 30, 2008. The table below reflects the increase in gross unearned premiums and the increase in ceded unearned premiums that comprise the decrease in net unearned premiums for the nine months ended September 30, 2009, and 2008:

	Nine Months Ended September 30,
	2009	2008	Change
	(In Millions)
Increase in gross unearned premiums	$(11.8)	$(2.5)	$(9.3)
Increase in ceded unearned premiums	34.8	12.6	22.2

Decrease in Net Unearned Premiums	$23.0	$10.1	$12.9

During the nine months ended September 30, 2009, compared to the same period in 2008, we recognized a $9.3 million increase in our gross unearned premiums, primarily due to a $21.7 million increase in our gross premiums written as we discussed in the Gross Premiums Written section above. A $12.4 million increase in our gross premiums earned during the nine months ended September 30, 2009, compared to the same period in 2008, offset the $21.7 million increase in our gross premiums written.

We recorded a $22.2 million increase in our ceded unearned premiums, primarily due to a $33.1 million increase in gross premiums ceded as we discussed in the Gross Premiums Ceded section above. A $10.9 million increase in earned premiums ceded during the nine months ended September 30, 2009, compared to the same period in 2008, offset the $33.1 million increase in gross premiums ceded.

Net Investment Income

We recorded a $1.3 million, or 26.4%, decrease in our net investment income to $3.7 million for the nine months ended September 30, 2009, from $5.0 million for the same period during 2008. The interest rates on our cash and cash equivalents were lower during the nine months ended September 30, 2009, than during the same period in 2008; therefore, we earned $1.1 million less interest income during the nine months ended September 30, 2009, compared to the same period during 2008.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Gains

We recorded $0.8 million and $1.2 million of net realized investment gains for the nine months ended September 30, 2009, and 2008, respectively. The table below depicts our net realized investment gains (losses) by investment category:

	Nine Months Ended September 30,
	2009	2008
	(In millions)
Realized gains:
Fixed maturities	$1.5	$1.4
Equity securities	0.1	0.1

Total realized gains	1.6	1.5

Realized losses:
Fixed maturities	—	(0.1)
Equity securities	(0.8)	(0.2)

Total realized losses	(0.8)	(0.3)

Total net realized investment gains	$0.8	$1.2

Other-Than-Temporary Impairments of Investments

During 2009, we performed an assessment of our investment portfolio using the criteria discussed above in the Critical Accounting Policies and Estimates section, and we determined that the impairments related to certain of our equity securities were other-than-temporary; therefore, we recorded an OTTI charge of $1.9 million during the nine months ended September 30, 2009. We recorded no OTTI charge during 2008.

Policy Assumption Bonus

During 2008, we received a bonus from Citizens for retaining policies we assumed during 2004 and 2005 for three years from the date of the policy assumption and for charging rates similar to Citizens at the date of the assumption. The policy assumption bonus, which includes interest income earned on the bonus amounts, was $6.4 million for the nine months ended September 30, 2008. We did not assume any policies from Citizens during 2006 and 2007. The 2008 Citizens Agreement does not include a bonus provision; therefore, we will not receive any bonuses from Citizens during 2009.

EXPENSES

Losses and Loss Adjustment Expenses

Our losses and loss adjustment expenses (“LAE”) consist of claims we paid plus estimates of the claims we will pay in the future related to insured events that have occurred at or before the financial statement date, net of the losses and LAE that we cede to reinsurers.

We incurred $30.9 million and $25.0 million of losses and LAE during the nine months ended September 30, 2009, and 2008, respectively. During the nine months ended September 30, 2009, we incurred more losses and LAE as a result of three factors that we did not experience during the same period of 2008: i) we incurred a few large, non-routine fire losses, ii) we experienced an increase in roof-damage claims resulting from afternoon thunderstorm activity, and iii) we increased our policies-in-force from approximately 71,300 at September 30, 2008, to approximately 96,300 at September 30, 2009. Losses and LAE for the nine months ended September 30, 2008, included catastrophe losses and LAE from Tropical Storm Fay; we did not incur any such losses and LAE in the nine months ended September 30, 2009. The decrease in catastrophe losses and LAE partially offset the increase resulting from the previously noted factors.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The largest factor that can impact our losses and LAE are catastrophes; they are an inherent risk of the property and liability insurance business, especially in the State of Florida. Catastrophes may contribute to material year-to-year fluctuations in our results of operations and financial position. During 2009, we did not record any losses or LAE related to 2009 catastrophes.

We routinely revise our estimates of the ultimate losses and LAE that we will incur, basing the revisions on our analysis of subsequent information we receive regarding various factors, including: (i) per claim information; (ii) our company’s and the industry’s historical loss experience; (iii) legislative enactments, judicial decisions and legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. Many factors, including the aforementioned factors, affect the amount of losses and LAE that we will ultimately incur; therefore, no precise method exists for determining that amount. We believe, however, that our analysis provides us an appropriate basis for estimating the ultimate settlement of all our claims. At each year end, we engage an independent actuary to provide us with an opinion on the adequacy of our reserves for unpaid losses and LAE. Excluding future catastrophe claims which we can’t predict, we believe the severity and frequency of our claims will remain relatively stable for the foreseeable future.

Policy Acquisition Costs

We recorded a $3.7 million, or 29.1%, increase in our policy acquisition costs to $16.5 million for the nine months ended September 30, 2009, from $12.8 million for the nine months ended September 30, 2008. Our policy acquisition costs increased as a result of an increase in our gross earned premium and an increase in the amount per policy we pay to our third-party administrator (“TPA”) for policy administration. We amortize our policy acquisition costs over the period during which we earn the related premiums. We anticipate that our policy acquisition costs will continue to increase during 2009, as a result of the increase in policies-in-force over the past year.

During 2008, we contracted with Computer Sciences Corporation (“CSC”) to become our new TPA related to policy processing and to perform all of the services provided by our former TPA. On January 10, 2009, we began transitioning all of our policies-in-force, excluding Garage and Flood policies, from our former TPA to CSC as each policy comes due. As a result, CSC will administer all new policies, excluding Garage and Flood policies, written during 2009 and thereafter.

Other Income

During the third quarter of 2008, we recorded $2.6 million of other income when we reversed a liability related to a put option tied to UIH membership units. We reversed the put option liability because it ceased to exist by operation of law as a result of our Merger.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for (Benefit from) Income Taxes

During the nine months ended September 30, 2009, our effective tax rate was 36.1% compared to 13.3% for the same period in 2008. The 22.8% increase in our effective tax rate primarily resulted from recording corporate taxes on all of our entities during the nine months ended September 30, 2009; whereas, during the same period of 2008, only one of our subsidiaries, UPCIC, recorded a provision for income taxes as the other subsidiaries were treated as partnerships for income tax purposes. Effective October 1, 2008, all of our subsidiaries had to record a provision for income taxes because we included all of our subsidiaries in our consolidated corporate income tax return. During 2009, we recorded our deferred tax assets and liabilities at a combined tax rate of 38.6% as that is the rate we expect to incur when the related temporary differences reverse and become deductible or taxable in future periods. We recorded our 2009 current taxes receivable at a combined tax rate of 37.6%.

See our unaudited Condensed Consolidated Statements of Income for a pro forma calculation of the estimated corporate income taxes, based upon a tax rate of 38.6%, which we would have recorded for the nine months ended September 30, 2008, if all of our subsidiaries had recorded corporate income tax provisions during that period.

NET INCOME

As a result of the foregoing, we recorded net income for the nine months ended September 30, 2009 of $5.2 million compared to net income of $26.6 million for the nine months ended September 30, 2008.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008)

REVENUE

Gross Premiums Written

We recorded a decrease of $2.9 million, or 7.9%, in our gross premiums written to $33.3 million for the third quarter of 2009, from $36.2 million for the third quarter of 2008. During the three months ended September 30, 2009, compared to the same period during 2008, we recorded $1.8 million less gross premiums written as a result of discontinuing our Garage program during May 2009 and we recorded $1.1 million less gross premiums written from our homeowner program.

Our average premium per policy decreased from $1,838 for the third quarter of 2008 to $1,640 for the third quarter of 2009, which primarily caused the $1.1 million decrease in our gross premiums written in our homeowner program. The wind mitigation credits that the Florida legislature required us to implement primarily caused the decrease of $198, or 11%, in our average premium per policy. See our Overview section above for a more detailed discussion of wind mitigation credits.

During the third quarter of 2009, our homeowner policies-in-force decreased slightly. As a result of our risk-exposure-management process, as well as our monitoring of our reinsurance program, we implemented measures which we anticipate will result in slower growth during the remainder of 2009 than we experienced during the first nine months of 2009.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Premiums Ceded

We recorded a decrease of $1.3 million, or 43.8%, in our gross premiums ceded to $1.6 million for the third quarter of 2009, from $2.9 million for the third quarter of 2008. During the third quarter of 2009, we wrote $0.9 million less gross premiums written compared to the third quarter of 2008 as a result of discontinuing our Garage program during May 2009.

Decrease (Increase) in Net Unearned Premiums

For the third quarter of 2009, we recognized a $13.3 million increase in our net unearned premiums, compared to a $13.2 million increase during the third quarter of 2008. The table below reflects the decrease in our gross unearned premiums and the decrease in our ceded unearned premiums that comprise the increase in our net unearned premiums for the third quarter of 2009 and 2008:

	Three Months Ended September 30,
	2009	2008	Change
	(In Millions)
Decrease (increase) in gross unearned premiums	$7.7	$(1.8)	$9.5
Decrease in ceded unearned premiums	(21.0)	(11.4)	(9.6)

Increase in net unearned premiums	$(13.3)	$(13.2)	$(0.1)

During the third quarter of 2009, compared to the same period in 2008, we recorded a $9.5 million decrease in our gross unearned premiums, primarily due to a $2.9 million decrease in our gross premiums written as discussed in the Gross Premiums Written section above, and a $6.6 million increase in our gross premiums earned.

We recognized a $9.6 million decrease in our ceded unearned premiums as a result of a $1.3 million decrease in our gross premiums ceded as discussed in the Gross Premiums Ceded section above, and an $8.3 million increase in our earned premiums ceded during the third quarter 2009, compared to the same period in 2008.

Net Investment Income

We recorded a $0.7 million, or 39.1%, decrease in our net investment income to $1.0 million for the third quarter of 2009, compared to $1.7 million for the same period during 2008. The interest rates on our fixed-maturities and our cash and cash equivalents were lower during the third quarter of 2009 compared to the third quarter of 2008; therefore, we earned $0.6 million less interest income during the third quarter of 2009 compared to the third quarter of 2008.

Policy Assumption Bonus

During 2008, we received a bonus from Citizens for retaining policies we assumed during 2004 and 2005 for three years from the date of the policy assumption and for charging rates similar to Citizens at the date of the assumption. The policy assumption bonus, which includes interest income earned on the bonus amounts, was $2.2 million for the third quarter of 2008. We did not assume any policies from Citizens during 2006 and 2007. The 2008 Citizens Agreement does not include a bonus provision; therefore, we will not receive any bonuses from Citizens during 2009.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Revenue

Other revenue decreased $0.7 million during the third quarter of 2009 compared to the third quarter of 2008 primarily because of a decrease in the rate we charge on each policy to recoup assessments from policyholders.

EXPENSES

Losses and Loss Adjustment Expenses

We incurred $12.2 million of losses and LAE during the third quarter of 2009, compared to $12.5 million during the third quarter of 2008. During the third quarter of 2009, we experienced an increase in losses and LAE as a result of the increase in our policies-in-force from approximately 71,300 at September 30, 2008, to approximately 96,300 at September 30, 2009. Losses and LAE for the three months ended September 30, 2008, included catastrophe losses and LAE from Tropical Storm Fay; we did not incur any such losses and LAE in the three months ended September 30, 2009. The increase in non-catastrophe losses and LAE offset most of the decrease in catastrophe losses and LAE.

Policy Acquisition Costs

We recorded a $1.8 million, or 43.4%, increase in our policy acquisition costs to $6.0 million for the third quarter of 2009 compared to $4.2 million for the third quarter of 2008. Our policy acquisition costs increased as a result of an increase in our gross earned premium and an increase in the amount per policy we pay to our TPA for policy administration. We amortize our policy acquisition costs over the period during which we earn the related premiums. We anticipate that our policy acquisition costs will continue to increase during the remainder of 2009, as a result of the increase in policies-in-force over the past year.

General and Administrative Expenses

We incurred $0.7 million of general and administrative expenses (“G&A”) during the third quarter of 2009, compared to $(0.1) million during the third quarter of 2008. During the third quarter of 2008, we reclassified approximately $0.7 million of costs directly associated with the Merger to additional paid-in capital. We initially recorded the Merger costs as G&A expenses during the first and second quarters of 2008, but we reclassified those costs upon successful completion of the Merger during the third quarter of 2008.

Other Income

During the third quarter of 2008, we recorded $2.6 million of other income when we reversed a liability related to a put option tied to UIH membership units. We reversed the put option liability because it ceased to exist by operation of law as a result of our Merger.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for (Benefit from) Income Taxes

Our effective tax rate of 48.6% for the third quarter of 2009 is higher than our combined tax rate because: (i) we recorded a decrease in our federal tax rate from 35% to 34% for our current provision, which increased our tax benefit, and (ii) we recorded the 2008 tax true-up, which reflected a $0.2 million tax benefit. During the third quarter of 2009, our increased reinsurance costs caused us to lower our estimated annualized earnings for 2009, which we used to calculate our income tax provision. Thus, we reduced our combined current tax rate from 38.6% to 37.6%. During the third quarter of 2009, we recorded our deferred tax assets and liabilities at a combined tax rate of 38.6% as that is the rate we expect to incur when the related temporary differences reverse and become deductible or taxable in future periods.

For the third quarter of 2008, our effective tax rate was (0.1)%. We attribute the negative effective income tax rate for the third quarter of 2008 to the occurrence of Tropical Storm Fay. The storm increased our case incurred loss and LAE as well as our IBNR loss and LAE, in turn reducing our annualized income for 2008 which we used to calculate our income tax provision. The effective tax rate we recorded for UPCIC was 36.2% for the third quarter of 2008. During the third quarter of 2008, we recorded a provision for income taxes for only one of our subsidiaries, UPCIC, as our other subsidiaries were treated as partnerships for income tax purposes. Effective October 1, 2008, all of our subsidiaries had to record a provision for income taxes because we included all of our subsidiaries in our consolidated corporate income tax return.

See our unaudited Condensed Consolidated Statements of Income for a pro forma calculation of the estimated corporate income taxes, based upon a tax rate of 38.6%, which we would have recorded for the third quarter of 2008 if all of our subsidiaries had recorded corporate income tax provisions during that period.

NET INCOME

As a result of the foregoing, we recorded a net loss for the third quarter of 2009 of $0.7 million, compared to net income of $8.9 million for the third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our operations provided net operating cash flow of $34.2 million during the nine months ended September 30, 2009, compared to $31.3 million during the same period in 2008. Our reconciliation of net operating cash flow is generally influenced by the collection of premiums in advance of paid losses, the quarterly payments of reinsurance premiums, the annual signing of new reinsurance contracts at the beginning of the hurricane season, and the timing of our loss payments.

The $34.2 million of net cash provided by our operating activities resulted primarily from cash inflows from our generation of $5.2 million of net income, a $48.0 million increase in reinsurance payable and an $11.8 million increase in unearned premiums; which were offset by a $34.8 million increase in prepaid reinsurance premiums.

During the second quarter of 2009, we recorded a premium payable of $83.6 million related to our 2009-2010 catastrophe reinsurance contracts. We paid $20.3 million in July 2009, and we will pay $36.2 million during the fourth quarter of 2009 and $27.1 million by April 1, 2010.

Given that we insure property and casualty risks, a catastrophe like a hurricane or tropical storm that impacts any territory we insure may have an adverse impact on our liquidity and results of operations. Each year, we purchase reinsurance for hurricane catastrophes and non-hurricane catastrophes. In June 2009, we entered into new catastrophe reinsurance contracts for the period of

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 1, 2009 through May 31, 2010. Under these agreements, should a single hurricane occur, we retain the first $16.4 million of losses and LAE, before our reinsurance agreements provide coverage, plus an additional $9.1 million of losses in conjunction with the reinsurance coverage. Should a single, non-hurricane severe weather event occur, we retain the first $26.4 million of losses and LAE, before our reinsurance agreements provide coverage, plus an additional $9.1 million of losses in conjunction with the reinsurance coverage. If a hurricane or non-hurricane catastrophe exceeds our reinsurance coverage, we will be liable for those losses and LAE as well. Also, we are dependent on the creditworthiness of our reinsurers and if they do not reimburse us for the claims they reinsure, we are ultimately liable for those claims. For additional information regarding our reinsurance coverage, please see Note 7 to our unaudited condensed consolidated interim financial statements included herein.

Our FHCF reinsurance agreement allows for one reinstatement of the coverage provided by the Limited-Apportionment Company (“LAC”) layer should losses resulting from one hurricane exhaust that coverage, while the agreement with our private reinsurers allows for one reinstatement of coverage on all of the private layers should losses resulting from one severe weather event exhaust that coverage. Our agreement with FHCF does not provide for reinstatement of the coverage provided by the mandatory or Temporary-Increase-in-Coverage-Limit (“TICL”) layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, the agreement with our private reinsurers requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private contract becomes necessary, we entered into a reinsurance premium protection agreement (“RPP”) for a cost of $15.2 million. Our RPP agreement reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first, second and fourth private layers, and it reimburses us 50% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the third private layer. We may have to pay as much as $3.0 million for the 50% of the third private layer reinstatement premium not covered by our RPP agreement. The private contract provides aggregate coverage, including reinstatements, of $247.2 million for all occurrences, while any single occurrence is limited to $123.6 million. The FHCF LAC layer provides aggregate coverage, including reinstatements, of $20.0 million for all occurrences, while any single occurrence is limited to $10.0 million.

Our results of operations could be materially and adversely impacted by a future catastrophe as well as the accumulation of losses from smaller weather-related events in a fiscal quarter or year. While we believe our underwriting strategies as well as our reinsurance program limit the severity of future losses, we continue to be exposed to catastrophic losses that may exceed the limits of our reinsurance program.

During the nine months ended September 30, 2009, our net investing activities used $0.3 million of cash. Marketable securities comprise our available-for-sale investment portfolio. During the first nine months of 2009, we generated $64.4 million of cash proceeds from the sale of investments available-for-sale and we used $64.6 million of cash for the purchase of investments available-for-sale.

During the nine months ended September 30, 2009, we paid $1.1 million of dividends to our shareholders. On November 11, 2009, our Board of Directors approved a $0.05 dividend per share, which we will pay on December 15, 2009.

At September 30, 2009, the interest rates on our notes were 3.5% for the State Board of Administration of Florida (“SBA”) note, 3.2% for the Columbus Bank & Trust (“CB&T”) note and 11% for the Merger Notes (defined below).

Our SBA loan requires us to remit quarterly interest payments and, beginning on October 1, 2009, quarterly principal payments of $0.3 million per quarter. During the nine-month period ended September 30, 2009, we paid interest payments of $0.2 million. Our SBA note matures on September 30, 2026.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our amended note agreement with CB&T does not require us to pay any principal on the outstanding $4.3 million balance until maturity on February 20, 2010, but we do pay interest on this note monthly. We made interest payments totaling $0.1 million on the CB&T note during the nine-month period ended September 30, 2009.

On September 29, 2008, just prior to the Merger, we issued five notes (“Merger Notes”) with a combined principal of $18.3 million. All of our Merger Notes mature on September 29, 2011. In accordance with the Merger Note agreement, beginning April 1, 2009, we pay semi-annual interest payments on the Merger Notes. During 2009, we paid interest of $1.0 million on the Merger Notes.

We do not conduct any business operations of our own; UPCIC, United Insurance Management, L.C. (“UIM”) and Skyway Claims Services, LLC (“SCS”) conduct the business operations of the consolidated group. As a result, we rely on cash dividends or inter-company loans from UIM to meet our debt-payment obligations and to pay our general and administrative expenses. The OIR heavily regulates UPCIC, including restricting any dividends paid by UPCIC and requiring approval of any management fee UPCIC pays to UIM for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may therefore pay us dividends from any positive net cash flows that they generate. UIM pays us dividends primarily using cash from the collection of management fees from UPCIC, pursuant to a management agreement in effect between those entities.

Our insurance subsidiary, UPCIC, primarily generates cash from its collection of gross premiums written, loss reimbursements from its reinsurers, investment income, and proceeds from the sale or maturity of investments. UPCIC pays cash for its reinsurance premium payments, loss and LAE payments, and fee payments to UIM, as well as to purchase investments and pay other underwriting expenses.

Our Amended and Restated Agreement and Plan of Merger (“Merger Agreement”), dated August 15, 2008, as amended on September 23, 2008, provides for potential additional consideration of up to $5 million to be paid to the former members of UIH. The Merger Agreement stipulates that we must pay those former UIH members $2.00 in cash for each dollar of UIHC’s net income (as defined in the Merger Agreement) that exceeds $25 million at the end of either of the periods of (i) July 1, 2008 through June 30, 2009, or (ii) January 1, 2009 through December 31, 2009. Our net income did not exceed $25 million at the end of the period mentioned in (i) above; therefore, we neither recorded nor paid any contingent consideration during the nine months ended September 30, 2009. We do not anticipate that we will exceed $25 million of net income for the year ended December 31, 2009; therefore, we do not expect to record or pay any of the contingent consideration.

We believe we maintain a sufficient amount of highly-liquid assets such that we can pay claims, operating expenses and other obligations as they come due without having to sell longer-duration investments. We continuously monitor our cash needs and, as necessary, we liquidate some of our short-term investments and cash equivalents to provide sufficient cash to respond to changes in our payment patterns. At September 30, 2009, we had $64.5 million of cash and cash equivalents.

Our note agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios. We were in compliance with the terms of the covenants at September 30, 2009.

We agreed to certain covenants in our Merger Notes, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance to exceed $58.3 million, which includes the $18.3 million incurred under the Merger Notes and excludes the $20 million SBA note. For purposes of the foregoing covenant, our outstanding indebtedness as of September 30, 2009, was $21.6 million, and the covenants in our Merger notes also require that we refrain from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the Merger Notes agreement, to less than $45 million. We were in compliance with the terms of the covenants in our Merger notes at September 30, 2009; however, any dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45 million.

UNITED INSURANCE HOLDINGS CORP.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SBA note payable requires UPCIC to maintain $50 million of surplus as to policyholders. At September 30, 2009, we met this loan covenant. We anticipate that, during the fourth quarter of 2009, we may need to loan money to UPCIC to prevent surplus as to policyholders from falling below the $50 million threshold.

Our note with the SBA provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note. In addition, the CB&T loan agreement provides that CB&T may elect to exercise its remedies described above for events of default under any loan agreements affecting us or our subsidiaries. We have not defaulted on any of our notes; however, if we defaulted and the affected lender elected to pursue their default remedies, such default remedies would reduce our statutory surplus and could adversely affect our liquidity.

We record our financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by the OIR. To retain our certificate of authority, Florida law requires UPCIC to maintain surplus as to policyholders equal to the greater of 10% of our total liabilities or $4 million. At September 30, 2009, UPCIC’s surplus as to policyholders was $50.9 million, and exceeded the minimum requirements. Florida law also requires UPCIC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at September 30, 2009.

In accordance with Florida law, UPCIC is permitted to pay dividends or make distributions out of that part of statutory surplus derived from its net operating profit and its net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the OIR and the amount of dividends or distributions that would require prior approval of the OIR. The National Association of Insurance Commissioners risk-based capital (“RBC”) requirements may further restrict UPCIC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

We believe our current capital resources, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2009, we have no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 10 to our unaudited condensed consolidated interim financial statements for a discussion of our related party transactions.

UNITED INSURANCE HOLDINGS CORP.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Since we are a smaller reporting company, we are not required to furnish this information.

Item 4T:	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer, who is also currently serving as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer, who is also currently serving as our principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our principal executive officer who is also currently serving as our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) During the fiscal quarter ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

We are involved in claims-related legal actions arising in the ordinary course of business. We accrue amounts resulting from claims-related legal actions in Unpaid Losses and Loss Adjustment Expenses during the period that we determine an unfavorable outcome becomes probable and we can estimate the amounts. Management makes revisions to our estimates based on its analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation. We are not currently involved in any material non-claims-related litigation.

Item 1A:	Risk Factors

In our annual report on Form 10-K/A for the year ended December 31, 2008, we disclosed that we had never paid any dividends and that investors might only realize a return on their investment in our common stock through appreciation in stock price. In the second quarter of 2009, we began to pay dividends; however, we cannot guarantee that we will continue to pay dividends in the future. Because we cannot guarantee future dividends, the underlying risk—that investors might only realize a return on their investment in our common stock through appreciation in our stock price—remains unchanged. Accordingly we have revised the risk factor as follows:

Returns on your investment may only be realized by the appreciation in value of our securities.

We have paid dividends on our common stock in the past; however, there is no assurance or guarantee that we will continue to pay dividends in the future. Therefore, investors who purchase common stock and/or convert their warrants into common stock may

UNITED INSURANCE HOLDINGS CORP.

only realize a return on their investment if the value of our common stock appreciates. If we determine that we will pay dividends to the holders of our common stock, there is no assurance or guarantee such dividends will be paid on a timely basis.

In addition, the declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits and financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

Other than the change mentioned above, no material changes have occurred in the risk factors we disclosed in our annual report on Form 10-K/A for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the third quarter of 2009, there were no unregistered sales of equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At September 30, 2009, we were in compliance with these requirements.

In relation to the Merger Notes, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance to exceed $58.3 million, which includes the $18.3 million incurred under the note agreement and excludes the $20 million SBA note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45 million. We were in compliance with the terms of the covenants at September 30, 2009; however, any dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45 million.

Our loan agreement with CB&T contains certain covenants, including the maintenance of minimum specified financial ratios and balances. We were in compliance with the terms of the covenants at September 30, 2009.

Item 3:	Defaults upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

On July 21, 2009, at our annual meeting of shareholders, our shareholders elected Larry G. Swets, Jr. and James R. Zuhlke as Class A directors for a term of two years. At the meeting, Mr. Swets received 7,149,745 shareholder votes and Mr. Zuhlke also received 7,149,745 shareholder votes. Shareholders owning 3,419,187 shares abstained from voting for the directors and shareholders owning 5,000 shares withheld their vote. There were no other candidates for election.

UNITED INSURANCE HOLDINGS CORP.

In addition, our shareholders ratified the selection of McGladrey & Pullen LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. At the meeting, shareholders owning 7,149,745 shares voted in favor of the ratification, 5,000 shares opposed it, and 3,419,187 shares abstained.

Item 5:	Other Information

None.

Item 6:	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

	By:	/S/ DONALD J. CRONIN
November 12, 2009		Donald J. Cronin, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and duly authorized officer)