Form 10-K
period 2009-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2010-03-25
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2009, as reported on the Over-The-Counter-Bulletin Board, was approximately $24,953,423.

At March 15, 2010, there were 10,573,932 shares of common stock, par value $0.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the hurricanes that occurred in 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-K; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new Federal or State regulations that affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); acts of war and terrorist activities; and other matters described from time to time by us in this Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”).

We caution you to not place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which prescribes when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in this Form 10-K are valid only as of the date of this Form 10-K and may not occur in light of the risks, uncertainties and assumptions that we describe in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Our discussions below reference “UIHC”, “United”, “we”, and “us”, which refer to United Insurance Holdings Corp. and its consolidated subsidiaries, unless the context otherwise requires. Also, “UIH” refers to United Insurance Holdings, L.C., “UPC” refers to United Property & Casualty Insurance Company, “UIM” refers to United Insurance Management, L.C. and “Skyway” refers to Skyway Claims Services, LLC.

Item 1.	Business.

INTRODUCTION

We incorporated on May 22, 2007 under Delaware law and became a publicly-traded company during October 2007. We initially were named FMG Acquisition Corp. (“FMG”) and changed our name to United Insurance Holdings Corp. after we merged with UIH on September 30, 2008. The merger transaction is discussed in detail below in the MERGER TRANSACTION section.

Through UIH and UIH’s three wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida. The three subsidiaries of UIH are UPC, UIM and Skyway. We currently operate under one business segment. We believe our holding company structure provides us flexibility to expand our products and services in the future. During late 2009, our Board of Directors authorized Management to explore expansion into seven other states. During 2010, we will attempt to become licensed in these additional states.

UPC was formed in 1999 to capitalize on legislation designed to attract capital to the Florida homeowner insurance market and is authorized by the Florida Office of Insurance Regulation (“OIR”) to underwrite homeowner and dwelling property and casualty lines.

UIM is a managing general agent (“MGA”) formed in 1999 and manages substantially all aspects of UPC’s operations, including underwriting, policy administration, collections, disbursements, accounting and claims processes.

Skyway was formed in 2004 to provide claims adjusting services. Skyway is currently one of several companies that provide such services to UPC.

Our office is located at 360 Central Avenue, Suite 900, St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737.

MERGER TRANSACTION

On September 30, 2008, in a cash and stock transaction, we completed a merger pursuant to an Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG, merged with and into UIH, a Florida limited liability company, with UIH remaining as the surviving entity (the “Merger”). As consideration for the Merger, we paid the members of UIH an aggregate of $25 million in cash, issued 8,929,819 shares of our common stock and granted warrants to purchase 1,273,569 shares of our common stock. The cash consideration for the Merger was funded with cash held in our trust account established in connection with our initial public offering, as well as the net proceeds from the debt financing which closed on September 29, 2008. Though the Merger Agreement contained a provision regarding contingent consideration of as much as $5.0 million, we did not meet the net income target necessary to trigger payment of the contingent consideration.

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

NATURE OF THE INSURANCE INDUSTRY

Factors affecting the insurance industry may subject us to significant fluctuations in operating results. These factors include competition, catastrophe losses and general economic conditions, including interest rate changes and inflation, as well as legislative initiatives, the regulatory environment, the frequency of litigation, the size of judgments, severe weather conditions, climate changes or cycles, the role of federal or state government in the insurance market, judicial or other authoritative interpretations of laws and policies, market conditions for homeowner insurance and the availability and cost of reinsurance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. A soft market is typically characterized by increased competition that results in lower pricing, expanded coverage terms and increased commissions paid to distribution sources in order to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing, reduced coverage terms and lower commissions paid to acquire business. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. During 2009, the Florida property and casualty industry was in a “soft” market, but that could change during 2010 depending on legislative actions, reinsurance pricing and the financial condition of the Florida domestic insurers.

PRODUCT LINES

We offer standardized policies. Policies we issue under our Protector Homeowner Program provide both structure and content coverage for a broad range of exposures, and includes coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners. Our Guardian Dwelling Fire Program allows policyholders to select from a range of standardized policies with differing types and levels of coverage. (Hereinafter, with reference to policy type, the term “homeowner” refers to both homeowner and dwelling policies, unless otherwise noted.)

The OIR has also authorized us to write flood coverage (“Flood”) and a smaller commercial auto (“Garage”) line of business. We write Flood insurance through the National Flood Insurance Program (“NFIP”). We earn a commission on our Flood policies while retaining no risk of loss. We discontinued writing Garage policies after May 31, 2009.

PRICING

We price our product at levels that are projected to generate an acceptable underwriting profit. We generally use actuarial loss costs promulgated by the Insurance Service Office, a company providing statistical, actuarial and underwriting claims information and related services to insurers, as a benchmark during the development of pricing for our products. With assistance from our actuary, we further adjust pricing to account for our historical loss experience and individual risk and coverage characteristics.

As demonstrated during 2009, we are unable to increase our prices until some time after the costs associated with coverage have increased, primarily because of state insurance rate regulation. The pace at which we can change our rates in response to increased costs is dependent upon the time it takes for us to submit a rate filing with the OIR and the OIR to review and approve the filing. At times, our ability or willingness to raise prices, modify underwriting terms or reduce exposure may be limited due to considerations of public policy, the evolving political environment, competition and/or our social responsibilities.

During the second quarter of 2009, we submitted our annual rate filing for an average 12.7% rate increase on policies written under our Protector Homeowner Program. The OIR approved the increase which became effective September 15, 2009. The OIR also approved our annual rate filing for an average 15% rate increase on policies written under our Guardian Dwelling Fire Program, which became effective October 15, 2009. We also filed for an additional rate increase to partially offset our higher reinsurance costs during the fourth quarter of 2009. The OIR approved an overall 14% rate increase for our Protector Homeowner Program that became effective March 15, 2010, and an overall 14.7% rate increase for our Guardian Dwelling Fire Program to be effective April 15, 2010. Applying a rate increase to all policies that were in force on the date the increase became effective takes as long as a year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income.

COMPETITION

The property and casualty insurance industry is very competitive both as to rate and service and many companies currently write homeowner property and casualty policies in Florida. Except for certain regulatory considerations, the insurance industry has relatively few barriers to entry. We compete with large national insurance providers, smaller regional providers and Florida domestic property and casualty companies. Our primary domestic competitors are Universal Insurance Company of North America, Security First Insurance Company, and other similar companies. Also, due to legislation passed by the Florida legislature in 2007, Citizens Property Insurance Corporation (“Citizens”), a state-sponsored insurer, is authorized to compete with private insurers.

We compete primarily on the basis of underwriting criteria, our distribution network and high-quality service to our agents and policyholders because we believe that we compare favorably in these areas. Many of our competitors have higher ratings, more capital, greater resources and more access to capital than we have. They may offer a wider range of products and services than we do and may cover larger geographic markets. New entrants to our markets may arise and create additional competition leading to potentially lower prices and higher limits offered. Although our pricing is influenced to some degree by the pricing of our competitors, we believe it is generally not in our best interest to compete.

MARKETING AND DISTRIBUTION

To reach a broad range of prospective policyholders, we use more than 200 agency groups representing approximately 1,800 agents who write direct policies for us. We recruit, train and license the full-service insurance agents that distribute our products. Typically, a full-service agency is small to medium in size and represents several companies for both personal and commercial product lines. We depend upon our agents to produce new business for us. Our agents also provide us with valuable marketing information about the homeowners’ insurance needs in the communities we serve. We compensate our agents primarily with a fixed-rate commission. We do not have any placement service agreements or other similar arrangements with our agents.

Our marketing representatives monitor and support our agents and also have the principal responsibility for recruiting and training our new agents. We manage our agents through periodic business reviews using established benchmarks/goals for premium volume and profitability. We review an agent’s performance and if a particular agent does not meet its established benchmarks/goals for premium volume and profitability, then we may terminate that agent.

We also appoint limited-service insurance agents that only service the policies we have assumed from Citizens. These limited-service agents are an outgrowth of the Consumer Choice amendment passed by the Florida legislature in 2003. We believe our large network of limited-service agents is valuable for quickly and effectively completing the transactions we have assumed from Citizens.

POLICY ADMINISTRATION

We are committed to providing the highest possible level of service to our insurance agents and our policyholders. We use third-party administrators (“TPAs”) to manage our information systems and to perform the administrative duties of processing a policy. Using a TPA allows us to obtain up-to-date technology at a reasonable cost and to achieve economies of scale without incurring significant fixed-overhead expenses.

Our TPAs provide us with integrated policy underwriting, billing, collection and reporting, and they employ Internet-based systems for the on-line submission of applications, the underwriting of policies and the automated issuance of policies. These TPA systems allow us to issue our policies efficiently and quickly and provide our agents with the ability to easily submit periodic changes for our customers via the Internet.

We monitor the work of our TPAs by conducting weekly conference calls and monthly meetings, as well as periodically testing their data through our internal audit function.

During 2008, we contracted with Computer Sciences Corporation (“CSC”) to become our new policy-processing TPA. Beginning on January 10, 2009, we began transitioning all of our policies-in-force, excluding Garage and Flood policies, from our former TPA to CSC upon renewal. As a result, CSC administers all new policies, excluding Garage and Flood policies, written during 2009 and thereafter.

UNDERWRITING

Our underwriting policies and procedures seek to minimize our risk of loss while maximizing our premium by optimizing our geographic exposure and diversifying our portfolio with respect to probable maximum loss (“PML”), total insured value (“TIV”) and average annual losses. Using output from our modeling software, we strategically analyze each of our exposures, including wind exposures, by zip code as part of our optimization process.

We establish underwriting guidelines for the policies that we write to provide a uniform approach to our risk selection and to achieve underwriting profitability. After we bind a new risk, with few exceptions, we have the insured property physically inspected. Our underwriters review the property inspection report during their risk evaluation and if the policy does not meet our underwriting criteria, we typically cancel the policy within 60 days.

Our underwriting profitability shows the effectiveness of our underwriting policies and procedures. Except for losses incurred from Hurricane Wilma, our hurricane losses in 2004 and 2005 developed below modeled expectations. We currently write policies in every Florida county except Pasco and Hernando counties, where sinkhole losses are an increased risk.

Our homeowner rates vary across each of our 108 rating territories. While we are required to maintain rates in all 108 territories by the OIR, our underwriting criteria determines in which territories we would write a policy. Our underwriting criteria can change over time by territory depending on the circumstances in each territory.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

We establish reserves for unpaid losses and loss adjustment expenses (collectively “losses”) that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which they are determined.

Reserves for unpaid losses fall into two categories: reserves for unpaid losses associated with a specific reported claim (“case” reserves) and reserves for unpaid losses incurred but not reported (“IBNR”). See our CRITICAL ACCOUNTING POLICIES AND ESTIMATES section under Item 7 of this Annual Report for a discussion of these two categories of reserves for unpaid losses and for a discussion of the methods we use to estimate those reserves.

On an annual basis, our independent actuary issues a Statement of Actuarial Opinion (“SAO”) that documents the actuary’s evaluation of the adequacy of our unpaid loss obligations under the terms of our policies. We review the SAO and compare the projected ultimate losses per the SAO to our own projection of ultimate losses to ensure that our reserve for unpaid losses recorded at each annual balance sheet date is based upon our analysis of all internal and external factors related to known and unknown claims against us and to ensure our reserve is within National Association of Insurance Commissioners (“NAIC”) guidelines. We compare our recorded reserve to the indicated range provided in the report accompanying the SAO.

We maintain an in-house claims staff that monitors and directs all aspects of our claims process. We assign the fieldwork to our third-party claims adjustors (“Claims TPAs”), none of whom have the authority to settle or pay any claims on our behalf. The Claims TPAs conduct inspections of the damaged property and prepare initial estimates. We review the inspection reports and initial estimates to determine the amounts to be paid to the policyholder in accordance with the terms and conditions of the policy. Our exclusive contract with a particular Claims TPA requires us to assign all catastrophe claims to that company through December 31, 2010; however, that particular Claims TPA may choose to outsource catastrophe claims fieldwork to other Claims TPAs. We also maintain strategic relationships with several Claims TPAs which we can engage should we need additional non-catastrophe claims servicing capacity. As demonstrated during 2004 and 2005 when we had several catastrophic hurricanes, we believe this relationship provides an adequate level of claims servicing in the event we have future catastrophes.

RECONCILIATION OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The table below shows the analysis of our reserve for unpaid losses and LAE for each of our last three years (in millions):

	2009	2008	2007
Balance at January 1	$40.1	$36.0	$57.2
Less: reinsurance recoverable on unpaid losses	20.9	14.4	33.5

Net balance at January 1	$19.2	$21.6	$23.7

Incurred related to:
Current year	43.7	33.0	31.5
Prior years	(2.9)	(5.0)	(5.8)

Total incurred	$40.8	$28.0	$25.7

Paid related to:
Current year	30.6	21.0	18.5
Prior years	8.7	9.4	9.3

Total paid	$39.3	$30.4	$27.8

Net balance at December 31	$20.7	$19.2	$21.6

Plus: reinsurance recoverable on unpaid losses	23.4	20.9	14.4

Balance at December 31	$44.1	$40.1	$36.0

Composition of reserve for unpaid losses and LAE:
Case reserves	$18.6	$14.4	$13.9
IBNR reserves	25.5	25.7	22.1

Balance at December 31	$44.1	$40.1	$36.0

LOSS RESERVE DEVELOPMENT

The following table presents our loss reserve development for business written in each year from 1999 through 2009 and does not distinguish between catastrophic and non-catastrophic events. This table diplays, on a GAAP basis, the changes in our loss and LAE reserves in years subsequent to the initial loss estimates based on our experience as of the end of each succeeding year.

The top line of the table represents the original estimated amount of reserves for unpaid losses for claims arising in all prior years that were unpaid at the balance sheet date for each of the periods indicated, including estimated losses that had been incurred but not reported, net of reinsured losses. The portion of the table labeled “Net cumulative paid as of” shows the net cumulative payments for losses made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. An increase or decrease from the original reserve estimate is caused by a combination of factors, including i) claims being settled for amounts different than originally estimated, ii) reserves being increased or decreased for claims remaining open as more information becomes available on those individual claims and iii) more or fewer claims being reported after the year end than estimated.

(in millions)	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Original net liability	$20.7	$19.2	$21.6	$23.7	$20.4	$8.4	$3.6	$4.5	$2.1	$1.2	$1.7

Net cumulative paid as of:
One year later		9.0	9.7	9.0	12.9	11.0	4.5	4.5	1.7	0.8	0.4
Two years later			12.1	13.1	14.4	13.9	6.1	6.1	2.1	1.0	0.4
Three years later				14.1	15.6	14.9	6.6	6.8	2.3	1.1	0.5
Four years later					16.3	15.0	6.4	7.2	2.3	1.2	0.6
Five years later						15.2	6.4	7.0	2.3	1.2	0.7
Six years later							6.5	6.9	2.1	1.2	0.7
Seven years later								6.9	2.1	1.0	0.7
Eight years later									2.1	1.0	0.6
Nine years later										1.0	0.6
Ten years later											0.6

Net liability re-estimated as of:
End of year	20.7	19.2	21.6	23.7	20.4	8.4	3.6	4.5	2.1	1.2	1.7
One year later		16.6	16.9	17.7	18.8	13.0	6.1	5.3	2.3	0.9	0.4
Two years later			15.8	16.7	17.7	15.3	6.4	6.5	2.3	1.1	0.4
Three years later				16.3	17.4	15.6	7.1	7.0	2.4	1.2	0.5
Four years later					17.8	15.6	6.6	7.4	2.3	1.3	0.7
Five years later						15.6	6.7	7.1	2.3	1.2	0.7
Six years later							6.8	6.9	2.1	1.2	0.7
Seven years later								6.9	2.1	1.0	0.7
Eight years later									2.1	1.0	0.6
Nine years later										1.0	0.6
Ten years later											0.6
Cumulative redundancy (deficiency) at December 31, 2009		2.6	5.8	7.4	2.6	(7.2)	(3.2)	(2.4)	—	0.2	1.1
Cumulative redundancy (deficiency) as a % of reserves originally established		13.7%	26.9%	31.2%	12.9%	(85.5)%	(89.2)%	(53.5)%	0.5%	16.7%	63.2%
Net reserves	$20.7	$19.2	$21.6	$23.7	$20.4	$8.4	$3.6	$4.5	$2.1	$1.2	$1.7
Ceded reserves	23.4	20.9	14.4	33.5	153.8	4.1	—	—	—	—	0.2

Gross reserves	$44.1	$40.1	$36.0	$57.2	$174.2	$12.5	$3.6	$4.5	$2.1	$1.2	$1.9

Net re-estimated		$16.6	$15.8	$16.3	$17.8	$15.6	$6.8	$6.9	$2.1	$1.0	$0.6
Ceded re-estimated		18.0	10.5	23.0	134.0	7.7	—	—	—	—	0.1

Gross re-estimated		$34.6	$26.3	$39.3	$151.8	$23.3	$6.8	$6.9	$2.1	$1.0	$0.7

The cumulative redundancy or deficiency at December 31, 2009, represents the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the original estimate is lower than the current estimate. It is important to note that the table above presents a run-off of balance sheet liability for the periods indicated rather than accident or policy loss development for those periods. Therefore, each amount in the table includes the cumulative effects of changes in liability for all prior periods. Conditions and trends that have affected liabilities in the past may not necessarily occur in the future.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

As with all property and casualty insurers, we are exposed to potentially numerous insured losses arising out of single or multiple occurrences of natural catastrophes. We expect to and will incur some losses related to catastrophes and with the approval of the OIR, we will attempt to price our policies accordingly. Our exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques, we manage our exposure to such losses. As discussed below in the Reinsurance section, we also obtain reinsurance coverage to help mitigate the risk of catastrophic losses.

REINSURANCE

Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer (“reinsurer”). We purchase reinsurance to expand our underwriting capacity, to allow us to maintain our exposure to loss within our capital resources and to reduce our net liability on individual risks. The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market. In recent years, the reinsurance industry has undergone dramatic changes. During 2009, the Florida Hurricane Catastrophe Fund (“FHCF”) increased the attachment point of its mandatory layer which, as the name implies, all insurers must purchase; therefore, we purchased more expensive private reinsurance up to that revised FHCF attachment point to avoid a gap in coverage.

We determine the amount of reinsurance coverage to purchase each year based on a number of factors, including the evaluation of the risks accepted, regulatory and rating bureau requirements, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. See Note 9 in our consolidated financial statements for details on the reinsurance coverage we have in place at December 31, 2009.

We use per-risk, excess-of-loss agreements for our non-catastrophe homeowner and dwelling programs, and we used quota share agreements for our Garage program prior to discontinuing the Garage program. We retain no risk of loss with our Flood program.

We purchase catastrophe reinsurance coverage in an amount up to our estimated 100-year PML at the date of purchase, with levels of retained loss that vary in proportion to the severity of an insured event(s). To manage our reinsurance costs, we analyze our PML on a regular basis using a licensed in-house catastrophe modeling software program. For our catastrophe reinsurance program, we have excess-of-loss contracts with a group of private reinsurers and with the FHCF. The private contract provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The contract with the FHCF only provides coverage against any storm that the National Hurricane Center designates as a hurricane at landfall. Our catastrophe reinsurance agreements coincide with the seasonality of Florida’s hurricane season; therefore, our agreements are from June 1 to May 31.

Florida legislators and the Florida OIR are monitoring the financial condition of the FHCF, which provides reinsurance to insurance companies in Florida for hurricane catastrophes. The FHCF has historically funded, and is currently funding, all reimbursement requests; however, in the future the FHCF may have difficulty securing funding or funding may not be available to the FHCF if a hurricane or multiple hurricanes were to cause massive catastrophic losses in Florida.

To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance contracts, we remain liable for the entire insured loss. Therefore, we are subject to credit risk with respect to our reinsurers. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize our exposure to such risk. In addition, while ceding premiums reduces our risk of exposure, it also reduces our potential for greater profits should no catastrophic or large non-catastrophic losses occur.

The following table summarizes our reinsurance exposures by reinsurer at December 31, 2009 ($ in millions):

	AM Best Rating	Total Recoverable	Ceded Balances Payable	Net Recoverable[1]	Letters of Credit	Net Unsecured Recoverable
ACE Tempest Reinsurance Ltd	A+	$0.8	—	$0.8	$0.4	$0.4
Alea London Ltd	—	0.2	—	0.2	—	0.2
Allianz Risk Transfer Ltd	—	2.6	$3.1	—	—	—
Amlin Bermuda Ltd	A	0.5	0.6	—	—	—
Argo Re	A	0.2	0.3	—	—	—
Axis Reinsurance Company	A	0.1	0.1	—	—	—
Catlin Insurance Company Ltd	A	0.1	—	0.1	—	0.1
DaVinci Reinsurance Ltd	A	2.0	2.4	—	—	—
Everest Re	A+	1.2	1.4	—	—	—
Flagstone Reassurance Suisse SA	—	1.2	1.4	—	—	—
Florida Hurricane Catastrophe Fund	—	27.6	—	27.6	—	27.6
Hanover Ruckversicherungs Ag	A	0.1	0.1	—	—	—
Harco National Insurance Group	A-	2.2	1.1	1.1	—	1.1
Hiscox Insurance Co Ltd	A	0.2	0.2	—	—	—
Lancashire Insurance Co Ltd	A-	0.3	0.3	—	—	—
Lloyd’s Syndicates	As	10.1	4.5	5.6	—	5.6
Montpelier Reinsurance Ltd	A-	3.3	3.2	0.1	—	0.1
Munich Reinsurance America Inc	A+	0.7	0.8	—	—	—
National Flood Insurance Program	—	4.5	—	4.5	—	4.5
Odyssey America Reinsurance	A	0.5	0.3	0.2	—	0.2
Omega Specialty Insurance Co Ltd	A-	0.7	0.8	—	—	—
Paris Re	A	0.2	0.3	—	—	—
Platinum Underwriters Bermuda Ltd	A	1.4	1.7	—	—	—
Platinum Underwriters Reinsurance Inc	A	0.4	—	0.4	—	0.4
Renaissance Reinsurance Ltd	A+	3.5	4.2	—	—	—
Scor Reinsurance Company	A-	0.1	0.1	—	—	—
Tokio Millennium Re Ltd	A+	0.2	0.3	—	—	—
Torus Insurance (Bermuda) Ltd	A-	0.8	1.0	—	—	—
Wurttembergische Versicherung Ag	NR-4	0.1	—	0.1	0.1	—

		$65.8	$28.2	$40.7	$0.5	$40.2

[1]

If our ceded balance payable to a reinsurer exceeds our total recoverable from that reinsurer, we reflect the net recoverable from that reinsurer as “—” in this schedule as we do not have a right of offset with the other reinsurance carriers.

At December 31, 2009, the net unsecured recoverable amount from the FHCF is $27.6 million, comprised of a) $1.1 million receivable for claims we paid and will submit to FHCF for reimbursement, b) $13.5 million of estimated unpaid losses and c) $13.0 million of prepaid reinsurance premiums we will recognize in the Decrease (increase) in net unearned premiums line item on our Consolidated Statements of Income over the remainder of the FHCF contract. The receivable from the FHCF and the estimated unpaid losses recoverable relate to hurricanes that occurred in 2004 and 2005.

The net unsecured recoverable amount from the FHCF increased from $22.7 million at December 31, 2008, to $27.6 million at December 31, 2009. This $4.9 million increase is primarily related to an increase in our estimated unpaid losses and LAE. We did not incur any losses and LAE resulting from hurricanes occurring in 2009; however, our catastrophe losses related to Hurricane Wilma, which we can recover from the FHCF, have increased.

REGULATION

We are subject to the laws and regulations in Florida and will become subject to the laws and regulations of any other states in which we seek to conduct business in the future. The regulations are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, maintenance of reserves, risk-based capital, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges, dealings with policyholders and a variety of other financial and non-financial components of our business. From time to time, new regulations and legislation are proposed that affect us. It is not possible for us to predict whether, in what form or in what jurisdictions, any of these proposals might be adopted, or the effect, if any, on us.

The OIR has broad regulatory, supervisory and administrative powers over Florida insurance companies. Such powers include, among others, the granting and revocation of licenses to transact business, the licensing of agents (through the Florida Department of Financial Services), the creation of solvency standards, the imposition of restrictions on the type, quality and/or concentration of investments, the approval of policy forms and rates, the review of reinsurance contracts, the periodic examination of the affairs of insurance companies, and the specification of the form and content of required financial statements.

UPC submits audited statutory financial statements to the OIR and is subject to periodic audits and examinations conducted by OIR personnel. The OIR completed its most recent examination pertaining to our December 31, 2004 Annual Statement in September 2005 and reported no material adverse findings.

OIR guidelines require UPC to maintain adequate statutory capital and surplus such that 90% of written premiums divided by surplus does not exceed the ratio of 10 to 1 for gross written premiums or 4 to 1 for net written premiums. Our ratio of net written premium for the year ended December 31, 2009 to surplus as of December 31, 2009 was 1.13 to 1, and UPC’s surplus as to policyholders exceeded the minimum capital required by Florida law.

From time to time, the Florida legislature and the NAIC consider proposals that may affect, among other things, regulatory assessments and reserve requirements. We cannot predict the effect any proposed or future legislation or regulatory or administrative initiatives may have on our financial condition or operations. To cover operating deficiencies related to windstorm catastrophes, Citizens and the FHCF may levy assessments against all assessable insurers that write premiums in Florida. To cover the claims of policyholders of Florida insurance companies that have become insolvent, Florida Insurance Guaranty Association (“FIGA”) may levy assessments against all assessable insurers that write premiums in Florida. While we can recover these assessments from policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements.

We are currently collecting assessments upon policyholders on behalf of Citizens in the amount of 1.4%, and on behalf of FHCF in the amount of 1.0%. The premium written on each policy, except our Flood policies, is multiplied by these assessment percentages to determine the additional amount to be collected from the policyholder and remitted to the assessing agencies.

At December 31, 2009, we had $1.5 million remaining to collect from policyholders which we are collecting at a rate of 0.49% for homeowners and 0.35% for dwelling related to an October 31, 2007 FIGA assessment. On October 30, 2009, the board of directors of the FIGA approved a 0.8% assessment on any Florida net direct written premiums for calendar year 2008. We paid $1.0 million during December 2009 for this FIGA assessment. We will begin collecting this assessment from our policyholders on February 1, 2010 and will be able to recover this assessment over time.

The State of Florida operates Citizens to provide insurance to Florida homeowners and businesses. In May 2007, the State of Florida passed legislation that froze property insurance rates for Citizens customers at December 2006 levels through December 31, 2009, and permits insurance customers to choose a Citizens policy when the price of a privately-offered insurance policy is 15% more than the Citizens rate. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect our ability to grow and successfully operate. During 2009, the Florida Insurance Commissioner approved an overall rate increase of as much as 10% per year for Citizens’ policyholders.

RESTRICTIONS ON PAYMENTS OF DIVIDENDS BY DOMESTIC INSURANCE COMPANIES

Under Florida law, a domestic insurer like UPC may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval by the OIR if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10% of UPC’s capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Alternatively, UPC may pay a dividend or distribution without the prior written approval of the OIR if (i) the dividend is equal to or less than the greater of (a) 10% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and (1) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made, (2) the insurer files a notice of the dividend or distribution with the OIR at least ten business days prior to the dividend payment or distribution and (3) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the OIR or (ii) 30 days after the OIR has received notice of such dividend or distribution and has not disapproved it within such time.

RISK-BASED CAPITAL REQUIREMENTS

To enhance the regulation of insurer solvency, the NAIC published risk-based capital requirements for insurance companies designed to assess capital adequacy and to raise the level of protection statutory surplus provides for policyholders. The requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks. Most states, including Florida, have adopted the NAIC requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The OIR could require UPC to cease operations in the event we fail to maintain the required statutory capital. At December 31, 2009, UPC exceeded the risk-based capital requirements.

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

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge UPC for services (e.g., management fees and commissions). We have a long-term management agreement between UPC and UIM, which presently provides for monthly management fees. Any changes to this agreement require OIR approval.

UNDERWRITING AND MARKETING RESTRICTIONS

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverage, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) ability to terminate agents, (v) ability to reject insurance coverage applications and (vi) limitations upon or decreases in rates permitted to be charged. These laws may affect our ability to earn a profit on our underwriting operations.

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

INVESTMENTS

Our primary investment goals are preserving capital, maximizing after-tax investment income, maintaining liquidity and minimizing risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value and we maintain a moderate equity exposure. We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments for our insurance subsidiary. In accordance with these regulations, our current investment policy limits investment in non-investment grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities.

An outside asset management company, which has authority and discretion to buy and sell securities for us, manages our investments subject to (i) the guidelines established by our Board of Directors, and (ii) the direction of Management. We have the ability to direct our asset manager to make changes and to hold, buy or sell securities in our portfolio. We instructed our portfolio manager to hold securities impaired at December 31, 2009, because we have the intent to hold the impaired securities until their market value returns to or exceeds their book value.

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. As of December 31, 2009, over 96% of our investments were available-for-sale fixed-maturities, which provide us with the liquidity we need to pay our claim and debt obligations. Our cash, cash equivalents and investment portfolio totaled $160.1 million at December 31, 2009.

The following table summarizes, by type, our investments at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
U.S. government and agency securities	$74.6	56.1%	$65.6	52.0%
Corporate securities	53.4	40.2%	52.1	41.3%

Total fixed maturities	128.0	96.3%	117.7	93.3%
Equity securities	4.7	3.5%	8.2	6.5%
Other long-term investments	0.3	0.2%	0.3	0.2%

Total investments	$133.0	100.0%	$126.2	100.0%

FINANCIAL STABILITY RATING

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company’s sales. Demotech, Inc. (“Demotech”) maintains a letter-scale financial stability rating system ranging from A** (A double prime) to L (licensed by state regulatory authorities). Demotech has assigned UPC a financial stability rating of A, which is the third highest of six rating levels. According to Demotech, A ratings are assigned to insurers that demonstrate an “exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” With a financial stability rating of A, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at our investors. At least annually, Demotech reviews our rating and may revise it upward, downward or revoke it at their sole discretion.

EMPLOYEES

As of March 2010, we had 46 employees, all of which are full-time employees, including three executive officers. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be good.

AVAILABLE INFORMATION

We make available, free of charge through our website, our annual report on Form 10-K, annual report to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. You may view these reports at www.upcic.com.

These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. You may also access this information at the SEC’s website (www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors.

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

Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as terrorist attacks (including those involving nuclear, biological, chemical or radiological events) or consequences of war or political instability. The incidence and severity of catastrophes are inherently unpredictable. It is possible both the frequency and severity of natural and man-made catastrophic events will increase. Although the trend of increased severity and frequency of storms was not evident in the United States in 2006 - 2009, it is possible the overall trend of increased severity and frequency of storms experienced in the United States in 2004 and 2005, and in the Caribbean during 2007, may continue in the foreseeable future.

Catastrophes can result in losses in our property insurance lines and may generally result in both an increase in the number of claims incurred and an increase in the dollar amount of each claim asserted. The occurrence of such claims from natural and man-made catastrophes could therefore materially and adversely affect our results of operations for any year and may materially harm our financial position, which in turn could adversely affect our financial strength and impair our ability to raise capital on acceptable terms or at all. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance. Such events can also impact the creditworthiness of our reinsurers. Catastrophic events could also adversely impact the credit of the issuers of securities in whom we have invested, which could materially and adversely affect our results of operations.

In addition to catastrophes, the accumulation of losses from smaller weather-related events in a fiscal quarter or year could materially and adversely impact our results of operations in those periods.

Our ability to manage our exposure to catastrophic events may be limited by new legislation and regulations.

States have from time to time passed legislation, and regulators have taken action, that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas, or mandating that insurers participate in residual markets. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Further, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes requires approval of regulatory authorities. Our ability or willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and our ability to penetrate other geographic markets. We cannot predict whether and to what extent new legislation and regulations that would affect our ability to manage our exposure to catastrophic events will be adopted, the timing of adoption or the effects, if any, they would have on our ability to manage our exposure to catastrophic events.

Because we currently conduct business in only one state, our financial results may be disproportionately affected by catastrophes and other conditions in that state.

We currently conduct business exclusively in Florida; therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in that state affect our revenues and profitability. Changes in conditions could make it less attractive for us to do business and would have a more pronounced effect on us than it would on other insurance companies that are geographically diversified. We are subject to increased exposure to certain catastrophic events such as hurricanes and floods, as well as an increased risk of losses. Any catastrophe or series of catastrophes could cause us to exhaust available reinsurance limits, and if that happens, we will have to pay any claims that exceed our reinsurance limits. Alternatively, we could seek additional sources of reinsurance, but that would likely be a costly and time-consuming process that ultimately may not succeed. The occurrence of one or more catastrophic events or other conditions affecting losses in Florida could have a material adverse effect on our financial condition and results of operations.

If market conditions increase the cost of reinsurance or decrease its availability, we may be required to bear increased risks or reduce the level of our underwriting commitment or reinsurance coverage may not be available in the future at commercially reasonable rates or at all.

We use, and we expect to continue to use, reinsurance to help manage our exposure to property and casualty risks. The availability and cost of reinsurance are each subject to prevailing market conditions which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance limits are exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. There is no assurance we will have sufficient reinsurance to cover multiple storms in the future or be able to obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

There are inherent difficulties in estimating the ultimate amount of losses and loss adjustment expenses and if the claims exceed our loss reserves, our financial results could be materially and adversely affected.

Loss and LAE reserves represent our estimate of ultimate unpaid losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported. Loss and LAE reserves do not represent an exact calculation of liability, but instead represent our best estimate, generally utilizing actuarial expertise, historical information and projection techniques at a given reporting date.

The process of estimating our loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on our ultimate losses and LAE is difficult to estimate. The difficulty of estimating our loss reserves is due to the complexity of the claims, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the loss event and when it is actually reported to us).

Because of the inherent uncertainty in estimating reserves for catastrophes, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed our current related reserves. These additional liabilities or increases in estimates, or a range of either, cannot be reasonably estimated now; however, they could materially and adversely affect our results of operations in the future. We adjust the estimates related to catastrophes as actual claims emerge and additional information becomes available to us. If actual claims exceed our loss reserves, or if changes in the estimated level of loss reserves are necessary, our financial results could be materially and adversely affected.

Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.

Markets in the U.S. and elsewhere have experienced extreme volatility and disruption for more than 12 months. The U.S. was in a recession during 2009 and the U.S. government implemented bailout plans and stimulus packages in 2009, which may or may not be continued during 2010. The current stimulus impact may begin to fade during the middle of 2010, which could greatly impact the U.S. economy during 2010. These factors and the continuing market disruption may have an adverse effect on our investment portfolio, revenues, and profit margins. We are also subject to the risk that the issuers, or guarantors, of fixed maturities we own may default on principal and interest payments due under the terms of the securities. At December 31, 2009, our fixed maturities portfolio represented approximately 96% of our total invested assets. Approximately 56% of our fixed maturity securities are state, municipality, or U.S. Government obligations. The occurrence of a major economic downturn (such as the current economy), acts of corporate malfeasance, widening credit spreads, budgetary deficits, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of our fixed maturity securities portfolio to increase. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could also cause the value of our fixed maturity securities portfolio and our net income to decrease. A reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due. We are unable to predict the duration and severity of the current disruptions in financial markets and adverse economic conditions in the U.S. and other countries, which may have an adverse effect on us.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

•	adverse changes in loss cost trends, including inflationary pressures in home repair costs;

•	judicial expansion of policy coverage and the impact of new theories of liability; and

•	plaintiffs targeting property and casualty insurers, in purported class-action litigation relating to claims-handling and other practices.

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

We are subject to possible assessments from Citizens, FIGA and the FHCF.

Our insurance subsidiary is subject to mandatory assessments levied by Citizens, the FHCF and FIGA. If Citizens has a financial deficit, they may, in turn, elect to assess participating insurers, including UPC, which may adversely affect our results of operations. We and other insurance companies writing residential property policies in Florida must participate in the FHCF, which potentially reimburses us for qualifying losses at various participating percentages above required retention levels, subject to maximum reimbursement amounts. If the FHCF does not have sufficient funds to pay its ultimate reimbursement obligations to insurers, it has the authority to issue bonds. Such bonds are funded by assessments on property and casualty premiums in Florida. By law, these assessments are the obligation of insurance policyholders which insurance companies like ours must collect and remit to FHCF. FIGA also may levy assessments against all assessable insurers that write premiums in Florida to cover the claims of policyholders of Florida insurance companies that have become insolvent. While we can recover these assessments from policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements and could have an adverse effect on our financial results.

On October 30, 2009, FIGA assessed us 0.8% on our net direct written premiums for the 2008 calendar year. We paid the $1.0 million assessment during December 2009. We will begin collecting this assessment from our policyholders on February 1, 2010 and will be able to recover this assessment over time.

We will be exposed to credit risk in certain of our business operations and in our investment portfolio.

We will be exposed to credit risk in several areas of our business operations, including credit risk relating to reinsurance and credit risk associated with commissions paid to agents. Though we earn the premium written on each policy on a pro rata basis over the one-year term of the policy, we pay commissions on the entire policy premium to our agents in the month we write the policy. Therefore, if a policyholder cancels, or if we cancel, a policy during the policy year, the agent will owe us a pro rata portion of the commission we paid to such agent, based on the number of days during the policy year the policy was not in force. Typically, we deduct any such commissions owed to us from commissions on other policies we owe to the agent. If we do not owe the agent any other commissions, then we will be subject to the risk the agent may not be able to repay to us the balance of a commission, which could adversely affect our financial position.

We obtain reinsurance to manage our exposures to property and casualty risks. Although reinsurers are liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. Accordingly, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers. Some of our reinsurance claims may be disputed by the reinsurers, and we may ultimately receive partial or no payment.

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

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. We compete with both regional and national insurers as well as Florida domestic property and casualty companies, some of which have greater financial resources and have a longer operating history than we do. Based on legislation passed in 2007, Citizens, a Florida state-supported insurer, is also authorized to compete with us. Our primary competitors include Universal Insurance Company of North America, Security First Insurance Company, and other similar insurance companies. The principal competitive factors in our industry are price, service, commission structure and financial condition. In addition, our competitors may offer products for alternative forms of risk protection. If competition limits our ability to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

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

We are extensively regulated and supervised in the jurisdiction in which we conduct business. This regulatory system is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders and other investors. This regulatory system also addresses authorization for lines of business, capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, licensing, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business.

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

Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation and/or administrative policies in several areas, including changes in financial services regulation (e.g., the repeal of the McCarran-Ferguson Act) and federal taxation, could negatively affect the insurance industry. Currently, Congress is in final negotiations on the federal healthcare legislation that includes a proposal to repeal the insurance limited antitrust delegation to the states.

Insurance laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs and thus could materially and adversely affect our results of operations and our prospects for future growth. The repeal of the McCarran-Ferguson Act or part of this Act could have a negative effect on the property and casualty industry and our competition. Additionally, our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition.

A downgrade in our financial strength rating could adversely impact our business volume, adversely impact our ability to access the capital markets and increase our borrowing costs.

Financial strength ratings have become increasingly important to an insurer’s competitive position. Rating agencies review their ratings periodically, and our current ratings may not be maintained in the future. A downgrade in our rating could negatively impact our business volumes, as it is possible demand for our products in certain markets may be reduced or our ratings could fall below minimum levels required to maintain existing business. Additionally, we may find it more difficult to access the capital markets and we may incur higher borrowing costs. If significant losses, such as those resulting from one or more major catastrophes, or significant reserve additions were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future to maintain our ratings or limit the extent of a downgrade. For example, a trend of more frequent and severe weather-related catastrophes may lead rating agencies to substantially increase their capital requirements.

There is no guarantee UPC will maintain its current A rating by Demotech. Any downgrade of this rating could reduce our ability to retain and attract policyholders and agents and our ability to compete which could have an adverse affect on our operations and financial position.

Our investment portfolio may suffer reduced returns or losses.

Investment returns are expected to be an important part of our overall profitability. Accordingly, fluctuations in interest rates or in the fixed maturity, equity or alternative investment markets could materially and adversely affect our results of operations.

Changes in the general interest rate environment will affect our returns on, and the market value of, our fixed maturities and short-term investments. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduce the market value of existing fixed maturities. In addition, defaults under, or impairments of, any of these investments as a result of financial problems with the issuer and, where applicable, its guarantor of the investment could reduce our net investment income and net realized investment gains or result in investment losses.

We may decide to invest a portion of our assets in equity securities or other investments, which are subject to greater volatility than fixed maturities. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the value of our non-fixed maturities and the realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments, we may incur losses on sales of our investments and we may be required to write down the value of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

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

We depend on our network of agents for revenues, and therefore, our business may be materially and adversely affected if we cannot retain and attract agents or if we experience disruptions in our relationships with our agents.

Our network of approximately 1,800 agents accounts for approximately 81% of the gross premiums on insurance policies we write and constitutes our primary distribution channel for our products. Many of our competitors also rely on agents. Agents are not obligated to market or sell our insurance products or consult with us. As a result, we must compete with other insurers for agents’ business. Some of our competitors may offer a larger variety of products, lower prices for insurance coverage and higher commissions to agents. If we do not maintain competitive products and service, pricing and commissions, we may find it more difficult to attract agents to sell our products. A material reduction in the number of our policies sold by our agents would negatively affect our results of operations. A certain portion of our business is concentrated with relatively few agents. During 2009, our top two agent groups produced 23% and 19% of our gross premiums written. Each of these groups is comprised of multiple agents. Loss of all or a substantial portion of the business provided through such agent groups could materially and adversely affect our future business volume and results of operations.

We rely on Internet applications for the marketing and sale of certain products through our agents, and may increasingly rely on Internet applications and toll-free numbers for distribution in the future. If Internet disruptions occur causing our agents frustration with our business platforms or distribution initiatives, the resulting loss of business could materially and adversely affect our future business volume and results of operations.

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

We have complied with the provisions regarding annual management assessments of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) during 2009.

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

Although rapid growth may not occur, to the extent it does occur, it could place a significant strain on our financial, technical, operational and administrative resources. Our planned growth may result in increased responsibility for both existing and new management personnel. Effective growth management will depend upon our ability to integrate new personnel, to improve our operational, management and financial systems and controls, to train, motivate and manage our employees, and to increase our services and capabilities. Failure to effectively manage our future growth may have a material and adverse effect on our results of operations, financial condition, and viability as a business. In addition, we may not grow or our growth may not produce profits for us.

We have entered into certain debt agreements, which may reduce our financial flexibility.

On September 22, 2006, we entered into a twenty-year surplus note with the State Board of Administration (“SBA”) of Florida (the “SBA note”). Under the SBA note, we are required to make quarterly interest payments for the first three years and interest and principal payments for the remaining term of the note. See Note 12 in our consolidated financial statements for the details of the SBA note covenants we must maintain. The SBA note provides that the SBA may, among other things, declare its note immediately due and payable for all defaults existing under the SBA note. Acceleration of the principal and interest under the SBA note may limit, but not preclude, our ability to write additional insurance policies. At December 31, 2009, we were in compliance with all of the SBA note covenants.

On August 15, 2008, we entered into a note purchase agreement with five noteholders (“Merger Notes”). Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance, including the $18.3 million incurred under these notes, to exceed $58.3 million (excluding the SBA note).

We expect we will continue to have outstanding debt obligations under the SBA note and the Merger Notes. This level of debt may affect our operations in several important ways, including the following:

•	a portion of our cash flow from operations is likely to be dedicated to the payment of principal and interest on this indebtedness;

•	our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited;

•	we may be unable to refinance this indebtedness on terms acceptable to us, or at all; and

•	we may unintentionally violate debt covenants or default on our obligations, and the lenders may accelerate the indebtedness or foreclose on their security interests.

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

RISKS RELATED TO INVESTING IN UNITED’S COMMON STOCK, WARRANTS OR UNITS

The market price of our common stock, warrants or units may be volatile.

The trading price of our common stock, warrants or units may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. Factors that could cause such fluctuations include, but are not limited to, the following:

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

Trading of our common stock, warrants and units are limited, which may make it difficult for you to sell your shares, warrants or units at times and prices you feel are appropriate.

Trading of our common stock, warrants and units are conducted on the Over-The-Counter Bulletin Board which provides less liquidity than national securities exchanges. In addition, trading in our common stock, warrants and units have been extremely limited. This limited trading adversely effects the liquidity of our common stock, warrants and units, not only in terms of the number of shares, warrants and units that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of United. As a result, you may obtain lower prices for our common stock, warrants and units than might otherwise be obtained and there could be a larger spread between the bid and ask prices for our common stock, warrants and units.

Our common stock, warrants and units are classified as a “penny stock” under SEC rules, which limits the market for our common stock, warrants and units.

Because our common stock, units and warrants are not traded on a national stock exchange, and because the market price of our common stock, units and warrants are less than $5 per share, our common stock, units and warrants may be classified as a “penny stock”. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

Our officers and directors beneficially own approximately 40% of UIHC at December 31, 2009. As a result, they are able to exert significant influence over the following:

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

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock, warrants and units and could entrench our management.

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

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties.

We currently lease approximately 15,000 square feet of office space at 360 Central Avenue, Suite 900, St. Petersburg, Florida 33701. We initially made rent payments of $21.50 per square, and that amount increases each year through the final year, in which we will pay rent of $26.16 per square foot, plus our percentage of increase in the common area maintenance charge. This lease expires in July 2014 with two five-year renewal options. We consider our current office facility suitable for our business as it is presently conducted. We do not own any real estate or other physical properties. Our facility is in good condition.

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

We are not currently involved in any material non-claims-related litigation.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock, units and warrants are each traded on the Over-the-Counter Bulletin Board under the symbols UIHC, UIHCU and UIHCW, respectively. Our units commenced public trading on October 4, 2007 and our common stock and warrants commenced public trading on November 7, 2007.

The table below sets forth, for the calendar quarter indicated, the high and low bid quotations of our units, common stock and warrants as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Over-the-Counter Bulletin Board
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
First Quarter 2008	$7.93	$7.62	$7.25	$7.12	$0.70	$0.35
Second Quarter 2008	7.65	7.51	7.45	7.23	0.58	0.27
Third Quarter 2008	8.50	4.45	7.91	4.35	0.62	0.05
Fourth Quarter 2008	5.10	2.80	4.61	2.60	0.35	0.11
First Quarter 2009	3.50	2.50	4.95	2.60	0.85	0.15
Second Quarter 2009	6.00	6.00	5.00	4.20	0.84	0.36
Third Quarter 2009	*	*	4.70	4.05	0.70	0.28
Fourth Quarter 2009	3.00	3.00	4.30	3.75	*	*

*	There were no bids during this quarter for this security.

HOLDERS OF COMMON EQUITY

As of March 4, 2010, we had 42 holders of record of our common stock, 48 holders of record of our warrants and 1 holder of record of our units.

DIVIDENDS

We did not pay any dividends on our common stock during 2008. We paid a quarterly dividend of $0.05 per share beginning in the second quarter of 2009 for a total dividend on our common stock of $0.15 per share during 2009. Any future dividend payments will be at the discretion of our Board of Directors and will depend upon our revenues and earnings, if any, capital requirements, general financial condition and any contractual restrictions on the payment of dividends.

See Notes 12(c) and 14 to our consolidated financial statements for a discussion of restrictions on future payments of dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have no compensation plans or arrangements under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

During the fourth quarter of 2009, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During the fourth quarter of 2009, we did not have any repurchases of our equity securities.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined in Regulation S-K; therefore, pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We, United Insurance Holdings Corp. (“UIHC”, “United”, “we”, “our”, or “us”), write property and casualty insurance lines in Florida through our insurance subsidiary, United Property & Casualty Insurance Company (“UPC”). We offer standardized policies and we price our policies using rates approved by the Florida Office of Insurance Regulation (“OIR”). Our homeowner policies, including dwelling policies, provide coverage for a broad range of exposures, and include coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners.

We also write flood insurance (“Flood”) through the National Flood Insurance Program. We earn a commission on our Flood policies; however, we retain no risk of loss.

To reach a broad range of prospective policyholders, we use numerous agents to produce policies for us (which we refer to as “direct” policies), and we also assume policies from Citizens Property Insurance Corporation (“Citizens”). We directly wrote approximately 81% of our homeowner policies-in-force as of December 31, 2009, and we assumed the remaining 19% from Citizens. At December 31, 2009, we had approximately 93,000 homeowner policyholders, an increase of 16% over the number of policyholders at December 31, 2008.

During the fourth quarter of 2007, the Florida legislature implemented a program allowing homeowners to qualify for insurance premium discounts called “wind-mitigation credits” if their insured home meets certain required standards. At December 31, 2009 and 2008, our policies-in-force had approximately $83.1 million and $47.9 million, respectively, of state-imposed wind-mitigation credits, which significantly reduced our gross premiums written. To offset the significant impact of the wind-mitigation credits on our underwriting profitability, we filed for an average 12.7% rate increase for policies written under our Protector Homeowner Program, which the OIR approved, effective September 15, 2009. The OIR also approved, effective October 15, 2009, an average 15% rate increase for policies written under our Guardian Dwelling Fire Program.

We purchase reinsurance to expand our underwriting capacity and to allow us to manage our exposure to losses. The premium for our 2009-2010 catastrophe reinsurance contracts totaled $85.4 million, which represents a $34.5 million, or 68%, increase in cost compared to the cost of our 2008-2009 catastrophe reinsurance contracts. See Note 9 in our consolidated financial statements for a more detailed discussion of our reinsurance coverage. During the fourth quarter of 2009, we filed for an additional rate increase to partially offset our higher reinsurance costs. The OIR approved an overall 14% rate increase for our Protector Homeowner Program to be effective March 15, 2010, and an overall 14.7% rate increase for our Guardian Dwelling Fire Program to be effective April 15, 2010. Applying a rate increase to all policies that were in force on the date the increase became effective takes as long as a year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income.

During 2009, we discontinued our auto-service professionals’ commercial product policies (“Garage”), which represented approximately 1%, 4% and 3% of our gross premiums written for 2009, 2008 and 2007, respectively. After May 31, 2009, we did not renew any of our Garage policies; however, policies in force as of May 31, 2009 will continue in force until they expire on various dates through May 31, 2010.

MERGER TRANSACTION

On September 30, 2008, in a cash and stock transaction, we completed a merger pursuant to an Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008, whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG, merged with and into UIH, a Florida limited liability company, with UIH remaining as the surviving entity (the “Merger”). As consideration for the Merger, we paid members of UIH an aggregate of $25 million in cash, issued 8,929,819 shares of our common stock and granted warrants to purchase 1,273,569 shares of our common stock. The cash consideration for the Merger was funded with cash held in our trust account established in connection with our initial public offering (“IPO”), as well as the net proceeds of the debt financing which closed on September 29, 2008. Though the Merger Agreement contained a provision regarding contingent consideration of as much as $5.0 million, we did not meet the net income target necessary to trigger payment of the contingent consideration.

We accounted for the Merger as a reverse acquisition and recapitalization since UIH was deemed to be the acquirer for accounting purposes. Accordingly, our historical consolidated financial statements reflect the assets, liabilities and operations of UIH prior to the Merger date, recorded on a historical cost basis. We then recorded UIHC’s assets and liabilities at their fair value on the date of the Merger.

On August 15, 2008, in a transaction related to the Merger, we entered into a note purchase agreement with five noteholders. The issuance of any notes under this agreement was contingent upon our stockholders voting for the Merger which occurred on September 29, 2008. We then issued unsecured notes payable with a total face amount of $18.3 million (“Merger Notes”). In exchange, we received $10 million in cash from certain accredited investors and 869,565 shares of our common stock, valued at $6.9 million at the time the notes were issued, from two of our former stockholders. We recorded a discount on these notes of $1.4 million which we amortize to interest expense over the three-year term. See Note 12 to our consolidated financial statements for a further discussion.

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

•

FMG Investors, LLC (“FMGI”) surrendered 179,819 shares of UIHC common stock it owned. No consideration was paid for these surrendered shares and the shares were cancelled. FMGI also surrendered 179,819 of the common stock warrants it owned.

•

The underwriter for our IPO surrendered 100,000 of the 450,000 unit purchase options it owned. They also agreed to accelerate the expiration date of their remaining 350,000 unit purchase options to October 4, 2010. Each unit purchase option consists of a share of common stock and a warrant to purchase a share of common stock. The unit purchase options are exercisable at an exercise price of $10.00 per unit.

•	UIH paid to UIHC $5.7 million of cash, which was primarily used to repurchase certain shares of our common stock as described above.

•	UIH paid a non-tax related distribution of $2 million to its members as permitted in the Amended and Restated Agreement and Plan of Merger.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make estimates and assumptions about future events that affect the amounts reported. Certain of these estimates result from judgments that can be subjective and complex; therefore, our actual results may differ, perhaps substantially, from the estimates.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

General Discussion of Loss Reserving Process

Reserves for unpaid losses and loss adjustment expenses (“LAE”) represent the most significant accounting estimate inherent in the preparation of our financial statements. These reserves represent management’s best estimate of the amount we will ultimately pay for losses and LAE and we base the amount upon the application of various actuarial reserve estimation techniques as well as considering other material facts and circumstances known at the balance sheet date.

We establish two categories of loss reserves as follows:

•

Reserves for reported losses and LAE (“case” reserves) – When a claim is reported, we establish an automatic minimum case reserve for that claim type that represents our initial estimate of the losses and LAE that will ultimately be paid on the reported claim. Our initial estimate for each claim is based upon averages of loss and LAE payments for our prior closed claims made for that claim type. Then, our claims personnel perform an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss and adjust the reserve as necessary. As claims mature, we increase or decrease the reserve estimates as deemed necessary by our claims department based upon additional information we receive regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims.

•

Reserves for Incurred But Not Reported (“IBNR”) claims – We estimate IBNR reserves by projecting the ultimate losses and LAE using the methods discussed below and then deduct actual loss and LAE payments and case reserves from the projected ultimate losses and LAE. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

When we establish our reserves, we analyze various factors such as our historical loss experience and that of the insurance industry, claims frequency and severity, our business mix, our claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. A change in any of these factors from the assumptions implicit in our estimates will cause our ultimate loss experience to be better or worse than indicated by our reserves, and the difference could be material. Due to the correlated nature of the aforementioned factors, there is no precise method for evaluating the impact of any one specific factor in isolation, and an element of judgment is ultimately required. Due to the uncertain nature of any projection of the future, including the estimation of loss and LAE reserves, the ultimate amount we will pay for losses and LAE will be different from the reserves we record.

We determine our ultimate loss and LAE reserves by selecting a point estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the point estimate is influenced by the analysis of our paid losses and incurred losses since inception. For each accident year, we estimate the ultimate incurred losses and LAE for both known and unknown claims. In establishing this estimate, we calculate the high, low, and average range from the distribution of ultimate losses and LAE estimates compiled from the results of the paid and incurred loss development models discussed below.

Estimation of the Reserves for Unpaid Losses and LAE

Management uses all of the following actuarial models to estimate our loss and LAE reserves. Management made no changes in the models used during the three-year period ended December 31, 2009.

•

Incurred Loss Development – Ultimate losses are estimated based on the historical development patterns of incurred losses by accident year. Incurred losses are defined as paid losses plus case reserves.

The strength of this method is its ease of use and comparability to industry benchmarks while its weakness is the potential for volatility in the calculated factors as well as an element of subjectivity in the selected factors. The volatility can arise from a number of factors such as inflation, changes in reserving practices, changes in underwriting criteria and geographic concentration.

•	Paid Loss Development – Ultimate losses are estimated based on the historical development patterns of paid losses by accident year.

The strengths and weaknesses of this method are identical to the Incurred Loss Development model, although changes in claim disposal rates are more relevant than changes in reserving practices.

•

Incurred Bornhuetter-Ferguson Severity – Ultimate losses are estimated as the sum of cumulative incurred losses and estimated IBNR losses. The IBNR losses are estimated based on expected average severity, estimated ultimate claim counts and the historical development patterns on incurred losses. Historical loss severities are adjusted to current levels using severity on-level factors which include a provision for the notable change in average claim costs between accident years 2003 and 2004.

•

Incurred Bornhuetter-Ferguson Loss Ratio – Ultimate losses are estimated as the sum of cumulative incurred losses and estimated IBNR losses. IBNR losses are estimated based on level earned premium, expected loss ratios and the historical development patterns of incurred losses.

The Bornhuetter-Ferguson models are generally more stable than the incurred and paid development models, but this relative strength comes at the cost of less responsiveness to real changes in loss experience.

The main drivers in the Loss-Development models are the selected development factors. Development factors are calculated by age period (i.e., 12-24 months, 24-36 months, etc.), by taking the current year’s total incurred or paid losses and LAE for the particular accident year and dividing by the prior year’s total incurred or paid losses and LAE for the particular accident year. Averages of the resulting development factors in each age period are calculated, such as the three-year average, five-year average, cumulative average, and cumulative average excluding the high and low. An evaluation of the calculated development factors and their resulting averages is performed and judgment is used to select a particular development factor per age period. The selected development factors are used to project expected ultimate losses and LAE by accident year.

Reliance and Selection of Methods. Though all four of the models described above produce substantially similar results in our case, we rely heavily on our Loss-Development models when calculating our estimate of ultimate losses and LAE. Our focus on the two Loss-Development models is justified because of the relative responsiveness of the Loss-Development models, the fact that the Bornhuetter-Ferguson models are not expected to produce materially different results, and the short-tailed nature of our book of business. (A “short-tailed” line of business is one in which claims are reported and settled quickly following the occurrence of a loss). Ultimately, this means the main assumptions of the Loss-Development methods, the selected loss development factors, represent the most critical aspect of our loss reserving process. We use the same set of loss development factors in the models during our loss reserving process that we also use to calculate the premium necessary to ensure we are always earning enough premiums to pay expected ultimate losses and LAE.

Reasonably-Likely Changes in Variables. As previously noted, we evaluate several factors when exercising our judgment in the selection of the loss development factors that ultimately drive the determination of our loss and LAE reserves. The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably-likely change in almost any of these aforementioned factors could have an impact on our reported results, financial position and liquidity. However, we do not believe any reasonably likely changes in the frequency or severity of claims would have a material impact on us unless the changes in frequency and severity were far in excess of our ten-year historical trend for frequency and severity.

REINSURANCE RECOVERABLE

We cede a portion of our business to reinsurance companies that reimburse us for the portion of claims we pay that are ceded under our reinsurance contracts. We record reinsurance recoverable for the estimated paid and unpaid portion of losses and LAE we have ceded. Reinsurance recoverable represents our best estimate of the amount of losses and LAE we will ultimately be able to recover from our reinsurers. We use the same estimation techniques to estimate the reinsurance recoverable for unpaid ceded claims as we use in establishing our unpaid loss and LAE reserves and as a result, reinsurance recoverable is subject to the same level of uncertainty in the estimation process. The ultimate loss and LAE amounts we recover from our reinsurers may be different from the recorded reinsurance recoverable.

FAIR VALUE OF INVESTMENTS

As discussed in Note 5 to our consolidated financial statements, we value our investments at fair value using quoted prices from active markets, to the extent available. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. The fair value for our fixed-maturities is calculated by a third-party pricing service using price evaluations and/or matrix pricing. Any change in the estimated fair value of our securities could impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Consolidated Balance Sheets.

INVESTMENT PORTFOLIO IMPAIRMENTS

Quarterly, we perform an assessment of our available-for-sale investments to determine if any are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount that is lower than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; whether, in the case of equity securities, we intend to hold, and have the ability to hold, the security for a period sufficient for us to recover our cost basis, or whether, in the case of debt securities, we intend to sell the security or it is more likely than not that we will have to sell the security before we recover the cost or amortized cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer; and whether the market decline was affected by macroeconomic conditions. The assessment of whether an other-than-temporary impairment (“OTTI”) exists involves a high degree of subjectivity and judgment, and we base our assessment on the information available to us at a given point in time. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported within our consolidated financial statements if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary. Any change in the determination of whether the impairment is temporary or other-than-temporary would affect the amount of OTTI charges we record within our Consolidated Statements of Income and the amount of unrealized loss we record in other comprehensive income within our Consolidated Balance Sheets.

DEFERRED POLICY ACQUISITION COSTS

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance policies. The policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of our deferred policy acquisition costs are highly dependent upon our estimated future losses and LAE associated with the written premiums. See the RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES subsection above for the estimation techniques used to determine the reserves for unpaid losses and LAE.

The factors used to estimate the realizable value of the deferred costs involves us using judgment. If the actual amounts used to determine the realizable value of the deferred costs are different than what we had estimated, it could result in us writing off a portion or all of our deferred acquisition costs.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to our consolidated financial statements for the impact recent accounting standard updates may have on our financial statements.

ANALYSIS OF FINANCIAL CONDITION 2009 COMPARED TO 2008

TOTAL INVESTMENTS

We classify all of our investments as available-for-sale. Our investments at December 31, 2009 and 2008, consist mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Most of the corporate bonds we hold were issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. At December 31, 2009, approximately 83% of our fixed-maturities are U.S. Treasury or corporate bonds rated “A” or better; 16% are corporate bonds rated “BBB” and the remaining 1% are corporate bonds rated “B”. Our equity holdings reflect a similar diversification, as most of our holdings were issued by companies in the energy, healthcare, industrial, consumer products and technology sectors.

As noted in the CRITICAL ACCOUNTING POLICIES AND ESTIMATES section above, we perform quarterly assessments of our investments to determine if any have incurred an OTTI. During the first quarter of 2009, we recorded an OTTI charge of $1.9 million, after determining that impairments related to 29 of our equity securities were other-than-temporary. After the first quarter of 2009, we sold 25 securities that we had recorded a total OTTI charge of $1.6 million on, for a gain of $0.8 million. During 2008, we did not record any OTTI charges.

For the year ended December 31, 2009, we recorded $1.8 million of net unrealized gains compared to $2.4 million of net unrealized losses at December 31, 2008. The overall increase of $4.2 million from December 31, 2008 to December 31, 2009 in our net unrealized gains is reflective of the improved market conditions during 2009. The $1.8 million of net unrealized gains consists of $2.1 million of net unrealized gains on our fixed maturities less $0.3 million net unrealized losses on our equity securities. At December 31, 2009, we had gross unrealized losses of $0.8 million for a period of twelve months or greater. Approximately $0.4 million of gross unrealized losses were related to 14 fixed maturities for which we have no plan to sell and for which we expect to fully recover our cost basis. The other twenty securities are equity securities totaling a $0.4 million unrealized loss. These securities were reviewed using the criteria discussed in the CRITICAL ACCOUNTING POLICIES AND ESTIMATES section above and were determined to not be OTTI at December 31, 2009.

Our available-for-sale fixed maturities and equity securities, which we carry at fair value, comprise 99.8% of our total investments at December 31, 2009 and 2008. As required by the OIR, we have invested in a certificate of deposit to secure the payment of our claims. We recorded the $0.3 million certificate of deposit, which automatically renews every twelve months, in our other long-term investments at December 31, 2009 and 2008.

RESULTS OF OPERATIONS 2009 COMPARED TO 2008

GROSS PREMIUMS WRITTEN

Our gross premiums written increased $14.3 million, or 10.1%, to $155.8 million for 2009. Two factors primarily caused the increase: (i) an increase in policies-in-force, partially offset by (ii) a decrease in average premium per policy.

The number of our homeowner policies-in-force at December 31, 2009, increased to approximately 93,000 from approximately 80,400 at December 31, 2008, as a result of the retention rate for our policies-in-force increasing from 81% for 2008, to 90% for 2009. The increase in our policies-in-force primarily caused the increase in our gross premiums written during 2009.

Our average premium per policy decreased from $1,930 for 2008, to $1,663 for 2009. The state-imposed wind-mitigation credits primarily caused the decrease per policy of $267, or 14%. Though wind-mitigation credits continue to affect new policies written, the effect of the initial application of the wind-mitigation credits was reflected in our existing book of business as of November 30, 2008. See the OVERVIEW section for a more detailed discussion of wind-mitigation credits.

During 2010, we anticipate our average premium per policy will increase as the OIR has approved our requests for two separate rate increases. The first rate increase will help offset the significant impact of the wind-mitigation credits on our underwriting profitability and the second rate increase will help offset the increase in our reinsurance costs. See the OVERVIEW section for a discussion of these rate increases.

GROSS PREMIUMS CEDED

During 2009, we recorded a $32.7 million, or 55.2%, increase in our gross premiums ceded to $92.0 million. The cost of our catastrophe reinsurance contracts, which we renew on June 1st of each year, increased $34.5 million, primarily causing the increase in gross premiums ceded. Our catastrophe reinsurance costs increased for several reasons: (i) our September 30, 2009 total insured value, on which catastrophe reinsurance premium is largely based, increased by approximately 46% over our September 30, 2008 value; (ii) the FHCF increased the attachment point of its mandatory layer; therefore, we purchased more expensive private reinsurance up to that revised FHCF attachment point to avoid a gap in coverage, and (iii) the rate reinsurers charged us for certain layers of our catastrophe contracts increased from the prior contract year.

DECREASE (INCREASE) IN NET UNEARNED PREMIUMS

We recorded a $14.3 million decrease in our net unearned premiums during 2009, compared to a $1.2 million increase during 2008. The table below reflects the increase (decrease) in gross unearned premiums and the increase in ceded unearned premiums that comprise the changes in net unearned premiums during 2009 and 2008:

	Year ended December 31,
	2009	2008	Change
	(In millions)
Decrease (increase) in gross unearned premiums	$0.6	$(1.3)	$1.9
Increase in ceded unearned premiums	13.7	0.1	13.6

Decrease (Increase) in Net Unearned Premiums	$14.3	$(1.2)	$15.5

In 2009, our gross unearned premiums decreased by $0.6 million compared to a $1.3 million increase in 2008. The decrease in the current period was the result of a decline in premiums written during the third and fourth quarters of 2009 when compared to 2008. So, although written premiums for 2009 exceeded those of the prior year, the timing of the writings resulted in a decrease in the portion unearned at the end of the period. Premiums written in the third and fourth quarters of 2008 exceeded premiums written in the same periods in 2007 resulting in an increase in the unearned premiums at the end of 2008 when compared to 2007.

In 2009, our ceded unearned premiums increased by $13.7 million compared to a $0.1 million increase in 2008. The $13.6 million change primarily resulted from 2009-2010 reinsurance costs increasing by $32.7 million over the cost for the 2008-2009 reinsurance contracts.

NET INVESTMENT INCOME

We recorded a $1.8 million, or 27.2%, decrease in our net investment income to $4.8 million during 2009. The interest rates on our cash and cash equivalents were lower; therefore, we earned less interest income during 2009.

NET REALIZED INVESTMENT GAINS

We recorded $1.8 million and $1.1 million of net realized investment gains during 2009 and 2008, respectively. The table below depicts our net realized investment gains and losses by investment category:

	Year Ended December 31,
	2009	2008
	(In millions)
Realized gains:
Fixed maturities	$1.5	$1.4
Equity securities	1.2	—

Total realized gains	2.7	1.4

Realized losses:
Fixed maturities	(0.1)	(0.1)
Equity securities	(0.8)	(0.2)

Total realized losses	(0.9)	(0.3)

Total net realized investment gains	$1.8	$1.1

OTHER-THAN-TEMPORARY IMPAIRMENTS

Quarterly during 2009, we performed an assessment of our investment portfolio using the criteria discussed above in the CRITICAL ACCOUNTING POLICIES AND ESTIMATES section, and we determined that we had incurred OTTI related to certain of our equity securities; therefore, we recorded an OTTI charge of $1.9 million during 2009. We recorded no OTTI charge during 2008.

POLICY ASSUMPTION BONUS

During 2008, we received a bonus from Citizens related to policies we assumed during 2004 and 2005. Our policy assumption bonus, which includes interest earned on the bonus amounts, was $6.5 million during 2008. We did not assume any policies from Citizens during 2006 and 2007, and the agreement we entered into with Citizens during 2008 does not include a bonus provision; therefore, we did not receive any bonuses from Citizens during 2009 and we don’t expect to receive any bonuses from Citizens during 2010.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses (collectively “losses”), our most significant expense, consist of claims we paid plus estimates of the claims we will pay in the future related to insured events that have occurred at or before the balance sheet date, net of the losses that we cede to reinsurers.

We incurred $40.8 million and $28.1 million of losses during 2009 and 2008, respectively. Our gross, non-catastrophe loss ratio, which is the ratio of our incurred non-catastrophe losses to gross earned premium, was 28.5% for 2009 compared to 21.9% for 2008. Our net loss ratio, which is the ratio of our incurred losses to net premiums earned, was 52.1% for 2009 compared to 34.6% for 2008. The 30.1% increase in our gross, non-catastrophe loss ratio and the 50.6% increase in our net loss ratio primarily resulted from the decrease in our earned premiums. The impact of the wind-mitigation credits and the increase in our reinsurance costs primarily caused the decrease in our earned premiums, as discussed above.

Catastrophes can have the largest impact on our losses. They are an inherent risk of the property and casualty insurance business, especially in Florida. Catastrophes may contribute to material year-to-year fluctuations in our results of operations and financial position. During 2009, we did not record any losses related to 2009 catastrophes; however, we increased our reserves for losses related to Hurricane Wilma. The increase in reserves did not have an impact on the losses recorded on our Consolidated Statements of Income, because losses related to Hurricane Wilma have already exceeded the retained loss stipulated in our reinsurance contracts and we now cede all amounts related to these claims.

POLICY ACQUISITION COSTS

Policy acquisition costs consist of agents’ commissions, policy administration fees and premium taxes. We recorded a $5.9 million, or 33.3%, increase in our policy acquisition costs to $23.5 million during 2009. The increase in costs resulted from the increase in policies written during late 2008 and early 2009.

OPERATING AND UNDERWRITING EXPENSES

Operating and underwriting expenses increased $1.6 million or 24.0%, to $8.0 million during 2009. During 2009, we were assessed $1.0 million by the Florida Insurance Guaranty Association (“FIGA”). We did not have any FIGA assessments during 2008. The remaining $0.6 million increases were in operating and underwriting expense categories that were individually not significant.

We began collecting the FIGA assessment from our policyholders on February 1, 2010, and we record any amounts collected from our policyholders as revenue when received.

OTHER INCOME (EXPENSES)

During the third quarter of 2008, we recorded $2.6 million of other income when we reversed a liability related to a put option associated with UIH membership units. We reversed the put option liability because it ceased to exist by operation of law as a result of our Merger.

PROVISION FOR INCOME TAXES

During 2009, our effective tax rate was 35.9%, compared to 19.7% for the same period in 2008. The 82.2% increase in our effective tax rate primarily resulted from recording corporate taxes on all of our entities during 2009; whereas, until the Merger, only UPC recorded a provision for income taxes as the other subsidiaries were treated as partnerships for income tax purposes. Effective October 1, 2008, we recorded a provision for income taxes for all of our subsidiaries because we included all of our subsidiaries in our consolidated corporate income tax return.

During 2009, we recorded our deferred tax assets and liabilities at a combined tax rate of 38.6% as that is the rate we expect to incur when the related temporary differences reverse and become deductible or taxable in future periods. We recorded our 2009 current taxes receivable at a combined tax rate of 37.6%. For the fourth quarter of 2008, we recorded our taxes at a combined tax rate of 37.6%.

See our Consolidated Statements of Income for a pro forma calculation of the estimated corporate income taxes, based upon a tax rate of 38.6%, which we may have recorded for 2008, if all of our subsidiaries had recorded corporate income tax provisions during that period.

NET INCOME

As a result of the foregoing, our net income for 2009 was $4.1 million compared to $33.4 million for 2008.

RESULTS OF OPERATIONS 2008 COMPARED TO 2007

GROSS PREMIUMS WRITTEN

Our gross premiums written decreased $3.5 million, or 2.4%, to $141.5 million for 2008. State-mandated wind-mitigation credits caused an approximately $44.7 million decrease in gross written premiums, offset by an increase of approximately $32.4 million related to increases in new business, endorsements and coverage.

Our average premium per policy decreased by $493, to $1,930 at December 31, 2008. The wind-mitigation credits the OIR required all property and casualty insurance companies to implement primarily caused the 20% decrease. In addition, we had a decrease in policies written in the Tri-County area (Miami-Dade, Broward and Palm Beach Counties) and an increase in policies written in other locations in Florida that have a lower average premium per policy. See our OVERVIEW section above for a more detailed discussion of wind-mitigation credits.

NET INVESTMENT INCOME

Our net investment income decreased $1.1 million, or 14.4%, to $6.6 million for 2008. Interest income on our cash and cash equivalents portfolio decreased $0.9 million, primarily causing the decrease in net investment income. During 2008, we had invested, on average, $37.7 million in cash and cash equivalents; however, during 2007, we had invested, on average, $48.4 million in cash and cash equivalents. This lower average cash and cash equivalents invested during 2008 resulted in lower net investment income. Also, the rates earned on our cash and cash equivalent portfolio were lower during 2008, also contributing to the lower net investment income during 2008.

NET REALIZED INVESTMENT GAINS

Our net realized investment gains increased $0.8 million during 2008, compared to 2007. The table below depicts our gains and losses by investment category.

	Year Ended December 31,
	2008	2007
	(In millions)
Realized gains:
Fixed maturities	$1.4	$—
Equity securities	—	1.2

Total realized gains	1.4	1.2

Realized losses:
Fixed maturities	(0.1)	(0.1)
Equity securities	(0.2)	(0.8)

Total realized losses	(0.3)	(0.9)

Total net realized investment gains	$1.1	$0.3

POLICY ASSUMPTION BONUS

During 2008, we received a bonus from Citizens for policies we assumed during 2004 and 2005. Our policy assumption bonus, which includes interest earned on the bonus amounts, decreased by $7.1 million during 2008 to $6.5 million. We realized $7.1 million less bonus income as we collected bonuses on approximately 19,100 policies during 2008, compared to our collection of bonuses on approximately 38,600 policies during 2007.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Our losses increased by $2.4 million, or 9.4% during 2008, compared to 2007. Claims from Tropical Storm Fay caused us to incur $3.3 million of losses and we experienced an increase of $0.7 million in claims paid and case reserves related to other claims. We decreased IBNR reserves by $1.6 million as a result of favorable loss development on our homeowner line of business. Our claims originating in prior accident years are another year older; therefore, most losses have been reported and, in many cases, paid on those claims.

During 2008, we did not record any losses or LAE related to 2008 hurricanes; however, we increased our losses and LAE reserves related to Hurricane Wilma, which occurred in 2005. The increase in reserves did not have an impact on the losses recorded on our Consolidated Statements of Income, because losses related to Hurricane Wilma have already exceeded the retained loss stipulated in our reinsurance contracts and we now cede all amounts related to these claims.

OPERATING AND UNDERWRITING EXPENSES

Our operating and underwriting expenses decreased $2.9 million or 31.3%, to $6.5 million during 2008. During 2007, FIGA imposed an assessment of $3.1 million on UPC. We did not have any FIGA assessments during 2008. Also, our premium taxes decreased $0.8 million during 2008 as a result of the decrease in gross premiums written. These decreases totaling $3.9 million were offset by increases of $0.3 million in premium write-offs and $0.7 million in other operating and underwriting expense categories that were individually insignificant.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses increased $1.5 million or 73.6%, to $3.6 million during 2008. During 2008, we incurred increases in various charges including: auditing fees, consulting fees, printing costs and other fees related to preparing UIH and its subsidiaries financial statements in the SEC required format of a publicly-traded company. We recorded costs directly related to the Merger to our stockholders’ equity at September 30, 2008; therefore, we did not include those costs in our general and administrative expenses.

INTEREST EXPENSE

Our interest expense decreased $3.3 million, or 53.8%, to $2.8 million during 2008. The change is primarily attributable to the factors described below:

•

We extinguished our note payable to York Enhanced Strategies Fund, LLC (“York”) during the first quarter of 2007, which accelerated the amortization of the remaining $1.1 million participation fee and remaining $0.7 million of original issue discount related to the York note. Prior to the extinguishment, we recognized $0.3 million of interest during 2007.

•

We recorded $2.2 million lower interest expense related to the Columbus Bank and Trust (“CB&T”) note, attributable to a decrease in the outstanding loan balance as a result of normal principal repayments as well as the application of the $13.1 million balance in the escrow account, which we were previously required to maintain, against the outstanding principal balance.

•	We recognized $0.5 million more interest expense related to the State Board of Administration of Florida (“SBA”) note because our Minimum Writing Ratio fell below 1.5:1 at December 31, 2007,

March 31, 2008 and June 30, 2008; therefore, we were assessed a 450 basis point interest penalty during the first, second and third quarters of 2008. See Note 12 to our consolidated financial statements for more information regarding interest expense related to the SBA note and the amendment to the SBA note which was effective July 1, 2008. For the fourth quarter of 2008, we did not incur any additional interest penalties.

•	During the fourth quarter of 2008, we recorded $0.5 million of interest expense related to the five notes we issued as a result of the Merger.

OTHER INCOME (EXPENSES)

As part of the York note transaction, we entered into a Put Agreement (“Put”) with York. During 2007, we recorded other expense of $1.6 million for the value of the York Put due to the projected increase in the book value of UIH which, in addition to the $0.9 million expense we recorded in 2006, totaled $2.5 million. As a result of the Merger that is more fully described earlier in this document, we reversed the $2.5 million Put liability because it ceased to exist by operation of law.

PROVISION FOR INCOME TAXES

During 2008 and 2007, our effective tax rate was 19.7% and 17.3%, respectively. Our effective tax rate increased 13.9% (which occurred even though the income before taxes decreased $6.3 million from 2007 to 2008) because we recorded income tax on all of our entities during the fourth quarter of 2008; however, only UPC recorded a provision for income taxes prior to the Merger. Effective October 1, 2008, we recorded a provision for income taxes for all of our subsidiaries because we included all of our subsidiaries in our consolidated corporate income tax return.

On our Consolidated Statements of Income, we provide a pro forma calculation of the estimated provision for income taxes for 2008 and 2007, based upon a tax rate of 38.6%, as though all of our subsidiaries had recorded income tax expense during those periods.

NET INCOME

As a result of the foregoing, our net income for 2008 was $33.4 million compared to net income of $39.6 million for 2007.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Our operations provided net operating cash of $6.4 million during 2009, compared to $40.4 million during 2008. The primary difference in our net operating cash flow during 2009 compared to 2008 is lower net income. See our RESULTS OF OPERATIONS 2009 COMPARED TO 2008 for a discussion of the changes in the components of net income. Our reconciliation of net operating cash flow is generally influenced by the collection of premiums in advance of paid losses, the quarterly payments of reinsurance premiums, the annual signing of new reinsurance contracts at the beginning of the hurricane season, and the timing of our loss payments.

A catastrophe like a hurricane or tropical storm that impacts any territory we insure may have an adverse impact on our liquidity and results of operations. Each year, we purchase reinsurance for hurricane catastrophes and non-hurricane catastrophes. In June 2009, we recorded a reinsurance payable of $85.4 million related to our 2009-2010 excess-of-loss reinsurance contracts. We paid $58.3 million during 2009, with the remaining amount due by April 1, 2010. The contract period begins June 1, 2009 through May 31, 2010.

For the policy year beginning June 1, 2009, we have a private catastrophe reinsurance contract structured into layers. The coverage provided by one layer picks up, or “attaches”, at the point where coverage under the previous layer ends. Our contract with the FHCF divides our coverage into three layers: the Limited-Apportionment Company (“LAC”) layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit (“TICL”) layer.

For a hurricane catastrophe, our contracts provide us 90%, 95% or 100% coverage, depending on the particular layer. Should a single hurricane occur, we retain the first $16.4 million of catastrophe losses before our reinsurance contracts provide coverage. In the aggregate, our contracts will reimburse us as much as $559 million; however, we retain the non-reinsured catastrophe losses. The amount of catastrophe losses that we retain in addition to the initial $16.4 million depends upon the severity of the damage. If catastrophe losses from a single event exceed our reinsurance coverage, we would also retain any such catastrophe losses in excess of the coverage provided by our reinsurance contracts.

For a non-hurricane catastrophe, our contracts provide us 95% or 100% coverage, depending on the particular layer. Should a single non-hurricane catastrophe occur, we would retain the first $26.4 million of catastrophe losses before our reinsurance contracts provide coverage. In the aggregate, our contracts will reimburse us as much as $123.6 million; however, we retain the non-reinsured catastrophe losses. The amount of catastrophe losses that we retain in addition to the initial $26.4 million depends upon the severity of the damage. If catastrophe losses from a single event exceed our reinsurance coverage, we would also retain any such catastrophe losses in excess of the coverage provided by our reinsurance contracts.

Our contract with the FHCF allows for one reinstatement of coverage provided by the Limited-Apportionment Company (“LAC”) layer should losses resulting from one hurricane exhaust that coverage, while our contract with the private reinsurers allows for one reinstatement of coverage on all the private layers should losses resulting from one or more severe weather events exhaust that coverage. Our contract with the FHCF does not provide for reinstatement of the coverage provided by the mandatory or Temporary-Increase-in-Coverage-Limit (“TICL”) layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our private contract requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private contract becomes necessary, we purchased a reinsurance premium protection (“RPP”) policy for a cost of $15.2 million. Our RPP policy reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first, second and fourth private layers, and it reimburses us 50% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the third private layer. We may have to pay as much as $3.1 million for the 50% of the third private layer reinstatement premium not covered by our RPP policy.

Our non-catastrophe reinsurance contract provides excess-of-loss coverage for losses arising out of property business up to $1.7 million in excess of $1.0 million per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the contract for losses arising out of property business, one reinstatement of the $1.7 million of coverage limit is included at 50% additional premium. The contract, including reinstatements, provides aggregate coverage of $3.4 million for losses arising out of property business, while any single occurrence is limited to $1.7 million. The contract also provides coverage for losses arising out of a combination of property and casualty business up to $2.2 million in excess of $1.0 million per occurrence, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved for property or the number or type of insureds for casualty, of $2.2 million.

For additional information regarding our reinsurance coverage, please see Note 9 to our consolidated financial statements.

We increased our reserve for unpaid losses and LAE by $4.0 million during 2009; however, $2.5 million of the increase was for losses that we will ultimately cede to our reinsurers.

A future catastrophe could materially and adversely impact our results of operations, as could the accumulation of losses from smaller weather-related events. In addition, while our underwriting strategies as well as our reinsurance program limit the severity of future losses, we remain exposed to catastrophic losses that may exceed the limits of our reinsurance program.

We maintain a sufficient amount of highly-liquid assets such that we can pay claims, operating expenses and other obligations as they come due without having to sell longer-duration investments. We continuously monitor our cash needs and, as necessary, we liquidate some of our short-term investments and cash equivalents to provide sufficient cash to respond to changes in our payment patterns. At December 31, 2009, we had $27.1 million of cash and cash equivalents. Subject to catastrophic or severe weather related occurrences, we currently expect our cash flow from operations to be positive during 2010.

INVESTING ACTIVITIES

During 2009, we did not make any significant purchases of property or equipment, and we did not capitalize a significant amount of software costs. We anticipate our 2010 purchases of property and equipment, as well as our capitalization of software costs to be similar to 2009 levels.

During 2009, we used $85.1 million of cash to purchase securities available for sale and we generated $81.9 million of proceeds from the disposition of securities. We have a highly-liquid available-for-sale investment portfolio, which consists entirely of readily marketable securities. During 2009, we recorded $1.8 million of net unrealized gains compared to $2.4 million of net unrealized losses at December 31, 2008; the increase primarily resulted from the improvement in the macroeconomic environment during 2009. However, we earned $1.8 million less interest on our investments and cash and cash equivalents during 2009 compared to 2008, due to lower interest rates. The lower interest rate environment affects the interest income we earn on our cash and cash equivalents and the bonds we may purchase during 2010.

The table below summarizes our fixed maturities at December 31, 2009, by contractual maturity periods. Actual maturities may differ as issuers may have the right to call, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2009
	Fair Value	%
	(In millions)
Due in one year or less	$42.7	33%
Due after one year through five years	47.4	37
Due after five years through ten years	33.9	27
Due after ten years	4.0	3

Total	$128.0	100%

FINANCING ACTIVITIES

At December 31, 2009, the interest rates on our notes were 3.3% for our SBA note, 3.2% for our CB&T note and 11% for our Merger Notes.

Our SBA note requires us to remit quarterly principal payments of $0.3 million plus accrued interest. During 2009, we paid interest payments of $0.4 million. Our SBA note matures on September 30, 2026. The SBA note agreement requires UPC to maintain $50 million of surplus as to policyholders. Effective December 31, 2009, we contributed $2 million to UPC enabling UPC to meet this loan covenant. We will monitor the surplus as to policyholders at UPC each quarter and if needed, we will provide additional funding to UPC to prevent surplus as to policyholders from falling below the $50 million threshold.

Our SBA note requires that we maintain a 2:1 net writing ratio or 6:1 gross writing ratio beginning January 1, 2010. At December 31, 2009, our net writing ratio was 1.57:1 which was greater than the 1.5:1 required. If we do not meet the writing ratio established by the SBA, our interest rate will increase by 25 basis points. If our Writing Ratio based on net written premium to surplus (the SBA note agreement defines surplus as the $20.0 million of capital contributed to UPC under the agreement plus the outstanding balance of the note) is 1.5:1 or less or our Writing Ratio based on gross written premium to surplus is 4.5:1 or less, our interest rate will increase by 450 basis points above the stated rate of the note.

During February 2010 our note with CB&T matured, so we paid the remaining principle of $4.3 million plus accrued interest. During 2009, we paid interest totaling $0.1 million on the CB&T note. Our note agreement with CB&T contained certain covenants, including the maintenance of minimum specified financial ratios. We were in compliance with the terms of the covenants at December 31, 2009.

On September 29, 2008, just prior to the Merger, we issued five notes, (“Merger Notes”) with a combined principal of $18.3 million. The Merger Notes mature on September 29, 2011. In accordance with the Merger Note agreement, on April 1, 2009, we began paying semi-annual interest payments on these notes. During 2009, we paid interest of $2.0 million on these notes.

We agreed to certain covenants in our Merger Notes, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance to exceed $58.3 million, exclusive of the $20 million SBA note. For purposes of the foregoing covenant, our outstanding indebtedness at December 31, 2009, was $22.6 million. The Merger Note agreement also require that we refrain from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the Merger Note agreement, to less than $45 million. We were in compliance with the terms of the covenants in our Merger Notes at December 31, 2009; however, any future dividends or distributions to our stockholders would be limited to an amount that would maintain a minimum consolidated net worth of $45 million.

Our SBA note provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note. In addition, the CB&T loan agreement provided that CB&T may elect to exercise its remedies, as described in Note 12 in our consolidated financial statements, in the event of a default under any loan agreements affecting us or our subsidiaries. At December 31, 2009, we were in compliance with the covenants of all of our notes.

During 2009, we paid $1.6 million of dividends to our shareholders. Our Board of Directors will need to approve and declare any future dividend payments.

Since we do not conduct any business operations at our holding company, we rely on cash dividends or inter-company loans from UIM to meet our debt-payment obligations and to pay our general and administrative expenses. The OIR heavily regulates UPC, including restricting any dividends paid by UPC and requires approval of any management fee UPC pays to UIM for services rendered. Our non-insurance subsidiaries have no restrictions on paying dividends to us other than state corporate laws regarding solvency; therefore, they may pay us dividends from any positive net cash flows that they generate. UIM pays us dividends primarily using cash from the collection of management fees from UPC, pursuant to a management agreement in effect between those entities.

In accordance with Florida law, UPC is permitted to pay dividends or make distributions out of that part of statutory surplus derived from its net operating profit and its net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the OIR and the amount of dividends or distributions that would require prior approval of the OIR. The risk-based capital (“RBC”) requirements published by the National Association of Insurance Commissioners (“NAIC”) may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements. Most states, including Florida, have adopted the NAIC requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The OIR could require us to cease operations in the event we fail to maintain the statutory capital required. At December 31, 2009, UPC exceeded the RBC requirements.

We record our financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by the OIR. To retain our certificate of authority, Florida law requires

UPC to maintain surplus as to policyholders equal to the greater of 10% of our total liabilities or $4 million. At December 31, 2009, UPC’s surplus as to policyholders was $50.3 million, and exceeded the minimum requirements. Florida law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2009.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2009, we have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Regulation S-K; therefore, pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 8.	Financial Statements and Supplementary Data.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Financial Statements

December 31, 2009, 2008, and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedules of United Insurance Holdings Corp. listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Insurance Holding Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Kansas City, MO
March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Insurance Holdings Corp.

We have audited United Insurance Holding Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Insurance Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated March 25, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Kansas City, MO
March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members

United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries (the “Company”), a Delaware corporation, as of December 31, 2008 and the related consolidated statements of income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

De Meo, Young, McGrath, CPA

Fort Lauderdale, Florida
March 23, 2009

DYM

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS: MANAGEMENT CONSULTING SERVICES DIVISION; SEC PRACTICE SECTION;

PRIVATE COMPANIES PRACTICE SECTION; TAX DIVISION • FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • INSTITUTE OF BUSINESS APPRAISERS

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2009	2008
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $125,920 and $116,845, respectively)	$128,020	$117,694
Equity securities (cost of $5,000 and $11,462, respectively)	4,704	8,224
Other long-term investments	300	300

Total investments	133,024	126,218

Cash and cash equivalents	27,086	29,494
Accrued investment income	1,119	1,392
Premiums receivable, net	7,544	10,216
Reinsurance recoverable on paid and unpaid losses	25,477	22,604
Prepaid reinsurance premiums	40,285	26,518
Deferred policy acquisition costs, net	9,256	10,214
Property and equipment at cost, net	322	294
Capitalized software, net	1,203	1,232
Income tax receivable	1,605	—
Deferred income tax assets, net	—	2,744
Other assets	837	1,139

Total Assets	$247,758	$232,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$44,112	$40,098
Unearned premiums	73,831	74,384
Reinsurance payable	28,162	16,694
Advance premiums	3,824	2,152
Accounts payable and accrued expenses	6,761	10,676
Income taxes payable	—	1,366
Deferred tax liabilities, net	106	—
Other liabilities	1,463	2,465
Notes payable, net	41,428	41,303

Total Liabilities	199,687	189,138

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2009 and 2008	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 and 10,548,932 issued and outstanding for 2009 and 2008, respectively	1	1
Additional paid-in capital	75	—
Accumulated other comprehensive income (loss)	1,108	(1,490)
Retained earnings	46,887	44,416

Total Stockholders’ Equity	48,071	42,927

Total Liabilities and Stockholders’ Equity	$247,758	$232,065

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
REVENUE:
Gross premiums written	$155,840	$141,556	$145,050
Gross premiums ceded	(91,979)	(59,251)	(58,511)

Net premiums written	63,861	82,305	86,539
Decrease (increase) in net unearned premiums	14,320	(1,161)	(1,181)

Net premiums earned	78,181	81,144	85,358
Net investment income	4,831	6,632	7,751
Net realized investment gains	1,837	1,116	322
Other-than-temporary impairments	(1,878)	—	—
Commission and fees	3,180	2,778	2,414
Policy assumption bonus	—	6,493	13,556
Other revenue	2,318	2,899	3,200

Total revenue	88,469	101,062	112,601

EXPENSES:
Losses and loss adjustment expenses	40,755	28,063	25,662
Policy acquisition costs	23,482	17,616	17,022
Operating and underwriting expenses	8,010	6,460	9,404
Salaries and wages	3,473	3,466	2,792
General and administrative expenses	3,245	3,607	2,078
Interest expense	3,177	2,811	6,078

Total expenses	82,142	62,023	63,036

Income before other income (expenses)	6,327	39,039	49,565
Other income (expenses)	—	2,564	(1,626)

Income before income taxes	6,327	41,603	47,939
Provision for income taxes	2,270	8,184	8,297

Net income	$4,057	$33,419	$39,642

OTHER COMPREHENSIVE INCOME:
Change in net unrealized holding gain (loss) on investments	4,152	(2,465)	2,272
Reclassification adjustment for net realized investment gains	(1,837)	(1,116)	(322)
Reclassification adjustment for recognized other-than-temporary impairments	1,878	—	—
Income tax benefit (expense) related to items of other comprehensive income	(1,595)	1,347	(755)

Total comprehensive income	$6,655	$31,185	$40,837

Weighted average shares outstanding
Basic	10,568,247	10,548,932	10,548,932

Diluted	10,568,247	10,854,743	11,775,088

Earnings per share
Basic	$0.38	$3.17	$3.76

Diluted	$0.38	$3.08	$3.37

Dividends declared per share	$0.15	$—	$—

PRO FORMA COMPUTATION OF INCOME TAXES FOR PERIODS PRIOR TO THE MERGER (Unaudited):
Historical income before income taxes		$41,603	$47,939
Pro forma provision for income taxes		16,048	18,492

Pro forma net income		$25,555	$29,447

Pro forma earnings per share
Basic		$2.42	$2.79

Diluted		$2.35	$2.50

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2009, 2008 and 2007

(In thousands, except share amounts)

	Common Stock		Members’ Certificates of Interest	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2007, previously reported	—	—	$6,963	$—	$(451)	$17,601	$24,113
Retroactive effects on equity due to reverse acquisition transaction effective September 30, 2008	10,548,932	$1	(6,963)	6,962	—	—	—

Balance at January 1, 2007, restated	10,548,932	1	—	6,962	(451)	17,601	24,113
Net income	—	—	—	—	—	39,642	39,642
Net unrealized change in investments, net of tax effect of $755	—	—	—	—	1,195	—	1,195
Increase in UIH members’ certificates of interest	—	—	—	501	—	—	501
Distributions to UIH members	—	—	—	—	—	(19,352)	(19,352)

Balance at December 31, 2007	10,548,932	1	—	7,463	744	37,891	46,099
Net income	—	—	—	—	—	33,419	33,419
Net unrealized change in investments, net of tax effect of $1,347	—	—	—	—	(2,234)	—	(2,234)
Exercise of UIH ownership option	—	—	—	63	—	—	63
Recapitalization as a result of Merger	—	—	—	(4,635)	—	(17,896)	(22,531)
Costs associated with Merger	—	—	—	(2,891)	—	—	(2,891)
Distributions to UIH members prior to Merger	—	—	—	—	—	(8,998)	(8,998)

Balance at December 31, 2008	10,548,932	1	—	—	(1,490)	44,416	42,927
Net income	—	—	—	—	—	4,057	4,057
Net unrealized change in investments, net of tax effect of $1,595	—	—	—	—	2,598	—	2,598
Issuance of common stock to officers	25,000	—	—	75	—	—	75
Dividends	—	—	—	—	—	(1,586)	(1,586)

Balance at December 31, 2009	10,573,932	$1	$—	$75	$1,108	$46,887	$48,071

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows provided by operating activities:
Net income	$4,057	$33,419	$39,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,188	781	720
Net realized investment (gains) losses	41	(1,116)	(322)
Amortization of discount on notes payable	419	98	680
Debt financing fee expense	—	—	1,125
Provision for uncollectible premiums	83	442	163
Deferred income taxes, net	1,255	3,336	1,324
Stock-based compensation	75	—	—
Other (income) expense	—	(2,564)	1,626
Changes in operating assets and liabilities, net of effect of Merger:
Accrued investment income	273	(7)	(130)
Premiums receivable	2,589	(692)	11
Reinsurance recoverable on paid and unpaid losses	(2,873)	(5,788)	21,705
Prepaid reinsurance premiums	(13,767)	(173)	7,815
Deferred policy acquisition costs, net	958	(1,700)	(162)
Income taxes, net	(2,971)	(937)	2,657
Other assets	(76)	4,561	(4,640)
Unpaid losses and loss adjustment expenses	4,014	4,093	(21,170)
Unearned premiums	(553)	1,333	(6,634)
Reinsurance payable	11,468	5,842	(16,980)
Advance premiums	1,672	(244)	(8)
Accounts payable and accrued expenses	(447)	543	(7,625)
Other liabilities	(958)	(828)	2,077

Net cash provided by operating activities	6,447	40,399	21,874

Cash flows provided by (used in) investing activities:
Proceeds from sales and maturities of investments available for sale	81,931	56,160	47,503
Purchases of investments available for sale	(85,124)	(72,386)	(28,728)
Cost of property and equipment acquired	(108)	(256)	(49)
Cost of capitalized software acquired	(206)	(1,285)	—

Net cash provided by (used in) investing activities	(3,507)	(17,767)	18,726

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	—	33,000
Repayments of borrowings	(294)	(19,506)	(40,004)
Debt financing costs	—	—	(1,500)
Net cash paid by UIH to FMG prior to Merger	—	(5,703)	—
Payment of Merger costs	—	(2,891)	—
Contributions by UIH members	—	63	501
Distributions to UIH members	—	(18,225)	(18,281)
Dividends paid	(1,586)	—	—
Bank overdrafts	(3,468)	1,123	(5,222)

Net cash used in financing activities	(5,348)	(45,139)	(31,506)

Increase (decrease) in cash	(2,408)	(22,507)	9,094
Cash and cash equivalents at beginning of period	29,494	52,001	42,907

Cash and cash equivalents at end of period	$27,086	$29,494	$52,001

Supplemental cash flows information:
Cash paid during the period for:
Interest	$2,592	$2,276	$3,951

Income taxes paid	$3,987	$4,795	$3,282

Consolidated Statements of Cash Flows

Supplemental Cash Flows Information (Continued)

(In thousands, except share and per share amounts)

Non-cash activity:

During 2008, we sold an available-for-sale investment for $1,133 in exchange for a note receivable in the same amount. We recorded an unearned gain of $133 on the sale.

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

On September 30, 2008, we acquired United Insurance Holdings, L.C. (“UIH”) and accounted for the transaction as a reverse acquisition and recapitalization since UIH was deemed to be the accounting acquirer. Accordingly, the Consolidated Statements of Cash Flows do not reflect certain transactions that occurred during 2008 prior to the effective date of the Merger. Such transactions include:

•

We issued 8,929,819 shares of our common stock to the members of UIH, as well as warrants to purchase 1,273,569 shares of our common stock. Each common stock warrant allows the holder to purchase one share of our common stock at an exercise price of $6.00 per share. The warrants became exercisable beginning October 4, 2008, and expire on October 4, 2011.

•	We paid cash of $15,740 to repurchase 1,980,671 shares of our common stock on September 29, 2008.

•	We repurchased 869,565 shares from two former stockholders by exchanging notes payable for the shares. The notes have a face value of $7,527 and bear interest at 11% per year [see Note 12(c)].

•	We paid cash of $10,039 to holders of 1,267,863 shares of our common stock who did not vote in favor of the Merger and elected to have their shares of common stock converted to cash.

•

FMG Investors, LLC (“FMGI”) surrendered 179,819 shares of UIHC common stock it owned. We gave no consideration in exchange for the surrendered shares, which we cancelled. FMGI also surrendered 179,819 of the common stock warrants that it owned. See Note 17 for a further discussion of FMGI being a related party.

•

The underwriter for our initial public offering (“IPO”) surrendered 100,000 of the 450,000 unit purchase options it owned. They also agreed to accelerate the expiration date of their remaining 350,000 unit purchase options to October 4, 2010. Each unit purchase option consists of a share of common stock and a warrant to purchase a share of common stock at an exercise price of $6.00 per share. The unit purchase options became exercisable beginning October 4, 2008, at an exercise price of $10.00 per unit.

During 2009, we issued a total of 25,000 shares of common stock to two of our officers in exchange for services performed. We recorded $75 of expense related to the transaction.

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

1.	ORGANIZATION AND BUSINESS

United Insurance Holdings Corp. (“UIHC”, “we”, “us”, “our”), formerly known as FMG Acquisition Corp. (“FMG”), incorporated under the laws of the State of Delaware. On September 30, 2008, UIHC, United Subsidiary Corp. (“Merger Sub”) and UIH completed a merger (“Merger”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated August 15, 2008, as amended on September 23, 2008 (“Merger Agreement”) whereby Merger Sub was merged into UIH, with UIH remaining as the surviving entity.

Through UIH, our wholly-owned subsidiary, and UIH’s three wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida. The three subsidiaries of UIH, each incorporated under Florida law, include United Property & Casualty Insurance Company (“UPC”), United Insurance Management, L.C. (“UIM”) and Skyway Claims Services, LLC (“Skyway”). We operate under one business segment.

The Florida Office of Insurance Regulation (“OIR”) authorized UPC to write homeowner and dwelling property and casualty lines. We write our own policies throughout Florida utilizing our vast agency network. We occasionally supplement those writings by assuming policies from Citizens Property Insurance Corporation (“Citizens”). The OIR has also authorized UPC to write flood coverage.

UIM, a managing general agent (“MGA”), manages all aspects of UPC’s operations, including underwriting, policy administration, collections and disbursements, accounting and claims processes.

Skyway provides claims appraisal services, one of several companies that currently provide such services to UPC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)	Presentation and Consolidation

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses (“LAE”), reinsurance recoverable, deferred policy acquisition costs, and investments.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

Since we accounted for the Merger as a reverse acquisition and recapitalization, we have retroactively restated certain equity accounts for periods prior to the Merger. Also, certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no impact on our consolidated financial position, results of operations or cash flows as previously reported.

(b)	Cash and Cash Equivalents

Our cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid instruments with original maturities of three months or less when purchased.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

(c)	Investments

We currently classify all of our investments in fixed maturities and equity securities as available-for-sale, and report them at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of Accumulated Other Comprehensive Income included in Stockholders’ Equity. We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net income. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in Net Investment Income. We recognize dividends and interest income when earned.

Quarterly, we perform an assessment of our investments to determine if any are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; whether, in the case of equity securities, we intend to hold, and have the ability to hold, the security for a period sufficient for us to recover our cost basis, or whether, in the case of debt securities, we intend to sell the security or it is more likely than not that we will have to sell the security before we recover the amortized cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we determine that an equity security has incurred an other-than-temporary impairment (“OTTI”), we permanently reduce the cost of the security to fair value and recognize an OTTI charge in our Consolidated Statements of Income. If a debt security is impaired and we either intend to sell the security or it is more likely than not that we will have to sell the security before we are able to recover the amortized cost, then we record the full amount of the impairment as an OTTI charge in our Consolidated Statements of Income. If we determine that an impairment of a debt security is other-than-temporary and we neither intend to sell the security nor it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, then we separate the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. We recognize the amount of the impairment related to the credit loss as an OTTI charge in our Consolidated Statements of Income, and we record the amount of the OTTI related to all other factors in Accumulated Other Comprehensive Income.

A large portion of our investment portfolio consists of fixed maturities, which may be adversely affected by changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would decrease the net unrealized holding gains of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized holding gains of our investment portfolio, offset by lower rates of return on funds reinvested.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

(d)	Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of our financial instruments, we prioritize those fair value measurements into one of three levels based on the nature of the inputs, as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities;

•

Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

•	Level 3 – Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, AMEX, and so forth. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2009, and 2008. Changes in interest rates subsequent to December 31, 2009, may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2009 and 2008 because of their short-term nature: Cash and Cash Equivalents, Accrued Investment Income, Premiums Receivable, Reinsurance Recoverable, Reinsurance Payable, and Accounts Payable and Accrued Expenses. The carrying amounts of Notes Payable also approximate their fair value as they are either variable in nature or are payable within two years.

(e)	Premiums

We record premiums as revenue on a pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an Unearned Premiums liability.

Premiums Receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $370 and $305 at December 31, 2009, and 2008, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an Advance Premiums liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

(f)	Deferred Policy Acquisition Costs

We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist primarily of the following three items: i) commissions paid to outside agents at the time of policy issuance and commissions paid to Citizens for policies assumed, net of commissions refunded for cancelled policies; ii) policy administration fees paid to a third-party administrator (“TPA”) at the time of policy issuance; and iii) premium tax. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy.

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses and loss adjustment expenses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs.

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

We capitalize certain direct development costs associated with internal-use software. We amortize capitalized software costs over the unexpired portion of the contract term. The contract term, which is six years, is the minimum period of time we expect the software to be useful to us.

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

(h)	Unpaid Losses and Loss Adjustment Expenses

Our reserves for unpaid losses and loss adjustment expenses (collectively “losses”) represent the estimated ultimate cost of settling all reported claims plus all claims we incurred related to insured events that have occurred as of the reporting date, but that policyholders have not yet reported to us (incurred but not reported, or “IBNR”, claims).

We estimate our reserves for unpaid losses using individual case-basis estimates for reported claims and actuarial estimates for losses incurred but not yet reported. Trends in loss severity and frequency may affect our

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

estimated losses, and we continually review and adjust our estimated losses as necessary based on our historical experience and as we obtain new information. If our unpaid loss reserves prove to be inadequate or excessive, we increase or decrease the liability in the period in which we identify the difference, thereby impacting net income. Though our estimate of the ultimate cost of settling all reported and unreported claims may change at any point in the future, a reasonable possibility exists that our estimate may vary significantly in the near term from the estimated amounts included in our consolidated financial statements.

On our Consolidated Balance Sheets, we report our reserves for unpaid losses gross of the amounts related to unpaid losses recoverable from reinsurers. On our Consolidated Statements of Income, we report losses net of amounts ceded to reinsurers. We do not discount our loss reserves for financial statement purposes.

(i)	Managing General Agent Fees and Policy Fees

UIM records MGA fee revenue from two sources: UPC and policyholders. As an MGA, UIM provides various insurance-related services to UPC, including but not limited to, policy administration, underwriting and general and administrative activities, for which UPC pays UIM 31.5% of gross earned premium. During financial statement consolidation, we eliminate the MGA fees UIM receives from UPC. UIM also collects a per policy MGA fee from policyholders.

Our policy fees consist of the MGA fee and a pay-plan fee. Florida law allows managing general agents to charge policyholders a $25 fee on each policy written. We defer our MGA fees as unearned revenue and then include them in income on a pro rata basis over the term of the underlying policies. We record our pay-plan fees, which we charge to all policyholders that pay their premium in more than one installment, as income when collected. We report all policy fees in Commissions and Fees on our Consolidated Statements of Income.

(j)	Reinsurance

Our reinsurance agreements are short-term, prospective contracts. We record an asset, Prepaid Reinsurance Premiums, and a liability, Reinsurance Payable, for the entire contract amount upon commencement of our new reinsurance agreements. We amortize our prepaid reinsurance premiums over the 12-month contract period.

We record amounts recoverable from our reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of our liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to our estimate of unpaid losses. Though our estimate of amounts recoverable from reinsurers on unpaid losses may change at any point in the future because of its relation to our reserves for unpaid losses, a reasonable possibility exists that our estimate may change significantly in the near term from the amounts included in our consolidated financial statements.

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no allowance for uncollectible reinsurance during the years ended December 31, 2009, 2008 or 2007.

Certain of our reinsurers pay us ceding commissions on our quota share contracts related to the portion of our commercial auto (“Garage”) line that we cede to them. We record our ceding commissions as income on a pro rata basis over 12 months, and we report the amount in Commission and Fees on our Consolidated

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Statements of Income. Additionally, we pay commissions to Citizens for any policies that we assume. We amortize our assumed commissions on a pro rata basis over 12-month period from the date of assumption, and we amortize any subsequent changes in the amount of commission over the months remaining in the original 12-month period. The assumed commission amounts are recorded as an expense in Policy Acquisition Costs on our Consolidated Statements of Income.

(k)	Assessments

We record guaranty fund and other insurance-related assessments imposed upon us as an expense in the period the regulatory agency imposes the assessment. To recover the assessment, we use a process, created by Florida statute, known as Use and File. We calculate and begin collecting a policy surcharge that will allow us to collect the entire assessment over a 12-month period, based on our estimate of the number of policies we expect to write. We then submit a filing to the OIR requesting formal approval of the policy surcharge. The process may be repeated in successive 12-month periods until we collect the entire assessment. We record the recoveries as revenue in the period that we collect the cash.

We collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment.

(l)	Income Taxes

Prior to consummation of the Merger, UIH had elected to be treated as a partnership for income tax purposes; therefore, the members of UIH reported all taxable income and tax credits attributable to UIH and its two limited liability company subsidiaries, UIM and Skyway, on the members’ individual tax returns. Our UPC subsidiary has recorded income taxes since its inception.

Effective October 1, 2008, we entered into a tax sharing agreement with each of our subsidiaries and we began filing consolidated tax returns. Under the tax sharing agreement, we allocate taxes to each subsidiary in proportion to the amount of taxable income that each subsidiary contributes to the consolidated taxable income. The income tax provision included in these statements is attributable to UPC for periods through the Merger date and to all entities after the Merger date.

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Should a change in tax rates occur, we recognize the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date. Realization of our deferred income tax assets depends upon our generation of sufficient future taxable income.

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any tax penalties or income-tax-related interest during the years ended December 31, 2009, 2008 or 2007.

(m)	Advertising Costs

We expense all advertising costs when we incur those costs. For the years ended December 31, 2009, 2008 and 2007, we incurred advertising costs of $712, $484 and $349, respectively.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

(n)	Earnings Per Share

We report both basic earnings per share (“EPS”) and diluted EPS. To calculate basic EPS, we divide net income by the weighted-average number of common stock shares outstanding during the period. We calculate diluted EPS by dividing net income by the weighted-average number of common stock shares and common stock equivalents outstanding during the period. We use the treasury stock method to calculate common stock equivalents.

(o)	Concentration of Credit Risk

Since we exclusively operate in Florida, we are subject to a geographic concentration of credit risk. We are also subject to a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions. We mitigate both risks by entering into reinsurance contracts with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

Additionally, all of our cash is on deposit at three financial institutions, all of which are subsidiaries of a company that is our largest shareholder. Consequently, we are subject to a concentration of credit risk with regard to our cash; however, the risk is mitigated because the balances are insured in their entirety at December 31, 2009.

3.	Application of Recent Accounting Standards

(a)	Recently Adopted Accounting Standards Updates

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105—Generally Accepted Accounting Principles: Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. With ASU No. 2009-01, the FASB amended the Accounting Standards Codification (“ASC”) for the issuance of the pre-ASC pronouncement Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of generally accepted accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities. The FASB also stipulated in ASU 2009-01 that the pre-ASC pronouncements SFAS No. 166 and SFAS No. 167, discussed below, remain authoritative until incorporated into the ASC. We adopted the changes to the ASC made by ASU No. 2009-01 as of July 1, 2009; our adoption of those changes did not have a material effect on our consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. With ASU No. 2009-01, the FASB clarifies the date through which an entity should evaluate for possible subsequent event disclosure, removes the requirement to disclose the date through which an entity has conducted a subsequent event evaluation, and modifies the scope of the reissuance disclosure requirements to include only revised financial statements. We adopted the changes to the ASC made by ASU No. 2010-09 upon its issuance; our adoption of the changes did not have a material effect on our consolidated financial statements.

(b)	Accounting Standards Updates to be Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. In SFAS No. 166, the FASB improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 shall be

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, which incorporated SFAS No. 166 into the ASC. Our adoption of the changes to the ASC made by ASU No. 2009-16 will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). In SFAS No. 167, the FASB replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and requires additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 shall be effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810), which incorporated SFAS No. 167 into the ASC. Our adoption of the changes to the ASC made by ASU No. 2009-17 will not have a material effect on our consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The amendments in ASU 2010-06 add some new disclosures regarding fair value measurements, including information regarding transfers into and out of Level 1 and Level 2, and information about purchases, sales, issuances and settlements in Level 3 measurements. The amendments also clarify certain existing disclosure requirements. The amendments related to the activities in Level 3 measurements shall be effective for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years; all other amendments shall be effective for interim and annual reporting periods beginning after December 15, 2009. Our adoption of ASU No. 2010-06 will not have a material effect on our consolidated financial statements, though it will expand our associated disclosures.

4.	Merger

On September 30, 2008, we completed the acquisition of, and merger with, UIH. Since UIH was deemed the acquirer for accounting purposes, we accounted for the Merger as a reverse acquisition and recapitalization with UIH being the surviving entity. Accordingly, our historical consolidated financial statements reflect the assets, liabilities and operations of UIH prior to the Merger date, recorded on a historical cost basis. We then recorded and consolidated UIHC’s (formerly FMG’s) assets and liabilities at their fair value on the date of the Merger.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

In exchange for 100% of the membership units in UIH, we paid the members of UIH $25,000 cash, we issued 8,929,819 shares of our common stock at a quoted market value of $7.91 per share on September 29, 2008, and we granted warrants to purchase 1,273,569 shares of our common stock at a quoted market value of $0.35 per warrant on September 29, 2008. The warrants are exercisable at $6.00 per share beginning October 4, 2008, and expire on October 4, 2011. Though the Merger Agreement contained a provision regarding contingent consideration, we did not meet the net income target necessary to trigger payment of the contingent consideration.

Since the transaction costs did not exceed the $25,000 cash received in the transaction, we recorded the $2,891 of transaction costs associated with the Merger as a reduction of Additional Paid-in Capital on our Consolidated Balance Sheets.

We did not present in our footnotes any pro forma information regarding the effects of the Merger as if the Merger occurred on January 1, 2007, because UIHC was a blank-check company with no material operations prior to the Merger.

5.	Investments

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or amortized cost of the security sold. We determine the cost or amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$1,545	$40,418	$1,386	$31,055	$4	$1,527
Equity securities	1,165	4,977	45	378	1,231	7,043

Total realized gains	2,710	45,395	1,431	31,433	1,235	8,570

Fixed maturities	(51)	1,574	(96)	2,249	(400)	7,265
Equity securities	(822)	1,111	(219)	1,211	(513)	2,988

Total realized losses	(873)	2,685	(315)	3,460	(913)	10,253

Net realized gains on investments	$1,837	$48,080	$1,116	$34,893	$322	$18,823

During 2009, we recorded an OTTI charge of $1,878 after determining that impairments related to certain of our equity investments were other-than-temporary. Since we incurred the OTTI charge on our equity securities, we recorded the OTTI amount in our Consolidated Statements of Income. During 2008 and 2007, we did not record any OTTI charges.

In the first quarter of 2008, we sold one of our investments in common stock back to the issuing company, a related party known as Prime Holdings Insurance Services, Inc. (“Prime”), in exchange for a note receivable in the amount of $1,133. We recorded $133 of unearned gain at the time of the sale. When Prime paid the first installment in 2008, we recognized $45 of gain and when they paid the second installment in 2009, we recognized $44 of gain. We will recognize the remaining $44 of unearned gain when Prime pays the final installment in May 2010. See Note 17 for additional information.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The following table details the difference between cost or amortized cost and estimated fair value, by major investment category, at December 31, 2009 and 2008:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
U.S. government and agency securities	$74,578	$193	$177	$74,594
Corporate securities	48,742	2,482	257	50,967
Redeemable preferred stocks	2,600	5	146	2,459

Total fixed maturities	125,920	2,680	580	128,020
Common stocks	3,790	93	252	3,631
Nonredeemable preferred stocks	1,210	—	137	1,073

Total equity securities	5,000	93	389	4,704
Other long-term investments	300	—	—	300

Total investments	$131,220	$2,773	$969	$133,024

December 31, 2008
U.S. government and agency securities	$62,808	$2,760	$10	$65,558
Corporate securities	51,270	301	1,797	49,774
Redeemable preferred stocks	2,767	—	405	2,362

Total fixed maturities	116,845	3,061	2,212	117,694
Common stocks	9,943	77	2,875	7,145
Nonredeemable preferred stocks	1,519	—	440	1,079

Total equity securities	11,462	77	3,315	8,224
Other long-term investments	300	—	—	300

Total investments	$128,607	$3,138	$5,527	$126,218

The investments held at the end of the year were comprised mainly of U.S. government and agency securities, and securities of high-quality corporate issuers.

The table below summarizes our fixed maturities at December 31, 2009, by contractual maturity periods. Actual maturities may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2009
	Cost or Amortized Cost	Fair Value
Due in one year or less	$42,835	$42,713
Due after one year through five years	46,527	47,426
Due after five years through ten years	32,432	33,858
Due after ten years	4,126	4,023

Total	$125,920	$128,020

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The following table summarizes our net investment income by major investment category:

	Year ended December 31,
	2009	2008	2007
Fixed maturities	$4,168	$5,066	$5,072
Equity securities	293	266	417
Cash, cash equivalents and short-term investments	370	1,300	2,262

Net investment income	4,831	6,632	7,751
Investment expenses (included in General and Administrative Expenses)	(164)	(143)	(115)

Net investment income, less investment expenses	$4,667	$6,489	$7,636

The following table presents an aging of our gross unrealized holding losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
December 31, 2009
U.S. government & agency securities	12	$177	$32,991	—	$—	$—
Corporate securities	1	14	1,038	14	389	3,629

Fixed maturities	13	191	34,029	14	389	3,629
Equity securities	1	15	87	20	374	3,411

Total	14	$206	$34,116	34	$763	$7,040

December 31, 2008
U.S. government & agency securities	1	$10	$1,005	—	$—	$—
Corporate securities	22	1,005	20,929	24	1,197	10,570

Fixed maturities	23	1,015	21,934	24	1,197	10,570
Equity securities	60	2,875	6,386	6	440	1,079

Total	83	$3,890	$28,320	30	$1,637	$11,649

During our quarterly evaluations of our securities for impairment, we determined that many of our investments in debt and equity securities that reflected an unrealized loss position were not other-than-temporarily impaired. For both the debt and equity securities we own, we noted that many of those for which we did not recognize an OTTI charge had experienced increases in value during the recent recovery in the securities markets, and that the issuers had stable financial histories and remained financially stable in the current economic environment. Regarding the debt securities we own, we further noted that all issuers continued to make interest payments on a timely basis, and that we neither intended to sell nor was it likely that we would be required to sell the securities before we recovered our amortized cost basis. Regarding the equity securities we own, we further noted that the issuers had promising near-term prospects that indicated we could recover our cost basis, and that we also had the ability and the intent to hold these securities until their value exceeds their cost.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The following table presents our fair value measurements of investments by level:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Fixed maturities	$128,020	$27,417	$100,603	—
Equity securities	4,704	4,704	—	—
Other long-term investments	300	300	—	—

Total investments	$133,024	$32,421	$100,603	—

The State of Florida, by statute, requires us to maintain a deposit to secure the payment of claims. We have assigned a twelve-month, automatically renewing certificate of deposit in the amount of $300 to the OIR to satisfy this requirement. We report this amount in Other Long-Term Investments in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008.

6.	Earnings Per Share

The table below reflects the diluted weighted-average number of common stock shares outstanding using the treasury stock method:

	Year ended December 31,
	2009	2008	2007
Weighted-average shares – basic	10,568,247	10,548,932	10,548,932
Effect of dilutive common stock equivalents:
Warrants	—	305,811	1,226,156
Unit options	—	—	—

Weighted-average shares – diluted	10,568,247	10,854,743	11,775,088

We have a unit purchase option outstanding for 350,000 units; each unit consists of a share of common stock and a warrant to purchase a share of common stock. For the years ended December 31, 2009, 2008 and 2007, the unit purchase option was anti-dilutive; therefore, we did not include the shares associated with the unit purchase option in the diluted weighted-average shares outstanding reported in the table above.

We have 7,077,375 warrants outstanding, excluding those warrants that are part of the 350,000 units mentioned above; each warrant can be exercised for one share of common stock. For the year ended December 31, 2009, the warrants were anti-dilutive; therefore, we did not include the shares associated with the warrants in the diluted weighted-average shares outstanding reported in the table above. See Note 20 for additional information.

On our Consolidated Statement of Income, we retroactively restated EPS for periods prior to the Merger. We accounted for the Merger as a reverse acquisition and recapitalization (see Note 4) and, since we paid with cash and common stock, the shares outstanding upon consummation of the Merger were deemed to be the historical shares outstanding prior to the Merger.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

A quoted market price on our common stock did not exist for periods prior to our IPO in October 2007; therefore, we used the average quoted market price of our common stock for the first 15 days subsequent to the IPO as the average market price in our treasury-stock-method calculation to compute our common stock equivalents.

7.	Deferred Policy Acquisition Costs

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2009	2008
Balance, beginning of year	$10,214	$8,516
Policy acquisition costs deferred	23,719	19,698
Amortization	(24,677)	(18,000)

Balance, end of year	$9,256	$10,214

8.	Long-lived Assets

Property and equipment consists of the following:

	December 31,
	2009	2008
Furniture, fixtures and equipment	$531	$423
Leasehold improvements	125	125

Property and equipment, gross	656	548
Accumulated depreciation and amortization	(334)	(254)

Property and equipment, net	$322	$294

Depreciation of property and equipment resulted in charges to expense totaling $80, $70, and $40 during the years ended 2009, 2008, and 2007, respectively.

The table below details capitalized software:

	December 31,
	2009	2008
Capitalized software, gross	$1,491	$1,285
Accumulated amortization	(288)	(53)

Capitalized software, net	$1,203	$1,232

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

We amortized $235, $53 and zero of capitalized software during the years ended December 31, 2009, 2008 and 2007, respectively. We did not incur any software cost requiring capitalization during the year ended December 31, 2007. The table below details the estimated amortization of capitalized software in each of the next five years.

Amount
2010	$261
2011	262
2012	258
2013	241
2014	181

We did not recognize any impairment of long-lived assets during the years ended December 31, 2009 and 2008.

9.	Reinsurance

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

For the policy year beginning June 1, 2009, we have a private catastrophe reinsurance contract structured into layers. The coverage provided by one layer picks up, or “attaches”, at the point where coverage under the previous layer ends. Our contract with the FHCF divides our coverage into three layers: the Limited-Apportionment Company (“LAC”) layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit (“TICL”) layer.

For a hurricane catastrophe, our contracts provide us 90%, 95% or 100% coverage, depending on the particular layer. Should a single hurricane occur, we have chosen to pay, or “retain”, the first $16,400 of catastrophe losses before our reinsurance contracts provide coverage. In the aggregate, our contracts will reimburse us as much as $559,000; however, we retain the non-reinsured catastrophe losses. The amount of catastrophe losses that we retain in addition to the initial $16,400 depends upon the severity of the damage. If catastrophe losses from a single event exceed our reinsurance coverage, we would also retain any such catastrophe losses in excess of the coverage provided by our reinsurance contracts.

For a non-hurricane catastrophe, our contracts provide us 95% or 100% coverage, depending on the particular layer. Should a single non-hurricane catastrophe occur, we would retain the first $26,400 of catastrophe losses before our reinsurance contracts provide coverage. In the aggregate, our contracts will reimburse us as much as $123,600; however, we retain the non-reinsured catastrophe losses. The amount of

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

catastrophe losses that we retain in addition to the initial $26,400 depends upon the severity of the damage. If catastrophe losses from a single event exceed our reinsurance coverage, we would also retain any such catastrophe losses in excess of the coverage provided by our reinsurance contracts.

Our contract with the FHCF allows for one reinstatement of coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our contract with the private reinsurers allows for one reinstatement of coverage on all the private layers should losses resulting from one or more severe weather events exhaust that coverage. Our contract with the FHCF does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our private contract requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private contract becomes necessary, we purchased a reinsurance premium protection (“RPP”) policy. Our RPP policy reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first, second and fourth private layers, and it reimburses us 50% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the third private layer. We may have to pay as much as $3,051 for the 50% of the third private layer reinstatement premium not covered by our RPP policy.

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

For our recently-discontinued Garage program, we entered into quota share reinsurance contracts for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share contract after July 31, 2009. We recognized commission revenue on our previous quota share contracts totaling $405, $606 and $392 for the years ended December 31, 2009, 2008 and 2007, respectively.

We write flood insurance under contract with the National Flood Insurance Program (“NFIP”). We cede 100% of the premiums written and 100% of risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of policies-in-force. We recognized commission revenue from our flood program of $436, $337 and $221 for the years ended December 31, 2009, 2008 and 2007, respectively.

The table below summarizes the amounts of our premiums ceded under the various types of contracts.

	Year Ended December 31,
	2009	2008	2007
Excess-of-loss	$(82,402)	$(49,210)	$(50,513)
Quota share	(1,039)	(2,758)	(2,838)
Flood	(8,538)	(7,283)	(5,160)

Total gross premiums ceded	$(91,979)	$(59,251)	$(58,511)

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Income:

	Year ended December 31,
	2009	2008	2007
Premium written:
Direct	$154,339	$135,887	$145,050
Assumed	1,501	5,669	—
Ceded	(91,979)	(59,251)	(58,511)

Net premium written	$63,861	$82,305	$86,539

Change in unearned premiums:
Direct	$(3,699)	$2,977	$6,634
Assumed	4,252	(4,310)	—
Ceded	13,767	172	(7,815)

Net decrease (increase)	$14,320	$(1,161)	$(1,181)

Premiums earned:
Direct	$150,641	$138,864	$151,684
Assumed	5,752	1,359	—
Ceded	(78,212)	(59,079)	(66,326)

Net premiums earned	$78,181	$81,144	$85,358

Losses and LAE incurred:
Direct	$58,447	$45,019	$36,426
Assumed	4,423	5,822	1,111
Ceded	(22,115)	(22,778)	(11,875)

Net losses and LAE incurred	$40,755	$28,063	$25,662

Ceded losses and LAE incurred increased from $11,875 in 2007 to $22,778 in 2008 due to an increase in the number of claims filed and the number of claims reopened primarily in Dade, Broward and Palm Beach counties, resulting from the involvement of public adjusters in catastrophe claims. The losses and LAE we incurred in 2009, 2008 or 2007 related to storms that occurred in those same years did not exceed our retained loss.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The following table highlights the effects that our reinsurance transactions have on Unpaid Losses and Loss Adjustment Expenses and Unearned Premiums in our Consolidated Balance Sheets:

	December 31,
	2009	2008
Unpaid losses and LAE, net:
Direct	$39,134	$35,448
Assumed	4,978	4,650
Ceded	(23,447)	(20,906)

Net unpaid losses and LAE	$20,665	$19,192

Unearned premiums, net:
Direct	$73,773	$70,074
Assumed	58	4,310
Ceded	(40,285)	(26,518)

Net unearned premiums	$33,546	$47,866

Reinsurance Recoverable at December 31, 2009 and 2008, consists of the following:

	December 31,
	2009	2008
Reinsurance recoverable on unpaid losses and LAE	$23,447	$20,906
Reinsurance recoverable on paid losses and LAE	2,030	1,698

Reinsurance recoverable	$25,477	$22,604

10.	Policy Assumptions

We are not a reinsurance entity by charter or by strategy; however, we occasionally supplement the natural growth of our book of business by assuming policies.

As part of an assumption agreement with Citizens that ended in 2006, we received bonuses for policies assumed from Citizens during multiple assumptions in 2004 and 2005. During the years ended 2008 and 2007, we recognized policy assumption bonus income of $6,493 and $13,556, respectively, which included $791 and $1,238 of interest income, respectively, from the 2004 and 2005 assumption periods.

In August 2008, we entered into a new assumption agreement (“2008 Agreement”) with Citizens. In conjunction with the 2008 Agreement, we agreed to a Consent Order from the OIR that allows us to assume as many as 75,000 policies from Citizens over an 18-month period beginning August 27, 2008. In addition, we agreed that any rates we charge to policyholders within one year from the date we assume the policies shall remain at or below the approved rates for Citizens. The 2008 Agreement does not contain a bonus provision; therefore, we will not recognize bonus income on any of the assumptions made under this new agreement. Florida law allows Citizens’ policyholders to “opt out” of the assumption at any time until we issue them our renewal policy.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

For the years ended December 31, 2009 and 2008, we recorded $1,501 and $5,669 of written premium assumed, respectively, and $240 and $907 of assumed commissions, respectively, on policies we assumed under the 2008 Agreement. The amount of written premium assumed and assumed commission expense we record related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations.

11.	Unpaid Losses and Loss Adjustment Expenses

We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for claims incurred but not reported as of the balance sheet date.

The table below summarizes the activity related to our reserve for unpaid losses:

	2009	2008	2007
Balance at January 1	$40,098	$36,005	$57,175
Less: reinsurance recoverable on unpaid losses	20,906	14,446	33,441

Net balance at January 1	$19,192	$21,559	$23,734

Incurred related to:
Current year	$43,731	$33,040	$31,466
Prior years	(2,976)	(4,977)	(5,804)

Total incurred	$40,755	$28,063	$25,662

Paid related to:
Current year	$30,637	$21,005	$18,511
Prior years	8,645	9,425	9,326

Total paid	$39,282	$30,430	$27,837

Net balance at December 31	$20,665	$19,192	$21,559
Plus: reinsurance recoverable on unpaid losses	23,447	20,906	14,446

Balance at December 31	$44,112	$40,098	$36,005

Based upon our internal analysis and our review of the Statement of Actuarial Opinion provided by our independent actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected by our losses incurred related to prior years, we had a reserve redundancy in the years ended December 31, 2009, 2008 and 2007. The amount of redundancy was $2,000 less in 2009 than 2008, primarily because we decreased reserves for IBNR by $1,600 in 2008 as a result of favorable loss development on our homeowner line of business, but we made no adjustments to reserves for IBNR in 2009.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

12.	Long-Term Debt

Long-term debt consists of the following:

	December 31, 2009		December 31, 2008
	Interest Rate	Balance	Interest Rate	Balance
a) SBA note	3.31%	$19,706	3.61%	$20,000
b) CB&T note	3.23%	4,327	3.47%	4,327
c) Merger notes	11.00%	18,280	11.00%	18,280

		42,313		42,607
Less: note discount		(885)		(1,304)

Total debt		41,428		41,303

As of December 31, 2009, the annual maturities of our long-term debt are as follows:

Year of Maturity	Amount
2010	$5,504
2011	19,456
2012	1,176
2013	1,177
2014	1,176
Thereafter	13,824

42,313
Less: note discount	(885)

Total debt	$41,428

(a)	Note Payable to the State Board of Administration (“SBA”) of Florida

We executed a 20-year, $20,000 note payable to the SBA under the SBA’s Insurance Capital Build-Up Incentive Program (“Program”), effective October 1, 2006. The stated rate for the SBA note is a rate equivalent to the 10-year U.S. Treasury Bond rate. We made quarterly interest-only payments for the first three years, then, as of October 1, 2009, we began making quarterly principal and interest payments. On November 7, 2008, the SBA amended the note, effective July 1, 2008, to make it easier for companies participating in the Program to meet the Minimum Writing Ratio covenant discussed below.

We agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include: 1) maintaining statutory surplus above $50,000, 2) refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and 3) maintaining a Minimum Writing Ratio (“Writing Ratio”). The amended note permits us to meet either of the following ratios:

•	a Writing Ratio based on Net Written Premium to Surplus of 2:1 ratio for the year beginning January 1, 2010 and thereafter for the remaining term of the note agreement, or

•	a Writing Ratio based on Gross Written Premium to Surplus of 6:1 ratio for year beginning January 1, 2010 and thereafter for the remaining term of the note agreement.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

As part of the Program, the SBA required that we contribute an equivalent amount of capital to UPC; therefore, UIM made a $20,000 capital contribution to UPC at the time we executed the note in 2006. For purposes of calculating the Writing Ratio on a quarterly basis, the amended note defines surplus as the sum of the $20,000 matching contribution of capital to UPC and the outstanding principal balance of the note. Beginning January 1, 2010, if our Writing Ratio based on Net Written Premium to Surplus is 1.5:1 or less and our Writing Ratio based on Gross Written Premium to Surplus is 4.5:1 or less, we will be assessed an interest rate penalty of 450 basis points above the stated rate of the note. Any other Writing Ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note.

Beginning on January 1, 2010, if our Writing Ratio based on net written premium to surplus falls below 1:1 for three consecutive quarters, and if our Writing Ratio based on gross written premium to surplus falls below 3:1 for three consecutive quarters, we will be obligated to repay a portion of the SBA note such that the Writing Ratio will be obtained for the following quarter provided that we are capable of repayment without creating a financially hazardous condition at UPC. In addition, if we default on any covenant, the SBA may, at its sole discretion, increase the interest rate to 25%, which is the maximum interest rate permitted by law; accelerate the repayment of principal and interest; shorten the term of the note or call the note and demand full repayment.

At December 31, 2009, our Writing Ratio based on net written premium to surplus was 1.57:1, which exceeded the requirement of 1.5:1. At December 31, 2009, UIH agreed to contribute $2,000 to UPC to ensure that UPC remained in compliance with the minimum surplus covenant. On February 23, 2010, UIH funded the capital contribution. We also complied with each of the other loan covenants at December 31, 2009.

During the first three quarters of 2008, we incurred an additional 450 basis points of interest expense as we did not meet the Writing Ratio as stated in the initial note agreement with the SBA during the fourth quarter of 2007 and the first two quarters of 2008. Beginning with the third quarter of 2008 and thereafter, we complied with the required ratios and have not incurred any additional interest rate charges.

(b)	Note Payable to Columbus Bank and Trust Company (“CB&T”)

In February 2007, we entered into a $33,000 loan agreement with CB&T (“CB&T note”), a related party. The CB&T note contains industry-standard terms and conditions, including those regarding interest rates and collateral. The note matures on February 20, 2010, and is secured by the operation of the MGA agreement and related fees paid to UIM, by the ownership interest in UIH, and by all tangible and intangible assets of UIH and UIM. The security agreement states that if an event of default occurs under the CB&T note, the bank may, at its option, cause the acceleration of the CB&T note, which shall become immediately due and payable, take possession of the collateral, and have the right to assign, sell, lease, or otherwise dispose of and deliver all or any part of the collateral, to satisfy our obligations under this agreement.

In March 2008, we amended the CB&T note to reduce the interest rate to the 30-day LIBOR rate plus 300 basis points, which represented a 100 basis point reduction from the originally agreed-upon interest rate.

In August 2008, we entered into a Second Amendment to the note agreement with CB&T. The Second Amendment allowed principal payments to cease after the July 2008 installment and recommence with the April 2009 installment. In May 2009, we entered into a Third Amendment to the loan agreement with CB&T which allowed us to cease principal payments until the loan matures on February 20, 2010. Since August 1, 2008, we have made interest-only payments to CB&T. See Note 17 for a discussion of all related party transactions.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The CB&T note contains certain covenants, including the maintenance of minimum specified financial ratios and balances. On May 27, 2008, CB&T permanently waived the covenant that required deposits of “excess cash flow” into an investment account at CB&T, and we applied the $13,090 then held in the investment account against the outstanding principal of the loan. On August 13, 2008, CB&T waived, until January 1, 2009, the debt covenant related to maintenance of a minimum debt service coverage ratio of at least 2:1 on a quarterly basis. We were in compliance with the terms of the covenants at December 31, 2009.

(c)	Notes Payable Related to Merger

On August 15, 2008, we entered into a note purchase agreement with five noteholders. The issuance of any notes under this agreement was contingent upon our stockholders voting for the Merger transaction. Upon approval of the Merger on September 29, 2008, we issued unsecured notes payable with a total face amount of $18,280. In exchange, we received $10,000 cash from certain accredited investors and 869,565 shares of our common stock from two former UIHC stockholders, the shares being valued at $6,878 at the time we issued the notes. We recorded a discount on these notes of $1,402, which we are amortizing to interest expense over the three-year term of the notes. The notes bear interest at 11% per annum, and require semi-annual interest-only payments each April 1 and October 1. The entire principal balance is due and payable on September 29, 2011; however, we have the option to prepay in full any principal amount then outstanding within 30 days after each of the first and second anniversary dates of the notes. We must make any such prepayment at 105% of the principal amount prepaid. See Note 17 for additional information regarding noteholders that are related parties.

We agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance, including the $18,280 incurred under these note agreements, to exceed $58,280 (excluding the SBA note amount), and refraining from making any payments (e.g., dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45,000. We were in compliance with the terms of the covenants at December 31, 2009.

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

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

13.	Income Taxes

The following table summarizes the Provision for Income Taxes:

	Year Ended December 31,
	2009	2008	2007
Federal:
Current	$868	$4,187	$6,286
Deferred	1,058	2,805	1,131

Provision for Federal income tax expense	1,926	6,992	7,417

State:
Current	148	661	687
Deferred	196	531	193

Provision for State income tax expense	344	1,192	880

Provision for income taxes	$2,270	$8,184	$8,297

The actual income tax expense differs from the “expected” income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the Provision for Income Taxes as follows:

	Year Ended December 31,
	2009	2008	2007
Computed expected tax expense at federal rate	$2,151	$14,145	$16,299
State tax expense, net of federal deduction benefit	287	788	582
Dividend received deduction	(83)	(79)	(144)
Income of limited liability companies	—	(6,685)	(8,490)
Other, net	(85)	15	50

Income tax expense, as reported	$2,270	$8,184	$8,297

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The table below summarizes the significant components of our net deferred tax asset:

	December 31,
	2009	2008
Deferred tax assets:
Unearned premiums	$2,588	$3,602
Assessments	607	924
Tax-related discount on loss reserve	597	306
Unrealized loss	—	899
Bad debt expense	143	115
Other-than-temporary impairment	114	—
Acquired deferred tax asset	172	172
Other	51	—

Total deferred tax assets	4,272	6,018

Deferred tax liabilities:
Unrealized gain	(696)	—
Deferred acquisitions costs	(3,149)	(3,032)
Capitalized software	(320)	(20)
Other	(41)	(50)

Total deferred tax liabilities	(4,206)	(3,102)
Less: valuation allowance	(172)	(172)

Net deferred tax asset (liability)	$(106)	$2,744

In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2005; therefore, only the 2006 through 2009 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our Federal or Florida income tax returns.

As of December 31, 2009, we have not taken any tax positions with regard to our tax returns that would lead to uncertainty in income taxes.

On our Consolidated Statements of Income, the pro forma computation of income taxes for the years ended 2008 and 2007, represents the tax effects we would have reported had all of our subsidiaries reported U.S. federal and state income taxes on a consolidated tax return. We based our pro forma estimate upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Our actual rates and expenses may have differed had all our subsidiaries actually been subject to U.S. federal and state

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

income taxes for all periods presented. Therefore, we included the pro forma amounts for informational purposes only; we do not intend for the pro forma amounts to be indicative of our results of operations had we been required to file a consolidated tax return that included all of our subsidiaries for all periods presented.

14.	Regulatory Requirements and Restrictions

We operate within a heavily regulated industry. Our insurance subsidiary is subject to state laws and regulations which require it to maintain minimum amounts of statutory surplus and risk-based capital, restrict its ability to pay dividends, restrict the types and mix of investments, and subject it to assessments.

Florida law requires that UPC maintain capital and surplus equal to the greater of 10% of its total liabilities or $4,000. Our statutory capital surplus was $50,345 at December 31, 2009. State law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2009.

The National Association of Insurance Commissioners (“NAIC”) published risk-based capital (“RBC”) requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. Most states, including Florida, have adopted the NAIC requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The OIR could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital. At December 31, 2009, UPC exceeded the minimum RBC requirements.

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the OIR and the amount of dividends or distributions that would require prior approval of the OIR. The NAIC risk-based capital (“RBC”) requirements may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2009, and 2008.

Citizens and the Florida Insurance Guaranty Association (“FIGA”) can levy assessments upon UPC. Citizens uses assessments to cover operating deficiencies, while FIGA uses assessments to cover the claims of policyholders of Florida insurance companies that became insolvent.

Assessments levied upon us by Citizens are calculated by multiplying a ratio, known as the “participation ratio”, by Citizens’ total operating deficit in either its Personal Lines Account or its High Risk Account (whichever has experienced a deficit). By Florida statute, assessments implemented by FIGA are capped annually at a flat percentage of 2% multiplied by our direct written premium on subject lines of business.

Under current regulations, insurers may recover the amount of their assessments from policyholders; our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements. Agencies, including the FHCF, can also levy assessments upon policyholders, and we

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. See Note 2(k) for a description of how we recover assessments imposed upon us.

The table below summarizes the activity related to assessments imposed upon UPC:

	2009	2008	2007
Expected recoveries of assessments, January 1	$2,235	$4,918	$4,998
Assessments expensed	1,045	—	3,088
Assessments recovered	(1,688)	(2,552)	(3,155)
Assessments not recoverable	(67)	(131)	(13)

Expected recoveries of assessments, December 31	$1,525	$2,235	$4,918

We expense assessments when they are imposed upon us; therefore, expected recoveries in the table above are not assets and we will record the amounts as income when collected from policyholders. We are also currently collecting assessments upon policyholders on behalf of Citizens in the amount of 1.4%, and on behalf of FHCF in the amount of 1.0%. We multiply the premium written on each policy, except our flood policies, by these assessment percentages to determine the additional amount that we will collect from the policyholder and remit to the assessing agencies.

Because UPC issued a surplus note as defined by statutory accounting principles (“SAP”), as discussed in Note 12(a), we are subject to the authority of the Insurance Commissioner of the State of Florida with regard to our ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the OIR.

We have reported our insurance subsidiary’s assets, liabilities and results of operations in accordance with GAAP, which varies from SAP prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between SAP and GAAP:

•	SAP require that we exclude certain assets, called non-admitted assets, from the balance sheet.

•	SAP require us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.

•	SAP require that we calculate deferred income taxes differently than we would under GAAP.

•	SAP require that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.

Our insurance subsidiary must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The table below reconciles our consolidated GAAP net income to the statutory net income (loss) of UPC:

	Year Ended December 31,
	2009	2008	2007
Consolidated GAAP net income	$4,057	$33,419	$39,642
Increase (decrease) due to:
Commissions	(225)	5	73
Deferred income taxes	667	438	1,324
Deferred policy acquisition costs	652	(681)	233
Allowance for doubtful accounts	64	145	45
Assessments	(884)	(2,652)	99
Premium	—	443	(1,497)
Prepaid expenses	3	(92)	—
Interest accrued on takeout bonus income	—	1,238	(1,238)
Other, net	—	517	(123)
Operations of non-statutory subsidiaries	(12,383)	(23,869)	(27,070)

Statutory net income (loss) of UPC	$(8,049)	$8,911	$11,488

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of UPC:

	December 31,
	2009	2008
Consolidated GAAP stockholders’ equity	$48,071	$42,927
Increase (decrease) due to:
Deferred policy acquisition costs	(3,044)	(3,696)
Deferred income taxes	(809)	2
Investments	(1,457)	(1,764)
Non-admitted assets	(711)	(1,533)
Surplus debentures	19,706	20,000
Paid-in surplus	2,000	—
Provision for reinsurance	(663)	(398)
Equity of non-statutory subsidiaries	(16,862)	(6,020)
Commissions	1,879	2,104
Allowance for doubtful accounts	689	625
Assessments	1,573	2,457
Prepaid expenses	(89)	(92)
Other, net	62	63

Statutory surplus as regards policyholders of UPC	$50,345	$54,675

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

15.	Commitments and Contingencies

(a)	Litigation

We are involved in claims-related legal actions arising in the ordinary course of business. We accrue any amounts resulting from claims-related legal actions in Unpaid Losses and Loss Adjustment Expenses during the period in which we determine that an unfavorable outcome becomes probable and that we can estimate the amounts. Management revises our estimates based on its analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation.

We are not currently involved in any material non-claims-related litigation.

(b)	Regulatory and Other

See Note 12 for information regarding commitments related to long-term debt, and Note 14 for commitments related to regulatory actions.

16.	Leases

We lease office space and office equipment under operating leases. In June 2008, we entered into a new six-year operating lease agreement for office space for our corporate headquarters. The new lease provides us with an option for two renewal periods of five years each. The office equipment leases have various expiration dates. Lease expense amounted to $433, $241 and $123 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, our minimum future lease payments under non-cancellable operating leases are:

2010	411
2011	426
2012	411
2013	422
2014	288

17.	Related Party Transactions

Prior to consummation of the Merger on September 30, 2008, the owner of two independent insurance agencies that write our policies, Alpha Insurance Management and Comegys Insurance Corner, served on the Board of Directors (“Board” or “BOD”) of UIH. During 2008 and 2007, we incurred board fees and agents’ commissions related to the aforementioned agencies totaling $616 and $664, respectively. We paid commissions to these agencies based upon standard industry rates. After September 30, 2008, the owner of the aforementioned insurance agencies no longer served as a director, but remains a common stockholder.

We place private reinsurance through BMS Group, Ltd., a broker that employs a person that served as a UIH director until the close of the Merger. The reinsurers pay commissions to the broker determined in accordance with industry rates. After September 30, 2008, the aforementioned person no longer served as a director, but remains a common stockholder.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Effective October 8, 2003, we entered into an investment-management agreement with Synovus Trust Company, N.A. (“Synovus Trust”). The agreement remains in effect until terminated by either party. Synovus Financial Corporation (“Synovus”) owns Synovus Trust, which provides discretionary investment management services for the investment accounts of our subsidiaries. Synovus owned 14.6% of our outstanding common stock at December 31, 2009 and 2008. During 2009, 2008, and 2007, our subsidiaries incurred combined fees under the agreement of $109, $104 and $99, respectively.

At December 31, 2009 and 2008, we owed $4,327 to CB&T under a secured loan agreement executed in February 2007 (See Note 12(b) for details regarding the loan agreement). Synovus owns CB&T. Under the loan agreement, we incurred interest of $147, $754 and $2,956 for the years ended December 31, 2009, 2008 and 2007, respectively. CB&T charged us standard industry rates.

In March 2008, we amended our letter agreement with Raymond James Financial, Inc. (“RJF”), our investment banking advisor; the agreement that remained in effect until consummation of the Merger. A person that served as a director of UIH prior to the Merger, and who remains a common stockholder after the Merger, works for RJF as a managing director. During 2008, we incurred fees of $1,646 under the agreement that were related to the Merger; therefore, those fees were a portion of the amount by which we reduced equity for direct costs of the Merger. We incurred no fees in 2007 under the agreement.

In March 2008, we forgave notes receivable from certain officers in the amount of $100, plus accrued interest of $15.

During the first quarter of 2008, UIH’s Chairman of the Board exercised an option for $63 to purchase 258 additional membership units of UIH. No further UIH equity purchase options exist.

Our Chairman of the Board is also on the BOD of Prime. Prime issued us a note receivable in exchange for Prime common stock that we owned, as discussed in Note 5. During March 2009, we agreed to modify the note receivable from Prime by delaying the next payment date from May 1, 2009 to July 15, 2009; we received the $452 payment as scheduled on July 15, 2009. The note requires Prime to remit the remaining payment of approximately $402 on May 1, 2010. All other terms and conditions remain unchanged.

Two of our directors are among the owners of FMGI, which purchased warrants from us in a private placement prior to our IPO. As part of the Merger transaction, FMGI surrendered to us warrants to purchase 179,819 shares of our common stock, as well as 179,819 of our common stock shares it owned. We gave no consideration in exchange for the surrendered shares, which we cancelled.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC (“United Noteholders”). One of our directors owns an interest in United Noteholders, which two of our other directors manage. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors (See Note 12(c) for details regarding these notes). At December 31, 2009 and 2008, these notes totaled $7,674 and $7,489, respectively, net of $390 and $575 discount, respectively. For the years ended December 31, 2009 and 2008, total interest incurred related to these notes was $892 and $222, respectively, and total discount amortized related to these notes was $185 and $43, respectively.

FMGI made available to us a limited-recourse, revolving line of credit totaling $250. The revolving line of credit terminated upon the completion the Merger.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

18.	Employee Benefit Plan

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. Our contributions to the plan on behalf of the participating employees were $81, $80 and $73 for the years ended December 31, 2009, 2008 and 2007, respectively.

19.	Accumulated Other Comprehensive Income (Loss)

We report changes in other comprehensive income items within Comprehensive Income on the Consolidated Statements of Income, and we include Accumulated Other Comprehensive Income as a component of Stockholders’ Equity on the Consolidated Balance Sheets.

The table below details the components of Accumulated Other Comprehensive Income (Loss) at year end:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Balance at January 1, 2007	$(758)	$307	$(451)
Changes in net unrealized gain (loss) on investments	2,272	(880)	1,392
Reclassification adjustment for realized gains	(322)	125	(197)

Balance at December 31, 2007	1,192	(448)	744
Changes in net unrealized gain (loss) on investments	(2,465)	928	(1,537)
Reclassification adjustment for realized gains	(1,116)	419	(697)

Balance at December 31, 2008	(2,389)	899	(1,490)
Changes in net unrealized gain (loss) on investments	4,152	(1,580)	2,572
Reclassification adjustment for realized gains	(1,837)	699	(1,138)
Reclassification adjustment for recognized other-than-temporary impairments	1,878	(714)	1,164

Balance at December 31, 2009	$1,804	$(696)	$1,108

20.	Capital Transactions

Our Articles of Incorporation authorize us to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as the BOD may determine from time to time. As of December 31, 2009, we had not issued any shares of preferred stock.

During the first quarter of 2008, UIH’s Chairman of the Board exercised an option for $63 to purchase 258 additional membership units of UIH.

On September 29, 2008, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 20,000,000 to 50,000,000 with a $0.0001 par value per share.

See the section entitled Supplemental Cash Flows Information on our Consolidated Statements of Cash Flows regarding transactions relating to our capital stock that occurred in connection with the Merger with UIH on September 30, 2008.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

On March 25, 2009, the Compensation Committee of our BOD voted to award 12,500 shares of our common stock each to our CEO and our then CFO as a bonus for services performed. We valued the 25,000 total shares at $3.00 per share, which was the closing price of UIHC common stock on March 25, 2009, when the shares were authorized. As a result, we recorded $75 of compensation expense during the year ended December 31, 2009. We do not have a formal stock compensation program as of December 31, 2009.

We have a right to redeem outstanding warrants if the last sales price of the common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders. If we call the warrants for redemption, our management will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a “cashless basis.” If our management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering his, her or its warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. If we call our warrants for redemption and our management does not take advantage of the cashless-basis option, Pali Capital, Inc. (“Pali”) would still be entitled to exercise its 350,000 warrants for cash or on a cashless basis. The right of redemption does not apply to the private warrants held by FMGI, as discussed below.

FMGI holds warrants to purchase 1,070,181 shares of our common stock. As long as FMGI, or certain permitted assigns, hold these warrants, we cannot redeem the warrants and FMGI, or certain permitted assigns, can exercise the warrants on a “cashless” basis.

At December 31, 2009, we had warrants outstanding to purchase shares of our common stock with the following terms:

Number of Shares	Exercise Price	Expiration Date
7,077,375	$6.00	10/04/11
350,000 *	6.00	10/04/10

*	These warrants are part of unit purchase options owned by Pali. See the section entitled Supplemental Cash Flows Information for more details regarding the unit purchase options.

21.	Dividends and Distributions

We are a legal entity separate and distinct from our subsidiaries. As a holding company, we rely on cash received in the form of distributions, dividends and other permitted payments from our subsidiaries to meet our obligations. While there are no restrictions on distributions from UIHC, dividends from UPC have certain restrictions (see Note 14).

Prior to the Merger, and in accordance with the UIH Members Agreement, UIH provided cash distributions to each of its members on an annual basis to allow each member to pay any federal income tax which may have been owed on the taxable income attributable to the person/entity as a member of UIH. During 2008 and 2007, UIH paid tax distributions to its members totaling $16,225 and $8,281, respectively. During 2008 and 2007, UIH declared and paid $2,000 and $10,000 of non-tax-related distributions to UIH members. The Merger agreement specifically authorized the $2,000 non-tax-related distribution in 2008.

UNITED INSURANCE HOLDINGS CORP.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

See our Statements of Income and our Statements of Cash Flows for information regarding dividends declared and dividends paid, respectively. See Note 12(c) for additional information regarding restrictions on dividends or distributions imposed by the notes payable related to the Merger, and Note 14 for additional information regarding regulatory restrictions on dividends.

22.	Subsequent Events

On February 16, 2010, we paid the final installment of $4,327 plus accrued interest that was due on the CB&T note described in Note 12(b). We no longer have any amounts outstanding related to the CB&T note.

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in our financial statements. Beside those noted above, there are no additional matters which require disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We will include the response to this Item in our Proxy Statement for the 2010 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009 and is incorporated herein by reference.

Item 9A (T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the material information we are required to disclose in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the criteria set forth in the Internal Control-Integrated Framework, our management believes that as of December 31, 2009, our internal control over our financial reporting is effective.

Our independent registered public accounting firm, which has audited and reported on our consolidated financial statements contained in this Form 10-K, issued its written attestation report on our internal control over financial reporting and this report appears in Item 8 of this Form 10-K just prior to our consolidated financial statements.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2009, our management did not become aware of any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Because of the inherent limitations of internal controls, we do not expect our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that our objectives will be met. Further, no evaluation of controls can provide absolute assurance that we will prevent all misstatements due to error or fraud or that we will detect all control issues and instances of fraud, if any, within our company.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance.

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

CODE OF CONDUCT AND ETHICS

We have adopted a code of ethics (our Code of Conduct and Ethics) that applies to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer, in accordance with applicable federal securities laws. We have filed a copy of our Code of Conduct and Ethics with the SEC and it is listed as exhibit 14.1 to this Annual Report on Form 10-K. This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Conduct and Ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of provisions of our Code of Conduct and Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this annual report on Form 10-K. All other information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(1) Consolidated Financial Statements. In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the reports of the Independent Registered Public Accounting Firms.

(2) Financial Statement Schedules. Schedule I – Summary of Investments, Schedule IV – Reinsurance, and Schedule V – Valuation and Qualifying Accounts are filed as a part hereof along with the related reports of the Independent Registered Public Accounting Firms included in Part II, Item 8. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(3) Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed on the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Schedule I. Summary of Investments

UNITED INSURANCE HOLDINGS CORP.

December 31, 2009

(In thousands)

	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Fixed maturities:
Bonds:
United States Government, government agencies and authorities	$74,578	$74,594	$74,594
Public utilities	4,552	4,884	4,884
All other corporate bonds	44,190	46,083	46,083
Redeemable preferred stocks	2,600	2,459	2,459

Total fixed maturities	125,920	128,020	128,020

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	3,790	3,631	3,631
Nonredeemable preferred stocks	1,210	1,073	1,073

Total equity securities	5,000	4,704	4,704

Other long-term investments	300	300	300

Total investments	$131,220	$133,024	$133,024

Schedule IV. Reinsurance

UNITED INSURANCE HOLDINGS CORP.

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Direct Premiums Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Property and casualty insurance:
2009	$154,339	$91,979	$1,501	$63,861	2.4%
2008	135,887	59,251	5,669	82,305	6.9%
2007	145,050	58,511	—	86,539	0.0%

Schedule V. Valuation and Qualifying Accounts

UNITED INSURANCE HOLDINGS CORP.

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Uncollectible premium liability:
2009	$305	$83	$(18)	$370
2008	160	442	(297)	305
2007	70	163	(73)	160

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated August 15, 2008, by and among FMG Acquisition Corp., United Insurance Holdings, L.C. and United Subsidiary Corp. (included as Annex A to the proxy statement/prospectus included in the Form S-4 (Registration No. 333-150327), effective September 4, 2008 and incorporated herein by reference).

2.2	Amendment to Amended and Restated Agreement and Plan of Merger By and Among FMG Acquisition Corp., United Subsidiary Corp. and United Insurance Holdings, L.C., dated as of September 23, 2008 (included as exhibit 2.1 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

2.3	Second Amendment to Amended and Restated Agreement and Plan of Merger By and Among FMG Acquisition Corp., United Subsidiary Corp. and United Insurance Holdings, L.C., dated as of September 23, 2008 (included as exhibit 2.1 to the Form 10-Q, filed May 13, 2009, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as exhibit 3.1 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

3.2	Bylaws (included as exhibit 3.3 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

4.1	Specimen Unit Certificate (included as exhibit 4.1 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (included as exhibit 4.2 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

4.3	Specimen Warrant Certificate (included as exhibit 4.3 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

4.4	Form of Unit Purchase Option to be granted to Pali Capital, Inc. (included as exhibit 4.4 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

4.5	Letter Agreement, dated October 27, 2008, amending Unit Purchase Option granted to Pali Capital, Inc. (included as exhibit 10.1 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

4.6	Warrant Agreement dated October 4, 2007 between Continental Stock Transfer & Trust Company and the Registrant (included as exhibit 4.1 to the Form 8K, filed October 12, 2007, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein (included as exhibit 10.4 to the Form 8K, filed October 12, 2007, and incorporated herein by reference).

10.1	Investment Management Agreement between United Property & Casualty Insurance Company and Synovus Trust Company, dated October 8, 2003 (included as exhibit 10.18 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.2	PLA Assumption Agreement, dated December 3, 2003, by and between United Property & Casualty Insurance Company and Citizens Property Insurance Corporation (included as exhibit 10.15 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

Exhibit No.	Description
10.3	Policy Administration Services Agreement, as amended, between United Property & Casualty Insurance Company and West Point Underwriters, dated August 7, 2006 (included as exhibit 10.16 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.4	Insurance Capital Build-up Incentive Program Surplus Note between United Property & Casualty Insurance Company and the State Board of Administration of Florida (“SBA”) dated September 22, 2006 (included as exhibit 10.31 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.5	Term Promissory Note between United Insurance Holdings, L.C., United Insurance Management L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.20 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.6	Pledge and Security Agreement between United Insurance Holdings, L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.21 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.7	Security Agreement between United Insurance Holdings, L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.22 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.8	Security Agreement between United Insurance Management, L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.23 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.9	Subscription Agreement dated May 31, 2007 between FMG Acquisition Corp. and FMG Investors, LLC (included as exhibit 10.12 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.10	Form of Letter Agreement by and between the Registrant and Gordon G. Pratt (included as exhibit 10.4 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.11	Form of Letter Agreement by and between the Registrant and Larry G. Swets, Jr. (included as exhibit 10.5 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.12	Form of Letter Agreement by and between the Registrant and FMG Investors LLC (included as exhibit 10.6 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.13	Form of Letter Agreement by and between the Registrant and Thomas D. Sargent (included as exhibit 10.7 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.14	Form of Letter Agreement by and between the Registrant and David E. Sturgess (included as exhibit 10.8 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.15	Form of Letter Agreement by and between the Registrant and James R. Zuhlke (included as exhibit 10.9 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

10.16	Form of Letter Agreement by and between the Registrant and John Petry (included as exhibit 10.10 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

Exhibit No.	Description
10.17	Securities Escrow Agreement dated October 4, 2007 among FMG Acquisition Corp., the initial stockholders (including the initial warrant holder) named therein and Continental Stock Transfer & Trust Company (included as exhibit 10.3 to the Form 8K, filed October 12, 2007, and incorporated herein by reference).

10.18	Master Business Process Outsourcing Services Agreement between United Insurance Management, LLC and Computer Sciences Corporation, dated March 11, 2008 (included as exhibit 10.24 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.19	Letter Agreements dated May 27, 2008 amending Loan agreement between United Insurance Holdings, L.C., United Insurance Management L.C. and Columbus Bank and Trust Company (“CB&T”), First Modification Agreement to Loan Agreement dated March 13, 2008 and Loan Agreement between United Insurance Management L.C., United Insurance Holdings L.C. and Columbus Bank and Trust Company, dated February 8, 2007 (included as exhibit 10.19 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

10.20	Lease Agreement between United Insurance Management, L.C. and Osprey S.P. Properties, LLC, dated June 3, 2008 (included as exhibit 10.33 to the Form S-4/A (Registration No. 333-150327), filed July 8, 2008, and incorporated herein by reference).

10.21	Second Modification to Loan Agreement between United Insurance Holdings, L.C., United Insurance Management L.C. and Columbus Bank and Trust Company, dated August 11, 2008 (included as exhibit 10.34 to the Form S-4/A (Registration No. 333-150327), filed August 18, 2008, and incorporated herein by reference).

10.22	Form of Note Purchase Agreement between the Registrant and the Purchasers (included as exhibit 10.35 to the Form S-4/A (Registration No. 333-150327), filed August 18, 2008, and incorporated herein by reference).

10.23	Form of Promissory Note issued by FMG Acquisition Corp. to those parties to that certain Note Purchase Agreement dated August 15, 2008 (included as exhibit 10.8 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

10.24	Form of Stock Purchase Agreements between FMG Acquisition Corp. and Certain Stockholders (included as exhibit 10.2 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

10.25	Addendum Number One to Insurance Capital Build-Up Incentive Program Surplus Note, dated November 7, 2008 and effective July 1, 2008, between the State Board of Administration of Florida and United Property & Casualty Insurance Company (included as exhibit 10.1 to the Form 8-K, filed November 12, 2008, and incorporated herein by reference).

10.26	Assumption Agreement between United Property & Casualty Insurance Company and Citizens Property Insurance Corporation, dated August 27, 2008 (included as exhibit 10.31 to the Form 10-K/A, filed March 31, 2009, and incorporated herein by reference).

10.27	Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Holdings, L.C., United Insurance Management, L.C., Skyway Claims Services, LLC, and United Property & Casualty Insurance Company, dated October 1, 2008 (included as exhibit 10.32 to the Form 10-K/A, filed March 31, 2009, and incorporated herein by reference).

10.28	Third Modification to Loan Agreement between United Insurance Holdings, L.C., United Insurance Management L.C. and Columbus Bank and Trust Company, dated May 5, 2009 (included as exhibit 10.1 to the Form 10-Q, filed May 13, 2009, and incorporated herein by reference).

Exhibit No.	Description
10.29	Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2009 (included as exhibit 10.1 to the Form 10-Q, filed August 13, 2009, and incorporated herein by reference).

10.30	Form of the Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2009 and including Addenda 1, 2, 4 and 5 (included as exhibit 10.2 to the Form 10-Q, filed August 13, 2009, and incorporated herein by reference).

10.31	Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2009 (included as exhibit 10.3 to the Form 10-Q, filed August 13, 2009, and incorporated herein by reference).

10.32	Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2009 (included as exhibit 10.4 to the Form 10-Q, filed August 13, 2009, and incorporated herein by reference).

14.1	Code of Conduct and Ethics (included as exhibit 14 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

16.1	Letter of DeMeo, Young, McGrath dated April 24, 2009 (included as exhibit 16.1 to the Form 8-K, filed April 24, 2009, and incorporated herein by reference).

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of McGladrey & Pullen LLP.

23.2	Consent of DeMeo, Young, McGrath.

24.1	Power of Attorney (included on Signature Page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date: March 25, 2010

	By:	/s/ Donald J. Cronin
	Name:	Donald J. Cronin
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

/s/ Donald J. Cronin Donald J. Cronin	Chief Executive Officer, President and Director (principal executive officer)	March 25, 2010

/s/ Joseph R. Peiso Joseph R. Peiso	Chief Financial Officer (principal financial and accounting officer)	March 25, 2010

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board and Director	March 25, 2010

/s/ Gordon G. Pratt Gordon G. Pratt	Vice Chairman of the Board and Director	March 25, 2010

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Director	March 25, 2010

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 25, 2010

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 25, 2010

/s/ James R. Zuhlke James R. Zuhlke	Director	March 25, 2010