Form 10-Q
period 2010-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2010-05-12
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010, 10,573,932 shares of common stock, par value $0.0001 per share, were issued and outstanding.

UNITED INSURANCE HOLDINGS CORP.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

In thousands, except share and par value amounts

	March 31, 2010	December 31, 2009
	Unaudited
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $112,247 and $125,920, respectively)	$115,343	$128,020
Equity securities (adjusted cost of $5,000)	4,834	4,704
Other long-term investments	300	300

Total investments	120,477	133,024

Cash and cash equivalents	39,171	27,086
Accrued investment income	1,025	1,119
Premiums receivable, net of allowances for credit losses of $377 and $370, respectively	8,067	7,544
Reinsurance recoverable on paid and unpaid losses	30,135	25,477
Prepaid reinsurance premiums	18,417	40,285
Deferred policy acquisition costs	8,696	9,256
Other assets	6,401	3,967

Total Assets	$232,389	$247,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$48,652	$44,112
Unearned premiums	71,312	73,831
Reinsurance payable	15,309	28,162
Other liabilities	15,663	12,154
Notes payable, net of unamortized debt discount of $773 and $885, respectively	36,919	41,428

Total Liabilities	187,855	199,687

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2010 and 2009	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 issued and outstanding for 2010 and 2009	1	1
Additional paid-in capital	75	75
Accumulated other comprehensive income	1,799	1,108
Retained earnings	42,659	46,887

Total Stockholders’ Equity	44,534	48,071

Total Liabilities and Stockholders’ Equity	$232,389	$247,758

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Income

(Unaudited)

In thousands, except share and per share amounts

	Three Months Ended March 31,
	2010	2009
REVENUE:
Gross premiums written	$35,567	$37,031
Gross premiums ceded	(1,525)	(1,901)

Net premiums written	34,042	35,130
Decrease (increase) in net unearned premiums	(19,349)	(13,588)

Net premiums earned	14,693	21,542
Net investment income (loss), including net realized gains (losses)	1,034	(1,291)
Other revenue	1,221	1,733

Total revenue	16,948	21,984

EXPENSES:
Losses and loss adjustment expenses	12,469	7,201
Policy acquisition costs	5,654	4,928
Operating, general and administrative expenses	3,756	4,100
Interest expense	1,091	754

Total expenses	22,970	16,983

Income (loss) before income taxes	(6,022)	5,001
Provision for (benefit from) income taxes	(2,323)	1,876

Net income (loss)	$(3,699)	$3,125

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized holding gain (loss) on investments	1,112	(1,436)
Reclassification adjustment for net realized investment losses	14	808
Reclassification adjustment for recognized other-than-temporary impairments	—	1,878
Income tax expense related to items of other comprehensive income	(435)	(460)

Total comprehensive income (loss)	$(3,008)	$3,915

Weighted average shares outstanding
Basic and diluted	10,573,932	10,550,876

Earnings (loss) per share
Basic and diluted	$(0.35)	$0.30

Dividends declared per share	$0.05	$—

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands, except share amounts

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(3,699)	$3,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	310
Net realized investment losses	14	2,686
Amortization of discount on notes payable	112	98
Provision for uncollectible premiums	7	44
Deferred income taxes, net	(1,566)	(131)
Stock-based compensation	—	75
Changes in operating assets and liabilities
Accrued investment income	94	(68)
Premiums receivable	(530)	(637)
Reinsurance recoverable on paid and unpaid losses	(4,658)	2,436
Prepaid reinsurance premiums	21,868	12,932
Deferred policy acquisition costs, net	560	(717)
Other assets	(1,442)	509
Unpaid losses and loss adjustment expenses	4,540	(2,003)
Unearned premiums	(2,519)	657
Reinsurance payable	(12,853)	(7,302)
Other liabilities	5,899	4,213

Net cash provided by operating activities	6,080	16,227

INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	13,496	6,428
Purchases of investments available for sale	—	(6,965)
Cost of property and equipment acquired	(57)	—
Cost of capitalized software acquired	—	(55)

Net cash provided by (used in) investing activities	13,439	(592)

FINANCING ACTIVITIES
Repayments of borrowings	(4,621)	—
Bank overdrafts	(2,813)	48

Net cash provided by (used in) financing activities	(7,434)	48

Increase in cash	12,085	15,683
Cash and cash equivalents at beginning of period	27,086	29,494

Cash and cash equivalents at end of period	$39,171	$45,177

Supplemental Cash Flows Information
Cash Paid During The Period:
Interest	$190	$143

Income taxes	$—	$825

Continued on next page

UNITED INSURANCE HOLDINGS CORP.

Supplemental Cash Flows Information, Continued

In thousands, except share amounts

During the first quarter of 2009, we issued a total of 25,000 shares of common stock to two of our officers in exchange for services performed. We recorded $75 of expense related to the transaction.

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

1) ORGANIZATION AND BUSINESS

United Insurance Holdings Corp. (UIHC, we, us, our), formerly known as FMG Acquisition Corp. (FMG), was formed under the laws of the State of Delaware. Through our wholly-owned UIH subsidiary, and UIH’s three wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida. The three subsidiaries of UIH include United Property & Casualty Insurance Company (UPC), United Insurance Management, L.C. (UIM) and Skyway Claims Services, LLC. We operate under one business segment, and we include all of our subsidiaries in our unaudited condensed consolidated interim financial statements.

2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Presentation and Consolidation

We prepared the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009, which we derived from audited consolidated financial statements, and the unaudited condensed consolidated interim financial statements in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have condensed or omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, reinsurance recoverable, deferred policy acquisition costs, and investments.

We include all of our subsidiaries in our condensed consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

We reclassified certain amounts in the 2009 financial statements to conform to the 2010 presentation. These reclassifications had no impact on our results of operations or stockholders’ equity as previously reported.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheet as of March 31, 2010, our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for all periods presented. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included within our Annual Report filed on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

b) Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2009 Form 10-K.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2010 and December 31, 2009 because of their short-term nature: Cash and Cash Equivalents, Accrued Investment Income, Premiums Receivable, Reinsurance Recoverable, Reinsurance Payable, and Accounts Payable and Accrued Expenses. The carrying amounts of Notes Payable also approximate their fair value as they are either variable in nature or are payable in less than two years.

3) Application of Recent Accounting Standards

a) Recently Adopted Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. In SFAS No. 166, the FASB improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets, which incorporated SFAS No. 166 into the ASC. We adopted ASU No. 2009-16 as of January 1, 2010, and our adoption of the changes to the ASC made by ASU No. 2009-16 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). In SFAS No. 167, the FASB replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and requires additional disclosures about an enterprise’s involvement in variable interest entities. In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810), which incorporated SFAS No. 167 into the ASC. We adopted ASU No. 2009-17 as of January 1, 2010, and our adoption of the changes to the ASC made by ASU No. 2009-17 did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The amendments in ASU 2010-06 add some new disclosures regarding fair value measurements, including information regarding transfers into and out of Level 1 and Level 2, and information about purchases, sales, issuances and settlements in Level 3 measurements. The amendments also clarify certain existing disclosure requirements. The amendments related to the activities in Level 3 measurements shall be effective for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years; we adopted all other amendments as of January 1, 2010. Our adoption of the portions of ASU No. 2010-06 that have already become effective did not have a material effect on our consolidated financial statements, though it expanded our associated disclosures.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

b) Accounting Standards Updates to be Adopted

As discussed above, ASU No. 2010-06 added new disclosures related to activity in Level 3 measurements that become effective for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Our adoption of this portion of ASU No. 2010-06 will not have a material effect on our consolidated financial statements.

4) INVESTMENTS

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or amortized cost of the security sold. We determine the cost or amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the three-month period ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	Losses	Fair Value at Sale	Losses	Fair Value at Sale
Fixed maturities	$(14)	$6,996	$(6)	$1,494
Equity securities	—	—	(802)	934

Total realized investment losses	(14)	6,996	(808)	2,428

During the three months ended March 31, 2009, we recorded an other-than-temporary impairment (OTTI) charge of $1,878 after determining that impairments related to certain of our equity investments were other-than-temporary. Since we incurred the OTTI charge on our equity securities, we recorded the OTTI amount in our Consolidated Statements of Income. We have never recorded OTTI amounts in Accumulated Other Comprehensive Income.

The following table details the difference between cost or amortized cost and estimated fair value, by major investment category, at March 31, 2010, and December 31, 2009:

	Adjusted Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
U.S. government and agency securities	$61,957	$290	$27	$62,220
Corporate securities	47,688	2,998	72	50,614
Redeemable preferred stocks	2,602	9	102	2,509

Total fixed maturities	112,247	3,297	201	115,343

Common stocks	3,790	120	180	3,730
Nonredeemable preferred stocks	1,210	—	106	1,104

Total equity securities	5,000	120	286	4,834
Other long-term investments	300	—	—	300

Total investments	$117,547	$3,417	$487	$120,477

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

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

The table below summarizes our fixed maturities at March 31, 2010, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2010
	Cost or Amortized Cost	Fair Value
Due in one year or less	$40,906	$41,187
Due after one year through five years	40,872	42,111
Due after five years through ten years	26,373	27,953
Due after ten years	4,096	4,092

Total	$112,247	$115,343

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2010	2009
Fixed maturities	$963	$1,240
Equity securities	48	80
Cash, cash equivalents and short-term investments	37	75
Net realized investment losses	(14)	(808)
Other-than-temporary impairments	—	(1,878)

Net investment income	1,034	(1,291)
Investment expenses	(73)	(73)

Net investment income, less investment expenses	$961	$(1,364)

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
March 31, 2010
U.S. government and agency securities	6	$27	$19,462	—	—	—
Corporate securities	—	—	—	2	$72	$1,963
Redeemable preferred stocks	—	—	—	13	102	1,892

Total fixed maturities	6	27	19,642	15	174	3,855

Common stocks	—	—	—	14	180	2,422
Nonredeemable preferred stocks	—	—	—	6	106	1,104

Total equity securities	—	—	—	20	286	3,526

Total	6	$27	$19,642	35	$460	$7,381

December 31, 2009
U.S. government and agency securities	12	$177	$32,991	—	$—	$—
Corporate securities	1	14	1,038	2	243	1,793
Redeemable preferred stocks	—	—	—	12	146	1,836

Total fixed maturities	13	191	34,029	14	389	3,629

Common stocks	1	15	87	14	237	2,338
Nonredeemable preferred stocks	—	—	—	6	137	1,073

Total equity securities	1	15	87	20	374	3,411

Total	14	$206	$34,116	34	$763	$7,040

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. For both the debt and equity securities we own, we noted that many of those for which we did not recognize an OTTI charge had experienced increases in value during the recent recovery in the securities markets, and that the issuers had stable financial histories and remained financially stable in the current economic environment. We neither intended to sell nor was it likely that we would be required to sell the debt securities before we recovered our amortized cost basis, and all issuers continue to make interest payments on a timely basis. All the issuers of the equity securities we own had promising near-term prospects that indicated we could recover our cost basis, and that we also had the ability and the intent to hold these securities until their value exceeds their cost.

The following table presents the fair value measurements of our financial instruments by level at March 31, 2010:

	Total	Level 1	Level 2	Level 3
U.S. government and agency securities	$62,220	$17,987	$44,233	—
Corporate securities	50,614	—	50,614	—
Redeemable preferred stocks	2,509	2,509	—	—

Total fixed maturities	115,343	20,496	94,847	—

Common stocks	3,730	3,730	—	—
Nonredeemable preferred stocks	1,104	1,104	—	—

Total equity securities	4,834	4,834	—	—
Other long-term investments	300	300	—	—

Total investments	$120,477	$25,630	$94,847	—

For our investments in U.S. government securities, agency securities and corporate bonds, we obtain the fair values from Synovus Trust Company, NA (Synovus Trust), which uses a third-party valuation service (the Valuation Service). In our case, the Valuation Service calculates prices for our investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the Valuation Service uses to price U.S. government securities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the Valuation Service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve at 3 p.m. (ET). A special cash-discounting yield/price routine then calculates the prices. Since the inputs the Valuation Service uses in their calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

5) EARNINGS PER SHARE

The only potentially dilutive securities we have outstanding are a unit purchase option and warrants.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

The outstanding unit purchase option is an option for 350,000 units; each unit consists of a share of common stock and a warrant to purchase a share of common stock. We also have 7,077,375 warrants outstanding, excluding the warrants issuable as part of the 350,000 units mentioned above; each warrant can be exercised for one share of common stock. For the three months ended March 31, 2010 and 2009, the unit purchase option and the warrants were anti-dilutive.

6) REINSURANCE

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance contracts, we remain liable for the entire insured loss.

Our catastrophe reinsurance contracts provide us coverage against severe weather events. We entered into excess-of-loss contracts with a group of private reinsurers and with the Florida Hurricane Catastrophe Fund (FHCF). The private contract provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The contract with the FHCF only provides coverage against any storm that the National Hurricane Center designates as a hurricane at landfall. We made no changes to the terms of our current reinsurance contracts as we disclosed those terms in our 2009 Form 10-K.

For our recently-discontinued Garage program, we entered into quota share reinsurance contracts for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share contract after July 31, 2009. We recognized commission revenue on our previous quota share contracts totaling $30 and $143 for the three months ended March 31, 2010 and 2009, respectively.

We write flood insurance under contract with the National Flood Insurance Program (NFIP). We cede 100% of the premiums written and 100% of risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $234 and $198 for the three months ended March 31, 2010 and 2009, respectively.

The table below summarizes the amounts of our written premiums ceded under the various types of contracts:

	Three Months Ended March 31,
	2010	2009
Excess-of-loss	$243	$384
Quota share	9	(650)
Flood	(1,777)	(1,635)

Total gross premiums ceded	$(1,525)	$(1,901)

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

We amortize our prepaid reinsurance premiums over the annual contract period, and we record that amortization in Decrease (Increase) in Net Unearned Premiums on our unaudited Condensed Consolidated Statements of Income. The table below depicts the components of that line item:

	Three Months Ended March 31,
	2010	2009
Decrease (increase) in gross unearned premiums	$2,519	$(656)
Increase (decrease) in ceded unearned premiums	(21,868)	(12,932)

Decrease (increase) in net unearned premiums	$(19,349)	$(13,588)

7) POLICY ASSUMPTIONS

We are not a reinsurance entity; however, we occasionally supplement the natural growth of our book of business by assuming policies.

We conducted three policy assumptions under a 2008 assumption agreement with Citizens Property Insurance Corporation (Citizens) that terminated during the first quarter of 2010. For the three-month periods ended March 31, 2010 and 2009, we recorded $(17) and $2,489 of written premium assumed, respectively, and $23 and $398 of assumed commissions incurred, respectively, on those policies. The amount of written premium assumed and assumed commission expense we record related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations.

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

b) Other

On September 29, 2008, we issued notes (the Merger Notes) pursuant to a note purchase agreement dated as of August 15, 2008 (the Note Purchase Agreement). In the note purchase agreement, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that could cause our aggregate debt balance to exceed $58,300, which includes the $18,300 incurred under this note agreement and excludes the $20,000 State Board of Administration of Florida (SBA) note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that could reduce consolidated net worth, as defined in the note agreement, to less than $45,000. We were in compliance with the terms of the covenants at March 31, 2010. See Note 13 for additional information regarding the Merger Notes.

Our note payable to the SBA, as amended, requires us to meet certain covenants, the violation of which could cause an event of default. Among others, these covenants include maintaining statutory surplus above $50,000, refraining from the payment of

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

dividends when principal and/or interest payments related to the note are past due, and maintaining a minimum writing ratio. We were in compliance with the terms of the covenants at March 31, 2010, except for the writing ratio. Because we did not meet the writing ratio, we will incur a 25 basis point interest penalty each quarter until we meet the writing ratio.

9) RELATED PARTY TRANSACTIONS

Effective October 8, 2003, we entered into an investment-management agreement with Synovus Trust. The agreement remains in effect until terminated by either party. Synovus Financial Corporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. Synovus owned 14.6% of our common stock outstanding at March 31, 2010. Our subsidiaries incurred combined fees under the agreement of $59 and $62 for the three months ended March 31, 2010 and 2009, respectively.

At December 31, 2009, we owed $4,327 to Columbus Bank & Trust Company (CB&T), a bank owned by Synovus. We paid the loan in full in February 2010. Under the loan agreement, we incurred interest of $19 and $37 for the three months ended March 31, 2010 and 2009, respectively. CB&T charged us standard industry interest rates.

Our Chairman of the Board is also a director of Prime Holdings Insurance Services, Inc. (Prime). During March 2009, we agreed to modify the note receivable from Prime by delaying the payment due on May 1, 2009 to July 15, 2009; we received the $452 payment as scheduled on July 15, 2009, and we received the final payment of $402 on May 4, 2010.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors. At March 31, 2010, these notes totaled $7,724, net of $341 discount. For the three-month periods ended March 31, 2010 and 2009, total interest incurred related to these notes was $222 and $227, respectively, and total discount amortized related to these notes was $49 and $43, respectively. We paid these notes in full on May 5, 2010. See Note 13 for more details.

10) REGULATORY REQUIREMENTS AND RESTRICTIONS

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers’ ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments.

Citizens and the Florida Insurance Guaranty Association (FIGA) can levy assessments upon UPC. Citizens uses assessments to cover operating deficiencies, while FIGA uses assessments to cover the claims of policyholders of Florida insurance companies that became insolvent. While we can recover these assessments from policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements. During the three months ended March 31, 2010, we did not have any new or additional assessments from Citizens or FIGA.

Florida law requires that UPC maintain statutory surplus, also known as surplus as regards policyholders, equal to the greater of 10% of its total liabilities or $4,000. At March 31, 2010, UPC’s surplus as to policyholders exceeded the minimum requirements. State law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at March 31, 2010.

The National Association of Insurance Commissioners (NAIC) published risk-based capital (RBC) standards for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida, have adopted the NAIC standards, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida Office of Insurance Regulation (OIR) could require an insurer to cease operations in the event it fails to maintain the required statutory capital.

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the OIR and the amount of dividends or distributions that would require prior approval of the OIR. Statutory RBC requirements may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

Because UPC issued a surplus note as defined by statutory accounting principles (SAP), UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the OIR.

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

Surplus as regards policyholders was $50,203 and $50,345 at March 31, 2010 and December 31, 2009, respectively. Statutory net loss at our insurance subsidiary was $4,953 and $884 for the three months ended March 31, 2010 and 2009, respectively.

11) ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within Comprehensive Income on the Condensed Consolidated Statements of Income, and we include Accumulated Other Comprehensive Income as a component of Stockholders’ Equity on the Condensed Consolidated Balance Sheets.

The table below details the components of Accumulated Other Comprehensive Income at March 31, 2010:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Balance at December 31, 2009	$1,804	$(696)	$1,108
Changes in net unrealized gain on investments	1,112	(430)	682
Reclassification adjustment for realized losses	14	(5)	9

Balance at March 31, 2010	2,930	(1,131)	1,799

UNITED INSURANCE HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

In thousands, except share and per share amounts

12) EQUITY TRANSACTIONS

On March 25, 2009, the Compensation & Benefits Committee of our Board of Directors (BOD) voted to award 12,500 shares of our common stock each to our CEO and former CFO as a bonus for services performed. We valued the 25,000 total shares at $3.00 per share, which was the closing price of UIHC common stock on March 25, 2009, when the shares were authorized. As a result, we recorded $75 of compensation expense during the three months ended March 31, 2009. We do not have a formal stock compensation program.

On March 25, 2010, our BOD declared a $0.05 per share dividend. We paid the $529 dividend on April 15, 2010 to shareholders of record on March 31, 2010.

13) SUBSEQUENT EVENTS

Effective as of April 30, 2010, we entered into a Consent and Waiver with each holder of our Merger Notes (the Holders). One of the Holders, United Noteholders LLC, is owned in part by one of our directors and managed by two of our other directors. The Consent and Waiver, which modified the terms and conditions of the Note Purchase Agreement, provided that we could redeem the Merger Notes prior to maturity for a cash payment equivalent to par plus accrued interest (the Note Prepayment). The Consent and Waiver also provided that the Holders waive any breach by us of the terms and conditions of the Note Purchase Agreement arising out of or based upon our payment to the Holders of their specified portion of the Note Prepayment prior to maturity. The Consent and Waiver also provided that, upon the receipt by each Holder of their specified portion of the amount of the Note Prepayment, the promissory note issued to each Holder pursuant to the Note Purchase Agreement shall be paid in full and we shall have no further obligations to the Holders pursuant to the Note Purchase Agreement and the related promissory notes.

On May 5, 2010, we paid the $18,475 Note Prepayment, remitting each Holder such Holder’s specified portion of the total amount. Accordingly, the Note Purchase Agreement terminated and the Merger Notes issued pursuant thereto were deemed paid in full.

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. Beside those noted above, no additional matters require disclosure.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q for the three months ended March 31, 2010 (Form 10-Q) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses and loss adjustment expenses (unpaid losses) on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and other accounting policies, losses and loss adjustment expenses (losses) from the hurricanes that occurred in 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for losses and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; our ability to maintain compliance with financial covenants in our debt agreements; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); and acts of war and terrorist activities. For additional information, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 25, 2010.

We caution you not to place reliance on these forward-looking statements, which are valid only as of the date in this report. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP); which prescribes when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. We continuously evaluate these estimates and assumptions based on a variety of factors; therefore, actual results could be materially different than our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2010, we reassessed our critical accounting policies and estimates as disclosed within our 2009 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

UNITED INSURANCE HOLDINGS CORP.

RECENT ACCOUNTING STANDARDS

See Note 3 to our unaudited condensed consolidated interim financial statements for a discussion of recently-issued accounting standards.

OUR BUSINESS

We, United Insurance Holdings Corp. (UIHC, United, we, our, us), write and service property and casualty insurance lines in Florida through our insurance subsidiary, United Property & Casualty Insurance Company (UPC). We offer standardized policies and we price our policies using rates approved by the Florida Office of Insurance Regulation (OIR).

Our homeowner policies, including dwelling policies, provide coverage for a broad range of exposures, and include coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners. We also write flood insurance (Flood) through the National Flood Insurance Program. We earn a commission on our Flood policies; however, we retain no risk of loss.

To reach a broad range of prospective policyholders, we use numerous agents to produce policies for us (which we refer to as “direct” policies), and we also assume policies from Citizens Property Insurance Corporation (Citizens). We directly wrote approximately 83% of our homeowner in-force policies as of March 31, 2010, and we assumed the remaining 17% from Citizens. At March 31, 2010, we had approximately 90,000 homeowner policyholders.

During 2009, we discontinued our auto-service professionals’ commercial product (Garage) policies, which represented approximately 1%, 4% and 3% of our gross premiums written for 2009, 2008 and 2007, respectively. After May 31, 2009, we did not renew any of our Garage policies; however, policies in force as of May 31, 2009 will continue in force until they expire on various dates through May 31, 2010.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes appearing elsewhere herein, and in conjunction with the section entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2009 Form 10-K.

ANALYSIS OF FINANCIAL CONDITION FOR MARCH 31, 2010 AND DECEMBER 31, 2009

Total Investments

We classify all of our investments as available-for-sale. Our investments at March 31, 2010, and at December 31, 2009, consist mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Most of the corporate bonds we hold were issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. At March 31, 2010, approximately 83% of our fixed-maturities are U.S. Treasuries or corporate bonds rated “A” or better; 16% are corporate bonds rated “BBB”, and the remaining 1% are corporate bonds rated “B”. Our equity holdings reflect a similar diversification, as most of our holdings were issued by companies in the energy, healthcare, industrial, consumer products and technology sectors.

UNITED INSURANCE HOLDINGS CORP.

At March 31, 2010, our investment portfolio reflected $2.9 million of net unrealized gains compared to $1.8 million of net unrealized gains at December 31, 2009. The overall $1.1 million increase in our net unrealized gains continues to reflect the overall improvement in market conditions that began during 2009. Gross unrealized gains of $3.3 million on fixed maturities represent the substantial portion of the $2.9 million of net unrealized gains, with $0.2 million of gross unrealized losses on fixed maturities, $0.1 million gross unrealized gains on equity securities and $0.3 million of gross unrealized losses on equity securities offsetting. At March 31, 2010, we had gross unrealized losses of $0.5 million for a period of twelve months or greater. Approximately $0.2 million of gross unrealized losses were related to 15 fixed maturities for which we have no plan to sell and for which we expect to fully recover our cost basis. The other 20 securities are equity securities totaling $0.3 million of unrealized loss. We evaluated these securities using the criteria discussed in the CRITICAL ACCOUNTING POLICIES AND ESTIMATES section in our 2009 Form 10-K and we determined that none were other-than-temporarily impaired at March 31, 2010.

As required by the OIR, we have invested in a certificate of deposit to secure the payment of our claims. We recorded the $0.3 million certificate of deposit, which automatically renews every twelve months, in our other long-term investments at March 31, 2010 and December 31, 2009.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Net Premiums Earned

Net premiums earned decreased to $14.7 million from $21.5 million in the first quarter of 2009, primarily the result of higher reinsurance costs associated with the 2009–2010 reinsurance contracts, which increased $33.8 million over the 2008–2009 reinsurance contracts. The higher reinsurance costs will continue to impact net premiums earned until May 2010, when the current contracts expire. We are currently negotiating the reinsurance contracts for the 2010–2011 storm season, so we do not yet know the financial impact those contracts will have on our results of operations for the remainder of the year.

Net Investment Income

The $2.3 million improvement in our net investment income primarily resulted because we recognized an OTTI charge of $1.9 million in the first quarter of 2009, but none of our securities were other-than-temporarily impaired in the first quarter of 2010. The remaining improvement in our net investment income was mainly the result of a decline in losses realized on investment dispositions. We sold several equity securities at a loss in the first quarter of 2009, whereas we only sold a portion of one security in the first quarter of 2010 that resulted in an immaterial loss.

Other Revenue

By December 31, 2009, we had recovered substantially all of the assessments imposed upon us in 2006, and more than half the assessment imposed upon us in 2007; therefore, during the first quarter of 2010 we recovered $0.6 million less on these assessments than we did during the first quarter of 2009. In October 2009, FIGA imposed another $1.0 million assessment upon us, which we began recovering during the first quarter of 2010. We have collected $0.1 million of the 2009 assessment as of March 31, 2010, and we expect the continuing recovery of this new assessment to continue to positively impact Other Revenue throughout the remainder of 2010. See Note 10 for further information regarding assessments.

UNITED INSURANCE HOLDINGS CORP.

Losses and Loss Adjustment Expenses

We noted an increase in various types of loss activity during the first quarter. The activity is not restricted to any particular niche or segment of our book of business, except that our analysis does indicate loss activity increased disproportionately in Miami-Dade, Broward and Palm Beach counties.

Water-related incidents continue to be our major cause of loss, causing approximately $2.1 million of the overall increase in losses. Policyholders reported 245 water-pipe claims in the first quarter of 2010, while we only received 248 water-pipe claims in the first six months of 2009. The abnormally cold winter in Florida caused a spike in broken or burst water-pipe claims, resulting in $1.1 million of the $2.1 million increase in water-related claims.

An increase in fire claims that we first detected late in 2009 continued into 2010. Policyholders reported 39 fire claims during the first quarter, while we only received 34 fire claims during the first six months of 2009. In particular, we experienced one large fire loss of $0.9 million during the first quarter. Fire claims in total increased by approximately $1.3 million.

In addition to increased fire and water-related losses, we noted a $0.3 million increase in sinkhole claims, a $0.3 million increase in wind-related claims, and a $0.2 million increase in vandalism claims. Individually insignificant changes in numerous other claim types caused the remainder of the $5.3 million overall increase in our losses.

Policy Acquisition Costs

Policy acquisition costs increased to $5.7 million in the first quarter of 2010 compared to $4.9 million in the comparable period of the prior year, primarily due to an increase in policy administration fees and agents’ commissions. Policy administration fees increased because our former policy administrator was still processing policies for us in the first quarter of 2009 and they charged us less per policy than what our current policy administrator charges us. Agents’ commissions increased due to the strong growth in premium writings that occurred in the first half of 2009.

Operating, General and Administrative Expenses

In the first quarter of 2009, we granted bonuses to executive management for their performance in the 2008 fiscal year. The bonuses exceeded the amount we had accrued during 2008 for employee bonuses by approximately $0.3 million. We did not grant any employee bonuses for the 2009 fiscal year in 2009 or during the first quarter of 2010. The lack of additional bonus cost caused the improvement in Operating, General and Administrative Expenses.

Interest Expense

The FHCF charged us an interest penalty of $0.3 million because we underpaid our 2006 FHCF premium by $0.8 million. The interest charge covered the period from December 2006 through March 2010, when the FHCF sent us a final invoice for the 2006 contract year.

UNITED INSURANCE HOLDINGS CORP.

LIQUIDITY AND CAPITAL RESOURCES

Primarily, we obtain cash through premium collections, reinsurance recoveries, investment income and the sale or maturity of invested assets. We mainly use our cash to pay claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments.

A catastrophe like a hurricane or tropical storm that impacts any territory we insure may have an adverse impact on our liquidity and results of operations. Each year, we purchase reinsurance for hurricane and non-hurricane catastrophes. Despite the protection our reinsurance provides, our results of operations could be materially and adversely impacted by a future catastrophe as well as the accumulation of losses from smaller weather-related events in a fiscal quarter or year. While we believe our underwriting strategies as well as our reinsurance program limit the severity of future losses, we continue to be exposed to catastrophic losses that may exceed the limits of our reinsurance program.

We do not conduct any business operations of our own; UPC, United Insurance Management, L.C. (UIM) and Skyway Claims Services, LLC conduct the business operations of the consolidated group. As a result, we rely on cash dividends or inter-company loans from UIM to meet our debt-payment obligations and to pay our general and administrative expenses. The OIR heavily regulates UPC, including restricting any dividends paid by UPC and requiring approval of any management fee UPC pays to UIM for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may therefore pay us dividends from any positive net cash flows that they generate. UIM pays us dividends primarily using cash from the collection of management fees from UPC, pursuant to a management agreement in effect between those entities.

During the first quarter of 2010, our operations generated cash of $6.1 million, or approximately $10.1 million less than during the same period in 2009. The cash generated by our operating activities resulted primarily from the collection of premiums in advance of the payment of claims. The decrease in cash generated by operating activities is largely the result of a $5.8 million increase in reinsurance premiums paid and a $2.4 million increase in losses paid. We remitted our final $13.5 million reinsurance payment related to the 2009-2010 contract year on April 1, 2010.

During the first quarter of 2010, our investing activities generated $13.4 million of cash because we sold some invested assets in anticipation of making our reinsurance payment on April 1, 2010.

Our financing activities used $7.4 million of cash because we paid off our $4.3 million note payable to Columbus Bank and Trust, we reduced our bank overdrafts by $2.8 million, and we made a $0.3 million principal payment on our note payable to the SBA.

The SBA note requires UPC to maintain $50 million of surplus as regards policyholders, and provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note. We have not defaulted on the note; however, if we defaulted and the SBA elected to pursue their default remedies, such default remedies would reduce our statutory surplus and could adversely affect our liquidity. We had to contribute $3.0 million of capital to UPC to prevent surplus as regards policyholders from falling below the $50 million threshold at March 31, 2010, and we anticipate that, during the remainder of 2010, we will need to contribute more capital to maintain surplus as regards policyholders above the $50 million threshold.

On September 29, 2008, just prior to the Merger, we issued five notes (Merger Notes) with a combined principal of $18.3 million. On May 5, 2010, we extinguished the Merger Notes by paying principal plus $0.2 million of accrued interest.

On March 25, 2010, our Board of Directors approved a $0.05 dividend per share. We paid the $0.5 million on April 15, 2010.

UNITED INSURANCE HOLDINGS CORP.

We believe that we maintain a sufficient amount of highly-liquid assets such that we can pay claims, operating expenses and other obligations as they come due without having to sell longer-duration investments. We cannot provide assurance, however, that such will be the case in the future. We continuously monitor our cash needs and, as necessary, we liquidate some of our short-term investments and cash equivalents to provide sufficient cash to respond to changes in our payment patterns.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2010, we have no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 9 to our unaudited condensed consolidated interim financial statements for a discussion of our related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since we are a smaller reporting company, we are not required to furnish this information.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the fiscal quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNITED INSURANCE HOLDINGS CORP.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

No material changes have occurred in the risk factors that we disclosed in our 2009 Form 10-K as filed with the SEC on March 25, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the first quarter of 2010, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At March 31, 2010, we were in compliance with these requirements.

In relation to the Merger Notes, we agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include refraining from incurring debt that would cause our aggregate debt balance to exceed $58.3 million, which includes the $18.3 million incurred under the note agreement and excludes the $20 million SBA note, and refraining from making any payments (e.g. dividends or distributions), whether in cash, securities or other property, that would reduce consolidated net worth, as defined in the note agreement, to less than $45 million. We paid the Merger Notes in full on May 5, 2010.

Item 3. Defaults upon Senior Securities

None.

Item 4. Reserved.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

	By:	/s/ Donald J. Cronin
May 12, 2010		Donald J. Cronin, President and Chief Executive Officer (principal executive officer and duly authorized officer)

	By:	/s/ Joseph R. Peiso
Joseph R. Peiso, Chief Financial Officer (principal financial officer)