Form 10-Q
period 2010-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2010-08-09
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Commission File Number 000-52833
_____________________
United Insurance Holdings Corp.
(Exact name of Registrant as specified in its charter)
  _______________________

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)
360 Central Avenue, Suite 900
St. Petersburg, Florida 33701
(Address, including zip code, of principal executive offices)
727-895-7737
(Registrant's telephone number, including area code)
 _______________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2010, 10,573,932 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
In thousands, except share and par value amounts

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $127,081 and $125,920, respectively)	$131,257	$128,020
Equity securities (adjusted cost of $5,000 in 2010 and 2009)	4,396	4,704
Other long-term investments	300	300
Total investments	135,953	133,024
Cash and cash equivalents	22,387	27,086
Accrued investment income	1,089	1,119
Premiums receivable, net of allowances for credit losses of $381 and $370, respectively	11,643	7,544
Reinsurance recoverable on paid and unpaid losses	27,544	25,477
Prepaid reinsurance premiums	82,108	40,285
Deferred policy acquisition costs	10,861	9,256
Other assets	6,280	3,967
Total Assets	$297,865	$247,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$47,575	$44,112
Unearned premiums	88,743	73,831
Reinsurance payable	84,797	28,162
Other liabilities	12,802	12,154
Notes payable, net of unamortized debt discount of $0 and $885, respectively	18,824	41,428
Total Liabilities	252,741	199,687
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2010 and 2009	—	—
Common stock, $0 .0001 par value; 50,000,000 shares authorized; 10,573,932 issued and outstanding for 2010 and 2009	1	1
Additional paid-in capital	75	75
Accumulated other comprehensive income	2,194	1,108
Retained earnings	42,854	46,887
Total Stockholders' Equity	45,124	48,071
Total Liabilities and Stockholders' Equity	$297,865	$247,758
See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Income
(Unaudited)
In thousands, except share and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
Gross premiums written	$55,675	$58,147	$91,242	$95,178
Gross premiums ceded	(85,635)	(86,073)	(87,160)	(87,974)
Net premiums written	(29,960)	(27,926)	4,082	7,204
Decrease in net unearned premiums	46,260	49,821	26,911	36,233
Net premiums earned	16,300	21,895	30,993	43,437
Net investment income, including net realized gains	1,010	2,801	2,044	1,510
Other revenue	2,059	1,624	3,280	3,357
Total revenue	19,369	26,320	36,317	48,304
EXPENSES:
Losses and loss adjustment expenses	8,546	11,538	21,015	18,739
Policy acquisition costs	5,325	5,574	10,979	10,502
Operating, general and administrative expenses	3,985	3,797	7,741	7,897
Interest expense	391	783	1,482	1,537
Total expenses	18,247	21,692	41,217	38,675
Income (loss) before other expenses	1,122	4,628	(4,900)	9,629
Other expenses	726	—	726	—
Income (loss) before income taxes	396	4,628	(5,626)	9,629
Provision for (benefit from) income taxes	201	1,781	(2,122)	3,657
Net income (loss)	$195	$2,847	$(3,504)	$5,972
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized holding gain on investments	684	2,707	1,796	1,271
Reclassification adjustment for net realized investment gains	(42)	(1,513)	(28)	(705)
Reclassification adjustment for recognized other-than-temporary impairments	—	—	—	1,878
Income tax expense related to items of other comprehensive income	(247)	(459)	(682)	(920)
Total comprehensive income (loss)	$590	$3,582	$(2,418)	$7,496

Weighted average shares outstanding
Basic and Diluted	10,573,932	10,573,932	10,573,932	10,562,468

Earnings (loss) per share
Basic and Diluted	$0.02	$0.27	$(0.33)	$0.57

Dividends declared per share	$—	$0.05	$0.05	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
In thousands, except share amounts

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(3,504)	$5,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	485	630
Net realized investment (gains) losses	(28)	1,173
Amortization of discount on notes payable	159	202
Loss on extinguishment of debt	726	—
Provision for uncollectible premiums	11	107
Deferred income taxes, net	(260)	1,246
Stock-based compensation	—	75
Changes in operating assets and liabilities:
Accrued investment income	30	280
Premiums receivable	(4,110)	(4,986)
Reinsurance recoverable on paid and unpaid losses	(2,067)	(112)
Prepaid reinsurance premiums	(41,823)	(55,714)
Deferred policy acquisition costs, net	(1,605)	(3,898)
Other assets	(2,229)	(1,639)
Unpaid losses and loss adjustment expenses	3,463	1,345
Unearned premiums	14,912	19,482
Reinsurance payable	56,635	68,587
Other liabilities	3,084	5,864
Net cash provided by operating activities	23,879	38,614
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	46,198	46,964
Purchases of investments available for sale	(47,681)	(15,211)
Cost of property and equipment acquired	(72)	—
Cost of capitalized software acquired	(192)	(84)
Net cash provided by (used in) investing activities	(1,747)	31,669
FINANCING ACTIVITIES
Repayments of borrowings	(23,489)	—
Dividends	(529)	(528)
Bank overdrafts	(2,813)	—
Net cash used in financing activities	(26,831)	(528)
Increase in cash	(4,699)	69,755
Cash and cash equivalents at beginning of period	27,086	29,494
Cash and cash equivalents at end of period	$22,387	$99,249

Supplemental Cash Flows Information
Cash Paid During The Period:
Interest	$1,846	$1,335
Income taxes	$—	$3,670

During the first quarter of 2009, we issued a total of 25,000 shares of common stock to two of our officers in exchange for services performed. We recorded $75 of expense related to the transaction.

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

1)
ORGANIZATION AND BUSINESS

United Insurance Holdings Corp. (UIHC, we, us, our), formerly known as FMG Acquisition Corp. (FMG), was formed under the laws of the State of Delaware. Through our wholly-owned United Insurance Holdings, L.C. (UIH) subsidiary, and UIH's three wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida. The three subsidiaries of UIH include United Property & Casualty Insurance Company (UPC), United Insurance Management, L.C. (UIM) and Skyway Claims Services, LLC. We operate as one business segment, and we include all of our subsidiaries in our unaudited condensed consolidated interim financial statements.

Through June 30, 2010, we operated exclusively in Florida, which subjected us to geographic concentrations of credit risk and risk of loss. During May 2010, we signed an agreement, effective July 1, 2010, to assume a book of business from Sunshine State Insurance Company (SSIC) representing approximately $5,300 of in-force homeowner premium in South Carolina. The South Carolina Department of Insurance (SCDOI) has approved UPC as an admitted carrier in the state. We agreed to assume these policies so that we could begin to reduce our geographic concentration of exposure to losses, and the agreement with SSIC will also reduce our geographic concentration of credit risk.

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

We reclassified certain amounts in the 2009 financial statements to conform to the 2010 presentation. These reclassifications had no impact on our results of operations or stockholders' equity as previously reported.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheet as of June 30, 2010, our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for all periods presented. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

b)
Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2009 Form 10-K.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2010 and December 31, 2009 because of their short-term nature: Cash and Cash Equivalents, Accrued Investment Income, Premiums Receivable, Reinsurance Recoverable, Reinsurance Payable, and Accounts Payable and Accrued Expenses. The carrying amounts of Notes Payable also approximate their fair value as the interest rate is variable.

3)
Application of Recent Accounting Standards

a)
Recently Adopted Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. In SFAS No. 166, the FASB improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets, which incorporated SFAS No. 166 into the Accounting Standards Codification (ASC). We adopted ASU No. 2009-16 as of January 1, 2010, and our adoption of the changes to the ASC made by ASU No. 2009-16 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). In SFAS No. 167, the FASB replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and requires additional disclosures about an enterprise's involvement in variable interest entities. In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810), which incorporated SFAS No. 167 into the ASC. We adopted ASU No. 2009-17 as of January 1, 2010, and our adoption of the changes to the ASC made by ASU No. 2009-17 did not have a material effect on our consolidated financial statements.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

4)
INVESTMENTS

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost, amortized cost or adjusted cost of the security sold. We determine the cost or amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$4	$14,972	$1,477	$23,352
Equity securities	45	778	61	281
Total realized gains	49	15,750	1,538	23,633
Fixed maturities	(7)	8,472	—	—
Equity securities	—	—	(25)	154
Total realized losses	(7)	8,472	(25)	154
Net realized investment gains	$42	$24,222	$1,513	$23,787

	Six Months Ended June 30,
	2010		2009
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$4	$14,972	$1,477	$23,352
Equity securities	45	778	61	281
Total realized gains	49	15,750	1,538	23,633
Fixed maturities	(21)	15,468	(6)	1,493
Equity securities	—	—	(827)	1,088
Total realized losses	(21)	15,468	(833)	2,581
Net realized investment gains	$28	$31,218	$705	$26,214

During the three- and six-month periods ended June 30, 2009, we recorded an other-than-temporary impairment (OTTI) charge of $0 and $1,878, respectively, after determining that impairments related to certain of our equity investments were other-than-temporary. Since we incurred the OTTI charge on our equity securities, we recorded the OTTI amount in our Consolidated Statements of Income. We have never recorded an OTTI charge on our debt-security investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

The following table details the difference between cost or amortized cost and estimated fair value, by major investment category, at June 30, 2010, and December 31, 2009:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
U.S. government and agency securities	$68,105	$476	$13	$68,568
States, municipalities and political subdivisions	7,022	16	93	6,945
Corporate securities	49,752	4,104	198	53,658
Redeemable preferred stocks	2,202	2	118	2,086
Total fixed maturities	127,081	4,598	422	131,257
Common stocks	3,790	56	547	3,299
Nonredeemable preferred stocks	1,210	—	113	1,097
Total equity securities	5,000	56	660	4,396
Other long-term investments	300	—	—	300
Total investments	$132,381	$4,654	$1,082	$135,953

December 31, 2009
U.S. government and agency securities	$74,578	$193	$177	$74,594
States, municipalities and political subdivisions	—	—	—	—
Corporate securities	48,742	2,482	257	50,967
Redeemable preferred stocks	2,600	5	146	2,459
Total fixed maturities	125,920	2,680	580	128,020
Common stocks	3,790	93	252	3,631
Nonredeemable preferred stocks	1,210	—	137	1,073
Total equity securities	5,000	93	389	4,704
Other long-term investments	300	—	—	300
Total investments	$131,220	$2,773	$969	$133,024

Included in U.S. Government and Agency Securities is a U.S. Treasury Note with a cost of $1,006 and a fair value of $1,008. The SCDOI required UPC to place securities totaling at least $1,000 on deposit with the SCDOI to secure the payment of claims.

The table below summarizes our fixed maturities at June 30, 2010, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2010
	Cost or Amortized Cost	Fair Value
Due in one year or less	$36,099	$36,123
Due after one year through five years	51,477	53,025
Due after five years through ten years	30,434	33,084
Due after ten years	9,071	9,025
Total	$127,081	$131,257

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fixed maturities	$905	$1,109	$1,868	$2,349
Equity securities	44	82	92	162
Cash, cash equivalents and short-term investments	19	97	56	172
Net realized investment gains	42	1,513	28	705
Other-than-temporary impairments	—	—	—	(1,878)
Net investment income	1,010	2,801	2,044	1,510
Investment expenses	(27)	(29)	(100)	(101)
Net investment income, less investment expenses	$983	$2,772	$1,944	$1,409

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
June 30, 2010
U.S. government and agency securities	2	$13	$3,005	—	$—	$—
States, municipalities and political subdivisions	5	93	4,890	—	—	—
Corporate securities	1	93	920	1	105	903
Redeemable preferred stocks	—	—	—	11	118	1,765
Total fixed maturities	8	199	8,815	12	223	2,668
Common stocks	3	56	292	17	491	2,394
Nonredeemable preferred stocks	—	—	—	6	113	1,097
Total equity securities	3	56	292	23	604	3,491
Total	11	$255	$9,107	35	$827	$6,159
December 31, 2009
U.S. government and agency securities	12	$177	$32,991	—	$—	$—
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporate securities	1	14	1,038	2	243	1,793
Redeemable preferred stocks	—	—	—	12	146	1,836
Total fixed maturities	13	191	34,029	14	389	3,629
Common stocks	1	15	87	14	237	2,338
Nonredeemable preferred stocks	—	—	—	6	137	1,073
Total equity securities	1	15	87	20	374	3,411
Total	14	$206	$34,116	34	$763	$7,040
* This amount represents the actual number of discrete securities, not the number of shares of those securities. The number is not presented in thousands.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

During our second quarter 2010 evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. For both the debt and equity securities we own, we noted at June 30, 2010, that many of those for which we did not recognize an OTTI charge in prior periods had experienced increases in value during the securities market recovery that began in mid-2009, and that the issuers had stable financial histories and remained financially stable in the current economic environment. With regard to our debt securities, we neither intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis, and all issuers continue to make interest payments on a timely basis. All the issuers of the equity securities we own had promising near-term prospects that indicated we could recover our cost basis, and that we also had the ability and the intent to hold these securities until their value exceeds their cost.

The following table presents the fair value measurements of our financial instruments by level at June 30, 2010:

	Total	Level 1	Level 2	Level 3
U.S. government and agency securities	$68,568	$25,095	$43,473	$—
States, municipalities and political subdivisions	6,945	—	6,945	—
Corporate securities	53,658	—	53,658	—
Redeemable preferred stocks	2,086	2,086	—	—
Total fixed maturities	131,257	27,181	104,076	—
Common stocks	3,299	3,299	—	—
Nonredeemable preferred stocks	1,097	1,097	—	—
Total equity securities	4,396	4,396	—	—
Other long-term investments	300	300	—	—
Total investments	$135,953	$31,877	$104,076	$—

For our investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, we obtain the fair values from Synovus Trust Company, NA (Synovus Trust), which uses a third-party valuation service (the Valuation Service). In our case, the Valuation Service calculates prices for our investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the Valuation Service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the Valuation Service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve at 3 p.m. (ET) as of quarter end. A special cash-discounting yield/price routine then calculates the prices. Since the inputs the Valuation Service uses in their calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

5)
EARNINGS PER SHARE

The only potentially dilutive securities we have outstanding are a unit purchase option and warrants.

The outstanding unit purchase option is an option for 350,000 units; each unit consists of a share of common stock and a warrant to purchase a share of common stock. We also have 7,077,375 warrants outstanding, excluding the warrants issuable as part of the 350,000 units mentioned above; each warrant can be exercised for one share of common stock. For the three- and six-month periods ended June 30, 2010 and 2009, the unit purchase option and the warrants were anti-dilutive.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

6)
REINSURANCE

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance contracts, we remain liable for the entire insured loss.

Our catastrophe reinsurance contracts provide us coverage against severe weather events. We entered into excess-of-loss contracts with a group of private reinsurers and with the Florida Hurricane Catastrophe Fund (FHCF). The private contracts provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The contract with the FHCF only provides coverage against storms that the National Hurricane Center designates as a hurricane at landfall.

For the policy year beginning June 1, 2010, we have a private catastrophe reinsurance contract structured into layers. The coverage provided by one layer picks up, or “attaches”, at the point where coverage under the previous layer ends. Our contract with the FHCF divides our coverage into three layers: the Limited-Apportionment Company (LAC) layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit (TICL) layer.

For a single hurricane catastrophe, we have chosen to pay, or “retain”, the first $15,000 of catastrophe losses before our reinsurance contracts provide coverage. For a second and a third hurricane catastrophe, we would retain the first $5,000 of catastrophe losses for each event. Our contracts will reimburse us as much as $503,900 for the first event.

For a single non-hurricane catastrophe, we would retain the first $25,000 of catastrophe losses. For a second and a third non-hurricane catastrophe, we would retain the first $5,000 of catastrophe losses for each event. Our contracts will reimburse us as much as $127,200 for the first event.

With regard to all of our reinsurance contracts, if aggregate catastrophe losses from all events exceed our reinsurance coverage, we would also retain any such catastrophe losses in excess of the coverage provided by our reinsurance contracts.

Our contract with the FHCF allows for one reinstatement of coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our contract with the private reinsurers allows for one reinstatement of coverage on all the private layers should losses resulting from one or more severe weather events exhaust that coverage. Our contract with the FHCF does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our private contract requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private contract becomes necessary, we purchased a reinsurance premium protection (RPP) policy. Our RPP policy reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first private layer.

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

For our recently-discontinued Garage program, we entered into quota share reinsurance contracts for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share contract after July 31, 2009. We recognized commission revenue on our previous quota share contracts totaling $883 and $142 for the three-month periods ended June 30, 2010 and 2009, respectively, and $913 and $234 for the six-month periods ended June 30, 2010 and 2009, respectively.

We write flood insurance under contract with the National Flood Insurance Program (NFIP). We cede 100% of the premiums written and the related risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

commission revenue from our flood program of $86 and $89 for the three-month periods ended June 30, 2010 and 2009, respectively, and $320 and $287 for the six-month periods ended June 30, 2010 and 2009, respectively.

The table below summarizes the amounts of our written premiums ceded under the various types of contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Excess-of-loss	$83,188	$82,972	$82,945	$82,589
Quota share	47	471	38	1,121
Flood	2,400	2,630	4,177	4,264
Total gross premiums ceded	$85,635	$86,073	$87,160	$87,974

We amortize our prepaid reinsurance premiums over the annual contract period, and we record that amortization in Decrease in Net Unearned Premiums on our unaudited Condensed Consolidated Statements of Income. The table below depicts the components of that line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Decrease (increase) in gross unearned premiums	$(17,431)	$(18,825)	$(14,912)	$(19,481)
Increase (decrease) in ceded unearned premiums	63,691	68,646	41,823	55,714
Decrease in net unearned premiums	$46,260	$49,821	$26,911	$36,233

7)
POLICY ASSUMPTIONS

We are not a reinsurance entity; however, we occasionally supplement the natural growth of our book of business by assuming policies.

We conducted three policy assumptions under a 2008 assumption agreement with Citizens Property Insurance Corporation (Citizens) that terminated during the first quarter of 2010. For the three-month periods ended June 30, 2010 and 2009, we recorded $0 and $(346) of written premium assumed, respectively, and $0 and $282 of assumed commissions incurred, respectively, on those policies. For the six-month periods ended June 30, 2010 and 2009, we recorded $(17) and $1,660 of written premium assumed, respectively, and $23 and $558 of assumed commissions incurred, respectively, on those policies. The amount of written premium assumed and assumed commission expense we record related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations.

8)
NOTES PAYABLE

On February 16, 2010, we paid the final installment of $4,327 plus accrued interest that was due on the Columbus Bank and Trust (CB&T) note described in Note 12(b) in the Notes to Consolidated Financial Statements presented in our 2009 Form 10-K. We no longer have any amounts outstanding related to the CB&T note.

On May 5, 2010, we paid the 11% Merger Notes, as described in Note 12(c) in the Notes to Consolidated Financial Statements presented in our 2009 Form 10-K, in full by remitting $18,475, inclusive of principal and accrued interest of $195, to the note holders. We recognized a $726 loss on the extinguishment of the Merger Notes due to the write off of the unamortized original issue discount.

Our long-term debt at June 30, 2010 consists of the note payable to the Florida State Board of Administration (SBA) described in Note 12(a) in the Notes to Consolidated Financial Statements presented in our 2009 Form 10-K. As of June 30,

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

2010 and December 31, 2009, we owed $18,824 and $19,706, respectively, on the SBA note, and the interest rate was 4.13% and 3.31%, respectively. All other terms and conditions of the SBA note remain as described in our 2009 Form 10-K.

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

b)
Other

Our note payable to the SBA, as amended, requires us to meet certain covenants, the violation of which could cause an event of default. Among others, these covenants include maintaining statutory surplus equal to or greater than $50,000 less repayments of principal on the SBA note and less payments of catastrophic losses, refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and maintaining a minimum writing ratio. We contributed $3 million capital to UPC to maintain statutory surplus above the minimum required threshold. We were in compliance with the terms of the covenants at June 30, 2010, except for the writing ratio. Our Net Writing Ratio was 1.5:1 compared to the required 2:1, and our Gross Writing Ratio was 4:1 compared to the required 6:1. Because we did not meet the writing ratio, we will incur a 25 basis point interest penalty each quarter until we meet the writing ratio.

10)
RELATED PARTY TRANSACTIONS

Effective October 8, 2003, we entered into an investment-management agreement with Synovus Trust. The agreement remains in effect until terminated by either party. Synovus Financial Corporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. Synovus owned 14.6% of our common stock outstanding at June 30, 2010. Our subsidiaries incurred combined fees under the agreement of $18 and $17 for the three-month periods ended June 30, 2010 and 2009, respectively, and $77 and $78 for the six-month periods ended June 30, 2010 and 2009, respectively.

At December 31, 2009, we owed $4,327 to CB&T, a bank owned by Synovus. We paid the loan in full in February 2010. Under the loan agreement, we incurred interest of $0 and $37 for the three-month periods ended June 30, 2010 and 2009, respectively, and $19 and $75 for the six-month periods ended June 30, 2010 and 2009, respectively. CB&T charged us standard industry interest rates.

Our Chairman of the Board is also a director of Prime Holdings Insurance Services, Inc. (Prime). During March 2009, we agreed to modify the note receivable from Prime by delaying the payment due on May 1, 2009 to July 15, 2009; we received the $452 payment as scheduled on July 15, 2009, and we received the final payment of $402 on May 4, 2010.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors (the Merger Notes). For the three-month periods ended June 30, 2010 and 2009, total interest incurred related to these notes was $86 and $222, respectively, and total discount amortized related to these notes was $21 and $46, respectively. For the six-month periods ended June 30, 2010 and 2009, total interest incurred related to these notes was $308 and $448, respectively, and total discount amortized related to these notes was $70 and $89, respectively. We paid these notes in full on May 5, 2010, recognizing a loss on extinguishment of $726.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

11)
REGULATORY REQUIREMENTS AND RESTRICTIONS

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital (RBC), they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments.

Citizens and the Florida Insurance Guaranty Association (FIGA) can levy assessments upon UPC. Citizens uses assessments to cover operating deficiencies, while FIGA uses assessments to cover the claims of policyholders of Florida insurance companies that became insolvent. While we can recover these assessments from policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements. During the three- and six-month periods ended June 30, 2010, we did not have any new or additional assessments from Citizens or FIGA.

Florida law requires that UPC maintain statutory surplus, also known as surplus as regards policyholders, equal to the greater of 10% of its total liabilities or $4,000. At June 30, 2010, UPC's surplus as to policyholders exceeded the minimum requirements. State law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at June 30, 2010.

The National Association of Insurance Commissioners (NAIC) published RBC standards for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida, have adopted the NAIC standards, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida Office of Insurance Regulation (OIR) could require an insurer to cease operations in the event it fails to maintain the required statutory capital.

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the OIR and the amount of dividends or distributions that would require prior approval of the OIR. Statutory RBC requirements may further restrict UPC's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

Because UPC issued a surplus note as defined by statutory accounting principles (SAP), UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the OIR. We remitted principal payments totaling $882 during the six-month period ended June 30, 2010; principal payments commenced in October 2009.

Our insurance subsidiary's assets, liabilities and results of operations have been reported in accordance with GAAP, which varies from SAP prescribed or permitted by the NAIC, state laws and regulations, as well as by general industry practices. The following items are principal differences between SAP and GAAP:

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

•
SAP require that surplus notes, also known as surplus debentures, be recorded in statutory surplus, while GAAP requires us to record surplus notes as a liability.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
In thousands, except share and per share amounts

Our insurance subsidiary must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder's equity under GAAP. Surplus as regards policyholders was $50,085 and $50,345 at June 30, 2010 and December 31, 2009, respectively. Statutory net income (loss) at our insurance subsidiary was $1,015 and $(529) for the three-month periods ended June 30, 2010 and 2009, respectively, and $(3,938) and $(1,413) for the six-month periods ended June 30, 2010 and 2009, respectively.

12)
ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within Comprehensive Income on the Condensed Consolidated Statements of Income, and we include Accumulated Other Comprehensive Income as a component of Stockholders' Equity on the Condensed Consolidated Balance Sheets.

The table below details the components of Accumulated Other Comprehensive Income at June 30, 2010:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Balance at December 31, 2009	$1,804	$(696)	$1,108
Changes in net unrealized gain on investments	1,796	(693)	$1,103
Reclassification adjustment for realized losses	(28)	11	$(17)
Balance at June 30, 2010	3,572	(1,378)	2,194

13)
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

On May 6, 2009, our BOD declared a $0.05 per share dividend. We paid the $528 dividend on June 15, 2009 to shareholders of record on May 31, 2009.

On March 25, 2010, our BOD declared a $0.05 per share dividend. We paid the $529 dividend on April 15, 2010 to shareholders of record on March 31, 2010.

14)
SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. No matters require disclosure.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of June 30, 2010, and for the three- and six-month periods ended June 30, 2010 (Form 10-Q) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses and loss adjustment expenses (unpaid losses) on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and other accounting policies, losses and loss adjustment expenses (losses) and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for losses and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; our ability to maintain compliance with financial covenants in our debt agreements; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); and acts of war and terrorist activities. For additional information, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 25, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. We continuously evaluate these estimates and assumptions based on a variety of factors; therefore, actual results could be materially different than our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six-month period ended June 30, 2010, we reassessed our critical accounting policies and estimates as disclosed within our 2009 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

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

UNITED INSURANCE HOLDINGS CORP.

Our homeowner policies, including dwelling policies, provide coverage for a broad range of exposures, and include coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners. We also write flood insurance (Flood) through the National Flood Insurance Program. We earn a commission on our Flood policies; however, we retain no risk of loss.

To reach a broad range of prospective policyholders, we use numerous agents to produce policies for us (which we refer to as “direct” policies), and we also assume policies from Citizens Property Insurance Corporation (Citizens). Direct policies represent 83% of our homeowner in-force policies as of June 30, 2010, and the remaining 17% represents policies originally assumed from Citizens. At June 30, 2010, we had approximately 81,500 homeowner policyholders.

During 2009, we discontinued our auto-service professionals' commercial product (Garage) policies, which represented approximately 1% and 4% of our gross premiums written for 2009 and 2008, respectively. After May 31, 2009, we did not renew any of our Garage policies.

Effective June 1, 2010, the South Carolina Department of Insurance (SCDOI) approved our insurance subsidiary, UPC, to write and service property and casualty lines in South Carolina. Under an agreement that became effective July 1, 2010, UPC assumed a $5.3 million book of business in South Carolina from Sunshine State Insurance Company.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2009 Form 10-K.

ANALYSIS OF FINANCIAL CONDITION FOR JUNE 30, 2010 AND DECEMBER 31, 2009

Total Investments

We classify all of our investments as available-for-sale. Our investments at June 30, 2010 and at December 31, 2009 consist mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Most of the corporate bonds we hold were issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. At June 30, 2010, approximately 83% of our fixed maturities are U.S. Treasuries or corporate bonds rated “A” or better; 16% are corporate bonds rated “BBB”, and the remaining 1% are corporate bonds rated “B”. Our equity holdings reflect a similar diversification, as most of our holdings were issued by companies in the energy, healthcare, industrial, consumer products and technology sectors.

At June 30, 2010, our investment portfolio reflected $3.6 million of net unrealized gains compared to $1.8 million of net unrealized gains at December 31, 2009. The overall $1.8 million increase in our net unrealized gains continues to reflect the overall improvement in market conditions that began in mid-2009. See Note 4 for more detailed information regarding the composition of our unrealized gains and unrealized losses. We evaluated all securities in an unrealized loss position using the criteria discussed in the CRITICAL ACCOUNTING POLICIES AND ESTIMATES section in our 2009 Form 10-K and we determined that none were other-than-temporarily impaired at June 30, 2010.

The OIR and the SCDOI require us to maintain on deposit a specified amount of securities to ensure the payment of our claims. For the OIR, we maintain a $0.3 million certificate of deposit, which automatically renews every twelve months, and for the SCDOI, we maintain a $1.0 million U.S. Treasury Note.

Reinsurance Payable

Effective June 1, 2010, we entered into the following reinsurance agreements:

•
Property Catastrophe Excess of Loss Reinsurance Agreement (Private Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies

UNITED INSURANCE HOLDINGS CORP.

•
Property Catastrophe Second Event Excess of Loss Reinsurance Agreement (Second Event Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies

•
Property Catastrophe Third Event Excess of Loss Reinsurance Agreement (Third Event Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies

•
Florida Hurricane Catastrophe Fund Reimbursement Contract (FHCF Agreement) between United Property & Casualty Insurance Company and the State Board of Administration of Florida

•
Reinstatement Premium Protection Reinsurance Agreement (RPP Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies and

•
Multi-Line Per Risk Excess of Loss Reinsurance Agreement (Per Risk Agreement) between United Property & Casualty Insurance Company and the State Board of Administration of Florida

Our catastrophe reinsurance contracts provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into the Private Agreement, the Second Event Agreement and the Third Event Agreement for a total of approximately $40.7 million, and we entered into the FHCF Agreement for approximately $31.1 million. The Private Agreement provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The FHCF Agreement provides coverage only against storms that are designated as hurricanes by the National Hurricane Center. We paid $12 million for our RPP Agreement and $0.8 million for our Per Risk Agreement. See Note 6 for additional information regarding our reinsurance program.

Notes Payable

The $22.6 million decrease in notes payable between June 30, 2010 and December 31, 2009 resulted from our effort to reduce our outstanding debt and recognize savings in interest costs. During February 2010, we paid in full the remaining $4.3 million principal balance of our note payable to Columbus Bank and Trust (CB&T) when the note matured. In May 2010, we paid in full the outstanding $18.3 million principal balance on our 11% Merger Notes, as described in Note 12(c) in the Notes to Consolidated Financial Statements presented in our 2009 Form 10-K, which were due to mature in September 2011. By extinguishing the Merger Notes early, we expect to recognize improvements in net income of $0.4 million and $1.0 million in 2010 and 2011, respectively.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Gross Premiums Written

Gross premiums written declined $2.5 million because we are writing less new business while maintaining historical levels of renewal business. The reduction in new business results from competition from start-up carriers offering lower rates and a shift to risks in territories with more favorable loss characteristics, but yielding lower average premiums. In-force policies decreased from 90,000 at March 31, 2010 to 81,500 at June 30, 2010, compared to in-force policies increasing from 85,900 at March 31, 2009 to 96,500 at June 30, 2009. The decrease in gross premiums written that resulted from the decrease in in-force policies was partially offset by the rate increases that we implemented in late 2009 and in early 2010.

Decrease in Net Unearned Premiums

We recorded a $46.3 million decrease in our net unearned premiums for the second quarter, compared to a $49.9 million decrease during the same period last year. The table below reflects the increase in gross unearned premiums and the increase in ceded unearned premiums that comprise the changes in net unearned premiums during the three-month periods ended June 30, 2010 and 2009:

UNITED INSURANCE HOLDINGS CORP.

	Three Months Ended June 30,
	2010	2009	Change
	(In millions)
Decrease (increase) in gross unearned premiums	$(17.4)	$(18.8)	$1.4
Increase (decrease) in ceded unearned premiums	63.7	68.7	(5.0)
Decrease (Increase) in Net Unearned Premiums	$46.3	$49.9	$(3.6)

In the second quarter, our gross unearned premiums increased by $17.4 million compared to an $18.8 million increase in the same period last year. The change in the current period was the result of a decline in gross premiums written during the second quarter of 2010 when compared to 2009.

In the second quarter, our ceded unearned premiums increased by $63.7 million compared to a $68.7 million increase for the same period last year. The $5.0 million change primarily resulted from the $2.7 million per month increase in reinsurance costs for the 2009-2010 reinsurance contracts over the cost for the 2008-2009 reinsurance contracts.

Net Premiums Earned

Net premiums earned decreased to $16.3 million from $21.9 million in the second quarter of 2009, because in-force policies decreased 9%, and because ceded earned premiums increased $5.4 million as a result of the increase in reinsurance costs associated with the 2009-2010 reinsurance contracts, which increased $33.8 million over the 2008-2009 reinsurance contracts. The increase in reinsurance costs was partially offset by an increase in earned premiums as a result of the rate increases that we implemented in 2009 and in 2010. The total cost of our 2010-2011 reinsurance program remained flat compared to the cost of our 2009-2010 reinsurance program because we purchased additional protection to limit our retention to $15 million for the first catastrophic event and to reduce our retention to $5 million for any second or third catastrophic events. We expect that these increased reinsurance costs will continue to impact our results through May 2011.

Net Investment Income

The $1.8 million decrease in our net investment income primarily resulted from the $1.5 million decrease on investment gains from sales of securities and the $0.3 million decrease in investment income. During the second quarter of 2009, we sold some of our fixed maturities and recognized gains on those sales whereas we have had minimal sales activity in the current quarter. Our investment income declined because the interest earned on the fixed maturities that we have purchased since 2009 is lower than the interest we earned on the fixed maturities that we sold.

Other Revenue

We experienced a $0.4 million increase in other revenue because we earned $0.7 million more ceding commission related to our Garage program than we earned in the prior year period. The increase in ceding commissions was offset by a $0.2 million decrease in the amount of assessments we collected from policyholders and a $0.1 million decrease in policy fee revenue.

Losses and Loss Adjustment Expenses

Losses and Loss Adjustment Expenses (LAE) decreased $3.0 million primarily due to the reduction of in-force policies, the termination of our Garage program and an improved geographic dispersion of our policies that includes areas of Florida away from the coast.

UNITED INSURANCE HOLDINGS CORP.

Interest Expense

Interest expense decreased $0.4 million because we retired our $18.3 million, 11% Merger Notes on May 5, 2010. The Merger Notes were due to mature on September 29, 2011.

Other Expenses

We recorded a $0.7 million loss on the early extinguishment of our $18.3 million Merger Notes during the second quarter of 2010.     The $0.7 million represents the unamortized original issue discount that we wrote off upon extinguishing the Merger Notes.

Provision (Benefit) for Income Tax

We recorded a provision of $0.2 million for the three-month period ended June 30, 2010 compared to a provision of $1.8 million for the three-month period ended June 30, 2009. The decrease in the current quarter's provision is primarily due to the decrease in income before income taxes.

Our effective tax rate for the quarter was 50.8% compared to 38.5% for the prior quarter. The increase in our effective rate is due to the decrease in our annual tax rate from 38.6% to 37.6% in the second quarter. The decrease in our annual tax rate, retroactive to January 1, 2010, reduced our year-to-date tax benefit resulting in a disproportionate increase in our income tax expense for the quarter.

Net Income

As a result of the foregoing, our net income for the quarter was $0.2 million compared to net income of $2.8 million for the same period last year.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Gross Premiums Written

Gross premiums written declined $3.9 million because we are writing less new business while maintaining historical levels of renewal business. The reduction in new business results from competition from start-up carriers offering lower rates and a shift to risks in territories with more favorable loss characteristics, but yielding lower average premiums. In-force policies decreased from 93,000 at December 31, 2009 to 81,500 at June 30, 2010 compared to in-force policies increasing from 80,400 at December 31, 2008 to 96,500 at June 30, 2009. The decrease of in-force policies was partially offset by the rate increases that we received in late 2009 and in early 2010.

Decrease in Net Unearned Premiums

We recorded a $26.9 million decrease in our net unearned premiums during 2010, compared to a $36.2 million decrease during 2009. The table below reflects the decrease in gross unearned premiums and the increase in ceded unearned premiums that comprise the changes in net unearned premiums during 2010 and 2009:

UNITED INSURANCE HOLDINGS CORP.

	Six Months Ended June 30,
	2010	2009	Change
	(In millions)
Decrease (increase) in gross unearned premiums	$(14.9)	$(19.5)	$4.6
Increase (decrease) in ceded unearned premiums	41.8	55.7	(13.9)
Decrease (Increase) in Net Unearned Premiums	$26.9	$36.2	$(9.3)

Our gross unearned premiums increased by $14.9 million compared to a $19.5 million increase in 2009. The change was the result of a decline in gross premiums written during the first six months of 2010 when compared to 2009.

Our ceded unearned premiums increased by $41.8 million compared to a $55.7 million increase for the same period last year. The $13.9 million change primarily resulted resulted from the $2.7 million per month increase in reinsurance costs for the 2009-2010 reinsurance contracts over the cost for the 2008-2009 reinsurance contracts. The total cost of our 2010-2011 reinsurance program remained flat compared to the cost of our 2009-2010 reinsurance program because we purchased additional protection to limit our retention to $15 million for the first catastrophic event and to reduce our retention to $5 million for any second or third catastrophic events. We expect that these increased reinsurance costs will continue to impact our results through May 2011.

Net Premiums Earned

Net premiums earned decreased to $31.0 million from $43.4 million, primarily the result of higher reinsurance costs associated with our 2009-2010 reinsurance contracts compared to the reinsurance costs for our 2008-2009 reinsurance contracts.

Net Investment Income

We recorded an OTTI charge of $1.9 million in the first quarter of 2009, but did not record a comparable impairment during the current year. The increase resulting from the lack of impairment charges was offset by decreases of $0.7 million in investment gains from sales of securities and a $0.7 million decrease in investment income. In 2009, we sold some of our fixed maturities and recognized gains on those sales whereas we have had minimal sales activity in the current year. Our investment income declined because the interest earned on the fixed maturities that we purchased since 2009 is lower than the interest we earned on the fixed maturities that we sold.

Losses and Loss Adjustment Expenses

Losses and LAE increased $2.3 million primarily due to increases in water-related claims mainly caused by the abnormally cold winter in Florida, and in fire claims. These increases, which appear to be of a non-recurring nature, were offset by the decrease in losses and LAE as a result of the reduction of in-force policies, the termination of our Garage program and an improved geographic dispersion of our policies that includes areas of Florida away from the coast.

Other Expenses

We recorded a $0.7 million loss on the early extinguishment of our $18.3 million, 11% Merger Notes during the second quarter of 2010. The $0.7 million loss represents the unamortized original issue discount that we wrote off upon extinguishing the Merger Notes.

Provision (Benefit) for Income Tax

We recorded a benefit for income tax of $2.1 million for the six-month period ended June 30, 2010 compared to a provision for income tax expense of $3.7 million for the same period last year. The $5.8 million change from the prior year is

UNITED INSURANCE HOLDINGS CORP.

primarily due to the decrease in income before income taxes for the current year. Our effective tax rate for the six-month periods ended June 30, 2010 and 2009, was 37.7% and 37.8%, respectively.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss of $3.5 million for the six-month period ended June 30, 2010 compared to net income of $6.0 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Primarily, we obtain cash through premium collections, reinsurance recoveries, investment income and the sale or maturity of invested assets. We mainly use our cash to pay claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments.

We do not conduct any business operations of our own; UPC, United Insurance Management, L.C. (UIM) and Skyway Claims Services, LLC conduct the business operations of the consolidated group. As a result, we rely on cash dividends or intercompany loans from UIM to pay our general and administrative expenses. The OIR heavily regulates UPC, including restricting any dividends paid by UPC and requiring approval of any management fee UPC pays to UIM for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may therefore pay us dividends from any positive net cash flows that they generate. UIM pays us dividends primarily using cash from the collection of management fees from UPC, pursuant to a management agreement in effect between those entities.

During the first six months of 2010, our operations generated cash of $23.9 million, or approximately $14.7 million less than during the same period in 2009. The cash generated by our operating activities resulted primarily from the collection of premiums in advance of the payment of claims. The decrease in cash generated by operating activities is largely the result of a $9.5 million decrease in net income and a $4.6 million decrease in gross unearned premiums. We remitted our final $13.5 million reinsurance payment related to the 2009-2010 contract year on April 1, 2010.

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

In June, we recorded a reinsurance premium payable of $84.6 million related to our 2010-2011 catastrophe reinsurance contracts. Even though our reinsurance cost remained relatively flat in relation to the 2009-2010 contracts, we received more coverage because our current contracts exclude our participation in any catastrophe losses in excess of our initial retained loss, up to the aggregate limits of coverage, and because we reduced our initial retention to $5 million for each of a second and third catastrophic event. The $84.6 million is payable as follows: $28.2 million during the third quarter of 2010, $38.6 million during the fourth quarter of 2010 and $17.8 million on January 1, 2011.

Under our current reinsurance contracts, should a single hurricane occur, we retain the first $15.0 million of losses and LAE, before our reinsurance agreements provide coverage. Should a single, non-hurricane catastrophic event occur, we retain the first $25.0 million of losses and LAE, before our reinsurance agreements provide coverage. We also purchased coverage for a second and a third event, and that coverage reduces our initial retained loss and LAE to $5 million on each of a second and third event. If a catastrophe exceeds our reinsurance coverage, we will be liable for those losses and LAE as well. We are dependent on the creditworthiness of our reinsurers and if they do not reimburse us for the claims they reinsure, we remain primarily liable for those claims. For additional information regarding our reinsurance coverage, please see Note 6 of our unaudited interim condensed consolidated financial statements included herein.

During the first six months of 2010, our investing activities used $1.7 million of cash because we paid $0.2 million for capitalized software and we purchased $1.5 million more securities than we sold during the first half of the year.

Our financing activities used $26.8 million of cash because we paid off our $18.3 million Merger Notes and our $4.3

UNITED INSURANCE HOLDINGS CORP.

million note payable to CB&T, we reduced our bank overdrafts by $2.8 million, we made a $0.9 million principal payment on our note payable to the SBA, and we paid $0.5 million of dividends.

The SBA note requires UPC to maintain statutory surplus equal to or greater than $50 million less repayments of principal on the SBA note and less payments of catastrophic losses, and provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note. We have not defaulted on the note; however, if we defaulted and the SBA elected to pursue their default remedies, such default remedies would reduce our statutory surplus and could adversely affect our liquidity. We contributed $3 million of capital to UPC in the first quarter to maintain UPC's surplus as regards policyholders above the minimum required threshold at June 30, 2010, and we anticipate that, during the remainder of 2010, we will need to contribute more capital to maintain surplus as regards policyholders above the minimum required threshold.

On March 25, 2010, our Board of Directors approved a $0.05 dividend per share. We paid the $0.5 million dividend on April 15, 2010. The declaration and payment of any future dividends is subject to approval by our Board of Directors. We cannot provide assurance that our Board of Directors will declare any dividends in the future.

We believe that we maintain a sufficient amount of highly-liquid assets to pay claims, operating expenses and other obligations as they come due without having to sell longer-duration investments. We cannot provide assurance, however, that such will be the case in the future. We continuously monitor our cash needs and, as necessary, we liquidate some of our short-term investments and cash equivalents to provide sufficient cash to respond to changes in our payment patterns.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2010, we have no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 10 to our unaudited condensed consolidated interim financial statements for a discussion of our related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since we are a smaller reporting company, we are not required to furnish this information.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we are required to disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the fiscal quarter ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the second quarter of 2010, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At June 30, 2010, we were in compliance with these requirements.

Item 3. Defaults upon Senior Securities

None.

Item 4. Reserved.

Item 5. Other Information

None.

Item 6. Exhibits

UNITED INSURANCE HOLDINGS CORP.

10.1
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010 and including Addendum No. 1

10.2
Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2010 and including Addenda 1 and 2 (included as exhibit 10.1 to the Form 8-K filed on June 9, 2010, and incorporated herein by reference)

10.3
Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010 and including Addendum No. 1

10.4
Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010 and including Addendum No. 1

10.5	Form of Property Catastrophe Second Event Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010

10.6	Form of Property CatastropheThird Event Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010

10.7	Assumption Agreement between Sunshine State Insurance Company and United Property & Casualty Insurance Company, effective July 1, 2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

	By:	/s/ Donald J. Cronin
August 9, 2010		Donald J. Cronin, President and Chief Executive Officer (principal executive officer and duly authorized officer)

By:	/s/ Joseph R. Peiso
Joseph R. Peiso, Chief Financial Officer (principal financial officer)