Form 10-Q
period 2010-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2010-11-10
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Commission File Number 000-52833
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2010, 10,573,932 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
In thousands, except share and par value amounts

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $96,662 and $125,920, respectively)	$102,653	$128,020
Equity securities (adjusted cost of $4,038 and $5,000, respectively)	3,775	4,704
Other long-term investments	300	300
Total investments	106,728	133,024
Cash and cash equivalents	38,323	27,086
Accrued investment income	1,018	1,119
Premiums receivable, net of allowances for credit losses of $392 and $370, respectively	8,476	7,544
Reinsurance recoverable on paid and unpaid losses	31,679	25,477
Prepaid reinsurance premiums	59,490	40,285
Deferred policy acquisition costs	10,442	9,256
Other assets	6,267	3,967
Total Assets	$262,423	$247,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$47,953	$44,112
Unearned premiums	85,303	73,831
Reinsurance payable	53,454	28,162
Other liabilities	11,051	12,154
Notes payable, net of unamortized debt discount of $0 and $885, respectively	18,529	41,428
Total Liabilities	216,290	199,687
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2010 and 2009	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 issued and outstanding for 2010 and 2009	1	1
Additional paid-in capital	75	75
Accumulated other comprehensive income	3,519	1,108
Retained earnings	42,538	46,887
Total Stockholders' Equity	46,133	48,071
Total Liabilities and Stockholders' Equity	$262,423	$247,758
See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Income
(Unaudited)
In thousands, except share and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Gross premiums written	$36,017	$33,350	$127,259	$128,528
Decrease (increase) in gross unearned premiums	3,439	7,671	(11,472)	(11,810)
Gross premiums earned	39,456	41,021	115,787	116,718
Ceded premiums earned	(21,591)	(22,599)	(66,929)	(54,859)
Net premiums earned	17,865	18,422	48,858	61,859
Net investment income, including net realized gains	1,243	1,108	3,287	2,618
Other revenue	891	1,185	4,171	4,542
Total revenue	19,999	20,715	56,316	69,019
EXPENSES:
Losses and loss adjustment expenses	11,451	12,193	32,466	30,932
Policy acquisition costs	5,405	6,063	16,384	16,565
Operating expenses	3,459	3,063	11,200	10,960
Interest expense	155	823	1,637	2,360
Total expenses	20,470	22,142	61,687	60,817
Income (loss) before other expenses	(471)	(1,427)	(5,371)	8,202
Other expenses	—	—	726	—
Income (loss) before income taxes	(471)	(1,427)	(6,097)	8,202
Provision for (benefit from) income taxes	(155)	(693)	(2,277)	2,964
Net income (loss)	$(316)	$(734)	$(3,820)	$5,238
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gain on investments	2,362	2,949	4,158	4,220
Reclassification adjustment for net realized investment gains	(206)	(75)	(234)	(780)
Reclassification adjustment for recognized other-than-temporary impairments	—	—	—	1,878
Income tax expense related to items of other comprehensive income	(831)	(1,109)	(1,513)	(2,029)
Total comprehensive income (loss)	$1,009	$1,031	$(1,409)	$8,527

Weighted average shares outstanding
Basic and Diluted	10,573,932	10,573,932	10,573,932	10,566,331

Earnings (loss) per share
Basic and Diluted	$(0.03)	$(0.07)	$(0.36)	$0.50

Dividends declared per share	$—	$0.05	$0.05	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
In thousands, except share amounts

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(3,820)	$5,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	813	916
Net realized investment (gains) losses	(234)	1,098
Amortization of discount on notes payable	159	307
Loss on extinguishment of debt	726	—
Provision for uncollectible premiums	28	66
Deferred income taxes, net	(129)	530
Stock-based compensation	—	75
Changes in operating assets and liabilities:
Accrued investment income	101	299
Premiums receivable	(960)	(23)
Reinsurance recoverable on paid and unpaid losses	(6,202)	273
Prepaid reinsurance premiums	(19,205)	(34,765)
Deferred policy acquisition costs, net	(1,186)	(2,326)
Other assets	(2,628)	(1,950)
Unpaid losses and loss adjustment expenses	3,842	2,144
Unearned premiums	11,472	11,811
Reinsurance payable	25,292	48,033
Other liabilities	697	1,752
Net cash provided by operating activities	8,766	33,478
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	88,732	64,442
Purchases of investments available for sale	(58,768)	(64,646)
Cost of property and equipment acquired	(73)	(13)
Cost of capitalized software acquired	(295)	(131)
Net cash provided by (used in) investing activities	29,596	(348)
FINANCING ACTIVITIES
Repayments of borrowings	(23,783)	—
Dividends	(529)	(1,057)
Bank overdrafts	(2,813)	(6,281)
Net cash used in financing activities	(27,125)	(7,338)
Increase in cash	11,237	25,792
Cash and cash equivalents at beginning of period	27,086	29,494
Cash and cash equivalents at end of period	$38,323	$55,286

Supplemental Cash Flows Information
Cash Paid During The Period:
Interest	$2,001	$1,372
Income taxes	$—	$3,991

During the first quarter of 2009, we issued a total of 25,000 shares of common stock to two of our officers in exchange for services performed. We recorded $75 of expense related to the transaction.

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

1)	ORGANIZATION AND BUSINESS

United Insurance Holdings Corp. (UIHC, we, us, our), formerly known as FMG Acquisition Corp. (FMG), was formed under the laws of the State of Delaware. Through our wholly-owned United Insurance Holdings, L.C. (UIH) subsidiary, and UIH's three wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida and South Carolina. The three subsidiaries of UIH include United Property & Casualty Insurance Company (UPC), United Insurance Management, L.C. (UIM) and Skyway Claims Services, LLC. We operate as one business segment, and we include all of our subsidiaries in our unaudited condensed consolidated interim financial statements.

Through June 30, 2010, we operated exclusively in Florida, which subjected us to geographic concentrations of credit risk and risk of catastrophic loss. On July 1, 2010, we began writing our policies in South Carolina, and we also assumed a book of business from Sunshine State Insurance Company (SSIC) representing approximately $5,300 of in-force homeowner premium in South Carolina. The South Carolina Department of Insurance (SCDOI) has approved UPC as an admitted carrier in the state. We began operating in South Carolina so that we could begin to reduce our geographic concentration of exposure to catastrophic losses, and the assumption from SSIC and subsequent renewals of South Carolina policies will also reduce our geographic concentration of credit risk.

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

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheet as of September 30, 2010, our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for all periods presented. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

b)	Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2009 Form 10-K.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2010 and December 31, 2009 because of their short-term nature: Cash and Cash Equivalents, Accrued Investment Income, Premiums Receivable, Reinsurance Recoverable, Reinsurance Payable, and Accounts Payable and Accrued Expenses. The carrying amounts of Notes Payable also approximate their fair value as the interest rate is variable.

3)	RECENTLY ADOPTED ACCOUNTING STANDARDS

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The amendments in ASU 2010-06 add some new disclosures regarding fair value measurements, including information regarding transfers into and out of Level 1 and Level 2, and information about purchases, sales, issuances and settlements of investments that require Level 3 inputs to estimate their fair value. The amendments also clarify certain existing disclosure requirements. The amendments related to the activities in Level 3 measurements shall be effective for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years; we adopted all other amendments as of January 1, 2010. Our adoption of the portions of ASU No. 2010-06 that have already become effective did not have a material effect on our consolidated financial statements, though it expanded our associated disclosures.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

4)	INVESTMENTS

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the three- and nine-month periods ended September 30, 2010 and 2009:

	2010		2009
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$124	$26,180	$30	$6,000
Equity securities	86	1,249	45	378
Total realized gains	210	27,429	75	6,378
Fixed maturities	—	—	—	—
Equity securities	(4)	194	—	—
Total realized losses	(4)	194	—	—
Net realized investment gains	$206	$27,623	$75	$6,378

Nine Months Ended September 30,
Fixed maturities	$128	$41,152	$1,507	$29,352
Equity securities	131	2,027	106	659
Total realized gains	259	43,179	1,613	30,011
Fixed maturities	(21)	15,468	(51)	1,574
Equity securities	(4)	194	(782)	1,007
Total realized losses	(25)	15,662	(833)	2,581
Net realized investment gains	$234	$58,841	$780	$32,592

During the three- and nine-month periods ended September 30, 2009, we recorded an other-than-temporary impairment (OTTI) charge of $0 and $1,878, respectively, after determining that impairments related to certain of our equity investments were other-than-temporary. Since we incurred the OTTI charge on our equity securities, we recorded the OTTI amount in our Consolidated Statements of Income. We have never recorded an OTTI charge on our debt-security investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2010, and December 31, 2009:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
U.S. government and agency securities	$35,187	$488	$11	$35,664
States, municipalities and political subdivisions	11,090	295	7	11,378
Corporate securities	48,686	5,275	26	53,935
Redeemable preferred stocks	1,699	15	38	1,676
Total fixed maturities	96,662	6,073	82	102,653
Common stocks	2,828	32	244	2,616
Nonredeemable preferred stocks	1,210	—	51	1,159
Total equity securities	4,038	32	295	3,775
Other long-term investments	300	—	—	300
Total investments	$101,000	$6,105	$377	$106,728

December 31, 2009
U.S. government and agency securities	$74,578	$193	$177	$74,594
States, municipalities and political subdivisions	—	—	—	—
Corporate securities	48,742	2,482	257	50,967
Redeemable preferred stocks	2,600	5	146	2,459
Total fixed maturities	125,920	2,680	580	128,020
Common stocks	3,790	93	252	3,631
Nonredeemable preferred stocks	1,210	—	137	1,073
Total equity securities	5,000	93	389	4,704
Other long-term investments	300	—	—	300
Total investments	$131,220	$2,773	$969	$133,024

The SCDOI required UPC to place securities totaling at least $1,000 on deposit with the SCDOI to secure the payment of claims. Included in U.S. Government and Agency Securities is a U.S. Treasury Note with a cost of $1,005 and a fair value of $1,010 that we deposited with the SCDOI.

The table below summarizes our fixed maturities at September 30, 2010, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2010
	Cost or Amortized Cost	Fair Value
Due in one year or less	$6,721	$6,824
Due after one year through five years	50,452	52,272
Due after five years through ten years	27,425	31,226
Due after ten years	12,064	12,331
Total	$96,662	$102,653

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fixed maturities	$943	$862	$2,811	$3,211
Equity securities	40	69	132	231
Cash, cash equivalents and short-term investments	54	102	110	274
Net realized investment gains	206	75	234	780
Other-than-temporary impairments	—	—	—	(1,878)
Net investment income	$1,243	$1,108	$3,287	$2,618
Investment expenses	(20)	(34)	(120)	(135)
Net investment income, less investment expenses	$1,223	$1,074	$3,167	$2,483

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
September 30, 2010
U.S. government and agency securities	1	$11	$1,004	—	$—	$—
States, municipalities and political subdivisions	1	7	1,038	—	—	—
Corporate securities	—	—	—	1	26	981
Redeemable preferred stocks	—	—	—	9	38	1,027
Total fixed maturities	2	18	2,042	10	64	2,008
Common stocks	3	27	322	12	217	1,927
Nonredeemable preferred stocks	—	—	—	5	51	960
Total equity securities	3	27	322	17	268	2,887
Total	5	$45	$2,364	27	$332	$4,895
December 31, 2009
U.S. government and agency securities	12	$177	$32,991	—	$—	$—
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporate securities	1	14	1,038	2	243	1,793
Redeemable preferred stocks	—	—	—	12	146	1,836
Total fixed maturities	13	191	34,029	14	389	3,629
Common stocks	1	15	87	14	237	2,338
Nonredeemable preferred stocks	—	—	—	6	137	1,073
Total equity securities	1	15	87	20	374	3,411
Total	14	$206	$34,116	34	$763	$7,040
* This amount represents the actual number of discrete securities, not the number of shares of those securities. The number is not presented in thousands.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

During our third quarter 2010 evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. For both the debt and equity securities we own, we noted at September 30, 2010, that many of those for which we did not recognize an OTTI charge in prior periods had experienced increases in value during the securities market recovery that began in mid-2009, and that the issuers had stable financial histories and remained financially stable in the current economic environment. With regard to our debt securities in an unrealized loss position, we neither intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis, and all issuers continue to make interest payments on a timely basis. All the issuers of the equity securities we own had promising near-term prospects that indicated we could recover our cost basis, and we also have the ability and the intent to hold these securities until their value exceeds their cost.

The following table presents the fair value measurements of our financial instruments by level at September 30, 2010:

	Total	Level 1	Level 2	Level 3
U.S. government and agency securities	$35,663	$—	$35,663	$—
States, municipalities and political subdivisions	11,379	—	11,379	—
Corporate securities	53,936	—	53,936	—
Redeemable preferred stocks	1,675	1,675	—	—
Total fixed maturities	102,653	1,675	100,978	—
Common stocks	2,616	2,616	—	—
Nonredeemable preferred stocks	1,159	1,159	—	—
Total equity securities	3,775	3,775	—	—
Other long-term investments	300	300	—	—
Total investments	$106,728	$5,750	$100,978	$—

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

The only potentially dilutive securities we have outstanding are warrants. We have 7,077,375 warrants outstanding; each warrant can be exercised for one share of common stock. For the three- and nine-month periods ended September 30, 2010 and 2009, the warrants were anti-dilutive.

On October 4, 2010, the previously-outstanding unit purchase option expired.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

6)	REINSURANCE

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

Our catastrophe reinsurance agreements provide us coverage against severe weather events. We entered into excess-of-loss agreements with a group of private reinsurers and with the Florida Hurricane Catastrophe Fund (FHCF). The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The agreement with the FHCF only provides coverage against storms that the National Hurricane Center designates as a hurricane at landfall.

For the policy year beginning June 1, 2010, we have a private catastrophe reinsurance agreement structured into layers. The coverage provided by one layer picks up, or “attaches”, at the point where coverage under the previous layer ends. Our agreement with the FHCF divides our coverage into three layers: the Limited-Apportionment Company (LAC) layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit (TICL) layer.

For a single hurricane catastrophe, we have chosen to pay, or “retain”, the first $15,000 of catastrophe losses before our reinsurance contracts provide coverage. For a second and a third hurricane catastrophe, we would retain the first $5,000 of catastrophe losses for each event. Our agreements will reimburse us as much as $503,900 for the first event.

For a single non-hurricane catastrophe, we would retain the first $25,000 of catastrophe losses. For a second and a third non-hurricane catastrophe, we would retain the first $5,000 of catastrophe losses for each event. Our agreements will reimburse us as much as $127,200 for the first event.

With regard to all of our reinsurance agreements, we retain aggregate catastrophe losses, from all events, exceeding our reinsurance coverage.

Our agreement with the FHCF allows for one reinstatement of coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our agreement with the private reinsurers allows for one reinstatement of coverage on all the private layers should losses resulting from one or more severe weather events exhaust that coverage. Our agreement with the FHCF does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our private agreement requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private agreement becomes necessary, we purchased a reinsurance premium protection (RPP) policy. Our RPP policy reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first private layer.

Our non-catastrophe reinsurance agreement provides excess-of-loss coverage for losses arising out of property business up to $1,700 in excess of $1,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property business, one reinstatement of the $1,700 of coverage limit is included at 50% additional premium. The agreement, including reinstatements, provides aggregate coverage of $3,400 for losses arising out of property business, while any single occurrence is limited to $1,700. The agreement also provides coverage for losses arising out of a combination of property and casualty business up to $2,200 in excess of $1,000 per occurrence, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved for property or the number or type of insureds for casualty, of $2,200.

For our recently-discontinued Garage program, we entered into quota share reinsurance agreements for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share agreement after July 31, 2009. We recognized commission revenue on our previous quota share agreements totaling $4 and $97 for the three-month periods ended September 30, 2010 and 2009, respectively, and $917 and $381 for the nine-month periods ended September 30, 2010 and 2009, respectively.

We write flood insurance under an agreement with the National Flood Insurance Program (NFIP). We cede 100% of the premiums written and the related risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $114 and $89 for the three-month periods ended September 30, 2010 and 2009, respectively, and $434 and $376 for the nine-month periods ended September 30, 2010 and 2009, respectively.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in Ceded Premiums Earned on our unaudited Condensed Consolidated Statements of Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Excess-of-loss	$(4,241)	$(891)	$78,704	$81,697
Quota share	35	(60)	73	1,062
Flood	3,180	2,601	7,357	6,865
Ceded premiums written	$(1,026)	$1,650	$86,134	$89,624
Increase (decrease) in ceded unearned premiums	22,618	20,949	(19,205)	(34,765)
Ceded premiums earned	$21,592	$22,599	$66,929	$54,859

7)	POLICY ASSUMPTIONS

We are not a reinsurance entity; however, we occasionally supplement the natural growth of our book of business by assuming policies.

We conducted three policy assumptions under a 2008 assumption agreement with Citizens Property Insurance Corporation (Citizens) that terminated during the first quarter of 2010. For the three-month periods ended September 30, 2010 and 2009, we recorded $0 and $(105) of written premium assumed, respectively, and $0 and $268 of assumed commissions incurred, respectively, on those policies. For the nine-month periods ended September 30, 2010 and 2009, we recorded $(17) and $1,555 of written premium assumed, respectively, and $23 and $826 of assumed commissions incurred, respectively, on those policies. The amount of written premium assumed and assumed commission expense we record related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations.

On July 1, 2010, we assumed all of SSIC's in-force homeowners policies in South Carolina. For the three- and nine-month periods ended September 30, 2010, we recorded $2,801 of written premium assumed and $148 of assumed commissions incurred on those policies. Unlike the assumptions we made from Citizens, policyholders cannot "opt out" of our assumption from SSIC. For the right to assume and renew their in-force homeowners policies in South Carolina (SC Renewal Right), we agreed to pay SSIC $300, plus as much as an additional $700 depending upon the renewal rate of the policies we assumed. Based on an analysis of our historical renewal rates for similar policies, we initially recorded an intangible asset of $860, representing the amount we ultimately expected to pay SSIC for the SC Renewal Right. At September 30, 2010, we reduced the value of the intangible asset to $832 after our quarterly evaluation of renewal rates indicated that the actual renewal rate was less than what we originally anticipated. We determined that we will amortize the intangible asset over five years, representing the amount of time we expect the assumed policies to provide us a benefit. During the three- and nine-month periods ended September 30, 2010, we recorded amortization on the intangible totaling $83.

8)	NOTES PAYABLE

On February 16, 2010, we paid the final installment of $4,327 plus accrued interest that was due on the Columbus Bank and Trust (CB&T) note described in Note 12(b) in the Notes to Consolidated Financial Statements presented in our 2009 Form 10-K. We no longer have any amounts outstanding related to the CB&T note.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

On May 5, 2010, we paid the 11% Merger Notes, as described in Note 12(c) in the Notes to Consolidated Financial Statements presented in our 2009 Form 10-K, in full by remitting $18,475, inclusive of principal and accrued interest of $195, to the note holders. We recognized a $726 loss on the extinguishment of the Merger Notes due to the write off of the unamortized original issue discount.

Our long-term debt at September 30, 2010 consists of the note payable to the Florida State Board of Administration (SBA) described in Note 12(a) in the Notes to Consolidated Financial Statements presented in our 2009 Form 10-K. As of September 30, 2010 and December 31, 2009, we owed $18,529 and $19,706, respectively, on the SBA note, and the interest rate was 3.22% and 3.31%, respectively. All other terms and conditions of the SBA note remain as described in our 2009 Form 10-K.

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

On August 5, 2010, Synovus Bank, a Georgia banking corporation, filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida naming UIH and UIHC among the defendants and seeking unspecified damages and other relief. We intend to vigorously contest the purported claims in the above-described action. At this time, we cannot predict the probable outcome of this action; therefore, we have not accrued any amounts in our financial statements.

b)	Other

Our note payable to the SBA, as amended, requires us to meet certain covenants, the violation of which could cause an event of default. Among others, these covenants include maintaining statutory surplus equal to or greater than $50,000 less repayments of principal on the SBA note and less payments of catastrophic losses, refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and maintaining a minimum writing ratio. As permitted by the OIR, we recorded an additional $4.9 million of capital at UPC to maintain statutory surplus above the minimum required threshold; $3 million was paid to UPC in the second quarter, while the remaining $1.9 million will be paid in the fourth quarter prior to filing our third-quarter statutory report with the OIR. We were in compliance with the terms of the covenants at September 30, 2010, except for the writing ratio. Our Net Writing Ratio was 1.6:1 compared to the required 2:1, and our Gross Writing Ratio was 3.9:1 compared to the required 6:1. Because we did not meet the writing ratio, we will incur a 25 basis point interest penalty each quarter until we meet the writing ratio.

10)	RELATED PARTY TRANSACTIONS

Effective October 8, 2003, we entered into an investment-management agreement with Synovus Trust. The agreement remains in effect until terminated by either party. Synovus owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. Synovus owned 14.6% of our common stock outstanding at September 30, 2010. Our subsidiaries incurred combined fees under the agreement of $13 and $16 for the three-month periods ended September 30, 2010 and 2009, respectively, and $90 and $95 for the nine-month periods ended September 30, 2010 and 2009, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
In thousands, except share and per share amounts

At December 31, 2009, we owed $4,327 to CB&T, a bank owned by Synovus. We paid the loan in full in February 2010. Under the loan agreement, we incurred interest of $0 and $36 for the three-month periods ended September 30, 2010 and 2009, respectively, and $19 and $111 for the nine-month periods ended September 30, 2010 and 2009, respectively. CB&T charged us standard industry interest rates.

Our Chairman of the Board is also a director of Prime Holdings Insurance Services, Inc. (Prime). During March 2009, we agreed to modify the note receivable from Prime by delaying the payment due on May 1, 2009 to July 15, 2009; we received the $452 payment as scheduled on July 15, 2009, and we received the final payment of $402 on May 4, 2010.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors (the Merger Notes). For the three-month periods ended September 30, 2010 and 2009, total interest incurred related to these notes was $0 and $222, respectively, and total discount amortized related to these notes was $0 and $46, respectively. For the nine-month periods ended September 30, 2010 and 2009, total interest incurred related to these notes was $308 and $670, respectively, and total discount amortized related to these notes was $70 and $135, respectively. We paid these notes in full on May 5, 2010, recognizing a loss on extinguishment of $726.

11)	REGULATORY REQUIREMENTS AND RESTRICTIONS

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital (RBC), they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At September 30, 2010, UPC met all regulatory requirements of the states in which it operates, and it did not incur any assessments during the three- and nine-month periods ended September 30, 2010.

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

Because UPC issued a surplus note as defined by statutory accounting principles (SAP), UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the OIR. We remitted principal payments totaling $1,176 during the nine-month period ended September 30, 2010; principal payments commenced in October 2009.

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
September 30, 2010
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

Our insurance subsidiary must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. Surplus as regards policyholders was $50,004 and $50,855 at September 30, 2010 and December 31, 2009, respectively. Statutory net loss at our insurance subsidiary was $1,715 and $5,054 for the three-month periods ended September 30, 2010 and 2009, respectively, and $5,653 and $6,466 for the nine-month periods ended September 30, 2010 and 2009, respectively.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within Comprehensive Income on the Condensed Consolidated Statements of Income, and we include Accumulated Other Comprehensive Income as a component of Stockholders' Equity on the Condensed Consolidated Balance Sheets.

The table below details the components of Accumulated Other Comprehensive Income at September 30, 2010:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Balance at December 31, 2009	$1,804	$(696)	$1,108
Changes in net unrealized gain on investments	4,158	(1,603)	2,555
Reclassification adjustment for realized losses	(234)	90	(144)
Balance at September 30, 2010	$5,728	$(2,209)	$3,519

13)	EQUITY TRANSACTIONS

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

On August 13, 2009, our BOD declared a $0.05 per share dividend. We paid the $529 dividend on September 15, 2009 to shareholders of record on August 31, 2009.

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

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of September 30, 2010, and for the three- and nine-month periods ended September 30, 2010 (Form 10-Q) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses and loss adjustment expenses (unpaid losses) on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and other accounting policies, losses and loss adjustment expenses (losses) and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for losses and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; our ability to maintain compliance with financial covenants in our debt agreements; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); and acts of war and terrorist activities. For additional information, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 25, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. We continuously evaluate these estimates and assumptions based on a variety of factors; therefore, actual results could be materially different than our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine-month period ended September 30, 2010, we reassessed our critical accounting policies and estimates as disclosed within our 2009 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

As discussed in Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements, ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements, added new disclosures related to activity in investments that require Level 3 inputs to estimate their fair value. The additional disclosure required by ASU No. 2010-06 becomes effective for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Since we do not generally maintain investments that require Level 3 inputs to estimate fair value, we do not expect that our adoption of this portion of ASU No. 2010-06 will have a material effect on our consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendments in ASU 2010-26 specify that an entity should capitalize incremental direct costs of contract acquisition, as well as certain other costs directly related to acquisition activities performed by the entity. Also, advertising costs should only be included in deferred acquisition costs to the extent that the advertising costs meet the capitalization requirements for direct-response advertising in ASC Topic 944, Subtopic 340-20. The amendments in ASU No. 2010-26 shall be effective for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Our adoption of ASU No. 2010-26 will not have a material effect on our consolidated financial statements.

OUR BUSINESS

We, United Insurance Holdings Corp. (UIHC, United, we, our, us), write and service property and casualty insurance lines in Florida and South Carolina through our insurance subsidiary, United Property & Casualty Insurance Company (UPC). We offer standardized policies and we price our policies using rates approved by the regulatory agencies in the states in which we operate.

Our homeowner policies, including dwelling policies, provide coverage for a broad range of exposures, and include coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners. We also write flood insurance (Flood) through the National Flood Insurance Program. We earn a commission on our Flood policies; however, we retain no risk of loss.

To reach a broad range of prospective policyholders, we use numerous agents to produce policies for us (which we refer to as “direct” policies). We also assume policies from Citizens Property Insurance Corporation (Citizens) and from other carriers. Direct policies and policies assumed from Sunshine State Insurance Company (SSIC), represent 84% of our homeowner in-force policies as of September 30, 2010, and the remaining 16% represents policies originally assumed from Citizens. At September 30, 2010, we had approximately 80,400 homeowner policyholders.

During 2009, we discontinued our auto-service professionals' commercial product (Garage) policies, which represented approximately 1% and 4% of our gross premiums written for 2009 and 2008, respectively. After May 31, 2009, we did not renew any of our Garage policies.

Effective June 1, 2010, the South Carolina Department of Insurance (SCDOI) approved our insurance subsidiary, UPC, to write and service property and casualty lines in South Carolina. Under an agreement that became effective July 1, 2010, UPC assumed a $5.3 million book of business in South Carolina from SSIC.

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

ANALYSIS OF FINANCIAL CONDITION FOR SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Total Investments

We classify all of our investments as available-for-sale. Our investments at September 30, 2010 and at December 31, 2009 consisted mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Most of the corporate bonds we hold were issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. At September 30, 2010, approximately 83% of our fixed maturities are U.S. Treasuries or corporate bonds rated “A” or better;16% are corporate bonds rated “BBB”, and the remaining 1% are corporate bonds rated “B”. Our equity holdings reflect a similar diversification, as most of our holdings were issued by companies in the energy, healthcare, industrial, consumer products and technology sectors.

At September 30, 2010, our investment portfolio reflected $5.7 million of net unrealized gains compared to $1.8 million of net unrealized gains at December 31, 2009. The overall $3.9 million increase in our net unrealized gains continues to reflect the overall improvement in market conditions that began in mid-2009. See Note 4 for more detailed information regarding the

UNITED INSURANCE HOLDINGS CORP.

composition of our unrealized gains and unrealized losses. We evaluated all securities in an unrealized loss position using the criteria discussed in the CRITICAL ACCOUNTING POLICIES AND ESTIMATES section in our 2009 Form 10-K and we determined that none were other-than-temporarily impaired at September 30, 2010.

The Florida Office of Insurance Regulation (OIR) and the SCDOI require us to maintain on deposit a specified amount of securities to ensure the payment of our claims. For the OIR, we maintain a $0.3 million certificate of deposit, which automatically renews every twelve months, and for the SCDOI, we maintain a $1.0 million U.S. Treasury Note.

Reinsurance Payable

Effective June 1, 2010, we entered into the following reinsurance agreements:

•	Property Catastrophe Excess of Loss Reinsurance Agreement (Private Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies ,

•	Property Catastrophe Second Event Excess of Loss Reinsurance Agreement (Second Event Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies,

•	Property Catastrophe Third Event Excess of Loss Reinsurance Agreement (Third Event Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies,

•	Florida Hurricane Catastrophe Fund Reimbursement Contract (FHCF Agreement) between United Property & Casualty Insurance Company and the State Board of Administration of Florida ,

•	Reinstatement Premium Protection Reinsurance Agreement (RPP Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies, and

•	Multi-Line Per Risk Excess of Loss Reinsurance Agreement (Per Risk Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies.

Our catastrophe reinsurance agreements provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into the Private Agreement, the Second Event Agreement and the Third Event Agreement for a total premium of approximately $40.7 million, and we entered into the FHCF Agreement for a total premium of approximately $31.1 million. The Private Agreement provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The FHCF Agreement provides coverage only against storms that are designated as hurricanes by the National Hurricane Center. We entered into our RPP Agreement for a premium of $12.0 million, and our Per Risk Agreement for a premium of $0.8 million. See Note 6 for additional information regarding our reinsurance program.

The premium on our private catastrophe reinsurance contract is based on our projected total insured value (TIV) at September 30th. On June 1st, when the agreement becomes effective, we record the deposit premium amount as reinsurance premium payable; then, on September 30th, we adjust the amount of recorded premium based on the actual TIV on that date. Since our actual TIV at September 30, 2010 was less than our projected TIV, the premium on our Private Agreement decreased $3.4 million, thereby reducing our total reinsurance premiums for the 2010-2011 contract year to $81.2 million. We recognized $1.1 million of the premium reduction in the third quarter, and will recognize the remaining $2.3 million cost reduction over the remaining contract period which ends in May 2011.

Notes Payable

The $22.9 million decrease in notes payable between December 31, 2009 and September 30, 2010 primarily resulted from our effort to reduce our outstanding debt and recognize savings in interest costs. During February 2010, we paid in full the remaining $4.3 million principal balance of our note payable to Columbus Bank and Trust (CB&T) when the note matured. In May 2010, we paid in full the outstanding $18.3 million principal balance on our 11% Merger Notes, as described in Note 12(c) in the Notes to Consolidated Financial Statements presented in our 2009 Form 10-K, which were due to mature in September 2011. By extinguishing the Merger Notes early, we expect to recognize improvements in net income of $0.4 million and $1.0 million in 2010 and 2011, respectively.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Gross Premiums Written

Gross premiums written increased by $2.6 million as a result of our assumption of policies in South Carolina.

Gross Premiums Earned

Our gross premiums earned decreased by $1.6 million in the third quarter of 2010 for several reasons. We terminated our Garage program in 2009, which contributed $1 million to gross premiums earned during the third quarter of that year. We began reducing our writings in 2009 to reduce our risk exposures, and we began shifting portions of our remaining book of business to risk exposures in territories with more favorable loss characteristics, but with lower average premiums. Gross premiums earned of $1.2 million related to the South Carolina assumption offset the reductions.

Ceded Premiums Earned

The premiums on our 2010-2011 reinsurance agreements remained essentially the same as the premiums on our 2009-2010 reinsurance agreements. Since the premium on our Private Agreement is based on TIV, we reduced our ceded premiums written in 2010 by $3.4 million because our actual TIV at September 30, 2010 was less than our projection of September 30th TIV at the beginning of the agreement. We recognized $1.1 million of the $3.4 million reduction in reinsurance premium in the third quarter, and we will recognize the remaining $2.3 million over the remaining contract period which ends in May 2011.

Losses and Loss Adjustment Expenses

Losses and Loss Adjustment Expenses (LAE) decreased $0.7 million primarily due to a decrease in the frequency and severity of water-pipe claims. Additionally, the termination of our Garage program and an improved geographic dispersion of our policies to non-coastal areas of Florida contributed to the decrease.

Policy Acquisition Costs

Since policy acquisition costs are directly related to, and vary with, earned premium, the $0.7 million decrease in policy acquisition costs resulted from the decrease in earned premiums.

Operating Expenses

Operating expenses increased $0.4 million due to increases in personnel costs, professional services, and premium taxes.

Interest Expense

Interest expense decreased $0.7 million because we retired our $18.3 million, 11% Merger Notes on May 5, 2010. The Merger Notes were due to mature on September 29, 2011.

Provision (Benefit) for Income Tax

We recorded a benefit of $0.2 million for the three-month period ended September 30, 2010 compared to a benefit of $0.7 million for the three-month period ended September 30, 2009. The decrease in the current quarter's benefit is primarily due to the reduction in our loss before income taxes.

UNITED INSURANCE HOLDINGS CORP.

Our effective tax rate for the third quarter was 32.9%, compared to 48.6% for the third quarter of 2009. We recorded two adjustments to our federal income tax expense during the third quarter of 2009 that caused the higher effective tax rate. For the first six months of 2009, we had recorded our federal income tax provision using a 35% rate. As a result of our pre-tax loss in the third quarter of 2009, our federal rate decreased to 34%, requiring us to reduce our federal income tax provision by the 1% rate difference related to the first half of the year. In the third quarter of 2009, we also recorded an adjustment related to our 2008 tax year, which increased our federal income tax benefit.

Net Loss

As a result of the foregoing, our net loss for the quarter was $0.3 million compared to a net loss of $0.7 million for the same period last year.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Gross Premiums Written

Our gross premiums written decreased by $1.2 million due to a planned reduction in risk exposures in an effort to reduce reinsurance cost.

Gross Premiums Earned

Our gross premiums earned decreased by $0.9 million in 2010 for several reasons. We began reducing our writings in 2009 to reduce our risk exposures, and we began shifting portions of our remaining book of business to risk exposures in territories with more favorable loss characteristics, but with lower average premiums. Gross premium earned of $1.2 million, related to our assumption of policies in South Carolina, offset the reductions.

Ceded Premiums Earned

Ceded premiums earned increased to $66.9 million from $54.9 million. Each nine-month reporting period overlaps two different reinsurance agreements; the 2010 period consists of ceded premiums earned from the 2010-2011 contracts and from the 2009-2010 contracts, while the 2009 period consists of ceded premiums earned from the 2009-2010 contracts and from the 2008-2009 contracts. The premiums associated with our 2009-2010 reinsurance agreements increased significantly compared to the premiums associated with our 2008-2009 reinsurance agreements. Additionally, the premiums associated with our 2010-2011 reinsurance agreements did not change significantly compared to the premiums associated with our 2009-2010 reinsurance agreements; therefore, we earned more ceded premium in the 2010 period.

Losses and Loss Adjustment Expenses

Losses and LAE increased $1.5 million primarily due to increases in water-related claims during the first half of 2010. We also experienced an increase in fire claims, an increase that we believe is non-recurring. The increases in water-related and fire claims were partially offset by decreases in losses and LAE resulting from the reduction of in-force policies and the termination of our Garage program, as well as from the redistribution of our policies to non-coastal areas of Florida.

Policy Acquisition Costs

Since policy acquisition costs are directly related to, and vary with, earned premium, the $0.2 million decrease in policy acquisition costs resulted from the decrease in earned premiums.

Operating Expenses

Operating expenses have not changed significantly when compared to the prior year period .

UNITED INSURANCE HOLDINGS CORP.

Interest Expense

Interest expense decreased $0.7 million because we retired our $18.3 million, 11% Merger Notes on May 5, 2010. The Merger Notes were due to mature on September 29, 2011.

Other Expenses

We recorded a $0.7 million loss on the early extinguishment of our $18.3 million, 11% Merger Notes during the second quarter of 2010. The $0.7 million represents the unamortized original issue discount that we wrote off upon extinguishing the Merger Notes.

Provision (Benefit) for Income Tax

We recorded a benefit for income tax of $2.3 million for the nine-month period ended September 30, 2010 compared to a provision for income tax expense of $3.0 million for the same period last year. The change from the prior year is primarily due to the decrease in income before income taxes for the current year. Our effective tax rate for the nine-month periods ended September 30, 2010 and 2009, was 37.3% and 36.1%, respectively.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss of $3.8 million for the nine-month period ended September 30, 2010 compared to net income of $5.2 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Primarily, we obtain cash through premium collections, reinsurance recoveries, investment income and the sale or maturity of invested assets. We mainly use our cash to pay claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments.

We do not conduct any business operations of our own; UPC, United Insurance Management, L.C. (UIM) and Skyway Claims Services, LLC conduct the business operations of the consolidated group. As a result, we rely on cash dividends or intercompany loans from UIM to pay our general and administrative expenses. Insurance authorities in the states in which we operate heavily regulate UPC, including restricting any dividends paid by UPC and requiring approval of any management fee UPC pays to UIM for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may therefore pay us dividends from any positive net cash flows that they generate. UIM pays us dividends primarily using cash from the collection of management fees from UPC, pursuant to a management agreement in effect between those entities.

During the first nine months of 2010, our operations generated cash of $8.8 million, compared to $33.5 million during the same period in 2009. The cash generated by our operating activities resulted primarily from the collection of premiums in advance of the payment of claims. The decrease in cash generated by operating activities is largely the result of a $19.9 million increase in reinsurance payments for the first nine months of 2010 compared to the same period in 2009, and a $4.5 million decrease in cash collected from reinsurers primarily related to catastrophe claims paid by UPC.

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

In June, we recorded a reinsurance premium payable of $84.6 million related to our 2010-2011 reinsurance contracts. and we reduced the total amount to be paid to $81.2 million in September after adjusting for the difference between actual TIV and

UNITED INSURANCE HOLDINGS CORP.

projected TIV at September 30, 2010. Though our reinsurance premiums remained relatively flat in relation to the 2009-2010 contracts, we secured more coverage. Our current contracts exclude our participation in any catastrophe losses in excess of our initial retained loss, up to the aggregate limits of coverage, and the contracts include coverage for each of a second and third catastrophic event with lower amounts of retained loss on those events. We paid our first reinsurance premium installment of $28.2 million during the third quarter of 2010, we will pay $38.6 million during the fourth quarter of 2010 and $14.4 million in 2011.

Under our current reinsurance contracts, should a single hurricane occur, we retain the first $15.0 million of losses and LAE, before our reinsurance agreements provide coverage. Should a single, non-hurricane catastrophic event occur, we retain the first $25.0 million of losses and LAE, before our reinsurance agreements provide coverage. As noted in the previous paragraph, we also purchased coverage for a second and a third event, and that coverage reduces our initial retained loss and LAE to $5 million on each event. If a catastrophe exceeds our reinsurance coverage, we will be liable for those losses and LAE as well. We are dependent on the creditworthiness of our reinsurers and if they do not reimburse us for the claims they reinsure, we remain primarily liable for those claims. For additional information regarding our reinsurance coverage, please see Note 6 of our unaudited interim condensed consolidated financial statements included herein.

During the first nine months of 2010, our investing activities provided $29.6 million of cash because we sold $30.0 million more securities than we purchased and we paid $0.4 million for capitalized software and equipment.

Our financing activities used $27.1 million of cash because we paid off our $18.3 million Merger Notes and our $4.3 million note payable to CB&T, we reduced our bank overdrafts by $2.8 million, we have made principal payments of $1.2 million on our note payable to the SBA, and we paid $0.5 million of dividends.

The SBA note requires UPC to maintain statutory surplus equal to or greater than $50 million less repayments of principal on the SBA note and less payments of catastrophic losses, and provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note. We have not defaulted on the note; however, if we defaulted and the SBA elected to pursue their default remedies, such default remedies would reduce our statutory surplus and could adversely affect our liquidity. During the first quarter, we recorded a $3 million capital contribution to maintain UPC's surplus as regards policyholders above the minimum required threshold at the end of that quarter, and we recorded an additional $1.9 million capital contribution to UPC in the third quarter for the same reason. We funded both contributions subsequent to the respective quarter end, but prior to filing our respective quarterly statutory report with the OIR. We may need to make additional capital contributions to maintain surplus as regards policyholders above the minimum required threshold in the future.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2010, we have no off-balance sheet arrangements.

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

During the fiscal quarter ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2010, Synovus Bank, a Georgia banking corporation, filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida naming UIH and UIHC among the defendants and seeking unspecified damages and other relief. We intend to vigorously contest the purported claims in the above-described action. At this time, we cannot predict the probable outcome of this action; therefore, we have not accrued any amounts in our financial statements.

Item 1A. Risk Factors

No material changes have occurred in the risk factors that we disclosed in our 2009 Form 10-K as filed with the SEC on March 25, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the third quarter of 2010, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At September 30, 2010, we were in compliance with these requirements.

Item 3. Defaults upon Senior Securities

None.

Item 4. Reserved

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

UNITED INSURANCE HOLDINGS CORP.

November 10, 2010	By:	/s/ Donald J. Cronin
Donald J. Cronin, President and Chief Executive Officer (principal executive officer and duly authorized officer)

November 10, 2010	By:	/s/ Joseph R. Peiso
Joseph R. Peiso, Chief Financial Officer (principal financial officer)