Form 10-K
period 2010-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2011-03-17
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer    ☐    Accelerated filer    ☐
Non-accelerated filer    ☐    Smaller reporting company    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Non-affiliates held common stock issued by the registrant with an aggregate market value of $17,262,335 as of June 30, 2010, calculated using the closing sales price reported for such date on the Over-The-Counter-Bulletin Board. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
As of March 17, 2011, 10,573,932 shares of common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-K, we present amounts rounded to the nearest thousand, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation.

UNITED INSURANCE HOLDINGS CORP.

FORWARD LOOKING STATEMENTS
Statements in this Form 10-K for the year ended December 31, 2010 or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the hurricanes that occurred in 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-K; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new Federal or State regulations that affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); acts of war and terrorist activities; and other matters described from time to time by us in this Form 10-K and in our other filings with the SEC.
We caution you to not place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which prescribes when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile.
These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in this Form 10-K are valid only as of the date of this Form 10-K and may not occur in light of the risks, uncertainties and assumptions that we describe in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

We incorporated as FMG Acquisition Corp. (FMG) on May 22, 2007 under Delaware law and became a publicly-traded company during October 2007. We changed our name to United Insurance Holdings Corp. (UIHC) after we merged with United Insurance Holdings, L.C. (UIH) on September 30, 2008. We describe the merger transaction in detail below in the MERGER TRANSACTION section.

Through UIH, our wholly-owned subsidiary, and UIH’s three wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida and, as of July 1, 2010, South Carolina. The three subsidiaries of UIH, each incorporated under Florida law, include United Property and Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. We operate under one business segment. We believe our holding company structure provides us flexibility to expand our products and services in the future. In January 2011, the state regulatory authority in Massachusetts authorized UPC to write in that state, and UPC has applications pending in four additional states.

Our office is located at 360 Central Avenue, Suite 900, St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737.

MERGER TRANSACTION

On September 30, 2008, we completed a merger whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG, merged with and into UIH, a Florida limited liability company, with UIH remaining as the surviving entity. As consideration for the merger, we paid the members of UIH an aggregate of $25,000 in cash, issued 8,929,819 shares of our common stock and granted warrants to purchase 1,273,569 shares of our common stock. The cash consideration was funded with cash held in our trust account established in connection with our initial public offering, as well as the net proceeds from the debt financing which closed on September 29, 2008.

We accounted for the merger as a reverse acquisition and recapitalization because UIH was deemed to be the acquirer for accounting purposes. Accordingly, our historical consolidated financial statements reflect the assets, liabilities and operations of UIH prior to the merger date, recorded on a historical cost basis. We then recorded UIHC’s (formerly FMG’s) assets and liabilities at their fair value on the date of the merger.

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

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. A soft market is typically characterized by increased competition that results in lower pricing, expanded coverage terms and increased commissions paid to distribution sources to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing, reduced coverage terms and lower commissions paid to acquire business. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. During 2010, the Florida property and casualty industry continued to experience a soft market, but the market could harden during 2011 depending on legislative actions, reinsurance pricing and the financial condition of insurers that write in Florida.

UNITED INSURANCE HOLDINGS CORP.

PRODUCT LINES

Policies we issue under our Protector Homeowner Program provide both structure and content coverage, while our Guardian Dwelling Fire Program allows policyholders to select differing types and levels of coverage. We use the term homeowners to collectively refer to our homeowner and our dwelling fire lines of business. We offer standardized policies for a broad range of exposures, and our policies include coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners. We also write Flood policies, on which we earn a commission while retaining no risk of loss, in all states in which we write our other products.

Though we have authorization to write a commercial line of business in Florida that includes auto and multi-peril coverage, we discontinued writing this business after May 31, 2009.

PRICING

We price our product at levels that we project will generate an acceptable underwriting profit. We generally use actuarial loss costs promulgated by the ISO as a benchmark during the development of pricing for our products. With assistance from our actuary, we further adjust pricing to account for our historical loss experience as well as individual risk and coverage characteristics.

As demonstrated during 2009, rate regulation in the states in which we do business, as well as other factors, can prevent us from increasing our prices until some time after the costs associated with coverage have increased. How quickly we can change our rates in response to increased costs depends upon the time it takes for us to submit a rate filing with the state regulatory authority in the appropriate state and upon the length of time the regulatory authority takes to review and approve the filing. At times, our ability or willingness to raise prices, modify underwriting terms or reduce exposure may be limited due to considerations of public policy, the evolving political environment, competition and/or our social responsibilities.

During September 2009, we implemented an average 12.7% rate increase on policies written under our Protector Homeowner Program and during October 2009, we implemented an average 15% rate increase on policies written under our Guardian Dwelling Fire Program. We implemented an additional average 14% rate increase for our Protector Homeowner Program during March 2010, and an additional average 14.7% rate increase for our Guardian Dwelling Fire Program during April 2010.

The Florida state regulatory authority recently approved our application for an average 15.9% rate increase that we expect to implement on Florida policies during the second quarter of 2011. Applying a rate increase to all policies that were in force on the date the increase became effective takes as long as a year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income.

COMPETITION

The property and casualty insurance industry is very competitive both as to rate and service. Except for certain regulatory considerations, the insurance industry has relatively few barriers to entry. We compete with large national insurance providers, smaller regional providers and even smaller providers that only write policies in one particular state. We primarily compete with Universal Insurance Company of North America, Security First Insurance Company, and other similar companies. Also, due to legislation passed by the Florida legislature in 2007, Citizens Property Insurance Corporation, an insurer supported by the State of Florida, now competes with private insurers.

We compete primarily on the basis of underwriting criteria, our distribution network and high-quality service to our agents and policyholders because we believe that we compare favorably in these areas. New entrants to our markets may arise and create additional competition leading to potentially lower prices and higher limits offered. Although our pricing is influenced to some degree by the pricing of our competitors, we believe it is generally not in our best interest to compete on price.

UNITED INSURANCE HOLDINGS CORP.

MARKETING AND DISTRIBUTION

To reach a broad range of prospective policyholders, we use more than 300 agency groups representing approximately 2,000 agents, including strategic partnerships with two national carriers and the Florida Agents Association who write direct policies for us. We recruit, train and license the full-service insurance agents that distribute our products. Typically, a full-service agency is small to medium in size and represents several companies for both personal and commercial product lines. We depend upon our agents to produce new business for us. Our agents also provide us with valuable marketing information about the homeowners’ insurance needs in the communities we serve. We compensate our agents primarily with a fixed-rate commission. We do not have any placement service agreements or other similar arrangements with our agents.

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

We also appoint limited-service insurance agents that only service the policies we have assumed from Citizens. These limited-service agents are an outgrowth of the Consumer Choice amendment passed by the Florida legislature in 2003. We believe our large network of limited-service agents is valuable for quickly and effectively completing the transactions involving the policies we occasionally assume from Citizens.

POLICY ADMINISTRATION

We are committed to providing the highest possible level of service to our insurance agents and our policyholders. We use third-party administrators to manage our information systems and to perform the administrative duties of processing a policy. Using a third-party administrator allows us to obtain up-to-date technology at a reasonable cost and to achieve economies of scale without incurring significant fixed-overhead expenses.

Our third-party policy administrator provides us with integrated policy underwriting, billing, collection and reporting services. To provide these services, our policy administrator employs Internet-based systems for the on-line submission of applications, the underwriting of policies and the automated issuance of policies, allowing us to issue our policies efficiently and quickly and provide our agents with the ability to easily submit periodic changes for our customers via the Internet.

We monitor the work of our policy administrator by conducting conference calls and monthly meetings, as well as periodically testing their data through our internal audit function.

During 2008, we contracted with Computer Sciences Corporation to become our new policy administrator. In early 2010, we completed the transition of all of our policies-in-force, excluding our commercial line and Flood policies, from our former policy administrator to CSC. As a result, CSC administers all new and renewal homeowners policies.

UNDERWRITING

Our underwriting policies and procedures seek to minimize our risk of loss while maximizing our premium by optimizing our geographic exposure and diversifying our portfolio with respect to projected maximum loss, total insured value and average annual losses. To accomplish this optimization of our portfolio, we use our modeling software to strategically analyze each of our risk exposures, including wind exposures. During the optimization process, we analyze risk exposures at various levels of detail, such as by zip code or by street address, to provide us with objective data that we can use to close or re-open certain zip codes or to non-renew poorly-performing policies.

We establish underwriting guidelines to provide a uniform approach to our risk selection and to achieve underwriting profitability. After we bind a new policy, with few exceptions, we have the insured property physically inspected. Our underwriters review the property inspection report during their risk evaluation and if the policy does not meet our underwriting criteria, we typically cancel the policy within 60 days.

We currently write policies throughout South Carolina and in all Florida counties except Pasco and Hernando, where sinkhole losses are an increased risk.

UNITED INSURANCE HOLDINGS CORP.

We use information provided by Insurance Services Office, Inc.; a national provider of statistical, actuarial, underwriting and claims information; as well as information resulting from our optimization process to divide the states in which we write policies into rating territories. Our homeowner rates vary from territory to territory. While we are required to maintain rates in our rating territories, our underwriting criteria determines in which territories we would write a policy. Our underwriting criteria can change over time by territory depending on the circumstances in each territory.

RESERVES FOR UNPAID LOSSES

We generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses. We establish reserves for unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine they are necessary.

Reserves for unpaid losses fall into two categories: case reserves and reserves for claims incurred but not reported. See our CRITICAL ACCOUNTING POLICIES AND ESTIMATES section under Item 7 of this Form 10-K for a discussion of these two categories of reserves for unpaid losses and for a discussion of the methods we use to estimate those reserves.

On an annual basis, our independent actuary issues a statement of actuarial opinion that documents the actuary’s evaluation of the adequacy of our unpaid loss obligations under the terms of our policies. We review the actuary's opinion and compare the projected ultimate losses per the opinion to our own projection of ultimate losses to ensure that our reserve for unpaid losses recorded at each annual balance sheet date is based upon our analysis of all internal and external factors related to known and unknown claims against us and to ensure our reserve is within NAIC guidelines. We compare our recorded reserve to the indicated range provided in the actuary's opinion report.

We maintain an in-house claims staff that monitors and directs all aspects of our claims process. We assign the fieldwork to our third-party claims adjusting companies, none of whom have the authority to settle or pay any claims on our behalf. The claims adjusting companies conduct inspections of the damaged property and prepare initial estimates. We review the inspection reports and initial estimates to determine the amounts to be paid to the policyholder in accordance with the terms and conditions of the policy. Our exclusive contract with a particular claims adjusting company requires us to assign all catastrophe claims to that company through December 31, 2010; however, that particular company may choose to outsource catastrophe claims fieldwork to other claims adjusting companies. We also maintain strategic relationships with several claims adjusting companies which we can engage should we need additional non-catastrophe claims servicing capacity. As demonstrated during 2004 and 2005 when we had several catastrophic hurricanes, we believe all of our relationships provide an adequate level of claims servicing in the event catastrophes affect our policyholders in the future.

UNITED INSURANCE HOLDINGS CORP.

RECONCILIATION OF LOSS RESERVES

The table below shows the analysis of our reserve for unpaid losses for each of our last three years on a GAAP basis:

	2010	2009	2008
Balance at January 1	$44,112	$40,098	$36,005
Less: reinsurance recoverable on unpaid losses	23,447	20,906	14,446
Net balance at January 1	$20,665	$19,192	$21,559
Incurred related to:
Current year	$41,527	$43,731	$33,040
Prior years	1,006	(2,976)	(4,977)
Total incurred	$42,533	$40,755	$28,063
Paid related to:
Current year	$27,065	$30,637	$21,005
Prior years	12,533	8,645	9,425
Total paid	$39,598	$39,282	$30,430
Net balance at December 31	$23,600	$20,665	$19,192
Plus: reinsurance recoverable on unpaid losses	23,814	23,447	20,906
Balance at December 31	$47,414	$44,112	$40,098

Composition of reserve for unpaid losses and LAE:
Case reserves	22,445	18,612	14,431
IBNR reserves	24,969	25,500	25,667
Balance at December 31	47,414	44,112	40,098

LOSS RESERVE DEVELOPMENT

The table on the next page displays UPC's loss reserve development, on a GAAP basis, for business written in each year from 2000 through 2010; it does not distinguish between catastrophic and non-catastrophic events. The following explanations of the main sections of the table should provide a better understanding of the information displayed:

Original net liability. The original net liability represents the original estimated amount of reserves for unpaid losses recorded at the balance sheet date for each of the years indicated in the column headings, net of reinsured losses. We record reserves related to claims arising in the current year and in all prior years that remained unpaid at the balance sheet date for each of the years indicated, including estimated losses that had been incurred but not reported.

Net cumulative paid as of. This section displays the net cumulative payments we have made for losses, as of the balance sheet date of each succeeding year, related to claims incurred prior to the balance sheet date of the year indicated in the column heading.

Net liability re-estimated as of. This section displays the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. An increase or decrease from the original reserve estimate is caused by a combination of factors, including i) claims being settled for amounts different than originally estimated, ii) reserves being increased or decreased for claims remaining open as more information becomes available on those individual claims and iii) more or fewer claims being reported after the year end than estimated.

Cumulative redundancy (deficiency) at December 31, 2010. The cumulative redundancy or deficiency results from the comparison of the net liability re-estimated as of the current balance sheet date to the original net liability, and it indicates an overestimation of the original net liability (a redundancy) or an underestimation of the original net liability (a deficiency).

UNITED INSURANCE HOLDINGS CORP.

It is important to note that the table presents a run-off of balance sheet liability for the periods indicated rather than accident or policy loss development for those periods. Therefore, each amount in the table includes the cumulative effects of changes in liability for all prior periods. Conditions and trends that have affected liabilities in the past may not necessarily occur in the future.

	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Original net liability	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590	$4,513	$2,078	$1,249
Net cumulative paid as of:
One year later		13,028	8,984	9,707	9,047	12,872	10,962	4,549	4,530	1,707	767
Two years later			13,148	12,127	13,083	14,363	13,871	6,097	6,065	2,065	963
Three years later				14,310	14,115	15,582	14,868	6,594	6,779	2,258	1,081
Four years later					15,395	16,312	15,021	6,382	7,185	2,260	1,197
Five years later						17,356	15,214	6,368	6,967	2,250	1,197
Six years later							15,291	6,463	6,929	2,067	1,197
Seven years later								6,664	6,927	2,067	1,041
Eight years later									6,930	2,067	1,041
Nine years later										2,067	1,041
Ten years later											1,041
Net liability re-estimated as of:
End of year	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590	$4,513	$2,078	$1,249
One year later		22,169	16,556	16,864	17,652	18,802	12,989	6,061	5,252	2,315	888
Two years later			17,472	15,759	16,707	17,675	15,260	6,358	6,523	2,279	1,112
Three years later				16,505	16,337	17,355	15,586	7,051	6,981	2,378	1,192
Four years later					16,781	17,814	15,582	6,561	7,438	2,260	1,257
Five years later						18,052	15,672	6,730	7,066	2,259	1,197
Six years later							15,409	6,794	6,932	2,068	1,198
Seven years later								6,680	6,928	2,067	1,041
Eight years later									6,931	2,067	1,041
Nine years later										2,067	1,041
Ten years later											1,041
Cumulative redundancy (deficiency) at December 31, 2010		$(1,504)	$1,720	$5,054	$6,954	$2,395	$(6,960)	$(3,090)	$(2,418)	$11	$208
Cumulative redundancy (deficiency) as a % of reserves originally established		(7.3)%	9.0%	23.4%	29.3%	11.7%	(82.4)%	(86.1)%	(53.6)%	0.5%	16.7%
Net reserves	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590	$4,513	$2,078	$1,249
Ceded reserves	23,814	23,446	20,907	14,445	33,440	153,768	4,100	—	—	—	—
Gross reserves	$47,414	$44,111	$40,099	$36,004	$57,175	$174,215	$12,549	$3,590	$4,513	$2,078	$1,249
Net re-estimated		$22,169	$17,472	$16,505	$16,781	$18,052	$15,409	$6,680	$6,931	$2,067	$1,041
Ceded re-estimated		25,152	19,033	11,059	23,643	135,757	7,477	—	—	—	—
Gross re-estimated		$47,321	$36,505	$27,564	$40,424	$153,809	$22,886	$6,680	$6,931	$2,067	$1,041

UNITED INSURANCE HOLDINGS CORP.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

As with all property and casualty insurers, we are exposed to potentially numerous insured losses arising out of one or more natural catastrophes. We expect to and will incur some losses related to catastrophes and with the approval of the various state regulatory authorities, we will attempt to price our policies accordingly. Our exposure to catastrophic losses arises principally out of windstorms such as hurricanes. Through the use of standard industry modeling techniques, we manage our exposure to such losses. As discussed below in the REINSURANCE section, we also obtain reinsurance coverage to mitigate the financial impact of catastrophe-related losses.

REINSURANCE

Reinsurance involves transferring all or a portion of the risk exposure on policies we write to another insurer. We purchase reinsurance to allow us to limit our exposure to the financial impact of catastrophe-related loss and to reduce our net liability on individual risks. The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market and, in recent years, the reinsurance industry has undergone dramatic changes.

We determine the amount of reinsurance coverage to purchase each year based on a number of factors, including the evaluation of the risks accepted, regulatory and rating bureau requirements, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. See Note 9 in our consolidated financial statements for details on the reinsurance coverage we have in place at December 31, 2010, and see Item 1A of this Form 10-K for an explanation of risks associated with catastrophes and reinsurance.

We use per-risk, excess-of-loss agreements for our non-catastrophe homeowner and dwelling programs, and we used quota share agreements for our commercial line of business prior to voluntarily discontinuing the commercial line during 2009. We retain no risk of loss with our Flood program.

Each year, we purchase catastrophe reinsurance coverage in an amount up to our estimated 100-year projected maximum loss at the date of purchase. For the 2010-2011 reinsurance contracts, we retained the first $15,000 of catastrophe-related losses for the first event and $5,000 for a second or third event. To manage our reinsurance costs, we analyze our projected maximum loss on a regular basis using a licensed, in-house catastrophe modeling software program. For our catastrophe reinsurance program, we have excess-of-loss contracts with a group of private reinsurers and with the Florida Hurricane Catastrophe Fund. The private contract provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The contract with the FHCF only provides coverage against any storm that the National Hurricane Center designates as a hurricane at landfall. Our catastrophe reinsurance agreements coincide with the seasonality of Florida’s hurricane season; therefore, our agreements cover the period from June 1 to May 31.

UNITED INSURANCE HOLDINGS CORP.

The following table summarizes our reinsurance exposures by reinsurer at December 31, 2010:

	AM Best Rating	Total Recoverable	Ceded Balances Payable	Net Recoverable	Letters of Credit	Net Unsecured Recoverable
ACE Tempest Reinsurance Ltd	A+	$747	$—	$747	$403	$344
Alea London Ltd	—	262	—	262	—	262
Allianz Risk Transfer Ltd	A+	644	461	183	183	—
Amlin Bermuda Ltd	A	724	519	205	205	—
Arch Re Bermuda	A	480	344	136	136	—
Argo Re	A	130	93	37	37	—
Axis Reinsurance Company	A	76	92	—	—	—
Catlin Insurance Company Ltd	A	64	—	64	46	18
DaVinci Reinsurance Ltd	A	2,530	1,691	839	839	—
Everest Re	A+	1,154	826	328	—	328
Flagstone Reassurance Suisse SA	A-	461	301	160	160	—
Florida Hurricane Catastrophe Fund	—	29,665	—	29,665	—	29,665
Hanover Ruckversicherungs Ag	A	76	92	—	—	—
Harco National Insurance Group	A-	1,243	379	864	—	864
Hartford Steam Boiler Inpection & Ins Co	A+	99	21	78	—	78
Hiscox Insurance Co Ltd	A	201	138	63	63	—
Lloyd’s Syndicates	As	11,119	3,160	7,959	—	7,959
Markel International	A	102	63	39	—	39
Montpelier Reinsurance Ltd	A-	3,411	1,990	1,421	1,146	275
Munich Reinsurance America Inc	A+	291	209	82	—	82
National Flood Insurance Program	—	4,830	—	4,830	—	4,830
Odyssey America Reinsurance	A	433	160	273	—	273
Omega Specialty Insurance Co Ltd	A-	577	388	189	189	—
Paris Re	A	114	82	32	32	—
Platinum Underwriters Bermuda Ltd	A	874	626	248	248	—
Platinum Underwriters Reinsurance Inc	A	307	—	307	—	307
Renaissance Reinsurance Ltd	A+	3,795	2,537	1,258	1,258	—
Scor Reinsurance Company	A	153	184	—	—	—
Tokio Millennium Re Ltd	A+	295	212	83	83	—
Torus Insurance (Bermuda) Ltd	A-	444	296	148	148	—
Transatlantic	A	164	118	46	—	46
WR Berkley Europe Ltd	A	15	—	15	9	6
Wurttembergische Versicherung Ag	NR-4	131	—	131	78	53
		$65,611	$14,982	$50,692	$5,263	$45,429

Note:    If our ceded balance payable to a reinsurer exceeds our total recoverable from that reinsurer, we reflect the net recoverable from that reinsurer as “—” in this schedule as we do not have a right of offset with the other reinsurance carriers.

At December 31, 2010, the net unsecured recoverable amount from the FHCF is $29,665 comprised of a) $1,396 receivable for claims we paid and will submit to FHCF for reimbursement, b) $15,621 of estimated unpaid losses and c) $12,648 of prepaid reinsurance premiums we will recognize in the ceded premiums earned line item on our Consolidated Statements of Income over the remainder of the FHCF contract. The receivable from the FHCF and the estimated unpaid losses recoverable relate to hurricanes that occurred in 2004 and 2005.

The net unsecured recoverable amount from the FHCF increased from $27,620 at December 31, 2009, to $29,665 at December 31, 2010. This $2,045 increase is primarily related to an increase in our estimated unpaid losses. We did not incur any losses resulting from hurricanes occurring in 2010; however, our catastrophe losses related to Hurricane Wilma, which we can recover from the FHCF, have increased.

UNITED INSURANCE HOLDINGS CORP.

REGULATION

We are subject to the laws and regulations of the states in which we conduct business, and will become subject to the laws and regulations of any other states in which we seek to conduct business in the future. The regulations are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, maintenance of reserves, risk-based capital, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges, dealings with policyholders and a variety of other financial and non-financial components of our business. From time to time, states and/or the National Association of Insurance Commissioners propose new regulations and/or legislation that affect us. We can neither predict whether any of these proposals in the various jurisdictions might be adopted, nor what effect, if any, their adoption may have on our results of operations or financial position.

The various state regulatory authorities have broad regulatory, supervisory and administrative powers over insurance companies. Such powers include, among others, the granting and revocation of licenses to transact business, the licensing of agents, the creation of solvency standards, the imposition of restrictions on the type, quality and/or concentration of investments, the approval of policy forms and rates, the review of reinsurance contracts, the periodic examination of the affairs of insurance companies, and the specification of the form and content of required financial statements.

UPC provides audited statutory financial statements to the various state regulatory authorities. With regard to periodic examinations of an insurance company's affairs, state regulatory authorities, in general, defer to the regulatory authority in the state in which an insurer is domiciled; however, any state regulatory authority may conduct examinations at their discretion. Florida's regulatory authority completed its most recent financial examination pertaining to our December 31, 2009 Annual Statement in September 2010 and reported no material adverse findings.

Florida state law requires UPC to maintain adequate statutory capital and surplus such that 90% of written premiums divided by surplus does not exceed the ratio of 10:1 for gross written premiums or 4:1 for net written premiums. Our ratio of net written premium to surplus as of December 31, 2010 was 1.3:1, and UPC’s surplus as to policyholders exceeded the minimum capital required by state laws.

We are subject to various assessments imposed by state agencies or entities, such as the Florida Insurance Guaranty Association. While we can recover from policyholders any assessments imposed upon us, our payment of the assessments and our recoveries through policy surcharges may not offset each other in the same fiscal period in our financial statements. See Note 14 in our consolidated financial statements for additional information regarding the assessments that we are currently collecting.

RESTRICTIONS ON DIVIDEND PAYMENTS

Under Florida law, a Florida-domiciled insurer like UPC may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without prior approval by the Office of Insurance Regulation (OIR) if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10% of UPC’s capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

UNITED INSURANCE HOLDINGS CORP.

Alternatively, UPC may pay a dividend or distribution without the prior written approval of the OIR if (i) the dividend is equal to or less than the greater of (a) 10% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and (1) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made, (2) the insurer files a notice of the dividend or distribution with the OIR at least ten business days prior to the dividend payment or distribution and (3) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders. Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the OIR or (ii) 30 days after the OIR has received notice of such dividend or distribution and has not disapproved it within such time.

RISK-BASED CAPITAL REQUIREMENTS

To enhance the regulation of insurer solvency, the NAIC published risk-based capital guidelines for insurance companies designed to assess capital adequacy and to raise the level of protection statutory surplus provides for policyholders. The guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The state regulatory authorities could require UPC to cease operations in the event it fails to maintain the required statutory capital. At December 31, 2010, UPC exceeded the risk-based capital requirements.

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

UNDERWRITING AND MARKETING RESTRICTIONS

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations (i) created “market assistance plans” under which insurers are induced to provide certain coverage; (ii) restrict the ability of insurers to reject insurance coverage applications, to rescind or otherwise cancel certain policies in mid-term, and to terminate agents; (iii) restrict certain policy non-renewals and require advance notice on certain policy non-renewals; and (iv) limit rate increases or decrease rates permitted to be charged. These laws may affect our ability to earn a profit on our underwriting operations.

Most states also have insurance laws requiring that rate schedules and other information be filed with the state regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory.

Most states require licensure or state regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The state regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval.

UNITED INSURANCE HOLDINGS CORP.

INVESTMENTS

With respect to our investments, we primarily attempt to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value and we maintain a moderate equity exposure. We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments UPC can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities.

An outside asset management company, which has authority and discretion to buy and sell securities for us, manages our investments subject to (i) the guidelines established by our Board of Directors, and (ii) the direction of management. We have the ability to direct our asset manager to make changes and to hold, buy or sell securities in our portfolio. We instructed our portfolio manager to hold securities impaired at December 31, 2010, because we have the intent to hold the impaired securities until their market value returns to or exceeds their book value.

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $126,242 at December 31, 2010.

The following table summarizes, by type, our investments at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$32,895	60.3%	$74,594	56.1%
State and municipalities	12,979	23.8%	—	—
Corporate securities	4,809	8.8%	53,426	40.2%
Total fixed maturities	50,683	92.9%	128,020	96.3%
Equity securities	3,615	6.6%	4,704	3.5%
Other long-term investments	300	0.5%	300	0.2%
Total investments	$54,598	100.0%	$133,024	100.0%

FINANCIAL STABILITY RATING

Financial stability ratings are important to insurance companies in establishing their competitive position and such ratings may impact an insurance company’s sales. Demotech maintains a letter-scale financial stability rating system ranging from A** (A double prime) to L (licensed by state regulatory authorities); they have assigned UPC a financial stability rating of A, which is the third highest of six rating levels. According to Demotech, A ratings are assigned to insurers that demonstrate an “exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” With a financial stability rating of A, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at our investors. At least annually, based on year-to-date results as of the third quarter, Demotech reviews our rating and may revise it upward, downward or revoke it at their sole discretion.

EMPLOYEES

As of March 2011, we had 46 employees, all of which are full-time employees, including three executive officers. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be good.

UNITED INSURANCE HOLDINGS CORP.

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

Item 1A. Risk Factors

Many factors affect our business and results of operations, some of which are beyond our control. Additional risks and uncertainties we are unaware of, or we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and our shareholders could lose all or part of their investment in our securities. This discussion contains forward-looking statements. See the section entitled FORWARD-LOOKING STATEMENTS for a discussion of uncertainties, risks and assumptions associated with these statements.

RISKS RELATED TO OUR BUSINESS

As a property and casualty insurer, we may experience significant losses and our financial results may vary from period to period due to our exposure to catastrophic events and severe weather conditions.

Our property and casualty insurance operations expose us to claims arising from catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires; they can also be man-made, such as terrorist attacks (including those involving nuclear, biological, chemical or radiological events) or consequences of war or political instability. We may incur catastrophe losses that exceed the amount of:

1)catastrophe losses that we experienced in prior years;

2)catastrophe losses that, using third-party catastrophe modeling software, we projected could be incurred;

3)catastrophe losses that we used to develop prices for our products; or

4)	our current reinsurance coverage (which would cause us to have to pay such excess losses).

Catastrophes may cause a material adverse effect on our results of operations during any reporting period; they may also materially harm our financial position, which in turn may materially harm our liquidity and impair our ability to raise capital on acceptable terms or at all. In addition to catastrophes, the accumulation of losses from smaller weather-related events in any reporting period may cause a material adverse effect on our results of operations in that period. The incidence and severity of weather conditions are largely unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur.

Because we conduct the majority of our business in Florida, our financial results substantially depend on the regulatory, economic and weather conditions present in that state.

Though we expanded into South Carolina during 2010, we still write more than 95% of our premium in Florida; therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

UNITED INSURANCE HOLDINGS CORP.

We are subject to increased exposure to certain catastrophic events such as hurricanes, as well as an increased risk of losses. The occurrence of one or more catastrophic events or other conditions affecting losses in Florida may cause a material adverse effect on our results of operations and financial position.

Because we depend on two agency groups for a large portion of our revenues, the loss of business provided by them would adversely effect our results of operations and financial condition.

We utilize a large network of agency groups and individual agencies to distribute our products; however, two agency groups produce more than 40% of our gross premiums written (exclusive of any premiums assumed). During 2010, the agency group producing the most business for us generated approximately 23% of our gross premiums written, while the agency group producing the next largest amount of business for us generated approximately 21% of our gross premiums written. Loss of all or a substantial portion of the business provided through these two producing agency groups may cause a material adverse effect on our results of operations.

Actual claims incurred may exceed our loss reserves for claims, which could adversely affect our results of operations and financial condition.

Loss reserves represent our estimate of ultimate unpaid losses for claims that have been reported and claims that have been incurred but not yet reported. Loss reserves do not represent an exact calculation of liability, but instead represent our best estimate, generally utilizing actuarial expertise, historical information and projection techniques at a given reporting date.

The process of estimating our loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends, legislative changes, and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on our ultimate losses is difficult to estimate due to the complexity and the volume of claims, the potential severity of individual claims, the determination of loss occurrence date and reporting lags (the time between the occurrence of the loss event and when it is actually reported to us).

Because of the inherent uncertainty in estimating loss reserves, including reserves for catastrophes, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed our existing loss reserves and cause a material adverse effect on our results of operations and our financial position.

Our financial results may vary from period to period based on the timing of our collection of government-levied assessments from our policy holders.

Our insurance subsidiary is subject to assessments levied by various governmental and quasi-governmental entities in the states in which we operate. While we can recover these assessments from policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material adverse effect on our results of operations.

Violation(s) of certain debt covenants related to our note payable to the Florida State Board of Administration could allow the Florida SBA to call the note, which could cause a material adverse effect on our financial position.

With regard to our note payable to the Florida SBA, we have already incurred additional interest expense because we violated covenants related to the amount of premiums we write. As a remedy for covenant violations related to the note payable, the Florida SBA may make the note due and payable upon demand. Any demand by the Florida SBA for payment related to the note, whether immediate payment of the full balance or some other amount, is subject to approval by the state regulatory authority. Should the regulatory authority grant approval of a demand for immediate full payment, such payment could cause a material adverse effect on our results of operations and financial position.

UNITED INSURANCE HOLDINGS CORP.

Our failure to implement and maintain adequate internal controls over financial reporting in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have complied with the provisions regarding annual management assessments of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 during 2009.

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

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our contractors' and third-party administrators' ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as the processing of policies and the adjusting of claims. Because our information technology and telecommunications systems interface with and depend on these third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business might be adversely affected.

RISKS RELATED TO THE INSURANCE INDUSTRY

Because we are smaller than many of our competitors, we may lack the resources to increase or maintain our market share.

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. The principal competitive factors in our industry are price, service, commission structure and financial condition. We compete with other property and casualty insurers that write coverage in the same territories in which we write coverage; some of those insurers have greater financial resources and have a longer operating history than we do. Based on legislation passed in 2007, Citizens, an insurer supported by the State of Florida, is also authorized to compete with us. In addition, our competitors may offer products for alternative forms of risk protection. Competition could limit our ability to retain existing business or to write new business at adequate rates, and such limitation may cause a material adverse effect on our results of operations and financial position.

State regulations limiting rate increases and requiring us to underwrite business in certain areas are beyond our control and may adversely affect our results of operation and financial condition.

States have from time to time passed legislation, and regulators have taken action, that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas, or mandating that insurers participate in residual markets. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Further, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes requires approval of regulatory authorities. Our ability or willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and our ability to penetrate other geographic markets, which may cause a material adverse effect on our results of operations and financial position. We cannot predict whether and to what extent new legislation and regulations that would affect our ability to manage our exposure to catastrophic events will be adopted, the timing of adoption or the effects, if any, they would have on our ability to manage our exposure to catastrophic events.

UNITED INSURANCE HOLDINGS CORP.

The insurance industry is heavily regulated and further restrictive regulation may reduce our profitability and limit our growth.

The insurance industry is extensively regulated and supervised. Regulatory systems are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders and other investors. Regulatory systems also address authorization for lines of business, capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, licensing, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal or national regulation or to allow an optional federal charter, similar to the option available to most banks. We cannot predict what effect, if any, proposed or future legislation or NAIC initiatives may have on the manner in which we conduct our business.

Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation and/or administrative policies in several areas, including changes in financial services regulation and federal taxation, could negatively affect the insurance industry.

As part of ongoing, industry-wide investigations, we may from time to time receive subpoenas and written requests for information from government agencies and authorities at the state or federal level. If we are subpoenaed for information by government agencies and authorities, potential outcomes could include enforcement proceedings or settlements resulting in fines, penalties and/or changes in business practices that could cause a material adverse effect on our results of operations. In addition, these investigations may result in changes to laws and regulations affecting the industry.

Changes to insurance laws or regulations, or new insurance laws and regulations, may be more restrictive than current laws or regulations and could cause material adverse effects on our results of operations and our prospects for future growth. Additionally, our failure to comply with certain provisions of applicable insurance laws and regulations may cause a material adverse effect on our results of operations or financial position.

Our inability to obtain reinsurance on acceptable terms may increase our loss exposure or limit our ability to underwrite policies.

We use, and we expect to continue to use, reinsurance to help manage our exposure to property and casualty risks. The availability and cost of reinsurance are each subject to prevailing market conditions beyond our control which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. We provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we would have to reduce the amount of risk we underwrite. Either increasing our net exposure to risk or reducing the amount of risk we underwrite may cause a material adverse effect on our results of operations and our financial position.

Our inability to collect from our reinsurers and the Florida Hurricane Catastrophe Fund on our reinsurance claims could cause a material adverse affect on our results of operation and financial condition.

Although reinsurers are liable to us to the extent of the reinsurance coverage we purchase, we remain liable as the direct insurer on all risks that we reinsure; therefore, our reinsurance agreements do not eliminate our obligation to pay claims. As a result, we are subject to risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: i) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately

UNITED INSURANCE HOLDINGS CORP.

receive partial or no payment, or ii) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial position of our reinsurers and cause them to default on their obligations.

While we will attempt to manage these risks through underwriting guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. As a result, our exposure to credit risk may cause a material adverse effect on our results of operations and financial position.

Our investments are subject to market risks that may result in reduced returns or losses.

We expect investment returns to contribute to our overall profitability. Accordingly, fluctuations in interest rates or in the fixed-maturity, equity or alternative-investment markets may cause a material adverse effect on our results of operations.

Changes in the general interest rate environment will affect our returns on, and the fair value of, our fixed maturities and short-term investments. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduce the fair value of existing fixed maturities. In addition, defaults under, or impairments of, any of these investments as a result of financial problems with the issuer and, where applicable, its guarantor of the investment could reduce our net investment income and net realized investment gains or result in investment losses.

We may decide to invest a portion of our assets in equity securities or other investments, which are subject to greater volatility than fixed maturities. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the fair value of our equity securities or other investments, and could adversely affect the realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments, we may incur losses on sales of our investments and we may be required to write down the value of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

The fair value of our investment portfolio is also subject to valuation uncertainties. The valuation of investments is more subjective when the markets are illiquid and may increase the risk that the estimated fair value of our investment portfolio is not reflective of prices at which actual transactions would occur.

Our portfolio may benefit from certain tax laws, including, but not limited to, those governing dividends-received deductions and tax credits. Federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of these tax advantages and could adversely affect the value of our investment portfolio. This result could occur in the context of deficit reduction or various types of fundamental tax reform.

The property and casualty insurance industry is historically cyclical and the pricing and terms for our products may decline, which would adversely affect our profitability.

Historically, the financial performance of the property and casualty insurance industry has been cyclical, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. We cannot predict how long any given hard or soft market will last. Downturns in the property and casualty market may cause a material adverse effect on our results of operations and our financial position.

The effects of emerging claim and coverage issues are uncertain and may increase our loss exposure under the policies that we underwrite.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

•	adverse changes in loss cost trends, including inflationary pressures in home repair costs;

•	judicial expansion of policy coverage and the impact of new theories of liability; and

UNITED INSURANCE HOLDINGS CORP.

•	plaintiffs targeting property and casualty insurers in purported class-action litigation relating to claims-handling and other practices.

In some instances, these emerging issues may not become apparent to us for some time after our issuance of the affected insurance policies. As a result, we may not know the full extent of liability under insurance policies we issue for many years after the policies are issued.

It is very difficult for us to predict the effects of these and other unforeseen emerging claim and coverage issues that may cause a material adverse effect on our results of operations and financial position.

A downgrade in our financial strength rating could adversely impact our business volume and our ability to access additional debt or equity financing.

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

We cannot guarantee that UPC will maintain its current A rating by Demotech. Any downgrade of this rating could reduce our ability to retain and attract policyholders and agents and our ability to compete, which may cause a material adverse effect on our results of operations and financial position.

RISKS RELATED TO INVESTING IN UNITED’S COMMON STOCK OR WARRANTS

Trading of our common stock and warrants is limited, which may make it difficult for you to sell these securities at times and at prices that you find appropriate.

Investors trade our common stock or warrants via the Over-The-Counter Bulletin Board, which provides less liquidity than national securities exchanges. In addition to the already less liquid market, trading in our common stock or warrants has been extremely limited, further reducing their liquidity. The lack of liquidity in our common stock and warrants results not only from limited trading, but also from delays in the timing of transactions and a dearth in security analysts’ and the media’s coverage of United. As a result, you may obtain lower prices for our common stock, warrants and units than you might otherwise obtain in more liquid markets and you may experience a larger spread between the bid and ask prices for our common stock or warrants. In addition, requirements imposed by the SEC on brokers engaging in “penny stock” transactions may further reduce the market liquidity of our securities.

Dividend payments on our common stock in the future is uncertain.

We have paid dividends on our common stock in the past; however, we provide no assurance or guarantee that we will continue to pay dividends in the future. Therefore, investors who purchase common stock and/or convert their warrants into common stock may only realize a return on their investment if the value of our common stock appreciates.

The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits and financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

UNITED INSURANCE HOLDINGS CORP.

Our warrant holders cannot exercise their warrants unless we have an effective registration statement covering the issuance of the shares of common stock underlying the warrants.

Holders of our warrants can exercise the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants (federal registration) is then effective and (ii) such shares of common stock are registered for sale, or exempt from registration, under the applicable securities laws of the states in which the various warrant holders reside (state registration).

We cannot assure that our best efforts to maintain a current federal registration will be successful, nor can we assure that our reasonable efforts to maintain a current state registration, to the extent an exemption is not available, will be successful; therefore, the value of the warrants may be greatly reduced or the warrants could expire unexercised.

Warrant holders residing in states in which no current state registration exists, and in which there is no exemption from registration, will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised.

If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

The substantial ownership of our common stock by our officers and directors allows them to exert significant control over matters submitted to our shareholders.

Our officers and directors beneficially own approximately 40% of UIHC at December 31, 2010. As a result, they can exert significant influence over the following:

•	the nomination, election and removal of our Board of Directors;

•	the adoption of amendments to our charter documents;

•	management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Our officers’ and directors’ interests may conflict with the interests of other holders of our common stock and our officers and directors may take action affecting us with which other stockholders may disagree.

Provisions in our charter documents and state law may make it harder for others to obtain control of us even though some shareholders might consider such a development to be favorable.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals our stockholders may consider to be in their best interests. Our Board of Directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At a given annual meeting, only a portion of our Board of Directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our Board of Directors at certain annual meetings, it may entrench our management and discourage unsolicited stockholder proposals that may be in the best interests of our stockholders. Moreover, our Board of Directors has the ability to designate the terms of and issue a new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control in our company. Together these provisions may make the removal of our management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B. Unresolved Staff Comments

Not applicable

UNITED INSURANCE HOLDINGS CORP.

Item 2. Properties

We currently lease approximately 15,000 square feet of office space at 360 Central Avenue, Suite 900, St. Petersburg, Florida 33701. We initially made rent payments of $21.50 per square foot, and that amount increases each year through the final year, in which we will pay rent of $26.16 per square foot, plus our percentage of increase in the common area maintenance charge. This lease expires in July 2014 with two five-year renewal options. We consider our current office facility suitable for our business as it is presently conducted. We do not own any real estate or other physical properties. Our facility is in good condition.

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

On August 5, 2010, Synovus Bank (Synovus), a Georgia banking corporation filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida against several defendants, including UIHC and UIH.  With respect to UIHC and UIH, the complaint: (1) sought to foreclose on a security interest in membership units of UIH owned by a UIH shareholder named as a defendant, including the proceeds thereof (the United Collateral), (2) sought a declaratory judgment requiring UIHC and UIH to deliver proceeds of the United Collateral to Synovus (including shares of UIHC and warrants to purchase shares of UIHC or the equivalent value thereof in cash, and a cash distribution), (3) alleged tortious interference with a contract between the UIH shareholder named as a defendant and Synovus relating to the United Collateral, (4) sought conversion of the United Collateral, and (5) alleged negligence in connection with the delivery of the United Collateral.  Synovus sought unspecified damages and other relief in connection with the foregoing.

On January 3, 2011, Synovus Bank voluntarily dismissed its case without prejudice against UIH and UIHC. We did not establish any reserves regarding this action because we were not able to predict the probable outcome of the action.

Item 4. Reserved

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock and warrants are each traded on the Over-the-Counter Bulletin Board under the symbols UIHC and UIHCW, respectively. Our common stock and warrants commenced public trading on November 7, 2007.

The table below sets forth, for the calendar quarter indicated, the high and low bid quotations of our units (no longer traded), common stock and warrants as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Over-the-Counter Bulletin Board
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2010
Qtr 4	NB	NB	$4.15	$2.05	$0.05	$0.03
Qtr 3	NB	NB	2.95	1.85	0.07	0.07
Qtr 2	NB	NB	3.60	2.95	NB	NB
Qtr 1	2.80	2.80	4.75	3.10	0.65	0.16
2009
Qtr 4	3.00	3.00	4.30	3.75	NB	NB
Qtr 3	NB	NB	4.70	4.05	0.70	0.28
Qtr 2	6.00	6.00	5.00	4.20	0.84	0.36
Qtr 1	3.50	2.50	4.95	2.60	0.85	0.15

NB = No bids during the quarter for this security

HOLDERS OF COMMON EQUITY

As of March 17, 2011, we had 42 holders of record of our common stock, 48 holders of record of our warrants and 1 holder of record of our units.

DIVIDENDS

In the second quarter of 2010, we paid a quarterly dividend of $0.05 per share that we declared in the first quarter of 2010. We did not pay any other dividends during the year. We paid a quarterly dividend of $0.05 per share beginning in the second quarter of 2009 for a total dividend on our common stock of $0.15 per share during 2009. Any future dividend payments will be at the discretion of our Board of Directors and will depend upon our revenues and earnings, capital requirements, general financial condition and any contractual restrictions on the payment of dividends.

See Note 14 to our consolidated financial statements for a discussion of restrictions on future payments of dividends by UPC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have no compensation plans or arrangements under which equity securities are authorized for issuance.

UNITED INSURANCE HOLDINGS CORP.

RECENT SALES OF UNREGISTERED SECURITIES

During 2010, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During the fourth quarter of 2010, we did not have any repurchases of our equity securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We write property and casualty insurance lines in Florida and South Carolina through our insurance subsidiary, UPC. We offer standardized policies for a broad range of exposures, and our policies include coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners. We also write flood policies, on which we earn a commission while retaining no risk of loss, in all states in which we write our other products.

Though we have authorization to write a commercial line of business in Florida that includes auto and multi-peril coverage, we discontinued writing this business after May 31, 2009.

Effective June 1, 2010, the South Carolina state regulatory authority approved UPC to write and service property and casualty lines in South Carolina. On July 1, 2010, we began writing our policies in South Carolina, and we also assumed a book of business from Sunshine State Insurance Company representing $5,294 of in-force homeowner premium in South Carolina. We began operating in South Carolina so that we could begin to reduce our geographic concentration of exposure to catastrophic losses, and the assumption from Sunshine State and subsequent renewals of South Carolina policies will also reduce our geographic concentration of credit risk.

To reach a broad range of prospective policyholders, we use numerous agents to produce policies for us, and we also assume policies from Citizens. We refer to policies produced by our agents as direct policies or direct business. Direct policies and policies assumed from Sunshine State represent 84% of our homeowner policies in force at December 31, 2010, and we assumed the remaining 16% from Citizens under assumption programs that ended prior to 2010. At December 31, 2010, we had approximately 80,500 homeowner policyholders, a decrease of 13% over the number of policyholders at December 31, 2009. This decrease resulted from our efforts to mitigate our risk exposure through the non-renewal of selected policies that did not conform to our exposure management plan.

During the fourth quarter of 2007, the Florida legislature implemented a program allowing homeowners to qualify for insurance premium discounts called wind-mitigation credits if their insured home meets certain required standards. At December 31, 2010 and 2009, state-imposed wind-mitigation credits depressed our premium in force by $71,732 and $83,108, respectively. To offset the significant impact of the wind-mitigation credits on our underwriting profitability, we implemented an average 12.7% rate increase for policies written under our Protector Homeowner Program in September 2009, and an average 15% rate increase for policies written under our Guardian Dwelling Fire Program in October 2009. We believe that our continuing process of optimizing our risk exposures, which includes shifting policies into areas with less risk of wind peril, will continue to minimize the impact of wind-mitigation credits.

UNITED INSURANCE HOLDINGS CORP.

We purchase reinsurance to mitigate the financial impact of catastrophe-related losses. The premium for our 2010-2011 catastrophe reinsurance contracts decreased only slightly from the cost of our 2009-2010 catastrophe reinsurance contracts. See Note 9 in our consolidated financial statements for a more detailed discussion of our reinsurance coverage.

During the fourth quarter of 2009, we filed for an additional rate increase to partially offset our higher reinsurance costs. The Florida state regulatory authority approved an overall 14% rate increase for our Protector Homeowner Program that became effective in March 2010, and an overall 14.7% rate increase for our Guardian Dwelling Fire Program that became effective in April 2010.

The Florida state regulatory authority recently approved our application for an average 15.9% rate increase that we expect to implement on Florida policies during the second quarter of 2011. Applying a rate increase to all policies that were in force on the date the increase became effective takes as long as a year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income.

As noted previously, we discontinued our commercial line of business, which represented approximately 1% and 4% of our gross premiums written for 2009 and 2008, respectively. After May 31, 2009, we did not write new, or renew any existing, commercial line policies; however, policies in force as of May 31, 2009 continued in force until they expired on various dates through May 31, 2010.

On January 6, 2011, the Massachusetts state regulatory authority approved UPC to write and service property and casualty lines in Massachusetts.

MERGER TRANSACTION

On September 30, 2008, we completed a merger whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG Acquisition Corp., merged with and into UIH with UIH remaining as the surviving entity. As consideration for the merger, we paid members of UIH an aggregate of $25,000 in cash, issued 8,929,819 shares of our common stock and granted warrants to purchase 1,273,569 shares of our common stock.

We paid the cash consideration for the merger with cash held in our trust account established in connection with our initial public offering, as well as with the net proceeds from the five unsecured notes payable we issued on September 29, 2008 in relation to the merger. We issued the merger notes with a total face amount of $18,280 and, in exchange, we received $10,000 in cash and 869,565 shares of our common stock, valued at $6,878 at the time the notes were issued, from certain accredited investors including two of our former stockholders. We recorded a discount on these notes of $1,401 which we amortized to interest expense through May 5, 2010, the date on which we paid these notes plus accrued interest in full. See Note 12 in our Notes to Consolidated Financial Statements for a further discussion.

We accounted for the merger as a reverse acquisition and recapitalization since UIH was deemed to be the acquirer for accounting purposes. Accordingly, our historical consolidated financial statements reflect the assets, liabilities and operations of UIH prior to the merger date, recorded on a historical cost basis. We then recorded UIHC’s (formerly FMG's) assets and liabilities at their fair value on the date of the merger.

The following additional transactions occurred in connection with the merger:

•	We paid cash of $15,740 pursuant to agreements to repurchase 1,980,671 shares of our common stock on September 29, 2008.

•
As discussed above, we borrowed $10,000 from certain accredited investors and then used this cash to pay $10,039 to holders of 1,267,863 shares of our common stock who did not vote in favor of the merger and elected to have their shares of common stock converted to cash.

•
FMGI surrendered 179,819 shares of UIHC common stock it owned. No consideration was paid for these surrendered shares and the shares were cancelled. FMGI also surrendered 179,819 of the common stock warrants it owned.

•
The underwriter for our initial public offering surrendered 100,000 of the 450,000 unit purchase options it owned. They also agreed to accelerate the expiration date of their remaining 350,000 unit purchase options to October 4, 2010. The unit purchase options expired unexercised.

UNITED INSURANCE HOLDINGS CORP.

•	UIH paid to UIHC $5,707 of cash, which was primarily used to repurchase certain shares of our common stock as described above.

•	UIH paid a non-tax related distribution of $2,000 to its members as permitted in the Amended and Restated Agreement and Plan of Merger.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we are required to make estimates and assumptions about future events that affect the amounts reported. Certain of these estimates result from judgments that can be subjective and complex; therefore, our actual results may differ, perhaps substantially, from the estimates.

RESERVES FOR UNPAID LOSSES

General Discussion of Loss Reserving Process

Reserves for unpaid losses represent the most significant accounting estimate inherent in the preparation of our financial statements. These reserves represent management’s best estimate of the amount we will ultimately pay for losses and we base the amount upon the application of various actuarial reserve estimation techniques as well as considering other material facts and circumstances known at the balance sheet date.

We establish two categories of loss reserves as follows:

•
Case reserves – When a claim is reported, we establish an automatic minimum case reserve for that claim type that represents our initial estimate of the losses that will ultimately be paid on the reported claim. Our initial estimate for each claim is based upon averages of loss payments for our prior closed claims made for that claim type. Then, our claims personnel perform an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss and adjust the reserve as necessary. As claims mature, we increase or decrease the reserve estimates as deemed necessary by our claims department based upon additional information we receive regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims.

•
Reserves for loss incurred but not reported (IBNR reserves) – We estimate IBNR reserves by projecting the ultimate losses using the methods discussed below and then deduct actual loss payments and case reserves from the projected ultimate losses. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

When we establish our reserves, we analyze various factors such as our historical loss experience and that of the insurance industry, claims frequency and severity, our business mix, our claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. A change in any of these factors from the assumptions implicit in our estimates will cause our ultimate loss experience to be better or worse than indicated by our reserves, and the difference could be material. Due to the correlated nature of the aforementioned factors, there is no precise method for evaluating the impact of any one specific factor in isolation, and an element of judgment is ultimately required. Due to the uncertain nature of any projection of the future, the ultimate amount we will pay for losses will be different from the reserves we record.

We determine our ultimate loss reserves by selecting a point estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the point estimate is influenced by the analysis of our paid losses and incurred losses since inception. For each accident year, we estimate the ultimate incurred losses for both known and unknown claims. In establishing this estimate, we calculate high, low, and expected values from the distribution of ultimate loss estimates compiled from the results of the paid and incurred loss development models discussed below.

Estimation of the Reserves for Unpaid Losses

We use all of the following actuarial models to estimate our loss reserves.

UNITED INSURANCE HOLDINGS CORP.

•
Incurred Loss Development – This model estimates ultimate losses based on the historical development patterns of incurred losses by accident year. Incurred losses are defined as paid losses plus case reserves.

The strength of this method is its ease of use and comparability to industry benchmarks while its weakness is the potential for volatility in the calculated factors as well as an element of subjectivity in the selected factors. The volatility can arise from a number of factors such as inflation, changes in reserving practices, changes in underwriting criteria and geographic concentration.

•	Paid Loss Development – This model estimates ultimate losses based on the historical development patterns of paid losses by accident year.

The strengths and weaknesses of this method are identical to the Incurred Loss Development model, although changes in claim disposal rates are more relevant than changes in reserving practices.

•
Incurred Bornhuetter-Ferguson Severity – This model estimates ultimate losses as the sum of cumulative incurred losses and estimated IBNR losses. The model estimates IBNR losses based on expected average severity, estimated ultimate number of claims and the historical development patterns related to incurred losses. We adjust historical loss severities to current levels using severity on-level factors which include a provision for notable changes in average claim costs between accident years 2003 and 2004.

•
Incurred Bornhuetter-Ferguson Pure Premium – This model estimates ultimate losses based on earned exposures, expected pure premium and the historical development patterns of incurred losses. We use earned exposures as a proxy for the number of risks insured, and we calculate pure premium as the amount of incurred losses divided by earned exposures.

The Bornhuetter-Ferguson models are generally more stable than the incurred and paid development models, but this relative strength comes at the cost of less responsiveness to real changes in loss experience.

During 2010, we used the estimated ultimate number of claims closed with payment for sinkhole claims in the Incurred Bornhuetter-Ferguson Severity model rather than the estimated ultimate number of claims; making the change prevents the number of sinkhole claims closed without payment from skewing the model's output. Also during 2010, we replaced the Incurred Bornhuetter-Ferguson Loss Ratio model with the Incurred Bornhuetter-Ferguson Pure Premium model. Earned premium affects the results of the Incurred Bornhuetter-Ferguson Loss Ratio model, and changes in premium rates affect earned premium; therefore, we decided that the results of the model would be unnecessarily skewed by the several recent rate increases we have implemented. Additionally, we believe that pure premium provides a better basis for estimating ultimate losses than does earned premium.

The main drivers in the Loss-Development models are the selected development factors. Development factors are calculated by age period (i.e., 12-24 months, 24-36 months, etc.), by taking the current year’s total incurred or paid losses for the particular accident year and dividing by the prior year’s total incurred or paid losses for the particular accident year. Averages of the resulting development factors in each age period are calculated, such as the three-year average, five-year average, cumulative average, and cumulative average excluding the high and low. An evaluation of the calculated development factors and their resulting averages is performed and judgment is used to select a particular development factor per age period. The selected development factors are used to project expected ultimate losses by accident year.

Reliance and Selection of Methods. Though all four of the models described above produce substantially similar results in our case, we rely heavily on our loss-development models when calculating our estimate of ultimate losses. Our focus on the two loss-development models is justified because of the relative responsiveness of those, the fact that the Bornhuetter-Ferguson models are not expected to produce materially different results, and the short-tailed nature of our book of business. (A “short-tailed” line of business is one in which claims are reported and settled quickly following the occurrence of a loss). Ultimately, this means the main assumptions of the loss-development models, the selected loss development factors, represent the most critical aspect of our loss reserving process. We use the same set of loss development factors in the models during our loss reserving process that we also use to calculate the premium necessary to ensure we are always earning enough premiums to pay expected ultimate losses.

Reasonably-Likely Changes in Variables. As previously noted, we evaluate several factors when exercising our judgment in the selection of the loss development factors that ultimately drive the determination of our loss reserves. The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by

UNITED INSURANCE HOLDINGS CORP.

many variables. We believe a reasonably-likely change in almost any of these aforementioned factors could have an impact on our reported results, financial position and liquidity. However, we do not believe any reasonably likely changes in the frequency or severity of claims would have a material impact on us.

FAIR VALUE OF INVESTMENTS

As discussed in Note 3(c) in our Notes to Consolidated Financial Statements, we value our investments at fair value using quoted prices from active markets, to the extent available. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. The fair value for our fixed-maturities is calculated by a third-party pricing service using price evaluations and/or matrix pricing. Any change in the estimated fair value of our securities could impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Consolidated Balance Sheets.

INVESTMENT PORTFOLIO IMPAIRMENTS

Quarterly, we perform an assessment of our available-for-sale investments to determine if any are other-than-temporarily impaired. See Note 3(b) in our Notes to Consolidated Financial Statements for further information regarding our impairment testing.

The assessment of whether an other-than-temporary impairment (OTTI) exists involves a high degree of subjectivity and judgment, and we base our assessment on the information available to us at a given point in time. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported within our consolidated financial statements if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary. Any change in the determination of whether the impairment is temporary or other-than-temporary would affect the amount of OTTI charges we record within our Consolidated Statements of Income and the amount of unrealized loss we record in other comprehensive income within our Consolidated Balance Sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

As discussed in Note 4 in the Notes to Consolidated Financial Statements, ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements, added new disclosures related to activity in investments that require Level 3 inputs to estimate their fair value, which become effective for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Since we do not generally maintain investments that require Level 3 inputs to estimate fair value, we do not expect that our adoption of this portion of ASU No. 2010-06 will have a material effect on our consolidated financial statements.

In October 2010, the FASB issued ASU No. 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendments in ASU No. 2010-26 address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral; they clarify which costs should be deferred and which costs should be expensed when incurred. The amendments in ASU No. 2010-26 become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Since we already record deferred acquisition costs as specified by the amendments, we do not expect that our adoption of ASU No. 2010-26 will have a material effect on our consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION 2010 COMPARED TO 2009

TOTAL INVESTMENTS

We classify all of our investments as available-for-sale. Our investments at December 31, 2010 and 2009, consist mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Most of the corporate bonds we hold were issued by companies in the consumer products, telecommunications and finance industries. At December 31, 2010, approximately 98% of our fixed-maturities are U.S. Treasury or corporate bonds rated “A” or better and 2% are corporate bonds rated “BBB”. Our equity holdings reflect a similar diversification, as most of our holdings were issued by companies in the energy, healthcare, industrial, consumer products and technology sectors.

During the fourth quarter of 2010, we recorded an impairment charge of $97, after determining that impairments related to three of our equity securities were other-than-temporary. During the first quarter of 2009, we recorded an impairment charge of $1,878 after determining that impairments related to 29 of our equity securities were other-than-temporary. During 2009, after recording the OTTI charge related to the 29 securities, we sold 25 of those securities for a gain of $807; we had recorded a total impairment charge of $1,582 on the 25 securities sold.

In December 2010, we sold $52,570 of fixed maturities to realize the gains related to those securities. We made the decision to recognize the gains now rather than in the future because of the uncertainty regarding capital gains taxes and whether the Federal government would increase such taxes. We also believe that interest rates on fixed maturities will begin to increase; therefore, we wanted to have more cash on hand to buy what we expect will be securities with higher interest rates than the interest rates on the securities we sold.

The overall change in our net unrealized holding gains (losses) primarily resulted from the realizing of gains on sales of our fixed maturities in December 2010. At December 31, 2010, we had gross unrealized losses of $128 for a period of twelve months or greater. Approximately $47 of gross unrealized losses were related to six fixed maturities for which we have no plan to sell and for which we expect to fully recover our cost basis. The other eight securities are equity securities with total unrealized losses of $81. We reviewed these securities and determined that we did not need to record impairment charges on them at December 31, 2010.

As required by various state regulatory authorities, we have placed securities on deposit with those regulatory authorities to secure the payment of our claims. We placed a $300 certificate of deposit, which automatically renews every twelve months and which we recorded in our other long-term investments at December 31, 2010 and 2009, on deposit with the Florida state regulatory authority. We placed a $1,008 fixed maturity and a $98 fixed maturity on deposit with the South Carolina and the Massachusetts state regulatory authorities, respectively, and we recorded these securities in our fixed maturities at December 31, 2010.

REINSURANCE PAYABLE

Effective June 1, 2010, we entered into the following reinsurance contracts:

•	Property Catastrophe Excess of Loss Reinsurance Agreement (Private Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies

•	Property Catastrophe Second Event Excess of Loss Reinsurance Agreement (Second Event Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies

•	Property Catastrophe Third Event Excess of Loss Reinsurance Agreement (Third Event Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies

•	Florida Hurricane Catastrophe Fund Reimbursement Contract (FHCF Agreement) between United Property & Casualty Insurance Company and the State Board of Administration of Florida

•	Reinstatement Premium Protection Reinsurance Agreement (RPP Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies

•	Multi-Line Per Risk Excess of Loss Reinsurance Agreement (Per Risk Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies

UNITED INSURANCE HOLDINGS CORP.

Our catastrophe reinsurance contracts provide us coverage against severe weather events. For our catastrophe reinsurance program, the premiums on our Private Agreement, the Second Event Agreement and the Third Event Agreement totaled $37,366, and the premium on our FHCF Agreement totaled $30,574. The Private Agreement provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The FHCF Agreement provides coverage only against storms that are designated as hurricanes by the National Hurricane Center. The premium on our RPP Agreement totaled $12,030 and the premium on our Per Risk Agreement totaled $737. See Note 9 for additional information regarding our reinsurance program.

At December 31, 2010, we owed $14,398 on our 2010-2011 reinsurance agreements, an amount we paid in January 2011. The decrease in the reinsurance payable resulted from two factors: i) an acceleration in the payment schedule of reinsurance premiums on our catastrophe contracts (imposed by reinsurers on all their customers beginning in 2010) from equal quarterly payments to three equal payments, one every four months, and ii) the effect of contractually-allowed reductions we made in October 2010 to our 2010-2011 reinsurance premium totaling $3,921 as compared to adjustments we had to make in October 2009 to increase our 2009-2010 reinsurance premium by $1,737.

NOTES PAYABLE

The decrease in notes payable resulted from our effort to reduce our outstanding debt and recognize savings in interest costs. During February 2010, we paid in full the remaining $4,327 principal balance of our note payable to CB&T when the note matured. In May 2010, we paid in full the outstanding $18,280 principal balance on our merger notes that were due to mature in September 2011; we also recognized a loss totaling $726 on the early extinguishment. By extinguishing the merger notes early, we recognized a $409 improvement in our 2010 net income and we expect to realize a $1,006 improvement in our 2011 net income.

RESULTS OF OPERATIONS 2010 COMPARED TO 2009

GROSS PREMIUMS WRITTEN

Two factors primarily caused the increase in our gross premiums written: (i) an increase in average in-force premium per policy, partially offset by (ii) a decrease in policies-in-force.

Our average in-force premium per policy increased from $1,663 for 2009, to $1,878 for 2010. The implementation of the rate increases in late 2009 and in early 2010 contributed to the per policy increase of $215, or 12.9%. See the PRICING section in Item 1 of this Form 10-K for a more detailed discussion of the rate increases that we implemented. The rate increases did not have a significant effect on our policy retention rate.

The number of our homeowner policies-in-force at December 31, 2010, decreased to approximately 80,500 from approximately 93,000 at December 31, 2009, as a result of our actions to reduce risk exposures.

GROSS PREMIUMS EARNED

Two factors caused the decrease in our gross premiums earned: (i) a $3,833 increase in gross unearned premiums that resulted from our writing $4,066 more during the fourth quarter of 2010 compared to the fourth quarter of 2009, offset by (ii) an increase in gross written premiums discussed above.

The impact of wind-mitigation credits continued to suppress the amount of gross premiums we would otherwise have earned, but had less of an effect than it did in the prior year. By the end of 2010, 63% of our policies in force reflected wind-mitigation credits with an impact on premium in force totaling $71,732, while 61% of our policies in force at the end of 2009 reflected the credits with an impact on premium in force totaling $83,108. As we continue to redistribute our policies into areas in which the premium associated with wind peril is less, the impact of wind-mitigations credits on gross premiums earned will also continue to decrease.

UNITED INSURANCE HOLDINGS CORP.

CEDED PREMIUMS EARNED

Ceded premiums earned increased because the cost of our 2008-2009 contracts was $34,528 lower than the cost of our 2009-2010 contracts. As a result, for the first five months of 2009, our reinsurance costs were substantially less than our reinsurance costs for the first five months of 2010. The effect of the increase described was partially offset because we made contractually-allowed reductions to our 2010-2011 reinsurance premium totaling $3,921, while we had to make adjustments to increase our 2009-2010 reinsurance premium by $1,737.

NET INVESTMENT INCOME

The decrease in our net investment income primarily resulted from a $556 decrease in bond interest income. Also contributing to the overall decline was a $242 decrease in interest income related to our cash and short-term securities due to lower investment yields.

Bond interest income decreased because we sold fixed maturities or allowed them to mature in an amount totaling $155,616 throughout the year. As noted earlier, $52,570 of the $155,616 originated from sales during December, and at December 31, 2010, we were still holding a portion of the proceeds from those December sales and from earlier sales and maturities to reinvest in what we expect will be securities with higher interest rates than the interest rates on the securities we sold.

NET REALIZED INVESTMENT GAINS

For the reasons discussed in the TOTAL INVESTMENTS section, we sold a large portion of our investment portfolio to realize gains from those investments. In 2009, we did not sell securities on the scale that we did in the current year.

OTHER-THAN-TEMPORARY IMPAIRMENTS

Other-than-temporary impairments decreased because we only recorded an impairment charge of $97 related to three equity securities in 2010 compared to an impairment charge of $1,878 related to 29 equity securities in 2009.

LOSSES

The increase in losses incurred during 2010 primarily resulted from $1,006 adverse loss development on prior year claims. The adverse development resulted from claims payments that exceeded prior year estimations and from increases we made to our estimates of ultimate losses on prior year claims. We also increased our estimates of ultimate losses on current year claims as a result of the adverse development described. During 2009, we experienced positive development of $2,976 on prior year claims, mostly related to our homeowners policies.

Although we experienced adverse development on prior accident years, our losses incurred in the current accident year improved. In addition to accident-year decreases in our claims frequency, claims severity and loss incurred per exposure, a decrease in homeowners exposures, coupled with the premium rate increases, impacted the current accident year incurred losses.

POLICY ACQUISITION COSTS

Policy acquisition costs decreased primarily for two reasons. We amortized less agents' commissions in 2010 as a result of the reduction in premiums written in late 2009 and early 2010. Also, we incurred additional fees from Computer Sciences Corporation in 2009 related to their conversion and processing of data from our former policy administrator; we incurred no such fees during 2010.

UNITED INSURANCE HOLDINGS CORP.

OPERATING EXPENSES

The decrease in our operating expenses primarily resulted because we incurred a $1,045 assessment during 2009 that we did not incur during 2010, offset by various changes in other operating expenses.

GENERAL AND ADMINSTRATIVE EXPENSES

The increase in our general and administrative expenses primarily resulted from a $234 increase in professional fees and from $159 of amortization related to the intangible asset that resulted from the assumption of South Carolina policies. The remaining increases were in expense categories that were individually not significant.

OTHER INCOME (EXPENSES)

We recorded a $726 loss on the early extinguishment of our $18,280 merger-related notes during the second quarter of 2010. The $726 represents the unamortized original issue discount that we wrote off upon extinguishing the notes.

PROVISION (BENEFIT) FOR INCOME TAXES

Due to our operating loss for the current year, we recorded a benefit for income taxes for 2010 compared to recording tax expense for 2009. Our effective tax rate for 2010 was 34.3%, compared to 35.9% for 2009.

RESULTS OF OPERATIONS 2009 COMPARED TO 2008

GROSS PREMIUMS WRITTEN

Two factors caused the increase in our gross premiums written: (i) an increase in policies-in-force, partially offset by (ii) a decrease in average premium per policy.

The number of our homeowner policies-in-force at December 31, 2009, increased to approximately 93,000 from approximately 80,400 at December 31, 2008, as a result of the retention rate for our policies-in-force increasing from 81% for 2008, to 90% for 2009. The increase in our policies-in-force primarily caused the increase in our gross premiums written during 2009.

Our average premium per policy decreased from $1,930 for 2008, to $1,663 for 2009. The state-imposed wind-mitigation credits primarily caused the decrease per policy of $267, or 14%. In 2008, approximately 45% of our policies included wind-mitigation credits, and that percentage increased to 61% in 2009. See the OVERVIEW section for a more detailed discussion of wind-mitigation credits.

GROSS PREMIUMS EARNED

The increase in our gross premiums earned primarily resulted from an increase in policies in force and is closely correlated to the 10% increase in gross premiums written in 2009 compared to 2008.

Though gross premiums earned increased by 12%, the impact of wind-mitigation credits continued to suppress the amount we would otherwise have earned. By the end of 2009, 61% of our policies in force reflected wind-mitigation credits with an impact on premium in force of $83,108, while only 45% of our policies in force at the end of 2008 reflected the credits with an impact on premium in force of $47,852. The wind-mitigation credits impacted us so significantly because our underwriting profile focuses on newer homes that would more likely include construction characteristics that would generate wind-mitigation credits. Additionally, our portfolio of risks is skewed towards areas of the state where the policy premium related to wind peril is high.

Our underwriting results were further negatively impacted because the increase in our gross premiums earned was less than that in our homeowners exposures, which increased by 37.9% during 2009. See below for a further explanation of the change in losses incurred.

UNITED INSURANCE HOLDINGS CORP.

CEDED PREMIUMS EARNED

Our adjusted catastrophe reinsurance costs increased $34,528 for several reasons: (i) our September 30, 2009 total insured value, on which catastrophe reinsurance premium is largely based, increased by approximately 46% over our September 30, 2008 value, (ii) the FHCF increased the attachment point of its mandatory layer; therefore, we purchased more expense private reinsurance up to that revised FHCF attachment point to avoid a gap in coverage, and (iii) the rate reinsurers charged us for certain layers of our catastrophe contracts increased from the prior contract year.

NET INVESTMENT INCOME

Our net investment income decreased because the interest rates on our cash and cash equivalents were lower; therefore, we earned less interest income.

NET REALIZED INVESTMENT GAINS

Prompted by the severe declines in the securities markets in 2008, we decided to begin shifting amounts invested in equity securities to fixed maturities. As a result, we sold more equity securities during 2009, resulting in a change in net realized gains of $517. The remaining change in our net realized gains resulted from routine sales of fixed maturities.

OTHER-THAN-TEMPORARY IMPAIRMENTS

Quarterly during 2009, we performed an assessment of our investment portfolio using the criteria discussed in Note 3(b) in the Notes to Consolidated Financial Statements, and we determined that certain of our equity securities were other-than-temporarily impaired; therefore, we recorded an impairment charge of $1,878 during 2009. We recorded no impairment charge during 2008.

POLICY ASSUMPTION BONUS

During 2008, we received a bonus from Citizens related to policies we assumed during 2004 and 2005. We did not assume any policies from Citizens during 2006 and 2007, and the agreement we entered into with Citizens during 2008 does not include a bonus provision; therefore, we did not receive any bonuses from Citizens during 2009.

LOSSES

Several factors contributed to the increase in our total incurred losses. Our homeowners exposures grew by 37.9% in 2009, and we also experienced increases, on an accident-year basis, in claim frequency totaling 9.4% and in claim severity totaling 8.1%. The noted increases resulted in a 65.7% increase in direct incurred loss on an accident-year basis, which in turn drove the overall change. The impact of wind-mitigation credits, discussed earlier, suppressed our gross premiums earned and the increase in our reinsurance costs further affected our net premiums earned.

POLICY ACQUISITION COSTS

Policy acquisition costs consist of agents’ commissions, policy administration fees and premium taxes. The increase in policy acquisition costs resulted from the increase in policies written during late 2008 and early 2009.

OPERATING EXPENSES

During 2009, we were assessed $1,045, but had no such assessments during 2008; this primarily contributed to the increase in operating expenses. The remaining increases were in operating and underwriting expense categories that were individually not significant.

UNITED INSURANCE HOLDINGS CORP.

OTHER (INCOME) EXPENSES

During the third quarter of 2008, we recorded $2,564 of other income when we reversed a liability related to a put option associated with UIH membership units. We reversed the put option liability because it ceased to exist by operation of law as a result of our merger.

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

See our Consolidated Statements of Income for a pro forma calculation of the estimated corporate income taxes, based upon a tax rate of 38.6%, which we may have recorded for 2008 if all of our subsidiaries had recorded corporate income tax provisions during that period.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income and the sale or maturity of invested assets. We use our cash to pay claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments.

We do not conduct any business operations of our own; UPC, UIM and SCS conduct the business operations of the consolidated group. As a result, we rely on cash dividends or intercompany loans from UIM to pay our general and administrative expenses. State regulatory authorities in the states in which we operate heavily regulate UPC, including restricting any dividends paid by UPC and requiring approval of any management fee UPC pays to UIM for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may therefore pay us dividends from any positive net cash flows that they generate. UIM pays us dividends primarily using cash from the collection of management fees from UPC, pursuant to a management agreement in effect between those entities.

Our operations used cash totaling $7,943 during 2010, compared to generating cash totaling $6,447 during 2009. Our operations used $14,390 more during 2010 than during 2009 primarily because we paid $20,559 more in premiums to our reinsurers and we collected $1,349 less in reimbursements related to catastrophe losses from our reinsurers during 2010 than during 2009. The increase in premium payments primarily resulted from an acceleration in the payment schedule from equal quarterly payments to three equal payments, one every four months. We collected $8,858 more in premiums from our policyholders during 2010 than during 2009, partially offsetting the uses of cash related to our reinsurance, while we experienced no change in the amount of loss payments to our policyholders.

In June, we recorded a reinsurance premium payable of $84,628 related to our 2010-2011 reinsurance contracts, and we reduced the total amount to be paid to $80,707 after adjusting our private reinsurance contracts for the difference between the actual amount of total insured value at September 30, 2010 and the amount of total insured value we projected we would have at September 30, 2010; we also recorded a reduction in our FHCF contract premium once we received final data from the FHCF. Though our reinsurance premiums remained relatively flat in relation to the 2009-2010 contracts, we secured more coverage. Our current contracts exclude our participation in any catastrophe losses in excess of our initial retained loss, up to the aggregate limits of coverage, and the contracts include coverage for each of a second and third catastrophic event with lower amounts of retained loss on those events. We paid reinsurance premium totaling $28,209 during the third quarter of 2010, $38,100 during the fourth quarter of 2010 and $14,398 in the first quarter of 2011.

UNITED INSURANCE HOLDINGS CORP.

For additional information regarding our reinsurance coverage, please see Note 9 in the Notes to Consolidated Financial Statements included herein.

During 2010, we generated $160,648 of proceeds from sales and maturities of securities. The increase in the proceeds from dispositions of securities resulted from several factors that we discuss in more detail in the TOTAL INVESTMENTS section above when explaining the decrease in investments. We only used $80,343 of cash to purchase securities available for sale; we did not reinvest all of the remaining proceeds from our sales of securities in December because, as noted previously, we are holding some of the proceeds to reinvest in what we believe will be fixed maturities with higher interest rates than the interest rates on the securities we sold.

The table below summarizes our fixed maturities at December 31, 2010, by contractual maturity periods. Actual maturities may differ as issuers may have the right to call, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2010
	Fair Value	%
Due in one year or less	$5,821	11.42%
Due after one year through five years	30,033	58.91%
Due after five years through ten years	3,095	6.07%
Due after ten years	12,035	23.61%
Total	$50,984	100.00%

During February 2010 our note with CB&T matured, so we paid the remaining principle of $4,327 plus accrued interest. During May 2010, we chose to pay off the $18,280 of merger notes. See Note 12 in our Notes to Consolidated Financial Statements for more information regarding our retirement of the two obligations in early 2010.

Our SBA note, which has an interest rate of 2.8% at December 31, 2010, requires us to remit quarterly principal payments of $294 plus accrued interest. During 2010, we paid interest payments of $837. Our SBA note matures on September 30, 2026 and is our only outstanding note payable at December 31, 2010.

The SBA note requires UPC to maintain statutory surplus equal to or greater than $50,000 less repayments of principal on the SBA note and less payments of catastrophic losses. We monitor the surplus as to policyholders at UPC each quarter and, for various reasons, we occasionally provide additional capital to UPC. During 2010, we recorded $4.9 million of capital contributions to UPC. We currently do not foresee a need for any further material contributions of capital to UPC; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain a 2:1 ratio of net written premium to surplus (the SBA note agreement defines surplus as the $20,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus to avoid additional interest penalties. At December 31, 2010, our net writing ratio was 1.7:1 and our gross writing ratio was 4:1, resulting in a default on the note. Since we did not meet either writing ratio established by the SBA, we must pay additional interest of 25 basis points during the first quarter of 2011. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the stated rate of the note. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note.

Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the state regulatory authority. At December 31, 2010, except as noted above, we were in compliance with the covenants of the SBA note.

During 2010, we paid $529 of dividends to our shareholders. Our Board of Directors will need to declare any future dividends and authorize payment.

In accordance with Florida law, UPC may pay dividends or make distributions out of that part of statutory surplus derived from its net operating profit and its net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the state regulatory authority and the amount of

UNITED INSURANCE HOLDINGS CORP.

dividends or distributions that would require prior approval of the regulatory authority. The risk-based capital guidelines published by the NAIC may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause surplus as to policyholders to fall below minimum RBC guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as to policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State regulatory authorities could require us to cease operations in the event we fail to maintain the statutory capital required. At December 31, 2010, UPC's surplus as to policyholders exceeded minimum RBC requirements.

We record our financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by state regulatory authorities. To retain our certificate of authority, Florida law requires UPC to maintain surplus as to policyholders equal to the greater of 10% of our total liabilities or $4,000. At December 31, 2010, UPC’s surplus as to policyholders was $48,495, and exceeded the minimum requirements. Florida law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2010.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010, we have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules of United Insurance Holdings Corp. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for years then ended, in conformity with U.S. generally accepted accounting principles.
Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Kansas City, MO
March 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members
United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries (the “Company”), a Delaware corporation, as of December 31, 2008 and the related consolidated statements of income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ De Meo, Young, McGrath, CPA

Fort Lauderdale, Florida
March 23, 2009
DYM
MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS: MANAGEMENT CONSULTING SERVICES DIVISION; SEC PRACTICE SECTION;
PRIVATE COMPANIES PRACTICE SECTION; TAX DIVISION • FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • INSTITUTE OF BUSINESS APPRAISERS

UNITED INSURANCE HOLDINGS CORP.
Consolidated Balance Sheets
$000, except share and par value amounts

	December 31,
	2010	2009
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $50,984 and $125,920, respectively)	$50,683	$128,020
Equity securities (adjusted cost of $3,666 and $5,000, respectively)	3,615	4,704
Other long-term investments	300	300
Total investments	54,598	133,024
Cash and cash equivalents	71,644	27,086
Accrued investment income	414	1,119
Premiums receivable, net	7,825	7,544
Reinsurance recoverable on paid and unpaid losses	27,304	25,477
Prepaid reinsurance premiums	38,307	40,285
Deferred policy acquisition costs	9,342	9,256
Other assets	4,187	3,967
Total Assets	$213,621	$247,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$47,414	$44,112
Unearned premiums	77,161	73,831
Reinsurance payable	14,982	28,162
Other liabilities	10,536	12,154
Notes payable, net	18,235	41,428
Total Liabilities	168,328	199,687
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2010 and 2009	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 issued and outstanding for 2010 and 2009	1	1
Additional paid-in capital	75	75
Accumulated other comprehensive income	(216)	1,108
Retained earnings	45,433	46,887
Total Stockholders' Equity	45,293	48,071
Total Liabilities and Stockholders' Equity	$213,621	$247,758

See accompanying Notes to Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Consolidated Statements of Income
$000, except share and per share amounts

	Year Ended December 31,
	2010	2009	2008
REVENUE:
Gross premiums written	$158,637	$155,840	$141,556
Decrease (increase) in gross unearned premiums	(3,330)	553	(1,333)
Gross premiums earned	155,307	156,393	140,223
Ceded premiums earned	(88,452)	(78,212)	(59,079)
Net premiums earned	66,855	78,181	81,144
Net investment income	3,879	4,831	6,632
Net realized gains	4,346	1,837	1,116
Other-than-temporary impairments	(97)	(1,878)	—
Policy assumption bonus	—	—	6,493
Other revenue	5,008	5,498	5,677
Total revenue	79,991	88,469	101,062
EXPENSES:
Losses and loss adjustment expenses	42,533	40,755	28,063
Policy acquisition costs	21,712	23,482	17,616
Operating expenses	7,155	7,696	6,337
General and administrative expenses	7,506	7,032	7,196
Interest expense	1,767	3,177	2,811
Total expenses	80,673	82,142	62,023
Income (loss) before other expenses	(682)	6,327	39,039
Other (income) expenses	726	—	(2,564)
Income (loss) before income taxes	(1,408)	6,327	41,603
Provision for (benefit from) income taxes	(483)	2,270	8,184
Net income (loss)	$(925)	$4,057	$33,419
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized holding gain on investments	2,093	4,152	(2,465)
Reclassification adjustment for net realized investment gains	(4,346)	(1,837)	(1,116)
Reclassification adjustment for recognized other-than-temporary impairments	97	1,878	—
Income tax expense related to items of other comprehensive income	832	(1,595)	1,347
Total comprehensive income (loss)	$(2,249)	$6,655	$31,185

Weighted average shares outstanding
Basic	10,573,932	10,568,247	10,548,932
Diluted	10,573,932	10,568,247	10,854,743

Earnings (loss) per share
Basic	$(0.09)	$0.38	$3.17
Diluted	$(0.09)	$0.38	$3.08

Dividends declared per share	$0.05	$0.15	$—

PRO FORMA COMPUTATION OF INCOME TAXES FOR THE PERIOD PRIOR TO THE MERGER (Unaudited):
Historical income before income taxes			$41,603
Pro forma provision for income taxes			16,048
Pro forma net income			$25,555

Pro forma earnings per share
Basic			$2.42
Diluted			$2.35

See accompanying Notes to Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Consolidated Statements of Stockholders' Equity
$000, except share amounts

			Members' Certificates of Interest	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2008	10,548,932	—	7,464	—	744	37,891	46,099
Retroactive effects on equity due to reverse acquisition transaction effective September 30, 2008	—	1	(7,464)	7,463	—	—	—
Balance at January 1, 2008, restated	10,548,932	1	—	7,463	744	37,891	46,099
Net Income	—	—	—	—	—	33,419	33,419
Exercise of ownership UIH option	—	—	—	63	—	—	63
Net unrealized change in investments, net of tax effect of $1,347	—	—	—	—	(2,234)	—	(2,234)
Distributions to UIH members prior to Merger	—	—	—	—	—	(8,998)	(8,998)
Recapitalization as result of Merger	—	—	—	(4,635)	—	(17,896)	(22,531)
Costs associated with Merger	—	—	—	(2,891)	—	—	(2,891)
Balance at December 31, 2008	10,548,932	1	—	—	(1,490)	44,416	42,927
Net Income	—	—	—	—	—	4,057	4,057
Net unrealized change in investments, net of tax effect of $1,595	—	—	—	—	2,598	—	2,598
Issuance of common stock to officers	25,000	—	—	75	—	—	75
Dividends	—	—	—	—	—	(1,586)	(1,586)
Balance at December 31, 2009	10,573,932	1	—	75	1,108	46,887	48,071
Net Loss	—	—	—	—	—	(925)	(925)
Net unrealized change in investments, net of tax effect of $832	—	—	—	—	(1,324)	—	(1,324)
Dividends	—	—	—	—	—	(529)	(529)
Balance at December 31, 2010	10,573,932	1	—	75	(216)	45,433	45,293

See accompanying Notes to Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Consolidated Statements of Cash Flows
$000, except share and per share amounts

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(925)	$4,057	33,419
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,106	1,188	781
Net realized investment (gains) losses	(4,249)	41	(1,116)
Amortization of discount on notes payable	159	419	98
Loss on extinguishment of debt	726	—	—
Provision for uncollectible premiums	42	83	442
Deferred income taxes, net	352	1,255	3,336
Stock-based compensation	—	75	—
Other income	—	—	(2,564)
Changes in operating assets and liabilities:
Accrued investment income	705	273	(7)
Premiums receivable	(323)	2,589	(692)
Reinsurance recoverable on paid and unpaid losses	(1,827)	(2,873)	(5,788)
Prepaid reinsurance premiums	1,978	(13,767)	(173)
Deferred policy acquisition costs, net	(86)	958	(1,700)
Other assets	(398)	(3,047)	3,624
Unpaid losses and loss adjustment expenses	3,302	4,014	4,093
Unearned premiums	3,330	(553)	1,333
Reinsurance payable	(13,180)	11,468	5,842
Other liabilities	1,345	267	(529)
Net cash provided by (used in) operating activities	(7,943)	6,447	40,399
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	160,648	81,931	56,160
Purchases of investments available for sale	(80,343)	(85,124)	(72,386)
Cost of property and equipment acquired	(73)	(108)	(256)
Cost of capitalized software acquired	(311)	(206)	(1,285)
Net cash provided by (used in) investing activities	79,921	(3,507)	(17,767)
FINANCING ACTIVITIES
Repayments of borrowings	(24,078)	(294)	(19,506)
Net cash paid by UIH to FMG prior to Merger	—	—	(5,703)
Payment of Merger costs	—	—	(2,891)
Contributions by UIH members	—	—	63
Distributions to UIH members	—	—	(18,225)
Dividends	(529)	(1,586)	—
Bank overdrafts	(2,813)	(3,468)	1,123
Net cash used in financing activities	(27,420)	(5,348)	(45,139)
Increase (decrease) in cash	44,558	(2,408)	(22,507)
Cash and cash equivalents at beginning of period	27,086	29,494	52,001
Cash and cash equivalents at end of period	$71,644	$27,086	29,494

Supplemental Cash Flows Information
Interest paid	$2,298	$2,592	$2,276
Income taxes paid	$—	$3,987	$4,795

See accompanying Notes to Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Consolidated Statements of Cash Flows
$000, except share and per share amounts

Supplemental Cash Flows Information (Continued)

Non-cash activity:

During 2008, we sold an available-for-sale investment for $1,133 in exchange for a note receivable in the same amount. We recorded an unearned gain of $133 on the sale.

During 2008, we reclassified ($17,896) of additional paid-in capital to retained earnings to eliminate the negative additional paid-in capital balance.

On September 30, 2008, we acquired United Insurance Holdings, L.C. (UIH) and accounted for the transaction as a reverse acquisition and recapitalization since UIH was deemed to be the accounting acquirer. Accordingly, the Consolidated Statements of Cash Flows do not reflect certain transactions that occurred during 2008 prior to the effective date of the Merger. Such transactions include:

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

•
We repurchased 869,565 shares from two former stockholders by exchanging notes payable for the shares. The notes have a face value of $7,527 and bear interest at 11% per year [these notes were repaid in full during 2010; see Note 12(c)].

•	We paid cash of $10,039 to holders of 1,267,863 shares of our common stock who did not vote in favor of the Merger and elected to have their shares of common stock converted to cash.

•
FMG Investors, LLC (FMGI) surrendered 179,819 shares of UIHC common stock it owned. We gave no consideration in exchange for the surrendered shares, which we canceled. FMGI also surrendered 179,819 of the common stock warrants that it owned. See Note 17 for a further discussion of FMGI being a related party.

•
The underwriter for our initial public offering surrendered 100,000 of the 450,000 unit purchase options it owned. They also agreed to accelerate the expiration date of their remaining 350,000 unit purchase options to October 4, 2010. The unit purchase options expired unexercised.

During the first quarter of 2009, we issued a total of 25,000 shares of common stock to two of our officers in exchange for services performed. We recorded $75 of expense related to the transaction.

See accompanying Notes to Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

1. ORGANIZATION AND BUSINESS

United Insurance Holdings Corp. (UIHC, we, us, our), formerly known as FMG Acquisition Corp. (FMG), incorporated under the laws of the State of Delaware. On September 30, 2008, UIHC, United Subsidiary Corp. (merger sub) and United Insurance Holdings, L.C. (UIH) completed a merger whereby merger sub was merged into UIH, with UIH remaining as the surviving entity.

Through UIH, our wholly-owned subsidiary, and UIH’s three wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida and South Carolina. The three subsidiaries of UIH, each incorporated under Florida law, include United Property & Casualty Insurance Company (UPC), United Insurance Management, L.C. (UIM) and Skyway Claims Services, LLC (SCS). We operate under one business segment.

The Florida and South Carolina state regulatory authorities have authorized UPC to write homeowner and dwelling property and casualty lines, as well as flood coverage under the National Flood Insurance Program. Though the state regulatory authority has authorized UPC to write a commercial line of business in Florida that includes auto and multi-peril coverage, we voluntarily discontinued writing that line as of May 31, 2009.

Through June 30, 2010, we operated exclusively in Florida, which subjected us to geographic concentrations of credit risk and risk of catastrophic loss. On July 1, 2010, we began writing our policies in South Carolina, and we also assumed a book of business from Sunshine State Insurance Company representing $5,294 of in-force homeowner premium in South Carolina. We began operating in South Carolina so that we could begin to reduce our geographic concentration of exposure to catastrophic losses, and the assumption from Sunshine State and subsequent renewals of South Carolina policies will also reduce our geographic concentration of credit risk.

We write our own policies throughout both states utilizing our agency network. We occasionally supplement those writings by assuming policies from Citizens Property Insurance Corporation (Citizens), a insurer supported by the State of Florida.

UIM, a managing general agent, manages all aspects of UPC’s operations, including underwriting, policy administration, collections and disbursements, accounting and claims processes.

SCS provides claims appraisal services, one of several companies that currently provide such services to UPC.

2. PRESENTATION AND CONSOLIDATION

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (GAAP). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, reinsurance recoverable, deferred policy acquisition costs, and investments. Except for the captions on our Consolidated Balance Sheets and Consolidated Statements of Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation. We have reclassified certain amounts in the prior years' financial statements and footnotes to conform to the current year presentation. These reclassifications had no impact on our consolidated financial position, results of operations or cash flows as previously reported.

Since we accounted for the merger as a reverse acquisition and recapitalization, we have retroactively restated certain equity accounts for the period prior to the merger.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)	Cash and Cash Equivalents

Our cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid instruments with original maturities of three months or less when purchased.

(b)	Investments

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

If we determine that an equity security has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in our Consolidated Statements of Income. If a debt security is impaired and we either intend to sell the security or it is more likely than not that we will have to sell the security before we are able to recover the amortized cost, then we record the full amount of the impairment in our Consolidated Statements of Income. If we determine that an impairment of a debt security is other-than-temporary and we neither intend to sell the security nor it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, then we separate the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. We record the amount of the impairment related to the credit loss as an impairment charge in our Consolidated Statements of Income, and we record the amount of the impairment related to all other factors in accumulated other comprehensive income.

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

(c)Fair Value

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

•
Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

•	Level 3 – Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and AMEX. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2010, and 2009. Changes in interest rates subsequent to December 31, 2010, may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2010 and 2009 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amount of our note payable also approximates its fair value as it is variable in nature.

(d)Premiums

We record premiums as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $61 and $370 at December 31, 2010 and 2009, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

(e)Policy Acquisition Costs

We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist primarily of the following three items: i) commissions paid to outside agents at the time of policy issuance and commissions paid to Citizens for policies assumed, net of commissions refunded for cancelled policies; ii) policy administration fees paid to a third-party administrator at the time of policy issuance; and iii) premium tax. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy.

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

(f)Long-lived Assets

i)Property and Equipment

Because the total net amount ($296 at December 31, 2010) is not material to our financial statements, we classify our property and equipment, which we record at cost less accumulated depreciation and amortization, within other assets on our consolidated balance sheets. We use the straight-line method of calculating depreciation over the estimated useful lives of the assets, which are three to five years. We also use the straight-line method to calculate amortization of leasehold improvements over the estimated useful lives of the assets or the term of the lease, whichever is shorter. We periodically review estimated useful lives and, where appropriate, we make changes prospectively. We charge maintenance and repair costs to expense as incurred.

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software related to our policy administrator and, because the total amount ($1,214 at December 31, 2010) is not material to our financial statements, we classify it within other assets on our consolidated balance sheets. We amortize capitalized software costs over the unexpired portion of the contract term. The contract term at the time we put the software into use, which is six years, is the minimum period of time we expect the software to be useful to us.

iii)Impairment of Long-lived Assets

We annually review our long-lived assets, including intangible assets, to determine if their carrying amounts are recoverable. If the non-discounted future cash flows expected to result from the use and eventual disposition of the assets are less than their carrying amounts, we reduce their carrying amounts to fair value and recognize an impairment loss.

(g)Unpaid Losses and Loss Adjustment Expenses

Our reserves for unpaid losses represent the estimated ultimate cost of settling all reported claims plus all claims we incurred related to insured events that have occurred as of the reporting date, but that policyholders have not yet reported to us (incurred but not reported, or IBNR, claims).

We estimate our reserves for unpaid losses using individual case-basis estimates for reported claims and actuarial estimates for IBNR claims. Trends in loss severity and frequency may affect our estimated losses, and we continually review and adjust our estimated losses as necessary based on our historical experience and as we obtain new information. If our unpaid loss reserves prove to be inadequate or excessive, we increase or decrease the liability in the period in which we identify the difference, thereby impacting net income. Though our estimate of the ultimate cost of settling all reported and unreported claims may change at any point in the future, a reasonable possibility exists that our estimate may vary significantly in the near term from the estimated amounts included in our consolidated financial statements.

On our Consolidated Balance Sheets, we report our reserves for unpaid losses gross of the amounts related to unpaid losses recoverable from reinsurers. On our Consolidated Statements of Income, we report losses net of amounts ceded to reinsurers. We do not discount our loss reserves for financial statement purposes.

(h)Managing General Agent Fees and Policy Fees

Our policy fees consist of the managing general agent fee and a pay-plan fee. Florida law allows managing general agents to charge policyholders a $25.00 fee on each policy written; we defer such fees as unearned revenue and then include them in income on a pro rata basis over the term of the underlying policies. We record our pay-plan fees, which we charge to all policyholders that pay their premium in more than one installment, as income when collected. We report all policy-related fees in other revenue on our Consolidated Statements of Income.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

(i)Reinsurance

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no allowance for uncollectible reinsurance during the years ended December 31, 2010, 2009 or 2008.

We pay commissions to Citizens for any policies that we assume. We amortize our assumed commissions on a pro rata basis over the 12-month period from the date of assumption, and we amortize any subsequent changes in the amount of commission over the months remaining in the original 12-month period. The assumed commission amounts are recorded as an expense in policy acquisition costs on our Consolidated Statements of Income.

(j)Assessments

We record guaranty fund and other insurance-related assessments imposed upon us as an expense in the period the regulatory agency imposes the assessment. To recover the assessment, we use a process, created by Florida statute, known as Use and File (South Carolina has not yet imposed any assessments upon us). We calculate and begin collecting a policy surcharge that will allow us to collect the entire assessment over a 12-month period, based on our estimate of the number of policies we expect to write. We then submit a filing to the state regulatory authority requesting formal approval of the policy surcharge. The process may be repeated in successive 12-month periods until we collect the entire assessment. We record the recoveries as revenue in the period that we collect the cash. While current regulations allow us to recover from policyholders the amount of assessments imposed upon us, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements.

We collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment.

(k)Income Taxes

Prior to consummation of the merger, UIH had elected to be treated as a partnership for income tax purposes; therefore, the members of UIH reported all taxable income and tax credits attributable to UIH and its two limited liability company subsidiaries, UIM and SCS, on the members’ individual tax returns. Our UPC subsidiary has recorded income taxes since its inception.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

liabilities in operations in the period that includes the enactment date. Realization of our deferred income tax assets depends upon our generation of sufficient future taxable income.

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any tax penalties or income-tax-related interest during the years ended December 31, 2010, 2009 or 2008.

(l)Advertising Costs

We expense all advertising costs when we incur those costs. For the years ended December 31, 2010, 2009 and 2008, we incurred advertising costs of $783, $712, and $484, respectively.

(m)Earnings Per Share

We report both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, we divide net income by the weighted-average number of common stock shares outstanding during the period. We calculate diluted earnings per share by dividing net income by the weighted-average number of common stock shares and common stock equivalents outstanding during the period. We use the treasury stock method to calculate common stock equivalents.

(n)Concentration of Credit Risk

Though we now operate in Florida and South Carolina, we still write more than 95% of our business in Florida, which subjects us to a geographic concentration of credit risk. We are also subject to a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions. We mitigate both risks by entering into reinsurance contracts with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

Additionally, all of our cash is on deposit at two financial institutions, one of which is a subsidiary of a company that is our largest shareholder. Consequently, we are subject to a concentration of credit risk with regard to our cash. We had $55,443 in excess of federal government insured limits at December 31, 2010. Our cash deposits were fully insured at December 31, 2009.

4. RECENT ACCOUNTING STANDARDS UPDATES

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

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

In October 2010, the FASB issued ASU No. 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendments in ASU No. 2010-26 address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral; they clarify which costs should be deferred and which costs should be expensed when incurred. The amendments in ASU No. 2010-26 become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Since we already record deferred acquisition costs as specified by the amendments, we do not expect that our adoption of ASU No. 2010-26 will have a material effect on our consolidated financial statements.

5. MERGER

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

6. INVESTMENTS

The following table details the difference between cost or amortized cost and estimated fair value, by major investment category, at December 31, 2010, and 2009:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. government and agency securities	$32,841	$119	$65	$32,895
States, municipalities and political subdivisions	13,305	10	336	12,979
Corporate securities	4,029	18	—	4,047
Redeemable preferred stocks	809	—	47	762
Total fixed maturities	50,984	147	448	50,683
Common stocks	3,061	47	60	3,048
Nonredeemable preferred stocks	605	—	38	567
Total equity securities	3,666	47	98	3,615
Other long-term investments	300	—	—	300
Total investments	$54,950	$194	$546	$54,598

December 31, 2009
U.S. government and agency securities	$74,578	$193	$177	$74,594
States, municipalities and political subdivisions	—	—	—	—
Corporate securities	48,742	2,482	257	50,967
Redeemable preferred stocks	2,600	5	146	2,459
Total fixed maturities	125,920	2,680	580	128,020
Common stocks	3,790	93	252	3,631
Nonredeemable preferred stocks	1,210	—	137	1,073
Total equity securities	5,000	93	389	4,704
Other long-term investments	300	—	—	300
Total investments	$131,220	$2,773	$969	$133,024

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost, amortized cost or adjusted cost of the security sold. We determine the cost or amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	4,278	105,637	1,545	40,418	1,386	31,055
Equity securities	149	2,731	1,165	4,977	45	378
Total realized gains	4,427	108,368	2,710	45,395	1,431	31,433
Fixed maturities	(43)	15,700	(51)	1,574	(96)	2,249
Equity securities	(38)	1,310	(822)	1,111	(219)	1,211
Total realized losses	(81)	17,010	(873)	2,685	(315)	3,460
Net realized investment gains	4,346	125,378	1,837	48,080	1,116	34,893

In the first quarter of 2008, we sold one of our investments in common stock back to the issuing company, a related party known as Prime Holdings Insurance Services, Inc., in exchange for a note receivable in the amount of $1,133. We recorded $133 of unearned gain at the time of the sale. When Prime Holdings paid the first installment in 2008, we recognized $45 of gain and when they paid the second installment in 2009, we recognized $44 of gain. We recognized the remaining $44 of unearned gain when Prime Holdings paid the final installment in May 2010. See Note 17 for additional information.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

The states in which we operate require us, by statute, to maintain deposits to secure the payment of claims. In Florida, we have assigned a twelve-month, automatically renewing certificate of deposit in the amount of $300 to the state regulatory authority to satisfy the Florida requirement. In South Carolina, we have assigned a U.S. Treasury Note with a book value of $1,004 and a fair value of $1,008 to the state regulatory authority to satisfy the requirement. We report the certificate of deposit in Other Long-Term Investments, while we report the U.S. Treasury Note in Fixed Maturities. To obtain the approval of our application to write policies in Massachusetts, we purchased a Massachusetts municipal bond with a par value of $1,000 and assigned a tranche with a $100 par value to the state regulatory authority during 2010. At December 31, 2010, the book value of the assigned tranche was $104 and the fair value was $98. We expect to begin writing policies in Massachusetts during 2011.

The investments held at the end of the year were comprised mainly of U.S. government and agency securities, securities of states and municipalities, and securities of high-quality corporate issuers.

The table below summarizes our fixed maturities at December 31, 2010, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$5,821	$5,793
Due after one year through five years	30,033	30,039
Due after five years through ten years	3,095	3,060
Due after ten years	12,035	11,791
Total	$50,984	$50,683

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2010	2009	2008
Fixed maturities	$3,551	$4,168	5,066
Equity securities	203	293	266
Cash, cash equivalents and short-term investments	125	370	1,300
Net investment income	3,879	4,831	6,632
Investment expenses	(147)	(164)	(143)
Net investment income, less investment expenses	$3,732	$4,667	$6,489

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. government and agency securities	7	$65	$9,611	—	$—	$—
States, municipalities and political subdivisions	13	336	11,951	—	—	—
Corporate securities	—	—	—	—	—	—
Redeemable preferred stocks	—	—	—	6	47	763
Total fixed maturities	20	401	21,562	6	47	763
Common stocks	19	17	810	4	43	423
Nonredeemable preferred stocks	—	—	—	4	38	567
Total equity securities	19	17	810	8	81	990
Total	39	$418	$22,372	14	$128	$1,753
December 31, 2009
U.S. government and agency securities	12	$177	$32,991	—	$—	$—
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporate securities	1	14	1,038	2	243	1,793
Redeemable preferred stocks	—	—	—	12	146	1,836
Total fixed maturities	13	191	34,029	14	389	3,629
Common stocks	1	15	87	14	237	2,338
Nonredeemable preferred stocks	—	—	—	6	137	1,073
Total equity securities	1	15	87	20	374	3,411
Total	14	$206	$34,116	34	$763	$7,040
* This amount represents the actual number of discrete securities, not the number of shares of those securities. The number is not presented in thousands.

During the years ended December 31, 2010 and 2009, we recorded other-than-temporary impairment charges of $97 and $1,878, respectively, after determining that impairments related to certain of our equity investments were other-than-temporary. Since we incurred the impairment charges on our equity securities, we recorded the impairment amount in our Consolidated Statements of Income. We have never recorded an other-than-temporary impairment charge on our debt-security investments. We did not record any other-than-temporary impairment charges in 2008.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. For both the debt and equity securities we own, we noted at December 31, 2010, that many of those for which we did not recognize an impairment charge in prior periods had experienced increases in value resulting from a recovery in the securities markets, and that the issuers had stable financial histories and remained financially stable in the current economic environment. With regard to our debt securities, we neither intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis, and all issuers continue to make interest payments on a timely basis. All the issuers of the equity securities we own, and on which we did not record an impairment charge, had promising near-term prospects that indicated we could recover our cost basis; we also had the ability and the intent to hold these equity securities until their value exceeds their cost. Additionally, most of the securities have recovered to a fair value near our cost.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

The following table presents the fair value measurements of our financial instruments by level at December 31, 2010:

	Total	Level 1	Level 2	Level 3
December 31, 2010
U.S. government and agency securities	$32,895	$—	$32,895	$—
States, municipalities and political subdivisions	12,979	—	12,979	—
Corporate securities	4,047	—	4,047	—
Redeemable preferred stocks	763	763	—	—
Total fixed maturities	50,684	763	49,921	—
Common stocks	3,047	3,047	—	—
Nonredeemable preferred stocks	567	567	—	—
Total equity securities	3,614	3,614	—	—
Other long-term investments	300	300	—	—
Total investments	$54,598	$4,677	$49,921	$—

December 31, 2009
U.S. government and agency securities	$74,595	$24,958	$49,637	$—
Corporate securities	50,966	—	50,966	—
Redeemable preferred stocks	2,459	2,459	—	—
Total fixed maturities	128,020	27,417	100,603	—
Common stocks	3,631	3,631	—	—
Nonredeemable preferred stocks	1,073	1,073	—	—
Total equity securities	4,704	4,704	—	—
Other long-term investments	300	300	—	—
Total investments	$133,024	$32,421	$100,603	$—

For our investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, we obtain the fair values from Synovus Trust Company, NA, which uses a third-party valuation service. In our case, the valuation service calculates prices for our investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve at 3 p.m. (ET) as of quarter end. A special cash-discounting yield/price routine then calculates the prices. Since the inputs the valuation service uses in their calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

7. EARNINGS PER SHARE

The table below reflects the diluted weighted-average number of common stock shares outstanding using the treasury stock method:

	Year ended December 31,
	2010	2009	2008
Weighted-average shares – basic	10,573,932	10,568,247	10,548,932
Effect of dilutive common stock equivalents:
Warrants	—	—	305,811
Weighted-average shares – diluted	10,573,932	10,568,247	10,854,743

On October 4, 2010, the previously-outstanding unit purchase option expired.

We have 7,077,375 warrants outstanding; each warrant can be exercised for one share of common stock. For the year ended December 31, 2010, the warrants were anti-dilutive; therefore, we did not include the shares associated with the warrants in the diluted weighted-average shares outstanding reported in the table above. See Note 20 for additional information.

8. DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2010	2009
Balance at January 1	$9,256	$10,214
Policy acquisition costs deferred	23,407	23,719
Amortization	(23,321)	(24,677)
Balance at December 31	$9,342	$9,256

9. REINSURANCE

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring (ceding), all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

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

For the policy year beginning June 1, 2010, we have a private catastrophe reinsurance agreement structured into layers. The coverage provided by one layer picks up (attaches), at the point where coverage under the previous layer ends. Our agreement with the FHCF divides our coverage into three layers: the Limited-Apportionment Company layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit layer. The FHCF estimates the amount of coverage provided by their agreement until they are able to determine how many insurers are participating and at what amounts of coverage; they must also verify the data on exposures to be reinsured as submitted by participating insurers. The amount of coverage provided by the FHCF agreement usually changes slightly in the fourth quarter, when the FHCF completes the necessary validations.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

For a single hurricane catastrophe, we have chosen to pay, or “retain”, the first $15,000 of catastrophe losses before our reinsurance contracts provide coverage. For a second and a third hurricane catastrophe, we would retain the first $5,000 of catastrophe losses for each event. Our agreements will reimburse us as much as $513,200 for the first event.

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

Our agreement with the FHCF allows for one reinstatement of coverage provided by the limited-apportionment company layer should losses resulting from one hurricane exhaust that coverage, while our agreement with the private reinsurers allows for one reinstatement of coverage on all the private layers should losses resulting from one or more severe weather events exhaust that coverage. Our agreement with the FHCF does not provide for reinstatement of the coverage provided by the other layers. The FHCF limited-apportionment company layer provides for reinstatement of coverage at no additional premium; however, our private agreement requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private agreement becomes necessary, we purchased a reinsurance premium protection policy. Our reinsurance premium protection policy reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first private layer.

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

For our discontinued commercial line of business, we entered into quota share reinsurance agreements for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share agreement after July 31, 2009. We recognized commission revenue on our previous quota share agreements totaling $924, $405 and $606 for the years ended December 31, 2010, 2009 and 2008, respectively.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $516, $436 and $337 for the years ended December 31, 2010, 2009 and 2008, respectively.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

	Year Ended December 31,
	2010	2009	2008
Excess-of-loss	(77,202)	(82,402)	(49,210)
Quota share	(140)	(1,039)	(2,758)
Flood	(9,132)	(8,538)	(7,283)
Ceded premiums written	(86,474)	(91,979)	(59,251)
Increase (decrease) in ceded unearned premiums	(1,978)	13,767	172
Ceded premiums earned	(88,452)	(78,212)	(59,079)

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Income:

	Year ended December 31,
	2010	2009	2008
Premium written:
Direct	$155,875	$154,339	$135,887
Assumed	2,762	1,501	5,669
Ceded	(86,475)	(91,979)	(59,251)
Net premium written	$72,162	$63,861	$82,305
Change in unearned premiums:
Direct	$(2,603)	$(3,699)	$2,977
Assumed	(727)	4,252	(4,310)
Ceded	(1,977)	13,767	172
Net decrease (increase)	$(5,307)	$14,320	$(1,161)
Premiums earned:
Direct	$153,272	$150,641	$138,864
Assumed	2,035	5,752	1,359
Ceded	(88,452)	(78,212)	(59,079)
Net premiums earned	$66,855	$78,181	$81,144
Losses and LAE incurred:
Direct	$60,508	$58,447	$45,019
Assumed	1,436	4,423	5,822
Ceded	(19,411)	(22,115)	(22,778)
Net losses and LAE incurred	$42,533	$40,755	$28,063
Ceded losses incurred decreased by $2,704 during the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily for two reasons: i) losses related to our terminated commercial line of business continue to significantly decline and ii) we have reached or significantly passed the end of the statute of limitations on the filing of claims related to the 2005 and 2004 storm years, so policyholders are neither reporting as many new claims as in the prior year nor are they reopening as many previously-closed claims as in the prior year. The losses we incurred in 2010, 2009 or 2008 related to storms that occurred in those same years did not exceed our retained loss.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2010	2009
Unpaid losses and LAE, net:
Direct	$43,999	$39,134
Assumed	3,415	4,978
Ceded	(23,814)	(23,447)
Net unpaid losses and LAE	$23,600	$20,665
Unearned premiums, net:
Direct	$76,376	$73,773
Assumed	785	58
Ceded	(38,307)	(40,285)
Net unearned premiums	$38,854	$33,546

Reinsurance recoverable at December 31, 2010 and 2009, consists of the following:

	December 31,
	2010	2009
Reinsurance recoverable on unpaid losses and LAE	$23,814	$23,447
Reinsurance recoverable on paid losses and LAE	3,490	2,030
Reinsurance recoverable	$27,304	$25,477

During the years ended December 31, 2010, 2009 and 2008, we recognized recoveries totaling $17,447, $18,938 and $16,606, respectively, under our reinsurance agreements.

10. POLICY ASSUMPTIONS

We are not a reinsurance entity by charter or by strategy; however, we occasionally supplement the natural growth of our book of business by assuming policies.

As part of an assumption agreement with Citizens that ended in 2006, we received bonuses for policies assumed from Citizens during multiple assumptions in 2004 and 2005. During the year ended December 31, 2008, we recognized policy assumption bonus income of $6,493, which included $791 of interest income, from the 2005 assumptions.

We conducted three policy assumptions under a 2008 assumption agreement with Citizens that terminated during the first quarter of 2010. For the years ended December 31, 2010, 2009 and 2008, we recorded ($17), $1,501 and $5,669 of written premium assumed, respectively, and $23, $240 and $907 of assumed commissions incurred, respectively, on those policies. The amount of written premium assumed and assumed commissions expense we record related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations.

On July 1, 2010, we assumed all of Sunshine State's in-force homeowners policies in South Carolina. For the year ended December 31, 2010, we recorded $2,779 of written premium assumed and $293 of assumed commissions incurred on those policies. Unlike the assumptions we made from Citizens, policyholders cannot "opt out" of our assumption from Sunshine State. For the right to assume and renew their in-force homeowners policies in South Carolina, we agreed to pay Sunshine State $300, plus as much as an additional $700 depending upon the renewal rate of the policies we assumed. Based on an analysis of our historical renewal rates for similar policies, we initially recorded an intangible asset of $860, representing the amount we

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

ultimately expected to pay Sunshine State for the renewal right. At December 31, 2010 , we increased the value of the intangible asset from $832 at the end of the third quarter to $839 after our quarterly evaluation of renewal rates indicated that the actual renewal rate was better than we estimated at the end of the third quarter. We determined that we will amortize the intangible asset over five years, representing the amount of time we expect the assumed policies to provide us a benefit. During the year ended December 31, 2010, we recorded amortization totaling $159.

11. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for IBNR claims as of the balance sheet date.

The table below summarizes the activity related to our reserve for unpaid losses:

	2010	2009	2008
Balance at January 1	$44,112	$40,098	$36,005
Less: reinsurance recoverable on unpaid losses	23,447	20,906	14,446
Net balance at January 1	$20,665	$19,192	$21,559
Incurred related to:
Current year	$41,527	$43,731	$33,040
Prior years	1,006	(2,976)	(4,977)
Total incurred	$42,533	$40,755	$28,063
Paid related to:
Current year	$27,065	$30,637	$21,005
Prior years	12,533	8,645	9,425
Total paid	$39,598	$39,282	$30,430
Net balance at December 31	$23,600	$20,665	$19,192
Plus: reinsurance recoverable on unpaid losses	23,814	23,447	20,906
Balance at December 31	$47,414	$44,112	$40,098

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our independent actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected by our losses incurred related to prior years, we had a reserve deficiency in 2010 compared to a reserve redundancy in 2009. The deficiency resulted from increases we made to our estimates of ultimate losses on prior year claims because payments on prior year claims exceeded our estimates.

The redundancies in 2009 than 2008 resulted from reductions to our estimates of ultimate losses because of favorable loss development on our homeowner line of business.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

12. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2010		December 31, 2009
(a) State Board of Administration (SBA) of Florida note	2.77%	$18,235	3.61%	$19,706
(b) Columbus Bank & Trust (CB&T) note	—	—	3.47%	4,327
(c) Notes payable related to the merger	—	—	11.00%	18,280
		18,235		42,313
Less: note discount		—		(885)
Total debt		18,235		41,428

(a)	SBA Note

We executed a 20-year, $20,000 note payable to the SBA under the SBA’s Insurance Capital Build-Up Incentive Program, effective October 1, 2006. The stated rate for the SBA note is a rate equivalent to the 10-year U.S. Treasury Bond rate. We made quarterly interest-only payments for the first three years, then, as of October 1, 2009, we began making quarterly principal and interest payments. On November 7, 2008, the SBA amended the note, effective July 1, 2008, to make it easier for companies participating in the program to meet the minimum writing ratio covenant discussed below.

We agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include: 1) maintaining statutory surplus greater than or equal to $50,000 less repayments of principal on the SBA note and less payments of catastrophic losses, 2) refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and 3) maintaining a minimum writing ratio. The amended note permits us to meet either of the following ratios:

•	a writing ratio based on net written premium to surplus of 2:1 ratio for the year beginning January 1, 2010 and thereafter for the remaining term of the note agreement, or

•	a writing ratio based on gross written premium to surplus of 6:1 ratio for the year beginning January 1, 2010 and thereafter for the remaining term of the note agreement.

As part of the program, the SBA required that we contribute an equivalent amount of capital to UPC; therefore, UIM made a $20,000 capital contribution to UPC at the time we executed the note in 2006. For purposes of calculating the writing ratio on a quarterly basis, the amended note defines surplus as the sum of the $20,000 matching contribution of capital to UPC and the outstanding principal balance of the note. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the stated rate of the note. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note.

The SBA note states that if we fail to exceed either a net writing ratio of 1:1 or a gross writing ratio of 3:1 for three consecutive quarters, we will be obligated to repay a portion of the SBA note such that the appropriate minimum writing ratio will be obtained for the following quarter. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, the state regulatory authority in Florida would only authorize a payment to the SBA if such payment did not create a hazardous financial condition at UPC.

At December 31, 2010, our net writing ratio was 1.7:1 and our gross writing ratio was 4:1, resulting in a default on the note. Since we did not meet either writing ratio established by the SBA, we must pay additional interest of 25 basis points during the first quarter of 2011.

During the first three quarters of 2008, we incurred an additional 450 basis points of interest expense as we did not meet the writing ratio as stated in the initial note agreement with the SBA during the fourth quarter of 2007 and the first two quarters of 2008. From the third quarter of 2008 through the end of 2009, we complied with the required writing ratios; however, since the

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

increase in the required writing ratios beginning in January 2010, we have not met the required writing ratios and have incurred a 25 basis point interest penalty each quarter.

At December 31, 2009, UIH agreed to contribute $2,000 to UPC to ensure that UPC remained in compliance with the minimum surplus covenant. On February 23, 2010, UIH funded the capital contribution. We also complied with each of the other loan covenants at December 31, 2010.

As of December 31, 2010, the annual maturities of our long-term debt are as follows:

Amount
2011	$1,176
2012	1,176
2013	1,177
2014	1,176
2015	1,176
Thereafter	12,354
Total debt	18,235

(b)	Note Payable to CB&T

In February 2007, we entered into a $33,000 loan agreement with CB&T, a related party. On February 16, 2010, we paid the final installment of $4,327 plus accrued interest that was due on the CB&T note. Therefore, we no longer have any amounts outstanding related to the CB&T note.

(c)	Merger Notes

On August 15, 2008, we entered into a note purchase agreement with five noteholders. Upon approval of the merger on September 29, 2008, we issued unsecured notes payable with a total face amount of $18,280. On May 5, 2010, we paid the notes in full by remitting $18,475, inclusive of principal plus accrued interest of $195, to the noteholders. We recognized a $726 loss on the extinguishment of the notes due to the write off of the unamortized original issue discount.

(d)	Other Debt-Related Items

On September 10, 2006, UIH and York Enhanced Strategies Fund, LLC entered into a $20,000 loan agreement. In connection with the transaction, York received a 4.75% equity interest in UIH and entered into a redeemable Put Agreement with UIH. When the merger between FMG and UIH became effective, York exchanged its ownership interest in UIH, including the ability to exercise the put option, for the merger consideration. To account for the fact that the put option no longer represented a liability to us as of the close of the merger, we reversed the liability of $2,564 we had recorded prior to the merger and recorded it in Other Income on our Consolidated Statements of Income.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

13. Income Taxes

The following table summarizes the Provision for Income Taxes:

	Year Ended December 31,
	2010	2009	2008
Federal:
Current	(843)	868	4,187
Deferred	423	1,058	2,805
Provision for (benefit from) Federal income tax expense	(420)	1,926	6,992

State:
Current	8	148	661
Deferred	(71)	196	531
Provision for (benefit from) State income tax expense	(63)	344	1,192
Provision for (benefit from) income taxes	(483)	2,270	8,184

The actual income tax expense differs from the “expected” income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2010	2009	2008
Expected income tax expense (benefit) at federal rate	(479)	2,151	14,145
State tax expense (benefit), net of federal deduction benefit	(71)	287	788
Dividend received deduction	(60)	(83)	(79)
Income of limited liability companies	—	—	(6,685)
Other, net	127	(85)	15
Reported income tax expense (benefit)	(483)	2,270	8,184

Deferred income taxes, which is included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

The table below summarizes the significant components of our net deferred tax asset:

	December 31,
	2010	2009
Deferred tax assets:
Unearned premiums	2,998	2,588
Assessments	179	607
Tax-related discount on loss reserve	499	597
Bad debt expense	23	143
Other-than-temporary impairment	140	114
Acquired deferred tax asset	172	172
Other	178	51
Total deferred tax assets	4,189	4,272
Deferred tax liabilities:
Unrealized gain	136	(696)
Deferred acquisitions costs	(3,264)	(3,149)
Capitalized software	(323)	(320)
Other	(192)	(41)
Total deferred tax liabilities	(3,643)	(4,206)
Less: valuation allowance	(172)	(172)
Net deferred tax asset (liability)	374	(106)

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

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2006; therefore, only the 2007 through 2010 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our Federal or Florida income tax returns.

As of December 31, 2010, we have not taken any uncertain tax positions with regard to our tax returns.

On our Consolidated Statements of Income, the pro forma computation of income taxes for the year ended 2008 represents the tax effects we would have reported had all of our subsidiaries reported U.S. federal and state income taxes on a consolidated tax return. We based our pro forma estimate upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Our actual rates and expenses may have differed had all our subsidiaries actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, we included the pro forma amounts for informational purposes only; we do not intend for the pro forma amounts to be indicative of our results of operations had we been required to file a consolidated tax return that included all of our subsidiaries for all periods presented.

14. REGULATORY REQUIREMENTS AND RESTRICTIONS

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

Florida law requires that UPC maintain capital and surplus equal to the greater of 10% of its total liabilities or $4,000. Our statutory capital surplus was $48,495 at December 31, 2010. State law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2010.

The National Association of Insurance Commissioners published risk-based capital guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital. At December 31, 2010, UPC exceeded the minimum risk-based capital requirements.

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the state regulatory authority and the amount of dividends or distributions that would require prior approval of the regulatory authority. Statutory risk-based capital requirements may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2010, and 2009.

We are subject to various assessments in the states in which we write policies. See Note 3(j) for a description of how we recover assessments imposed upon us.

State agencies can also levy assessments upon policyholders, and we collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency.

The table below summarizes the activity related to assessments imposed upon UPC:

	2010	2009	2008
Expected recoveries of assessments, January 1	1,525	2,235	4,918
Assessments expensed	—	1,045	—
Assessments recovered	(1,103)	(1,688)	(2,552)
Assessments not recoverable	(9)	(67)	(131)
Expected recoveries of assessments, December 31	413	1,525	2,235

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

Because UPC issued a surplus note as defined by statutory accounting principles, as discussed in Note 12(a), we are subject to the authority of the Insurance Commissioner of the State of Florida with regard to our ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the state regulatory authority.

We have reported our insurance subsidiary’s assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

•	Statutory accounting requires that we exclude certain assets, called non-admitted assets, from the balance sheet.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

•	Statutory accounting requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.

•	Statutory accounting requires that we calculate deferred income taxes differently than we would under GAAP.

•
Statutory accounting requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.

•	Statutory accounting requires that surplus notes, also known as surplus debentures, be recorded in statutory surplus, while GAAP requires us to record surplus notes as a liability.

Our insurance subsidiary must file with the various state regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP.

The table below reconciles our consolidated GAAP net income to the statutory net income (loss) of UPC:

	Year Ended December 31,
	2010	2009	2008
Consolidated GAAP net income (loss)	(925)	4,057	33,419
Increase (decrease) due to:
Commissions	(11)	(225)	5
Deferred income taxes	247	667	438
Deferred policy acquisition costs	(310)	652	(681)
Allowance for doubtful accounts	(309)	64	145
Assessments	(1,110)	(884)	(2,652)
Premium	—	—	443
Prepaid expenses	(275)	3	(92)
Interest accrued on takeout bonus income	—	—	1,238
Other, net	—	—	517
Operations of non-statutory subsidiaries	(3,489)	(12,383)	(23,869)
Statutory net income (loss) of UPC	(6,182)	(8,049)	8,911

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of UPC:

	December 31,
	2010	2009
Consolidated GAAP stockholders’ equity	45,293	48,071
Increase (decrease) due to:
Deferred policy acquisition costs	(3,354)	(3,044)
Deferred income taxes	(471)	(809)
Investments	165	(1,457)
Non-admitted assets	(109)	(711)
Surplus debentures	18,235	19,706
Paid-in surplus	—	2,000
Provision for reinsurance	(696)	(663)
Equity of non-statutory subsidiaries	(12,978)	(16,862)
Commissions	1,868	1,879
Allowance for doubtful accounts	380	689
Assessments	463	1,573
Prepaid expenses	(364)	(89)
Other, net	63	62
Statutory surplus as regards policyholders of UPC	48,495	50,345

15. COMMITMENTS AND CONTINGENCIES

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

On August 5, 2010, Synovus Bank (Synovus), a Georgia banking corporation filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida against several defendants, including UIHC and UIH.  With respect to UIHC and UIH, the complaint: (1) sought to foreclose on a security interest in membership units of UIH owned by a UIH shareholder named as a defendant, including the proceeds thereof (the United Collateral), (2) sought a declaratory judgment requiring UIHC and UIH to deliver proceeds of the United Collateral to Synovus (including shares of UIHC and warrants to purchase shares of UIHC or the equivalent value thereof in cash, and a cash distribution), (3) alleged tortious interference with a contract between the UIH shareholder named as a defendant and Synovus relating to the United Collateral, (4) sought conversion of the United Collateral, and (5) alleged negligence in connection with the delivery of the United Collateral.  Synovus sought unspecified damages and other relief in connection with the foregoing.

On January 3, 2011, Synovus Bank voluntarily dismissed its case without prejudice against UIH and UIHC. We did not establish any reserves regarding this action because we were not able to predict the probable outcome of the action.

See Note 12 for information regarding commitments related to long-term debt, and Note 14 for commitments related to regulatory actions.

16. LEASES

We lease office space and office equipment under operating leases. In June 2008, we entered into a six-year operating lease agreement for office space for our corporate headquarters. The lease provides us with an option for two renewal periods of five

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

years each. The office equipment leases have various expiration dates. Lease expense amounted to $433, $433, and $241 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, our minimum future lease payments under non-cancellable operating leases are:

Amount
2011	$420
2012	405
2013	416
2014	285
2015	—

17. RELATED PARTY TRANSACTIONS

Prior to consummation of the merger on September 30, 2008, the owner of two independent insurance agencies that write our policies, Alpha Insurance Management and Comegys Insurance Corner, served on the Board of Directors (Board or BOD) of UIH. During 2008, we incurred board fees and agents’ commissions related to the aforementioned agencies totaling $616. We paid commissions to these agencies based upon standard industry rates. After September 30, 2008, the owner of the aforementioned insurance agencies no longer served as a director, but remains a common stockholder.

We place private reinsurance through BMS Group, Ltd., a broker that employs a person that served as a UIH director until the close of the merger. The reinsurers pay commissions to the broker determined in accordance with industry rates. After September 30, 2008, the aforementioned person no longer served as a director, but remains a common stockholder.

Effective October 8, 2003, we entered into an investment-management agreement with Synovus Trust Company, N.A.. The agreement remains in effect until terminated by either party. Synovus Financial Corporation, our largest shareholder, owns Synovus Trust, which provides discretionary investment management services for the investment accounts of our subsidiaries. Synovus owned 14.6% of our outstanding common stock at December 31, 2010, 2009 and 2008. During the years ended December 31, 2010, 2009 and 2008, our subsidiaries incurred combined fees under the agreement of $101, $109, and $104, respectively.

At December 31, 2009, we owed $4,327 to CB&T under a secured loan agreement executed in February 2007; we repaid the $4,327 in February 2010. Synovus owns CB&T. Under the loan agreement, we incurred interest of $19, $147, and $754 for the years ended December 31, 2010, 2009 and 2008, respectively. CB&T charged us standard industry rates.

In March 2008, we amended our letter agreement with Raymond James Financial, Inc., our investment banking advisor; the agreement that remained in effect until consummation of the merger. A person that served as a director of UIH prior to the merger, and who remains a common stockholder after the merger, works for Raymond James as a managing director. During 2008, we incurred fees of $1,646 under the agreement that were related to the merger; therefore, those fees were a portion of the amount by which we reduced equity for direct costs of the merger. We incurred no fees in 2007 under the agreement.

In March 2008, we forgave notes receivable from certain officers in the amount of $100, plus accrued interest of $15.

During the first quarter of 2008, UIH’s Chairman of the Board exercised an option for $63 to purchase 258 additional membership units of UIH. No further UIH equity purchase options exist.

Our Chairman of the Board is also a director of Prime Holdings. Prime Holdings issued us a note receivable in exchange for their common stock that we owned, as discussed in Note 6. During March 2009, we agreed to modify the note receivable from Prime Holdings by delaying the next payment date from May 1, 2009 to July 15, 2009; we received the $452 payment as scheduled on July 15, 2009. We received the final payment of $402 in May 2010.

Two of our directors are among the owners of FMGI, which purchased warrants from us in a private placement prior to our initial public offering. As part of the merger transaction, FMGI surrendered to us warrants to purchase 179,819 shares of our

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

common stock, as well as 179,819 of our common stock shares it owned. We gave no consideration in exchange for the surrendered shares, which we cancelled.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the merger notes we issued on September 29, 2008. At December 31, 2009, these notes totaled $7,674, net of $390 discount. As described in Note 12, we repaid the merger notes in full in May 2010. For the years ended December 31, 2010, 2009 and 2008, total interest incurred related to these notes was $308, $892 and $222, respectively, and total discount amortized related to these notes was $70, $185 and $43, respectively. We also recognized a loss on the extinguishment of $726.

FMGI made available to us a limited-recourse, revolving line of credit totaling $250. The revolving line of credit terminated upon the completion the merger.

18. EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2010, 2009 and 2008, our contributions to the plan on behalf of the participating employees were $87, $81, and $80, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Income, and we include accumulated other comprehensive income as a component of stockholders’ equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income (loss) at year end:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Balance at January 1, 2008	$1,192	$(448)	$744
Changes in net unrealized gain (loss) on investments	(2,465)	928	(1,537)
Reclassification adjustment for realized gains	(1,116)	419	(697)
Balance at December 31, 2008	(2,389)	899	(1,490)
Changes in net unrealized gain (loss) on investments	4,152	(1,580)	2,572
Reclassification adjustment for realized gains	(1,837)	699	(1,138)
Reclassification adjustment for recognized other-than-temporary impairments	1,878	(714)	1,164
Balance at December 31, 2009	1,804	(696)	1,108
Changes in net unrealized gain (loss) on investments	2,093	(807)	1,286
Reclassification adjustment for realized gains	(4,346)	1,676	(2,670)
Reclassification adjustment for recognized other-than-temporary impairments	97	(37)	60
Balance at December 31, 2010	$(352)	$136	$(216)

20. CAPITAL TRANSACTIONS

Our Articles of Incorporation authorize us to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as the BOD may determine from time to time. As of December 31, 2010, we had not issued any shares of preferred stock.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

During the first quarter of 2008, UIH’s Chairman of the Board exercised an option for $63 to purchase 258 additional membership units of UIH.

On September 29, 2008, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 20,000,000 to 50,000,000 with a $0.0001 par value per share.

See the section entitled Supplemental Cash Flows Information on our Consolidated Statements of Cash Flows regarding transactions relating to our capital stock that occurred in connection with the merger with UIH.

On March 25, 2009, the Compensation Committee of our Board voted to award 12,500 shares of our common stock each to our CEO and our then CFO as a bonus for services performed. We valued the 25,000 total shares at $3.00 per share, which was the closing price of UIHC common stock on March 25, 2009, when the shares were authorized. As a result, we recorded $75 of compensation expense during the year ended December 31, 2009. We do not have a formal stock compensation program as of December 31, 2010.

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

At December 31, 2010, we had 7,077,375 warrants outstanding to purchase shares of our common stock. The warrants have an exercise price of $6.00 and they expire on October 4, 2011.

21. DIVIDENDS AND DISTRIBUTIONS

We are a legal entity separate and distinct from our subsidiaries. As a holding company, we rely on cash received in the form of distributions, dividends and other permitted payments from our subsidiaries to meet our obligations. While there are no restrictions on distributions from UIHC, dividends from UPC have certain restrictions (see Note 14).

Prior to the merger, and in accordance with the UIH Members Agreement, UIH provided cash distributions to each of its members on an annual basis to allow each member to pay any federal income tax which may have been owed on the taxable income attributable to the person/entity as a member of UIH. During 2008, UIH paid tax distributions to its members totaling $16,225. Also during 2008, UIH declared and paid a $2,000 non-tax-related distribution to UIH members; the merger agreement specifically authorized the $2,000 distribution.

On May 6, 2009, our Board declared a $0.05 per share dividend. We paid the $528 dividend on June 15, 2009 to shareholders of record on May 31, 2009.

On August 13, 2009, our Board declared a $0.05 per share dividend. We paid the $529 dividend on September 15, 2009 to shareholders of record on August 31, 2009.

On November 11, 2009, our Board declared a $0.05 per share dividend. We paid the $529 dividend on December 15, 2009 to shareholders of record on November 30, 2009.

On March 25, 2010, our Board declared a $0.05 per share dividend. We paid the $529 dividend on April 15, 2010 to shareholders of record on March 31, 2010.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
$000, except share and per share amounts

See our Statements of Income and our Statements of Cash Flows for information regarding dividends declared and dividends paid, respectively.

22. SUBSEQUENT EVENTS

On March 8, 2011, we assumed 5,912 policies from Citizens, representing in-force premium totaling approximately $10,556. We will record approximately $5,000 of written premium assumed, as well as approximately $800 of assumed commissions incurred once we receive final data from Citizens at the end of March. The amount of written premium assumed and assumed commissions expense we record related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations; however, under current regulations, policyholders have more limited conditions under which they can opt-out when compared to previous assumption programs. As was the case with the assumptions we conducted under the 2008 assumption agreement with Citizens, this current assumption agreement does not allow for any bonuses related to policies assumed.

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in our financial statements. Beside those noted above, there are no additional matters which require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Dismissal of DeMeo, Young, McGrath; Appointment of McGladrey & Pullen, LLP
Effective April 20, 2009, the Audit Committee of our Board dismissed DeMeo, Young, McGrath as our independent registered public accounting firm.
As described below, the change in independent registered public accounting firms is not the result of any disagreement with DeMeo; their audit report dated March 23, 2009 (which was included in our Form 10-K/A for the year ended December 31, 2008, filed with the SEC on March 31, 2009) on our consolidated financial statements as of and for the years ended December 31, 2008 and December 31, 2007, did not contain an adverse opinion or a disclaimer opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
During the years ended December 31, 2008 and December 31, 2007 and through the date of DeMeo’s dismissal on April 20, 2009, we had no disagreements with them on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure that, if not resolved to their satisfaction, would have caused them to make reference to the subject matter thereof in connection with its report on our consolidated financial statements for either of such years. During the years ended December 31, 2008 and December 31, 2007, and through the date of DeMeo’s dismissal on April 20, 2009, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.
Effective April 27, 2009, the Audit Committee of our Board engaged McGladrey & Pullen, LLP as our independent registered public accounting firm beginning with our fiscal year ending December 31, 2009.
During the fiscal year ended December 31, 2008, and the subsequent interim period prior to the engagement of McGladrey, we did not consult with McGladrey regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

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

UNITED INSURANCE HOLDINGS CORP.

communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the criteria set forth in the Internal Control-Integrated Framework, our management believes that as of December 31, 2010, our internal control over our financial reporting is effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, our management made changes in our internal control over financial reporting to enhance the controls related to claims adjudication and payment.  Management made the enhancements in response to control deficiencies they identified during their testing of internal controls over financial reporting during the fourth quarter.  Other than the described remediations, there were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

CODE OF CONDUCT AND ETHICS

We have adopted a code of ethics (our Code of Conduct and Ethics) that applies to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer, in accordance with applicable federal securities laws. We have filed a copy of our Code of Conduct and Ethics with the SEC and it is listed as exhibit 14.1 to this Annual Report on Form 10-K. This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Conduct and Ethics will be provided without charge upon written request submitted to us via regular mail or via electronic mail to investorrelations@upcic.com. We intend to disclose any amendments to or waivers of provisions of our Code of Conduct and Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

UNITED INSURANCE HOLDINGS CORP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

UNITED INSURANCE HOLDINGS CORP.
Financial Statement Schedules
$000

SCHEDULE I. Summary of Investments

	December 31, 2010
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government, government agencies and authorities	$32,841	$32,895	$32,895
States, municipalities and political subdivisions	13,305	12,979	12,979
All other corporate bonds	4,029	4,047	4,047
Redeemable preferred stocks	809	762	762
Total fixed maturities	50,984	50,683	50,683
Common stocks:
Industrial, miscellaneous and all other	3,061	3,048	3,048
Nonredeemable preferred stocks	605	567	567
Total equity securities	3,666	3,615	3,615
Other long-term investments	300	300	300
Total investments	$54,950	$54,598	$54,598

UNITED INSURANCE HOLDINGS CORP.
Financial Statement Schedules
$000

SCHEDULE IV. Reinsurance

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2010	$155,875	86,475	2,762	$72,162	3.8%
2009	154,339	91,979	1,501	63,861	2.4%
2008	135,887	59,251	5,669	82,305	6.9%

UNITED INSURANCE HOLDINGS CORP.
Financial Statement Schedules
$000

SCHEDULE V. Valuation and Qualifying Accounts

	Uncollectible Premium Liability
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2010	$370	42	$(351)	$61
2009	305	83	(18)	370
2008	160	442	(297)	305

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (included as exhibit 3.1 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

3.2	Bylaws (included as exhibit 3.3 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

4.1	Specimen Unit Certificate (included as exhibit 4.1 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (included as exhibit 4.2 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

4.3	Specimen Warrant Certificate (included as exhibit 4.3 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

4.4
Warrant Agreement dated October 4, 2007 between Continental Stock Transfer & Trust Company and the Registrant (included as exhibit 4.1 to the Form 8K, filed October 12, 2007, and incorporated herein by reference).

4.5
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

10.2
Insurance Capital Build-up Incentive Program Surplus Note between United Property & Casualty Insurance Company and the State Board of Administration of Florida dated September 22, 2006 (included as exhibit 10.31 to the Form S-4/A (Registration No. 333-150327), filed June 13, 2008, and incorporated herein by reference).

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

10.6
Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Holdings, L.C., United Insurance Management, L.C., Skyway Claims Services, LLC, and United Property & Casualty Insurance Company, dated October 1, 2008 (included as exhibit 10.32 to the Form 10-K/A, filed March 31, 2009, and incorporated herein by reference).

10.7
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010 and including Addendum No. 1 (included as exhibit 10.1 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

10.8
Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2010 and including Addenda 1 and 2 (included as exhibit 10.1 to the Form 8-K filed on June 9, 2010, and incorporated herein by reference).

10.9
Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010 (included as exhibit 10.3 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

10.10
Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010 (included as exhibit 10.4 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

10.11
Form of Property Catastrophe Second Event Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010 (included as exhibit 10.5 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

10.12
Form of Property Catastrophe Third Event Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2010 (included as exhibit 10.6 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description
10.13
Assumption Agreement between Sunshine State Insurance Company and United Property & Casualty Insurance Company, effective July 1, 2010 (included as exhibit 10.7 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

Date:	March 17, 2011	By:	/s/ Donald J. Cronin
		Name:	Donald J. Cronin
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

/s/ Donald J. Cronin Donald J. Cronin	Chief Executive Officer, President and Director (principal executive officer)	March 17, 2011

/s/ Joseph R. Peiso Joseph R. Peiso	Chief Financial Officer (principal financial and accounting officer)	March 17, 2011

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board and Director	March 17, 2011

/s/ Gordon G. Pratt Gordon G. Pratt	Vice Chairman of the Board and Director	March 17, 2011

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Director	March 17, 2011

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 17, 2011

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 17, 2011

/s/ James R. Zuhlke James R. Zuhlke	Director	March 17, 2011