Form 10-Q
period 2011-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2011-05-11
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 11, 2011, 10,573,932 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts rounded to the nearest thousand, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $93,298 and $50,984, respectively)	$92,767	$50,683
Equity securities (adjusted cost of $3,569 and $3,666, respectively)	3,686	3,615
Other long-term investments	300	300
Total investments	96,753	54,598
Cash and cash equivalents	47,112	71,644
Accrued investment income	744	414
Premiums receivable, net of allowances for credit losses of $62 and $61, respectively	10,574	7,825
Reinsurance recoverable on paid and unpaid losses	27,818	27,304
Prepaid reinsurance premiums	18,287	38,307
Deferred policy acquisition costs	10,966	9,342
Other assets	7,388	4,187
Total Assets	$219,642	$213,621
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$47,039	$47,414
Unearned premiums	87,570	77,161
Reinsurance payable	604	14,982
Other liabilities	20,110	10,536
Notes payable	17,941	18,235
Total Liabilities	173,264	168,328
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2010 and 2009	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 issued and outstanding for 2010 and 2009	1	1
Additional paid-in capital	75	75
Accumulated other comprehensive income	(255)	(216)
Retained earnings	46,557	45,433
Total Stockholders' Equity	46,378	45,293
Total Liabilities and Stockholders' Equity	$219,642	$213,621
See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUE:
Gross premiums written	$50,775	$35,567
Decrease (increase) in gross unearned premiums	(10,409)	2,519
Gross premiums earned	40,366	38,086
Ceded premiums earned	(21,258)	(23,393)
Net premiums earned	19,108	14,693
Net investment income	534	1,048
Net realized losses	—	(14)
Other revenue	826	1,221
Total revenue	20,468	16,948
EXPENSES:
Losses and loss adjustment expenses	8,384	12,469
Policy acquisition costs	6,544	6,455
Operating expenses	3,660	2,955
Interest expense	154	1,091
Total expenses	18,742	22,970
Income (loss) before income taxes	1,726	(6,022)
Provision for (benefit from) income taxes	602	(2,323)
Net income (loss)	$1,124	$(3,699)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized holding gain on investments	(62)	1,112
Reclassification adjustment for net realized investment gains	—	14
Income tax expense related to items of other comprehensive income	23	(435)
Total comprehensive income (loss)	$1,085	$(3,008)

Weighted average shares outstanding
Basic and Diluted	10,573,932	10,573,932

Earnings (loss) per share
Basic and Diluted	$0.11	(0.35)

Dividends declared per share	$—	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$1,124	$(3,699)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293	253
Net realized investment (gains) losses	—	14
Amortization of discount on notes payable	—	112
Provision for uncollectible premiums	2	7
Deferred income taxes, net	(1,722)	(1,566)
Changes in operating assets and liabilities:
Accrued investment income	(330)	94
Premiums receivable	(2,751)	(530)
Reinsurance recoverable on paid and unpaid losses	(514)	(4,658)
Prepaid reinsurance premiums	20,020	21,868
Deferred policy acquisition costs, net	(1,624)	560
Other assets	(235)	(1,442)
Unpaid losses and loss adjustment expenses	(375)	4,540
Unearned premiums	10,409	(2,519)
Reinsurance payable	(14,378)	(12,853)
Other liabilities	5,131	5,899
Net cash provided by operating activities	15,050	6,080
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	3,097	13,496
Purchases of investments available for sale	(45,421)	—
Cost of property and equipment acquired	—	(57)
Cost of capitalized software acquired	(15)	—
Net cash provided by (used in) investing activities	(42,339)	13,439
FINANCING ACTIVITIES
Repayments of borrowings	(294)	(4,621)
Bank overdrafts	3,051	(2,813)
Net cash provided by (used in) financing activities	2,757	(7,434)
Increase (decrease) in cash	(24,532)	12,085
Cash and cash equivalents at beginning of period	71,644	27,086
Cash and cash equivalents at end of period	$47,112	$39,171

Supplemental Cash Flows Information
Cash Paid During The Period:
Interest	$165	$190

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

1)	ORGANIZATION AND BUSINESS

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
March 31, 2011

2)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Presentation and Consolidation

We prepared the accompanying Condensed Consolidated Balance Sheet as of December 31, 2010, which we derived from audited consolidated financial statements, and the unaudited condensed consolidated interim financial statements in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have condensed or omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

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

We reclassified certain amounts in the 2010 financial statements to conform to the 2011 presentation. These reclassifications had no impact on our results of operations or stockholders' equity as previously reported.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheet as of March 31, 2011, our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for all periods presented. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

b)	Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2010 Form 10-K.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2011 and December 31, 2010 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amounts of notes receivable and notes payable also approximate their fair values, as the interest rate on the note payable is variable and the note receivable, which we recorded at fair value using a discounted cash flow methodology, is due in three years.

3)	RECENTLY ADOPTED ACCOUNTING STANDARDS

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements, added new disclosures related to activity in investments that require Level 3 inputs to estimate their fair value. We adopted the additional disclosure required by ASU No. 2010-06 on January 1, 2011; however, since we do not generally maintain investments that require Level 3 inputs to estimate fair value, our adoption of this portion of ASU No. 2010-06 did not have a material effect on our consolidated financial statements.

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

4)	INVESTMENTS

The following table details the difference between cost or amortized cost and estimated fair value, by major investment category, at March 31, 2011, and December 31, 2010:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
U.S. government and agency securities	$42,922	$94	$149	$42,867
States, municipalities and political subdivisions	13,298	28	252	13,074
Corporate securities	36,269	63	284	36,048
Redeemable preferred stocks	809	—	31	778
Total fixed maturities	93,298	185	716	92,767
Common stocks	2,964	237	87	3,114
Nonredeemable preferred stocks	605	—	33	572
Total equity securities	3,569	237	120	3,686
Other long-term investments	300	—	—	300
Total investments	$97,167	$422	$836	$96,753

December 31, 2010
U.S. government and agency securities	$32,841	$119	$65	$32,895
States, municipalities and political subdivisions	13,305	10	336	12,979
Corporate securities	4,029	18	—	4,047
Redeemable preferred stocks	809	—	47	762
Total fixed maturities	50,984	147	448	50,683
Common stocks	3,061	47	60	3,048
Nonredeemable preferred stocks	605	—	38	567
Total equity securities	3,666	47	98	3,615
Other long-term investments	300	—	—	300
Total investments	$54,950	$194	$546	$54,598

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost, amortized cost or adjusted cost of the security sold. We determine the cost or amortized cost of the security sold using the specific-identification method. We had no realized gains or realized losses during the three months ended March 31, 2011. For the three months ended March 31, 2010, we incurred realized losses of $14, all related to fixed maturities having an aggregate fair value of $6,996 at the time we sold them.

The states in which we operate require us, by statute, to maintain deposits to secure the payment of claims. In Florida, we have assigned a twelve-month, automatically renewing certificate of deposit in the amount of $300 to the state regulatory authority to satisfy the Florida requirement. In South Carolina, we have assigned a U.S. Treasury Note with a book value of $1,005 and a fair value of $1,007 to the state regulatory authority to satisfy the requirement. We report the certificate of deposit in other long-term investments, while we report the U.S. Treasury Note in fixed maturities. To obtain the approval of our application to write policies in Massachusetts, we purchased a Massachusetts municipal bond with a par value of $1,000 and assigned a tranche with a $100 par value to the state regulatory authority during 2010. At March 31, 2011, the book value of the assigned tranche was $104 and the fair value was $99.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

The table below summarizes our fixed maturities at March 31, 2011, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2011
	Cost or Amortized Cost	Fair Value
Due in one year or less	$3,821	$3,796
Due after one year through five years	59,481	59,331
Due after five years through ten years	17,972	17,788
Due after ten years	12,024	11,852
Total	$93,298	$92,767

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2011	2010
Fixed maturities	$494	$963
Equity securities	36	48
Cash, cash equivalents and short-term investments	4	37
Net investment income	534	1,048
Investment expenses	(60)	(73)
Net investment income, less investment expenses	$474	$975

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
March 31, 2011
U.S. government and agency securities	18	$149	$21,616	—	$—	$—
States, municipalities and political subdivisions	10	252	8,981	—	—	—
Corporate securities	27	284	29,751	—	—	—
Redeemable preferred stocks	—	—	—	6	31	778
Total fixed maturities	55	685	60,348	6	31	778
Common stocks	11	46	397	4	41	501
Nonredeemable preferred stocks	—	—	—	4	33	572
Total equity securities	11	46	397	8	74	1,073
Total	66	$731	$60,745	14	$105	$1,851

December 31, 2010
U.S. government and agency securities	7	$65	$9,611	—	$—	$—
States, municipalities and political subdivisions	13	336	11,951	—	—	—
Corporate securities	—	—	—	—	—	—
Redeemable preferred stocks	—	—	—	6	47	763
Total fixed maturities	20	401	21,562	6	47	763
Common stocks	19	17	810	4	43	423
Nonredeemable preferred stocks	—	—	—	4	38	567
Total equity securities	19	17	810	8	81	990
Total	39	$418	$22,372	14	$128	$1,753
* This amount represents the actual number of discrete securities, not the number of shares of those securities. The number is not presented in thousands.

During the three-month periods ended March 31, 2011 and March 31, 2010, we did not record any other-than-temporary impairment (OTTI) charges. We have never recorded an OTTI charge on our debt-security investments.

During our first quarter 2011 evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis and have not suffered any credit rating reductions.  We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. All the issuers of the equity securities we own had promising near-term prospects that indicated we could recover our cost basis, and that we also have the ability and the intent to hold these securities until their value exceeds their cost.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

The following table presents the fair value measurements of our financial instruments by level at March 31, 2011:

March 31, 2011	Total	Level 1	Level 2	Level 3
U.S. government and agency securities	$42,867	$—	$42,867	$—
States, municipalities and political subdivisions	13,074	—	13,074	—
Corporate securities	36,048	—	36,048	—
Redeemable preferred stocks	778	778	—	—
Total fixed maturities	92,767	778	91,989	—
Common stocks	3,114	3,114	—	—
Nonredeemable preferred stocks	572	572	—	—
Total equity securities	3,686	3,686	—	—
Other long-term investments	300	300	—	—
Total investments	$96,753	$4,764	$91,989	$—

December 31, 2010
U.S. government and agency securities	$32,895	$—	$32,895	$—
States, municipalities and political subdivisions	12,979	—	12,979	—
Corporate securities	4,047	—	4,047	—
Redeemable preferred stocks	762	762	—	—
Total fixed maturities	50,683	762	49,921	—
Common stocks	3,048	3,048	—	—
Nonredeemable preferred stocks	567	567	—	—
Total equity securities	3,615	3,615	—	—
Other long-term investments	300	300	—	—
Total investments	$54,598	$4,677	$49,921	$—

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

5)	EARNINGS PER SHARE

We have 7,077,375 warrants outstanding and each warrant can be exercised for one share of common stock. For the three months ended March 31, 2011 and 2010, the warrants were anti-dilutive; therefore, we did not include the shares associated with the warrants when we calculated the diluted weighted-average shares outstanding.

During 2010 we had 350,000 unit purchase options outstanding; each unit consisted of a share of common stock and a warrant to purchase a share of common stock. On October 4, 2010, the unit purchase option expired.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

6)	REINSURANCE

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance contracts, we remain liable for the entire insured loss.

Our catastrophe reinsurance contracts provide us coverage against severe weather events. We entered into excess-of-loss contracts with a group of private reinsurers and with the Florida Hurricane Catastrophe Fund. The private contracts provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The contract with the FHCF only provides coverage against storms that the National Hurricane Center designates as a hurricane at landfall. We made no changes to the terms of our current reinsurance contracts as we disclosed those terms in our 2010 Form 10-K.

For the Garage program that we discontinued as of May 31, 2009, we entered into quota share reinsurance contracts for policy years prior to the 2009-2010 policy year, but we did not enter into any new quota share contracts after July 31, 2009. We recognized commission revenue on our previous quota share contracts totaling $30 for the three-month period ended March 31, 2010.

We write flood insurance under contract with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $81 and $234 for the three-month periods ended March 31, 2011 and 2010.

We amortize our prepaid reinsurance premiums over the annual contract period, and we record that amortization in Ceded Premiums Earned on our unaudited Condensed Consolidated Statements of Income. The table below summarizes the amounts of our ceded premiums written under the various types of contracts, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended March 31,
	2011	2010
Excess-of-loss	$953	$243
Quota share	(112)	9
Flood	(2,079)	(1,777)
Ceded premiums written	$(1,238)	$(1,525)
Increase (decrease) in ceded unearned premiums	(20,020)	(21,868)
Ceded premiums earned	(21,258)	(23,393)

During the three-month periods ended March 31, 2011, and 2010, we recognized recoveries totaling $1,172 and
$1,341, respectively, under our reinsurance agreements.

7)	POLICY ASSUMPTIONS

We are not a reinsurance entity; however, we occasionally supplement the natural growth of our book of business by assuming policies.

We conducted three policy assumptions under a 2008 assumption agreement with Citizens Property Insurance Corporation that terminated during the first quarter of 2010. For the three-month periods ended March 31, 2010, we recorded $(17) of written premium assumed and $23 of assumed commissions incurred on those policies.

On July 1, 2010, we assumed all of Sunshine State Insurance Company's in-force homeowners policies in South Carolina. Unlike the assumptions we made from Citizens, policyholders cannot "opt out" of our assumption from Sunshine State. For the

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

right to assume and renew their in-force homeowners policies in South Carolina, we agreed to pay Sunshine State $300, plus as much as an additional $700 depending upon the renewal rate of the policies we assumed. Based on an analysis of our historical renewal rates for similar policies, we initially recorded an intangible asset of $860, representing the amount we ultimately expected to pay Sunshine State for the renewal right. At March 31, 2011, we made no change to the $839 value of the intangible asset after our quarterly evaluation of renewal rates indicated that the actual renewal rate had not materially changed from what we estimated at the end of 2010. We determined that we will amortize the intangible asset over five years, representing the amount of time we expect the assumed policies to provide us a benefit. During the the three months ended March 31, 2011, we recorded amortization totaling $73.

On March 8, 2011, we assumed 5,912 policies from Citizens, representing in-force premium totaling approximately $10,556 under a new assumption agreement. We recorded approximately $6,002 of written premium assumed, as well as approximately $105 of assumed commissions incurred. The amount of written premium assumed and assumed commissions expense we record related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations; however, under current regulations, policyholders have more limited conditions under which they can opt-out when compared to previous assumption programs. As was the case with the assumptions we conducted under the 2008 assumption agreement with Citizens, this current assumption agreement does not allow for any bonuses related to policies assumed.

8)	LONG-TERM DEBT

Our long-term debt at March 31, 2011 consists of the note payable to the Florida State Board of Administration described in Note 12(a) in the Notes to Consolidated Financial Statements presented in our 2010 Form 10-K. As of March 31, 2011 and December 31, 2010, we owed $17,941 and $18,235, respectively, on the note, and the interest rate was 3.63% and 2.77%, respectively. All other terms and conditions of the note remain as described in our 2010 Form 10-K.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

b)	Other

Our note payable, as amended, requires us to meet certain covenants, the violation of which could cause an event of default. Among others, these covenants include maintaining statutory surplus in UPC equal to or greater than $50,000 less repayments of principal on the note and less payments of catastrophic losses, refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and maintaining a minimum writing ratio. We contributed $4,865 of capital to UPC during 2010. We were in compliance with the terms of the covenants at March 31, 2011.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

10)	RELATED PARTY TRANSACTIONS

Effective October 8, 2003, we entered into an investment-management agreement with Synovus Trust Company, NA. The agreement remains in effect until terminated by either party. Synovus Financial Corporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. Synovus owned 14.6% of our common stock outstanding at March 31, 2011. Our subsidiaries incurred combined fees under the agreement of $47 and $59 for the three-month periods ended March 31, 2011 and 2010, respectively.

In February 2010, we paid the remaining principal balance of $4,327 to Columbus Bank & Trust, a bank owned by Synovus. Under the loan agreement, we incurred interest of $19 for the three-month period ended March 31, 2010. CB&T charged us standard industry interest rates.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes were part of the note agreement we entered into on August 15, 2008, with various accredited investors. For the three-month period ended March 31, 2010, total interest incurred related to these notes was $222, and total discount amortized related to these notes was $49. We paid these notes in full on May 5, 2010.

Our Chairman of the Board is also a director of Prime Holdings Insurance Services, Inc. On May 4, 2010, we received the final payment of $402 on the note receivable from Prime.

Effective March 30, 2011, UPC purchased $2,250 of up to $3,000 aggregate principal amount of promissory notes offered by Hamilton Risk Management Co., a Florida corporation engaged in the business of providing automobile insurance in Florida through its wholly-owned subsidiaries.  The HRM notes bear interest at the rate of two percent per annum.  All outstanding principal of and interest on the HRM notes is due on March 30, 2014.  In consideration for its purchase of the HRM notes, UPC received a Class A limited partnership interest in Acadia Acquisition Partners, L.P., the parent company of Hamilton Risk Management.  After repayment of approximately $18,000 of indebtedness of Hamilton Risk Management, which includes the HRM notes, and distributions to partners for payment of taxes on profits of the partnership, the limited partners of Acadia Acquisition Partners may receive operating distributions from the partnership.   Our director, James R. Zuhlke, is acting as Executive Chairman of Hamilton Risk Management on an interim basis for which he will receive consulting fees.  Our director, Larry G. Swets, Jr. is one of two managers of the limited liability company that serves as general partner of Acadia Acquisition Partners.  Mr. Swets will not receive compensation for acting as a manager of the general partner absent the written consent of its sole member, Kingsway America Inc.  Mr. Swets serves as President, Chief Executive Officer and a director of Kingsway America Inc., a wholly owned subsidiary of Kingsway Financial Services, Inc.  Kingsway America Inc. owns a Class B limited partnership interest in Acadia Acquisition Partners and is the sole member of the general partner of Acadia Acquisition Partners. We bifurcated the cash consideration of $2,250 by allocating $1,948 to the note receivable based on its fair value (using a discounted cash flow model) and allocating the residual amount of $302 to our limited partnership interest. We will amortize the discount on the note using the effective interest method over the three-year life of the note.

11)	REGULATORY REQUIREMENTS AND RESTRICTIONS

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At March 31, 2011, UPC met all regulatory

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

requirements of the states in which it operates, and it did not incur any assessments during the three-month period ended March 31, 2011.

The National Association of Insurance Commissioners published risk-based capital standards for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida, have adopted the NAIC standards, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

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

Because UPC issued a surplus note as defined by statutory accounting principles , UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the state regulatory authority. We remitted principal payments totaling $294 during the three-month period ended March 31, 2011.

Our insurance subsidiary's assets, liabilities and results of operations have been reported in accordance with GAAP, which varies from statutory accounting prescribed or permitted by the NAIC, state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

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

•
Statutory accounting requires that certain investments be recorded at cost or amortized cost, while other investments are recorded at fair value; however, GAAP requires all investments to be reported at fair value.

•	Statutory accounting requires that surplus notes, also known as surplus debentures, be recorded in statutory surplus, while GAAP requires us to record surplus notes as a liability.

Our insurance subsidiary must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder's equity under GAAP. Surplus as regards policyholders was $48,196 and $48,495 at March 31, 2011 and December 31, 2010, respectively. Statutory net loss at our insurance subsidiary was $1,001 and $4,953 for the three months ended March 31, 2011 and 2010, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

The table below details the components of accumulated other comprehensive income at March 31, 2011:

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Balance at December 31, 2010	$(352)	$136	$(216)
Changes in net unrealized loss on investments	(62)	23	$(39)
Balance at March 31, 2011	(414)	159	(255)

13)	EQUITY TRANSACTIONS

On March 25, 2010, our Board of Directors declared a $0.05 per share dividend. We paid the $529 dividend on April 15, 2010 to shareholders of record on March 31, 2010.

14)	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. No matters require disclosure.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of March 31, 2011, and for the three-month period ended March 31, 2011 (Form 10-Q) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses and loss adjustment expenses (unpaid losses) on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and other accounting policies, losses and loss adjustment expenses (losses) and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for losses and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; our ability to maintain compliance with financial covenants in our debt agreements; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); and acts of war and terrorist activities. For additional information, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 17, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. We continuously evaluate these estimates and assumptions based on a variety of factors; therefore, actual results could be materially different than our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three-month period ended March 31, 2011, we reassessed our critical accounting policies and estimates as disclosed within our 2010 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

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

OUR BUSINESS

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

Though we have authorization to write a commercial line of business in Florida that includes auto and multi-peril coverage, we do not currently write such policies.

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

To reach a broad range of prospective policyholders, we use numerous agents to produce policies for us, and we also assume policies from Citizens Property Insurance Corporation. We refer to policies produced by our agents as direct policies or direct business. Direct policies and policies assumed from Sunshine State represent 81% of our homeowner policies in force at March 31, 2011, and we assumed the remaining 19% from Citizens under various assumption programs. At March 31, 2011, we had approximately 89,000 homeowner policyholders.

On January 6, 2011, the Massachusetts state regulatory authority approved UPC to write and service property and casualty lines in Massachusetts. We are currently making preparations to begin writing policies in Massachusetts during the fourth quarter of 2011.

The Florida state regulatory authority recently approved UPC's application for an average 15.9% rate increase that we expect to implement on Florida policies during the second quarter of 2011. Applying a rate increase to all policies that were in force on the date the increase became effective takes as long as a year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income. The rate increases we implemented in September 2009 and March 2010 have now been applied to all policies in force, but their effect will continue to impact earned premium into the first quarter of 2012.

On March 8, 2011, we assumed 5,912 policies from Citizens, representing in-force premium totaling approximately $10,556 under a new assumption agreement. We recorded approximately $6,002 of written premium assumed, as well as approximately $105 of assumed commissions incurred. As was the case with the assumptions we conducted under the 2008 assumption agreement with Citizens, this current assumption agreement does not allow for any bonuses related to policies assumed.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2010 Form 10-K.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION FOR MARCH 31, 2011 AND DECEMBER 31, 2010

Total Investments

We classify all of our investments as available-for-sale. Our investments at March 31, 2011 and at December 31, 2010 consist mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Most of the corporate bonds we hold were issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. At March 31, 2011, approximately 98% of our fixed maturities are U.S. Treasuries or corporate bonds rated “A” or better and 2% are corporate bonds rated “BBB”. Our equity holdings reflect a similar diversification, as most of our holdings were issued by companies in the energy, healthcare, industrial, utilities, consumer products and technology sectors.

At March 31, 2011, our investment portfolio reflected $414 of net unrealized losses compared to $352 of net unrealized losses at December 31, 2010. See Note 4 for more detailed information regarding the composition of our unrealized gains and unrealized losses. We evaluated all securities in an unrealized loss position using the criteria discussed in Note 3(b) in the Notes to Consolidated Financial Statements in our 2010 Form 10-K and we determined that none were other-than-temporarily impaired at March 31, 2011.

As required by various state regulatory authorities, we have placed securities on deposit with those regulatory authorities to secure the payment of our claims. We placed a $300 certificate of deposit, which automatically renews every twelve months and which we recorded in our other long-term investments at March 31, 2011 and December 31, 2010, on deposit with the Florida state regulatory authority. We placed a $1,007 fixed maturity and a $99 fixed maturity on deposit with the South Carolina and the Massachusetts state regulatory authorities, respectively, and we recorded these securities in our fixed maturities at March 31, 2011 and December 31, 2010.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2011 COMPARED TO QUARTER ENDED MARCH 31, 2010

Gross Premiums Written

Gross premiums written increased $15,208 primarily for two reasons. We wrote 7,723 new policies in the first quarter of 2011 versus 2,529 new policies during the same period of 2010; the additional policies resulted in $8,828 of the total variance in gross premiums written. We also assumed 5,912 policies from Citizens, with assumed premium written of $6,002, while we did not assume policies in the first quarter of 2010.

Gross Premiums Earned

Our gross premiums earned increased because we wrote more policies in the fourth quarter of 2010 and first quarter of 2011 than we did in the comparable periods in the prior years.

Ceded Premiums Earned

Ceded premiums earned decreased during the first quarter of 2011 because our adjusted reinsurance premiums decreased from $85,362 on our 2009-2010 excess-of-loss reinsurance contracts to $80,707 premium on our 2010-2011 excess-of-loss reinsurance contracts. In addition, we recorded a $762 increase in reinsurance premium on prior-year contracts during the first quarter of 2010, but we did not make any adjustments during the first quarter of 2011.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $4,085 because we experienced fewer water-related claims and large fires than in the same period last year. We also settled and paid a number of claims for amounts totaling $1,164 less than we had reserved for those claims at December 31, 2010. The positive trends were partially offset by $653 in losses resulting from a severe storm at the end of March 2011.

UNITED INSURANCE HOLDINGS CORP.

Operating expenses

Operating expenses increased $705 because we incurred a $186 increase in personnel costs, a $342 increase in underwriting costs related to the increased writings in the first quarter of the year and a $179 increase in actuarial costs related to our 2010 annual reserve review.

Interest Expense

Interest expense decreased $937 because we retired our $4,327 Columbus Bank and Trust note in February 2010 and we retired our $18,280 merger-related notes in May 2010. The merger-related notes were due to mature on September 29, 2011.

Provision (Benefit) for Income Tax

We recorded a provision of $602 for the three-month period ended March 31, 2011 compared to a benefit of $2,323 for the three-month period ended March 31, 2010. The first quarter's provision increased because our income before income taxes increased.

Our effective rate for the quarter decreased to 34.9% from 38.6% for the same period last year because we are currently in a deferred tax asset position which has the beneficial effect of reducing our current tax expense and our effective tax rate. We expect our deferred tax assets to be taxed next year at a 35% rate when the temporary differences reverse. In addition, our effective tax rate is lower because our insurance subsidiary's income from its South Carolina business is not subject to state income tax.

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

During the first quarter of 2011, our operations generated cash of $15,050, or approximately 148% more than during the same period in 2010. The change in cash generated by our operating activities resulted primarily because we collected $5,413 more in premiums from our policyholders and paid $3,606 less in losses to our policyholders during the first quarter of 2011 than during the first quarter of 2010.

In January 2011, we paid the final installment of $14,398 on our 2010-2011 reinsurance contracts.

During the first quarter of 2011, our investing activities used $42,339 of cash. In the first quarter of 2010, we were selling investments, whereas in the first quarter of the current year, we continued to reinvest the excess cash generated by the sales of securities late in 2010.

During the first quarter of 2011, our financing activities provided $2,757 of cash because our bank overdrafts increased $3,051 while we only made debt payments totaling $294. In the same period of the prior year, our financing activities used $7,434 because we retired a debt totaling $4,327 and because we decreased our bank overdrafts by $2,813.

The note payable to Florida's State Board of Administration requires UPC to maintain statutory surplus equal to or greater than $50,000 less repayments of principal on the SBA note and less payments of catastrophic losses. We monitor the surplus as to policyholders at UPC each quarter and, for various reasons, we occasionally provide additional capital to UPC. We currently

UNITED INSURANCE HOLDINGS CORP.

do not foresee a need for any material contributions of capital to UPC; however, any future contributions of capital will depend on circumstances at the time.

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

Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the state regulatory authority. At March 31, 2011, we were in compliance with the covenants of the SBA note.

In accordance with Florida law, UPC may pay dividends or make distributions out of that part of statutory surplus derived from its net operating profit and its net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the state regulatory authority and the amount of dividends or distributions that would require prior approval of the regulatory authority. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause surplus as to policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as to policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State regulatory authorities could require us to cease operations in the event we fail to maintain the statutory capital required. At March 31, 2011, UPC's surplus as to policyholders exceeded minimum risk-based capital requirements.

We record our financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by state regulatory authorities. To retain our certificate of authority, Florida law requires UPC to maintain surplus as to policyholders equal to the greater of 10% of our total liabilities or $4,000. At March 31, 2011, UPC’s surplus as to policyholders was $48,196, exceeding the minimum requirements. Florida law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at March 31, 2011.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2011, we have no off-balance sheet arrangements.

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

During the fiscal quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

No material changes have occurred in the risk factors that we disclosed in our 2010 Form 10-K as filed with the SEC on March 17, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the first quarter of 2011, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the state regulatory authority if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At March 31, 2011, we were in compliance with these requirements.

Repurchases. During the first quarter of 2011, we did not repurchase equity securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Reserved.

UNITED INSURANCE HOLDINGS CORP.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

10.1	Promissory Note dated March 30, 2011 issued by HRM Acquisition Corp. to United Property and Casualty Insurance Company

10.2	Note Purchase Agreement dated March 30, 2011 between HRM Acquisition Corp. and United Property and Casualty Insurance Company

10.3
Agreement of Limited Partnership dated March 30, 2011 between Acadia GP, LLC (in its capacity as a general partner of Acadia Acquisition Partners, L.P.) and limited partners (including United Property and Casualty Insurance Company)

10.4	PR-M Non-Bonus Assumption Agreement dated March 3, 2011 between Citizens Property Insurance Corporation and United Property and Casualty Insurance Company

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	May 11, 2011	By:	/s/ Donald J. Cronin
Donald J. Cronin
President & Chief Executive Officer
(principal executive officer and duly authorized officer)

Date:	May 11, 2011	By:	/s/ Joseph R. Peiso
Joseph R. Peiso
Chief Financial Officer
(principal financial officer)