Form 10-Q
period 2011-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2011-08-15
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Commission File Number 000-52833
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
 _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 15, 2011, 10,361,849 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts rounded to the nearest thousand, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $127,079 and $50,984, respectively)	$127,450	$50,683
Equity securities (adjusted cost of $3,579 and $3,666, respectively)	3,773	3,615
Other long-term investments	300	300
Total investments	131,523	54,598
Cash and cash equivalents	46,960	71,644
Accrued investment income	929	414
Premiums receivable, net of allowances for credit losses of $64 and $61, respectively	14,845	7,825
Reinsurance recoverable on paid and unpaid losses	19,928	27,304
Prepaid reinsurance premiums	84,230	38,307
Deferred policy acquisition costs	13,632	9,342
Other assets	8,241	4,187
Total Assets	$320,288	$213,621
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$44,057	$47,414
Unearned premiums	108,607	77,161
Reinsurance payable	86,043	14,982
Other liabilities	17,296	10,536
Notes payable	17,647	18,235
Total Liabilities	273,650	168,328
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2011 and 2010	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 issued for 2011 and 2010, respectively; 10,361,849 and 10,573,932 outstanding for 2011 and 2010, respectively	1	1
Additional paid-in capital	75	75
Treasury shares, at cost; 212,083 and 0 shares, respectively	(431)	—
Accumulated other comprehensive income	347	(216)
Retained earnings	46,646	45,433
Total Stockholders' Equity	46,638	45,293
Total Liabilities and Stockholders' Equity	$320,288	$213,621
See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Gross premiums written	$65,296	$55,675	$116,071	$91,242
Decrease (increase) in gross unearned premiums	(21,037)	(17,431)	(31,446)	(14,912)
Gross premiums earned	44,259	38,244	84,625	76,330
Ceded premiums earned	(21,960)	(21,944)	(43,218)	(45,337)
Net premiums earned	22,299	16,300	41,407	30,993
Net investment income	700	968	1,234	2,016
Net realized gains	112	42	112	28
Other revenue	884	2,059	1,710	3,280
Total revenue	23,995	19,369	44,463	36,317
EXPENSES:
Losses and loss adjustment expenses	12,601	8,546	20,985	21,015
Policy acquisition costs	7,181	6,161	13,725	12,616
Operating expenses	3,557	3,149	7,217	6,104
Interest expense	157	391	311	1,482
Total expenses	23,496	18,247	42,238	41,217
Income (loss) before other expenses	499	1,122	2,225	(4,900)
Other expenses	279	726	279	726
Income (loss) before income taxes	220	396	1,946	(5,626)
Provision for (benefit from) income taxes	131	201	733	(2,122)
Net income (loss)	$89	$195	$1,213	$(3,504)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gain on investments	1,091	684	1,029	1,796
Reclassification adjustment for net realized investment gains	(112)	(42)	(112)	(28)
Income tax expense related to items of other comprehensive income	(377)	(247)	(354)	(682)
Total comprehensive income (loss)	$691	$590	$1,776	$(2,418)

Weighted average shares outstanding
Basic and Diluted	10,473,717	10,573,932	10,523,548	10,573,932

Earnings (loss) per share
Basic and Diluted	$0.01	$0.02	$0.12	$(0.33)

Dividends declared per share	$—	$—	$—	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$1,213	$(3,504)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	601	485
Net realized gains	(112)	(28)
Amortization of discount on notes payable	—	159
Loss on extinguishment of debt	—	726
Provision for uncollectible premiums	8	11
Deferred income taxes, net	(684)	(260)
Changes in operating assets and liabilities:
Accrued investment income	(515)	30
Premiums receivable	(7,028)	(4,110)
Reinsurance recoverable on paid and unpaid losses	7,376	(2,067)
Prepaid reinsurance premiums	(45,923)	(41,823)
Deferred policy acquisition costs, net	(4,290)	(1,605)
Other assets	(4,077)	(2,229)
Unpaid losses and loss adjustment expenses	(3,357)	3,463
Unearned premiums	31,446	14,912
Reinsurance payable	71,061	56,635
Other liabilities	3,856	3,084
Net cash provided by operating activities	49,575	23,879
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	21,271	46,198
Purchases of investments available for sale	(97,400)	(47,681)
Cost of property and equipment acquired	—	(72)
Cost of capitalized software acquired	(15)	(192)
Net cash used in investing activities	(76,144)	(1,747)
FINANCING ACTIVITIES
Repayments of borrowings	(588)	(23,489)
Repurchases of common stock	(431)	—
Dividends	—	(529)
Bank overdrafts	2,904	(2,813)
Net cash provided by (used in) financing activities	1,885	(26,831)
Decrease in cash	(24,684)	(4,699)
Cash and cash equivalents at beginning of period	71,644	27,086
Cash and cash equivalents at end of period	$46,960	$22,387

Supplemental Cash Flows Information
Cash paid during the period:
Interest	$322	$1,846
Income taxes	$1,580	$—

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

1)	ORGANIZATION, CONSOLIDATION AND PRESENTATION

a)Business

We incorporated as a blank-check company in May 2007 under Delaware law, and became a publicly-traded company in October 2007. In September 2008, we acquired an insurance holding company and its subsidiaries, and changed our name to United Insurance Holdings Corp. (UIHC).

Through our wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida and South Carolina. We incorporated three of our subsidiaries under Florida law, including United Property and Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. In April 2011, we formed a fourth subsidiary, UPC Re. Operating as a reinsurer under the laws of the Cayman Islands, UPC Re provides reinsurance protection to UPC.

We conduct our operations under one business segment.

We believe our holding company structure provides us flexibility to expand our products and services in the future. In January 2011, the state regulatory authority in Massachusetts authorized UPC to write in that state, and UPC has license applications pending in three additional states.

b)Consolidation and Presentation

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

We prepared the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011, which we derived from audited consolidated financial statements as of December 31, 2010, and the unaudited condensed consolidated interim financial statements in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have condensed or omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

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

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheet as of June 30, 2011, our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Cash Flows for all periods presented. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

2)	SIGNIFICANT ACCOUNTING POLICIES

We have made no material changes to our significant accounting policies as reported in our 2010 Form 10-K.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2011 and December 31, 2010 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amounts of notes receivable and notes payable also approximate their fair values as the interest rate on the note payable is variable and the note receivable, which we originally recorded at fair value using a discounted cash flow methodology, is due in three years.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in ASU No. 2011-05 give entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU No. 2011-05 become effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Since we already present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement as specified by the amendments, our adoption of ASU No. 2011-05 will not have a material effect on our consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

4)	INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2011, and December 31, 2010:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. government and agency securities	$62,848	$129	$79	$62,898
States, municipalities and political subdivisions	14,302	198	88	14,412
Corporate securities	49,120	352	119	49,353
Redeemable preferred stocks	809	—	22	787
Total fixed maturities	127,079	679	308	127,450
Common stocks	2,974	280	57	3,197
Nonredeemable preferred stocks	605	—	29	576
Total equity securities	3,579	280	86	3,773
Other long-term investments	300	—	—	300
Total investments	$130,958	$959	$394	$131,523

December 31, 2010
U.S. government and agency securities	$32,841	$119	$65	$32,895
States, municipalities and political subdivisions	13,305	10	336	12,979
Corporate securities	4,029	18	—	4,047
Redeemable preferred stocks	809	—	47	762
Total fixed maturities	50,984	147	448	50,683
Common stocks	3,061	47	60	3,048
Nonredeemable preferred stocks	605	—	38	567
Total equity securities	3,666	47	98	3,615
Other long-term investments	300	—	—	300
Total investments	$54,950	$194	$546	$54,598

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the three- and six-month periods ended June 30, 2011 and 2010:

	2011		2010
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$110	$12,046	$4	$14,972
Equity securities	10	65	45	778
Total realized gains	120	12,111	49	15,750
Fixed maturities	(8)	2,990	(7)	8,472
Equity securities	—	—	—	—
Total realized losses	(8)	2,990	(7)	8,472
Net realized investment gains	$112	$15,101	$42	$24,222

Six Months Ended June 30,
Fixed maturities	$110	$12,046	$4	$14,972
Equity securities	10	65	45	778
Total realized gains	120	12,111	49	15,750
Fixed maturities	(8)	2,990	(21)	15,468
Equity securities	—	96	—	—
Total realized losses	(8)	3,086	(21)	15,468
Net realized investment gains	$112	$15,197	$28	$31,218

The states in which we operate require us, by statute, to maintain deposits to secure the payment of claims. In Florida, we have assigned a twelve-month, automatically renewing certificate of deposit in the amount of $300 to the state regulatory authority to satisfy the Florida requirement. In South Carolina, we have assigned a U.S. Treasury Note with a book value of $1,004 and a fair value of $1,007 to the state regulatory authority to satisfy the requirement. We report the certificate of deposit in other long-term investments, while we report the U.S. Treasury Note in fixed maturities. To obtain the approval of our application to write policies in Massachusetts, we purchased a Massachusetts municipal bond with a par value of $1,000 and assigned a tranche with a $100 par value to the state regulatory authority during 2010. At June 30, 2011, the book value of the assigned tranche was $104 and the fair value was $102.

The table below summarizes our fixed maturities at June 30, 2011, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2011
	Cost or Amortized Cost	Fair Value
Due in one year or less	$44,873	$44,830
Due after one year through five years	38,368	38,621
Due after five years through ten years	30,785	30,917
Due after ten years	13,053	13,082
Total	$127,079	$127,450

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturities	$608	$905	$1,102	$1,868
Equity securities	40	44	76	92
Cash, cash equivalents and short-term investments	52	19	56	56
Net investment income	$700	$968	$1,234	$2,016
Investment expenses	(32)	(27)	(92)	(100)
Net investment income, less investment expenses	$668	$941	$1,142	$1,916

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. government and agency securities	5	$79	$21,584	—	$—	$—
States, municipalities and political subdivisions	2	48	1,978	3	40	2,880
Corporate securities	13	119	14,602	—	—	—
Redeemable preferred stocks	—	—	—	6	22	787
Total fixed maturities	20	246	38,164	9	62	3,667
Common stocks	6	9	118	2	48	191
Nonredeemable preferred stocks	—	—	—	4	29	576
Total equity securities	6	9	118	6	77	767
Total	26	$255	$38,282	15	$139	$4,434

December 31, 2010
U.S. government and agency securities	7	$65	$9,611	—	$—	$—
States, municipalities and political subdivisions	13	336	11,951	—	—	—
Corporate securities	—	—	—	—	—	—
Redeemable preferred stocks	—	—	—	6	47	763
Total fixed maturities	20	401	21,562	6	47	763
Common stocks	19	17	810	4	43	423
Nonredeemable preferred stocks	—	—	—	4	38	567
Total equity securities	19	17	810	8	81	990
Total	39	$418	$22,372	14	$128	$1,753
* This amount represents the actual number of discrete securities, not the number of shares of those securities. The number is not presented in thousands.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

During the three- and six-month periods ended June 30, 2011 and 2010, respectively, we did not incur any other-than-temporary impairment (OTTI) charges. We have never recorded an OTTI charge on our debt-security investments.

During our second quarter 2011 evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis and have not suffered any credit rating reductions.  We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. All the issuers of the equity securities we own had near-term prospects that indicated we could recover our cost basis, and that we also have the ability and the intent to hold these securities until their value equals or exceeds their cost.

The following table presents the fair value measurements of our financial instruments by level at June 30, 2011:

June 30, 2011	Total	Level 1	Level 2		Level 3
U.S. government and agency securities	$62,898	$33,958	$28,940		$—
States, municipalities and political subdivisions	14,412	—	14,412		—
Corporate securities	49,353	—	49,353		—
Redeemable preferred stocks	787	787	—		—
Total fixed maturities	127,450	34,745	92,705		—
Common stocks	3,197	3,197	—		—
Nonredeemable preferred stocks	576	576	—		—
Total equity securities	3,773	3,773	—		—
Other long-term investments	300	300	—		—
Total investments	$131,523	$38,818	$92,705		$—

December 31, 2010
U.S. government and agency securities	$32,895	$—	$32,895		$—
States, municipalities and political subdivisions	12,979	—	12,979		—
Corporate securities	4,047	—	4,047		—
Redeemable preferred stocks	762	762	—	—	—
Total fixed maturities	50,683	762	49,921		—
Common stocks	3,048	3,048	—		—
Nonredeemable preferred stocks	567	567	—		—
Total equity securities	3,615	3,615	—		—
Other long-term investments	300	300	—		—
Total investments	$54,598	$4,677	$49,921		$—

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

5)	EARNINGS PER SHARE

We have 7,077,375 warrants outstanding; each warrant can be exercised for one share of common stock. For the three- and six-month periods ended June 30, 2011 and 2010, the warrants were anti-dilutive.

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

Our catastrophe reinsurance agreements provide us coverage against severe weather events. We entered into excess-of-loss agreements with several private reinsurers and with the Florida Hurricane Catastrophe Fund. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The agreement with the FHCF only provides coverage against storms that the National Hurricane Center designates as a hurricane at landfall.

For the policy year beginning June 1, 2011, we have a private catastrophe reinsurance agreement structured into layers. The coverage provided by one layer picks up, or “attaches”, at the point where coverage under the previous layer ends. Our agreement with the FHCF divides our coverage into three layers: the Limited-Apportionment Company layer, the Mandatory layer and the Temporary-Increase-in-Coverage-Limit layer.

For a single hurricane catastrophe, we have chosen to pay, or “retain”, the first $15,000 of catastrophe losses before our reinsurance contracts provide coverage. For a second catastrophe, we would also retain the first $15,000 of catastrophe losses. Our agreements will reimburse us as much as $500,400 for the first event.

For a single non-hurricane catastrophe, we would retain the first $25,000 of catastrophe losses. For a second non-hurricane catastrophe, we would also retain the first $25,000 of catastrophe losses. Our agreements will reimburse us as much as $129,000 for the first event.

With regard to all of our reinsurance agreements, we retain aggregate catastrophe losses, from all events, exceeding our reinsurance coverage.

Our agreement with the FHCF allows for one reinstatement of coverage provided by the LAC layer should losses resulting from one hurricane exhaust that coverage, while our agreement with the private reinsurers allows for one reinstatement of coverage on all the private layers should losses resulting from one or more severe weather events exhaust that coverage. The FHCF LAC layer provides for reinstatement of coverage at no additional premium; however, our private agreement requires us to pay 100% additional premium to reinstate the coverage it provides. To protect us in the event a reinstatement of coverage under our private agreement becomes necessary, we purchased a reinsurance premium protection policy. Our RPP policy reimburses us 100% of the amount of any reinstatement premium that we would have to pay to reinstate coverage on the first private layer and 70% on the second private layer. Our agreement with the FHCF does not provide for reinstatement of the coverage provided by the Mandatory or TICL layers.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

For the Garage program that we discontinued as of May 31, 2009, we entered into quota share reinsurance agreements for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share agreement after July 31, 2009. We recognized commission revenue on our previous quota share agreements totaling $883 for the three-month period ended June 30, 2010, and $913 for the six-month period ended June 30, 2010.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $112 and $86 for the three-month periods ended June 30, 2011 and 2010, respectively, and $193 and $320 for the six-month periods ended June 30, 2011 and 2010, respectively.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in Ceded Premiums Earned on our unaudited Condensed Consolidated Statements of Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Excess-of-loss	$(84,699)	$(83,188)	$(83,746)	$(82,945)
Quota share	(169)	(47)	(281)	(38)
Flood	(3,035)	(2,400)	(5,114)	(4,177)
Ceded premiums written	$(87,903)	$(85,635)	$(89,141)	$(87,160)
Increase in ceded unearned premiums	65,943	63,691	45,923	41,823
Ceded premiums earned	$(21,960)	$(21,944)	$(43,218)	$(45,337)

We realized recoveries under our reinsurance agreements totaling $5,407 and $8,017 for the three-month periods ended June 30, 2011 and 2010, respectively, and $6,579 and $9,358 for the six-month periods ended June 30, 2011 and 2010, respectively.

As of June 1, 2011, our 2005 contract with the FHCF was commuted; any catastrophe losses we incur (in excess of amounts we reported to the FHCF as of June 1, 2011) on events that occurred during the 2005 contract year that would otherwise have been covered by the FHCF contract prior to commutation will not be reimbursed by the FHCF. As a result of the commutation, we recorded a reinsurance receivable of $12,738 related to losses incurred from Hurricane Wilma, while we reduced reinsurance recoverable on unpaid losses related to Hurricane Wilma by $13,630, resulting in catastrophe losses incurred totaling $892. We will receive the $12,738 from the FHCF during the third quarter of 2011.

7)	POLICY ASSUMPTIONS

We are not a reinsurance entity; however, we occasionally supplement the natural growth of our book of business by assuming policies.

We conducted three policy assumptions under a 2008 assumption agreement with Citizens Property Insurance Corporation that terminated during the first quarter of 2010. For the six-month period ended June 30, 2010 we recorded $(17) of written premium assumed and $23 of assumed commissions incurred on those policies.

On July 1, 2010, we assumed all of Sunshine State Insurance Company's in-force homeowners policies in South Carolina. Unlike the assumptions we made from Citizens, policyholders cannot "opt out" of our assumption from Sunshine State. For the right to assume and renew their in-force homeowners policies in South Carolina, we agreed to pay Sunshine State $300, plus as much as an additional $700 depending upon the renewal rate of the policies we assumed. Based on an analysis of our historical renewal rates for similar policies, we initially recorded an intangible asset of $860, representing the amount we ultimately

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

expected to pay Sunshine State for the renewal right. At June 30, 2011, we decreased the value of the intangible asset to $848 after our evaluation of renewal rates indicated that the actual renewal rate that we experienced over the past year had decreased from what we originally estimated when we established the intangible asset. We determined that we will amortize the intangible asset over five years, representing the amount of time we expect the assumed policies to provide us a benefit. During the three- and six-month periods ended June 30, 2011, we recorded amortization on the intangible totaling $70 and $143, respectively.

On March 8, 2011, we assumed 5,912 policies from Citizens, representing in-force premium totaling approximately $10,556 under a new assumption agreement. For the three- and six month periods ended June 30, 2011, we recorded $(1,710) and $4,292 of written premium assumed, respectively, as well as $260 and $365 of assumed commissions incurred, respectively, on those policies. The amount of written premium assumed and assumed commissions expense we record related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations; however, under current regulations, policyholders have more limited conditions under which they can opt-out when compared to previous assumption programs. As was the case with the assumptions we conducted under the 2008 assumption agreement with Citizens, this current assumption agreement does not allow for any bonuses related to policies assumed.

8)	LONG-TERM DEBT

Our long-term debt at June 30, 2011 consists of the note payable to the Florida State Board of Administration described in Note 12(a) in the Notes to Consolidated Financial Statements presented in our 2010 Form 10-K. As of June 30, 2011 and December 31, 2010, we owe $17,647 and $18,235, respectively, on the note and the interest rate was 3.47% and 2.77%, respectively. All other terms and conditions of the note remain as described in our 2010 Form 10-K.

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

Our note payable, as amended, requires us to meet certain covenants, the violation of which could cause an event of default. Among others, these covenants include maintaining statutory surplus in UPC equal to or greater than $50,000 less repayments of principal on the note and catastrophic losses paid since the note incepted, refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and maintaining a minimum writing ratio. We contributed $3,800 of capital to UPC during the three- and six-month periods ended June 30, 2011, and $3,000 of capital during the six-month period ended June 30, 2010. We were in compliance with the terms of the covenants at June 30, 2011.

10)	RELATED PARTY TRANSACTIONS

We entered into an investment-management agreement, in effect until terminated by either party, with Synovus Trust. Synovus owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. Synovus owned 14.9% of our common stock outstanding at June 30, 2011. Our subsidiaries incurred combined fees under the agreement of $24 and $18 for the three-month periods ended June 30, 2011 and 2010, respectively, and $71 and $77 for the six-month periods ended June 30, 2011 and 2010, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

In February 2010, we paid the remaining principal balance of $4,327 to Columbus Bank & Trust, a bank owned by Synovus. Under the loan agreement, we incurred interest of $19 for the three-month period ended March 31, 2010. CB&T charged us standard industry interest rates.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors. For the three-month period ended ended June 30, 2010, total interest incurred related to these notes was $86 and total discount amortized related to these notes was $21. For the six-month period ended June 30, 2010, total interest incurred related to these notes was $308 and total discount amortized related to these notes was $70. We paid these 11% merger-related notes in full on May 5, 2010, recognizing a loss on extinguishment of $726.

Our Chairman of the Board is also a director of Prime Holdings Insurance Services, Inc. On May 4, 2010 we received the final payment of $402 on the note receivable from Prime.

Effective March 30, 2011, UPC purchased $2,250 of up to $3,000 aggregate principal amount of promissory notes offered by Hamilton Risk Management Co., a Florida corporation engaged in the business of providing automobile insurance in Florida through its wholly-owned subsidiaries.  The HRM notes bear interest at the rate of two percent per annum.  All outstanding principal of and interest on the HRM notes is due on March 30, 2014.  In consideration for its purchase of the HRM notes, UPC received a Class A limited partnership interest in Acadia Acquisition Partners, L.P., the parent company of Hamilton Risk Management. One of our directors is acting as Executive Chairman of Hamilton Risk Management on an interim basis and another of our directors is one of two managers of the limited liability company that serves as general partner of Acadia Acquisition Partners.  We bifurcated the cash consideration of $2,250 by allocating $1,948 to the note receivable based on its fair value (using a discounted cash flow model) and allocating the residual amount of $302 to our limited partnership interest. During the three- and six-month periods ended June 30, 2011, we recorded interest income of $11 and recorded $23 of amortization of the note discount using the effective interest method. During the three-month period ended June 30, 2011, we reduced the carrying amount of the limited partnership interest to $0 by recording a $302 charge to other expenses because our share of Acadia's losses for the quarter exceeded the carrying amount of the partnership interest.

11)	STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At June 30, 2011, UPC met all regulatory requirements of the states in which it operates, and it did not incur any assessments during the three- and six-month periods ended June 30, 2011.

The National Association of Insurance Commissioners published risk-based capital standards for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida, have adopted the NAIC standards, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the state insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. Statutory risk-based capital requirements may further restrict UPC's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

Because UPC issued a surplus note as defined by statutory accounting principles, UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the state insurance regulatory authority. We remitted principal payments totaling $588 during the six-month period ended June 30, 2011; principal payments commenced in October 2009.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

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

Our insurance subsidiary must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. Surplus as regards policyholders was $47,679 and $48,495 at June 30, 2011 and December 31, 2010, respectively. Statutory net income (loss) at our insurance subsidiary was $(3,813) and $1,015 for the three-month periods ended June 30, 2011 and 2010, respectively, and $(4,814) and $(3,938) for the six-month periods ended June 30, 2011 and 2010, respectively.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Condensed Consolidated Statements of Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at June 30, 2011:

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Balance at December 31, 2010	$(352)	$136	$(216)
Changes in net unrealized loss on investments	1,029	(397)	632
Reclassification adjustment for realized losses	(112)	43	(69)
Balance at June 30, 2011	$565	$(218)	$347

13)	EQUITY TRANSACTIONS

On March 25, 2010, our BOD declared a $0.05 per share dividend. We paid the $529 dividend on April 15, 2010 to shareholders of record on March 31, 2010.

On May 19, 2011, we purchased a total of 212,083 shares of our common stock at a per-share price of $2.00. Inclusive of fees and commissions, we paid a total of $431, or $2.03 per share.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

14)	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. No matters require disclosure.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of June 30, 2011, and for the three- and six-month periods ended June 30, 2011 (Form 10-Q) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses and loss adjustment expenses (unpaid losses) on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and other accounting policies, losses and loss adjustment expenses (losses) and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for losses and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; our ability to maintain compliance with financial covenants in our debt agreements; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); and acts of war and terrorist activities. For additional factors that could cause future results to differ materially from those provided herein, see the section entitled RISK FACTORS in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 17, 2011; also, see such risks, uncertainties and assumptions we may describe from time to time in our subsequent filings with the SEC.

We caution you not to place reliance on these forward-looking statements, which are valid only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise, except as required by law. In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP); which prescribes when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. We continuously evaluate these estimates and assumptions based on a variety of factors; therefore, actual results could be materially different than our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six-month period ended June 30, 2011, we reassessed our critical accounting policies and estimates as disclosed within our 2010 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

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

UNITED INSURANCE HOLDINGS CORP.

ASU No. 2010-26 become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Since we already record deferred acquisition costs as specified by the amendments, we do not expect that our adoption of ASU No. 2010-26 will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in ASU No. 2011-05 give entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU No. 2011-05 become effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Since we already present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement as specified by the amendments, our adoption of ASU No. 2011-05 will not have a material effect on our consolidated financial statements.

OUR BUSINESS

Through our wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida and South Carolina. We incorporated three of our subsidiaries under Florida law, including United Property and Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. In April 2011, we formed a fourth subsidiary, UPC Re. Operating as a reinsurer under the laws of the Cayman Islands, UPC Re provides reinsurance protection to UPC.

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

To reach a broad range of prospective policyholders, we use numerous agents to produce policies for us, and we also assume policies from Citizens Property Insurance Corporation and from other carriers. We refer to policies produced by our agents as direct policies or direct business. Direct policies and policies assumed from Sunshine State represent 83% of our homeowner in-force policies as of June 30, 2011, while the remaining 17% represents policies originally assumed from Citizens. At June 30, 2011, we had approximately 94,100 homeowner policyholders.

On January 6, 2011, the Massachusetts state regulatory authority approved UPC to write and service property and casualty lines in Massachusetts. We are currently making preparations to begin writing policies in Massachusetts during the fourth quarter of 2011, and we have applications currently pending in three additional states.

In May 2011, we implemented an average 15.9% rate increase on our Florida homeowners policies. Applying a rate increase to all policies that were in force on the date the increase became effective takes up to one year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income. The rate increases we implemented on Florida homeowners policies in September 2009 (average of 12.7%) and March 2010 (average 14%), and on dwelling policies in October 2009 (average of 15%) and April 2010 (average of 14.7%) of 2010 have now been applied to all policies in force, but their effect will continue to impact earned premium into the first quarter of 2012.

On March 8, 2011, we assumed 5,912 policies from Citizens, representing in-force premium totaling approximately $10,556 under a new assumption agreement. The amount of written premium assumed related to our policy assumptions from Citizens can be affected by policyholder “opt-outs”, policy endorsements and cancellations; therefore, we will likely record only a portion of the amount of in-force premium assumed as written premium in future periods. As of June 30, 2011, we have

UNITED INSURANCE HOLDINGS CORP.

recorded approximately $4,292 of written premium assumed, as well as approximately $365 of assumed commissions incurred. As was the case with the assumptions we conducted under the 2008 assumption agreement with Citizens, this current assumption agreement does not allow for any bonuses related to policies assumed.

As of June 1, 2011, our 2005 contract with the FHCF was commuted; any catastrophe losses we incur (in excess of amounts we reported to the FHCF as of June 1, 2011) on events that occurred during the 2005 contract year that would otherwise have been covered by the FHCF contract prior to commutation will not be reimbursed by the FHCF. As a result of the commutation, we recorded a reinsurance receivable of $12,738 related to losses incurred from Hurricane Wilma, while we reduced reinsurance recoverable on unpaid losses related to Hurricane Wilma by $13,630, resulting in catastrophe losses incurred totaling $892. We will receive the $12,738 from the FHCF during the third quarter of 2011.

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

ANALYSIS OF FINANCIAL CONDITION FOR JUNE 30, 2011 AND DECEMBER 31, 2010

Total Investments

We classify all of our investments as available-for-sale. Our investments at June 30, 2011 and at December 31, 2010 consisted mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Most of the corporate bonds we hold were issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. At June 30, 2011, approximately 87% of our fixed maturities are U.S. Treasuries or corporate bonds rated “A” or better, and 13% are corporate bonds rated “BBB”. Our equity holdings reflect a similar diversification, as most of our holdings were issued by companies in the energy, healthcare, industrial, utilities, consumer products and technology sectors.

At June 30, 2011, our investment portfolio reflected $565 of net unrealized gains compared to $352 of net unrealized losses at December 31, 2010. See Note 4 for more detailed information regarding the composition of our unrealized gains and unrealized losses. We evaluated all securities in an unrealized loss position using the criteria as discussed in Note 3(b) in the Notes to Consolidated Financial Statements in our 2010 Form 10-K and we determined that none were other-than-temporarily impaired at June 30, 2011.

As required by various state regulatory authorities, we have placed securities on deposit with those regulatory authorities to secure the payment of our claims. We placed a $300 certificate of deposit, which automatically renews every twelve months and which we recorded in our other long-term investments at June 30, 2011 and December 31, 2010, on deposit with the Florida state regulatory authority. We placed a $1,007 fixed maturity and a $102 fixed maturity on deposit with the South Carolina and Massachusetts state regulatory authorities, respectively, and we recorded these securities in our fixed maturities at June 30, 2011 and December 31, 2010.

Reinsurance Payable

Effective June 1, 2011, we entered into the following reinsurance agreements:

•	Property Catastrophe Excess of Loss Reinsurance Agreement (Private Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies, including UPC Re,

•	Florida Hurricane Catastrophe Fund Reimbursement Contract (FHCF Agreement) between United Property & Casualty Insurance Company and the State Board of Administration of Florida,

•	Reinstatement Premium Protection Reinsurance Agreement (RPP Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies, including UPC Re, and

UNITED INSURANCE HOLDINGS CORP.

•	Multi-Line Per Risk Excess of Loss Reinsurance Agreement (Per Risk Agreement) between United Property & Casualty Insurance Company and Various Reinsurance Companies.

Our catastrophe reinsurance agreements provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into the Private Agreement for a total premium of approximately $40,774, and we entered into the FHCF Agreement for a total premium of approximately $32,550; these amounts represent estimated premium per the agreements. The premium on our Private Agreement will be finalized at September 30, 2011, and the attachment point (the point at which FHCF becomes liable for losses), total coverage and premium related to our agreement with FHCF will be finalized in December 2011, as these amounts are subject to adjustment based on certain actual data regarding FHCF's capacity to pay claims. The Private Agreement provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The FHCF Agreement provides coverage only against storms that are designated as hurricanes by the National Hurricane Center. We entered into our RPP Agreement for a premium of $11,509, and our Per Risk Agreement for a premium of $870. See Note 6 for additional information regarding our reinsurance program.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

Gross Premiums Written

Gross premiums written increased $9,621 because we wrote approximately 3,200 more policies in Florida during the three-month period ended June 30, 2011; we also wrote approximately 1,800 policies in South Carolina during the same period, while we were not yet writing policies in South Carolina during the same period of last year. In addition to the increase in policies written, we also implemented an average 15.9% rate increase in Florida on May 1, 2011.

Gross Premiums Earned

Our gross premiums earned increased $6,015 due to the effects of the rate increases we implemented in March and April of 2010, as well as from the factors noted in the Gross Premiums Written explanation above.

Net Investment Income

Net investment income decreased $268 because we sold the majority of our high-yield corporate fixed maturities in December 2010 and we replaced those securities with US government and agency securities with lower yields. Those securities with lower yields remained in our portfolio until we began to find and purchase corporate securities with higher yields during May 2011.

Other Revenue

Other revenue decreased $1,175 because we recouped less assessments, and because we earned less ceding commission on our discontinued commercial line of business. We are currently recouping one assessment, and because most of that assessment was recouped during the prior year; less of the assessment was available to recoup during 2011. During the second quarter of 2010, we met certain contractual requirements that allowed us to record additional ceding commission related to our discontinued commercial line of business; we had no such revenue in 2011.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (LAE) increased $4,055 primarily due to an increase in writings and an  $892 increase in catastrophic losses from Hurricane Wilma which we recorded  as a result of commutation of the 2005 FHCF contract.  Notwithstanding this increase in our bulk reserves, we continue to see favorable development on prior period cases as well as improvement in our  current year non-catastrophe loss ratios as a result of the rate increases which have been implemented.

UNITED INSURANCE HOLDINGS CORP.

Policy Acquisition Costs

Since policy acquisition costs are directly related to, and vary with, earned premium, the $1,020 increase in policy acquisition costs resulted from the increase in gross earned premiums.

Operating Expenses

We experienced increases in personnel costs and actuarial services, as well as other individually insignificant changes in categories such as tax-related services and temporary employment services, which caused the $408 increase in operating expenses.

Interest Expense

Interest expense decreased $234 because we retired the $18,280 merger-related notes on May 5, 2010.

Other Expenses

The $447 decrease in other expenses resulted because we recorded a loss on extinguishment of debt totaling approximately $726 during the three-month period ended June 30, 2010, resulting from the retirement of the merger-related notes; we recorded no extinguishment during the three-month period ended June 30, 2011. The decrease in debt extinguishment was offset by our reduction of our $302 limited partnership interest in Acadia Acquisition Partners, L.P. to zero as a result of our share in Acadia's losses exceeding the carrying value of our limited partnership interest. See Note 10 in our Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Acadia transaction.

Provision (Benefit) for Income Tax

We recorded a provision of $131 on income before income taxes of $220 for the three-month period ended June 30, 2011, compared to a provision of $201 on income before income taxes of $396 for the three-month period ended June 30, 2010.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

Gross Premiums Written

Gross premiums written increased $24,829 because we wrote approximately 6,400 more policies in Florida during the six-month period ended June 30, 2011; we also wrote approximately 3,100 policies in South Carolina during the six-month period ended June 30, 2011, while we were not yet writing policies in South Carolina during the same period of the prior year. In addition to the increase in policies written, we also implemented average rate increases on Florida homeowners policies in March 2010 (average of 14%) and in May 2011 (15.9%), and on Florida dwelling policies in April 2010 (average of 14.7%).

Gross Premiums Earned

Our gross premiums earned increased $8,295 due to the effects of the rate increases we implemented in March and April of 2010, as well as from the factors noted in the Gross Premiums Written explanation above.

Net Investment Income

Net investment income decreased $782 because we sold the majority of our high-yield corporate fixed maturities in December 2010 and we replaced those securities with US government and agency securities with lower yields.

UNITED INSURANCE HOLDINGS CORP.

Other Revenue

Other revenue decreased $1,570 because we recouped less assessments and because we earned less ceding commission on our discontinued commercial line of business. We are currently recouping one assessment, and because most of that assessment was recouped during the prior year; less of the assessment was available to recoup during 2011. During 2010, we met certain contractual requirements that allowed us to record additional ceding commission related to our discontinued commercial line of business; we had no such revenue in the current year.

Losses and Loss Adjustment Expenses

Losses and LAE remained flat over the the six-month periods ended June 30th; however, losses and LAE for both years were impacted by different factors. During 2010, we experienced an increase in water-related claims caused by the abnormally cold winter in Florida and several large fire losses, while we did not incur as many large fire losses or water related losses in the current year. In 2011, we incurred catastrophic losses related to Hurricane Wilma totaling $892 as a result of the commutation of the 2005 FHCF contract and we incurred $653 of losses related to severe weather activity at the end of the first quarter. Offsetting these items, our loss ratio has improved from the prior year's loss ratio, therefore losses and LAE did not increase as much as they otherwise would have if the loss ratio had remained the same as in the same period of the prior year.  Based on the premium increases previously discussed, we expect continued improvement in our current accident year loss ratio as the year progresses.

Policy Acquisition Costs

Since policy acquisition costs are directly related to, and vary with, earned premium, the $1,109 increase in policy acquisition costs resulted from the increase in earned premiums.

Operating Expenses

We increased the number of policies on which we required underwriting reports, and we experienced increases in personnel costs and actuarial services. Individually insignificant changes in categories such as marketing, legal fees and home inspections also contributed to the increase of $1,113 in operating expenses.

Interest Expense

Interest expense decreased $1,171 because we retired the $18,280 merger-related notes on May 5, 2010.

Other Expenses

The $447 decrease in other expenses resulted because we recorded a loss on extinguishment of debt totaling approximately $726 during the six-month period ended June 30, 2010, resulting from the retirement of the merger-related notes; we recorded no extinguishment during the current year. The decrease in debt extinguishment was offset by our reduction of our $302 limited partnership interest in Acadia Acquisition Partners, L.P. to zero as a result of our share in Acadia's losses exceeding the carrying value of our limited partnership interest. See Note 10 in our Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Acadia transaction.

Provision (Benefit) for Income Tax

We recorded a provision of $733 on income before income taxes of $1,946 for the six-month period ended June 30, 2011 compared to a benefit of $2,122 on loss before income taxes of $(5,626) for the same period last year. Our effective tax rate for the six-month periods ended June 30, 2011 and 2010, was 37.7%.

UNITED INSURANCE HOLDINGS CORP.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income and the sale or maturity of invested assets. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments.

We do not conduct any business operations of our own; UPC, UIM, UPC Re and SCS conduct the business operations of the consolidated group. As a result, we rely on cash dividends or intercompany loans from UIM to pay our general and administrative expenses. State regulatory authorities in the states in which we operate heavily regulate UPC, including restricting any dividends paid by UPC and requiring approval of any management fee UPC pays to UIM for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may therefore pay us dividends from any positive net cash flows that they generate. UIM pays us dividends primarily using cash from the collection of management fees from UPC, pursuant to a management agreement in effect between those entities.

During the first six months of 2011, our operations generated cash of $49,575, compared to $23,879 during the same period in 2010. The increase in cash generated by our operating activities resulted primarily because, during the first six months of 2011, we collected $16,906 more in premiums from our policyholders, paid $5,424 less in losses to our policyholders, and paid $13,478 less to our reinsurers than during the first six months of 2010 because of a change in the reinsurance premium payment schedule. The increases in operating cash were offset by a decrease in reinsurance recovered of $2,779, as well as increases in various other operating expense payments.

In June 2011, we recorded a reinsurance premium payable of $85,703 related to our 2011-2012 reinsurance contracts. We paid our first reinsurance premium installments of $30,492 during the third quarter of 2011, and we will pay $38,824 during the fourth quarter of 2011 and $16,387 during the first four months of 2012.

Under our current reinsurance contracts, should a single hurricane occur, we retain the first $15,000 of losses and LAE, before our reinsurance agreements provide coverage. Should a single, non-hurricane catastrophic event occur, we retain the first $25,000 of losses, before our reinsurance agreements provide coverage. If catastrophe losses exceed our reinsurance coverage, we will be liable for the excess losses as well. We are dependent on the creditworthiness of our reinsurers and if they do not reimburse us for the claims they reinsure, we remain primarily liable for those claims. For additional information regarding our reinsurance coverage, please see Note 6 of our unaudited interim condensed consolidated financial statements included herein.

As noted earlier, we commuted our 2005 contract with the FHCF; therefore, any catastrophe losses we incur (in excess of amounts we reported to the FHCF as of June 1, 2011) on events that occurred during the 2005 contract year that would otherwise have been covered by the FHCF contract prior to commutation will not be reimbursed by the FHCF. We will receive the $12,738 related to the commutation during the third quarter of 2011.

During the first six months of 2011, our investing activities used $76,144 of cash because our purchases of securities totaled $76,129 more than our sales of securities, a result of our reinvestment of most of the proceeds from the securities we sold near the end of 2010.

During the first six months of 2011 our financing activities provided $1,885 of cash because our bank overdrafts increased by $2,904, we repaid debt totaling $588 and we repurchased some of our common stock for $431. In the same period of the prior year, our financing activities used 26,831 of cash because we retired our $18,280 merger-related notes and our $4,327 note payable to Columbus Bank & Trust, we reduced our bank overdrafts by $2,813 and we paid $529 of dividends.

During May 2011, we became a member of the Federal Home Loan Bank of Atlanta, which provides us access to credit facilities should we choose to make use of financing options. In the near term, we do not anticipate a need to access such credit facilities.

The note payable to Florida's State Board of Administration requires UPC to maintain statutory surplus equal to or greater than $50,000 less repayments of principal on the SBA note and less catastrophic losses paid since the note incepted. We monitor the surplus as to policyholders at UPC each quarter and, for various reasons, we occasionally provide additional capital to UPC. During the first six months of 2011 and 2010, we recorded $3,800 and $3,000 of capital contributions to UPC, respectively. We currently do not foresee a need for any material contributions of capital to UPC; however, any future contributions of capital will depend on circumstances at the time.

UNITED INSURANCE HOLDINGS CORP.

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

Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the state insurance regulatory authority. At June 30, 2011, we were in compliance with the covenants of the SBA note.

In accordance with Florida law, UPC may pay dividends or make distributions out of that part of statutory surplus derived from its net operating profit and its net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the state regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause surplus as to policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as to policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory capital required. At June 30, 2011, UPC's surplus as to policyholders exceeded minimum risk-based capital requirements.

We record our financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by state regulatory authorities. To retain our certificate of authority, Florida law requires UPC to maintain surplus as to policyholders equal to the greater of 10% of our total liabilities or $5,000. At June 30, 2011, UPC’s surplus as to policyholders was $47,679, exceeding the minimum requirements. Florida law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at June 30, 2011.

We repurchased 212,083 shares of our common stock in May of 2011 for $431, including fees and commissions, in an open-market transaction. While we have not adopted a formal stock repurchase plan at this time, we may determine to repurchase additional shares of our common stock from time to time as financial conditions permit. We consider several factors in determining whether to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt-to-total-capitalization targets and our expected future cash needs.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2011, we have no off-balance-sheet arrangements.

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

During the fiscal quarter ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the second quarter of 2011, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the state insurance regulatory authority if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At June 30, 2011, we were in compliance with these requirements.

Repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans/Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans/Programs
April 1 - April 30, 2011	—	—	—	—
May 1 - May 31, 2011	212,083	$2.00	—	—
June 1 - June 30, 2011	—	—	—	—

We repurchased the shares shown in the table above in an open-market transaction; we did not enter into the transaction pursuant to any publicly-announced plan. Inclusive of fees and commissions, we paid a total of $431, or $2.03 per share.

Item 3. Defaults upon Senior Securities

None.

UNITED INSURANCE HOLDINGS CORP.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2011

10.2
Form of Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2011 and including Addenda 1 and 2 (included as exhibit 10.1 to the Form 8-K filed on June 7, 2011, and incorporated herein by reference)

10.3	Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2011

10.4	Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2011

10.5	Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and UPC Re, effective June 1, 2011

10.6	Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and UPC Re, effective June 1, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

August 15, 2011	By:	/s/ Donald J. Cronin
Donald J. Cronin, President and Chief Executive Officer (principal executive officer and duly authorized officer)

August 15, 2011	By:	/s/ Joseph R. Peiso
Joseph R. Peiso, Chief Financial Officer (principal financial officer)