Form 10-Q
period 2011-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2011-11-09
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Commission File Number 000-52833
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 9, 2011, 10,361,849 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts rounded to the nearest thousand, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $128,995 and $50,984, respectively)	$132,070	$50,683
Equity securities (adjusted cost of $3,579 and $3,666, respectively)	3,510	3,615
Other long-term investments	300	300
Total investments	135,880	54,598
Cash and cash equivalents	49,703	71,644
Accrued investment income	904	414
Premiums receivable, net of allowances for credit losses of $72 and $61, respectively	12,010	7,825
Reinsurance recoverable on paid and unpaid losses	6,643	27,304
Prepaid reinsurance premiums	63,152	38,307
Deferred policy acquisition costs	13,088	9,342
Other assets	4,753	4,187
Total Assets	$286,133	$213,621
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$39,857	$47,414
Unearned premiums	105,746	77,161
Reinsurance payable	55,665	14,982
Other liabilities	15,724	10,536
Notes payable	17,353	18,235
Total Liabilities	234,345	168,328
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding for 2011 and 2010	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 issued for 2011 and 2010, respectively; 10,361,849 and 10,573,932 outstanding for 2011 and 2010, respectively	1	1
Additional paid-in capital	75	75
Treasury shares, at cost; 212,083 and 0 shares, respectively	(431)	—
Accumulated other comprehensive income	1,847	(216)
Retained earnings	50,296	45,433
Total Stockholders' Equity	51,788	45,293
Total Liabilities and Stockholders' Equity	$286,133	$213,621
See accompanying notes to unaudited consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Gross premiums written	$44,266	$36,017	$160,337	$127,259
Decrease (increase) in gross unearned premiums	2,861	3,440	(28,585)	(11,472)
Gross premiums earned	47,127	39,457	131,752	115,787
Ceded premiums earned	(23,267)	(21,592)	(66,485)	(66,929)
Net premiums earned	23,860	17,865	65,267	48,858
Net investment income	807	1,037	2,041	3,053
Net realized gains	—	206	112	234
Other revenue	826	891	2,536	4,171
Total revenue	25,493	19,999	69,956	56,316
EXPENSES:
Losses and loss adjustment expenses	8,414	11,451	29,399	32,466
Policy acquisition costs	7,568	6,185	21,293	18,801
Operating expenses	1,146	769	3,946	3,114
General and administrative expenses	2,368	1,910	6,785	5,669
Interest expense	142	155	453	1,637
Total expenses	19,638	20,470	61,876	61,687
Income (loss) before other (income) expenses	5,855	(471)	8,080	(5,371)
Other (income) expenses	(23)	—	256	726
Income (loss) before income taxes	5,878	(471)	7,824	(6,097)
Provision for (benefit from) income taxes	2,228	(155)	2,961	(2,277)
Net income (loss)	$3,650	$(316)	$4,863	$(3,820)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gain on investments	2,441	2,362	3,470	4,158
Reclassification adjustment for net realized investment gains	—	(206)	(112)	(234)
Income tax expense related to items of other comprehensive income	(941)	(831)	(1,295)	(1,513)
Total comprehensive income (loss)	$5,150	$1,009	$6,926	$(1,409)

Weighted average shares outstanding
Basic and Diluted	10,361,849	10,573,932	10,469,056	10,573,932

Earnings (loss) per share
Basic and Diluted	$0.35	$(0.03)	$0.46	$(0.36)

Dividends declared per share	$—	$—	$—	$0.05

See accompanying notes to unaudited consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$4,863	$(3,820)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	911	813
Net realized gains	(112)	(234)
Amortization of discount on notes payable	—	159
Loss on extinguishment of debt	—	726
Provision for uncollectible premiums	18	28
Deferred income taxes, net	(921)	(1,840)
Changes in operating assets and liabilities:
Accrued investment income	(490)	101
Premiums receivable	(4,203)	(960)
Reinsurance recoverable on paid and unpaid losses	20,661	(6,202)
Prepaid reinsurance premiums	(24,845)	(19,205)
Deferred policy acquisition costs, net	(3,746)	(1,186)
Other assets	(1,470)	(2,301)
Unpaid losses and loss adjustment expenses	(7,557)	3,842
Unearned premiums	28,585	11,472
Reinsurance payable	40,683	25,292
Other liabilities	2,377	2,081
Net cash provided by operating activities	54,754	8,766
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	24,285	88,732
Purchases of investments available for sale	(102,463)	(58,768)
Cost of property and equipment acquired	—	(73)
Cost of capitalized software acquired	(15)	(295)
Net cash provided by (used in) investing activities	(78,193)	29,596
FINANCING ACTIVITIES
Repayments of borrowings	(882)	(23,783)
Repurchases of common stock	(431)	—
Dividends	—	(529)
Bank overdrafts	2,811	(2,813)
Net cash provided by (used in) financing activities	1,498	(27,125)
Increase (decrease) in cash	(21,941)	11,237
Cash and cash equivalents at beginning of period	71,644	27,086
Cash and cash equivalents at end of period	$49,703	$38,323

Supplemental Cash Flows Information
Cash paid during the period:
Interest	$464	$2,001
Income taxes	$1,580	$—

See accompanying notes to unaudited consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

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

We believe our holding company structure provides us flexibility to expand our products and services in the future. In 2011, the insurance regulatory authorities in Massachusetts and Rhode Island authorized UPC to write in those states, and UPC has applied to insurance regulatory authorities in two additional states to write property and casualty lines.

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

We prepared the accompanying Consolidated Balance Sheet as of September 30, 2011, with the audited consolidated balance sheet amounts as of December 31, 2010 presented for comparative purposes, and the related unaudited consolidated Statements of Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

We reclassified certain amounts in the 2010 financial statements to conform to the 2011 presentation. These reclassifications had no impact on our results of operations, cash flows or stockholders' equity as previously reported.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Consolidated Balance Sheet as of September 30, 2011, our Consolidated Statements of Income and our Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

2)	SIGNIFICANT ACCOUNTING POLICIES

We have made no material changes to our significant accounting policies as reported in our 2010 Form 10-K.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2011 and December 31, 2010 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amounts of notes receivable and notes payable also approximate their fair values as the interest rate on the note payable is variable and the note receivable, which we recorded at fair value using a discounted cash flow methodology, is due in less than three years.

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
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

4)	INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2011, and December 31, 2010:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. government and agency securities	$59,804	$325	$16	$60,113
States, municipalities and political subdivisions	17,169	1,119	—	18,288
Corporate securities	51,213	1,917	205	52,925
Redeemable preferred stocks	809	—	65	744
Total fixed maturities	128,995	3,361	286	132,070
Common stocks	2,974	147	164	2,957
Nonredeemable preferred stocks	605	—	52	553
Total equity securities	3,579	147	216	3,510
Other long-term investments	300	—	—	300
Total investments	$132,874	$3,508	$502	$135,880

December 31, 2010
U.S. government and agency securities	$32,841	$119	$65	$32,895
States, municipalities and political subdivisions	13,305	10	336	12,979
Corporate securities	4,029	18	—	4,047
Redeemable preferred stocks	809	—	47	762
Total fixed maturities	50,984	147	448	50,683
Common stocks	3,061	47	60	3,048
Nonredeemable preferred stocks	605	—	38	567
Total equity securities	3,666	47	98	3,615
Other long-term investments	300	—	—	300
Total investments	$54,950	$194	$546	$54,598

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the three- and nine-month periods ended September 30, 2011 and 2010:

	2011		2010
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$—	$—	$124	$26,180
Equity securities	—	—	86	1,249
Total realized gains	—	—	210	27,429
Fixed maturities	—	—	—	—
Equity securities	—	—	(4)	194
Total realized losses	—	—	(4)	194
Net realized investment gains	$—	$—	$206	$27,623

Nine Months Ended September 30,
Fixed maturities	$110	$12,046	$128	$41,152
Equity securities	10	65	131	2,027
Total realized gains	120	12,111	259	43,179
Fixed maturities	(8)	2,990	(21)	15,468
Equity securities	—	96	(4)	194
Total realized losses	(8)	3,086	(25)	15,662
Net realized investment gains	$112	$15,197	$234	$58,841

Various states in which we operate or will be operating require us, by statute, to maintain deposits to secure the payment of claims. The table below summarizes our statutorily-required deposits as of September 30, 2011.

	Type of Security Deposited	Book Value	Fair Value
Florida	Certificate of Deposit	$300	$300
Amount reflected in other long-term investments		300	300
South Carolina	U.S. Treasury Note	1,003	1,005
Massachusetts	Municipal Bond	104	111
Amount reflected in fixed maturities		1,107	1,116
Securities deposited with insurance regulatory authorities		$1,407	$1,416

The CD we deposited with the Florida insurance regulatory authority is a twelve-month, automatically renewing CD. The par value of the portion of the municipal bond we deposited with the Massachusetts insurance regulatory authority is $100.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

The table below summarizes our fixed maturities at September 30, 2011, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2011
	Cost or Amortized Cost	Fair Value
Due in one year or less	$45,862	$45,898
Due after one year through five years	34,311	34,563
Due after five years through ten years	31,826	33,531
Due after ten years	16,996	18,078
Total	$128,995	$132,070

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturities	$678	$943	$1,780	$2,811
Equity securities	34	40	110	132
Cash, cash equivalents and short-term investments	95	54	151	110
Net investment income	$807	$1,037	$2,041	$3,053
Investment expenses	(24)	(20)	(116)	(120)
Net investment income, less investment expenses	$783	$1,017	$1,925	$2,933

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. government and agency securities	1	$16	$1,635	—	$—	$—
Corporate securities	5	205	5,890	—	—	—
Redeemable preferred stocks	—	—	—	6	65	745
Total fixed maturities	6	221	7,525	6	65	745
Common stocks	20	97	588	5	67	578
Nonredeemable preferred stocks	—	—	—	4	52	552
Total equity securities	20	97	588	9	119	1,130
Total	26	$318	$8,113	15	$184	$1,875

December 31, 2010
U.S. government and agency securities	7	$65	$9,611	—	$—	$—
States, municipalities and political subdivisions	13	336	11,951	—	—	—
Redeemable preferred stocks	—	—	—	6	47	763
Total fixed maturities	20	401	21,562	6	47	763
Common stocks	19	17	810	4	43	423
Nonredeemable preferred stocks	—	—	—	4	38	567
Total equity securities	19	17	810	8	81	990
Total	39	$418	$22,372	14	$128	$1,753

* This amount represents the actual number of discrete securities, not the number of shares of those securities. The number is not presented in thousands.

During the three- and nine-month periods ended September 30, 2011 and 2010, respectively, we did not incur any other-than-temporary impairment (OTTI) charges. We have never recorded an OTTI charge on our debt-security investments.

During our third quarter 2011 evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis and have not suffered any credit rating reductions.  We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. All the issuers of the equity securities we own had near-term prospects that indicated we could recover our cost basis, and we also have the ability and the intent to hold these securities until their value equals or exceeds their cost.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

The following tables presents the fair value measurements of our financial instruments by level at September 30, 2011 and December 31, 2010:

September 30, 2011	Total	Level 1	Level 2		Level 3
U.S. government and agency securities	$60,113	$34,083	$26,030		$—
States, municipalities and political subdivisions	18,288	—	18,288		—
Corporate securities	52,925	—	52,925		—
Redeemable preferred stocks	744	744	—		—
Total fixed maturities	132,070	34,827	97,243		—
Common stocks	2,957	2,957	—		—
Nonredeemable preferred stocks	553	553	—		—
Total equity securities	3,510	3,510	—		—
Other long-term investments	300	300	—		—
Total investments	$135,880	$38,637	$97,243		$—

December 31, 2010
U.S. government and agency securities	$32,895	$—	$32,895		$—
States, municipalities and political subdivisions	12,979	—	12,979		—
Corporate securities	4,047	—	4,047		—
Redeemable preferred stocks	762	762	—	—	—
Total fixed maturities	50,683	762	49,921		—
Common stocks	3,048	3,048	—		—
Nonredeemable preferred stocks	567	567	—		—
Total equity securities	3,615	3,615	—		—
Other long-term investments	300	300	—		—
Total investments	$54,598	$4,677	$49,921		$—

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

We had 7,077,375 warrants outstanding; each warrant can be exercised for one share of common stock. For the three- and nine-month periods ended September 30, 2011 and 2010, the warrants were anti-dilutive. On October 4, 2011, the warrants expired.

During 2010 we had 350,000 unit purchase options outstanding; each unit consisted of a share of common stock and a warrant to purchase a share of common stock. On October 4, 2010, the unit purchase option expired.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

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

For the Garage program that we discontinued as of May 31, 2009, we entered into quota share reinsurance agreements for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share agreement after July 31, 2009. We recognized commission revenue on our previous quota share agreements totaling $4 for the three-month period ended September 30, 2010, and $917 for the nine-month period ended September 30, 2010.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

revenue from our flood program of $109 and $114 for the three-month periods ended September 30, 2011 and 2010, respectively, and $302 and $434 for the nine-month periods ended September 30, 2011 and 2010, respectively.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our unaudited Consolidated Statements of Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Excess-of-loss	$891	$4,241	$(82,855)	$(78,704)
Quota share	(129)	(35)	(410)	(73)
Flood	(2,951)	(3,180)	(8,065)	(7,357)
Ceded premiums written	$(2,189)	$1,026	$(91,330)	$(86,134)
Increase (decrease) in ceded unearned premiums	(21,078)	(22,618)	24,845	19,205
Ceded premiums earned	$(23,267)	$(21,592)	$(66,485)	$(66,929)

We realized recoveries under our reinsurance agreements totaling $13,963 and $587 for the three-month periods ended September 30, 2011 and 2010, respectively, and $20,542 and $9,945 for the nine-month periods ended September 30, 2011 and 2010, respectively.

As of June 1, 2011, we commuted our 2005 contract with the FHCF; any catastrophe losses we incur (in excess of amounts we reported to the FHCF as of June 1, 2011) on events that occurred during the 2005 contract year that would otherwise have been covered by the FHCF contract prior to commutation will not be reimbursed by the FHCF, though our contracts with our private reinsurers remain in effect with respect to such losses. We settled all outstanding claims with the FHCF related to Hurricane Wilma for $12,738, which we received during the third quarter of 2011. At the time we commuted the contract, our reinsurance recoverable included $13,630 of unpaid losses related to Hurricane Wilma. As a result of settling for less than what we had already recorded as ceded losses, our catastrophe losses incurred increased by $892 during the second quarter.

7)	POLICY ASSUMPTIONS

We occasionally supplement the natural growth of our book of business by assuming policies. We conducted three policy assumptions under a 2008 assumption agreement with Citizens Property Insurance Corporation that terminated during the first quarter of 2010.

On July 1, 2010, we assumed all of Sunshine State Insurance Company's in-force homeowners policies in South Carolina. Unlike the assumptions we made from Citizens, policyholders cannot "opt out" of our assumption from Sunshine State. For the right to assume and renew their in-force homeowners policies in South Carolina, we agreed to pay Sunshine State $300, plus as much as an additional $700 depending upon the renewal rate of the policies we assumed. We recorded an intangible asset of $848, representing the amount we ultimately paid Sunshine State for the renewal right. We determined that we will amortize the intangible asset over five years, representing the amount of time we expect the assumed policies to provide us a benefit. We recorded amortization on the intangible totaling $66 and $83 during the three-month periods ended September 30, 2011 and 2010, respectively, and $209 and $83 during the nine-month periods ended September 30, 2011 and 2010, respectively.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

8)	LONG-TERM DEBT

Our long-term debt at September 30, 2011 consists of the note payable to the Florida State Board of Administration described in Note 12(a) in the Notes to Consolidated Financial Statements presented in our 2010 Form 10-K. As of September 30, 2011 and December 31, 2010, we owe $17,353 and $18,235, respectively, on the note and the interest rate was 3.14% and 2.77%, respectively. All other terms and conditions of the note remain as described in our 2010 Form 10-K.

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

Our note payable, as amended, requires us to meet certain covenants, the violation of which could cause an event of default. Among others, these covenants include maintaining statutory surplus in UPC equal to or greater than $50,000 less repayments of principal on the note, catastrophic losses paid since the note incepted and any deferred acquisition costs related to Florida policies; refraining from the payment of dividends when principal and/or interest payments related to the note are past due; and maintaining a minimum writing ratio. We did not contribute capital to UPC during the three-month period ended September 30, 2011, but we contributed $1,865 of capital to UPC during the three-month period ended September 30, 2010. During the nine-month periods ended September 30, 2011 and 2010, we contributed $3,800 and $4,865 of capital to UPC, respectively. We were in compliance with the terms of the covenants at September 30, 2011.

10)	RELATED PARTY TRANSACTIONS

In 2003, we entered into an investment-management agreement, in effect until terminated by either party, with Synovus Trust. Our subsidiaries incurred combined fees under the agreement of $14 and $13 for the three-month periods ended September 30, 2011 and 2010, respectively, and $85 and $90 for the nine-month periods ended September 30, 2011 and 2010, respectively. Synovus Financial Coporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. On September 28, 2011, Synovus, which owned 14.9% of our common stock outstanding, sold all shares of our common stock that it owned.

In February 2010, we paid the remaining principal balance of $4,327 to Columbus Bank & Trust, a bank owned by Synovus. Under the loan agreement, we incurred interest of $19 for the three-month period ended March 31, 2010. CB&T charged us standard industry interest rates.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors. For the nine-month period ended September 30, 2010, total interest incurred related to these notes was $308 and total discount amortized related to these notes was $70. We paid these 11% merger-related notes in full on May 5, 2010, recognizing a loss on extinguishment of $726.

Our Chairman of the Board is also a director of Prime Holdings Insurance Services, Inc. On May 4, 2010 we received the final payment of $402 on the note receivable from Prime.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

Effective March 30, 2011, UPC purchased $2,250 of up to $3,000 aggregate principal amount of promissory notes offered by Hamilton Risk Management Co., a Florida corporation engaged in the business of providing automobile insurance in Florida through its wholly-owned subsidiaries.  The HRM notes bear interest at the rate of two percent per annum.  All outstanding principal of and interest on the HRM notes is due on March 30, 2014.  In consideration for its purchase of the HRM notes, UPC received a Class A limited partnership interest in Acadia Acquisition Partners, L.P., the parent company of Hamilton Risk Management. Our director, James R. Zuhlke, is acting as Executive Chairman of Hamilton Risk Management on an interim basis. Another of our directors, Larry G. Swets, is one of two managers of the limited liability company that serves as general partner of Acadia Acquisition Partners.  We bifurcated the cash consideration of $2,250 by allocating $1,948 to the note receivable based on its fair value (using a discounted cash flow model) and allocating the residual amount of $302 to our limited partnership interest. During the three- and nine-month periods ended September 30, 2011, we recorded interest income of $11 and $23, respectively, and we recorded $23 and $46, respectively, of amortization of the note discount using the effective interest method. During the three-month period ended June 30, 2011, we reduced the carrying amount of the limited partnership interest to $0 by recording a $302 charge to other expenses because our share of Acadia's losses for the quarter exceeded the carrying amount of the partnership interest.

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our directors, Larry Swets, serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which is effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulates that 1347 Advisors shall provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar serves as our interim CFO under the MSA. Mr. Baqar also serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we will pay 1347 Advisors a monthly consulting fee of $60 plus any reasonable expenses. For the three-month period ended September 30, 2011, we incurred $60 under the MSA.

11)	STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At September 30, 2011, UPC met all regulatory requirements of the states in which it operates, and it did not incur any assessments during the three- and nine-month periods ended September 30, 2011.

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

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. Statutory risk-based capital requirements may further restrict UPC's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

The note payable to the SBA is considered a surplus note pursuant to statutory accounting principles. As a result, UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the insurance regulatory authority. We remitted principal payments totaling $882 during the nine-month period ended September 30, 2011.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

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

Our insurance subsidiary must file with applicable insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. Surplus as regards policyholders was $47,599 and $48,495 at September 30, 2011 and December 31, 2010, respectively. Statutory net loss at our insurance subsidiary was $467 and $1,715 for the three-month periods ended September 30, 2011 and 2010, respectively, and $5,281 and $5,653 for the nine-month periods ended September 30, 2011 and 2010, respectively.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at September 30, 2011:

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Balance at December 31, 2010	$(352)	$136	$(216)
Changes in net unrealized loss on investments	3,470	(1,338)	2,132
Reclassification adjustment for realized losses	(112)	43	(69)
Balance at September 30, 2011	$3,006	$(1,159)	$1,847

13)	EQUITY TRANSACTIONS

On March 25, 2010, our Board of Directors declared a $0.05 per share dividend. We paid the $529 dividend on April 15, 2010 to shareholders of record on March 31, 2010.

On May 19, 2011, we purchased a total of 212,083 shares of our common stock at a per-share price of $2.00. Inclusive of fees and commissions, we paid a total of $431, or $2.03 per share.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011

14)	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. On November 9, 2011, our BOD declared a $0.05 per share dividend. We will pay the $518 dividend on December 15, 2011 to shareholders of record on November 30, 2011. We have not identified any other issues requiring disclosure.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of September 30, 2011, and for the three- and nine-month periods ended September 30, 2011 (Form 10-Q) or in documents that are incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses and loss adjustment expenses (unpaid losses) on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and other accounting policies, losses and loss adjustment expenses (losses) and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for losses and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; our ability to maintain compliance with financial covenants in our debt agreements; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); and acts of war and terrorist activities. For additional factors that could cause future results to differ materially from those provided herein, see the section entitled RISK FACTORS in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) and such risks, uncertainties and assumptions described from time to time in our subsequent filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. We continuously evaluate these estimates and assumptions based on a variety of factors; therefore, actual results could be materially different than our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine-month period ended September 30, 2011, we reassessed our critical accounting policies and estimates as disclosed within our 2010 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

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

Effective June 1, 2010, the South Carolina insurance regulatory authority approved UPC to write and service property and casualty lines in South Carolina and, during 2011, the insurance regulatory authorities in Massachusetts and Rhode Island authorized UPC to write and service property and casualty lines in those states. On July 1, 2010, UPC began operations in South Carolina, including the assumption of a book of business. On November 1, 2011, UPC began writing policies in Massachusetts. We currently expect UPC to begin writing policies in Rhode Island during the first quarter of 2012, and UPC has applied to insurance regulatory authorities in two additional states to write property and casualty lines. We began operating in new states in an effort to reduce our geographic concentration of exposure to catastrophic losses, as well as our geographic concentration of credit risk.

To reach a broad range of prospective policyholders, we use numerous independent agents to produce policies for us, and we also assume policies from Citizens Property Insurance Corporation and from other carriers. We refer to policies produced by our agents as direct policies or direct business. As of September 30, 2011, policies we originally assumed from Citizens represented only 14% of our homeowner in-force policies, while direct policies and policies we assumed from other carriers represent 86% of our homeowner in-force policies. At September 30, 2011, we had approximately 97,600 homeowner policyholders, compared to 80,400 at September 30, 2010.

In May 2011, we implemented an average 15.9% rate increase on our Florida homeowners policies. The Florida insurance regulatory authority has approved us for rate increases to take effect in November 2011 averaging 7.5% on our homeowners policies and 14.9% on our dwelling policies. Applying a rate increase to all policies that were in force on the date the increase became effective takes up to one year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income. The rate increases we implemented on Florida homeowners policies in September 2009 (average of 12.7%) and March 2010 (average 14%), and on dwelling policies in October 2009 (average of 15%) and April 2010 (average of 14.7%) of 2010 have now been applied to all policies in force, but their effect will continue to impact earned premium into the first quarter of 2012. We currently do not have any pending rate increases, though we will file for rate increases, which will be subject to approval of insurance regulatory authorities, as necessary in an effort to ensure that we maintain adequate premium to cover our reinsurance costs and other expenses.

On March 8, 2011, we assumed 5,912 policies from Citizens, representing in-force premium totaling approximately $10,556 under a new assumption agreement. The amount of written premium assumed related to our policy assumptions from

UNITED INSURANCE HOLDINGS CORP.

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

As of June 1, 2011, we commuted our 2005 contract with the FHCF; any catastrophe losses we incur (in excess of amounts we reported to the FHCF as of June 1, 2011) on events that occurred during the 2005 contract year that would otherwise have been covered by the FHCF contract prior to commutation will not be reimbursed by the FHCF, though our contracts with our private reinsurers remain in effect with respect to such losses. We settled all outstanding claims with the FHCF related to Hurricane Wilma for $12,738, which we received during the third quarter of 2011. At the time we commuted the contract, our reinsurance recoverable included $13,630 of unpaid losses related to Hurricane Wilma. As a result of settling for less than what we had already recorded as ceded losses, our catastrophe losses incurred increased by $892.

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our directors, Larry Swets, serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. Mr. Swets also serves as a managing director of the limited liability company that serves as the general partner of Acadia Acquisition Partners, L.P. The MSA, which is effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulates that 1347 Advisors shall provide us with the services of an interim CFO, in addition to actuarial and other analysis services. Hassan Baqar serves as our interim CFO under the MSA. Mr. Baqar also serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we will pay 1347 Advisors a monthly consulting fee of $60 plus any reasonable expenses. For the three-month period ended September 30, 2011, we incurred $60 under the MSA.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2010 Form 10-K.

ANALYSIS OF FINANCIAL CONDITION FOR SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Total Investments

We classify all of our investments as available-for-sale. Our investments at September 30, 2011 and at December 31, 2010 consisted mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Most of the corporate bonds we hold were issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. At September 30, 2011, approximately 85% of our fixed maturities are U.S. Treasuries or corporate bonds rated “A” or better, and 15% are corporate bonds rated “BBB”. Our equity holdings reflect a similar diversification, as most of our holdings were issued by companies in the energy, healthcare, telecommunications services, utilities, consumer products and technology sectors.

At September 30, 2011, our investment portfolio reflected $3,006 of net unrealized gains compared to $352 of net unrealized losses at December 31, 2010. See Note 4 in our Notes to Unaudited Consolidated Financial Statements for more detailed information regarding the composition of our unrealized gains and unrealized losses. We evaluated all securities in an unrealized loss position using the criteria as discussed in Note 3(b) in the Notes to Consolidated Financial Statements in our 2010 Form 10-K and we determined that none were other-than-temporarily impaired at September 30, 2011.

As required by various insurance regulatory authorities, we have placed securities on deposit with those regulatory authorities to secure the payment of our claims. We placed a $300 certificate of deposit, which automatically renews every twelve months and which we recorded in our other long-term investments at September 30, 2011 and December 31, 2010, on deposit with the Florida insurance regulatory authority. We placed a $1,005 fixed maturity and a $111 fixed maturity on deposit with the South Carolina and Massachusetts insurance regulatory authorities, respectively, and we recorded these securities in our fixed maturities at September 30, 2011 and December 31, 2010.

UNITED INSURANCE HOLDINGS CORP.

Reinsurance-Related Accounts

We entered into the following reinsurance agreements for the period commencing June 1, 2011 through May 31, 2012:

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

Our catastrophe reinsurance agreements provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into the Private Agreement for a total premium of approximately $40,774, which was finalized on September 30, 2011 without adjustment. We entered into the FHCF Agreement for a total estimated premium of approximately $32,550, an amount representing the premium that the FHCF expects us to pay per the agreement. The attachment point (the point at which FHCF becomes liable for losses), total coverage and premium related to our agreement with FHCF will be finalized in December 2011, as these amounts are subject to adjustment based on certain actual data regarding FHCF's capacity to pay claims. The Private Agreement provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The FHCF Agreement provides coverage only against storms that are designated as hurricanes by the National Hurricane Center. We entered into our RPP Agreement for a premium of $11,509, and our Per Risk Agreement for a premium of $870. See Note 6 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

As a result of signing the new reinsurance agreements, our prepaid reinsurance costs and reinsurance payable increased over the respective amounts at December 31, 2010.

Reinsurance recoverable decreased from the amount at December 31, 2010 as a result of our commutation of the 2005 FHCF contract, which resulted in us collecting $12,738 from the FHCF during the third quarter of 2011.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

Gross Premiums Written

Gross premiums written increased $8,249 because we wrote approximately 6,200 more policies during the three-month period ended September 30, 2011. In addition to the increase in policies written, we also implemented an average 15.9% rate increase on our Florida homeowners polices effective May 1, 2011.

Gross Premiums Earned

Our gross premiums earned increased $7,670 due to the effects of the rate increases we have implemented, as well as from the factors noted in the Gross Premiums Written explanation above.

Ceded Premiums Earned

Our ceded premiums earned increased $1,675 because we recorded a reduction of reinsurance premium on our 2010-2011 private contract totaling $3,377 during the third quarter of 2010. The reduction occurred because our total insured value at September 30, 2011 was less than we projected when we negotiated our reinsurance contracts. We did not make a similar adjustment in the three-month period ended September 30, 2011.

UNITED INSURANCE HOLDINGS CORP.

Losses and Loss Adjustment Expenses

Our losses and loss adjustment expenses (LAE) decreased $3,037 because the frequency and severity of current accident year claims decreased in comparison to the same period of the prior year. Our loss ratio has improved from the prior year's loss ratio; therefore, losses and LAE did not increase in conjunction with the increase in policies written as they otherwise would have if the loss ratio had remained the same as in the same period of the prior year.

Policy Acquisition Costs

Since policy acquisition costs are directly related to, and vary with, earned premium, the $1,383 increase in policy acquisition costs resulted from the increase in gross earned premiums.

Operating Expenses

As a result of our continuing efforts to expand our book of business, our marketing and advertising expenses increased by $60, our home inspection expenses increased $189 and our underwriting report expenses increased $123, all of which which contributed to the $377 increase in operating expenses.

General and Administrative Expenses

Our general and administrative expenses increased $458 for several reasons. Our salary and payroll-related costs increased $162 primarily due to an increase in headcount, our use of actuarial and consulting services increased $145 primarily due to additional rate filings, and other taxes increased by $161 primarily due to municipal taxes owed in South Carolina. The remaining variance resulted from individually insignificant changes in several other expense categories.

Provision (Benefit) for Income Tax

We recorded a provision of $2,228 on income before income taxes of $5,878 for the three-month period ended September 30, 2011, compared to a benefit of $155 from loss before income taxes of $471 for the three-month period ended September 30, 2010. The increase in our income tax provision resulted from the increase in income before taxes as explained by the preceding paragraphs.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

Gross Premiums Written

Gross premiums written increased $33,078 because we wrote approximately 15,700 more policies during the nine-month period ended September 30, 2011. In addition to the increase in policies written, we also implemented average rate increases on Florida homeowners policies in March 2010 (average of 14%) and in May 2011 (15.9%), and on Florida dwelling policies in April 2010 (average of 14.7%).

Gross Premiums Earned

Our gross premiums earned increased $15,965 due to the effects of the rate increases and other factors noted in the Gross Premiums Written explanation above.

Net Investment Income

Net investment income decreased $1,012 because we sold the majority of our high-yield corporate fixed maturities in December 2010 to realize the gains on those investments. Due to market conditions at the time we reinvested the proceeds from those investment sales, we replaced those securities with US government and agency securities with lower yields.

UNITED INSURANCE HOLDINGS CORP.

Other Revenue

Other revenue decreased $1,635 because we recouped less assessments and because we earned less ceding commission on our discontinued commercial line of business. As explained in Note 3(j) in the Notes to Consolidated Financial Statements in our 2010 Form 10-K, Florida statutes allow us to use policy surcharges to recoup assessments imposed upon us. Since we have not been assessed since 2009, the amount we can recoup continues to decrease. During 2010, we met certain contractual requirements that allowed us to record additional ceding commission related to our discontinued commercial line of business; we had no such revenue in the current year.

Losses and Loss Adjustment Expenses

Our losses and LAE decreased $3,067 because, during 2010, we experienced an increase in water-related claims, caused by the abnormally cold winter in Florida, and several large fire losses. We did not incur as many large fire losses or water-related losses in the current year. We also saw significant improvement in bodily-injury claims, as well as improvement in categories including vandalism, indoor tile and other physical damage. Our loss ratio has improved from the prior year's loss ratio; therefore, losses and LAE did not increase in conjunction with the increase in policies written as they otherwise would have if the loss ratio had remained the same as in the same period of the prior year.

Policy Acquisition Costs

Since policy acquisition costs are directly related to, and vary with, earned premium, the $2,492 increase in policy acquisition costs resulted from the increase in earned premiums.

Operating Expenses

As a result of our efforts to increase our book of business, our marketing and advertising expenses increased by $239, our home inspection expenses increased $282 and underwriting report expenses increased $397, all of which contributed to the increase of $832 in operating expenses.

Interest Expense

Interest expense decreased $1,184 because we retired the $18,280, 11% merger-related notes on May 5, 2010.

Other Expenses

The $470 decrease in other expenses resulted because we recorded a loss on extinguishment of debt totaling approximately $726 during the nine-month period ended September 30, 2010, resulting from the retirement of the 11% merger-related notes; we recorded no extinguishment during the current year. During the current year, we reduced the $302 carrying value of our limited partnership interest in Acadia Acquisition Partners, L.P. to zero because our share of Acadia's losses exceeded that carrying value. See Note 10 in our Notes to Unaudited Consolidated Financial Statements for further information regarding the Acadia transaction.

Provision (Benefit) for Income Tax

We recorded a provision of $2,961 on income before income taxes of $7,824 for the nine-month period ended September 30, 2011 compared to a benefit of $2,277 on loss before income taxes of $6,097 for the same period last year. The increase in our income tax provision resulted from the increase in income before taxes as explained by the preceding paragraphs. Our effective tax rates for the nine-month periods ended September 30, 2011 and 2010, were 37.8% and 37.3%, respectively.

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

We do not conduct any business operations of our own; UPC, UIM, UPC Re and SCS conduct the business operations of the consolidated group. As a result, we rely on cash dividends or intercompany loans from UIM to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate UPC, including restricting any dividends paid by UPC and requiring approval of any management fee UPC pays to UIM for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. UIM pays us dividends primarily using cash from the collection of management fees from UPC, pursuant to a management agreement in effect between those entities.

During the first nine months of 2011, our operations generated cash of $54,754, compared to $8,766 during the same period in 2010. The increase in cash generated by our operating activities resulted primarily because, during the first nine months of 2011, we collected $28,814 more in premiums from our policyholders, paid $7,920 less in losses to our policyholders, paid $10,527 less to our reinsurers than during the first nine months of 2010 because of a change in the reinsurance premium payment schedule, and we recovered $10,597 more from our reinsurers due to the commutation of the 2005 FHCF contract. To a limited extent, the increases in operating cash were offset by increases in various other operating expense payments.

In June 2011, we recorded a reinsurance premium payable of $85,703 related to our 2011-2012 reinsurance contracts. We paid our first reinsurance premium installments of $30,492 during the third quarter of 2011, and we will pay $38,824 during the fourth quarter of 2011 and $16,387 during the first four months of 2012.

Under our current reinsurance contracts, should a single hurricane occur, we retain the first $15,000 of losses and LAE, before our reinsurance agreements provide coverage. Should a single, non-hurricane catastrophic event occur, we retain the first $25,000 of losses, before our reinsurance agreements provide coverage. If catastrophe losses exceed our reinsurance coverage, we will be liable for the excess losses as well. We are dependent on the creditworthiness of our reinsurers and if they do not reimburse us for the claims they reinsure, we remain primarily liable for those claims. For additional information regarding our reinsurance coverage, please see Note 6 in our Notes to Unaudited Condensed Consolidated Financial Statements included herein.

As noted earlier, we commuted our 2005 contract with the FHCF; therefore, any catastrophe losses we incur (in excess of amounts we reported to the FHCF as of June 1, 2011) on events that occurred during the 2005 contract year that would otherwise have been covered by the FHCF contract prior to commutation will not be reimbursed by the FHCF. We received the $12,738 related to the commutation during the third quarter of 2011.

Per the MSA described earlier, we will pay 1347 Advisors a monthly consulting fee of $60 plus any reasonable expenses. The original term of the agreement ends on February 28, 2012, and the agreement automatically renews for successive three-month periods unless terminated by either party to the agreement.

During the first nine months of 2011, our investing activities used $78,193 of cash because our purchases of securities totaled $78,178 more than our sales of securities, a result of our reinvestment of most of the proceeds from the securities we sold near the end of 2010.

During the first nine months of 2011 our financing activities provided $1,498 of cash because our bank overdrafts increased by $2,811, we repaid debt totaling $882 and we repurchased some of our common stock for $431. In the same period of the prior year, our financing activities used $27,125 of cash because we retired $22,607 of debt and repaid $1,176 on other debt, we reduced our bank overdrafts by $2,813 and we paid $529 of dividends.

During May 2011, we became a member of the Federal Home Loan Bank of Atlanta, which provides us access to credit facilities should we choose to make use of financing options. Any use of the credit facilities requires credit approval. In the near term, we do not anticipate a need to access such credit facilities.

The note payable to Florida's State Board of Administration requires UPC to maintain statutory surplus equal to or greater than $50,000 less repayments of principal on the SBA note, catastrophic losses paid since the note originated and any deferred

UNITED INSURANCE HOLDINGS CORP.

acquisition costs related to Florida policies. We monitor the surplus as regards policyholders at UPC each quarter and, for various reasons, we occasionally provide additional capital to UPC. During the first nine months of 2011 and 2010, we recorded $3,800 and $4,865 of capital contributions to UPC, respectively. We currently do not foresee a need for any material contributions of capital to UPC; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain a 2:1 ratio of net written premium to surplus (the SBA note agreement defines surplus as the $20,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus to avoid additional interest penalties. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the stated rate of the note. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2011, we were in compliance with the covenants of the SBA note.

In accordance with Florida law, UPC may pay dividends or make distributions out of that part of statutory surplus derived from its net operating profit and its net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause surplus as to policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as to policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory capital required. At September 30, 2011, UPC's surplus as regards policyholders exceeded minimum risk-based capital requirements.

We prepare our financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires UPC to maintain surplus as to policyholders equal to the greater of 10% of our total liabilities or $5,000. At September 30, 2011, UPC’s surplus as to policyholders was $47,599, exceeding the minimum requirements. Florida law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at September 30, 2011.

We repurchased shares of our common stock in May of 2011. While we have not adopted a formal stock repurchase plan at this time, we may determine to repurchase additional shares of our common stock from time to time as financial conditions permit. We consider several factors in determining whether to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt-to-total-capitalization targets and our expected future cash needs.

On November 9, 2011, our Board of Directors declared a $0.05 per share dividend. We will pay the $518 dividend on December 15, 2011 to shareholders of record on November 30, 2011. Any future dividends will depend upon circumstances at the time, and our BOD must approve and declare any such dividends.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2011, we have no off-balance-sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 10 in our Notes to Unaudited Consolidated Financial Statements for a discussion of our related party transactions.

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

During the fiscal quarter ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

No material changes have occurred in the risk factors that we disclosed in our 2010 Form 10-K as filed with the SEC on March 17, 2011; however, we are clarifying the risk factor below, which appeared on page 15 of our 2010 Form 10-K, to include a discussion of climate change and how we believe climate change may impact our operations and liquidity.

As a property and casualty insurer, we may experience significant losses and our financial results may vary from period to period due to our exposure to catastrophic events and severe weather conditions, the incidence and severity of which could be affected by climate change.

Our property and casualty insurance operations expose us to claims arising from catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires; they can also be man-made, such as terrorist attacks (including those involving nuclear, biological, chemical or radiological events) or consequences of war or political instability. We may incur catastrophe losses that exceed the amount of:

1)	catastrophe losses that we experienced in prior years;

2)	catastrophe losses that, using third-party catastrophe modeling software, we projected could be incurred;

3)	catastrophe losses that we used to develop prices for our products; or

4)	our current reinsurance coverage (which would cause us to have to pay such excess losses).

The incidence and severity of weather conditions are largely unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. A body of scientific evidence seems to indicate that climate change may be occurring. Climate change, to the extent that it may affect weather patterns, may cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide homeowners insurance to our policyholders in the future. Governmental entities may also respond to climate change by enacting laws and regulations that may adversely affect our cost of providing homeowners insurance in the future.

Catastrophes may cause a material adverse effect on our results of operations during any reporting period; they may also materially harm our financial position, which in turn may materially harm our liquidity and impair our ability to raise capital on acceptable terms or at all. In addition to catastrophes, the accumulation of losses from smaller weather-related events in any reporting period may cause a material adverse effect on our results of operations and liquidity in that period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the third quarter of 2011, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and

UNITED INSURANCE HOLDINGS CORP.

accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10% of its capital surplus or (b) net income, not including realized capital gains, plus a two year carry forward, (2) 10% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (3) the lesser of (a) 10% of capital surplus or (b) net investment income plus a three-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. At September 30, 2011, we were in compliance with these requirements.

Our note payable to the SBA prevents UPC from paying any dividends if any payments of principal or interest on the note are past due. The minimum surplus requirement stipulated by the note agreement could also limit the amount of any dividend UPC may want to declare.

Item 3. Defaults upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Management Services Agreement between United Insurance Management, L.C. and 1347 Advisors, LLC, effective August 29, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

November 9, 2011	By:	/s/ Donald J. Cronin
Donald J. Cronin, President and Chief Executive Officer (principal executive officer and duly authorized officer)

November 9, 2011	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Interim Chief Financial Officer (principal financial officer and principal accounting officer)