Form 10-Q/A
period 2011-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2011-11-14
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of filing this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”) is to correct a typographical error included in the Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.  Such certification as corrected was true and correct as of the filing date of the Original Filing. No other changes have been made to the Registrant's Original Filing.  This Amendment No. 1 does not reflect any subsequent events occurring after the filing date of the Original Filing or modify or update in any way disclosure made in the Original Filing.

UNITED INSURANCE HOLDINGS CORP.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2011 (included as exhibit 10.1 to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

10.2
Form of Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2011 and including Addenda 1 and 2 (included as exhibit 10.1 to the Form 8-K filed on June 7, 2011, and incorporated herein by reference)

10.3
Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2011 (included as exhibit 10.3 to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

10.4
Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2011 (included as exhibit 10.4 to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

10.5
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and UPC Re, effective June 1, 2011 (included as exhibit 10.5 to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

10.6
Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and UPC Re, effective June 1, 2011 (included as exhibit 10.6 to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (included as exhibit 31.1 to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (included as exhibit 31.2 to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (included as exhibit 32.2 to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

101.INS	XBRL Instance Document (included as exhibit 101.INS to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

101.SCH	XBRL Taxonomy Extension Schema (included as exhibit 101.SCH to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (included as exhibit 101.CAL to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (included as exhibit 101.DEF to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

101.LAB	XBRL Taxonomy Extension Label Linkbase (included as exhibit 101.LAB to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (included as exhibit 101.PRE to the Form 10-Q filed on August 15, 2011, and incorporated herein by reference)

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

November 14, 2011	By:	/s/ Donald J. Cronin
Donald J. Cronin, President and Chief Executive Officer (principal executive officer and duly authorized officer)

November 14, 2011	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Interim Chief Financial Officer (principal financial officer and principal accounting officer)

4