Form 10-Q/A
period 2011-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2011-11-14
CIK 1401521

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

EXPLANATORY NOTE

The sole purpose of filing this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011 (the “Original Filing”) is to correct certain typographical errors whereby incorrect dates of the quarterly report were inadvertently included in the Certifications of the Chief Executive Officer and the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.  Each Certification as corrected was true and correct as of the filing date of the Original Filing. No other changes have been made to the Registrant's Original Filing.  This Amendment No. 1 does not reflect any subsequent events occurring after the filing date of the Original Filing or modify or update in any way disclosure made in the Original Filing.

UNITED INSURANCE HOLDINGS CORP.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1
Management Services Agreement between United Insurance Management, L.C. and 1347 Advisors, LLC, effective August 29, 2011 (included as exhibit 10.1 to the Form 10-Q filed November 9, 2011, and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (included as exhibit 31.1 to the Form 10-Q filed November 9, 2011, and incorporated herein by reference)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (included as exhibit 31.2 to the Form 10-Q filed November 9, 2011, and incorporated herein by reference)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (included as exhibit 101.INS to the Form 10-Q filed November 9, 2011, and incorporated herein by reference)

101.SCH	XBRL Taxonomy Extension Schema (included as exhibit 101.SCH to the Form 10-Q filed November 9, 2011, and incorporated herein by reference)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (included as exhibit 101.CAL to the Form 10-Q filed November 9, 2011, and incorporated herein by reference)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (included as exhibit 101.DEF to the Form 10-Q filed November 9, 2011, and incorporated herein by reference)

101.LAB	XBRL Taxonomy Extension Label Linkbase (included as exhibit 10.1 to the Form 10-Q filed November 9, 2011, and incorporated herein by reference)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (included as exhibit 101.PRE to the Form 10-Q filed November 9, 2011, and incorporated herein by reference)

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