Form 10-K
period 2011-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2012-03-14
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-K
_______________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission File Number 000-52833
United Insurance Holdings Corp.

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)
360 Central Avenue, Suite 900
St. Petersburg, Florida 33701
727-895-7737
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.0001 PAR VALUE PER SHARE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Non-affiliates held common stock issued by the registrant with an aggregate market value of $30,525,413 as of June 30, 2011, calculated using the closing sales price reported for such date on the Over-The-Counter-Bulletin Board. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
As of March 14, 2012, 10,361,849 shares of common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-K, we present amounts rounded to the nearest thousand, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K for the year ended December 31, 2011 or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the hurricanes that occurred in 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-K; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new Federal or State regulations that affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); acts of war and terrorist activities; and other matters described from time to time by us in this Form 10-K and in our other filings with the SEC.
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

Through our wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida, South Carolina and Massachusetts. We incorporated three of our subsidiaries under Florida law, including United Property and Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. In April 2011, we formed a fourth subsidiary, UPC Re. Operating as a reinsurer under the laws of the Cayman Islands, UPC Re provides reinsurance protection to UPC.

We conduct our operations under one business segment.

We believe our holding company structure provides us flexibility to expand our products and services in the future. In 2011, the insurance regulatory authority in Rhode Island authorized UPC to write in that state, and UPC has applied to insurance regulatory authorities in two additional states to write property and casualty lines.

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

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. A soft market is typically characterized by increased competition that results in lower pricing, expanded coverage terms and increased commissions paid to distribution sources to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing, reduced coverage terms and lower commissions paid to acquire business. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. During 2011, a soft market for most lines of business continued to dominate the Florida property and casualty industry; however, we began to see indications of a hardening of the market for the homeowners line of business, which allowed us and our competitors to implement rate increases.

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

Though we have authorization to write a commercial line of business in Florida that includes auto and multi-peril coverage, we do not currently write commercial business.

UNITED INSURANCE HOLDINGS CORP.

PRICING

We price our product at levels that we project will generate an acceptable underwriting profit. We generally use actuarial loss costs promulgated by Insurance Services Office, Inc. (ISO); a national provider of statistical, actuarial, underwriting and claims information; as a benchmark during the development of pricing for our products. With assistance from our actuary, we further adjust pricing to account for our historical loss experience as well as individual risk and coverage characteristics.

As demonstrated during 2009, rate regulation in the states in which we do business, as well as other factors, can prevent us from increasing our prices until some time after the costs associated with coverage have increased. Though in some circumstances we can raise our rates and subsequently request approval of those new rates from insurance regulatory authorities, how quickly we can change our rates in response to increased costs mostly depends upon the time it takes for us to submit a rate filing with the insurance regulatory authority in the appropriate state and upon the length of time the insurance regulatory authority takes to review and approve the filing. At times, our ability or willingness to raise prices, modify underwriting terms or reduce exposure may be limited due to considerations of public policy, the evolving political environment, competition and/or our social responsibilities.

The table below displays the average rate increases we have implemented during the years ended December 31, 2011, 2010 and 2009. Applying a rate increase to all policies that were in force on the date the increase became effective takes up to one year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income. The rate increases we implemented during 2009 and 2010 have now been applied to all policies in force; the 2009 rate increases have already fully affected earned premium, but the 2010 rate increases will continue to impact earned premium into the first quarter of 2012. We continue to apply the rate increases we implemented during 2011 to renewals of policies in force, and the 2011 rate increases will continue to affect our earned premium through the fourth quarter of 2013.

	Average Rate Increase
	FL	SC
Homeowners Policies
Dec. 2011	—%	6.0%
Nov. 2011	7.5%	—%
May 2011	15.9%	—%
Mar. 2010	14.0%	—%
Sep. 2009	12.7%	—%
Dwelling Policies
Nov. 2011	15.0%	—%
Apr. 2010	14.7%	—%
Oct. 2009	15.0%	—%

COMPETITION

The property and casualty insurance industry is very competitive both as to rate and service. Except for certain regulatory considerations, the insurance industry has relatively few barriers to entry. We compete with large national insurance providers, smaller regional providers and even smaller providers that only write policies in one particular state. We primarily compete with Tower Hill Insurance Companies, Security First Insurance Company, Florida Peninsula Insurance Company and other similar companies. Also, due to legislation passed by the Florida legislature in 2007, Citizens Property Insurance Corporation, an insurer supported by the State of Florida, continues to compete directly with private insurers.

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

UNITED INSURANCE HOLDINGS CORP.

MARKETING AND DISTRIBUTION

To reach a broad range of prospective policyholders, we use more than 2,250 agents, including strategic partnerships with two national carriers and the Florida Association of Insurance Agents that allow their agents to write direct policies for us. We recruit, train and appoint the full-service insurance agents that distribute our products. Typically, a full-service agency is small to medium in size and represents several companies for both personal and commercial product lines. We depend upon our agents, who provide us with valuable marketing information about the homeowners’ insurance needs in the communities we serve, to produce new business for us. We compensate our agents primarily with a fixed-rate commission.

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

POLICY ADMINISTRATION

We commit ourselves to providing the highest possible level of service to our insurance agents and our policyholders. We use a third-party administrator to manage our policy-related information systems and to perform the administrative duties of processing a policy. Using a third-party administrator allows us to obtain up-to-date technology at a reasonable cost and to achieve economies of scale without incurring significant fixed-overhead expenses.

Our third-party policy administrator provides us with integrated policy underwriting, billing, collection and reporting services. To provide these services, our policy administrator employs Internet-based systems for the on-line submission of applications, the underwriting of policies and the automated issuance of policies, allowing us to issue our policies efficiently and quickly and provide our agents with the ability to easily submit periodic requests for changes for our customers via the Internet.

We monitor the work of our policy administrator by conducting conference calls and monthly meetings, as well as periodically testing their data through our internal audit function.

UNDERWRITING

Our underwriting policies and procedures seek to minimize our risk of loss while maximizing our premium by optimizing our geographic exposure and diversifying our portfolio with respect to projected maximum loss, total insured value and average annual losses. To accomplish this optimization of our portfolio, we use our modeling software to strategically analyze our risk exposures, including wind exposures. During the optimization process, we analyze risk exposures at various levels of detail, such as by zip code or by street address, to provide us with objective data that we can use to close or re-open certain zip codes or to non-renew policies with unprofitable projected maximum loss potential.

We establish underwriting guidelines to provide a uniform approach to our risk selection and to achieve underwriting profitability. After we bind a new policy, with few exceptions, we have the insured property physically inspected. Our underwriters review the property inspection report during their risk evaluation and if the policy does not meet our underwriting criteria, we typically cancel the policy within 90 days.

We currently write policies throughout South Carolina and Massachusetts, and in most Florida counties. We currently do not write policies in counties or in zip codes where sinkhole losses would increase our risk, or in a few other counties or zip codes in which we will not accept the excessive hurricane risk exposure.

We use information provided by ISO as well as information resulting from our optimization process to divide the states in which we write policies into rating territories. Our homeowner rates vary from territory to territory. While we are required to

UNITED INSURANCE HOLDINGS CORP.

maintain rates in our rating territories, our underwriting criteria determines in which territories we would write a policy. Our underwriting criteria can change over time by territory depending on the circumstances in each territory.

RESERVE FOR UNPAID LOSSES

We generally use the term loss(es) to collectively refer to both loss and loss adjusting expenses. We establish reserves for unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine they are necessary.

Reserves for unpaid losses fall into two categories: case reserves and reserves for claims incurred but not reported. See our CRITICAL ACCOUNTING POLICIES AND ESTIMATES section under Item 7 of this Form 10-K for a discussion of these two categories of reserves for unpaid losses and for a discussion of the methods we use to estimate those reserves.

On an annual basis, our actuary issues a statement of actuarial opinion that documents the actuary’s evaluation of the adequacy of our unpaid loss obligations under the terms of our policies. We review the analysis underlying the actuary's opinion and compare the projected ultimate losses per the actuary's analysis to our own projection of ultimate losses to ensure that our reserve for unpaid losses recorded at each annual balance sheet date is based upon our analysis of all internal and external factors related to known and unknown claims against us and to ensure our reserve is within guidelines promulgated by the National Association of Insurance Commissioners (NAIC).

We maintain an in-house claims staff that monitors and directs all aspects of our claims process. We assign the fieldwork to our third-party claims adjusting companies, none of whom have the authority to settle or pay any claims on our behalf. The claims adjusting companies conduct inspections of the damaged property and prepare initial estimates. We review the inspection reports and initial estimates to determine the amounts to be paid to the policyholder in accordance with the terms and conditions of the policy. Our exclusive contract with a particular claims adjusting company requires us to assign all catastrophe claims to that company through December 31, 2012; however, that particular company may choose to outsource catastrophe claims fieldwork to other claims adjusting companies. We also maintain strategic relationships with several claims adjusting companies which we can engage should we need additional non-catastrophe claims servicing capacity. As demonstrated during 2004 and 2005 when we had several catastrophic hurricanes, we believe all of our relationships provide an adequate level of claims servicing in the event catastrophes affect our policyholders in the future.

UNITED INSURANCE HOLDINGS CORP.

The table below shows the analysis of our reserve for unpaid losses for each of our last three years on a GAAP basis:

	2011	2010	2009
Balance at January 1	$47,414	$44,112	$40,098
Less: reinsurance recoverable on unpaid losses	23,814	23,447	20,906
Net balance at January 1	$23,600	$20,665	$19,192
Incurred related to:
Current year	43,019	41,527	43,731
Prior years	(4,158)	1,006	(2,976)
Total incurred	$38,861	$42,533	$40,755
Paid related to:
Current year	28,857	27,065	30,637
Prior years	3,322	12,533	8,645
Total paid	$32,179	$39,598	$39,282

Net balance at December 31	$30,282	$23,600	$20,665
Plus: reinsurance recoverable on unpaid losses	3,318	23,814	23,447
Balance at December 31	$33,600	$47,414	$44,112

Composition of reserve for unpaid losses and LAE:
Case reserves	18,315	22,445	18,612
IBNR reserves	15,285	24,969	25,500
Balance at December 31	$33,600	$47,414	$44,112

LOSS RESERVE DEVELOPMENT

The table on the next page displays UPC's loss reserve development, on a GAAP basis, for business written in each year from 2001 through 2011; it does not distinguish between catastrophic and non-catastrophic events. The following explanations of the main sections of the table should provide a better understanding of the information displayed:

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

Cumulative redundancy (deficiency) at December 31, 2011. The cumulative redundancy or deficiency results from the comparison of the net liability re-estimated as of the current balance sheet date to the original net liability, and it indicates an overestimation of the original net liability (a redundancy) or an underestimation of the original net liability (a deficiency).

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

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Original net liability	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590	$4,513	$2,078
Net cumulative paid as of:
One year later		3,918	13,028	8,984	9,707	9,047	12,872	10,962	4,549	4,530	1,707
Two years later			7,902	13,148	12,127	13,083	14,363	13,871	6,097	6,065	2,065
Three years later				6,030	14,310	14,115	15,582	14,868	6,594	6,779	2,258
Four years later					6,113	15,395	16,312	15,021	6,382	7,185	2,260
Five years later						7,032	17,356	15,214	6,368	6,967	2,250
Six years later							8,722	15,291	6,463	6,929	2,067
Seven years later								15,322	6,664	6,927	2,067
Eight years later									6,668	6,930	2,067
Nine years later										6,934	2,067
Ten years later											2,067
Net liability re-estimated as of:
End of year	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590	$4,513	$2,078
One year later		20,040	22,169	16,556	16,864	17,652	18,802	12,989	6,061	5,252	2,315
Two years later			18,677	17,472	15,759	16,707	17,675	15,260	6,358	6,523	2,279
Three years later				14,400	16,505	16,337	17,355	15,586	7,051	6,981	2,378
Four years later					13,688	16,781	17,814	15,582	6,561	7,438	2,260
Five years later						14,140	18,052	15,672	6,730	7,066	2,259
Six years later							15,604	15,409	6,794	6,932	2,068
Seven years later								15,376	6,680	6,928	2,067
Eight years later									6,668	6,931	2,067
Nine years later										6,934	2,067
Ten years later											2,067
Cumulative redundancy (deficiency) at December 31, 2011		$3,560	$1,988	$4,792	$7,871	$9,595	$4,843	$(6,927)	$(3,078)	$(2,421)	$11
Cumulative redundancy (deficiency) as a % of reserves originally established		15.1%	9.6%	25.0%	36.5%	40.4%	23.7%	(82.0)%	(85.7)%	(53.6)%	0.5%
Net reserves	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590	$4,513	$2,078
Ceded reserves	3,318	23,814	23,447	20,907	14,445	33,440	153,768	4,100	—	—	—
Gross reserves	$33,600	$47,414	$44,112	$40,099	$36,004	$57,175	$174,215	$12,549	$3,590	$4,513	$2,078
Net re-estimated		$20,040	$18,677	$14,400	$13,688	$14,140	$15,604	$15,376	$6,668	$6,934	$2,067
Ceded re-estimated		20,222	21,190	15,687	9,171	19,922	117,347	7,461	—	—	—
Gross re-estimated		$40,262	$39,867	$30,087	$22,859	$34,062	$132,951	$22,837	$6,668	$6,934	$2,067

Note: The cash we received in relation to the commutation of our 2005 contract with the Florida Hurricane Catastrophe Fund caused the decrease in the net cumulative paid amounts beginning in the 2005 column in the table above.

UNITED INSURANCE HOLDINGS CORP.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

As with all property and casualty insurers, we are exposed to potentially numerous insured losses arising out of one or more natural catastrophes. We expect to and will incur some losses related to catastrophes and with the approval of the various insurance regulatory authorities, we will attempt to price our policies accordingly. Our exposure to catastrophic losses arises principally out of windstorms such as hurricanes. Through the use of standard industry modeling techniques, we manage our exposure to such losses. As discussed below in the REINSURANCE section, we also obtain reinsurance coverage to mitigate the financial impact of catastrophe-related losses.

REINSURANCE

Reinsurance involves transferring all or a portion of the risk exposure on policies we write to another insurer. We purchase reinsurance to allow us to limit our exposure to the financial impact of losses and to reduce our net liability on individual risks. The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market.

We determine the amount of reinsurance coverage to purchase each year based on a number of factors, including an evaluation of the risks we write, regulatory and rating bureau requirements, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. See Note 6 in our consolidated financial statements for details on the reinsurance coverage we have in place at December 31, 2011, and see Item 1A of this Form 10-K for an explanation of risks associated with catastrophes and reinsurance.

We use per-risk, excess-of-loss agreements for our non-catastrophe homeowner and dwelling programs. We retain no risk of loss on our Flood policies because the National Flood Insurance Program (a division of the Federal Emergency Management Agency) reinsures those policies completely.

Each year, we purchase catastrophe reinsurance coverage in an amount such that our proposed retained loss plus the reinsurance coverage equals or exceeds our estimated projected maximum loss associated with a single one-in-100-year storm event, as calculated at the date of purchase. For the 2011-2012 reinsurance contracts, we would retain the first $15,000 of catastrophe-related losses for the first and second event. To manage our reinsurance costs, we internally analyze our projected maximum loss on a regular basis using a licensed catastrophe-modeling software program. For our catastrophe reinsurance program, we have excess-of-loss contracts with a group of private reinsurers and with the Florida Hurricane Catastrophe Fund. The private contract provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The contract with the FHCF only provides coverage against any storm that the National Hurricane Center designates as a hurricane at landfall. Our catastrophe reinsurance agreements coincide with the seasonality of Florida’s hurricane season; therefore, our agreements cover the period from June 1 to May 31.

UNITED INSURANCE HOLDINGS CORP.

The following table summarizes our reinsurance exposures by reinsurer at December 31, 2011:

	AM Best Rating	Total Recoverable	Ceded Balances Payable	Net Recoverable	Letters of Credit	Net Unsecured Recoverable
ACE Tempest Reinsurance Ltd	A+	$309	$—	$309	$246	$63
Alea London Ltd	NR	133	—	133	—	133
Alterra Re Bermuda	A	346	279	67	13	54
American Southern Insurance Company	A	9	2	7	—	7
Amlin Bermuda Ltd	—	420	338	82	82	—
Arch Re Bermuda	A+	836	673	163	32	131
Argo Re	A	147	119	28	29	—
Axis Reinsurance Company	A	90	109	—	—	—
Catlin Insurance Company Ltd	A	30	—	30	19	11
DaVinci Reinsurance Ltd	A	4,012	2,647	1,365	—	1,365
Everest Re	A+	2,516	2,028	488	—	488
Flagstone Reassurance Suisse SA	A-	751	606	145	146	—
Florida Hurricane Catastrophe Fund	—	13,924	529	13,395	—	13,395
Hanover Ruckversicherungs Ag	A	90	109	—	—	—
Harco National Insurance Group	A-	849	32	817	—	817
Hartford Steam Boiler Inpection & Ins Co	A++	291	43	248	—	248
Hiscox Insurance Co Ltd	A	199	145	54	11	43
Identity Theft Fraud Solutions	—	21	5	16	—	16
Lloyd’s Syndicates	A s	6,742	3,531	3,211	—	3,211
Markel International	A	97	72	25	—	25
Montpelier Reinsurance Ltd	A-	241	—	241	37	204
Munich Reinsurance America Inc	A+	214	172	42	—	42
National Flood Insurance Program	—	5,508	—	5,508	—	5,508
Odyssey America Reinsurance	A	421	271	150	—	150
Partner Re Bermuda	A+	105	84	21	—	21
Platinum Underwriters Reinsurance Inc	A	123	—	123	—	123
Renaissance Reinsurance Ltd	A+	6,019	3,971	2,048	—	2,048
Scor Reinsurance Company	A	180	218	—	—	—
Tokio Millennium Re Ltd	A++	336	271	65	13	52
Torus Insurance (Bermuda) Ltd	A-	—	—	—	—	—
Transatlantic	A	393	317	76	—	76
WR Berkley Europe Ltd	A	8	—	8	5	3
Wurttembergische Versicherung Ag	NR	66	—	66	59	7
		$45,426	$16,571	$28,931	$692	$28,241

Note:
If our ceded balance payable to a reinsurer exceeds our total recoverable from that reinsurer, we reflect the net recoverable from that reinsurer as “—” in this schedule as we do not have a right of offset with the other reinsurance carriers.

The net unsecured recoverable amount from the FHCF decreased from $29,665 at December 31, 2010, to $13,395 at December 31, 2011. Effective June 1, 2011, we commuted our 2005 contract with the FHCF; any catastrophe losses we incur (in excess of amounts we reported to the FHCF as of June 1, 2011) on events that occurred during the 2005 contract year that would otherwise have been covered by the FHCF contract prior to commutation will not be reimbursed by the FHCF, though our contracts with our private reinsurers remain in effect with respect to such losses. We settled all outstanding claims with the FHCF related to Hurricane Wilma for $12,738, which we received during the third quarter of 2011. At the time we commuted the contract, our reinsurance recoverable included $13,630 of unpaid losses related to Hurricane Wilma. As a result of settling for less than what we had already recorded as ceded losses, our catastrophe losses incurred for prior accident years increased by $892. Since we have settled all outstanding claims with the FHCF, the net unsecured recoverable amount represents the unearned portion of the premiums we paid to the FHCF for the most current contract year.

UNITED INSURANCE HOLDINGS CORP.

REGULATION

We are subject to the laws and regulations of the states in which we conduct business, and will become subject to the laws and regulations of any other states in which we seek to conduct business in the future. The regulations are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, maintenance of reserves, risk-based capital, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges, dealings with policyholders and a variety of other financial and non-financial components of our business. From time to time, individual states and/or the NAIC propose new regulations and/or legislation that affect us. We can neither predict whether any of these proposals in the various jurisdictions might be adopted, nor what effect, if any, their adoption may have on our results of operations or financial position.

The various insurance regulatory authorities have broad regulatory, supervisory and administrative powers over insurance companies. Such powers include, among others, the granting and revocation of licenses to transact business, the licensing of agents, the creation of solvency standards, the imposition of restrictions on the type, quality and/or concentration of investments, the approval of policy forms and rates, the review of reinsurance contracts, the periodic examination of the affairs of insurance companies, and the specification of the form and content of required financial statements.

Our UPC subsidiary provides audited statutory financial statements to the various insurance regulatory authorities. With regard to periodic examinations of an insurance company's affairs, insurance regulatory authorities, in general, defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities from any state in which we operate may conduct examinations at their discretion. Florida's insurance regulatory authority completed its most recent financial examination pertaining to our December 31, 2009 Annual Statement in September 2010 and reported no material adverse findings. We are currently awaiting the results of the most recent market conduct examination completed by Florida's insurance regulatory authority in November 2011.

Florida state law requires UPC to maintain adequate surplus as to policyholders such that 90% of written premiums divided by surplus does not exceed the ratio of 10:1 for gross written premiums or 4:1 for net written premiums. The ratio of net written premium to surplus as of December 31, 2011 was 2.13:1, and UPC’s surplus as to policyholders exceeded the minimum capital required by state laws.

We are subject to various assessments imposed by governmental agencies or certain quasi-governmental entities. While we can recover from policyholders any assessments imposed upon us, our payment of the assessments and our recoveries through policy surcharges may not offset each other in the same fiscal period in our financial statements. See Note 2(j) in the Notes to Consolidated Financial Statements for more information regarding our accounting policy for assessments, and Note 10 in the Notes to Consolidated Financial Statements for additional information regarding the assessments that we are currently collecting.

RESTRICTIONS ON DIVIDEND PAYMENTS

Under Florida law, a Florida-domiciled insurer like UPC may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

1.	the lesser of:

a.	ten percent of UPC’s capital surplus, or

b.	net income, not including realized capital gains, plus a two-year carryforward

2.	ten percent of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or

UNITED INSURANCE HOLDINGS CORP.

3.	the lesser of:

a.	ten percent of capital surplus, or

b.	net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Alternatively, UPC may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

1.	the dividend is equal to or less than the greater of:

a.	ten percent of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains, or

b.	the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and:

2.	the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made, and

3.	the insurer files a notice of the dividend or distribution with the insurance regulatory authority at least ten business days prior to the dividend payment or distribution, and

4.
the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders.

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time.

RISK-BASED CAPITAL REQUIREMENTS

To enhance the regulation of insurer solvency, the NAIC published risk-based capital guidelines for insurance companies designed to assess capital adequacy and to raise the level of protection statutory surplus provides for policyholders. The guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Insurance regulatory authorities could require UPC to cease operations in the event it fails to maintain the required statutory capital. At December 31, 2011, UPC exceeded the risk-based capital requirements.

INSURANCE HOLDING COMPANY REGULATION

As a holding company of an insurance subsidiary, we are subject to laws governing insurance holding companies in Florida. These laws, among other things, (i) require us to file periodic information with the insurance regulatory authority, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between our affiliates and us, including the amount of dividends and other distributions and the terms of surplus notes and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our common stock could be presumed to have acquired control of us unless the insurance regulatory authority, upon application, determines otherwise.

UNITED INSURANCE HOLDINGS CORP.

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge UPC for services (e.g., management fees and commissions). We have a long-term management agreement between UPC and UIM, which presently provides for monthly management fees. The Florida insurance regulatory authority must approve any changes to this agreement.

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

Most states also have insurance laws requiring that rate schedules and other information be filed with the insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The insurance regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory.

Most states require licensure or insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval.

INVESTMENTS

With respect to our investments, we primarily attempt to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments UPC can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities.

An outside asset management company, which has authority and discretion to buy and sell securities for us, manages our investments subject to (i) the guidelines established by our Board of Directors, and (ii) the direction of management. We have the ability to direct our asset manager to make changes and to hold, buy or sell securities in our portfolio.

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $165,898 at December 31, 2011.

UNITED INSURANCE HOLDINGS CORP.

The following table summarizes our investments, by type:

	December 31, 2011		December 31, 2010
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$48,119	38.7%	$32,895	60.3%
States, municipalities and political subdivisions	18,366	14.8%	12,979	23.8%
Corporate securities	53,356	43.0%	4,047	7.4%
Redeemable preferred stocks	537	0.4%	762	1.4%
Total fixed maturities	120,378	96.9%	50,683	92.9%
Common stocks	3,123	2.5%	3,048	5.6%
Nonredeemable preferred stocks	458	0.4%	567	1.0%
Total equity securities	3,581	2.9%	3,615	6.6%
Other long-term investments	300	0.2%	300	0.5%
Total investments	$124,259	100.0%	$54,598	100.0%

FINANCIAL STABILITY RATING

Financial stability ratings are important to insurance companies in establishing their competitive position and such ratings may impact an insurance company’s sales. Demotech maintains a letter-scale financial stability rating system ranging from A** (A double prime) to L (licensed by insurance regulatory authorities); they have assigned UPC a financial stability rating of A, which is the third highest of six rating levels. According to Demotech, "Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of A possess Exceptional financial stability related to maintaining surplus as regards policyholders at an acceptable level.” With a financial stability rating of A, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at our investors. At least annually, based on year-to-date results as of the third quarter, Demotech reviews our rating and may revise it upward, downward or revoke it at their sole discretion.

EMPLOYEES

As of March 2012, we have 50 full-time employees, including two executive officers. We are neither party to any collective bargaining agreements nor have we experienced any work stoppages or strikes as a result of labor disputes. We believe we have good working relationships with our employees.

AVAILABLE INFORMATION

We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. You may view these reports at www.upcic.com.

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

UNITED INSURANCE HOLDINGS CORP.

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

Though we expanded into South Carolina during 2010 and Massachusetts in 2011, we still write approximately 95% of our premium in Florida; therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

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

We utilize a large network of agency groups and individual agencies to distribute our products; however, two agency groups produce approximately 55% of our gross premiums written (exclusive of any premiums assumed). During 2011, the agency group producing the most business for us generated approximately 31% of our direct premiums written, while the agency group producing the next largest amount of business for us generated approximately 24% of our direct premiums written. Loss of all or a substantial portion of the business provided through these two producing agency groups may cause a material adverse effect on our results of operations.

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

Our financial results may vary from period to period based on the timing of our collection of government-levied assessments from our policyholders.

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

With regard to our note payable to the Florida SBA, we incurred additional interest expense during the first quarter of 2011 because we did not write enough premiums during the fourth quarter of 2010 to exceed the threshold required by the writing ratio covenants. As a remedy for covenant violations related to the note payable, the Florida SBA may make the note due and payable upon demand. Any demand by the Florida SBA for payment related to the note, whether immediate payment of the full balance or some other amount, is subject to approval by the insurance regulatory authority in Florida. Should the insurance regulatory authority grant approval of a demand for immediate full payment, such payment could cause a material adverse effect on our cash flows and financial position. We did not violate any of the covenants during the year ended December 31, 2011.

Our failure to implement and maintain adequate internal controls over financial reporting in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have complied with the provisions regarding annual management assessments of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 during 2011.

If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards as then in effect, and as supplemented or amended from time to time, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, effective internal controls are

UNITED INSURANCE HOLDINGS CORP.

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

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our contractors' and third-party administrators' ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as the processing of policies and the adjusting of claims. Because our information technology and telecommunications systems interface with and depend on these third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary damages, damage to our reputation and significant increases in compliance costs. As a result, our ability to conduct our business might be adversely affected.

Our success has been and will continue to be greatly influenced by our ability to attract and retain the services of senior management.

Our senior executive officers play an integral role in the development and management of our business.  We do not maintain any key person life insurance policies on any of our officers or employees.  The loss of the services of any of our senior executive officers could have an adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

In August 2011, our Chief Executive Officer, Donald Cronin, advised the Board of his desire to retire at the end of the 2011 hurricane season, or at such earlier time as his successor is identified.  On November 14, 2011, we entered into an employment and advisor agreement with Mr. Cronin, which provides that he will remain in his position as Chief Executive Officer of the Company until the earlier of May 1, 2012, or the appointment of his successor.   Effective February 13, 2012, Mr. Cronin began a temporary leave of absence for health reasons.   We have not established a detailed management succession plan; therefore, our Board of Directors may have to search outside of our company for a qualified permanent replacement for our Chief Executive Officer.  The search may be prolonged and we cannot assure you that we will be able to locate and hire a qualified replacement. Effective transition to Mr. Cronin's successor will be important to the future success of our business strategies and operations.

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

States have from time to time passed legislation, and regulators have taken action, that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas, or mandating that insurers participate in residual markets. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Further, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes requires approval of insurance regulatory authorities. Our ability or willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and our ability to penetrate other geographic markets, which may cause a material adverse effect on our results of operations, financial position and cash flows. We cannot predict whether and to what extent new legislation and regulations that would affect our ability to manage our exposure to catastrophic events will be adopted, the timing of adoption or the effects, if any, they would have on our ability to manage our exposure to catastrophic events.

The insurance industry is heavily regulated and further restrictive regulation may reduce our profitability and limit our growth.

The insurance industry is extensively regulated and supervised. Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders and other investors. Regulatory systems also address authorization for lines of business, capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, licensing, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business.

In February 2012, we received a letter from the Florida Office of Insurance Regulation indicating that the OIR determined that UPC and Kingsway Amigo Insurance Company (Kingsway), and all of their existing subsidiaries and affiliates, are affiliated entities due to their common managerial control.  As a result of the foregoing, among other things, UPC may not transfer any assets to Kingsway or any of its affiliates without the prior written approval of the OIR.  Potential further restrictive regulation may sometimes lead to additional expenses, increased legal exposure, limit our ability to grow or or to improve the profitability of our business.

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

UNITED INSURANCE HOLDINGS CORP.

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

Our inability to collect from our reinsurers on our reinsurance claims could cause a material adverse affect on our results of operation and financial condition.

Although reinsurers are liable to us to the extent of the reinsurance coverage we purchase, we remain primarily liable as the direct insurer on all risks that we reinsure; therefore, our reinsurance agreements do not eliminate our obligation to pay claims. As a result, we are subject to risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: i) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or ii) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial position of our reinsurers and cause them to default on their obligations.

While we will attempt to manage these risks through underwriting guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. As a result, our exposure to credit risk may cause a material adverse effect on our results of operations, financial position and cash flow.

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

We may decide to invest an additional portion of our assets in equity securities or other investments, which are subject to greater volatility than fixed maturities. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the fair value of our equity securities or other investments, and could adversely affect the realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments, we may incur losses on sales of our investments and we may be required to write down the value of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

The fair value of our investment portfolio is also subject to valuation uncertainties. The valuation of investments is more subjective when the markets are illiquid and may increase the risk that the estimated fair value of our investment portfolio is not reflective of prices at which actual transactions would occur.

Our determination of the amount of other-than-temporary impairment to record varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective investment type. We revise our evaluations and assessments as conditions change and new information becomes available, and we reflect changes in other-than-temporary impairments in our Consolidated Statements of Income. We base our assessment of whether other-than-temporary impairments have occurred on our case-by-case evaluation of the underlying reasons for the decline in fair value.

UNITED INSURANCE HOLDINGS CORP.

We can neither provide assurance that we have accurately assessed whether the impairment of one or more of our investments is temporary or other-than-temporary, nor that we have accurately recorded amounts for other-than-temporary impairments in our financial statements. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

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

UNITED INSURANCE HOLDINGS CORP.

We cannot guarantee that UPC will maintain its current A rating by Demotech. Any downgrade of this rating could reduce our ability to retain and attract policyholders and agents and our ability to compete, which may cause a material adverse effect on our results of operations and financial position.

RISKS RELATED TO INVESTING IN UNITED’S COMMON STOCK

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and at prices that you find appropriate.

Investors trade our common stock via the Over-The-Counter Bulletin Board, which provides less liquidity than national securities exchanges. In addition to the already less liquid market, trading in our common stock has been extremely limited, further reducing its liquidity. The lack of liquidity in our common stock results not only from limited trading, but also from delays in the timing of transactions and a dearth in security analysts’ and the media’s coverage of United. As a result, you may obtain lower prices for our common stock than you might otherwise obtain in more liquid markets and you may experience a larger spread between the bid and ask prices for our common stock. In addition, requirements imposed by the SEC on brokers engaging in “penny stock” transactions may further reduce the market liquidity of our securities.

Dividend payments on our common stock in the future is uncertain.

We have paid dividends on our common stock in the past; however, we provide no assurance or guarantee that we will continue to pay dividends in the future. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

The substantial ownership of our common stock by our officers and directors allows them to exert significant control over matters submitted to our stockholders.

Our officers and directors beneficially own approximately 31% of UIHC at December 31, 2011. As a result, they can exert significant influence over the following:

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

Provisions in our charter documents and state law may make it harder for others to obtain control of us even though some stockholders might consider such a development to be favorable.

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

UNITED INSURANCE HOLDINGS CORP.

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

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, the instructions to Form 10-K do not require us to make disclosures under this Item.

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

Item 4. Mine Safety Disclosures

Not applicable

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock, which commenced public trading on November 7, 2007, is traded on the Over-the-Counter Bulletin Board under the symbol UIHC.

The table below sets forth, for the calendar quarter indicated, the high and low bid quotations of our common stock as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Bid Quotation
	High	Low
2011
Fourth Quarter	$4.43	$4.00
Third Quarter	4.25	4.25
Second Quarter	4.50	2.00
First Quarter	3.60	2.95
2010
Fourth Quarter	4.15	2.05
Third Quarter	2.95	1.85
Second Quarter	3.60	2.95
First Quarter	4.75	3.10

Prior to the fourth quarter of 2011, warrants, each allowing for the purchase of one share of our common stock, and units, consisting of one share of our common stock and one warrant, remained outstanding and could be traded. In October 2011, all outstanding warrants, including those attached to units, expired.

HOLDERS OF COMMON EQUITY

As of March 14, 2012, we had 45 holders of record of our common stock.

DIVIDENDS

In the fourth quarter of 2011, we declared and paid a quarterly dividend of $0.05 per share. In the second quarter of 2010, we paid a quarterly dividend of $0.05 per share that we declared in the first quarter of 2010. We did not pay any other dividends during 2011 or 2010. Any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

See Note 10 to our consolidated financial statements for a discussion of restrictions on future payments of dividends by UPC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have no compensation plans or arrangements under which equity securities are authorized for issuance.

UNITED INSURANCE HOLDINGS CORP.

RECENT SALES OF UNREGISTERED SECURITIES

During 2011, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During the fourth quarter of 2011, we did not repurchase any of our equity securities.

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

OUR BUSINESS

Through our wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida, South Carolina and Massachusetts. We incorporated three of our subsidiaries under Florida law, including United Property and Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. In April 2011, we formed a fourth subsidiary, UPC Re. Operating as a reinsurer under the laws of the Cayman Islands, UPC Re provides reinsurance protection to UPC.

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

On July 1, 2010, UPC began writing policies in South Carolina and assumed a book of business in that state. On November 1, 2011, UPC began writing policies in Massachusetts. Also during 2011, the insurance regulatory authority in Rhode Island authorized UPC to write and service property and casualty lines in that state, and we currently expect UPC to begin writing policies in Rhode Island during the first quarter of 2012. We have applied to insurance regulatory authorities in two additional states to allow UPC to write property and casualty lines. We began operating in new states in an effort to reduce our geographic concentration of exposure to catastrophic losses, as well as our geographic concentration of credit risk.

To reach a broad range of prospective policyholders, we use numerous independent agents to produce policies for us, and we also assume policies from Citizens Property Insurance Corporation and from other carriers. We refer to policies produced by our agents as direct policies or direct business. As of December 31, 2011, policies we originally assumed from Citizens represented only 13% of our homeowner in-force policies, while direct policies and policies we assumed from other carriers represent 87% of our homeowner in-force policies. At December 31, 2011, we had approximately 101,800 homeowner policyholders, compared to 80,500 at December 31, 2010.

The table below displays the average rate increases we have implemented during the years ended December 31, 2011, 2010 and 2009. Applying a rate increase to all policies that were in force on the date the increase became effective takes up to one

UNITED INSURANCE HOLDINGS CORP.

year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income. The rate increases we implemented during 2009 and 2010 have now been applied to all policies in force; the 2009 rate increases have already fully affected earned premium, but the 2010 rate increases will continue to impact earned premium into the first quarter of 2012. We continue to apply the rate increases we implemented during 2011 to renewals of policies in force, and the 2011 rate increases will continue to affect our earned premium through the fourth quarter of 2013.

	Average Rate Increase
	FL	SC
Homeowners Policies
Dec. 2011	—%	6.0%
Nov. 2011	7.5%	—%
May 2011	15.9%	—%
Mar. 2010	14.0%	—%
Sep. 2009	12.7%	—%
Dwelling Policies
Nov. 2011	15.0%	—%
Apr. 2010	14.7%	—%
Oct. 2009	15.0%	—%

We file for rate increases when necessary to ensure that we collect enough premium to pay valid insured claims, reinsurance costs and other expenses. Insurance regulatory authorities must approve or deny any proposed rate increase we file. We currently do not have any pending rate increases.

Effective June 1, 2011, we commuted our 2005 contract with the FHCF; any catastrophe losses we incur (in excess of amounts we reported to the FHCF as of June 1, 2011) on events that occurred during the 2005 contract year that would otherwise have been covered by the FHCF contract prior to commutation will not be reimbursed by the FHCF, though our contracts with our private reinsurers remain in effect with respect to such losses. We settled all outstanding claims with the FHCF related to Hurricane Wilma for $12,738, which we received during the third quarter of 2011. At the time we commuted the contract, our reinsurance recoverable included $13,630 of unpaid losses related to Hurricane Wilma. As a result of settling for less than what we had already recorded as ceded losses, our losses incurred increased by $892.

On August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our directors, Larry Swets, serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. Mr. Swets also serves as a managing director of the limited liability company that serves as the general partner of Acadia Acquisition Partners, L.P., the parent company of Hamilton Risk Management Co. (HRM). The MSA, which is effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulates that 1347 Advisors shall provide us with the services of an interim CFO, in addition to actuarial and other analysis services. Hassan Baqar serves as our interim CFO under the MSA. Mr. Baqar also serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we pay 1347 Advisors a monthly consulting fee of $60 plus any reasonable expenses.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2(o) in the Notes to Consolidated Financial Statements for a discussion of recent accountings standards that may affect us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we are required to make estimates and assumptions about future events that affect the amounts reported. Certain of these estimates

UNITED INSURANCE HOLDINGS CORP.

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

•
Reserves for loss incurred but not reported (IBNR reserves) – Our IBNR reserves include true IBNR reserves plus "bulk" reserves. Bulk reserves represent additional amounts that cannot be allocated to particular claims, but which are necessary to estimate ultimate losses on known claims. We estimate our IBNR reserves by projecting the ultimate losses using the methods discussed below and then deducting actual loss payments and case reserves from the projected ultimate losses. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

When we establish our reserves, we analyze various factors such as our historical loss experience and that of the insurance industry, claims frequency and severity, our business mix, our claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. A change in any of these factors from the assumptions implicit in our estimates will cause our ultimate loss experience to be better or worse than indicated by our reserves, and the difference could be material. Due to the interaction of the aforementioned factors, there is no precise method for evaluating the impact of any one specific factor in isolation, and an element of judgment is ultimately required. Due to the uncertain nature of any projection of the future, the ultimate amount we will pay for losses will be different from the reserves we record.

We determine our ultimate loss reserves by selecting a point estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the point estimate is influenced by the analysis of our paid losses and incurred losses since inception. For each accident year, we estimate the ultimate incurred losses for both known and unknown claims. In establishing this estimate, we calculate high, low, and expected values from the distribution of ultimate loss estimates compiled from the results of the actuarial models discussed below.

Estimation of the Reserves for Unpaid Losses

We calculate our estimate of ultimate losses by using the following actuarial models. We separately calculate the models using paid loss data and incurred loss data. In the versions of these models based on incurred loss data, the incurred losses are defined as paid losses plus case reserves. For this discussion of our loss reserving process, the word "segment" refers to a subgrouping of our claims data, such as by geographic area and/or by particular line of business; it does not refer to operating segments.

•
Loss Development – This model estimates ultimate losses based on the historical development patterns of losses by accident year. Data known as loss development factors drive the loss-development-based models. We calculate loss development factors by age period (i.e., 12-24 months, 24-36 months, etc.) by taking the total incurred or paid losses

UNITED INSURANCE HOLDINGS CORP.

for each accident year as of the current period's balance sheet date and dividing by the total incurred or paid losses for each accident year as of the prior period's balance sheet date. We then calculate averages of the resulting loss development factors in each age period, such as the three-year average, five-year average, cumulative average, and cumulative average excluding the high and low. Finally, we evaluate the calculated loss development factors and their resulting averages and use judgment to select a particular loss development factor per age period, which we then use to project expected ultimate losses by accident year.

•
Actual versus Expected Loss Development – This model estimates ultimate losses by adjusting the ultimate losses as projected in the prior period's analysis for the actual experience during the most recent period. For example, if the 2010 actuarial analysis projected that we would pay losses of $1,000 for the 2010 accident year during 2011 for a particular segment, but we actually paid losses of $800 during 2011 for the 2010 accident year for that segment, then we lower estimated ultimate losses for that segment by $200.

•
Bornhuetter-Ferguson Pure Premium – This model estimates ultimate losses based on earned exposures, expected pure premium and the historical development patterns of losses. We use earned exposures as a proxy for the number of risks insured, and we calculate pure premium as the amount of incurred losses divided by earned exposures. Whereas the Actual versus Expected Loss Development model uses a fixed amount (ultimate losses as calculated in the prior year's analysis) as its starting point, this Bornhuetter-Ferguson model uses data from the prior year's analysis to recalculate a starting expectation of ultimate losses based on pure premium. From then on, this model functions like the Actual versus Expected Loss Development model in that we adjust the starting expectation of ultimate losses for the actual experience during the most recent period.

The loss-development-based models are easy to use and comparable to industry benchmarks, but potential volatility in the calculated factors, as well as an element of subjectivity in the selected factors, slightly weakens the effectiveness of the method. The volatility arises from a number of factors such as inflation, changes in reserving practices, changes in underwriting criteria and geographic concentration.

The Bornhuetter-Ferguson model is generally more stable than the loss-development-based models, but this relative strength comes at the cost of less responsiveness to real changes in loss experience.

Reliance and Selection of Methods. The various models we use have strengths and weaknesses that depend upon the circumstances of the segment and the age of the claims experience we analyze. The nature of our book of business allows us to place substantial, but not exclusive, reliance on the loss-development-based models. Ultimately, this means the main assumptions of the loss-development-based models, the selected loss development factors, represent the most critical aspect of our loss reserving process. We use the same set of loss development factors in the models during our loss reserving process that we also use to calculate the premium necessary to pay expected ultimate losses.

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

FAIR VALUE OF INVESTMENTS

As discussed in Note 2(c) in our Notes to Consolidated Financial Statements, we value our investments at fair value using quoted prices from active markets, to the extent available. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. The fair value for our fixed-maturities is calculated by a third-party pricing service using methods described in Note 3. Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Consolidated Balance Sheets.

UNITED INSURANCE HOLDINGS CORP.

INVESTMENT PORTFOLIO IMPAIRMENTS

Quarterly, we perform an assessment of our available-for-sale investments to determine if any are other-than-temporarily impaired. See Note 2(b) in our Notes to Consolidated Financial Statements for further information regarding our impairment testing.

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

ANALYSIS OF FINANCIAL CONDITION - DECEMBER 31, 2011 COMPARED TO DECEMBER 31, 2010

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes.

Investments

We classify all of our investments as available-for-sale. Our investments at December 31, 2011 and 2010 consisted mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Our equity holdings consist mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. Most of the corporate bonds we hold reflect a similar diversification. At December 31, 2011, approximately 85% of our fixed maturities are U.S. Treasuries or corporate bonds rated “A” or better, and 15% are corporate bonds rated “BBB”.

During the fourth quarters of 2011 and 2010, we recorded impairment charges of $31 and $97, respectively, after determining that impairments related to one of our equity securities and three of our equity securities, respectively, were other-than-temporary.

In December 2010, we sold $52,570 of fixed maturities to realize the gains related to those securities. We made the decision to recognize the gains at that time rather than in the future because of the uncertainty regarding capital gains taxes and whether the Federal government would increase such taxes. We also believed that interest rates on fixed maturities would begin to increase; therefore, we wanted to have more cash on hand to buy what we expected would be securities with higher interest rates than the interest rates on the securities we sold. Early in 2011, we had not yet found the higher-yield fixed maturities we expected, so we slowly began to reinvest portions of the proceeds from the December 2010 sales in US Treasury securities. Beginning approximately in the late second quarter of 2011, we began to find the higher-yield corporate bonds that we had expected, and we reinvested the remaining portions of the proceeds from the December 2010 sales.

The overall change in our net unrealized holding gains (losses) primarily resulted from the realization of gains on sales of our fixed maturities in December 2010. At December 31, 2011, securities in an unrealized loss position for a period of twelve months or longer reflected gross unrealized losses of $64; approximately $42 of the total related to five fixed maturities for which we have no plan to sell and for which we expect to fully recover our cost basis. The other four securities are equity securities with total unrealized losses of $22. We reviewed these securities and determined that we did not need to record impairment charges at December 31, 2011.

UNITED INSURANCE HOLDINGS CORP.

Various states in which we operate require us, by statute, to maintain deposits to secure the payment of claims. The table below summarizes our statutorily-required deposits as of December 31, 2011.

	Type of Security Deposited	Cost/Amortized Cost	Fair Value
Florida	Certificate of Deposit	$300	$300
Amount reflected in other long-term investments		300	300
South Carolina	U.S. Treasury Note	1,001	1,003
Massachusetts	Municipal Bond	104	111
Amount reflected in fixed maturities		1,105	1,114
Securities deposited with insurance regulatory authorities		$1,405	$1,414

The CD we deposited with the Florida insurance regulatory authority is a twelve-month, automatically renewing CD. The par values of the securities we deposited with the South Carolina and Massachusetts insurance regulatory authorities are $1,000 and $100, respectively.

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

Our catastrophe reinsurance agreements provide us coverage against severe weather events. For our catastrophe reinsurance program, we entered into the Private Agreement for a total premium of $40,774, which was finalized on September 30, 2011 without adjustment. We entered into the FHCF Agreement for a total premium of $33,659. The Private Agreement provides coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The FHCF Agreement provides coverage only against storms that are designated as hurricanes by the National Hurricane Center. We entered into our RPP Agreement for a premium of $11,509, and our Per Risk Agreement for a premium of $870. See Note 6 in our Notes to Consolidated Financial Statements for additional information regarding our reinsurance program.

We signed our 2011-2012 reinsurance agreements for a cost that exceeded the prior year's contract cost by $2,183. As a result, our prepaid reinsurance costs and reinsurance payable increased over the respective amounts at December 31, 2010.

Reinsurance recoverable decreased from the amount at December 31, 2010 primarily as a result of our commutation of the 2005 FHCF contract. We collected $3,347 from the FHCF in 2011 prior to the commutation, and the FHCF paid us $12,738 directly related to the commutation during the third quarter of 2011. The remaining decrease resulted from collections of 2010's reinsurance recoverable amounts and the continually decreasing number of open claims subject to reimbursement by our reinsurers.

RESULTS OF OPERATIONS - 2011 COMPARED TO 2010

UNITED INSURANCE HOLDINGS CORP.

Gross Premiums Written

Two factors primarily caused the $45,169 increase in our gross premiums written: (i) we wrote more policies during 2011, and (ii) previously-discussed rate increases continued to have a positive effect.

We wrote approximately 22,250 more policies during 2011 than we did during 2010. Though we renewed approximately 2,700 policies during the year that we originally assumed from Citizens, the remainder of the increase in policies written resulted from our efforts to increase writings in less risk-prone geographic areas of Florida, as well as from writing for a full year in South Carolina during 2011 versus only six months during 2010. An increase in policyholder retention to 90% from 85% also contributed to the increase in policies written.

Gross Premiums Earned

Our gross premiums earned increased $25,530 due to the increase in policies written and the effects of the rate increases we implemented.

Net Investment Income and Net Realized Gains

For the reasons discussed in the Investments subsection of ANALYSIS OF FINANCIAL CONDITION - DECEMBER 31, 2011 COMPARED TO DECEMBER 31, 2010, we reinvested proceeds in 2011 from investment sales we made in December 2010 to realize a specific pool of unrealized gains. Because we had to reinvest the proceeds in low-yield US Treasury securities early in the year and did not begin investing the proceeds in higher-yield fixed maturities until later in the year, we recognized less interest income in 2011 than we did during 2010, primarily contributing to the decrease of $1,056 in net investment income.

Our realized investment gains decreased $4,188 primarily because we did not sell a significant amount of our investment securities during 2011, as we did during 2010.

Losses

Losses decreased $3,672 because, during 2011, we paid less than we expected to pay for non-catastrophe claims incurred in prior years and for catastrophe claims incurred in prior years. The favorable development we experienced totaled approximately $3,564, consisting of $1,414 favorable development on non-catastrophe claims incurred in prior years and $2,150 on catastrophe claims incurred in prior years. As a result of the favorable development, we reduced our estimate of ultimate non-catastrophe losses and catastrophe-related losses, most of which we no longer cede to reinsurers. In addition, our loss ratio improved from the prior year's loss ratio; therefore, losses and LAE did not increase in conjunction with the increase in policies written as they otherwise would have if the loss ratio had remained the same as in the same period of the prior year.

Policy Acquisition Costs

Policy acquisition costs increased $4,155 because, during 2011, we amortized more agents' commissions and policy administration costs as a result of the increase in premiums written that began during the second half of 2010 and continued throughout 2011.

Operating Expenses

Operating expenses increased $1,122 primarily as a result of our continuing efforts to expand and geographically diversify our book of business. Our efforts caused our marketing and advertising expenses to increase by $258. The resulting increase in premiums written caused our home inspection expenses to increase $388 and our underwriting report expenses to increase $486.

UNITED INSURANCE HOLDINGS CORP.

General and Administrative Expenses

Our expansion efforts also caused an increase of $2,168 in our general and administrative expenses, primarily due to salary and payroll-related costs which increased $1,071. Salaries increased by $524 because we added a net total of five employees during the year and because we awarded merit increases to most employees. Payroll-related costs increased by $122, mostly a result of increasing health care expenses. We also awarded $425 in bonuses during the year, while we did not award bonuses during 2010. In addition to the increases in salary and payroll-related costs, our use of actuarial and consulting services increased $345 primarily due to additional rate filings and additional loss reserve reviews, our amortization increased $167 because we recorded a full year of amortization on the intangible asset related to the assumption from Sunshine State Insurance Company, and we incurred $110 in fees related to a market conduct exam performed by the Florida insurance regulatory authority during the year.

Interest Expense

The decrease of $1,219 in interest expense related to the fact that we had the 11% merger-related notes payable during 2010 until we retired those notes in May of that year. We also had a $4,327 loan outstanding until February of 2010. We have not increased our debt since retiring the aforementioned obligations.

Provision (Benefit) for Income Tax

We recorded a provision for income taxes for 2011, compared to a benefit in 2010 resulting from our operating loss. Our effective tax rate for 2011 was 37.9%, compared to 34.3% for 2010.

RESULTS OF OPERATIONS - 2010 COMPARED TO 2009

Gross Premiums Written

Two factors primarily caused the increase of $2,797 in our gross premiums written: (i) an increase in average in-force premium per policy, partially offset by (ii) a decrease in policies-in-force.

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

Gross Premiums Earned

Two factors caused the decrease of $1,086 in our gross premiums earned: (i) a $3,833 increase in gross unearned premiums that resulted from our writing $4,066 more during the fourth quarter of 2010 compared to the fourth quarter of 2009, offset by (ii) an increase in gross written premiums discussed above.

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

UNITED INSURANCE HOLDINGS CORP.

Ceded Premiums Earned

Ceded premiums earned increased $10,240 because the cost of our 2008-2009 contracts was $34,528 lower than the cost of our 2009-2010 contracts. As a result, for the first five months of 2009, our reinsurance costs were substantially less than our reinsurance costs for the first five months of 2010. The effect of the increase described was partially offset because we recorded contractually-allowed reductions to our 2010-2011 reinsurance premium totaling $3,921, while we recorded adjustments to increase our 2009-2010 reinsurance premium by $1,737.

Net Investment Income

The decrease of $952 in our net investment income primarily resulted from a $556 decrease in bond interest income. Also contributing to the overall decline was a $242 decrease in interest income related to our cash and short-term securities due to lower investment yields.

Bond interest income decreased because we sold fixed maturities or allowed them to mature in an amount totaling $155,616 throughout 2010. As noted earlier, $52,570 of the $155,616 originated from sales during December 2010, and at December 31, 2010, we were still holding a portion of the proceeds from those December sales and from earlier sales and maturities to reinvest in what we expected would be securities with higher interest rates than the interest rates on the securities we sold.

Net Realized Investment Gains

Net realized investment gains increased $2,509 because, during December 2010, we sold $52,570 of fixed maturities to realize the gains related to those securities. We made the decision to recognize the gains at that time rather than in the future because of the uncertainty regarding capital gains taxes and whether the Federal government would increase such taxes. We also believed that interest rates on fixed maturities would begin to increase; therefore, we wanted to have more cash on hand to buy what we expected would be securities with higher interest rates than the interest rates on the securities we sold. In 2009, we did not sell securities on the scale that we did in 2010.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased $1,781 because we only recorded an impairment charge of $97 related to three equity securities in 2010 compared to an impairment charge of $1,878 related to 29 equity securities in 2009.

Losses

The increase of $1,778 in losses incurred during 2010 primarily resulted from $1,006 adverse loss development on prior year claims. The adverse development resulted from claims payments that exceeded prior year estimations and from increases we made to our estimates of ultimate losses on prior year claims. We also increased our estimates of ultimate losses on claims incurred during 2010 as a result of the adverse development described. During 2009, we experienced positive development of $2,976 on prior year claims, mostly related to our homeowners policies.

Although we experienced adverse development on prior accident years, our losses incurred in the 2010 accident year improved. In addition to accident-year decreases in our claims frequency, claims severity and loss incurred per exposure, a decrease in homeowners exposures, coupled with the premium rate increases, impacted the 2010 accident year incurred losses.

Policy Acquisition Costs

Policy acquisition costs decreased $1,061 primarily for two reasons. We amortized less agents' commissions in 2010 as a result of the reduction in premiums written in late 2009 and early 2010. Also, we incurred additional fees from Computer Sciences Corporation in 2009 related to their conversion and processing of data from our former policy administrator; we incurred no such fees during 2010.

UNITED INSURANCE HOLDINGS CORP.

Operating Expenses

The decrease of $1,250 in our operating expenses primarily resulted because we incurred a $1,045 assessment during 2009 that we did not incur during 2010, offset by various changes in other operating expenses.

General and Administrative Expenses

The increase of $474 in our general and administrative expenses primarily resulted from a $234 increase in professional fees and from $159 of amortization related to the intangible asset that resulted from the assumption of South Carolina policies. The remaining increases were in expense categories that were individually not significant.

Other Income (Expenses)

Other income (expenses) increased $726 because we recorded a $726 loss on the early extinguishment of our $18,280 merger-related notes during the second quarter of 2010. The $726 represents the unamortized original issue discount that we wrote off upon extinguishing the notes.

Provision for (Benefit From) Income Taxes

Due to our operating loss for 2010, we recorded a benefit for income taxes compared to recording tax expense for 2009. Our effective tax rate for 2010 was 34.3%, compared to 35.9% for 2009.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income and the sale or maturity of invested assets. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments.

We do not conduct any business operations of our own; UPC, UIM, UPC Re and SCS conduct the business operations of the consolidated group. As a result, we rely on cash dividends or intercompany loans from UIM to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate UPC, including restricting any dividends paid by UPC and requiring approval of any management fee UPC pays to UIM for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. Our UIM subsidiary pays us dividends primarily using cash from the collection of management fees from UPC, pursuant to a management agreement in effect between those entities.

Operating Activities

During the year ended December 31, 2011, our operations generated cash of $38,649, compared to using $7,943 during the same period in 2010. The increase in cash generated by our operating activities resulted primarily because:

•we collected $40,991 more in premiums from our policyholders,

•we paid $6,344 less in losses to our policyholders,

•	we paid $8,942 less to our reinsurers than during 2010 because of a change in the reinsurance premium payment schedule in 2010,

•	we recovered $4,831 more from our reinsurers due to the commutation of the 2005 FHCF contract,

•	we paid $5,243 more commission to agents as a result of our increased writings, and

•	we paid $4,360 of income tax deposits during 2011 after making no income tax payments in 2010.

UNITED INSURANCE HOLDINGS CORP.

Increases in various other operating expense payments also offset the increases in operating cash.

During 2011, we initially recorded a reinsurance premium payable of $86,812 related to our 2011-2012 reinsurance contracts. We paid our reinsurance premium installments of $30,492 during the third quarter of 2011, $39,933 during the fourth quarter of 2011 and we will pay $16,387 during the first four months of 2012.

Under our current reinsurance contracts, should a single hurricane occur, we retain the first $15,000 of losses and LAE, before our reinsurance agreements provide coverage. Should a single, non-hurricane catastrophic event occur, we retain the first $25,000 of losses, before our reinsurance agreements provide coverage. If catastrophe losses exceed our reinsurance coverage, we will be liable for the excess losses as well. We are dependent on the creditworthiness of our reinsurers and if they do not reimburse us for the claims they reinsure, we remain primarily liable for those claims. For additional information regarding our reinsurance coverage, please see Note 6 in our Notes to Consolidated Financial Statements included herein.

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

Investing Activities

During the year ended December 31, 2011, our investing activities used $68,155 of cash compared to providing $79,921 of cash because our purchases of securities totaled $65,870 more than our sales of securities, a result of our reinvestment of the proceeds from the securities we sold in December 2010 as well as a portion of the excess cash provided by operations. We also purchased a $2,250 note receivable from HRM during 2011.

See Note 3 in our Notes to Consolidated Financial statements for a table that summarizes our fixed maturities at December 31, 2011, by contractual maturity periods.

Financing Activities

During the year ended December 31, 2011, our financing activities used $499 compared to using $27,420 in 2010. The decrease occurred primarily because we retired $22,607 of debt in 2010 while we retired no debt in 2011. We also reduced our bank overdrafts in 2010 by $2,813, while we increased bank overdrafts in 2011 by $1,626.

During May 2011, we became a member of the Federal Home Loan Bank of Atlanta, which provides us access to credit facilities should we choose to make use of financing options. Any use of the credit facilities requires credit approval. In the near term, we do not anticipate a need to access such credit facilities.

The note payable to Florida's State Board of Administration requires UPC to maintain statutory surplus equal to or greater than $50,000 less repayments of principal on the SBA note, catastrophic losses paid since the note originated and any deferred acquisition costs related to Florida policies. At December 31, 2011, the required statutory surplus amount was $41,966. We monitor the surplus as regards policyholders at UPC each quarter and, for various reasons, we occasionally provide additional capital to UPC. During 2011 and 2010, we recorded $3,800 and $4,865 of capital contributions to UPC, respectively. We currently do not foresee a need for any material contributions of capital to UPC; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain a 2:1 ratio of net written premium to surplus (the SBA note agreement defines surplus as the $20,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus to avoid additional interest penalties. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the stated rate of the note. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2011, we were in compliance with the covenants of the SBA note.

UNITED INSURANCE HOLDINGS CORP.

In accordance with Florida law, UPC may pay dividends or make distributions out of that part of statutory surplus derived from its net operating profit and its net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause surplus as to policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as to policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory capital required. At December 31, 2011, UPC's surplus as regards policyholders exceeded minimum risk-based capital requirements.

We prepare our financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires UPC to maintain surplus as to policyholders equal to the greater of 10% of our total liabilities or $5,000. At December 31, 2011, UPC’s surplus as to policyholders was $48,188, exceeding the minimum requirements. Florida law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2011.

We repurchased shares of our common stock in May of 2011. While we have not adopted a formal stock repurchase plan at this time, we may repurchase additional shares of our common stock from time to time as financial conditions permit. We consider several factors in determining whether to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt-to-total-capitalization targets and our expected future cash needs.

On November 9, 2011, our Board of Directors declared a $0.05 per share dividend. We paid the $518 dividend on December 15, 2011 to shareholders of record on November 30, 2011. On March 14, 2012, our Board declared a $0.05 per share dividend. We will pay the $518 dividend on April 5, 2012 to shareholders of record on March 26, 2011. Any future dividends will depend upon circumstances at the time, and our Board must approve and declare any such dividends.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, we have no off-balance-sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 13 in our Notes to Consolidated Financial Statements for a discussion of our related party transactions, including those with HRM and 1347 Advisors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K we are not required to make disclosures under this Item.

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules of United Insurance Holdings Corp. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Kansas City, MO
March 14, 2012

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $116,863 and $50,984, respectively)	$120,378	$50,683
Equity securities (adjusted cost of $3,284 and $3,666, respectively)	3,581	3,615
Other long-term investments	300	300
Total investments	124,259	54,598
Cash and cash equivalents	41,639	71,644
Accrued investment income	986	414
Premiums receivable, net	11,205	7,825
Reinsurance recoverable on paid and unpaid losses	4,458	27,304
Prepaid reinsurance premiums	40,968	38,307
Deferred policy acquisition costs	12,324	9,342
Other assets	4,376	4,187
Total Assets	$240,215	$213,621
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$33,600	$47,414
Unearned premiums	100,130	77,161
Reinsurance payable	16,571	14,982
Other liabilities	17,866	10,536
Notes payable	17,059	18,235
Total Liabilities	185,226	168,328
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 issued; 10,361,849 and 10,573,932 outstanding, respectively	1	1
Additional paid-in capital	75	75
Treasury shares, at cost; 212,083 and zero shares, respectively	(431)	—
Accumulated other comprehensive income	2,341	(216)
Retained earnings	53,003	45,433
Total Stockholders' Equity	54,989	45,293
Total Liabilities and Stockholders' Equity	$240,215	$213,621

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Income

	Year Ended December 31,
	2011	2010	2009
REVENUE:
Gross premiums written	$203,806	$158,637	$155,840
Decrease (increase) in gross unearned premiums	(22,969)	(3,330)	553
Gross premiums earned	180,837	155,307	156,393
Ceded premiums earned	(90,757)	(88,452)	(78,212)
Net premiums earned	90,080	66,855	78,181
Net investment income	2,823	3,879	4,831
Net realized gains	158	4,346	1,837
Other-than-temporary impairments	(31)	(97)	(1,878)
Other revenue	3,388	5,008	5,498
Total revenue	96,418	79,991	88,469
EXPENSES:
Losses and loss adjustment expenses	38,861	42,533	40,755
Policy acquisition costs	29,054	24,899	25,960
Operating expenses	5,090	3,968	5,218
General and administrative expenses	9,674	7,506	7,032
Interest expense	548	1,767	3,177
Total expenses	83,227	80,673	82,142
Income (loss) before other expenses	13,191	(682)	6,327
Other expenses	175	726	—
Income (loss) before income taxes	13,016	(1,408)	6,327
Provision for (benefit from) income taxes	4,928	(483)	2,270
Net income (loss)	$8,088	$(925)	$4,057
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gain on investments	4,291	2,093	4,152
Reclassification adjustment for net realized investment gains	(158)	(4,346)	(1,837)
Reclassification adjustment for other-than-temporary impairments	31	97	1,878
Income tax expense related to items of other comprehensive income	(1,607)	832	(1,595)
Total comprehensive income (loss)	$10,645	$(2,249)	$6,655

Weighted average shares outstanding
Basic and Diluted	10,442,034	10,573,932	10,568,247

Earnings (loss) per share
Basic and Diluted	$0.77	$(0.09)	$0.38

Dividends declared per share	$0.05	$0.05	$0.15

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders' Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock
	Shares	Amount
December 31, 2008	10,548,932	1	—	—	(1,490)	44,416	42,927
Net income	—	—	—	—	—	4,057	4,057
Net unrealized change in investments, net of tax	—	—	—	—	2,598	—	2,598
Issuance of common stock to officers	25,000	—	75	—	—	—	75
Cash dividends on common stock	—	—	—	—	—	(1,586)	(1,586)
December 31, 2009	10,573,932	1	75	—	1,108	46,887	48,071
Net loss	—	—	—	—	—	(925)	(925)
Net unrealized change in investments, net of tax	—	—	—	—	(1,324)	—	(1,324)
Cash dividends on common stock	—	—	—	—	—	(529)	(529)
December 31, 2010	10,573,932	1	75	—	(216)	45,433	45,293
Net income	—	—	—	—	—	8,088	8,088
Net unrealized change in investments, net of tax	—	—	—	—	2,557	—	2,557
Acquisition of treasury stock	(212,083)	—	—	(431)	—	—	(431)
Cash dividends on common stock	—	—	—	—	—	(518)	(518)
December 31, 2011	10,361,849	1	75	(431)	2,341	53,003	54,989

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$8,088	$(925)	$4,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,218	1,106	1,188
Net realized gains	(158)	(4,346)	(1,837)
Other-than-temporary impairments	31	97	1,878
Amortization of discount on notes payable	—	159	419
Loss on extinguishment of debt	—	726	—
Provision for uncollectible premiums	23	42	83
Deferred income taxes, net	(600)	352	1,255
Stock-based compensation	—	—	75
Changes in operating assets and liabilities:
Accrued investment income	(572)	705	273
Premiums receivable	(3,403)	(323)	2,589
Reinsurance recoverable on paid and unpaid losses	22,846	(1,827)	(2,873)
Prepaid reinsurance premiums	(2,660)	1,978	(13,767)
Deferred policy acquisition costs, net	(2,982)	(86)	958
Other assets	371	(398)	(3,047)
Unpaid losses and loss adjustment expenses	(13,814)	3,302	4,014
Unearned premiums	22,969	3,330	(553)
Reinsurance payable	1,589	(13,180)	11,468
Other liabilities	5,703	1,345	267
Net cash provided by (used in) operating activities	38,649	(7,943)	6,447
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	36,594	160,648	81,931
Purchases of investments available for sale	(102,464)	(80,343)	(85,124)
Purchase of note receivable	(2,250)	—	—
Cost of property and equipment acquired	(20)	(73)	(108)
Cost of capitalized software acquired	(15)	(311)	(206)
Net cash provided by (used in) investing activities	(68,155)	79,921	(3,507)
FINANCING ACTIVITIES
Repayments of borrowings	(1,176)	(24,078)	(294)
Repurchases of common stock	(431)	—	—
Dividends	(518)	(529)	(1,586)
Bank overdrafts	1,626	(2,813)	(3,468)
Net cash used in financing activities	(499)	(27,420)	(5,348)
Increase (decrease) in cash	(30,005)	44,558	(2,408)
Cash and cash equivalents at beginning of period	71,644	27,086	29,494
Cash and cash equivalents at end of period	$41,639	$71,644	$27,086

Supplemental Cash Flows Information
Interest paid	$553	$2,298	$2,592
Income taxes paid	$4,360	$—	$3,987

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

We incorporated as a blank-check company in May 2007 under Delaware law, and became a publicly-traded company in October 2007. In September 2008, we acquired an insurance holding company and its subsidiaries, and changed our name to United Insurance Holdings Corp. (UIHC).

Through our wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida, South Carolina and Massachusetts. We incorporated three of our subsidiaries under Florida law, including United Property and Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. In April 2011, we formed a fourth subsidiary, UPC Re. Operating as a reinsurer under the laws of the Cayman Islands, UPC Re provides reinsurance protection to UPC.

The insurance regulatory authorities in Florida, South Carolina and Massachusetts have authorized UPC to write homeowner and dwelling property and casualty lines, as well as flood coverage under the National Flood Insurance Program. In 2011, the insurance regulatory authority in Rhode Island authorized UPC to write in that state, and UPC has applied to insurance regulatory authorities in two additional states to write property and casualty lines. Though the insurance regulatory authority has authorized UPC to write a commercial line of business in Florida that includes auto and multi-peril coverage, we voluntarily discontinued writing that line as of May 31, 2009.

We operated exclusively in Florida until July 1, 2010, when we began writing our policies in South Carolina. We also assumed a book of business in South Carolina from Sunshine State Insurance Company as of July 1, 2010, representing $5,294 of in-force homeowner premium. On November 1, 2011, we began writing policies in Massachusetts. We expanded outside of Florida to reduce our geographic concentration of exposure to catastrophic losses and our geographic concentration of credit risk.

We write our policies utilizing our agency network, though we occasionally supplement those writings by assuming policies from Citizens Property Insurance Corporation (Citizens), an insurer supported by the State of Florida.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

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

We reclassified certain amounts in the 2010 and 2009 financial statements to conform to the 2011 presentation. These reclassifications had no impact on our results of operations, cash flows or stockholders' equity as previously reported.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

2)    SIGNIFICANT ACCOUNTING POLICIES

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
December 31, 2011

•
Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

•	Level 3 – Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and AMEX. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2011, and 2010. Changes in interest rates subsequent to December 31, 2011, may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2011 and 2010 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amounts of notes receivable and notes payable also approximate their fair values as the interest rate on the note payable is variable and the note receivable, which we recorded at fair value using a discounted cash flow methodology, is due in less than three years.

(d)Premiums

We record premiums as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $77 and $61 at December 31, 2011, and 2010, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

(e)Policy Acquisition Costs

We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist primarily of the following three items: i) commissions paid to outside agents at the time of policy issuance and commissions paid to Citizens for policies assumed, net of commissions refunded for cancelled policies; ii) policy administration fees paid to a third-party administrator at the time of policy issuance; and iii) premium tax. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy, except for assumed commissions. We amortize our assumed commissions on a pro rata basis over the 12-month period from the date of assumption, and we amortize any subsequent changes in the amount of commission over the months remaining in the original 12-month period.

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs.

(f)Long-lived Assets

i)Property and Equipment

We classify our property and equipment, which we record at cost less accumulated depreciation and amortization, within other assets on our Consolidated Balance Sheets because the total net amount ($223 at December 31, 2011) is not material to our consolidated financial statements. We use the straight-line method of calculating depreciation over the estimated useful lives of the assets, which are three to five years. We also use the straight-line method to calculate amortization of leasehold improvements over the estimated useful lives of the assets or the term of the lease, whichever is shorter. We periodically review estimated useful lives and, where appropriate, we make changes prospectively. We charge maintenance and repair costs to expense as incurred.

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software related to our policy administrator and, because the total amount ($872 at December 31, 2011) is not material to our consolidated financial statements, we classify it within other assets on our Consolidated Balance Sheets. We amortize capitalized software costs over the unexpired portion of the contract term. The contract term at the time we put the software into use, which is six years, is the minimum period of time we expect the software to be useful to us.

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

We estimate our reserves for unpaid losses using individual case-basis estimates for reported claims and actuarial estimates for IBNR claims, and we continually review and adjust our estimated losses as necessary based on our historical experience and as we obtain new information. If our unpaid loss reserves prove to be deficient or redundant, we increase or decrease the liability in the period in which we identify the difference, thereby impacting net income. Though our estimate of the ultimate cost of settling all reported and unreported claims may change at any point in the future, a reasonable possibility exists that our estimate may vary significantly in the near term from the estimated amounts included in our consolidated financial statements.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no bad debt expense related to reinsurance during the years ended December 31, 2011, 2010 or 2009.

(j)Assessments

We record guaranty fund and other insurance-related assessments imposed upon us as an expense in the period the regulatory agency imposes the assessment. To recover the assessment, we use a process, created by Florida statute, known as Use and File (neither South Carolina nor Massachusetts have imposed any assessments upon us). We calculate and begin collecting a policy surcharge that will allow us to collect the entire assessment over a 12-month period, based on our estimate of the number of policies we expect to write. We then submit a filing to the insurance regulatory authority requesting formal approval of the policy surcharge. The process may be repeated in successive 12-month periods until we collect the entire assessment. We record the recoveries as revenue in the period that we collect the cash. While current regulations allow us to recover from policyholders the amount of assessments imposed upon us, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements.

We collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment.

(k)Income Taxes

Under a tax sharing agreement we entered into with each of our subsidiaries, we file consolidated tax returns. We allocate taxes to each subsidiary in proportion to the amount of taxable income that each subsidiary contributes to the consolidated taxable income.

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

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2011, 2010 or 2009.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

(l)Advertising Costs

We expense all advertising costs when we incur those costs. For the years ended December 31, 2011, 2010 or 2009, we incurred advertising costs of $1,041, $783, and $712, respectively.

(m)Earnings Per Share

We report both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, we divide net income by the weighted-average number of common stock shares outstanding during the period. We calculate diluted earnings per share by dividing net income by the weighted-average number of common stock shares and common stock equivalents outstanding during the period. Prior to the expiration of our warrants, we used the treasury stock method to calculate common stock equivalents.

(n)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies

•	a concentration in our distribution network because two agency groups provide approximately 55% of our direct premiums written

•	a geographic concentration resulting from the fact that, though we now operate in three states, we still write approximately 95% of our premium in Florida

•
a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions

•	a concentration of credit risk with regard to our cash, because we choose to deposit all our cash at two financial institutions

We mitigate our geographic and group concentrations of risk by entering into reinsurance contracts with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to our cash, we had $3,299 and $55,443 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2011, and December 31, 2010, respectively. For calendar years 2011 and 2012, the FDIC expanded its insurance coverage to 100% of any amount in a non-interest-bearing deposit account. As a result, the only uninsured cash amount we had as of December 31, 2011 related to our interest-bearing money market account.

(o)Pending Accounting Pronouncements

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in ASU No. 2011-05 give entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU No. 2011-05 become effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Since we already present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement as specified by the amendments, our adoption of ASU No. 2011-05 did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in ASU No. 2011-12 delay the effective date of certain provisions in ASU No. 2011-05 that relate to reclassification items until such time as the Financial Accounting Standards Board has time to re-deliberate the presentation of those items. All other provisions of ASU No. 2011-05 take effect on the date originally noted in that ASU.

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2011, and 2010:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. government and agency securities	$48,011	$219	$111	$48,119
States, municipalities and political subdivisions	17,159	1,207	—	18,366
Corporate securities	51,135	2,366	145	53,356
Redeemable preferred stocks	558	—	21	537
Total fixed maturities	116,863	3,792	277	120,378
Common stocks	2,807	359	43	3,123
Nonredeemable preferred stocks	477	—	19	458
Total equity securities	3,284	359	62	3,581
Other long-term investments	300	—	—	300
Total investments	$120,447	$4,151	$339	$124,259

December 31, 2010
U.S. government and agency securities	$32,841	$119	$65	$32,895
States, municipalities and political subdivisions	13,305	10	336	12,979
Corporate securities	4,029	18	—	4,047
Redeemable preferred stocks	809	—	47	762
Total fixed maturities	50,984	147	448	50,683
Common stocks	3,061	47	60	3,048
Nonredeemable preferred stocks	605	—	38	567
Total equity securities	3,666	47	98	3,615
Other long-term investments	300	—	—	300
Total investments	$54,950	$194	$546	$54,598

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$231	$21,803	$4,278	$105,637	$1,545	$40,418
Equity securities	10	65	149	2,731	1,165	4,977
Total realized gains	241	21,868	4,427	108,368	2,710	45,395
Fixed maturities	(58)	3,191	(43)	15,700	(51)	1,574
Equity securities	(25)	335	(38)	1,310	(822)	1,111
Total realized losses	(83)	3,526	(81)	17,010	(873)	2,685
Net realized investment gains	$158	$25,394	$4,346	$125,378	$1,837	$48,080

Various states in which we operate or will be operating require us, by statute, to maintain deposits to secure the payment of claims. The table below summarizes our statutorily-required deposits at December 31, 2011.

	Type of Security Deposited	Cost/Amortized Cost	Fair Value
Florida	Certificate of Deposit	$300	$300
Amount reflected in other long-term investments		300	300
South Carolina	U.S. Treasury Note	1,001	1,003
Massachusetts	Municipal Bond	104	111
Amount reflected in fixed maturities		1,105	1,114
Securities deposited with insurance regulatory authorities		$1,405	$1,414

The CD we deposited with the Florida insurance regulatory authority is a twelve-month, automatically renewing CD. The par value of the securities we deposited with the South Carolina and Massachusetts insurance regulatory authorities are $1,000 and $100, respectively.

The table below summarizes our fixed maturities at year end by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2011
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$37,870	32.4%	$37,795	31.4%
Due after one year through five years	31,252	26.8%	31,662	26.3%
Due after five years through ten years	30,761	26.3%	32,809	27.3%
Due after ten years	16,980	14.5%	18,112	15.0%
Total	$116,863	100.0%	$120,378	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2011	2010	2009
Fixed maturities	$2,628	$3,639	$4,274
Equity securities	142	203	293
Cash, cash equivalents and short-term investments	19	37	264
Other investments	$34	$—	$—
Net investment income	$2,823	$3,879	$4,831
Investment expenses	(140)	(147)	(164)
Net investment income, less investment expenses	$2,683	$3,732	$4,667

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. government and agency securities	2	$90	$16,915	1	$21	$1,627
Corporate securities	3	145	3,924	—	—	—
Redeemable preferred stocks	—	—	—	4	21	537
Total fixed maturities	5	235	20,839	5	42	2,164
Common stocks	12	40	740	1	3	9
Nonredeemable preferred stocks	—	—	—	3	19	458
Total equity securities	12	40	740	4	22	467
Total	17	$275	$21,579	9	$64	$2,631

December 31, 2010
U.S. government and agency securities	7	$65	$9,611	—	$—	$—
States, municipalities and political subdivisions	13	336	11,951	—	—	—
Redeemable preferred stocks	—	—	—	6	47	763
Total fixed maturities	20	401	21,562	6	47	763
Common stocks	19	17	810	4	43	423
Nonredeemable preferred stocks	—	—	—	4	38	567
Total equity securities	19	17	810	8	81	990
Total	39	$418	$22,372	14	$128	$1,753

* This amount represents the actual number of discrete securities, not the number of shares of those securities. The number is not presented in thousands.

During the years ended December 31, 2011, 2010 and 2009, we recorded other-than-temporary impairment charges of $31, $97, and $1,878, respectively. We have never recorded an OTTI charge on our debt-security investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

During our quarterly evaluations of our securities for impairment, we determined that, other than the one security on which we recorded an other-than-temporary impairment charge, none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis and have not suffered any credit rating reductions.  We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. All the issuers of the equity securities we own had near-term prospects that indicated we could recover our cost basis, and we also have the ability and the intent to hold these securities until their value equals or exceeds their cost.

The following table presents the fair value measurements of our financial instruments by level at December 31, 2011 and December 31, 2010:

December 31, 2011	Total	Level 1	Level 2	Level 3
U.S. government and agency securities	$48,119	$24,176	$23,943	$—
States, municipalities and political subdivisions	18,366	—	18,366	—
Corporate securities	53,356	—	53,356	—
Redeemable preferred stocks	537	537	—	—
Total fixed maturities	120,378	24,713	95,665	—
Common stocks	3,123	3,123	—	—
Nonredeemable preferred stocks	458	458	—	—
Total equity securities	3,581	3,581	—	—
Other long-term investments	300	300	—	—
Total investments	$124,259	$28,594	$95,665	$—

December 31, 2010
U.S. government and agency securities	$32,895	$—	$32,895	$—
States, municipalities and political subdivisions	12,979	—	12,979	—
Corporate securities	4,047	—	4,047	—
Redeemable preferred stocks	762	762	—	—
Total fixed maturities	50,683	762	49,921	—
Common stocks	3,048	3,048	—	—
Nonredeemable preferred stocks	567	567	—	—
Total equity securities	3,615	3,615	—	—
Other long-term investments	300	300	—	—
Total investments	$54,598	$4,677	$49,921	$—

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

4)    EARNINGS PER SHARE

At December 31, 2010 and 2009, we had 7,077,375 warrants outstanding; each warrant could have been exercised for one share of common stock. On October 4, 2011, the warrants expired. For the years ended December 31, 2010 and 2009, the warrants were anti-dilutive.

At December 31, 2009, we had 350,000 unit purchase options outstanding; each unit consisted of a share of common stock and a warrant to purchase a share of common stock. On October 4, 2010, the unit purchase options expired. For the year ended December 31, 2009, the units were anti-dilutive.

5)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2011	2010
Balance at January 1	$9,342	$9,256
Policy acquisition costs deferred	29,744	23,407
Amortization	(26,762)	(23,321)
Balance at December 31	$12,324	$9,342

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

For a single hurricane catastrophe, we have chosen to pay, or “retain”, the first $15,000 of catastrophe losses before our reinsurance contracts provide coverage. For a second catastrophe, we would also retain the first $15,000 of catastrophe losses. Our agreements will reimburse us as much as $520,000 for the first event.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

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

For the Garage program that we discontinued as of May 31, 2009, we entered into quota share reinsurance agreements for policy years prior to the 2009-2010 policy year, but we did not enter into a new quota share agreement after July 31, 2009. We recognized commission revenue on our previous quota share agreements totaling $(48), $924 and $405 for the years ended December 31, 2011, 2010, and 2009, respectively.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $377, $516, and $436, for the years ended December 31, 2011, 2010 and 2009, respectively.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our unaudited Consolidated Statements of Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	2011	2010	2009
Excess-of-loss	$(82,832)	$(77,202)	$(82,402)
Quota share	(587)	(140)	(1,039)
Flood	(9,999)	(9,132)	(8,538)
Ceded premiums written	$(93,418)	$(86,474)	$(91,979)
Increase (decrease) in ceded unearned premiums	2,661	(1,978)	13,767
Ceded premiums earned	$(90,757)	$(88,452)	$(78,212)

Effective June 1, 2011, we commuted our 2005 contract with the FHCF; any catastrophe losses we incur (in excess of amounts we reported to the FHCF as of June 1, 2011) on events that occurred during the 2005 contract year that would otherwise have been covered by the FHCF contract prior to commutation will not be reimbursed by the FHCF, though our contracts with our private reinsurers remain in effect with respect to such losses. We settled all outstanding claims with the FHCF related to Hurricane Wilma for $12,738, which we received during the third quarter of 2011. At the time we commuted the contract, our reinsurance recoverable included $13,630 of unpaid losses related to Hurricane Wilma. As a result of settling for less than what we had already recorded as ceded losses, our catastrophe losses incurred for prior accident years increased by $892 during the second quarter.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Income:

	Year ended December 31,
	2011	2010	2009
Premium written:
Direct	$199,606	$155,875	$154,339
Assumed	4,200	2,762	1,501
Ceded	(93,418)	(86,475)	(91,979)
Net premium written	$110,388	$72,162	$63,861
Change in unearned premiums:
Direct	$(23,666)	$(2,603)	$(3,699)
Assumed	697	(727)	4,252
Ceded	2,661	(1,977)	13,767
Net decrease (increase)	$(20,308)	$(5,307)	$14,320
Premiums earned:
Direct	$175,940	$153,272	$150,641
Assumed	4,897	2,035	5,752
Ceded	(90,757)	(88,452)	(78,212)
Net premiums earned	$90,080	$66,855	$78,181
Losses and LAE incurred:
Direct	$35,774	$60,508	$58,447
Assumed	2,554	1,436	4,423
Ceded	533	(19,411)	(22,115)
Net losses and LAE incurred	$38,861	$42,533	$40,755

Ceded losses incurred decreased by $19,944 during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily for two reasons: i) favorable loss development on prior-year claims allowed us to reduce our estimate of ultimate losses, and ii) we commuted the 2005 FHCF contract during 2011 and the 2004 FHCF contract in 2010. Additionally, the statute of limitations related to insured events occurring during the 2005 and 2004 storm years expired, so policyholders cannot report new claims as they could in the prior year, nor are policyholders reopening as many previously-closed claims as in the prior year. The losses we incurred in 2011, 2010 or 2009 related to storms that occurred in those same years did not exceed our retained loss threshold.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2011	2010
Unpaid losses and LAE, net:
Direct	$30,501	$43,999
Assumed	3,099	3,415
Ceded	(3,318)	(23,814)
Net unpaid losses and LAE	$30,282	$23,600
Unearned premiums, net:
Direct	$100,042	$76,376
Assumed	88	785
Ceded	(40,968)	(38,307)
Net unearned premiums	$59,162	$38,854

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2011	2010
Reinsurance recoverable on unpaid losses and LAE	$3,318	$23,814
Reinsurance recoverable on paid losses and LAE	1,140	3,490
Reinsurance recoverable	$4,458	$27,304

During the years ended December 31, 2011, 2010 and 2009, we recognized recoveries totaling $22,278, $17,447 and $18,938, respectively, under our reinsurance agreements.

7)    RESERVE FOR UNPAID LOSSES

We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for IBNR claims as of the balance sheet date.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

The table below summarizes the activity related to our reserve for unpaid losses:

	2011	2010	2009
Balance at January 1	$47,414	$44,112	$40,098
Less: reinsurance recoverable on unpaid losses	23,814	23,447	20,906
Net balance at January 1	$23,600	$20,665	$19,192
Incurred related to:
Current year	43,019	41,527	43,731
Prior years	(4,158)	1,006	(2,976)
Total incurred	$38,861	$42,533	$40,755
Paid related to:
Current year	28,857	27,065	30,637
Prior years	3,322	12,533	8,645
Total paid	$32,179	$39,598	$39,282

Net balance at December 31	$30,282	$23,600	$20,665
Plus: reinsurance recoverable on unpaid losses	3,318	23,814	23,447
Balance at December 31	$33,600	$47,414	$44,112

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected by our losses incurred related to prior years, we had a reserve redundancy in 2011 compared to a reserve deficiency in 2010. Since we place substantial reliance on loss-development-based actuarial models when determining our estimate of ultimate losses, the redundancy in 2011 resulted from reductions to our estimate of ultimate losses because of continued favorable loss development on claims incurred in prior years.

8)    LONG-TERM DEBT

Our long-term debt at December 31, 2011 and 2010 consisted of a note payable to the Florida State Board of Administration. As of December 31, 2011 and 2010, we owed $17,059 and $18,235, respectively, on the note and the interest rate was 1.99% and 2.77%, respectively.

At December 31, 2011, the annual maturities of our long-term debt are as follows:

Amount
2012	$1,176
2013	1,176
2014	1,176
2015	1,176
2016	1,176
Thereafter	11,179
Total debt	17,059

We executed the 20-year, $20,000 note payable to the SBA under its Insurance Capital Build-Up Incentive Program, effective October 1, 2006. The stated rate for the SBA note is a rate equivalent to the 10-year U.S. Treasury Bond rate. We made quarterly interest-only payments for the first three years, then, as of October 1, 2009, we began making quarterly principal and interest payments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

We agreed to certain covenants, the violation of which could cause an event of default. Among others, these covenants include: 1) maintaining statutory surplus greater than or equal to $50,000 less repayments of principal on the note, catastrophic losses paid since the note incepted and any deferred acquisition costs related to Florida policies, calculated at December 31, 2011 as $41,966, 2) refraining from the payment of dividends when principal and/or interest payments related to the note are past due, and 3) maintaining a minimum writing ratio. The note permits us to meet either of the following ratios:

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

The SBA note states that if we fail to exceed either a net writing ratio of 1:1 or a gross writing ratio of 3:1 for three consecutive quarters, we will be obligated to repay a portion of the SBA note such that the appropriate minimum writing ratio will be obtained for the following quarter. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, the insurance regulatory authority in Florida would only authorize a payment to the SBA if such payment did not create a hazardous financial condition at UPC.

During 2011, and at December 31, 2011, we complied with all covenants as specified in the SBA note, though we paid some additional interest during the first quarter of 2011 as a result of violating the writing ratio covenant during the fourth quarter of 2010.

9)    Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2011	2010	2009
Federal:
Current	4,864	(843)	868
Deferred	(656)	423	1,058
Provision for (benefit from) Federal income tax expense	4,208	(420)	1,926

State:
Current	664	8	148
Deferred	56	(71)	196
Provision for (benefit from) State income tax expense	720	(63)	344
Provision for (benefit from) income taxes	4,928	(483)	2,270

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2011	2010	2009
Expected income tax expense (benefit) at federal rate	4,425	(479)	2,151
State tax expense (benefit), net of federal deduction benefit	472	(71)	287
Dividend received deduction	(38)	(60)	(83)
Other, net	69	127	(85)
Reported income tax expense (benefit)	4,928	(483)	2,270

Deferred income taxes, which is included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The table below summarizes the significant components of our net deferred tax asset:

	December 31,
	2011	2010
Deferred tax assets:
Unearned premiums	4,356	2,998
Assessments	4	179
Tax-related discount on loss reserve	726	499
Bad debt expense	30	23
Other-than-temporary impairment	105	140
Acquired deferred tax asset	172	172
Other	304	178
Total deferred tax assets	5,697	4,189
Deferred tax liabilities:
Unrealized gain	(1,470)	136
Deferred acquisitions costs	(4,285)	(3,264)
Capitalized software	(297)	(323)
Other	(104)	(192)
Total deferred tax liabilities	(6,156)	(3,643)
Less: valuation allowance	(172)	(172)
Net deferred tax asset (liability)	(631)	374

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

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2007; therefore, only the 2008 through 2011 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our federal or state income tax returns.

As of December 31, 2011, we have not taken any uncertain tax positions with regard to our tax returns.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

10)    STATUTORY ACCOUNTING AND REGULATION

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

Our UPC subsidiary is domiciled in Florida, and the laws of that state require that UPC maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000. Our statutory capital surplus was $48,188 at December 31, 2011. State law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2011.

The National Association of Insurance Commissioners published risk-based capital guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital. At December 31, 2011, UPC exceeded the minimum risk-based capital requirements.

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

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2011, and 2010.

Governmental agencies or certain quasi-governmental entities can levy assessments upon us in the states in which we write policies. See Note 2(j) for a description of how we recover assessments imposed upon us.

The table below summarizes the activity related to assessments levied upon UPC:

	2011	2010	2009
Expected recoveries of assessments, January 1	413	1,525	2,235
Assessments expensed	—	—	1,045
Assessments recovered	(403)	(1,103)	(1,688)
Assessments not recoverable	—	(9)	(67)
Expected recoveries of assessments, December 31	10	413	1,525

We expense an assessment when the particular governmental agency or quasi-governmental entity levies it upon us; therefore, expected recoveries in the table above are not assets and we will record the amounts as income when collected from policyholders.

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and we collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. We currently collect assessments levied upon policyholders on behalf of Citizens in the amount of 1.0%, and on behalf of FHCF in the amount of 1.3%. We multiply the premium written on each policy, except our flood policies, by these assessment percentages to determine the additional amount that we will collect from the policyholder and remit to the assessing agencies.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

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

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP.

The table below reconciles our consolidated GAAP net income to the statutory net loss of UPC:

	Year Ended December 31,
	2011	2010	2009
Consolidated GAAP net income (loss)	8,088	(925)	4,057
Increase (decrease) due to:
Commissions	56	(11)	(225)
Deferred income taxes	(1,278)	247	667
Deferred policy acquisition costs	(98)	(310)	652
Allowance for doubtful accounts	16	(309)	64
Assessments	(453)	(1,110)	(884)
Prepaid expenses	187	(275)	3
Premium deficiency reserve	302	—	—
Operations of non-statutory subsidiaries	(11,452)	(3,489)	(12,383)
Statutory net loss of UPC	(4,632)	(6,182)	(8,049)

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of UPC:

	December 31,
	2011	2010
Consolidated GAAP stockholders’ equity	54,989	45,293
Increase (decrease) due to:
Deferred policy acquisition costs	(3,452)	(3,354)
Deferred income taxes	(295)	(471)
Investments	(2,145)	165
Non-admitted assets	(397)	(109)
Surplus debentures	17,059	18,235
Provision for reinsurance	(105)	(696)
Equity of non-statutory subsidiaries	(19,681)	(12,978)
Commissions	1,924	1,868
Allowance for doubtful accounts	396	380
Assessments	10	463
Prepaid expenses	(177)	(364)
Other, net	62	63
Statutory surplus as regards policyholders of UPC	48,188	48,495

11)    COMMITMENTS AND CONTINGENCIES

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

See Note 8 for information regarding commitments related to long-term debt, and Note 10 for commitments related to regulatory actions.

12)    LEASES

We lease office space and office equipment under operating leases. In June 2008, we entered into a six-year operating lease agreement for office space for our corporate headquarters. The lease provides us with an option for two renewal periods of five years each. The office equipment leases have various expiration dates. Lease expense amounted to $508, $433, and $433 for the years ended December 31, 2011, 2010 and 2009, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

At December 31, 2011, our minimum future lease payments under non-cancellable operating leases are:

Amount
2012	$447
2013	463
2014	332
2015	15
2016	5

13)    RELATED PARTY TRANSACTIONS

In 2003, we entered into an investment-management agreement, in effect until terminated by either party, with Synovus Trust. For the years ended December 31, 2011, 2010 and 2009, our subsidiaries incurred combined fees under the agreement of $85, $101 and $109, respectively. Synovus Financial Corporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. On September 28, 2011, Synovus, which owned 14.9% of our common stock outstanding, sold all shares of our common stock that it owned.

In February 2010, we paid the remaining principal balance of $4,327 to Columbus Bank & Trust, a bank owned by Synovus. Under the loan agreement, we incurred interest of $19 and $147 for the years ended December 31, 2010 and 2009, respectively. CB&T charged us standard industry interest rates.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors. For the years ended December 31, 2010 and 2009, total interest incurred related to these notes was $308 and $892, respectively, and total discount amortized related to these notes was $70 and $185, respectively. We paid these 11% merger-related notes in full on May 5, 2010, recognizing a loss on extinguishment of $726.

Our Chairman of the Board also serves as a director of Prime Holdings Insurance Services, Inc. On May 4, 2010 we received the final payment of $402 on the note receivable from Prime.

Effective March 30, 2011, UPC purchased $2,250 of up to $3,000 aggregate principal amount of promissory notes offered by Hamilton Risk Management Co., a Florida corporation engaged in the business of providing automobile insurance in Florida through its wholly-owned subsidiaries.  The HRM notes bear interest at the rate of two percent per annum.  All outstanding principal of and interest on the HRM notes is due on March 30, 2014.  In consideration for its purchase of the HRM notes, UPC received a Class A limited partnership interest in Acadia Acquisition Partners, L.P., the parent company of Hamilton Risk Management.  Our director, James R. Zuhlke, is acting as Executive Chairman of Hamilton Risk Management on an interim basis. Another of our directors, Larry G. Swets, serves as one of two managers of the limited liability company that serves as general partner of Acadia Acquisition Partners.  We bifurcated the cash consideration of $2,250 by allocating $1,948 to the note receivable based on its fair value (using a discounted cash flow model) and allocating the residual amount of $302 to our limited partnership interest. During the year ended December 31, 2011, we recorded interest income of $34 and we recorded $70 of amortization of the note discount using the effective interest method. During the second quarter of 2011, we reduced the carrying amount of the limited partnership interest to zero by recording a $302 charge to other expenses because our share of Acadia's losses for the quarter exceeded the carrying amount of the partnership interest. We report the note receivable as part of other assets on the Consolidated Balance Sheets.

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our directors, Larry Swets, serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which is effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulates that 1347 Advisors shall provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar serves as our interim CFO under the MSA. Mr. Baqar also serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we will pay 1347 Advisors a monthly consulting fee of $60 plus any reasonable expenses. For the year ended December 31, 2011, we incurred $240 under the MSA.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

14)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2011, 2010 and 2009, our contributions to the plan on behalf of the participating employees were $97, $87, and $81, respectively.

15)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income (loss) at year end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2008	(2,389)	899	(1,490)
Changes in net unrealized gain (loss) on investments	4,152	(1,580)	2,572
Reclassification adjustment for realized gains	(1,837)	699	(1,138)
Reclassification adjustment for recognized other-than-temporary impairments	1,878	(714)	1,164
December 31, 2009	1,804	(696)	1,108
Changes in net unrealized gain (loss) on investments	2,093	(807)	1,286
Reclassification adjustment for realized gains	(4,346)	1,676	(2,670)
Reclassification adjustment for recognized other-than-temporary impairments	97	(37)	60
December 31, 2010	$(352)	$136	$(216)
Changes in net unrealized gain (loss) on investments	4,291	(1,656)	2,635
Reclassification adjustment for realized losses	(158)	61	(97)
Reclassification adjustment for recognized other-than-temporary impairments	$31	$(12)	$19
December 31, 2011	$3,812	$(1,471)	$2,341

16)    STOCKHOLDERS' EQUITY

Our Articles of Incorporation authorize us to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as the Board of Directors may determine from time to time. As of December 31, 2011, we had not issued any shares of preferred stock.

We are a legal entity separate and distinct from our subsidiaries. As a holding company, we rely on cash received in the form of distributions, dividends and other permitted payments from our subsidiaries to meet our obligations. While there are no restrictions on distributions from UIHC, dividends from UPC have certain restrictions (see Note 10).

On March 25, 2009, the Compensation Committee of our Board voted to award 12,500 shares of our common stock each to our CEO and our then CFO as a bonus for services performed. We valued the 25,000 total shares at $3.00 per share, which was the closing price of UIHC common stock on March 25, 2009, when the shares were authorized. As a result, we recorded $75 of compensation expense during the year ended December 31, 2009. We do not have a formal stock compensation program as of December 31, 2011.

On May 6, 2009, our Board declared a $0.05 per share dividend. We paid the $528 dividend on June 15, 2009 to shareholders of record on May 31, 2009.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2011

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

On October 4, 2011, all outstanding warrants to purchase shares of our common stock expired.

On November 9, 2011, our Board declared a $0.05 per share dividend. We paid the $518 dividend on December 15, 2011 to shareholders of record on November 30, 2011.

17)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On March 14, 2012, our Board declared a $0.05 per share dividend. We will pay the $518 dividend on April 5, 2012 to shareholders of record on March 26, 2011. Other than the aforementioned dividend declaration, we have not identified any other issues requiring disclosure.

UNITED INSURANCE HOLDINGS CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we must disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the criteria set forth in the Internal Control-Integrated Framework, our management believes that as of December 31, 2011, our internal control over our financial reporting is effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2011, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UNITED INSURANCE HOLDINGS CORP.

Item 9B. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

CODE OF CONDUCT AND ETHICS

We have adopted a code of ethics (our Code of Conduct and Ethics) that applies to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer, in accordance with applicable federal securities laws. We have filed a copy of our Code of Conduct and Ethics with the SEC (it is listed as Exhibit 14 to the Form S-1, Registration No. 333-143466, filed June 4, 2007). This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Conduct and Ethics will be provided without charge upon written request submitted to us via regular mail or via electronic mail to investorrelations@upcic.com. We intend to disclose any amendments to or waivers of provisions of our Code of Conduct and Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1) Consolidated Financial Statements. In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

UNITED INSURANCE HOLDINGS CORP.

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2011
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government, government agencies and authorities	$48,011	$48,119	$48,119
States, municipalities and political subdivisions	17,159	18,366	18,366
Public utilities	7,407	7,703	7,703
All other corporate bonds	43,728	45,653	45,653
Redeemable preferred stocks	558	537	537
Total fixed maturities	116,863	120,378	120,378
Common stocks:
Public Utilities	209	254	254
Industrial, miscellaneous and all other	2,598	2,869	2,869
Nonredeemable preferred stocks	477	458	458
Total equity securities	3,284	3,581	3,581
Other long-term investments	300	300	300
Total investments	$120,447	$124,259	$124,259

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2011	$199,606	93,418	4,200	$110,388	3.8%
2010	155,875	86,475	2,762	72,162	3.8%
2009	154,339	91,979	1,501	63,861	2.4%

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Liability
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2011	$61	16	$—	$77
2010	370	42	(351)	61
2009	305	83	(18)	370

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (included as exhibit 3.1 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

3.2	Bylaws (included as exhibit 3.3 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (included as exhibit 4.2 to the Form S-1/A (Registration No. 333-143466), filed July 12, 2007, and incorporated herein by reference).

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

10.7
Promissory Note dated March 30, 2011 issued by HRM Acquisition Corp. to United Property and Casualty Insurance Company (included as exhibit 10.1 to the Form 10-Q, filed May 11, 2011, and incorporated herein by reference).

10.8
Note Purchase Agreement dated March 30, 2011 between HRM Acquisition Corp. and United Property and Casualty Insurance Company (included as exhibit 10.2 to the Form 10-Q, filed May 11, 2011, and incorporated herein by reference).

10.9
Agreement of Limited Partnership dated March 30, 2011 between Acadia GP, LLC (in its capacity as a general partner of Acadia Acquisition Partners, L.P.) and limited partners (including United Property and Casualty Insurance Company) (included as exhibit 10.3 to the Form 10-Q, filed May 11, 2011, and incorporated herein by reference).

10.10
PR-M Non-Bonus Assumption Agreement dated March 3, 2011 between Citizens Property Insurance Corporation and United Property and Casualty Insurance Company (included as exhibit 10.4 to the Form 10-Q, filed May 11, 2011, and incorporated herein by reference).

10.11	Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2011 and including Addendum No. 1.

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description
10.12
Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2011 and including Addenda 1, 2 and 4.

10.13	Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2011.

10.14	Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2011.

10.15	Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and UPC Re, effective June 1, 2011.

10.16	Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and UPC Re, effective June 1, 2011.

10.17
Assumption Agreement between Sunshine State Insurance Company and United Property & Casualty Insurance Company, effective July 1, 2010 (included as exhibit 10.7 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

10.18
Management Services Agreement between United Insurance Management, L.C. and 1347 Advisors, LLC, effective August 29, 2011 (included as exhibit 10.1 to the Form 10-Q, filed November 9, 2011, and incorporated herein by reference).

10.19	Continuing Employment and Senior Advisor Agreement between United Insurance Holdings Corp. and Don Cronin effective November 1, 2011.

14.1	Code of Conduct and Ethics (included as exhibit 14 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of McGladrey & Pullen LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	March 14, 2012	By:	/s/ Melvin A. Russell
		Name:	Melvin A. Russell
		Title:	Senior Vice President and Chief Underwriting Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

/s/ Melvin A. Russell Melvin A. Russell	Senior Vice President and Chief Underwriting Officer (principal executive officer)	March 14, 2012

/s/ Hassan R. Baqar Hassan R. Baqar	Interim Chief Financial Officer (principal financial and accounting officer)	March 14, 2012

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board	March 14, 2012

/s/ Gordon G. Pratt Gordon G. Pratt	Vice Chairman of the Board	March 14, 2012

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Director	March 14, 2012

/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 14, 2012

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 14, 2012

/s/ James R. Zuhlke James R. Zuhlke	Director	March 14, 2012