Form 10-Q
period 2012-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2012-05-09
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Commission File Number 000-52833
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 9, 2012; 10,361,849 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts rounded to the nearest thousand, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of March 31, 2012, and for the three months ended March 31, 2012 (Form 10-Q) or in documents that we incorporate by reference that do not represent historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about our ability to reduce our geographic concentration and related effects, our ability to obtain rate increases when needed and the impact of any such increases on our revenues, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies; the regulatory, economic and weather conditions present in the states in which we operate; the impact of new federal or state regulations that affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to attract and retain the services of senior management; the outcome of litigation pending against us, including the terms of any settlements; dependence on investment income and the composition of our investment portfolio and related market risks; our exposure to catastrophic events and severe weather conditions; downgrades in our financial strength rating; and other matters described from time to time by us in this Form 10-Q and in our other filings with the SEC.
We caution you to not place reliance on these forward-looking statements, which are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in this Form 10-Q are valid only as of the date of this Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled RISK FACTORS in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which prescribe when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile.

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $118,470 and $116,863, respectively)	$122,452	$120,378
Equity securities (adjusted cost of $3,433 and $3,284, respectively)	3,814	3,581
Other long-term investments	300	300
Total investments	$126,566	$124,259
Cash and cash equivalents	58,254	41,639
Accrued investment income	925	986
Premiums receivable, net of allowances for credit losses of $78 and $77, respectively	14,250	11,205
Reinsurance recoverable on paid and unpaid losses	3,755	4,458
Prepaid reinsurance premiums	19,731	40,968
Deferred policy acquisition costs	13,545	12,324
Other assets	4,312	4,376
Total Assets	$241,338	$240,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$31,796	$33,600
Unearned premiums	107,450	100,130
Reinsurance payable	337	16,571
Other liabilities	25,431	17,866
Notes payable	16,765	17,059
Total Liabilities	$181,779	$185,226
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 issued; 10,361,849 outstanding	1	1
Additional paid-in capital	75	75
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	2,681	2,341
Retained earnings	57,233	53,003
Total Stockholders' Equity	$59,559	$54,989
Total Liabilities and Stockholders' Equity	$241,338	$240,215

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUE:
Gross premiums written	$57,996	$50,775
Increase in gross unearned premiums	(7,320)	(10,409)
Gross premiums earned	50,676	40,366
Ceded premiums earned	(22,886)	(21,258)
Net premiums earned	$27,790	$19,108
Net investment income	747	534
Net realized gains	81	—
Other revenue	885	826
Total revenue	$29,503	$20,468
EXPENSES:
Losses and loss adjustment expenses	9,482	8,384
Policy acquisition costs	8,253	6,544
Operating expenses	1,433	1,297
General and administrative expenses	2,793	2,363
Interest expense	83	154
Total expenses	$22,044	$18,742
Income before other income	7,459	1,726
Other income	(24)	—
Income before income taxes	$7,483	$1,726
Provision for income taxes	2,735	602
Net income	$4,748	$1,124
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain on investments	634	(62)
Reclassification adjustment for net realized investment gains	(81)	—
Income tax benefit (expense) related to items of other comprehensive income	(213)	23
Total comprehensive income	$5,088	$1,085

Weighted average shares outstanding
Basic and Diluted	10,361,849	10,573,932

Earnings per share
Basic and Diluted	$0.46	$0.11

Dividends declared per share	$0.05	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$4,748	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	293
Net realized gains	(81)	—
Provision for uncollectible premiums	3	2
Deferred income taxes, net	(220)	(1,722)
Changes in operating assets and liabilities:
Accrued investment income	61	(330)
Premiums receivable	(3,048)	(2,751)
Reinsurance recoverable on paid and unpaid losses	703	(514)
Prepaid reinsurance premiums	21,237	20,020
Deferred policy acquisition costs, net	(1,221)	(1,624)
Other assets	(100)	(235)
Unpaid losses and loss adjustment expenses	(1,804)	(375)
Unearned premiums	7,320	10,409
Reinsurance payable	(16,234)	(14,378)
Other liabilities	7,381	5,131
Net cash provided by operating activities	$19,068	$15,050
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	3,773	3,097
Purchases of investments available for sale	(5,599)	(45,421)
Cost of capitalized software acquired	—	(15)
Net cash used in investing activities	$(1,826)	$(42,339)
FINANCING ACTIVITIES
Repayments of borrowings	(294)	(294)
Dividends	(518)	—
Bank overdrafts	185	3,051
Net cash provided by (used in) financing activities	$(627)	$2,757
Increase (decrease) in cash	16,615	(24,532)
Cash and cash equivalents at beginning of period	41,639	71,644
Cash and cash equivalents at end of period	$58,254	$47,112

Supplemental Cash Flows Information
Interest paid	$82	$165
Income taxes paid	$1,258	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

We incorporated as a blank-check company in May 2007 under Delaware law, and became a publicly-traded company in October 2007. In September 2008, we acquired an insurance holding company and its subsidiaries, and changed our name to United Insurance Holdings Corp. (UIHC).

Through our wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida, South Carolina, Massachusetts and Rhode Island. We incorporated three of our subsidiaries under Florida law, including United Property & Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. In April 2011, we formed a fourth subsidiary, UPC Re. Operating as a reinsurer under the laws of the Cayman Islands, UPC Re provides reinsurance protection to UPC.

The insurance regulatory authorities in Florida, South Carolina, Massachusetts and Rhode Island have authorized UPC to write homeowner and dwelling property and casualty lines, as well as flood coverage under the National Flood Insurance Program. UPC has also applied to insurance regulatory authorities in two additional states to write property and casualty lines. Though the insurance regulatory authority has authorized UPC to write a commercial line of business in Florida that includes auto and multi-peril coverage, we voluntarily discontinued writing that line effective May 31, 2009.

We operated exclusively in Florida until July 1, 2010, when we began writing our policies in South Carolina. We also assumed a book of business in South Carolina from another insurance carrier as of July 1, 2010, representing $5,294 of in-force homeowner premium. On November 1, 2011 and March 1, 2012, respectively, we began writing policies in Massachusetts and Rhode Island. Our expansion outside of Florida helped us to reduce our geographic concentration of exposure to catastrophic losses and our geographic concentration of credit risk.

We write our policies utilizing our agency network, though we occasionally supplement those writings by assuming policies from Citizens Property Insurance Corporation (Citizens), an insurer supported by the State of Florida, or from other carriers.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, reinsurance recoverable, deferred policy acquisition costs, and investments. Except for the captions on our Consolidated Balance Sheets and Consolidated Statements of Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

We prepared the accompanying unaudited Consolidated Balance Sheet as of March 31, 2012, with the audited Consolidated Balance Sheet amounts as of December 31, 2011 presented for comparative purposes, and the related unaudited consolidated Statements of Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Consolidated Balance Sheet as of March 31, 2012, our Consolidated Statements of Income and our Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2011 Form 10-K.

On January 1, 2012, two new Accounting Standards Updates became effective: ASU No. 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts and ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in ASU No. 2010-26 addressed diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral; they clarified which costs should be deferred and which costs should be expensed when incurred. The amendments in ASU No. 2011-05 gave entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The two pronouncements did not require us to change our significant accounting policies; therefore, they did not have a material effect on our consolidated financial statements.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2012 and December 31, 2011 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amounts of notes receivable and notes payable also approximate their fair values as the interest rate on the note payable is variable and the note receivable, which we record at fair value using a discounted cash flow methodology, is due in approximately two years.

(c) Pending Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in ASU No. 2011-12 delay the effective date of certain provisions in ASU No. 2011-05 that relate to reclassification items until such time as the FASB has time to re-deliberate the presentation of those items. All other provisions of ASU No. 2011-05 take effect on the date originally noted in that ASU.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2012, and December 31, 2011:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. government and agency securities	$48,067	$168	$60	$48,175
States, municipalities and political subdivisions	17,149	1,360	—	18,509
Corporate securities	52,696	2,526	3	55,219
Redeemable preferred stocks	558	—	9	549
Total fixed maturities	$118,470	$4,054	$72	$122,452
Common stocks	2,956	422	20	3,358
Nonredeemable preferred stocks	477	—	21	456
Total equity securities	$3,433	$422	$41	$3,814
Other long-term investments	300	—	—	300
Total investments	$122,203	$4,476	$113	$126,566

December 31, 2011
U.S. government and agency securities	$48,011	$219	$111	$48,119
States, municipalities and political subdivisions	17,159	1,207	—	18,366
Corporate securities	51,135	2,366	145	53,356
Redeemable preferred stocks	558	—	21	537
Total fixed maturities	$116,863	$3,792	$277	$120,378
Common stocks	2,807	359	43	3,123
Nonredeemable preferred stocks	477	—	19	458
Total equity securities	$3,284	$359	$62	$3,581
Other long-term investments	300	—	—	300
Total investments	$120,447	$4,151	$339	$124,259

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three-month periods ended March 31, 2012 and 2011:

	2012
	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Realized gains on equity securities	90	737
Realized losses on equity securities	(9)	153
Net realized investment gains	$81	$890

We did not realize a material amount of gains or losses on fixed maturities during the three months ended March 31, 2012, nor did we realize a material amount of gains or losses on any securities during the three months ended March 31, 2011.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

Various states in which we operate or will be operating require us, by statute, to maintain deposits to secure the payment of claims. The table below summarizes our statutorily-required deposits at March 31, 2012.

	Type of Security Deposited	Cost/Amortized Cost	Fair Value
Florida	Certificate of Deposit	$300	$300
Amount reflected in other long-term investments		$300	$300
South Carolina	U.S. Treasury Note	1,000	1,001
Massachusetts	Municipal Bond	104	111
Amount reflected in fixed maturities		$1,104	$1,112
Securities deposited with insurance regulatory authorities		$1,404	$1,412

The CD we deposited with the Florida insurance regulatory authority is a twelve-month, automatically renewing CD. The par value of the securities we deposited with the South Carolina and Massachusetts insurance regulatory authorities are $1,000 and $100, respectively.

The table below summarizes our fixed maturities at March 31, 2012 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2012
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$43,614	36.8%	$43,606	35.6%
Due after one year through five years	25,540	21.6	26,119	21.4
Due after five years through ten years	33,396	28.2	35,550	29.0
Due after ten years	15,920	13.4	17,177	14.0
Total	$118,470	100.0%	$122,452	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2012	2011
Fixed maturities	$679	$494
Equity securities	34	36
Cash, cash equivalents and short-term investments	23	4
Other investments	11	—
Net investment income	$747	$534
Investment expenses	(71)	(60)
Net investment income, less investment expenses	$676	$474

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. government and agency securities	3	$60	$17,700	—	$—	$—
Corporate securities	1	3	1,042	—	—	—
Redeemable preferred stocks	2	6	326	2	3	223
Total fixed maturities	6	$69	$19,068	2	$3	$223
Common stocks	15	20	677	—	—	—
Nonredeemable preferred stocks	—	—	—	3	21	456
Total equity securities	15	$20	$677	3	$21	$456
Total	21	$89	$19,745	5	$24	$679

December 31, 2011
U.S. government and agency securities	2	$90	$16,915	1	$21	$1,627
Corporate securities	3	145	3,924	—	—	—
Redeemable preferred stocks	—	—	—	4	21	537
Total fixed maturities	5	$235	$20,839	5	$42	$2,164
Common stocks	12	40	740	1	3	9
Nonredeemable preferred stocks	—	—	—	3	19	458
Total equity securities	12	$40	$740	4	$22	$467
Total	17	$275	$21,579	9	$64	$2,631

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

The following table presents the fair value measurements of our financial instruments by level at March 31, 2012 and December 31, 2011:

March 31, 2012	Total	Level 1	Level 2
U.S. government and agency securities	$48,175	$26,972	$21,203
States, municipalities and political subdivisions	18,509	—	18,509
Corporate securities	55,219	—	55,219
Redeemable preferred stocks	549	549	—
Total fixed maturities	$122,452	$27,521	$94,931
Common stocks	3,358	3,358	—
Nonredeemable preferred stocks	456	456	—
Total equity securities	$3,814	$3,814	$—
Other long-term investments	300	300	—
Total investments	$126,566	$31,635	$94,931

December 31, 2011
U.S. government and agency securities	$48,119	$24,176	$23,943
States, municipalities and political subdivisions	18,366	—	18,366
Corporate securities	53,356	—	53,356
Redeemable preferred stocks	537	537	—
Total fixed maturities	$120,378	$24,713	$95,665
Common stocks	3,123	3,123	—
Nonredeemable preferred stocks	458	458	—
Total equity securities	$3,581	$3,581	$—
Other long-term investments	300	300	—
Total investments	$124,259	$28,594	$95,665

We do not hold any investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value heirarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the three months ended March 31, 2012.

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

4)    EARNINGS PER SHARE

For the three months ended March 31, 2011, we had 7,077,375 warrants outstanding, all of which were anti-dilutive during that period. Prior to their expiration on October 4, 2011, each warrant could have been exercised for one share of common stock.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

5)    REINSURANCE

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

We made no changes to the terms of our current agreements as we disclosed those terms in our 2011 Form 10-K.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $97 and $81, for the three-month periods ended March 31, 2012 and 2011, respectively.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our unaudited Consolidated Statements of Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended March 31,
	2012	2011
Excess-of-loss	$859	$953
Quota share	(286)	(112)
Flood	(2,222)	(2,079)
Ceded premiums written	$(1,649)	$(1,238)
Decrease in ceded unearned premiums	(21,237)	(20,020)
Ceded premiums earned	$(22,886)	$(21,258)

During the three-month periods ended March 31, 2012 and 2011, we recovered $725 and $1,172, respectively, under our reinsurance agreements.

6)    LONG-TERM DEBT

Our long-term debt at March 31, 2012 consisted of a note payable to the Florida State Board of Administration. At March 31, 2012 and December 31, 2011, we owed $16,765 and $17,059, respectively, on the note and the interest rate was 1.91% and 1.99%, respectively. All other terms and conditions of the note remain as described in our 2011 Form 10-K.

At March 31, 2012 and during the three months then ended, we complied with all covenants as specified in the SBA note. During the first quarter of 2011, we paid some additional interest as a result of violating the writing ratio covenant during the fourth quarter of 2010.

7)    COMMITMENTS AND CONTINGENCIES

We are involved in claims-related legal actions arising in the ordinary course of business. We accrue amounts resulting from claims-related legal actions in unpaid losses and loss adjustment expenses during the period that we determine an

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

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

See Note 6 for information regarding commitments related to long-term debt, and Note 8 for commitments related to regulatory actions.

8)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At March 31, 2012 and during the three months then ended, UPC met all regulatory requirements of the states in which it operates, and it did not incur any assessments during that same three-month period.

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

We have reported our insurance subsidiary’s assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

•	Statutory accounting requires that we exclude certain assets, called non-admitted assets, from the balance sheet.

•	Statutory accounting requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.

•	Statutory accounting dictates how much of a deferred income tax asset that we can admit on a statutory balance sheet.

•
Statutory accounting requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.

•	Statutory accounting requires that surplus notes, also known as surplus debentures, be recorded in statutory surplus, while GAAP requires us to record surplus notes as a liability.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three-month periods ended March 31, 2012 and 2011, respectively, UPC recorded statutory net income (loss) of $85 and $(1,001). Since UPC is domiciled in Florida, it remains subject to the laws of that state, one of which requires that UPC maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000. At March 31, 2012 and December 31, 2011, UPC's surplus as regards policyholders was $48,188.

9)    RELATED PARTY TRANSACTIONS

In 2003, we entered into an investment-management agreement, in effect until terminated by either party, with Synovus Trust. For the three-month period ended March 31, 2011, our subsidiaries incurred combined fees under the agreement of $47. Synovus Financial Corporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. On September 28, 2011, Synovus, which owned 14.9% of our common stock outstanding, sold all shares of our common stock that it owned. Though they are no longer a related party, we continue to use Synovus Trust's services.

Effective March 30, 2011, UPC purchased $2,250 of up to $3,000 aggregate principal amount of promissory notes offered by Hamilton Risk Management Co., a Florida corporation engaged in the business of providing automobile insurance in Florida through its wholly-owned subsidiaries.  The HRM notes bear interest at the rate of two percent per annum.  All outstanding principal of and interest on the HRM notes is due on March 30, 2014.  In consideration for its purchase of the HRM notes, UPC received a Class A limited partnership interest in Acadia Acquisition Partners, L.P., the parent company of Hamilton Risk Management.  Our former director, James R. Zuhlke, is acting as Executive Chairman of Hamilton Risk Management on an interim basis. Another of our former directors, Larry G. Swets, serves as one of two managers of the limited liability company that serves as general partner of Acadia Acquisition Partners.  We bifurcated the cash consideration of $2,250 by allocating $1,948 to the note receivable based on its fair value (using a discounted cash flow model) and allocating the residual amount of $302 to our limited partnership interest. During the three months ended March 31, 2012, we recorded interest income of $11 and we recorded $24 of amortization of the note discount using the effective interest method. During the second quarter of 2011, we reduced the carrying amount of the limited partnership interest to zero by recording a $302 charge to other expenses because our share of Acadia's losses for the quarter exceeded the carrying amount of the partnership interest. We report the note receivable as part of other assets on the Consolidated Balance Sheets.

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our former directors, Mr. Swets, serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which was effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulated that 1347 Advisors shall provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar served as our interim CFO under the MSA until April 2, 2012, when he submitted his resignation effective concurrently with the termination of the MSA described in the final paragraph of this section. Mr. Baqar serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we paid 1347 Advisors a monthly consulting fee of $60 plus any reasonable expenses. For the three months ended March 31, 2012, we incurred $180 under the MSA.

In response to a letter UPC received from Florida's insurance regulatory authority more fully described in our Current Report on Form 8-K filed with the SEC on April 5, 2012, UIM notified 1347 Advisors on April 2, 2012 of its desire to terminate the MSA. Mr. Pratt, Mr. Swets, and Mr. Zuhlke resigned from our Board on March 28, 2012; March 30, 2012; and April 4, 2012; respectively.

Effective April 2, 2012, UIM and 1347 Advisors entered into a Termination Agreement and Release (Termination Agreement) pursuant to which the parties agreed to a mutual termination of the Management Services Agreement effective immediately.  As a result of the foregoing, UIM will no longer be obligated to pay 1347 Advisors the management services fee described above.  The Termination Agreement provides that 1347 shall cooperate with United to effect the transition of certain actuarial services to United or another company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

10)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2011	$3,812	$(1,471)	$2,341
Changes in net unrealized gain (loss) on investments	634	(244)	390
Reclassification adjustment for realized losses	(81)	31	(50)
March 31, 2012	$4,365	$(1,684)	$2,681

11)    STOCKHOLDERS' EQUITY

On March 14, 2012, our Board declared a $0.05 per share dividend. Our transfer agent paid the $518 dividend on April 5, 2012 to stockholders of record on March 26, 2012; we wired the money to the transfer agent prior to March 31, 2012 to ensure that they had the funds on hand to pay the stockholders on time.

12)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. Other than the termination of the related party agreement with 1347 Advisors as discussed in Note 9, no other events required disclosure.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

OUR BUSINESS

Through our wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida, South Carolina, Massachusetts and Rhode Island. We incorporated three of our subsidiaries under Florida law, including United Property & Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. In April 2011, we formed a fourth subsidiary, UPC Re. Operating as a reinsurer under the laws of the Cayman Islands, UPC Re provides reinsurance protection to UPC.

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

On July 1, 2010, UPC began writing policies in South Carolina and assumed a book of business in that state. On November 1, 2011 and March 1, 2012, UPC began writing policies in Massachusetts and Rhode Island, respectively. We have applied to insurance regulatory authorities in two additional states to allow UPC to write property and casualty lines. We began operating in new states in an effort to reduce our geographic concentration of exposure to catastrophic losses, as well as our geographic concentration of credit risk.

To reach a broad range of prospective policyholders, we use numerous independent agents to produce policies for us, and we also assume policies from Citizens Property Insurance Corporation and from other carriers. We refer to policies produced by our agents as direct policies or direct business. As of March 31, 2012, policies we originally assumed from Citizens represented only 11% of our homeowner in-force policies, while direct policies and policies we assumed from other carriers represented 89% of our homeowner in-force policies. At March 31, 2012, we had approximately 107,700 homeowner policyholders, compared to 101,800 at December 31, 2011 and 89,000 at March 31, 2011.

The table below displays the average rate increases we have recently implemented. Applying a rate increase to all policies that were in force on the date the increase became effective takes up to one year, and then we must recognize the increased premium pro rata over 12 months; therefore, rate increases may take as long as two years to fully impact net income. The rate increases we implemented during 2009 and 2010 have now been applied to all policies in force and have almost completely affected earned premium. We continue to apply the rate increases we implemented during 2011 to renewals of policies in force, and the 2011 rate increases will continue to affect our earned premium through the fourth quarter of 2013.

	Average Rate Increase
	FL	SC
Homeowners Policies
Dec. 2011	—%	6.0%
Nov. 2011	7.5%	—%
May 2011	15.9%	—%
Mar. 2010	14.0%	—%
Sep. 2009	12.7%	—%
Dwelling Policies
Nov. 2011	15.0%	—%
Apr. 2010	14.7%	—%
Oct. 2009	15.0%	—%

UNITED INSURANCE HOLDINGS CORP.

We file for rate increases when necessary to ensure that we collect sufficient premium to pay valid insured claims, reinsurance costs and other expenses. Insurance regulatory authorities must approve or deny any proposed rate increase we file. We currently do not have any pending rate increases.

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our former directors, Larry G. Swets, serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which was effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulated that 1347 Advisors was to provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar served as our interim CFO under the MSA until April 2, 2012, when he submitted his resignation effective concurrently with the termination of the MSA described in Note 9 in the Notes to Unaudited Consolidated Financial Statements. Mr. Baqar serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services provided, we paid 1347 Advisors a monthly consulting fee of $60 plus any reasonable expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex; as a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2012, we reassessed our critical accounting policies and estimates as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K); we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2012 COMPARED TO DECEMBER 31, 2011

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2011 Form 10-K.

Investments

We classify all of our investments as available-for-sale. Our investments at March 31, 2012 and December 31, 2011 consisted mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. Most of the corporate bonds we held reflected a similar diversification. At March 31, 2012, approximately 83% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 17% were corporate bonds rated “BBB”.

At March 31, 2012, securities in an unrealized loss position for a period of twelve months or longer reflected gross unrealized losses of $24; approximately $3 of the total related to two fixed maturities, while three equity securities reflected unrealized losses of $21. We currently have no plans to sell the five securities and we expect to fully recover our cost basis. We reviewed these securities and determined that we did not need to record impairment charges at March 31, 2012.

UNITED INSURANCE HOLDINGS CORP.

Various states in which we operate require us, by statute, to maintain deposits to secure the payment of claims. The table below summarizes our statutorily-required deposits as of March 31, 2012.

	Type of Security Deposited	Cost/Amortized Cost	Fair Value
Florida	Certificate of Deposit	$300	$300
Amount reflected in other long-term investments		300	300
South Carolina	U.S. Treasury Note	1,000	1,001
Massachusetts	Municipal Bond	104	111
Amount reflected in fixed maturities		1,104	1,112
Securities deposited with insurance regulatory authorities		$1,404	$1,412

The CD we deposited with the Florida insurance regulatory authority is a twelve-month, automatically renewing CD. The par values of the securities we deposited with the South Carolina and Massachusetts insurance regulatory authorities are $1,000 and $100, respectively.

Reinsurance-Related Accounts

Our prepaid reinsurance premiums decreased from the amount at December 31, 2011 as a result of our amortization of reinsurance premiums during the three-month period ended March 31, 2012. Also, we paid the final installment on the 2011-2012 reinsurance contracts, resulting in the decrease to reinsurance payable. See Note 5 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

Gross Premiums Written

Two factors primarily caused the $7,221 increase in our gross premiums written: (i) we wrote more policies during the first quarter of 2012, and (ii) previously-discussed rate increases continued to have a positive effect.

We wrote approximately 6,800 more policies during the three-month period ended March 31, 2012 than we did during the same period in 2011. New policies accounted for approximately 3,600 of the 6,800 policy increase, including a total of approximately 600 policies in Massachusetts and Rhode Island, states in which we did not write during the first quarter of 2011.

Gross Premiums Earned

Our gross premiums earned increased $10,310 due to the increase in policies written and the effects of the rate increases we implemented.

Ceded Premiums Earned

Our ceded premiums earned increased $1,628 primarily because we recorded a $3,377 contractually-allowed adjustment in the fourth quarter of 2010 that reduced the reinsurance premiums on the 2010-2011 private reinsurance contract when the total insured value (TIV) of our policies at September 30, 2010 was less than originally contemplated by the contract; therefore, we recorded approximately $844 less ceded earned premium than we would have otherwise recorded during the first quarter of 2011. In the fourth quarter of 2011, we recorded an adjustment of $1,109 that increased the total premium on our 2011-2012 Florida Hurricane Catastrophe Fund contract as a result of TIV being more than originally contemplated by the contract, increasing ceded earned premium by approximately $277 in the first quarter of 2012.

UNITED INSURANCE HOLDINGS CORP.

Losses

Had our loss ratio remained constant during the three months ended March 31, 2012, at the 21% level we experienced during the same period of the prior year, we would have expected losses to increase by approximately $2,160. Losses increased by only $1,098 primarily as a result of the rate increases we implemented which increased gross premiums earned. Additionally, a steadily-improving book of business contributed to keeping the loss ratio lower than in the same period of the prior year.

Policy Acquisition Costs

Policy acquisition costs increased $1,709 because we amortized more agents' commissions and policy administration costs as a result of the increase in premiums earned as described above.

General and Administrative Expenses

Our continued growth also caused an increase of $430 in our general and administrative expenses. Salary and payroll costs increased approximately $213, while individually insignificant changes in several other expense items within the category caused the remainder of the increase in general and administrative expenses.

Provision for Income Tax

We recorded a provision for income taxes for the three-month periods ended March 31, 2012, and March 31, 2011, resulting in effective tax rates of 36.5% and 34.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income and the sale or maturity of invested assets. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments.

We do not conduct any business operations of our own; our subsidiaries conduct the business operations of the consolidated group. As a result, we rely on cash dividends or intercompany loans from UIM to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate UPC, including restricting any dividends paid by UPC and requiring approval of any management fee UPC pays to UIM for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. Our UIM subsidiary pays us dividends primarily using cash from the collection of management fees from UPC, pursuant to a management agreement in effect between those entities.

Operating Activities

During the three months ended March 31, 2012, our operations generated cash of $19,068, compared to providing $15,050 during the same period in 2011. The increase in cash generated by our operating activities resulted primarily because:

•we collected approximately $15,600 more in premiums from our policyholders,

•we paid approximately $800 more in losses to our policyholders,

•	we paid approximately $1,900 more to our reinsurers,

•	we recovered approximately $400 less from our reinsurers,

UNITED INSURANCE HOLDINGS CORP.

•	we paid approximately $3,600 more in policy acquisition costs as a result of the increase in our policies written, and

•	we made income tax payments totaling approximately $1,300, but made no such payments in the same period of 2011.

Increases in various other operating expense payments also offset the increases in operating cash.

Investing Activities

During the three months ended March 31, 2012, our investing activities used $1,826 of cash compared to using $42,339 of cash in the same period of the prior year primarily because we purchased approximately $39,822 more securities during the first quarter of 2011, a result of our reinvestment of the proceeds from the securities we sold in December 2010 as well as a portion of the excess cash provided by operations.

Financing Activities

During the three months ended March 31, 2012, our financing activities used $627 compared to providing $2,757 in 2011. We declared a dividend in the first quarter of 2012, and we had to pay the $518 to our transfer agent prior to quarter end. We did not declare any dividends in the same period of the prior year, so we had no similar payments. Additionally, bank overdrafts increased in 2012 by $185, compared to increasing in 2011 by $3,051.

During May 2011, we became a member of the Federal Home Loan Bank of Atlanta, which provides us access to credit facilities should we choose to make use of financing options. Any use of the credit facilities requires credit approval. In the near term, we do not anticipate a need to access such credit facilities.

The note payable to Florida's State Board of Administration requires UPC to maintain surplus as regards policyholders at or above a calculated level, which was $41,569 at March 31, 2012. We calculate the required amount of surplus as regards policyholders by starting with $50,000 and subtracting repayments of principal on the SBA note, catastrophic losses paid since the note originated and any deferred acquisition costs related to Florida policies. We monitor the surplus as regards policyholders at UPC each quarter and, for various reasons, we occasionally provide additional capital to UPC. During the three-month periods ended March 31, 2012 and 2011, we did not contribute any capital to UPC. We currently do not foresee a need for any material contributions of capital to UPC; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain a 2:1 ratio of net written premium to surplus (the SBA note agreement defines surplus as the $20,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus to avoid additional interest penalties. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the stated rate of the note. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2012, we were in compliance with the covenants of the SBA note.

In accordance with Florida law, UPC may pay dividends or make distributions out of that part of statutory surplus derived from its net operating profit and its net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause surplus as regards policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as to policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory capital required.

UNITED INSURANCE HOLDINGS CORP.

We prepare our financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires UPC to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000. At March 31, 2012, UPC’s surplus as regards policyholders was $48,188, exceeding the minimum requirements. Florida law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at March 31, 2012.

We repurchased shares of our common stock in May 2011. While we have not adopted a formal stock repurchase plan at this time, we may repurchase additional shares of our common stock from time to time as financial conditions permit. We consider several factors in determining whether to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt-to-total-capitalization targets and our expected future cash needs.

As noted above, our Board of Directors declared a $0.05 per share dividend on March 14, 2012. Our transfer agent paid the $518 dividend on April 5, 2012 to stockholders of record on March 26, 2012; we wired the money to the transfer agent prior to March 31, 2012 to ensure that they had the funds on hand to pay the stockholders on time. Any future dividends will depend upon circumstances at the time, and our Board must approve and declare any such dividends.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2012, we had no off-balance-sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 9 in our Notes to Unaudited Consolidated Financial Statements for a discussion of our related party transactions, including those with HRM and 1347 Advisors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

During the fiscal quarter ended March 31, 2012, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNITED INSURANCE HOLDINGS CORP.

PART II

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

Item 1A. Risk Factors

No material changes have occurred in the risk factors that we disclosed in our 2011 Form 10-K as filed with the SEC on March 14, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended March 31, 2012, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a Florida-domiciled insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

1.	the lesser of:

a.	ten percent of capital surplus, or

b.	net income, not including realized capital gains, plus a two-year carryforward,

2.	ten percent of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or

3.	the lesser of:

a.	ten percent of capital surplus, or

b.	net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Alternatively, UPC may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

1.	the dividend is equal to or less than the greater of:

a.	ten percent of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains, or

b.	the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and:

UNITED INSURANCE HOLDINGS CORP.

i.	the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made, and

ii.	the insurer files a notice of the dividend or distribution with the insurance regulatory authority at least ten business days prior to the dividend payment or distribution, and

iii.
the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders.

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At March 31, 2012, we were in compliance with these requirements.

Our note payable to the SBA prevents UPC from paying any dividends if any payments of principal or interest on the note are past due. To date, we have always paid amounts due the SBA on time. The minimum surplus requirement stipulated by the note agreement could also limit the amount of any dividend UPC may want to declare.

Repurchases. During the three months ended March 31, 2012, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibit Index

Exhibit	Description

10.1	Termination Agreement and Release, dated as of April 2, 2012, between 1347 Advisors LLC, and United Insurance Management, L.C.

10.2
Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, including Addendum 1, effective on June 1, 2012 (included as Exhibit 10.1 to the Form 8-K filed on April 3, 2012, and incorporated herein by reference)

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

UNITED INSURANCE HOLDINGS CORP.

May 9, 2012	By:	/s/ Melvin A. Russell
Melvin A. Russell, Executive Vice President (principal executive officer and duly authorized officer)

May 9, 2012	By:	/s/ John F. Rohloff
John F. Rohloff, Interim Chief Financial Officer (principal financial officer and principal accounting officer)