Form 10-Q
period 2012-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2012-08-08
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
Commission File Number 000-52833
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 8, 2012; 10,361,849 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts rounded to the nearest thousand in all tables, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections, we show full rounded values.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of June 30, 2012, and for the three and six months ended June 30, 2012 (Form 10-Q) or in documents that we incorporate by reference that do not represent historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about our ability to reduce our geographic concentration and related effects, our ability to obtain rate increases when needed and the impact of any such increases on our revenues, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies; the regulatory, economic and weather conditions present in the states in which we operate; the impact of new federal or state regulations that affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to attract and retain the services of senior management; the outcome of litigation pending against us, including the terms of any settlements; dependence on investment income and the composition of our investment portfolio and related market risks; our exposure to catastrophic events and severe weather conditions; downgrades in our financial strength rating; and other matters described from time to time by us in this Form 10-Q and in our other filings with the SEC.
We caution you to not place reliance on these forward-looking statements, which are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in this Form 10-Q are based on assumptions and expectations existing as of the date of this Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled RISK FACTORS in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $118,373 and $116,863, respectively)	$123,277	$120,378
Equity securities (adjusted cost of $3,406 and $3,284, respectively)	3,794	3,581
Other long-term investments	300	300
Total investments	$127,371	$124,259
Cash and cash equivalents	92,130	41,639
Accrued investment income	983	986
Premiums receivable, net of allowances for credit losses of $86 and $77, respectively	17,938	11,205
Reinsurance recoverable on paid and unpaid losses	3,470	4,458
Prepaid reinsurance premiums	103,834	40,968
Deferred policy acquisition costs	16,779	12,324
Other assets	3,524	4,376
Total Assets	$366,029	$240,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$33,150	$33,600
Unearned premiums	130,929	100,130
Reinsurance payable	106,263	16,571
Other liabilities	16,095	17,866
Notes payable	16,471	17,059
Total Liabilities	$302,908	$185,226
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,573,932 issued; 10,361,849 outstanding	1	1
Additional paid-in capital	75	75
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	3,252	2,341
Retained earnings	60,224	53,003
Total Stockholders' Equity	$63,121	$54,989
Total Liabilities and Stockholders' Equity	$366,029	$240,215

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Gross premiums written	$77,928	$65,296	$135,924	$116,071
Increase in gross unearned premiums	(23,479)	(21,037)	(30,799)	(31,446)
Gross premiums earned	54,449	44,259	105,125	84,625
Ceded premiums earned	(24,727)	(21,960)	(47,613)	(43,218)
Net premiums earned	$29,722	$22,299	57,512	41,407
Net investment income	777	700	1,524	1,234
Net realized gains	37	112	118	112
Other revenue	1,028	884	1,913	1,710
Total revenue	$31,564	$23,995	61,067	44,463
EXPENSES:
Losses and loss adjustment expenses	12,969	12,601	22,451	20,985
Policy acquisition costs	8,878	7,181	17,131	13,725
Operating expenses	1,757	1,503	3,190	2,800
General and administrative expenses	2,300	2,054	5,093	4,417
Interest expense	129	157	212	311
Total expenses	$26,033	$23,496	48,077	42,238
Income before other expenses	5,531	499	12,990	2,225
Other expenses	293	279	269	279
Income before income taxes	$5,238	$220	12,721	1,946
Provision for income taxes	2,247	131	4,982	733
Net income	$2,991	$89	$7,739	$1,213
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain on investments	966	1,091	1,600	1,029
Reclassification adjustment for net realized investment gains	(37)	(112)	(118)	(112)
Income tax expense related to items of other comprehensive income	(359)	(377)	(572)	(354)
Total comprehensive income	$3,561	$691	$8,649	$1,776

Weighted average shares outstanding
Basic and Diluted	10,361,849	10,473,717	10,361,849	10,523,548

Earnings per share
Basic and Diluted	$0.29	$0.01	$0.75	$0.12

Dividends declared per share	$—	$—	$0.05	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$7,739	$1,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	641	601
Net realized gains	(118)	(112)
Provision for uncollectible premiums/over and short	16	8
Deferred income taxes, net	323	(684)
Changes in operating assets and liabilities:
Accrued investment income	3	(515)
Premiums receivable	(6,749)	(7,028)
Reinsurance recoverable on paid and unpaid losses	988	7,376
Prepaid reinsurance premiums	(62,866)	(45,923)
Deferred policy acquisition costs, net	(4,455)	(4,290)
Other assets	(389)	(4,077)
Unpaid losses and loss adjustment expenses	(450)	(3,357)
Unearned premiums	30,799	31,446
Reinsurance payable	89,692	71,061
Other liabilities	(1,914)	3,856
Net cash provided by operating activities	$53,260	$49,575
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	25,527	21,271
Purchases of investments available for sale	(27,333)	(97,400)
Cost of capitalized software acquired	—	(15)
Net cash used in investing activities	$(1,806)	$(76,144)
FINANCING ACTIVITIES
Repayments of borrowings	(588)	(588)
Repurchases of common stock	—	(431)
Dividends	(518)	—
Bank overdrafts	143	2,904
Net cash provided by (used in) financing activities	$(963)	$1,885
Increase (decrease) in cash	50,491	(24,684)
Cash and cash equivalents at beginning of period	41,639	71,644
Cash and cash equivalents at end of period	$92,130	$46,960

Supplemental Cash Flows Information
Interest paid	$175	$322
Income taxes paid	$6,482	$1,580
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp (UIHC) is a property and casualty insurance holding company that sources, writes, and services residential property and casualty insurance policies using a network of independent agents and a group of wholly owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC; and UPC Re, which provides a portion of the reinsurance protection purchased by UPC.

Our primary product is homeowners' insurance, which we currently offer in Florida, South Carolina, Massachusetts and Rhode Island under authorization from the insurance regulatory authorities in each state. UPC has also applied to insurance regulatory authorities in two additional states to write property and casualty lines.

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

We prepared the accompanying unaudited Consolidated Balance Sheet as of June 30, 2012, with the audited Consolidated Balance Sheet amounts as of December 31, 2011, presented for comparative purposes, and the related unaudited consolidated Statements of Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Consolidated Balance Sheet as of June 30, 2012, our Consolidated Statements of Income and our Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

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

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2012, and December 31, 2011, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable. The note receivable, which we originally recorded at fair value, using a discounted cash flow methodology, was due in approximately two years. Due to the settlement agreement, as discussed in Note 9, the note receivable is now recorded at the impaired value.

(c) Pending Accounting Pronouncements

In December 2011 the Financial Accounting Standards Board issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in ASU No. 2011-12 delay the effective date of certain provisions in ASU No. 2011-05 that relate to reclassification items until such time as the FASB has time to re-deliberate the presentation of those items. All other provisions of ASU No. 2011-05 take effect on the date originally noted in that ASU.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2012, and December 31, 2011:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. government and agency securities	$46,360	$285	$196	$46,449
States, municipalities and political subdivisions	17,138	1,696	—	18,834
Corporate securities	54,445	3,139	19	57,565
Redeemable preferred stocks	430	—	1	429
Total fixed maturities	$118,373	$5,120	$216	$123,277
Common stocks	2,929	441	42	3,328
Nonredeemable preferred stocks	477	—	11	466
Total equity securities	$3,406	$441	$53	$3,794
Other long-term investments	300	—	—	300
Total investments	$122,079	$5,561	$269	$127,371

December 31, 2011
U.S. government and agency securities	$48,011	$219	$111	$48,119
States, municipalities and political subdivisions	17,159	1,207	—	18,366
Corporate securities	51,135	2,366	145	53,356
Redeemable preferred stocks	558	—	21	537
Total fixed maturities	$116,863	$3,792	$277	$120,378
Common stocks	2,807	359	43	3,123
Nonredeemable preferred stocks	477	—	19	458
Total equity securities	$3,284	$359	$62	$3,581
Other long-term investments	300	—	—	300
Total investments	$120,447	$4,151	$339	$124,259

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three- and six-month periods ended June 30, 2012, and 2011:

	2012		2011
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$156	$4,016	$110	$12,046
Realized gains on equity securities	29	150	10	65
Total realized gains	$185	$4,166	$120	$12,111
Fixed maturities	(141)	9,243	(8)	2,990
Realized losses on equity securities	(7)	38	—	—
Total realized losses	$(148)	$9,281	$(8)	$2,990
Net realized investment gains	$37	$13,447	$112	$15,101

Six Months Ended June 30,
Fixed maturities	$156	$4,274	$110	$12,046
Equity securities	119	887	10	65
Total realized gains	$275	$5,161	$120	$12,111
Fixed maturities	(141)	9,243	(8)	2,990
Equity securities	(16)	191	—	96
Total realized losses	$(157)	$9,434	$(8)	$3,086
Net realized investment gains	$118	$14,595	$112	$15,197

We realized $37,000 and $118,000 of net investment gains during the three and six months ended June 30, 2012, compared to $112,000 of net investment gains during the three and six months ended June 30, 2011.

The table below summarizes our fixed maturities at June 30, 2012, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2012
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$38,295	32.3%	$38,181	31.0%
Due after one year through five years	23,501	19.9	24,041	19.6
Due after five years through ten years	38,205	32.3	41,217	33.4
Due after ten years	18,372	15.5	19,838	16.0
Total	$118,373	100.0%	$123,277	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

The following table summarizes our net investment income by major investment category:

	Three months ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fixed maturities	$737	$608	$1,445	$1,102
Equity securities	36	40	70	76
Cash, cash equivalents and short-term investments	4	52	9	56
Net investment income	$777	$700	$1,524	$1,234
Investment expenses	(23)	(32)	(94)	(92)
Net investment income, less investment expenses	$754	$668	$1,430	$1,142

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. government and agency securities	5	$196	$11,351	—	$—	$—
Corporate securities	2	19	3,027	—	—	—
Redeemable preferred stocks	1	—	204	1	1	102
Total fixed maturities	8	$215	$14,582	1	$1	$102
Common stocks	9	42	379	—	—	—
Nonredeemable preferred stocks	—	—	—	3	11	465
Total equity securities	9	$42	$379	3	$11	$465
Total	17	$257	$14,961	4	$12	$567

December 31, 2011
U.S. government and agency securities	2	$90	$16,915	1	$21	$1,627
Corporate securities	3	145	3,924	—	—	—
Redeemable preferred stocks	—	—	—	4	21	537
Total fixed maturities	5	$235	$20,839	5	$42	$2,164
Common stocks	12	40	740	1	3	9
Nonredeemable preferred stocks	—	—	—	3	19	458
Total equity securities	12	$40	$740	4	$22	$467
Total	17	$275	$21,579	9	$64	$2,631

* This amount represents the actual number of discrete securities, not the number of shares of those securities. The number is not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make principal and interest payments on a timely basis.  We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. All the issuers of the equity securities we own had near-term prospects that indicated we could recover our cost basis, and we also have the ability and the intent to hold these securities until their value equals or exceeds their cost.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

The following table presents the fair value measurements of our financial instruments by level at June 30, 2012, and December 31, 2011:

June 30, 2012	Total	Level 1	Level 2
U.S. government and agency securities	$46,449	$31,702	$14,747
States, municipalities and political subdivisions	18,834	—	18,834
Corporate securities	57,565	—	57,565
Redeemable preferred stocks	429	429	—
Total fixed maturities	$123,277	$32,131	$91,146
Common stocks	3,328	3,328	—
Nonredeemable preferred stocks	466	466	—
Total equity securities	$3,794	$3,794	$—
Other long-term investments	300	300	—
Total investments	$127,371	$36,225	$91,146

December 31, 2011
U.S. government and agency securities	$48,119	$24,176	$23,943
States, municipalities and political subdivisions	18,366	—	18,366
Corporate securities	53,356	—	53,356
Redeemable preferred stocks	537	537	—
Total fixed maturities	$120,378	$24,713	$95,665
Common stocks	3,123	3,123	—
Nonredeemable preferred stocks	458	458	—
Total equity securities	$3,581	$3,581	$—
Other long-term investments	300	300	—
Total investments	$124,259	$28,594	$95,665

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on the Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:
Level 1: Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.
Level 2: Assets and liabilities whose values are based on the following:
(a) Quoted prices for similar assets or liabilities in active markets;
(b) Quoted prices for identical or similar assets or liabilities in markets that are not active; or
(c) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
Level 3: Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities. We do not hold any securities whose fair value is determined using significant and unobservable inputs.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

We are responsible for the determination of fair value and the supporting assumptions and methodologies. We gain assurance on the overall reasonableness and consistent application of valuation methodologies and inputs and compliance with accounting standards through the execution of various processes and controls designed to provide assurance that our assets and liabilities are appropriately valued. For fair values received from third parties, our processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded
We do not hold any investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the three and six months ended June 30, 2012.

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

4)    EARNINGS PER SHARE

For the three and six months ended June 30, 2011, we had 7,077,375 warrants outstanding, all of which were anti-dilutive during that period. Prior to their expiration on October 4, 2011, each warrant could have been exercised for one share of common stock.

5)    REINSURANCE

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. Our program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders.

During the second quarter of 2012, we placed our reinsurance program for the 2012 hurricane season. It comprises six contracts which reinsures for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2012, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. For UPC the FHCF coverage includes an estimated maximum provisional limit of 90% of $392,334,000 or $353,101,000, in excess of our retention and private reinsurance of $153,332,000, and also includes reimbursement of eligible loss adjustment expenses of 5%. The limit and retention of the FHCF coverage are subject to re-measurement based on June 30th exposure data. In addition, the FHCF's retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

In addition to FHCF coverage, we purchase private reinsurance below, alongside, and above the FHCF layer. The contracts comprising our program are described below:

•
Below FHCF - provides coverage on $138,332,000 of losses in excess of $15,000,000 and is 100% placed. The first reinstatement of limits is prepaid and the second and final reinstatement requires additional premium.

•	Mandatory FHCF - provides 90% of $392,334,000 excess of $153,332,000 with no reinstatement of limits.

•	Excess - provides coverage on $45,886,000 of losses in excess of the private and FHCF reinsurance coverage and is 100% placed.

Our non-catastrophe reinsurance agreement provides excess-of-loss coverage for losses arising out of property business up to $1,700,000 in excess of $1,000,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property business, one reinstatement of the full coverage amount is included at 50% additional premium. The agreement, including reinstatements, provides aggregate coverage of $3,400,000 for losses arising out of property business, while any single occurrence is limited to $1,700,000. The agreement also provides coverage for losses arising out of a combination of property and casualty business up to $2,200,000 in excess of $1,000,000 per occurrence, subject to a maximum recovery on any one loss occurrence, regardless of the number of risks involved for property or the number or type of insureds for casualty, of $2,200,000.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the Federal Government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $144,000 and $112,000, for the three-month periods ended June 30, 2012, and 2011, respectively, and $241,000 and $193,000 for the six-month periods ended June 30, 2012, and 2011, respectively.

We realized recoveries under our reinsurance agreements totaling $838,000 and $5,407,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $1,563,000 and $6,579,000 for the six-month periods ended June 30, 2012, and 2011, respectively. These recoveries were primarily related to losses from Hurricane Wilma, which occurred in October 2005.

6)    LONG-TERM DEBT

Our long-term debt at June 30, 2012 consisted of a note payable to the Florida State Board of Administration. At June 30, 2012, and December 31, 2011, we owed $16,471,000 and $17,059,000, respectively, on the note and the interest rate was 2.18% and 1.99%, respectively. All other terms and conditions of the note remain as described in our 2011 Form 10-K.

At June 30, 2012, and during the three and six months then ended, we complied with all covenants as specified in the SBA note. During the first quarter of 2011, we paid $11,000 of additional interest as a result of violating the writing ratio covenant during the fourth quarter of 2010.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

8)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At June 30, 2012, and during the three and six months then ended, UPC met all regulatory requirements of the states in which it operates, and it did not incur any assessments during that same three- and six-month period.

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

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three-month periods ended June 30, 2012, and 2011, respectively, UPC recorded statutory net income (loss) of $88,000 and $(3,813,000), and $174,000 and $(4,814,000) for the six-month periods ended June 30, 2012, and 2011, respectively. Since UPC is domiciled in Florida, it remains subject to the laws of that state, one of which requires that UPC maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At June 30, 2012, and December 31, 2011, UPC's surplus as regards policyholders was $48,060,000 and $48,188,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

9)    RELATED PARTY TRANSACTIONS

In 2003, we entered into an investment-management agreement, in effect until terminated by either party, with Synovus Trust. For the three- and six-month period ended June 30, 2011, our subsidiaries incurred combined fees under the agreement of $24,000 and $71,000, respectively. Synovus Financial Corporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. On September 28, 2011, Synovus, which owned 14.9% of our common stock outstanding, sold all shares of our common stock that it owned. Though they are no longer a related party, we continue to use Synovus Trust's services.

Effective March 30, 2011, UPC purchased $2,250,000 of up to $3,000,000 aggregate principal amount of promissory notes offered by Hamilton Risk Management Co., a Florida corporation engaged in the business of providing automobile insurance in Florida through its wholly-owned subsidiaries.  The HRM notes bear interest at the rate of two percent per annum.  All outstanding principal of and interest on the HRM notes is due on March 30, 2014.  In consideration for its purchase of the HRM notes, UPC received a Class A limited partnership interest in Acadia Acquisition Partners, L.P., the parent company of Hamilton Risk Management.  Our former director, James R. Zuhlke, is acting as Executive Chairman of Hamilton Risk Management on an interim basis. Another of our former directors, Larry G. Swets, serves as one of two managers of the limited liability company that serves as general partner of Acadia Acquisition Partners.  We bifurcated the cash consideration of $2,250,000 by allocating $1,948,000 to the note receivable based on its fair value (using a discounted cash flow model) and allocating the residual amount of $302,000 to our limited partnership interest. During the second quarter of 2011, we reduced the carrying amount of the limited partnership interest to zero by recording a $302,000 charge to other expenses because our share of Acadia's losses for the quarter exceeded the carrying amount of the partnership interest. We report the note receivable as part of other assets on the Consolidated Balance Sheets.

During the second quarter ended June 30, 2012, it came to our attention that Hamilton Risk Management breached a covenant contained in the Note Purchase Agreement, by reason of Kingsway Amigo Insurance Company's Surplus falling below $13,000,000. On July 17, 2012, we notified HRM of the breach and requested that HRM remedy the breach. On July 20, 2012, our Board of Directors unanimously agreed to enter into negotiations with HRM to settle the outstanding note receivable and to terminate our partnership interest in Acadia Acquisition Partners, L.P. Based on these discussions, we expect to settle the total outstanding note receivable and the partnership interest at an amount equal to $1,750,000. We recorded an impairment of $316,000 on the note receivable in June to reflect the difference between the carrying amount and the proposed settlement amount, which is recorded in other expenses on the income statement.

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our former directors, Mr. Swets, serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which was effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulated that 1347 Advisors shall provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar served as our interim CFO under the MSA until April 2, 2012, when he submitted his resignation effective concurrently with the termination of the MSA described in the final paragraph of this section. Mr. Baqar serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we paid 1347 Advisors a monthly consulting fee of $60,000 plus any reasonable expenses. For the three and six months ended June 30, 2012, we incurred $0 and $180,000, respectively, under the MSA.

In response to a letter UPC received from Florida's insurance regulatory authority more fully described in our Current Report on Form 8-K filed with the SEC on April 5, 2012, UIM notified 1347 Advisors on April 2, 2012, of its desire to terminate the MSA. Mr. Pratt, Mr. Swets, and Mr. Zuhlke resigned from our Board on March 28, 2012; March 30, 2012; and April 4, 2012; respectively. Effective April 2, 2012, UIM and 1347 Advisors entered into a Termination Agreement and Release (Termination Agreement) pursuant to which the parties agreed to a mutual termination of the Management Services Agreement effective immediately.  As a result of the foregoing, UIM will no longer be obligated to pay 1347 Advisors the management services fee described above.  The Termination Agreement provides that 1347 shall cooperate with United to effect the transition of certain actuarial services to United or another company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

10)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2011	$3,812	$(1,471)	$2,341
Changes in net unrealized gain (loss) on investments	1,600	(617)	983
Reclassification adjustment for realized gains	(118)	46	(72)
June 30, 2012	$5,294	$(2,042)	$3,252

11)    STOCKHOLDERS' EQUITY

On July 20, 2012, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, $0.0001 par value per share, of the Company. The dividend is payable to the stockholders of record on August 3, 2012. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.0001 par value (Preferred Shares), of the Company, at a price of $27.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the distribution date, and will expire on July 20, 2022, unless the Rights are earlier redeemed or exchanged by us, as further described in Exhibit 4.1 to this Form 10-Q.

On March 14, 2012, our Board declared a $0.05 per share cash dividend. Our transfer agent paid the $518,000 dividend on April 5, 2012 to stockholders of record on March 26, 2012.

On May 19, 2011, we purchased a total of 212,083 shares of our common stock at a per-share price of $2.00. Inclusive of fees and commissions, we paid a total of $431,000, or $2.03 per share.

12) STOCK-BASED COMPENSATION

We accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - “Compensation - Stock Compensation.”

On June 14, 2012, our Board appointed John Forney as our Chief Executive Officer and granted him an initial equity award equaling $500,000 (or 86,960 shares), based on a book value on March 31, 2012. The shares will vest in equal parts on each anniversary of Mr. Forney's appointment as CEO ending on the fifth anniversary of this appointment. Mr. Forney's shares will vest only if he is employed at the conclusion of each annual anniversary of his appointment.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

The following table presents certain information related to non-vested shares:

	Three Months Ended June 30, 2012
	Non-Vested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	—	—
Granted	86,960	$5.25
Outstanding as of June 30, 2012	86,960	$5.25

There was approximately $457,000 of unrecognized stock compensation expense related to non-vested compensation granted, which we expects to recognize over the next five years.

13)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

As noted in Note 9, during the second quarter, we became aware of a covenant breach, by HRM, contained in the Note Purchase Agreement. On July 17, 2012, we notified HRM of the breach and requested that HRM remedy the breach. On July 20, 2012, our Board of Directors unanimously agreed to enter into negotiations with HRM to settle the outstanding note receivable and to terminate our partnership interest in Acadia Acquisition Partners, L.P. We expect to settle the total outstanding note receivable and the partnership interest at an amount equal to $1,750,000. The impairment charge of $316,000 on the note receivable was recorded during the quarter ended June 30, 2012.

On July 20, 2012, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, $0.0001 par value per share, of the Company. The dividend is payable to the stockholders of record on August 3, 2012. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.0001 par value (Preferred Shares), of the Company, at a price of $27.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated July 20, 2012, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. See Note 11, and Exhibit 4.1 to this Form 10-Q for more detail.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

OUR BUSINESS

United Insurance Holdings Corp. is a property and casualty insurance holding company incorporated in Delaware. Through our wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida, South Carolina, Massachusetts and Rhode Island. We incorporated three of our subsidiaries under Florida law, including United Property & Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. United Property & Casualty Insurance Company has been operating continuously in Florida since 1999. Our fourth subsidiary, UPC Re, which we formed in 2011, operates as a reinsurer under the laws of the Cayman Islands, and provides a portion of the reinsurance coverage purchased by UPC.

We offer standardized policies for a broad range of exposures, and include coverage options for single-family homeowners, tenants (renters), and condominium unit owners. We also write flood policies, on which we earn a commission while retaining no risk of loss, in all states in which we write our other products. In each of our business lines, we attempt to use rates that provide us the ability to be competitive in the market while still earning profits and adequately managing our potential catastrophe exposure. We employ rigorous underwriting criteria in support of these goals. Our rates are subject to review and approval by insurance regulators in the states in which we operate.

On July 1, 2010, UPC began writing policies in South Carolina and also assumed an existing book of business in that state. On November 1, 2011, and March 1, 2012, UPC began writing policies in Massachusetts and Rhode Island, respectively. We have applied to insurance regulatory authorities in two additional states to allow UPC to write property and casualty lines. We began operating in new states in an effort to reduce our geographic concentration of exposure to catastrophic losses, as well as our geographic concentration of credit risk.

To reach a broad range of prospective policyholders, we use numerous independent agents to produce policies for us, and we also assume policies from Citizens Property Insurance Corporation and from other carriers. We refer to policies produced by our agents as direct policies or direct business. As of June 30, 2012, policies we originally assumed from Citizens represented only 10% of our homeowner in-force policies, while direct policies and policies we assumed from other carriers represented 90% of our homeowner in-force policies. At June 30, 2012, we had approximately 114,800 homeowner policyholders, compared to 101,800 at December 31, 2011, and 94,100 at June 30, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex; as a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2012, we reassessed our critical accounting policies and estimates as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K); we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2012 COMPARED TO DECEMBER 31, 2011

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2011 Form 10-K.

Investments

We classify all of our investments as available-for-sale. Our investments at June 30, 2012, and December 31, 2011, consisted mainly of U.S. government and agency securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. Most of the corporate bonds we held reflected a similar diversification. At June 30, 2012, approximately 80% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 20% were corporate bonds rated “BBB”.

At June 30, 2012, securities in an unrealized loss position for a period of twelve months or longer reflected gross unrealized losses of $12,000; approximately $1,000 of the total related to one fixed maturity, while three equity securities reflected unrealized losses of $11,000. We currently have no plans to sell the four securities and we expect to fully recover our cost basis. We reviewed these securities and determined that we did not need to record impairment charges at June 30, 2012.

Reinsurance Payable

During the second quarter of 2012, we placed our reinsurance program for the 2012 hurricane season. It comprises six contracts which reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2012, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. For UPC, the FHCF coverage includes an estimated maximum provisional limit of 90% of $392,334,000, or $353,101,000, in excess of our retention and private reinsurance of $153,332,000, and also includes reimbursement of eligible loss adjustment expenses of 5%. The limit and retention of the FHCF coverage are subject to re-measurement based on June 30th exposure data. In addition, the FHCF's retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.

In addition to FHCF coverage, we purchase private reinsurance below, alongside, and above the FHCF layer. The contracts comprising our program are described below:

•
Below FHCF - provides coverage on $138,332,000 of losses in excess of $15,000,000 and is 100% placed. The first reinstatement of limits is prepaid and the second and final reinstatement requires additional premium.

•	Mandatory FHCF - provides 90% of $392,334,000 excess of $153,332,000 with no reinstatement of limits.

•	Excess - provides coverage on $45,886,000 of losses in excess of the private and FHCF reinsurance coverage and is 100% placed.

See Note 5 for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

Gross Premiums Written

Our gross premiums written increased $12,632,000, or 19.3%, from $65,296,000 to $77,928,000, due primarily to the growth in our policies written during the quarter and higher average premiums per policy

Gross Premiums Earned

Our gross premiums earned increased $10,190,000, or 23.0%, from $44,259,000 to $54,449,000, due primarily to the increase in policies written and higher average premiums per policy.

Ceded Premiums Earned

Our ceded premiums earned increased $2,767,000, or 12.6%, from $21,960,000 to $24,727,000, primarily due to the increased reinsurance costs in 2011 as our coverage levels have increased.

Losses

Losses increased by $368,000, or 2.9%, from $12,601,000 to $12,969,000, primarily due to increased policy counts in 2012, but partially offset by a more favorable loss experience during the quarter.

Policy Acquisition Costs

Policy acquisition costs increased $1,697,000, or 23.6%, from $7,181,000 to $8,878,000, primarily due to the increase in gross premiums earned described above.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $254,000, or 16.9%, from $1,503,000 to $1,757,000, due primarily to expenses related to servicing our larger group of policyholders.

Provision for Income Tax

We recorded a provision for income taxes of $2,247,000 on income before taxes of $5,238,000 for the three-month period ended June 30, 2012, compared to a provision of $131,000 on income before taxes of $220,000 for the three-month period ended June 30, 2011. This resulted in effective tax rates of 42.9% and 59.5%, respectively.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

Gross Premiums Written

Our gross premiums written increased $19,853,000, or 17.1%, from $116,071,000 to $135,924,000, due primarily to the growth in our policies written during the first half of the year and higher average premiums per policy

Gross Premiums Earned

Our gross premiums earned increased $20,500,000, or24.2%, from $84,625,000 to $105,125,000, due to the increase in policies written during the first half of 2012 and higher average premiums per policy.

UNITED INSURANCE HOLDINGS CORP.

Ceded Premiums Earned

Our ceded premiums earned increased $4,395,000, or 10.2%, from $43,218,000 to $47,613,000, primarily due to the increased reinsurance costs in 2011 as our coverage levels have increased.

Losses

Losses increased by $1,466,000, or 7.0%, from $20,985,000 to $22,451,000, primarily due to increased policy counts in 2012, but partially offset by a more favorable loss experience during the first six months of the year.

Policy Acquisition Costs

Policy acquisition costs increased $3,406,000, or 24.8%, from $13,725,000 to $17,131,000, primarily due to the increase in gross premiums earned described above.

General and Administrative Expenses

General and administrative expenses increased $676,000, or 15.3%, from $4,417,000 to $5,093,000, due primarily to increase in salaries and wages, taxes, legal fees and professional services.

Provision for Income Tax

We recorded a provision for income taxes of $4,982,000 on income before taxes of $12,721,000 for the six-month period ended June 30, 2012, compared to a provision of $733,000 on income before taxes of $1,946,000 for June 30, 2011. This resulted in effective tax rates of 39.2% and 37.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income and the sale or maturity of invested assets. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments.

Operating Activities

During the six months ended June 30, 2012, our operations generated cash of $53,260,000, compared to $49,575,000 during the same period in 2011. The increase in cash generated by our operating activities resulted primarily due to our increase in written premium.

Investing Activities

During the six months ended June 30, 2012, our investing activities used $1,806,000 of cash compared to using $76,144,000 of cash in the same period of the prior year primarily because we purchased approximately $70,067,000 more securities during the first quarter of 2011, a result of our reinvestment of the proceeds from the securities we sold in December 2010 as well as a portion of the excess cash provided by operations.

Financing Activities

During the six months ended June 30, 2012, our financing activities used $963,000 compared to providing cash of $1,885,000 for the six months ended June 30, 2011.

UNITED INSURANCE HOLDINGS CORP.

During May 2011, we became a member of the Federal Home Loan Bank of Atlanta, which provides us access to credit facilities should we choose to make use of financing options. Any use of the credit facilities requires credit approval. In the near term, we do not anticipate a need to access such credit facilities.

The $16,471,000 note payable to Florida's State Board of Administration requires UPC to maintain surplus as regards policyholders at or above a calculated level, which was $40,004,000 at June 30, 2012. We calculate the required amount of surplus as regards policyholders by starting with $50,000,000 and subtracting repayments of principal on the SBA note, catastrophic losses paid since the note originated and any deferred acquisition costs related to Florida policies. We monitor the surplus as regards policyholders at UPC each quarter and, for various reasons, we occasionally provide additional capital to UPC. During the six-month periods ended June 30, 2012, and 2011, we did not contribute any capital to UPC. We currently do not foresee a need for any material contributions of capital to UPC; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain a 2:1 ratio of net written premium to surplus (the SBA note agreement defines surplus as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus to avoid additional interest penalties. At June 30, 2012, our net written premium to surplus ratio was 2.6:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ration was 5.7:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.18% at the end of June. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2012, we were in compliance with the covenants of the SBA note.

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

We prepare our financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires UPC to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At June 30, 2012, UPC’s surplus as regards policyholders was $48,060,000, exceeding the minimum requirements. Florida law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at June 30, 2012.

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

As noted above, our Board of Directors declared a $0.05 per share dividend on March 14, 2012. Our transfer agent paid the $518,000 dividend on April 5, 2012 to stockholders of record on March 26, 2012. Any future dividends will depend upon circumstances at the time, and our Board must approve and declare any such dividends.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2012, we had no off-balance-sheet arrangements.

UNITED INSURANCE HOLDINGS CORP.

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

During the fiscal quarter ended June 30, 2012, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended June 30, 2012, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a Florida-domiciled insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

1.	the lesser of:

a.	ten percent of capital surplus, or

b.	net gain from operations, or

c.	net income, not including realized capital gains, plus a two-year carryforward,

2.	ten percent of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or

3.	the lesser of:

a.	ten percent of capital surplus, or

b.	net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Alternatively, UPC may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

1.	the dividend is equal to or less than the greater of:

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

UNITED INSURANCE HOLDINGS CORP.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At June 30, 2012, we were in compliance with these requirements.

Our note payable to the SBA prevents UPC from paying any dividends if any payments of principal or interest on the note are past due. To date, we have always paid amounts due the SBA on time. The minimum surplus requirement stipulated by the note agreement could also limit the amount of any dividend UPC may want to declare.

Repurchases. During the three months ended June 30, 2012, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibit Index

Exhibit	Description

3.1
Certificate of Designations, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock of United Insurance Holdings Corp. and Second Amended and Restated Certificate of Incorporation

4.1
Rights Agreement, dated as of July 20, 2012, between United Insurance Holdings Corp. and Continental Stock Transfer & Trust Company (incorporated herein by reference to exhibit 4.1 to the Registration Statement on Form 8-A of United Insurance Holdings Corp. dated as of July 23, 2012).

10.1
Termination Agreement and Release, dated as of April 2, 2012, between 1347 Advisors LLC, and United Insurance Management, L.C. (included as exhibit 10.1 to the Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.2
Employment Agreement between United Insurance Holdings Corp. and Mr. John Forney, dated June 8, 2012 (included as exhibit 10.1 to the Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.3
First Amendment to Employment Agreement between United Insurance Holdings Corp. and Mr. John Forney, dated June 12, 2012 (included as exhibit 10.2 to the Form 8-K filed on June 8, 2012, and incorporated herein by reference).

10.4
Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida and including Addenda 1, effective June 1, 2012 (included as exhibit 10.1 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.5
Form of INCR Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2012 (included as exhibit 10.2 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.6
Form of Combined Coverage Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2012 (included as exhibit 10.3 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.7
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2012 (included as exhibit 10.4 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.8
Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2012 (included as exhibit 10.5 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.9
Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2012 (included as exhibit 10.6 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.10
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and UPC Re, effective June 1, 2012 (included as exhibit 10.7 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.11
Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Management, L.C., Skyway Claims Services, LLC, United Property & Casualty Insurance Company, and UPC Re dated July 1, 2012.

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

UNITED INSURANCE HOLDINGS CORP.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

August 8, 2012	By:	/s/ John L. Forney
John L. Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

August 8, 2012	By:	/s/ John F. Rohloff
John F. Rohloff, Interim Chief Financial Officer (principal financial officer and principal accounting officer)