Form 10-Q
period 2012-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2012-11-15
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Commission File Number 000-52833
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 14, 2012; 10,448,839 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of September 30, 2012, and for the three and nine months ended September 30, 2012 (Form 10-Q) or in documents that we incorporate by reference that do not represent historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about our ability to reduce our geographic concentration and related effects, our ability to obtain rate increases when needed and the impact of any such increases on our revenues, estimated unpaid losses on insurance policies that we write, our investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies; the regulatory, economic and weather conditions present in the states in which we operate; the impact of new federal or state regulations that affect the property and casualty insurance market; the costs of reinsurance; assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to attract and retain the services of senior management; the outcome of litigation pending against us, including the terms of any settlements; dependence on investment income and the composition of our investment portfolio and related market risks; our exposure to catastrophic events and severe weather conditions; downgrades in our financial strength rating; and other matters described from time to time by us in this Form 10-Q and in our other filings with the SEC.
We caution you not to place reliance on these forward-looking statements, which are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in this Form 10-Q are based on assumptions and expectations existing as of the date of this Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled RISK FACTORS in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $118,256 and $116,863, respectively)	$124,457	$120,378
Equity securities (adjusted cost of $3,245 and $3,284, respectively)	3,742	3,581
Other long-term investments	300	300
Total investments	$128,499	$124,259
Cash and cash equivalents	90,892	41,639
Accrued investment income	800	986
Premiums receivable, net of allowances for credit losses of $93 and $77, respectively	17,405	11,205
Reinsurance recoverable on paid and unpaid losses	3,013	4,458
Prepaid reinsurance premiums	77,774	40,968
Deferred policy acquisition costs	16,952	12,324
Other assets	1,560	4,376
Total Assets	$336,895	$240,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$35,801	$33,600
Unearned premiums	131,832	100,130
Reinsurance payable	72,679	16,571
Other liabilities	15,414	17,866
Notes payable	16,176	17,059
Total Liabilities	$271,902	$185,226
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,660,922 and 10,573,932 issued; 10,448,839 and 10,361,849 outstanding for 2012 and 2011, respectively	1	1
Additional paid-in capital	102	75
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	4,114	2,341
Retained earnings	61,207	53,003
Total Stockholders' Equity	$64,993	$54,989
Total Liabilities and Stockholders' Equity	$336,895	$240,215

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Gross premiums written	$59,461	$44,266	$195,385	$160,337
(Increase) decrease in gross unearned premiums	(903)	2,861	(31,702)	(28,585)
Gross premiums earned	58,558	47,127	163,683	131,752
Ceded premiums earned	(28,335)	(23,267)	(75,948)	(66,485)
Net premiums earned	$30,223	$23,860	$87,735	$65,267
Net investment income	807	807	2,331	2,041
Net realized gains	37	—	155	112
Other revenue	1,205	826	3,118	2,536
Total revenue	$32,272	$25,493	$93,339	$69,956
EXPENSES:
Losses and loss adjustment expenses	16,950	8,414	39,401	29,399
Policy acquisition costs	9,404	7,568	26,535	21,293
Operating expenses	1,670	1,146	4,860	3,946
General and administrative expenses	3,031	2,368	8,124	6,785
Interest expense	71	142	283	453
Total expenses	$31,126	$19,638	$79,203	$61,876
Income before other (income) expenses	1,146	5,855	14,136	8,080
Other (income) expenses	(1)	(23)	268	256
Income before income taxes	$1,147	$5,878	$13,868	$7,824
Provision for income taxes	164	2,228	5,146	2,961
Net income	$983	$3,650	$8,722	$4,863
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain on investments	1,442	2,441	3,042	3,470
Reclassification adjustment for net realized investment gains	(37)	—	(155)	(112)
Income tax expense related to items of other comprehensive income	(542)	(941)	(1,114)	(1,295)
Total comprehensive income	$1,846	$5,150	$10,495	$6,926

Weighted average shares outstanding
Basic	10,361,849	10,361,849	10,361,849	10,469,056
Diluted	10,448,839	10,361,849	10,396,455	10,469,056

Earnings per share
Basic	$0.09	$0.35	$0.84	$0.46
Diluted	$0.09	$0.35	$0.84	$0.46

Dividends declared per share	$—	$—	$0.05	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$8,722	$4,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	946	911
Net realized gains	(155)	(112)
Provision for uncollectible premiums/over and short	26	18
Deferred income taxes, net	190	(921)
Changes in operating assets and liabilities:
Accrued investment income	186	(490)
Premiums receivable	(6,226)	(4,203)
Reinsurance recoverable on paid and unpaid losses	1,445	20,661
Prepaid reinsurance premiums	(36,806)	(24,845)
Deferred policy acquisition costs, net	(4,628)	(3,746)
Other assets	993	(1,470)
Unpaid losses and loss adjustment expenses	2,201	(7,557)
Unearned premiums	31,702	28,585
Reinsurance payable	56,108	40,683
Other liabilities	(2,529)	2,377
Net cash provided by operating activities	$52,175	$54,754
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	28,793	24,285
Purchases of investments available for sale	(30,419)	(102,463)
Cost of capitalized software acquired	—	(15)
Net cash used in investing activities	$(1,626)	$(78,193)
FINANCING ACTIVITIES
Repayments of borrowings	(883)	(882)
Repurchases of common stock	—	(431)
Dividends	(518)	—
Bank overdrafts	105	2,811
Net cash provided by (used in) financing activities	$(1,296)	$1,498
Increase (decrease) in cash	49,253	(21,941)
Cash and cash equivalents at beginning of period	41,639	71,644
Cash and cash equivalents at end of period	$90,892	$49,703

Supplemental Cash Flows Information
Interest paid	$242	$464
Income taxes paid	$6,593	$1,580
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp (UIHC) is a property and casualty insurance holding company that sources, writes, and services residential property and casualty insurance policies using a network of independent agents and a group of wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC; and UPC Re, which provides a portion of the reinsurance protection purchased by UPC.

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

We prepared the accompanying unaudited Consolidated Balance Sheet as of September 30, 2012, with the audited Consolidated Balance Sheet amounts as of December 31, 2011, presented for comparative purposes, and the related unaudited consolidated Statements of Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Consolidated Balance Sheet as of September 30, 2012, our Consolidated Statements of Income and our Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

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

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2012, and December 31, 2011, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2012, and December 31, 2011:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. government and agency securities	$49,366	$432	$177	$49,621
States, municipalities and political subdivisions	17,128	1,864	—	18,992
Corporate securities	51,332	4,080	—	55,412
Redeemable preferred stocks	430	3	1	432
Total fixed maturities	$118,256	$6,379	$178	$124,457
Common stocks	2,973	540	35	3,478
Nonredeemable preferred stocks	272	—	8	264
Total equity securities	$3,245	$540	$43	$3,742
Other long-term investments	300	—	—	300
Total investments	$121,801	$6,919	$221	$128,499

December 31, 2011
U.S. government and agency securities	$48,011	$219	$111	$48,119
States, municipalities and political subdivisions	17,159	1,207	—	18,366
Corporate securities	51,135	2,366	145	53,356
Redeemable preferred stocks	558	—	21	537
Total fixed maturities	$116,863	$3,792	$277	$120,378
Common stocks	2,807	359	43	3,123
Nonredeemable preferred stocks	477	—	19	458
Total equity securities	$3,284	$359	$62	$3,581
Other long-term investments	300	—	—	300
Total investments	$120,447	$4,151	$339	$124,259

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

On September 25, 2012, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership is $750,000 and is currently bifurcated between a capital contribution of $187,500 and a note receivable of $562,500 that will be utilized to fund our future capital contributions. We are not required to fund any additional amounts in excess of our initial $750,000 investment. At September 30, 2012, the cost basis of our investment approximated its fair value.

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three- and nine-month periods ended September 30, 2012, and 2011:

	2012		2011
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$42	$3,066	$—	$—
Total realized gains	$42	$3,066	$—	$—
Realized losses on equity securities	(5)	200	—	—
Total realized losses	$(5)	$200	$—	$—
Net realized investment gains	$37	$3,266	$—	$—

Nine Months Ended September 30,
Fixed maturities	$198	$7,340	$110	$12,046
Equity securities	119	887	10	65
Total realized gains	$317	$8,227	$120	$12,111
Fixed maturities	(141)	9,243	(8)	2,990
Equity securities	(21)	391	—	96
Total realized losses	$(162)	$9,634	$(8)	$3,086
Net realized investment gains	$155	$17,861	$112	$15,197

We realized $37,000 and $155,000, respectively, of net investment gains during the three and nine months ended September 30, 2012, compared to $0 and $112,000, respectively, of net investment gains during the three and nine months ended September 30, 2011.

The table below summarizes our fixed maturities at September 30, 2012, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2012
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$42,293	35.8%	$42,309	34.0%
Due after one year through five years	20,492	17.3	21,151	17.0
Due after five years through ten years	37,128	31.4	40,979	32.9
Due after ten years	18,343	15.5	20,018	16.1
Total	$118,256	100.0%	$124,457	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturities	$757	$678	$2,202	$1,780
Equity securities	34	34	104	110
Cash, cash equivalents and short-term investments	16	95	25	151
Net investment income	$807	$807	$2,331	$2,041
Investment expenses	(23)	(24)	(117)	(116)
Net investment income, less investment expenses	$784	$783	$2,214	$1,925

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. government and agency securities	4	$177	$10,277	—	$—	$—
Redeemable preferred stocks	—	—	—	1	1	102
Total fixed maturities	4	$177	$10,277	1	$1	$102
Common stocks	9	27	516	1	8	48
Nonredeemable preferred stocks	—	—	—	2	8	264
Total equity securities	9	$27	$516	3	$16	$312
Total	13	$204	$10,793	4	$17	$414

December 31, 2011
U.S. government and agency securities	2	$90	$16,915	1	$21	$1,627
Corporate securities	3	145	3,924	—	—	—
Redeemable preferred stocks	—	—	—	4	21	537
Total fixed maturities	5	$235	$20,839	5	$42	$2,164
Common stocks	12	40	740	1	3	9
Nonredeemable preferred stocks	—	—	—	3	19	458
Total equity securities	12	$40	$740	4	$22	$467
Total	17	$275	$21,579	9	$64	$2,631

* This amount represents the actual number of discrete securities, not the number of shares of those securities. The numbers are not presented in thousands.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2012, and December 31, 2011:

	Total	Level 1	Level 2
September 30, 2012
U.S. government and agency securities	$49,621	$31,821	$17,800
States, municipalities and political subdivisions	18,992	—	18,992
Corporate securities	55,412	—	55,412
Redeemable preferred stocks	432	432	—
Total fixed maturities	$124,457	$32,253	$92,204
Common stocks	3,478	3,478	—
Nonredeemable preferred stocks	264	264	—
Total equity securities	$3,742	$3,742	$—
Other long-term investments	300	300	—
Total investments	$128,499	$36,295	$92,204

December 31, 2011
U.S. government and agency securities	$48,119	$24,176	$23,943
States, municipalities and political subdivisions	18,366	—	18,366
Corporate securities	53,356	—	53,356
Redeemable preferred stocks	537	537	—
Total fixed maturities	$120,378	$24,713	$95,665
Common stocks	3,123	3,123	—
Nonredeemable preferred stocks	458	458	—
Total equity securities	$3,581	$3,581	$—
Other long-term investments	300	300	—
Total investments	$124,259	$28,594	$95,665

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

We are responsible for the determination of fair value and the supporting assumptions and methodologies. We gain assurance on the overall reasonableness and consistent application of valuation methodologies and inputs and compliance with accounting standards through the execution of various processes and controls designed to provide assurance that our assets and liabilities are appropriately valued. For fair values received from third parties, our processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.

We do not hold any investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the three and nine months ended September 30, 2012.

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

4)    EARNINGS PER SHARE

The table below reflects the diluted weighted-average number of common stock shares outstanding using the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average shares - basic	10,361,849	10,361,849	10,361,849	10,469,056
Effect of dilutive common stock equivalents:
Restricted stock award [1]	86,990	—	34,606	—
Weighted-average shares - diluted	10,448,839	10,361,849	10,396,455	10,469,056

1 Includes 86,990 shares of restricted common stock awarded on June 14, 2012. See Note 12 for additional information.

For the three and nine months ended September 30, 2011, we had 7,077,375 warrants outstanding, all of which were anti-dilutive during that period. Prior to their expiration on October 4, 2011, each warrant could have been exercised for one share of common stock.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

The basic and diluted EPS computations are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic EPS:
Net income attributable to common shareholders	$983	$3,650	$8,722	$4,863
Weighted average shares outstanding	10,361,849	10,361,849	10,361,849	10,469,056
Basic EPS	$0.09	$0.35	$0.84	$0.46

Diluted EPS:
Net income attributable to common shareholders	$983	$3,650	$8,722	$4,863
Weighted average shares outstanding	10,361,849	10,361,849	10,361,849	10,469,056
Weighted average dilutive shares	86,990	—	34,606	—
Total Weighted Average Shares	10,448,839	10,361,849	10,396,455	10,469,056
Diluted EPS	$0.09	$0.35	$0.84	$0.46

5)    REINSURANCE

Our reinsurance program is primarily designed to address our exposure to natural catastrophes. Our program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce variability of earnings, while providing protection to our policyholders.

During the second quarter of 2012, we placed our reinsurance program for the 2012 hurricane season. The contracts are effective June 1, 2012, for a one-year term and include both coverage from private reinsurers and the statutorily-mandated coverage in Florida provided by the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. United Property & Casualty Insurance Company's total 2012-2013 catastrophe reinsurance coverage included $353,101,000 of coverage from the FHCF and $184,218,000 of coverage from private reinsurers. The contracts include provisions which are designed to protect the Company from losses sustained in a single event as well as losses from multiple events in a single hurricane season.

In addition to our catastrophe reinsurance program, we purchase a limited amount of reinsurance designed specifically to protect against large non-catastrophe losses. Our non-catastrophe reinsurance agreement provides excess-of-loss coverage for losses arising out of property business up to $1,700,000 in excess of $1,000,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property business, one reinstatement of the full coverage amount is included at 50% additional premium. The agreement, including reinstatements, therefore provides aggregate coverage of $3,400,000 for losses arising out of property business, while any single occurrence is limited to $1,700,000.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $151,000 and $109,000, for the three-month periods ended September 30, 2012 and 2011, respectively, and $392,000 and $302,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

We realized recoveries under our reinsurance agreements totaling $61,000 and $13,963,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and $1,623,000 and $20,542,000 for the nine-month periods ended September 30, 2012, and 2011, respectively. As of June 1, 2011, our 2005 FHCF contract was commuted. As a result, we recorded a reinsurance receivable of $12,738,000 related to losses incurred from Hurricane Wilma, which we received from the FHCF during the third quarter of 2011.

6)    LONG-TERM DEBT

Our long-term debt at September 30, 2012, consisted of a note payable to the Florida State Board of Administration. At September 30, 2012, and December 31, 2011, we owed $16,176,000 and $17,059,000, respectively, on the note and the interest rate was 1.60% and 1.99%, respectively. All other terms and conditions of the note remain as described in our 2011 Form 10-K.

The $16,176,000 note payable to Florida's State Board of Administration (SBA note) requires UPC to maintain surplus as regards policyholders at or above a calculated level, which was $37,127,000 at September 30, 2012. We monitor UPC's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to UPC. During the nine-month periods ended September 30, 2012 and 2011, we did not contribute any capital to UPC. We currently do not foresee a need for any material contributions of capital to UPC; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain a 2:1 ratio of net written premium to surplus, or net writing ratio, (the SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. At September 30, 2012, our net written premium to surplus ratio was 2.95:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 6.1:1, which meets the required ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 1.68% at the end of September. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 1.60%. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2012, we were in compliance with the covenants of the SBA note.

At September 30, 2012, and during the three and nine months then ended, we complied with all covenants as specified in the SBA note. During the first quarter of 2011, we paid $11,000 of additional interest as a result of violating the writing ratio covenant during the fourth quarter of 2010.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

8)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as UPC. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At September 30, 2012, and during the three and nine months then ended, UPC met all regulatory requirements of the states in which it operates, and it did not incur any assessments during that same three- and nine-month period.

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

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. UPC recorded statutory net losses of $(3,539,000) and $(467,000) for the three-month periods ended September 30, 2012, and 2011, respectively, and $(3,365,000) and $(5,281,000) for the nine-month periods ended September 30, 2012, and 2011, respectively. Since UPC is domiciled in Florida, it remains subject to the laws of that state, one of which requires that UPC maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At September 30, 2012, and December 31, 2011, UPC's surplus as regards policyholders was $44,528,000 and $47,599,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

9)    RELATED PARTY TRANSACTIONS

In 2003, we entered into an investment-management agreement, in effect until terminated by either party, with Synovus Trust. For the three- and nine-month periods ended September 30, 2011, our subsidiaries incurred combined fees under the agreement of $14,000 and $85,000, respectively. Synovus Financial Corporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. On September 28, 2011, Synovus, which owned 14.9% of our outstanding common stock, sold all shares of our common stock that it owned. Though they are no longer a related party, we continue to use Synovus Trust's services.

Effective March 30, 2011, UPC purchased $2,250,000 of promissory notes offered by Hamilton Risk Management Co., a Florida corporation engaged in the business of providing automobile insurance in Florida through its wholly-owned subsidiaries.  The HRM notes bear interest at the rate of two percent per annum.  All outstanding principal of and interest on the HRM notes was to be due on March 30, 2014.  In consideration for its purchase of the HRM notes, UPC received a Class A limited partnership interest in Acadia Acquisition Partners, L.P., the parent company of Hamilton Risk Management.  One of our former directors acts as Executive Chairman of Hamilton Risk Management on an interim basis, and another of our former directors serves as one of two managers of the limited liability company that serves as general partner of Acadia Acquisition Partners.  We bifurcated the cash consideration of $2,250,000 by allocating $1,948,000 to the note receivable based on its fair value (using a discounted cash flow model) and allocating the residual amount of $302,000 to our limited partnership interest. We reduced the carrying amount of the limited partnership interest to zero by recording a charge to other expenses because our share of Acadia's losses for the second quarter of 2011 exceeded the carrying amount of the partnership interest.

During the second quarter ended June 30, 2012, it came to our attention that Hamilton Risk Management breached a covenant contained in the Note Purchase Agreement, by reason of Kingsway Amigo Insurance Company's Surplus falling below $13,000,000. On July 17, 2012, we notified HRM of the breach and requested that HRM remedy the breach. On July 20, 2012, our Board of Directors unanimously agreed to enter into negotiations with HRM to settle the outstanding note receivable and to terminate our partnership interest in Acadia Acquisition Partners, L.P. We settled the total outstanding note receivable and the partnership interest at an amount equal to $1,750,000 and received the funds from HRM on August 13, 2012. We recorded a $316,000 impairment on the note receivable in June to reflect the difference between the carrying amount and the proposed settlement amount, which was recorded in other expenses on the income statement.

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our former directors serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which was effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulated that 1347 Advisors was to provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar served as our interim CFO under the MSA until April 2, 2012, when he submitted his resignation effective concurrently with the termination of the MSA described in the final paragraph of this section. Mr. Baqar serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we paid 1347 Advisors a monthly consulting fee of $60,000 plus any reasonable expenses. For the three and nine months ended September 30, 2012, we incurred $0 and $180,000, respectively, under the MSA.

In response to a letter UPC received from Florida's insurance regulatory authority more fully described in our Current Report on Form 8-K filed with the SEC on April 5, 2012, UIM notified 1347 Advisors on April 2, 2012, of its desire to terminate the MSA. Mr. Pratt, Mr. Swets, and Mr. Zuhlke resigned from our Board on March 28, 2012; March 30, 2012; and April 4, 2012, respectively. Effective April 2, 2012, UIM and 1347 Advisors entered into a Termination Agreement and Release (Termination Agreement) pursuant to which the parties agreed to a mutual termination of the MSA effective immediately.  As a result of the foregoing, UIM is no longer obligated to pay 1347 Advisors the management services fee described above.  The Termination Agreement provides that 1347 Advisors shall cooperate with United to effect the transition of certain actuarial services to United or another company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

10)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.
The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2011	$3,812	$(1,471)	$2,341
Changes in net unrealized gain (loss) on investments	3,042	(1,174)	1,868
Reclassification adjustment for realized gains	(155)	60	(95)
September 30, 2012	$6,699	$(2,585)	$4,114

11)    STOCKHOLDERS' EQUITY

On July 20, 2012, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, $0.0001 par value per share, of the Company. The dividend was paid to the stockholders of record on August 3, 2012. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.0001 par value (Preferred Shares), of the Company, at a price of $27.00 per one one-hundredth of a Preferred Share, subject to adjustment. The rights are not exercisable until the distribution date, and will expire on July 20, 2022, unless the rights are earlier redeemed or exchanged by us.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

12) STOCK-BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - “Compensation - Stock Compensation.”

On June 14, 2012, John Forney began serving as our Chief Executive Officer and we awarded him 86,990 shares of restricted common stock in connection with his employment with our company. The restricted shares will vest in equal parts on each anniversary of Mr. Forney's commencement as CEO ending on the fifth anniversary of this date, provided that Mr. Forney is continuously employed by our company from June 14, 2012, through June 14, 2017.

The following table presents certain information related to non-vested shares:

	Nine Months Ended September 30, 2012
	Non-Vested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	—	—
Granted	86,990	$5.25
Vested	—	—
Outstanding as of September 30, 2012	86,990	$5.25

There was approximately $430,000 of unrecognized stock compensation expense related to non-vested compensation granted, which we expect to recognize over the next five years. We have recognized $27,000 of compensation expense during the three and nine months ended September 30, 2012 .

13)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. During October 2012, the Company experienced minor losses from Hurricane Sandy. As of November 14, 2012, we had 107 claims reported with gross incurred loss of less than $600,000. It is too early to determine what our ultimate losses from Hurricane Sandy may be, but this event is not expected to have a significant or materially adverse effect on the Company's operations.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

OUR BUSINESS

United Insurance Holdings Corp. is a property and casualty insurance holding company incorporated in Delaware. Through our wholly-owned subsidiaries, we write and service property and casualty insurance policies in Florida, South Carolina, Massachusetts and Rhode Island. We incorporated three of our subsidiaries under Florida law, including United Property & Casualty Insurance Company (UPC), which writes insurance policies; United Insurance Management, L.C. (UIM), the managing general agent that manages substantially all aspects of UPC's business; and Skyway Claims Services, LLC (SCS), a claims adjusting company that provides services to UPC. United Property & Casualty Insurance Company has been operating continuously in Florida since 1999. Our fourth subsidiary, UPC Re, which we formed in 2011, operates as a reinsurer under the laws of the Cayman Islands and provides a portion of the reinsurance coverage purchased by UPC.

We provide our customers with standardized policies for a broad range of exposures, which include coverage options for single-family homeowners, tenants (renters), and condominium unit owners. We also write flood policies in all states in which we write our other products under the "write your own" federal flood insurance program pursuant to which we earn a commission while ceding all risk to the U.S. government. In each of our business lines, we attempt to use rates that provide us the ability to be competitive in the market while still earning profits and adequately managing our potential catastrophe exposure. On all insurance policies that we write, we endeavor to offer competitive rates that provide an adequate risk-adjusted return on capital. We employ rigorous underwriting criteria in support of these goals. Our rates are subject to review and approval by insurance regulators in the states in which we operate.

On July 1, 2010, UPC began writing policies in South Carolina and also assumed an existing book of business in that state. On November 1, 2011, and March 1, 2012, UPC began writing policies in Massachusetts and Rhode Island, respectively. We have applied to insurance regulatory authorities in two additional states, New Jersey and North Carolina, to allow UPC to write property and casualty lines. We began operating in new states in an effort to increase our revenue and profit and reduce our geographic concentration of exposure to catastrophic losses in Florida.

To reach a broad range of prospective policyholders, we use numerous independent agents to produce policies for us, and we also assume policies from Citizens Property Insurance Corporation and from other carriers. We refer to policies produced by our agents as direct policies or direct business. As of September 30, 2012, policies we originally assumed from Citizens represented only 9% of our homeowner in-force policies, while direct policies and policies we assumed from other carriers represented 91% of our homeowner in-force policies. At September 30, 2012, we had approximately 124,500 homeowner policyholders, compared to 101,800 at December 31, 2011, and 97,600 at September 30, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2012, we reassessed our critical accounting policies and estimates as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K); we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the notes to unaudited consolidated financial statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2012 COMPARED TO DECEMBER 31, 2011

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2011 Form 10-K.

Investments

We classify all of our investments as available-for-sale. Our investments at September 30, 2012, and December 31, 2011, consisted mainly of U.S. government and agency securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. Most of the corporate bonds we held reflected a similar diversification. At September 30, 2012, approximately 80% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 20% were corporate bonds rated “BBB”.

At September 30, 2012, securities in an unrealized loss position for a period of twelve months or longer reflected gross unrealized losses of $17,000; approximately $1,000 of the total related to one fixed maturity, while three equity securities reflected unrealized losses of $16,000. We currently have no plans to sell these four securities, and we expect to fully recover our cost basis. We reviewed these securities and determined that we did not need to record impairment charges at September 30, 2012.

Reinsurance Payable

During the second quarter of 2012, we placed our reinsurance program for the 2012 hurricane season. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2012, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. For UPC, the FHCF coverage includes an estimated maximum provisional limit of 90% of $392,334,000, or $353,101,000, in addition to our retention and private reinsurance of $184,218,000, and also includes reimbursement of eligible loss adjustment expenses of 5%. The limit and retention of the FHCF coverage are subject to re-measurement based on June 30th exposure data. In addition, the FHCF's retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.

See Note 5 for additional information regarding our reinsurance program.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue

Revenues for the quarter ended September 30, 2012, increased $6,779,000, or 27%, to $32,272,000, from $25,493,000 for the quarter ended September 30, 2011. The increase in revenues primarily resulted from a $6,363,000, or 27%, increase in net premiums earned. The growth in net premiums earned for the quarter was driven by continued growth in new business production in Florida and other states.

Expenses

Expenses for the quarter ended September 30, 2012, increased $11,488,000, or 58%, primarily due to increased loss and loss adjustment expenses (losses). Losses increased $8,536,000, or 101%, primarily due to increased policy counts in 2012, as evidenced by the $11,431,000 increase in gross premiums earned, catastrophe losses related to Tropical Storms Debby and Isaac and an increase in our Florida non-catastrophe loss ratio related to our 2012 accident year. Policy acquisition costs increased $1,836,000, or 24%, primarily due to the 24% increase in gross premiums earned. Operating costs increased $524,000, or 46%, as a result of the growth of new business writings. General and administrative expenses have increased $663,000, or 28%, due to increased personnel costs and increased professional services costs.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

Revenues

Revenues for the nine months ended September 30, 2012, increased $23,383,000, or 33%, to $93,339,000, from $69,956,000 for the nine-months ended September 30, 2011. The increase in revenues was primarily driven by a $22,468,000, or 34%, increase in net premiums earned. The growth in net premiums earned for the year has been fueled by continued growth in new business in Florida and other states.

Expenses

Expenses for the nine months ended September 30, 2012, increased $17,327,000, or 28%, primarily due to increased losses. Losses increased $10,002,000, or 34%, primarily due to increased policy counts in 2012, as evidenced by the $31,931,000 increase in gross premiums earned. On a direct basis, our gross loss ratio (defined as losses relative to gross premiums earned) increased from 22.3% to 24.1%, or 8.1%, due mainly to two catastrophe events: Tropical Storms Debby and Isaac. Excluding catastrophes, the direct loss ratio was unchanged at 22.3% for both 2012 and 2011. Policy acquisition costs increased $5,242,000, or 25%, primarily due to the 24% increase in gross premiums earned. Operating costs have increased $914,000, or 23%, as a direct correlation to the growth of new business writings. General and administrative expenses have increased $1,339,000, or 20%, due to increased personnel costs and increased professional services costs.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income and the sale or maturity of invested assets. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments. We refer to the capital and surplus of our insurance subsidiary, UPC as "surplus as regards policyholders" or "statutory surplus", which is equivalent to shareholders' equity of a non-insurance entity.

Operating Activities

During the nine months ended September 30, 2012, our operations generated cash of $52,175,000, compared to $54,754,000 during the same period in 2011. The decrease in cash generated by our operating activities resulted primarily from increased operating costs and general and administrative expenses.

Investing Activities

During the nine months ended September 30, 2012, our investing activities used $1,626,000 of cash compared to using $78,193,000 of cash in the same period of the prior year, primarily because we purchased approximately $72,044,000 more securities during the first nine months of 2011, a result of our reinvestment of the proceeds from the securities we sold in December 2010 as well as a portion of the excess cash provided by operations.

Financing Activities

During the nine months ended September 30, 2012, our financing activities used $1,296,000 compared to providing cash of $1,498,000 for the nine months ended September 30, 2011.

Our holding company has no business operations of its own and is largely dependent on liquidity from its subsidiaries. United Insurance Management, L.C.'s primary source of revenue and liquidity is the management fee and commissions it receives from our insurance company subsidiary, UPC. United Property & Casualty Insurance Company is subject to extensive state regulation, including approval of any management fee it pays to UIM for services rendered. In accordance with Florida law, UPC may pay dividends or make distributions out of that part of its statutory surplus derived from its net operating profit and its net realized capital gains. Florida law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict UPC’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause its surplus as regards policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as regards policyholders than required will be subject to varying degrees of regulatory action,

UNITED INSURANCE HOLDINGS CORP.

depending on the level of capital inadequacy. State insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory surplus required in UPC.

We prepare our financial statements in accordance with GAAP, which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. For UPC to retain its certificate of authority in Florida, Florida law requires UPC to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At September 30, 2012, UPC’s surplus as regards policyholders was $44,528,000, exceeding the minimum requirements. Florida law also requires UPC to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at September 30, 2012.

We repurchased 212,083 shares of our common stock in May 2011. While we have not adopted a formal stock repurchase plan at this time, we may repurchase additional shares of our common stock from time to time as financial conditions permit. We consider several factors in determining whether to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt-to-total-capitalization targets and our expected future cash needs.

Our Board of Directors declared a $0.05 per share dividend on March 14, 2012. Our transfer agent paid the $518,000 dividend on April 5, 2012, to stockholders of record on March 26, 2012. Any future dividends will depend upon circumstances at the time, and our Board must approve and declare any such dividends.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2012, we had no off-balance-sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 9 in our Notes to Unaudited Consolidated Financial Statements for a discussion of our related party transactions, including those with Hamilton Risk Management and 1347 Advisors.

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

During the fiscal quarter ended September 30, 2012, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A (Risk Factors) of our 2011 Form 10-K sets forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below.

Because we rely on independent insurance agents, the loss of these agent relationships or our ability to attract new agents could have an adverse impact on our business.

We currently market our policies to a broad range of prospective policyholders through more than 2,000 independent agents. Independent insurance agents own their customer relationships and our agency contracts limit our ability to directly solicit business from our existing policyholders. Independent agents most commonly represent other insurance companies and we do not control their activities. Historically, we have used marketing relationships with two well-known national insurance companies that do not write new homeowners insurance policies in Florida and two associations of independent insurance agents in Florida to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our independent agency network.

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

One example of such legislation occurred following the 2004 and 2005 hurricane seasons, when the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without depreciation whether or not the insureds repaired or replaced the damaged property. Under prior law, insurers would have paid the depreciated amount of the property until insureds commenced repairs or replacement. This law has led to an increase in disagreements regarding the scope of damage. Despite our efforts to adjust claims and promptly pay meritorious amounts, our operating results have been affected by a claims environment in Florida that produces opportunities for fraudulent or overstated claims.

Our ability or willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and our ability to penetrate other geographic markets, which may cause a material adverse effect on our results of operations, financial condition and cash flows. We cannot predict whether and to what extent new legislation and regulations that would affect our ability to manage our exposure to catastrophic events will be adopted, the timing of adoption or the effects, if any, they would have on our ability to manage our exposure to catastrophic events.

UNITED INSURANCE HOLDINGS CORP.

Our inability to obtain reinsurance on acceptable terms would increase our loss exposure or limit our ability to underwrite policies.

We use, and we expect to continue to use, reinsurance to help manage our exposure to property and casualty risks, including catastrophic losses due to windstorms. The availability and cost of reinsurance are each subject to prevailing market conditions beyond our control which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. We can provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we would have to reduce the amount of risk we underwrite. Either increasing our net exposure to risk or reducing the amount of risk we underwrite may cause a material adverse effect on our results of operations and our financial condition.

In each of the past ten years, a portion of our reinsurance protection has been provided by the Florida Hurricane Catastrophe Fund (“FHCF”), a government sponsored entity that provides a layer of reinsurance protection at a price that is lower than otherwise available in the commercial market. The FHCF provides catastrophe reinsurance on a subsidized-basis as an incentive to make homeowners insurance available in the State of Florida. There is no assurance that FHCF will continue to make such reinsurance available on terms consistent with historical practice. The loss of reinsurance provided by FHCF would have an adverse impact on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended September 30, 2012, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At September 30, 2012, we were in compliance with these requirements.

Our note payable to the SBA prevents UPC from paying any dividends if any payments of principal or interest on the note are past due. To date, we have always paid amounts due the SBA on time. The minimum surplus requirement stipulated by the note agreement could also limit the amount of any dividend UPC may want to declare.

Repurchases. During the three months ended September 30, 2012, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description

3.1
Second Amended and Restated Certificate of Incorporation (as amended to include the Certificate of Designations, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock of United Insurance Holdings Corp.) (filed as Exhibit 3.1 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

4.1
Rights Agreement, dated as of July 20, 2012, between United Insurance Holdings Corp. and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a summary of the terms of the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares (included as Exhibit 4.1 to the Form 8-A filed July 23, 2012, and incorporated herein by reference).

10.1
Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Management, L.C., Skyway Claims Services, LLC, United Property & Casualty Insurance Company, and UPC Re dated July 1, 2012 (filed as Exhibit 10.11 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

10.2
Restricted Stock Award Agreement, dated September 14, 2012, by and between United Insurance Holdings Corp. and John Forney (filed as Exhibit 10.1 to the Form 8-K filed on September 14, 2012, and incorporated herein by reference).

10.3
Form of Indemnification Agreement between United Insurance Holdings Corp. and its Directors, dated October 10, 2012 (filed as Exhibit 10.1 to the Form 8-K filed on October 10, 2012, and incorporated herein by reference).

10.4
Employment Agreement, dated November 5, 2012, between United Insurance Management, L.C. and John Langowski (filed as Exhibit 10.1 to the Form 8-KA filed on November 8, 2012, and incorporated herein by reference).

10.5
Employment Agreement between United Insurance Holdings Corp. and Mr. B. Bradford Martz, dated October 31, 2012 and effective October 1, 2012 (filed as Exhibit 10.1 to the Form 8-KA filed on November 6, 2012, and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

November 14, 2012	By:	/s/ John L. Forney
John L. Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

November 14, 2012	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)