Form 10-K
period 2012-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2013-03-06
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-K
_______________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Commission File Number 000-52833
United Insurance Holdings Corp.

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)
360 Central Avenue, Suite 900
St. Petersburg, Florida 33701
727-895-7737
Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $0.0001 PAR VALUE PER SHARE
Securities registered pursuant to Section 12(g) of the Act:
PREFERRED SHARE PURCHASE RIGHTS
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Non-affiliates held common stock issued by the registrant with an aggregate market value of $40,998,179 as of June 29, 2012, calculated using the closing sales price reported for such date on the Over-The-Counter-Bulletin Board. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
As of March 6, 2013, 16,198,839 shares of common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-K, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Annual Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K for the year ended December 31, 2012 or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation;

•	the regulatory, economic and weather conditions present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost of reinsurance;

•	assessments charged by various governmental agencies;

•	pricing competition and other initiatives by competitors;

•	our ability to attract and retain the services of senior management;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	our exposure to catastrophic events and severe weather conditions;

•	downgrades in our financial strength ratings; and

•	other risks and uncertainties described under "Risk Factors" below.

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

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies. Its business is conducted principally through four wholly-owned subsidiaries shown below. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our company:

United Insurance Holdings Corp.
(Nasdaq : UIHC)
Four wholly-owned subsidiaries
United Property & Casualty Insurance Company
United Insurance Management
Skyway Claims Services
UPC Re
Insurance subsidiary that writes policies and bears risk of loss
Managing general agency that provides personnel and management services for the combined entity
Claims subsidiary that provides field inspection services for a portion of the company's non-catastrophe claims
Reinsurance subsidiary that provides fully collateralized risk transfer for a portion of the company's reinsurance program

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, South Carolina, Massachusetts, and Rhode Island and were recently licensed to write in North Carolina. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricane and other tropical storm events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

We conduct our operations under one business segment.

To achieve its goals in 2013, UPC Insurance seeks to:

•	Grow insurance premiums in Florida and the other three states in which we currently write policies;

•	Begin writing policies in several new states in support of our growth and diversification strategy;

•	Improve the efficiency of our catastrophe reinsurance program; and

•	Improve the cost-effectiveness of our claims operation.

UNITED INSURANCE HOLDINGS CORP.

Corporate Information

In 1999, we formed our original holding company, United Insurance Holdings, L.C., a Florida limited liability company, our insurance affiliate and our management affiliate and conducted operations under that structure until 2004. In 2004, we added our claims adjusting affiliate and continued operations under the new structure until we completed a merger with Fund Management Group (FMG) Acquisition Corp.

In May 2007, FMG Acquisition Corp, a blank-check company, incorporated under the laws of Delaware. In September 2008, in a cash and stock transaction, we completed a reverse merger whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG Acquisition Corp., merged with and into United Insurance Holdings, L.C., a Florida limited liability company, with United Insurance Holdings, L.C. remaining as the surviving entity. In connection with that merger, FMG Acquisition Corp. changed its name to United Insurance Holdings Corp. and became a public operating company trading in the over-the-counter market under the ticker symbol "UIHC". In August 2011, we merged United Insurance Holdings, L.C. into its parent corporation, United Insurance Holdings Corp.

Our principal executive offices are located at 360 Central Avenue, Suite 900, St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737.

Recent Events

On December 11, 2012, we closed an underwritten public offering of 5,000,000 shares of our common stock. Certain of our stockholders sold an additional 300,075 shares of our common stock in that offering. Following the closing of the underwritten public offering, the underwriters exercised their over-allotment option on January 8, 2013, to purchase an additional 750,000 shares of our common stock. Our total net proceeds from the offering were approximately $27,577,000, of which, $23,947,000 related to the original offering.

In connection with the underwritten public offering, we applied to list our common stock on The Nasdaq Capital Market. Our application was approved, and our common stock began trading on The Nasdaq Capital Market on December 11, 2012.

On December 18, 2012, our Board declared a $0.03 per share cash dividend, which was paid on December 31, 2012, to stockholders of record on December 28, 2012. As part of this announcement, the Board indicated its intent to maintain a regular quarterly dividend.

On March 6, 2013, our Board of Directors declared a $0.03 per share quarterly cash dividend payable on March 27, 2013, to shareholders of record on March 20, 2013.

PRODUCTS AND DISTRIBUTION

Homeowners policies and related coverage account for essentially all of the business that we write. In 2012, homeowners policies (by which we mean both standard homeowners and dwelling fire policies) produced written premium of $241,886,000 and accounted for 95% of our total written premium. In addition to homeowners, we write flood policies, which accounted for the majority of the remaining 5% of our 2012 written premium. On our flood policies, we earn a commission while retaining no risk of loss, since all such risk is ceded to the federal government via the National Flood Insurance Program. Policies we issue under our homeowners programs in the various states where we do business provide both structure and content coverage. We offer standardized policies for a broad range of exposures, and our policies include coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners.

We currently market and distribute our policies to consumers through more than 2,000 agents. Our insurance affiliate has been focused on the independent agency distribution channel since its inception, and we believe we have built significant credibility and loyalty with the independent agent community in the states in which we operate. In 2011, we became a Trusted Choice partner company. Trusted Choice is a group of unaffiliated independent agents around the country that seek to maintain the highest levels of service quality and product offerings to consumers. Our insurance affiliate is one of 58 insurance companies nationwide that have qualified to be Trusted Choice partner companies. We recruit, train and appoint the full-service insurance agencies that distribute our products. Typically, a full service agency is small to medium in size and represents several companies for both personal and commercial product lines. We depend heavily upon our agents to produce new business for us. We compensate our agents primarily with fixed-rate commissions that are consistent with market practices. In addition to our relationships with individual agencies, we have important relationships with aggregators of

UNITED INSURANCE HOLDINGS CORP.

underlying agency demand. The two most significant of these relationships are with Allstate in Florida, which, through its Ivantage program, refers homeowners to our insurance affiliate and other partner companies, and with the Florida Association of Independent Agents (FAIA), which serves as a conduit between our insurance affiliate and many smaller agencies in Florida with whom we do not have direct appointments.

Our marketing representatives monitor and support our agents and also have the principal responsibility for recruiting and training our new agents. We manage our agents through periodic business reviews using established benchmarks/goals for premium volume and profitability.

COMPETITION

The market for homeowners insurance is highly competitive. In our primary market, Florida, there are over 200 licensed insurance companies that write homeowners' policies. The table below shows year-to-date in-force premium volume and market share for the top 20 companies in Florida as of September 30, 2012, which is the most recent date that the information is publicly available. We compete to varying degrees with all of these companies and others, including large national carriers, the state-sponsored homeowners insurance entity, and single state or regional carriers. Similar competitive groups exist in our other geographic markets as well.

Florida Property Insurance Market - Personal Residential and Commercial Residential - Ranked by DWP*
Company Name	Policies in-Force	Exposure	Direct Written Premium in-Force	Percentage Distribution
Citizens Property Insurance Corporation	1,449,617	$466,495,487,958	$3,083,397,106	28.7%
State Farm Florida Insurance Company	430,746	169,215,063,814	790,091,030	7.4%
Universal Property & Casualty Insurance Company	552,548	119,890,593,078	761,418,392	7.1%
St. Johns Insurance Company, Inc.	175,279	65,109,116,886	275,863,779	2.6%
United Services Automobile Association	137,694	58,331,478,660	268,145,965	2.5%
American Coastal Insurance Company	3,373	39,644,473,261	254,851,787	2.4%
Florida Peninsula Insurance Company	122,214	42,889,652,618	253,188,932	2.4%
Security First Insurance Company	174,240	50,491,174,041	221,264,149	2.1%
Homeowners Choice Property & Casualty Insurance Company, Inc.	101,327	27,444,290,267	210,629,170	2.0%
United Property & Casualty Insurance Company	109,614	46,139,315,956	210,404,391	2.0%
Tower Hill Prime Insurance Company	112,471	46,010,570,075	179,544,911	1.7%
Federal Insurance Company	30,367	44,320,899,792	155,341,774	1.5%
USAA Casualty Insurance Company	59,873	23,707,944,350	144,357,729	1.3%
Castle Key Insurance Company	111,499	25,944,945,335	137,317,660	1.3%
American Integrity Insurance Company of Florida	115,220	31,987,371,753	131,416,122	1.2%
Tower Hill Signature Insurance Company	76,485	23,307,600,030	128,940,444	1.2%
ASI Assurance Corp.	105,378	28,542,213,036	124,262,330	1.2%
Tower Hill Preferred Insurance Company	60,736	26,250,523,869	121,990,839	1.1%
Chartis Property Casualty Company	12,854	34,027,488,654	118,922,641	1.1%
Universal Insurance Company of North America	70,660	23,150,956,806	116,335,364	1.1%
Total - Top 20 Insurers	4,012,195	1,392,901,160,239	7,687,684,515	71.9%
Total - All Insurers	6,106,531	$2,041,069,423,443	$10,734,297,289	100.0%
*The information displayed in the table above is compiled and published by the Florida Office of Insurance Regulation based on information filings submitted quarterly by all Florida licensed insurance companies. The information above is presented for each individual company and is not consolidated or aggregated.

We compete primarily on the basis of product features, the strength of our distribution network, high-quality service to our agents and policyholders, and our reputation for long-term stability and commitment. In addition, our long and successful track record writing homeowners insurance in catastrophe-exposed areas has enabled us to develop sophisticated pricing techniques that endeavor to accurately reflect the risk of loss while allowing us to be competitive in our target markets.

UNITED INSURANCE HOLDINGS CORP.

We price our product at levels that we project will generate an acceptable underwriting profit. We try to be extremely granular in our approach, so that our price can accurately reflect the risk and profitability of each potential customer. In our pricing algorithm, we take into account historical loss costs (both attritional and catastrophic) for the rating territory in which the customer resides, as well as projected incremental reinsurance costs based on the specific geographic and structural characteristics of the home. In addition to the specific characteristics of the policy being priced, we also evaluate the effect of each incremental policy on our portfolio as a whole. In this regard, we seek to optimize our portfolio by diversifying our geographic exposure in order to limit our probable maximum loss, total insured value and average annual loss. We use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address as part of the optimization process. We establish underwriting guidelines to provide a uniform approach to our risk selection and to achieve underwriting profitability. After we bind a new risk, with few exceptions, we physically inspect the property. Our underwriters review the property inspection report during their risk evaluation and if the policy does not meet our underwriting criteria, we have the right to cancel the policy within 90 days.

We intend to compete by and commit ourselves to providing the highest possible level of service to our insurance agents and our policyholders. Our customized web-based policy processing interface affords our agents the ability to prepare and process new policies and policy changes online and deliver policy declarations quickly. We use Computer Science Corporation (CSC) to manage our policy-related information systems and to perform some of the administrative duties of processing a policy. CSC is a global IT services company, and one of the leading providers of outsourcing and technology solutions to the insurance industry. Using CSC allows us to obtain up-to-date technology at a reasonable cost and to achieve economies of scale without incurring significant fixed-overhead expenses. CSC provides us with integrated policy underwriting, billing, collection and reporting, and employs Internet-based systems for the on-line submission of applications, the underwriting of policies and the automated issuance of policies. We believe that the use of CSC in conjunction with our internal resources delivers a consistently high-quality user experience for our agents and policyholders.

GEOGRAPHIC MARKETS

Our insurance affiliate began operations in Florida in 1999, and has operated continuously there since. In 2010, we began to expand to other states, beginning with South Carolina in 2010, Massachusetts in 2011 and Rhode Island in 2012. In November 2012, we were licensed to write business in North Carolina, though we have not yet begun to write policies there. It is a fundamental part of our strategy to diversify our operations outside of Florida and to write in multiple states where the perceived threat of natural catastrophes has caused large national insurance companies to reduce their concentration. In pursuit of this strategy, we have submitted applications for licensure in New Jersey, New York, Connecticut, Maine, New Hampshire, and Texas.

The charts below show the geographic distribution of our 135,300 policies in-force as of December 31, 2012 and 101,800 policies in-force as of December 31, 2011.

UNITED INSURANCE HOLDINGS CORP.

RESERVE FOR UNPAID LOSSES

We generally use the term loss(es) to collectively refer to both loss and loss adjusting expenses. We establish reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary.

Reserves for unpaid losses fall into two categories: case reserves and reserves for claims incurred but not reported. See our APPLICATION OF CRITICAL ACCOUNTING ESTIMATES section under Item 7 of this Form 10-K for a discussion of these two categories of reserves for unpaid losses and for a discussion of the methods we use to estimate those reserves.

On an annual basis, our consulting actuary issues a statement of actuarial opinion that documents the actuary’s evaluation of the adequacy of our unpaid loss obligations under the terms of our policies. We review the analysis underlying the actuary's opinion and compare the projected ultimate losses per the actuary's analysis to our own projection of ultimate losses to ensure that our reserve for unpaid losses recorded at each annual balance sheet date is based upon our analysis of all internal and external factors related to known and unknown claims against us and to ensure our reserve is within guidelines promulgated by the National Association of Insurance Commissioners (NAIC).

We maintain an in-house claims staff that monitors and directs all aspects of our claims process. We assign the fieldwork to our wholly-owned claims subsidiary, or to third-party claims adjusting companies, none of whom have the authority to settle or pay any claims on our behalf. The claims adjusting companies conduct inspections of the damaged property and prepare initial estimates. We review the inspection reports and initial estimates to determine the amounts to be paid to the policyholder in accordance with the terms and conditions of the policy. We maintain strategic relationships with multiple claims adjusting companies which we can engage should we need additional non-catastrophe claims servicing capacity. As demonstrated during 2004 and 2005, as well as more recent events in 2012 when we had several catastrophic events, we believe all of our relationships provide an adequate level of claims servicing in the event catastrophes affect our policyholders.

UNITED INSURANCE HOLDINGS CORP.

The table below shows the analysis of our reserve for unpaid losses for each of our last three years on a GAAP basis:

	2012	2011	2010
Balance at January 1	$33,600	$47,414	$44,112
Less: reinsurance recoverable on unpaid losses	3,318	23,814	23,447
Net balance at January 1	$30,282	$23,600	$20,665
Incurred related to:
Current year	57,739	43,019	41,527
Prior years	670	(4,158)	1,006
Total incurred	$58,409	$38,861	$42,533
Paid related to:
Current year	37,906	28,857	27,065
Prior years	17,028	3,322	12,533
Total paid	$54,934	$32,179	$39,598

Net balance at December 31	$33,757	$30,282	$23,600
Plus: reinsurance recoverable on unpaid losses	1,935	3,318	23,814
Balance at December 31	$35,692	$33,600	$47,414

Composition of reserve for unpaid losses and LAE:
Case reserves	20,438	18,315	22,445
IBNR reserves	15,254	15,285	24,969
Balance at December 31	$35,692	$33,600	$47,414

LOSS RESERVE DEVELOPMENT

The table on the next page displays UPC Insurance's loss reserve development, on a GAAP basis, for business written in each year from 2002 through 2012; it does not distinguish between catastrophe and attritional losses. The following explanations of the main sections of the table should provide a better understanding of the information displayed:

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

Cumulative redundancy (deficiency) at December 31, 2012. The cumulative redundancy or deficiency results from the comparison of the net liability re-estimated as of the current balance sheet date to the original net liability, and it indicates an overestimation of the original net liability (a redundancy) or an underestimation of the original net liability (a deficiency).

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

	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Original net liability	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590	$4,513
Net cumulative paid as of:
One year later		17,028	3,322	12,533	8,984	9,707	9,047	12,872	10,962	4,549	4,530
Two years later			10,562	7,409	13,148	12,127	13,083	14,363	13,871	6,097	6,065
Three years later				12,444	6,030	14,310	14,115	15,582	14,868	6,594	6,779
Four years later					10,145	6,113	15,395	16,312	15,021	6,382	7,185
Five years later						9,552	7,032	17,356	15,214	6,368	6,967
Six years later							10,264	8,722	15,291	6,463	6,929
Seven years later								11,787	15,322	6,664	6,927
Eight years later									15,353	6,668	6,930
Nine years later										6,667	6,934
Ten years later											6,934
Net liability re-estimated as of:
End of year	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590	$4,513
One year later		30,952	19,442	21,674	16,556	16,864	17,652	18,802	12,989	6,061	5,252
Two years later			18,382	18,129	17,472	15,759	16,707	17,675	15,260	6,358	6,523
Three years later				17,123	14,400	16,505	16,337	17,355	15,586	7,051	6,981
Four years later					13,590	13,688	16,781	17,814	15,582	6,561	7,438
Five years later						12,568	14,140	18,052	15,672	6,730	7,066
Six years later							12,943	15,604	15,409	6,794	6,932
Seven years later								14,303	15,376	6,680	6,928
Eight years later									15,420	6,668	6,931
Nine years later										6,667	6,934
Ten years later											6,934
Cumulative redundancy (deficiency) at December 31, 2012		(670)	5,218	3,542	5,602	8,991	10,792	6,144	(6,971)	(3,077)	(2,421)
Cumulative redundancy (deficiency) as a % of reserves originally established		(2.2)%	22.1%	17.1%	29.2%	41.7%	45.5%	30.0%	(82.5)%	(85.7)%	(53.6)%
Net reserves	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590	$4,513
Ceded reserves	1,935	3,318	23,814	23,447	20,907	14,445	33,440	153,768	4,100	—	—
Gross reserves	$35,692	$33,600	$47,414	$44,112	$40,099	$36,004	$57,175	$174,215	$12,549	$3,590	$4,513

Net re-estimated		30,952	18,382	17,123	13,590	12,568	12,943	14,303	15,420	6,667	6,934
Ceded re-estimated		3,391	18,549	19,427	14,804	8,421	18,235	107,563	7,483	—	—
Gross re-estimated		$34,343	$36,931	$36,550	$28,394	$20,989	$31,178	$121,866	$22,903	$6,667	$6,934

Note: The cash we received in relation to the commutation of our 2005 contract with the Florida Hurricane Catastrophe Fund caused the decrease in the net cumulative paid amounts beginning in the 2005 column in the table above.

UNITED INSURANCE HOLDINGS CORP.

The NAIC requires all property and casualty insurers to present current and historical loss information in an alternative format known as Schedule P, Part 2.  This summary schedule in our insurance affiliate's statutory filings is designed to measure reserve adequacy by evaluating the inception-to-date loss and defense and cost containment (DCC) expenses incurred by calendar year and accident year and calculating the one and two year development on those expenses reported in prior periods.

The following table includes our insurance affiliate's Schedule P, Part 2 information, but was modified to also include all remaining loss adjustment expenses incurred, known as adjusting and other, as well as backing out loss payments from United Property & Casualty Insurance Company to Skyway Claims Services that are included in Schedule P, Part 2, but are eliminated in our consolidated GAAP results:

	CALENDAR YEAR
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	1 YR Development	2 YR Development
2002 AY*	$10,551	$11,287	$12,456	$13,031	$13,472	$13,338	$13,206	$13,203	$13,206	$13,209	$13,209	$—	$(3)
2003 AY		8,629	9,781	9,619	9,856	9,760	10,062	10,132	10,018	10,003	10,002	1	16
2004 AY			37,593	41,927	43,459	43,657	43,507	43,535	43,390	43,374	43,422	(48)	(32)
2005 AY				54,964	52,201	51,678	51,455	51,867	52,353	49,977	48,636	1,341	3,717
2006 AY					34,863	29,800	29,324	28,529	28,771	28,595	28,701	(106)	70
2007 AY						29,500	26,109	25,508	25,855	25,698	25,773	(75)	82
2008 AY							30,717	29,407	29,684	29,487	29,799	(312)	(115)
2009 AY								40,824	41,546	41,320	41,071	249	475
2010 AY									38,722	38,798	38,791	7	(69)
2011 AY										39,802	42,108	(2,306)	—
2012 AY											56,226	—	—
(unfavorable) favorable												$(1,249)	$4,141
* Accident Year

As indicated above, the one-year development was $670,000 unfavorable for 2012, and a reconciliation of these components is as follows:

2012
Insurance affiliate schedule P, part 2 (loss and DCC) as filed	$(1,611)
Adjusting and other added to table above	362
One year development total including adjusting and other	(1,249)
Internal payment eliminations for consolidation	579
Consolidated one year development	$(670)

REGULATION

We are subject to extensive regulation in the markets we serve, primarily at the state level. In general, these regulations are designed to protect the interests of insurance policyholders. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance. Some of these matters are discussed in more detail below. From time to time, individual states and/or the NAIC propose new regulations and/or legislation that affect us. We can neither predict whether any of these proposals in the various jurisdictions might be adopted, nor what effect, if any, their adoption may have on our results of operations or financial condition. For a discussion of statutory financial information and regulatory contingencies, see Note 10 to our Notes to Consolidated Financial Statements which is incorporated in this Part I, Item 1 by reference.

UNITED INSURANCE HOLDINGS CORP.

Our insurance affiliate provides audited statutory financial statements to the various insurance regulatory authorities. With regard to periodic examinations of an insurance company's affairs, insurance regulatory authorities, in general, defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities from any state in which we operate may conduct examinations at their discretion. Florida's insurance regulatory authority completed a limited-scope financial examination pertaining to our December 31, 2011 Annual Statement in November 2012. We received the results in September 2012, and there were no material adverse findings reported.

Florida state law requires our insurance affiliate to maintain adequate surplus as to policyholders such that 90% of written premiums divided by surplus does not exceed the ratio of 10:1 for gross written premiums or 4:1 for net written premiums. The ratio of net and gross written premium to surplus as of December 31, 2012, was 1.46:1, and 3.41:1, respectively, and our insurance affiliate’s surplus as regards policyholders of $68,007,000 exceeded the minimum capital of $5,000,000 required by state laws.

We are subject to various assessments imposed by governmental agencies or certain quasi-governmental entities. While we can recover from policyholders any assessments imposed upon us, our payment of the assessments and our recoveries through policy surcharges may not offset each other in the same fiscal period in our financial statements. See Note 2(j) and Note 10 in our Notes to Consolidated Financial Statements for additional information regarding the assessments that we are currently collecting.

Limitations on Dividends by Insurance Subsidiaries

As a company with no significant business operations of its own, we rely on payments from our insurance affiliate as one of the principal sources of cash to pay dividends and meet our obligations. Our insurance affiliate is regulated as an insurance company in Florida and its ability to pay dividends is restricted by Florida law. For additional information regarding those restrictions, see Part II, Item 5 of this report.

Risk-Based Capital Requirements

To enhance the regulation of insurer solvency, the NAIC published risk-based capital (RBC) guidelines for insurance companies designed to assess capital adequacy and to raise the level of protection statutory surplus provides for policyholders. The guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Insurance regulatory authorities could require our insurance subsidiary to cease operations in the event it fails to maintain the required statutory capital.

UNITED INSURANCE HOLDINGS CORP.

The level of required risk-based capital is calculated and reported annually.  There are five outcomes to the RBC calculation set forth by the NAIC which are as follows:

1.	No Action Level - If RBC is greater than 200%, no further action is required.

2.
Company Action Level - If RBC is between 150% -200%, the insurer must prepare a report to the regulator outlining a comprehensive financial plan that identifies conditions that contributed to the insurer's financial condition and proposes corrective actions.

3.
Regulatory Action Level - If RBC is between 100% -150%, the state insurance commissioner is required to perform any examinations or analyses to the insurer's business and operations that he or she deems necessary as well as issuing appropriate corrective orders.

4.
Authorized Control Level - If RBC is between 70% - 100%, this is the first point that the regulator may take control of the insurer even if the insurer is still technically solvent and is in addition to all the remedies available at the higher action levels.

5.	Mandatory Control Level - If RBC is less than 70%, the regulator is required to take steps to place the insurer under its control regardless of the level of capital and surplus.”

At December 31, 2012, our insurance affiliate's RBC ratio was 471%.

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

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliate for services (e.g., management fees and commissions). We have a long-term management agreement between our insurance affiliate and our management affiliate, which presently provides for monthly management fees. The Florida insurance regulatory authority must approve any changes to this agreement.

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

Most states also have insurance laws requiring that rate schedules and other information be filed with the insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The insurance regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. We currently do not have any pending rate filings with any state regulatory authorities.

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

UNITED INSURANCE HOLDINGS CORP.

FINANCIAL STABILITY RATING

Financial stability ratings are important to insurance companies in establishing their competitive position and such ratings may impact an insurance company’s ability to write policies. Demotech maintains a letter-scale financial stability rating system ranging from A** (A double prime) to L (licensed by insurance regulatory authorities); they have assigned our insurance affiliate a financial stability rating of A, which is the third highest of six rating levels. According to Demotech, "Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of A possess Exceptional financial stability related to maintaining surplus as regards policyholders at an acceptable level.” With a financial stability rating of A, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at our investors. At least annually, based on year-to-date results as of the third quarter, Demotech reviews our rating and may revise it upward, downward or revoke it at their sole discretion.

EMPLOYEES

As of March 2013, we have a total of 68 full time employees, which includes our executive officers, and one part time employee. We are neither party to any collective bargaining agreements nor have we experienced any work stoppages or strikes as a result of labor disputes. We believe we have good working relationships with our employees.

AVAILABLE INFORMATION

We make available, free of charge through our website, www.upcinsurance.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

Our property and casualty insurance operations expose us to claims arising from catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires; they can also be man-made, such as terrorist attacks (including those involving nuclear, biological, chemical or radiological events) or consequences of war or political instability. We may incur catastrophe losses that exceed the amount of:

•	catastrophe losses that we experienced in prior years;

•	catastrophe losses that, using third-party catastrophe modeling software, we projected could be incurred;

UNITED INSURANCE HOLDINGS CORP.

•	catastrophe losses that we used to develop prices for our products; or

•	our current reinsurance coverage (which would cause us to have to pay such excess losses).

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

Catastrophes may cause a material adverse effect on our results of operations during any reporting period; they may also materially harm our financial condition, which in turn may materially harm our liquidity and impair our ability to raise capital on acceptable terms or at all. In addition to catastrophes, the accumulation of losses from smaller weather-related events in any reporting period may cause a material adverse effect on our results of operations and liquidity in that period.

Because we conduct the majority of our business in Florida, our financial results substantially depend on the regulatory, economic and weather conditions present in that state.

Though we began writing policies in South Carolina during 2010, Massachusetts in 2011 and Rhode Island in 2012, we still write approximately 90% of our premium in Florida; therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

We are subject to increased exposure to certain catastrophic events such as hurricanes, as well as an increased risk of losses. The occurrence of one or more catastrophic events or other conditions affecting losses in Florida may cause a material adverse effect on our results of operations and financial condition.

Because we rely on insurance agents, the loss of these agent relationships or our ability to attract new agents could have an adverse impact on our business.

We currently market our policies to a broad range of prospective policyholders through more than 2,000 agents. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents most commonly represent other insurance companies and we do not control their activities. Historically, we have used marketing relationships with two well-known national insurance companies that do not write new homeowners insurance policies in Florida and two associations of independent insurance agents in Florida to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network.

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

UNITED INSURANCE HOLDINGS CORP.

Our financial results may vary from period to period based on the timing of our collection of government-levied assessments from our policyholders.

Our insurance affiliate is subject to assessments levied by various governmental and quasi-governmental entities in the states in which we operate. While we can recover these assessments from policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material adverse effect on our results of operations in a particular reporting period.

Violation(s) of certain debt covenants related to our note payable to the Florida State Board of Administration could allow the Florida SBA to call the note, which could cause a material adverse effect on our financial condition.

With regard to our note payable to the Florida SBA, we incurred additional interest expense during the first quarter of 2011 because we did not write enough premiums during the fourth quarter of 2010 to exceed the threshold required by the writing ratio covenants. As a remedy for covenant violations related to the note payable, the Florida SBA may make the note due and payable upon demand. Any demand by the Florida SBA for payment related to the note, whether immediate payment of the full balance or some other amount, is subject to approval by the insurance regulatory authority in Florida. Should the insurance regulatory authority grant approval of a demand for immediate full payment, such payment could cause a material adverse effect on our cash flows and financial condition. We were in compliance with the covenants under the note payable during the years ended December 31, 2011 and December 31, 2012.

Our failure to implement and maintain adequate internal controls over financial reporting in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have complied with the provisions regarding annual management assessments of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 during 2011 and 2012. Because we are a smaller reporting company, we are not required to have an external audit of our internal controls over financial reporting under Section 404.

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

UNITED INSURANCE HOLDINGS CORP.

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

UNITED INSURANCE HOLDINGS CORP.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation and/or administrative policies in several areas, including changes in financial services regulation and federal taxation, could negatively affect the insurance industry and us. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal or national regulation or to allow an optional federal charter, similar to the option available to most banks. Further, the National Association of Insurance Commissioners (the “NAIC”) and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. We cannot predict what effect, if any, proposed or future legislation or NAIC initiatives may have on the manner in which we conduct our business.

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

Changes to insurance laws or regulations, or new insurance laws and regulations, may be more restrictive than current laws or regulations and could cause material adverse effects on our results of operations and our prospects for future growth. Additionally, our failure to comply with certain provisions of applicable insurance laws and regulations may cause a material adverse effect on our results of operations or financial condition.

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

In each of the past ten years, a portion of our reinsurance protection has been provided by the Florida Hurricane Catastrophe Fund (FHCF), a government sponsored entity that provides a layer of reinsurance protection at a price that is lower than otherwise available in the commercial market. The FHCF provides catastrophe reinsurance on a subsidized-basis as an incentive to make homeowners insurance available in the State of Florida. There is no assurance that FHCF will continue to make such reinsurance available on terms consistent with historical practice. The loss of reinsurance provided by FHCF would have an adverse impact on our results of operations and financial condition.

Our inability to collect from our reinsurers on our reinsurance claims could cause a material adverse affect on our results of operation and financial condition.

Although reinsurers are liable to us to the extent of the reinsurance coverage we purchase, we remain primarily liable as the direct insurer on all risks that we reinsure; therefore, our reinsurance agreements do not eliminate our obligation to pay claims. As a result, we are subject to risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: i) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or ii) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations.

While we will attempt to manage these risks through underwriting guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. As a result, our exposure to credit risk may cause a material adverse effect on our results of operations, financial condition and cash flow.

UNITED INSURANCE HOLDINGS CORP.

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

UNITED INSURANCE HOLDINGS CORP.

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

It is very difficult for us to predict the effects of these and other unforeseen emerging claim and coverage issues that may cause a material adverse effect on our results of operations and financial condition.

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

We cannot guarantee that our insurance affiliate, United Property & Casualty Insurance Company, will maintain its current A (Exceptional) rating by Demotech. Any downgrade of this rating could impact the acceptability of our products to mortgage lenders that require homeowners to buy insurance, reduce our ability to retain and attract policyholders and agents and damage our ability to compete, which may cause a material adverse effect on our results of operations and financial condition.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and at prices that you find appropriate.

Trading in our common stock has been extremely limited. The lack of liquidity in our common stock results not only from limited trading, but also from delays in the timing of transactions and a dearth in security analysts' and the media's coverage of UIHC. As a result of the foregoing, it may be difficult to sell your shares of our common stock. You may obtain lower prices for our common stock than you might otherwise obtain in more liquid markets and you may experience a larger spread between the high and low prices for our common stock.

Dividend payments on our common stock in the future is uncertain.

We have paid dividends on our common stock in the past; however, we provide no assurance or guarantee that we will continue to pay dividends in the future. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

UNITED INSURANCE HOLDINGS CORP.

The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends from our subsidiaries, general business conditions and such other factors as our Board of Directors deems relevant.

The substantial ownership of our common stock by our officers and directors allows them to exert significant control over us.

Our officers and directors beneficially own approximately 24% of UPC Insurance at December 31, 2012. Our officers' and directors' interests may conflict with the interests of other holders of our common stock and our officers and directors may take action affecting us with which other stockholders may disagree. Our officers and directors, acting together, As a result, have the ability to exert significant influence over the following:

•	the nomination, election and removal of our Board of Directors;

•	the adoption of amendments to our charter documents;

•	management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Provisions in our charter documents and the shareholder rights plan that we adopted may make it harder for others to obtain control of us even though some stockholders might consider such a development to be favorable.

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

We have also adopted a shareholder rights plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of our common stock. A third party that acquires 20% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the shareholder rights plan through the issuance of common stock to all stockholders other than the acquiring person. In certain circumstances the foregoing threshold may be reduced to 15%.

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

UNITED INSURANCE HOLDINGS CORP.

Item 2. Properties

Prior to October 2012, we leased approximately 15,000 square feet of office space at 360 Central Avenue, Suite 900, St. Petersburg, Florida 33701. In October, we renegotiated the lease for Suite 900 and added 8,000 square feet of additional office space in Suite 600. Under the revised agreement, our rental payments for the 9th and 6th floors, respectively, are $22.00 and $21.50 per square foot, and will increase each year through the final year, in which we will pay rent of $25.50 and $24.92 per square foot for the 9th and 6th floors respectively, plus our percentage increase in the common area maintenance charge. Our revised lease agreement expires in November 2017; however, we have two options to terminate the lease with 180 days of advance notice after completing twenty-four or thirty-six months of tenancy. We consider our current office facility suitable for our business as it is presently conducted. We do not own any real estate or other physical properties. Our facility is in good condition.

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

At December 31, 2012, we were not involved in any non claims-related legal actions.

Item 4. Mine Safety Disclosures

Not applicable

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock commenced trading on the Over-the-Counter Bulletin Board on November 7, 2007, and continued trading on the Over-the-Counter Bulletin Board until December 11, 2012, when it commenced trading on the Nasdaq Capital Market under the symbol "UIHC".

The table below sets forth, for the calendar quarter indicated, the high and low bid quotations of our common stock as reported on the Over-the-Counter Bulletin Board and after December 11, 2012, the high and low sales prices of our common stock as reported on NASDAQ. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Bid Quotation
	High	Low
2012
Fourth Quarter	$6.13	$5.15
Third Quarter	6.10	4.75
Second Quarter	5.95	4.60
First Quarter	6.00	4.05
2011
Fourth Quarter	4.43	4.00
Third Quarter	4.25	4.25
Second Quarter	4.50	2.00
First Quarter	3.60	2.95

HOLDERS OF COMMON EQUITY

As of March 6, 2013, we had 1,256 holders of record of our common stock.

DIVIDENDS

In the fourth quarter of 2012, we declared and paid a dividend of $0.03 per share. In the first quarter of 2012, we declared a dividend of $0.05 per share, which was paid in April 2012. In the fourth quarter of 2011, we declared and paid a dividend of $0.05 per share. We did not pay any other dividends during 2012 or 2011.

In conjunction with the fourth quarter 2012 dividend, our Board indicated its intention to consistently pay a quarterly dividend. However, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

UNITED INSURANCE HOLDINGS CORP.

Under Florida law, a Florida-domiciled insurer like our insurance affiliate may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

1.	the lesser of:

a.	ten percent of our insurance affiliate's capital surplus, or

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

Alternatively, our insurance affiliate may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

1.	the dividend is equal to or less than the greater of:

a.	ten percent of our insurance affiliate's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains, or

b.	our insurance affiliate's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and:

2.	our insurance affiliate will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made, and

3.	our insurance affiliate files a notice of the dividend or distribution with the insurance regulatory authority at least ten business days prior to the dividend payment or distribution, and

4.
the notice includes a certification by an officer of our insurance affiliate attesting that, after the payment of the dividend or distribution, our insurance affiliate will have at least 115% of required statutory surplus as to policyholders.

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time.

See Note 10 to our Notes to Consolidated Financial Statements for further discussion of restrictions on future payments of dividends by our insurance affiliate.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On June 14, 2012, John Forney began serving as our Chief Executive Officer. We awarded him 86,990 shares of restricted common stock in connection with his employment with our company. The restricted shares will vest in twenty percent increments on June 14, 2013 and the first four anniversaries of June 14, 2013, provided that Mr. Forney is continuously employed by our company from June 14, 2012 through the applicable vesting dates. However, if Mr. Forney's employment with our company terminates due to either (a) our termination of Mr. Forney's employment without cause (as defined in the Employment Agreement, included as Exhibit 10.22 to this annual report on Form 10-K), or (b) Mr. Forney's termination of his

UNITED INSURANCE HOLDINGS CORP.

employment for good reason (as defined in the Employment Agreement), so long as (in either case) proper notice of such termination is timely provided in accordance with the Employment Agreement, the restricted shares that would vest on the vesting date that occurs during the year in which the termination occurs shall, if not already vested, automatically and immediately vest as of the later of (i) the date of the termination of Mr. Forney's employment with our company or (ii) the date on which a release of claims against our company (as described in Section 4.10 of the Employment Agreement) becomes effective. If Mr. Forney's employment with our company terminates for any other reason before the date that restricted shares have vested, the shares that have not yet vested as of the date of such termination will immediately be forfeited as of the date of such termination.

On October 1, 2012, B. Bradford Martz began serving as our Chief Financial Officer and is eligible to receive a restricted common stock award. Mr. Martz and the Board of Directors are currently negotiating the number of shares to be issued therefore no shares were issued to Mr. Martz prior to year end. We have no other compensation plans or arrangements under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

During 2012, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2012, we did not repurchase any of our equity securities.

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

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of United Insurance Holdings Corp. and its subsidiaries (referred to in this document as we, our, us, the Company and UPC Insurance). This discussion should be read in conjunction with the consolidated financial states and related notes found under Part II. Item 8 contained herein.

The most important factors we monitor to evaluate the financial condition and performance of our company include:

•
For Results of Operations: premiums written, policies in-force, premiums earned, retention, price changes, claim frequency (rate of claim occurrence per policies in-force), severity (average cost per claim), catastrophes, loss ratio, expenses, combined ratio, underwriting results, reinsurance costs, premium to probable maximum loss, and geographic concentration;

•	For Investments: credit quality, maximizing total return, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification, and portfolio duration; and

•	For Financial Condition: liquidity, reserve strength, financial strength, ratings, operating leverage, book value per share, capital preservation, return on investment, and return on equity.

UNITED INSURANCE HOLDINGS CORP.

2012 HIGHLIGHTS

•	Consolidated net income was $9,705,000 in 2012 compared to $8,088,000 in 2011. Net income per diluted share was $0.91 in 2012 compared to $0.77 in 2011.

•	Our combined ratio (calculated as operating expenses plus other income (expenses) less interest expense relative to net premiums earned) was 94.8% in 2012 compared to 91.7% in 2011.

•	Total revenues were $131,234,000 in 2012 compared to $96,418,000 in 2011.

•	Investment and cash holdings were $223,385,000 at December 31, 2012, compared to $165,898,000 at December 31, 2011.

•	Investment income was $3,083,000 in 2012 compared to $2,823,000 in 2011.

•	Realized gains were $2,160,000 in 2012 compared to $158,000 in 2011.

•
Book value per diluted share (ratio of shareholders' equity to total shares outstanding and dilutive potential shares outstanding) was $5.70 at December 31, 2012, a 7% increase from $5.31 at December 31, 2011.

•	Return on average equity for the twelve months ended December 31, 2012, and December 31, 2011, was 16.1%.

•	Policies in-force were 135,300 at December 31, 2012, a 33% increase from 101,800 policies in-force at December 31, 2011.

UNITED INSURANCE HOLDINGS CORP.

CONSOLIDATED NET INCOME

($ in thousands)	Year Ended December 31,
	2012	2011	2010
REVENUE:
Gross premiums written	$254,909	$203,806	$158,637
Decrease (increase) in gross unearned premiums	(28,655)	(22,969)	(3,330)
Gross premiums earned	226,254	180,837	155,307
Ceded premiums earned	(104,286)	(90,757)	(88,452)
Net premiums earned	121,968	90,080	66,855
Net investment income	3,083	2,823	3,879
Net realized gains	2,160	158	4,346
Other-than-temporary impairments	—	(31)	(97)
Other revenue	4,023	3,388	5,008
Total revenue	131,234	96,418	79,991
EXPENSES:
Losses and loss adjustment expenses	58,409	38,861	42,533
Policy acquisition costs	36,877	29,054	24,899
Operating expenses	8,630	5,090	3,968
General and administrative expenses	11,734	9,674	7,506
Interest expense	355	548	1,767
Total expenses	116,005	83,227	80,673
Income (loss) before other income (expenses)	15,229	13,191	(682)
Other income (expenses)	485	(175)	(726)
Income (loss) before income taxes	15,714	13,016	(1,408)
Provision for (benefit from) income taxes	6,009	4,928	(483)
Net income (loss)	$9,705	$8,088	$(925)
Net income per diluted share	$0.91	$0.77	$(0.09)
Book value per share	$5.70	$5.31	$4.28
Return on average equity	16.1%	16.1%	(2.0)%
Loss ratio, net[1]	47.9%	43.1%	63.6%
Expense ratio[2]	46.9%	48.6%	54.4%
Combined ratio (CR)[3]	94.8%	91.7%	118.0%
Effect of current year catastrophe losses on CR	(2.8)%	(0.8)%	—%
Effect of prior year development on CR	(0.6)%	4.7%	(1.5)%
Effect of FIGA assessment on CR	(1.4)%	—%	—%
Underlying combined ratio[4]	90.0%	95.6%	116.5%
1 Loss ratio, net is losses and loss adjustment expenses relative to net premiums earned.
2 Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned.
3 Combined ratio is the sum of the loss ratio, net and the expense ratio.
4 Underlying combined ratio, a measure that is not based on accounting principles generally accepted in the United States of America (GAAP), is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Definitions of Non-GAAP Measures

We believe that investors' understanding of UPC Insurance's performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

UNITED INSURANCE HOLDINGS CORP.

Combined ratio excluding the effects of current year catastrophe losses, reserve development and FIGA assessment (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between four GAAP operating ratios: the combined ratio, the effect of current year catastrophe losses on the combined ratio, the effect of prior year development on the combined ratio and the effect of the FIGA assessment on the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses, prior year development and assessments. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. FIGA assessments primarily relate to amounts paid to the Florida Insurance Guaranty Association to cover claims paid by the association to policyholders from insolvent insurance companies. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

Net Loss and LAE excluding the effects of current year catastrophe losses and reserve development (underlying Loss and LAE) is a non-GAAP measure which is computed as the difference between loss and LAE, current year catastrophe losses and prior year reserve development. We use underlying loss and LAE figures to analyze our loss trends that may be impacted by current year catastrophe losses and prior year development on our reserves. As discussed previously, these two items can have a significant impact on our loss trend in a given period. The most direct comparable GAAP measure is net loss and LAE. The underlying loss and LAE figure should not be considered a substitute for net losses and LAE and does not reflect the overall profitability of our business.

Consolidated net loss ratio excluding the effects of current year catastrophe losses, reserve development (underlying loss ratio) is a non-GAAP ratio, which is computed as the difference between three GAAP operating ratios: the consolidated net loss ratio, the effect of current year catastrophe losses on the loss ratio, and the effect of prior year development on the loss ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our consolidated net loss ratio that may be obscured by current year catastrophe losses and prior year development. As discussed previously, these two items can have a significant impact on our consolidated net loss ratio in a given period. The most direct comparable GAAP ratio is our net consolidated Loss and LAE ratio. The underlying loss ratio should not be considered as a substitute for net consolidated loss ratio and does not reflect the overall profitability of our business.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2(o) in our Notes to Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

•	reserves for unpaid losses

•	fair value of investments

•	investment portfolio impairments

In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance industry. It is reasonably likely that changes in these estimates could occur from time to time and result in a material impact on our consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

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

We determine our ultimate losses by using multiple actuarial methods to determine an actuarial estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the actuarial estimate is influenced by the analysis of our paid losses and incurred losses since inception. For each accident year, we estimate the ultimate incurred losses for both known and unknown claims. In establishing this estimate, we reviewed the results of various actuarial methods discussed below.

Estimation of the Reserves for Unpaid Losses

We calculate our estimate of ultimate losses by using the following actuarial methods. We separately calculate the methods using paid loss data and incurred loss data. In the versions of these methods based on incurred loss data, the incurred losses are defined as paid losses plus case reserves. For this discussion of our loss reserving process, the word "segment" refers to a subgrouping of our claims data, such as by geographic area and/or by particular line of business; it does not refer to operating segments.

•
Loss Development Method – This method estimates ultimate losses based on the historical development patterns of losses by accident year. Data known as loss development factors drive the loss-development-based methods. We calculate loss development factors by age period (i.e., 12-24 months, 24-36 months, etc.) by taking the total incurred or paid losses for each accident year as of the current period's balance sheet date and dividing by the total incurred or paid losses for each accident year as of the prior period's balance sheet date. We then calculate averages of the resulting loss development factors in each age period, such as the three-year average, five-year average, cumulative average, and cumulative average excluding the high and low. Finally, we evaluate the calculated loss development

UNITED INSURANCE HOLDINGS CORP.

factors and their resulting averages and use judgment to select a particular loss development factor per age period, which we then use to project expected ultimate losses by accident year.

•
Expected Loss Cost Method – This method relies on exposures and an estimate of the expected loss cost, and is used primarily for determining an estimate of the recent years' ultimate loss. We calculate loss costs for each prior accident year based on the ratio of ultimate loss to earned house years and perform a regression analysis to develop an annual fitted loss trend. An estimate of the expected current year loss cost is based on various trended averages to apply to the actual earned house years in the current year to arrive at estimated losses.

•
Bornhuetter-Ferguson Method – This method estimates ultimate losses based on earned exposures, expected loss costs and the historical development patterns of losses. We use earned exposures as a proxy for the number of risks insured, and we calculate loss costs as described above. This method combines the results of the loss development method with an estimate of ultimate losses based on an expected loss cost. The Bornhuetter-Ferguson method assumes that the unreported losses are a function of the expected losses at a given point of development. The key assumptions are (1) the expected payment (incurred) pattern, and (2) the expected loss cost. An estimate of the individual accident year's initial ultimate losses is determined by multiplying the earned exposures by the expected loss cost. Each year's expected ultimate loss liability is then separated into expected paid (incurred) and expected unpaid components using development factors derived in the paid (incurred) loss development method. The expected paid (incurred) losses are replaced with actual paid (incurred) losses to calculate estimated ultimate losses.

•
Paid-to-Paid Method - In addition to the aforementioned methods, we also rely upon the paid-to-paid development method to project estimates of ultimate allocated loss adjustment expense (ALAE). Triangles of paid ALAE to paid loss ratios are compiled and loss development factors are selected to project an ultimate paid-to-paid ratio. The ultimate paid-to-paid ratio is multiplied by the selected ultimate losses to calculate estimated ultimate ALAE. This puts the ALAE in context, and generally results in a more stability in the ALAE projections.

The loss-development-based methods are easy to use and comparable to industry benchmarks, but potential volatility in the calculated factors, as well as an element of subjectivity in the selected factors, slightly weakens the effectiveness of the method. The volatility arises from a number of factors such as inflation, changes in reserving practices, changes in underwriting criteria and geographic concentration.

The expected loss cost method is generally more stable than the loss-development-based methods, but this relative strength comes at the cost of less responsiveness to actual changes in loss experience.

The Bornhuetter-Ferguson method is a blend of the loss development and expected loss cost methods.

Reliance and Selection of Methods

The various methods we use have strengths and weaknesses that depend upon the circumstances of the segment and the age of the claims experience we analyze. The nature of our book of business allows us to place substantial, but not exclusive, reliance on the loss-development-based methods. Ultimately, this means the main assumptions of the loss-development-based methods, the selected loss development factors, represent the most critical aspect of our loss reserving process. We use the same set of loss development factors in the methods during our loss reserving process that we also use to calculate the premium necessary to pay expected ultimate losses.

Reasonably-Likely Changes in Variables

As previously noted, we evaluate several factors when exercising our judgment in the selection of the loss development factors that ultimately drive the determination of our loss reserves. The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably-likely change in almost any of these aforementioned factors could have an impact on our reported results, financial condition and liquidity. However, we do not believe any reasonably likely changes in the frequency or severity of claims would have a material impact on us.

UNITED INSURANCE HOLDINGS CORP.

Fair Value of Investments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of fair value of financial assets and the supporting assumptions and methodologies. We use quoted prices from active markets and we use an independent third-party valuation service to assist us in determining fair value. We obtain only one single quote or price for each financial instrument.

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

As discussed above, the fair value for our fixed-maturities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources, and through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates, and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Consolidated Balance Sheets.

Investment Portfolio Impairments

For investments classified as available for sale, the difference between fair value and cost or amortized cost for fixed income securities and cost for equity securities is reported as a component of accumulated other comprehensive income on our Consolidated Balance Sheet and is not reflected in our net income of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a write-down is recorded due to an other-than-temporary decline in fair value. We have a portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority has made the decision to sell or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, the security's decline in fair value is considered other than temporary and is recorded in earnings.

If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We use our best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security's original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit

UNITED INSURANCE HOLDINGS CORP.

ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income. If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

There are a number of assumptions and estimates inherent in evaluating impairments of equity securities and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the length of time and extent to which the fair value has been less than cost; 3) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and 4) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity.

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in changes to management's intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of taxes would already be reflected as a component of accumulated other comprehensive income in shareholders' equity.

The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluations of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts presented within the consolidated financial statements

See Note 2(b) in our Notes to Consolidated Financial Statements for further information regarding our impairment testing.

ANALYSIS OF FINANCIAL CONDITION - DECEMBER 31, 2012 COMPARED TO DECEMBER 31, 2011

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes.

Investments

With respect to our investments, we primarily attempt to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance affiliate can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities.

An outside asset management company, which has authority and discretion to buy and sell securities for us, manages our investments subject to (i) the guidelines established by our Board of Directors, and (ii) the direction of management. We direct our asset manager to make changes and to hold, buy or sell securities in our portfolio.

UNITED INSURANCE HOLDINGS CORP.

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $223,385,000 at December 31, 2012.

The following table summarizes our investments, by type:

	December 31, 2012		December 31, 2011
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$95,208	62.6%	$48,119	38.8%
States, municipalities and political subdivisions	19,035	12.5%	18,366	14.8%
Corporate securities	34,654	22.8%	53,356	42.9%
Redeemable preferred stocks	260	0.2%	537	0.4%
Total fixed maturities	149,157	98.1%	120,378	96.9%
Common stocks	2,465	1.6%	3,123	2.5%
Nonredeemable preferred stocks	258	0.2%	458	0.4%
Total equity securities	2,723	1.8%	3,581	2.9%
Other long-term investments	300	0.1%	300	0.2%
Total investments	$152,180	100.0%	$124,259	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2012 and 2011, consisted mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Our equity holdings consist mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. Most of the corporate bonds we hold reflect a similar diversification. At December 31, 2012, approximately 83% of our fixed maturities are U.S. Treasuries, states, municipalities and political subdivisions, or corporate bonds rated “A” or better, and 17% are corporate bonds rated “BBB”.

At December 31, 2012, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $18,000; approximately $1,000 of the total related to one fixed maturity, while three equity securities reflected unrealized losses of $17,000. We currently have no plans to sell these four securities, and we expect to fully recover our cost basis. We reviewed these securities and determined that we did not need to record impairment charges at December 31, 2012. During the 2011 fourth quarter, we recorded impairment charges of $31,000 after determining that an impairment related to one of our equity securities was other-than-temporary.

Reinsurance Payable

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

During the second quarter of 2012, we placed our reinsurance program for the 2012 hurricane season. Our program comprises six contracts which reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2012, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. For UPC Insurance, the FHCF coverage includes an estimated maximum provisional limit of 90% of $392,334,000, or $353,101,000, in excess of our retention and private reinsurance of $153,332,000, and also includes reimbursement of eligible loss adjustment expenses of 5%. The limit and retention of the FHCF coverage are subject to re-measurement based on June 30th exposure data. In addition, the FHCF's retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.

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

•
Excess - provides coverage on $45,886,000 of losses in excess of the private and FHCF reinsurance coverage and is 100% placed. The first reinstatement of coverage that runs alongside the FHCF layer is prepaid and the second and final reinstatement requires additional premium.

See Note 6 in our Notes to Consolidated Financial Statements for additional information regarding our reinsurance program.

RESULTS OF OPERATIONS - 2012 COMPARED TO 2011

Revenues

Revenues for the year ended December 31, 2012, increased $34,816,000, or 36%, to $131,234,000, from $96,418,000 for the twelve-months ended December 31, 2011, primarily due to a $31,888,000, or 35%, increase in net premiums earned and $2,002,000 increase in realized gains. In 2012, our gross written premiums increased $51,103,000, or 25%, to $254,909,000, from $203,806,000 in 2011 because we wrote approximately 29,800 more new and renewal policies in 2012 compared to 2011 as we expanded our business in Florida and in other states. Our year-over-year growth in written premiums and new and renewal policies by state are shown below:

States	2012 GWP	2011 GWP	YOY Growth	% YOY Growth
Florida	$228,280	$194,020	$34,260	67%
South Carolina	16,678	9,616	7,062	14%
Massachusetts	6,334	170	6,164	12%
Rhode Island	3,617	—	3,617	7%
Total	$254,909	$203,806	$51,103	100%

States	2012 Policies*	2011 Policies*	YOY Growth	% YOY Growth
Florida	122,332	104,414	17,918	60%
South Carolina	11,038	6,879	4,159	14%
Massachusetts	4,444	102	4,342	15%
Rhode Island	3,381	—	3,381	11%
Total	141,195	111,395	29,800	100%
* Includes homeowner and dwelling fire policies only

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write, as we commence operations in North Carolina in the current year and as we expand into the other states discussed previously.

Realized gains increased $2,002,000 in 2012 because we sold $21,659,000 of fixed maturities in the fourth quarter as part of a repositioning of the portfolio towards overall shorter duration.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the twelve months ended December 31, 2012, increased $32,778,000, or 39%, primarily due to increased losses. Losses and loss adjustment expenses increased to $58,409,000 for the full year ended 2012, from $38,861,000 during 2011. Our losses for the year were impacted by catastrophe losses and development on prior accident years. In 2012, our current year catastrophe losses were $3,470,000 compared to $792,000 in 2011. The $2,678,000 year over year increase resulted from current year catastrophe losses incurred from Tropical Storms Debby and Issac and Superstorm Sandy. In 2012, we experienced unfavorable reserve development of $670,000 on 2011 and prior accident years while in 2011, we experienced $4,158,000 of favorable reserve development on 2010 and prior accident years.

	Year ended December 31,
	2012	2011	Change
Net Loss and LAE	$58,409	$38,861
Less:
Current year catastrophe losses	3,470	792
Prior year reserve development (favorable)	670	(4,158)
Underlying loss and LAE*	$54,269	$42,227
% of Gross earned premiums	24.0%	23.4%	0.6 pts
% of Net earned premiums	44.5%	47.0%	-2.5 pts
* Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

UPC Insurance's net loss and loss adjustment expense ratio history along with the impact of reserve development and catastrophe losses is as follows:

	Historical Reserve Development
($ in thousands, except ratios)	2007	2008	2009	2010	2011	2012
Reserve development (unfavorable)	$5,804	$4,977	$2,976	$(1,006)	$4,158	$670
Development as a % of earnings before interest and taxes	12.1%	12.0%	47.4%	71.0%	32.3%	4.3%
Consolidated net loss ratio (LR)	30.1%	34.6%	52.1%	63.6%	43.1%	47.9%
Reserve unfavorable (favorable) development on LR	6.8%	6.2%	3.8%	(1.5)%	4.7%	(0.6)%
Current year catastrophe losses on LR	—%	(4.0)%	(0.2)%	—%	(0.8)%	(2.8)%
Underlying net loss ratio*	36.9%	36.8%	55.7%	62.1%	47.0%	44.5%
* Underlying Loss Ratio is a non-GAAP measure and is reconciled above to the Consolidated Net Loss Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

UNITED INSURANCE HOLDINGS CORP.

Overall UPC Insurance's attritional loss experience by accident year excluding catastrophes has been stable or trending downwards for the past several years, as shown in the following table:

					Expected	Expected
		Case		Expected	Ultimate Gross	Ultimate
Accident	Paid	Loss & LAE	IBNR	Ultimate	Loss & LAE	Loss & LAE
Year	Loss & LAE	Reserves	Reserves	Loss & LAE	Ratio	per Exposure
2004	$25,335,227	$58,058	$6,300	$25,399,585	33.1%	$667.69
2005	37,509,958	18,360	6,129	37,534,447	31.9%	592.66
2006	30,035,142	126,728	35,009	30,196,879	22.2%	400.37
2007	27,870,818	562,230	101,799	28,534,847	19.4%	430.31
2008	29,407,048	367,474	166,852	29,941,374	22.3%	421.54
2009	44,017,668	797,286	645,047	45,460,001	30.6%	497.91
2010	38,667,923	2,163,505	1,061,862	41,893,290	28.6%	478.80
2011	38,422,950	3,343,713	2,593,337	44,360,000	26.0%	465.33
2012	34,567,144	10,000,002	9,080,854	53,648,000	24.9%	460.57

Policy acquisition costs increased $7,823,000, or 27%, to $36,877,000 for the year, compared to $29,054,000 for 2011. These costs vary directly with premiums earned and as a percentage of gross premiums earned, were up slightly from 16.1% in 2011 to 16.3% in 2012 due to higher commissions paid on new and renewal business outside of Florida.

Operating expenses increased to $8,630,000 for 2012, from $5,090,000 in 2011 due to the FIGA assessment and company growth. Excluding the FIGA assessment of $1,646,000, expensed in the fourth quarter of 2012, operating expenses as a percentage of net premiums earned were unchanged from 2011 to 2012.

General and administrative expenses increased $2,060,000 to $11,734,000 compared to $9,674,000 in 2011 due primarily to an increase in salaries and related expenses to support the Company's growth.

RESULTS OF OPERATIONS - 2011 COMPARED TO 2010

Revenues

Revenues for the year ended December 31, 2011, increased $16,427,000, or 21%, to $96,418,000, from $79,991,000 for the twelve-months ended December 31, 2010. The increase in revenues was primarily driven by a $23,225,000, or 35%, increase in net premiums earned. The growth in net premiums earned for 2011 was fueled by continued growth in new business in Florida and a full year of business in South Carolina.

Expenses

Expenses for the twelve months ended December 31, 2011, increased $2,554,000, or 3%, primarily due to increased policy acquisition costs, operating costs, general and administrative expenses offset by a decrease in losses. Losses decreased $3,672,000, or 9%, in 2011 because we paid less than we expected to pay for non-catastrophe claims incurred in prior years and for catastrophe claims incurred in prior years. The favorable development we experienced totaled approximately $4,158,000 of favorable development on non-catastrophe and catastrophe claims incurred in prior years. As a result of the favorable development, we reduced our estimate of ultimate non-catastrophe losses and catastrophe-related losses, most of which we no longer cede to reinsurers. In addition, our gross loss ratio decreased from 27.4% in 2010 to 21.5% in 2011, or 5.9%, therefore, losses did not increase in conjunction with the increase in policies written as they otherwise would have if the loss ratio had remained unchanged from 2010.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs increased $4,155,000, or 17%, in 2011 primarily due to the 16% increase in gross premiums earned. During 2011, we amortized more agents' commissions and policy administration costs as a result of the increase in premiums written that began during the second half of 2010 and continued throughout 2011. Operating costs increased $1,122,000, or 28%, in 2011 as a direct correlation to the growth of new business writings. General and administrative expenses have increased $2,168,000, or 29%, in 2011 due to increased personnel costs and increased professional services costs.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income, the sale or maturity of invested assets and the issuance of additional shares of our stock. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to purchase investments.

We do not conduct any business operations of our own and as a result, we rely on cash dividends or intercompany loans from our management affiliate to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate our insurance affiliate, including restricting any dividends paid by our insurance affiliate and requiring approval of any management fee our insurance affiliate pays to our management affiliate for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. Our management affiliate subsidiary pays us dividends primarily using cash from the collection of management fees from our insurance affiliate, pursuant to a management agreement in effect between those entities.

Operating Activities

During the year ended December 31, 2012, our operations generated cash of $34,312,000, compared to generating $38,649,000 during the same period in 2011. The most significant operating inflows and outflows that occurred in 2012 and 2011 are shown in the table below:

	2012	2011	Variance
Inflows
Premiums collected	$270,228,000	$218,786,000	$51,442,000
Reimbursement for paid losses	2,753,000	22,278,000	(19,525,000)
Assumed premiums	—	5,076,000	(5,076,000)
Miscellaneous	3,725,000	1,498,000	2,227,000

Outflows
Reinsurance payments	$(90,199,000)	$(81,396,000)	$(8,803,000)
Claim payments	(57,778,000)	(52,702,000)	(5,076,000)
Operating expense payments	(35,796,000)	(29,003,000)	(6,793,000)
Agents' commission payments	(26,869,000)	(19,993,000)	(6,876,000)
Premium taxes	(5,778,000)	(2,460,000)	(3,318,000)
Income tax deposits	(6,753,000)	(4,360,000)	(2,393,000)

Premiums collections increased due to the increased writings we have experienced in 2012 compared to 2011. Reimbursement for paid losses decreased because we commuted our 2005 FHCF contract in 2011 and the number of open catastrophe claims continues to decrease as we close those claims. In 2011 we assumed policies from Citizens Property Insurance Corporation whereas we did not assume any policies in 2012. Reinsurance payments increased because we purchased more reinsurance coverage for our current contract than we purchased under our previous contract. Claim payments increased primarily due to the increase in exposures and payments on claims from prior accident years. Operating expenses, agents' commission payments and premium taxes increased due to the overall growth in the business in 2012. Income tax deposits increased due to the growth in taxable income.

UNITED INSURANCE HOLDINGS CORP.

Investing Activities

During the year ended December 31, 2012, our investing activities used $25,894,000 of cash compared to using $68,155,000 of cash in 2011 because proceeds from sales and maturities of investments increased $16,046,000 in 2012 compared to 2011 and we purchased $23,930,000 less in securities in 2012 compared to 2011. In the fourth quarter of 2012, we sold $21,659,000 in fixed maturities to realize the $2,002,000 in gains related to those securities.

See Note 3 in our Notes to Consolidated Financial Statements for a table that summarizes our fixed maturities at December 31, 2012, by contractual maturity periods.

Financing Activities

During the year ended December 31, 2012, our financing activities provided $21,148,000 compared to using $(499,000) in 2011. The increase occurred primarily because we raised $23,947,000 from the issuance of 5,000,000 shares of common stock in December. See Note 16 in our Notes to Consolidated Financial statements for additional information on the underwritten offering.

Our holding company has no business operations of its own and is largely dependent on liquidity from its subsidiaries. Our management affiliate's primary source of revenue and liquidity is the management fee and commissions it receives from our insurance affiliate. Our insurance affiliate is subject to extensive state regulation, including approval of any management fee it pays to our management affiliate for services rendered. In accordance with Florida law, our insurance affiliate may pay dividends or make distributions out of that part of its statutory surplus derived from its net operating profit and its net realized capital gains. Florida law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict our insurance affiliate’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause its surplus as regards policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as regards policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory surplus required in our insurance affiliate.

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires our insurance affiliate to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At December 31, 2012, our insurance affiliate’s surplus as regards policyholders was $68,007,000, exceeding the minimum requirements. Florida law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2012.

We repurchased 212,083 shares of our common stock in May of 2011. While we have not adopted a formal stock repurchase plan at this time, we may repurchase additional shares of our common stock from time to time as financial conditions permit. We consider several factors in determining whether to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt-to-total-capitalization targets and our expected future cash needs.

On December 18, 2012, our Board declared a $0.03 per share dividend, and we paid the $464,000 dividend on December 31, 2012, to shareholders of record on December 28, 2012. On March 14, 2012, our Board declared a $0.05 per share dividend, and we paid the $518,000 dividend on April 5, 2012, to shareholders of record on March 26, 2012. Any future dividends will depend upon circumstances at the time, and our Board must approve and declare any such dividends.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012, we have no off-balance-sheet arrangements.

UNITED INSURANCE HOLDINGS CORP.

RELATED PARTY TRANSACTIONS

See Note 13 in our Notes to Consolidated Financial Statements for a discussion of our related party transactions, including those with Hamilton Risk Management (HRM) and 1347 Advisors, that were terminated during the current year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules of United Insurance Holdings Corp. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Raleigh, North Carolina
March 6, 2013

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $145,089 and $116,863, respectively)	$149,157	$120,378
Equity securities (adjusted cost of $2,537 and $3,284, respectively)	2,723	3,581
Other long-term investments	300	300
Total investments	152,180	124,259
Cash and cash equivalents	71,205	41,639
Accrued investment income	760	986
Premiums receivable, net	17,154	11,205
Reinsurance recoverable on paid and unpaid losses	2,272	4,458
Prepaid reinsurance premiums	49,916	40,968
Deferred policy acquisition costs	16,978	12,324
Other assets	3,149	4,376
Total Assets	$313,614	$240,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$35,692	$33,600
Unearned premiums	128,785	100,130
Reinsurance payable	26,063	16,571
Other liabilities	19,206	17,866
Notes payable	15,882	17,059
Total Liabilities	225,628	185,226
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 15,660,922 and 10,573,932 issued; 15,448,839 and 10,361,849 outstanding, respectively	2	1
Additional paid-in capital	24,076	75
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	2,613	2,341
Retained earnings	61,726	53,003
Total Stockholders' Equity	87,986	54,989
Total Liabilities and Stockholders' Equity	$313,614	$240,215

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
REVENUE:
Gross premiums written	$254,909	$203,806	$158,637
Increase in gross unearned premiums	(28,655)	(22,969)	(3,330)
Gross premiums earned	226,254	180,837	155,307
Ceded premiums earned	(104,286)	(90,757)	(88,452)
Net premiums earned	121,968	90,080	66,855
Net investment income	3,083	2,823	3,879
Net realized gains	2,160	158	4,346
Other-than-temporary impairments	—	(31)	(97)
Other revenue	4,023	3,388	5,008
Total revenue	131,234	96,418	79,991
EXPENSES:
Losses and loss adjustment expenses	58,409	38,861	42,533
Policy acquisition costs	36,877	29,054	24,899
Operating expenses	8,630	5,090	3,968
General and administrative expenses	11,734	9,674	7,506
Interest expense	355	548	1,767
Total expenses	116,005	83,227	80,673
Income (loss) before other income (expenses)	15,229	13,191	(682)
Other income (expenses)	485	(175)	(726)
Income (loss) before income taxes	15,714	13,016	(1,408)
Provision for (benefit from) income taxes	6,009	4,928	(483)
Net income (loss)	$9,705	$8,088	$(925)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gain on investments	2,602	4,291	2,093
Reclassification adjustment for net realized investment gains	(2,160)	(158)	(4,346)
Reclassification adjustment for other-than-temporary impairments	—	31	97
Income tax benefit (expense) related to items of other comprehensive income	(170)	(1,607)	832
Total comprehensive income (loss)	$9,977	$10,645	$(2,249)

Weighted average shares outstanding
Basic	10,607,751	10,442,034	10,573,932
Diluted	10,655,524	10,442,034	10,573,932

Earnings (loss) per share
Basic	$0.91	$0.77	$(0.09)
Diluted	0.91	0.77	(0.09)

Dividends declared per share	$0.08	$0.05	$0.05

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders' Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock
	Shares	Amount
December 31, 2009	10,573,932	1	75	—	1,108	46,887	48,071
Net loss	—	—	—	—	—	(925)	(925)
Net unrealized change in investments, net of tax	—	—	—	—	(1,324)	—	(1,324)
Cash dividends on common stock	—	—	—	—	—	(529)	(529)
December 31, 2010	10,573,932	1	75	—	(216)	45,433	45,293
Net income	—	—	—	—	—	8,088	8,088
Net unrealized change in investments, net of tax	—	—	—	—	2,557	—	2,557
Acquisition of treasury stock	(212,083)	—	—	(431)	—	—	(431)
Cash dividends on common stock	—	—	—	—	—	(518)	(518)
December 31, 2011	10,361,849	1	75	(431)	2,341	53,003	54,989
Net income	—	—	—	—	—	9,705	9,705
Net unrealized change in investments, net of tax	—	—	—	—	272	—	272
Restricted stock award	86,990	—	55	—	—	—	55
Issuance of common stock	5,000,000	1	23,946	—	—	—	23,947
Cash dividends on common stock	—	—	—	—	—	(982)	(982)
December 31, 2012	15,448,839	2	24,076	(431)	2,613	61,726	87,986

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$9,705	$8,088	$(925)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,260	1,218	1,106
Net realized gains	(2,160)	(158)	(4,346)
Other-than-temporary impairments	—	31	97
Amortization of discount on notes payable	—	—	159
Loss on extinguishment of debt	—	—	726
Provision for uncollectible premiums	37	23	42
Deferred income taxes, net	(661)	(600)	352
Stock based compensation	55	—	—
Changes in operating assets and liabilities:
Accrued investment income	226	(572)	705
Premiums receivable	(5,986)	(3,403)	(323)
Reinsurance recoverable on paid and unpaid losses	2,186	22,846	(1,827)
Prepaid reinsurance premiums	(8,948)	(2,660)	1,978
Deferred policy acquisition costs, net	(4,654)	(2,982)	(86)
Other assets	1,035	371	(398)
Unpaid losses and loss adjustment expenses	2,092	(13,814)	3,302
Unearned premiums	28,655	22,969	3,330
Reinsurance payable	9,492	1,589	(13,180)
Other liabilities	1,978	5,703	1,345
Net cash provided by (used in) operating activities	34,312	38,649	(7,943)
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	52,640	36,594	160,648
Purchases of investments available for sale	(78,534)	(102,464)	(80,343)
Purchase of note receivable	—	(2,250)	—
Cost of property and equipment acquired	—	(20)	(73)
Cost of capitalized software acquired	—	(15)	(311)
Net cash provided by (used in) investing activities	(25,894)	(68,155)	79,921
FINANCING ACTIVITIES
Repayments of borrowings	(1,177)	(1,176)	(24,078)
Repurchases of common stock	—	(431)	—
Dividends	(982)	(518)	(529)
Bank overdrafts	(640)	1,626	(2,813)
Proceeds from issuance of common stock	23,947	—	—
Net cash provided by (used in) financing activities	21,148	(499)	(27,420)
Increase (decrease) in cash	29,566	(30,005)	44,558
Cash and cash equivalents at beginning of period	41,639	71,644	27,086
Cash and cash equivalents at end of period	$71,205	$41,639	$71,644

Supplemental Cash Flows Information
Interest paid	$311	$553	$2,298
Income taxes paid	$6,753	$4,360	$—

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company and UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential property and casualty insurance policies using a network of agents and a group of wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company, our insurance affiliate, which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., our management affiliate, the managing general agent that manages substantially all aspects of our insurance affiliate's business; Skyway Claims Services, LLC, our claims adjusting affiliate that provides services to our insurance affiliate; and UPC Re, our reinsurance affiliate that provides a portion of the reinsurance protection purchased by our insurance affiliate.

Our primary product is homeowners' insurance, which we currently offer in Florida, South Carolina, Massachusetts and Rhode Island under authorization from the insurance regulatory authorities in each state. In November 2012, we were authorized to write property and casualty lines in North Carolina. Our insurance affiliate has also applied to insurance regulatory authorities in six additional states to write property and casualty lines.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (GAAP). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, reinsurance recoverable, deferred policy acquisition costs, and investments. Except for the captions on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

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

We currently classify all of our investments in fixed maturities and equity securities as available-for-sale, and report them at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of comprehensive income. We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net income. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned.

Quarterly, we perform an assessment of our investments to determine if any are other-than-temporarily impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or other-than-temporary.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

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

If we determine that an equity security has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in our Consolidated Statements of Comprehensive Income. If a debt security is impaired and we either intend to sell the security or it is more likely than not that we will have to sell the security before we are able to recover the amortized cost, then we record the full amount of the impairment in our Consolidated Statements of Comprehensive Income. If we determine that an impairment of a debt security is other-than-temporary and we neither intend to sell the security nor it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, then we separate the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. We record the amount of the impairment related to the credit loss as an impairment charge in our Consolidated Statements of Comprehensive Income, and we record the amount of the impairment related to all other factors in accumulated other comprehensive income.

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2012, and 2011. Changes in interest rates subsequent to December 31, 2012, may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2012 and 2011 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amount of notes payable also approximates its fair value as the interest rate on the note payable is variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

(d)Premiums

We record premiums as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $24,000 and $77,000 at December 31, 2012, and 2011, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

(e)Policy Acquisition Costs

We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist primarily of the following three items: i) commissions paid to outside agents at the time of policy issuance; ii) policy administration fees paid to a third-party administrator at the time of policy issuance; and iii) premium tax. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy.

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

(f)Long-lived Assets

i)Property and Equipment

We classify our property and equipment, which we record at cost less accumulated depreciation and amortization, within other assets on our Consolidated Balance Sheets because the total net amount ($548,000 at December 31, 2012) is not material to our consolidated financial statements. We use the straight-line method of calculating depreciation over the estimated useful lives of the assets, which are three to five years. We also use the straight-line method to calculate amortization of leasehold improvements over the estimated useful lives of the assets or the term of the lease, whichever is shorter. We periodically review estimated useful lives and, where appropriate, we make changes prospectively. We charge maintenance and repair costs to expense as incurred.

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software related to our policy administrator and we classify these costs within other assets on our Consolidated Balance Sheets because the total amount ($553,000 at December 31, 2012) is not material to our consolidated financial statements. We expect to amortize the capitalized software costs over a six year period which coincides with the length of our contract term with our policy administrator and the amount of time we expect the software to be useful to us.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

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

(g)Unpaid Losses and Loss Adjustment Expenses

Our reserves for unpaid losses represent the estimated ultimate cost of settling all reported claims plus all claims we incurred related to insured events that have occurred as of the reporting date, but that policyholders have not yet reported to us (incurred but not reported, or IBNR).

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

On our Consolidated Balance Sheets, we report our reserves for unpaid losses gross of the amounts related to unpaid losses recoverable from reinsurers. On our Consolidated Statements of Comprehensive Income, we report losses net of amounts ceded to reinsurers. We do not discount our loss reserves for financial statement purposes.

(h)Managing General Agent Fees and Policy Fees

Our policy fees consist of the managing general agent fee and a pay-plan fee. Florida law allows managing general agents to charge policyholders a $25 fee on each policy written; we defer such fees as unearned revenue and then include them in income on a pro rata basis over the term of the underlying policies. We record our pay-plan fees, which we charge to all policyholders that pay their premium in more than one installment, as income when collected. We report all policy-related fees in other revenue on our Consolidated Statements of Comprehensive Income.

(i)Reinsurance

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no bad debt expense related to reinsurance during the years ended December 31, 2012, 2011 or 2010.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

(j)Assessments

We record guaranty fund and other insurance-related assessments imposed upon us as an expense in the period the regulatory agency imposes the assessment. To recover Florida Insurance Guaranty Association (FIGA) assessments, we calculate and begin collecting a policy surcharge that will allow us to collect the entire assessment over a 12-month period, based on our estimate of the number of policies we expect to write. We then submit an information only filing, pursuant to Florida Statute 631.57(3)(h), to the insurance regulatory authority requesting formal approval of the policy FIGA surcharge. The process may be repeated in successive 12-month periods until we collect the entire assessment. We record the recoveries as revenue in the period that we collect the cash. While current regulations allow us to recover from policyholders the amount of assessments imposed upon us, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our financial statements.

We collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. We have not received any assessments from the regulatory authorities in South Carolina, Massachusetts, Rhode Island and North Carolina.

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2012, 2011 or 2010.

(l)Advertising Costs

We expense all advertising costs when we incur those costs. For the years ended December 31, 2012, 2011 and 2010, we incurred advertising costs of $1,395,000, $1,041,000, and $783,000, respectively.

(m)Earnings Per Share

We report both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, we divide net income attributable to common shareholders by the weighted-average number of common stock shares outstanding during the period. We calculate diluted earnings per share by dividing net income attributable to common shareholders by the weighted-average number of common stock shares, common stock equivalents, and restricted shares outstanding during the period. Prior to the expiration of our warrants, we used the treasury stock method to calculate common stock equivalents.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

(n)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies

•	a geographic concentration resulting from the fact that, though we now operate in four states, we still write approximately 90% of our premium in Florida

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

With regard to our cash, we had $5,211,000 and $3,299,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2012, and December 31, 2011, respectively. For calendar years 2011 and 2012, the FDIC expanded its insurance coverage to 100% of any amount in a non-interest-bearing deposit account. As a result, the only uninsured cash amount we had as of December 31, 2012 related to our interest-bearing money market account. In 2013, the FDIC insurance limit will expire and deposits held in non-interest-bearing transaction accounts will be combined with interest-bearing accounts and insured up to $250,000.

(o)Accounting Pronouncements

On January 1, 2012, two new Accounting Standards Updates became effective: ASU No. 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which was issued in October 2010, and ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which was June 2011. The amendments in ASU No. 2010-26 addressed diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral; they clarified which costs should be deferred and which costs should be expensed when incurred. The amendments in ASU No. 2011-05 gave entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The two pronouncements did not require us to change our significant accounting policies; therefore, they did not have a material effect on our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in ASU No. 2011-12 delay the effective date of certain provisions in ASU No. 2011-05 that relate to reclassification items until such time as the Financial Accounting Standards Board has time to re-deliberate the presentation of those items. All other provisions of ASU No. 2011-05 take effect on the date originally noted in that ASU.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which finalizes Proposed ASU No. 2012-240, requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The ASU is effective prospectively for reporting periods beginning after December 15, 2012, and early adoption is permitted. We do not expect ASU No. 2013-02 to have a material impact on our consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2012, and 2011:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. government and agency securities	$95,296	$201	$289	$95,208
States, municipalities and political subdivisions	17,117	1,918	—	19,035
Public utilities	4,135	225	—	4,360
All other corporate securities	28,282	2,013	1	30,294
Redeemable preferred stocks	259	2	1	260
Total fixed maturities	145,089	4,359	291	149,157
Public utilities	316	16	6	326
All other common stocks	1,949	228	38	2,139
Nonredeemable preferred stocks	272	—	14	258
Total equity securities	2,537	244	58	2,723
Other long-term investments	300	—	—	300
Total investments	$147,926	$4,603	$349	$152,180

December 31, 2011
U.S. government and agency securities	$48,011	$219	$111	$48,119
States, municipalities and political subdivisions	17,159	1,207	—	18,366
Public utilities	7,407	296	—	7,703
All other corporate securities	43,728	2,070	145	45,653
Redeemable preferred stocks	558	—	21	537
Total fixed maturities	116,863	3,792	277	120,378
Public utilities	209	45	—	254
All other common stocks	2,598	314	43	2,869
Nonredeemable preferred stocks	477	—	19	458
Total equity securities	3,284	359	62	3,581
Other long-term investments	300	—	—	300
Total investments	$120,447	$4,151	$339	$124,259

On September 25, 2012, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership is $750,000 and is currently bifurcated between a capital contribution of $187,500 and a note receivable of $562,500 that will be utilized to fund our future capital contributions. We are not required to fund any additional amounts in excess of our initial $750,000 investment. As the limited partnership is still in the acquisition phase, the cost basis of our investment approximated its fair value at December 31, 2012.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$2,043	$28,999	$231	$21,803	$4,278	$105,637
Equity securities	279	1,907	10	65	149	2,731
Total realized gains	2,322	30,906	241	21,868	4,427	108,368
Fixed maturities	(141)	9,243	(58)	3,191	(43)	15,700
Equity securities	(21)	391	(25)	335	(38)	1,310
Total realized losses	(162)	9,634	(83)	3,526	(81)	17,010
Net realized investment gains	$2,160	$40,540	$158	$25,394	$4,346	$125,378

The table below summarizes our fixed maturities at year end by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2012
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$79,118	54.5%	$79,021	53.0%
Due after one year through five years	13,412	9.2%	13,754	9.2%
Due after five years through ten years	24,292	16.8%	26,663	17.9%
Due after ten years	28,267	19.5%	29,719	19.9%
Total	$145,089	100.0%	$149,157	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2012	2011	2010
Fixed maturities	$2,902	$2,628	$3,639
Equity securities	138	142	203
Cash, cash equivalents and short-term investments	43	19	37
Other investments	—	34	—
Net investment income	$3,083	$2,823	$3,879
Investment expenses	(142)	(140)	(147)
Net investment income, less investment expenses	$2,941	$2,683	$3,732

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. government and agency securities	13	$289	$44,174	—	$—	$—
Corporate securities	1	1	2,000	—	—	—
Redeemable preferred stocks	—	—	—	1	1	102
Total fixed maturities	14	290	46,174	1	1	102
Common stocks	16	41	620	1	3	53
Nonredeemable preferred stocks	—	—	—	2	14	258
Total equity securities	16	41	620	3	17	311
Total	30	$331	$46,794	4	$18	$413

December 31, 2011
U.S. government and agency securities	2	$90	$16,915	1	$21	$1,627
Corporate securities	3	145	3,924	—	—	—
Redeemable preferred stocks	—	—	—	4	21	537
Total fixed maturities	5	235	20,839	5	42	2,164
Common stocks	12	40	740	1	3	9
Nonredeemable preferred stocks	—	—	—	3	19	458
Total equity securities	12	40	740	4	22	467
Total	17	$275	$21,579	9	$64	$2,631
* This amount represents the actual number of discrete securities, not the number of shares of those securities. The number is not presented in thousands.

During the years ended December 31, 2012, 2011 and 2010, we recorded other-than-temporary impairment charges of $0, $31,000, and $97,000, respectively related to our equity positions. We have never recorded an OTTI charge on our debt-security investments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

The following table presents the fair value measurements of our financial instruments by level at December 31, 2012, and December 31, 2011:

December 31, 2012	Total	Level 1	Level 2
U.S. government and agency securities	$95,208	$66,710	$28,498
States, municipalities and political subdivisions	19,035	—	19,035
Corporate securities	34,654	—	34,654
Redeemable preferred stocks	260	260	—
Total fixed maturities	149,157	66,970	82,187
Common stocks	2,465	2,465	—
Nonredeemable preferred stocks	258	258	—
Total equity securities	2,723	2,723	—
Other long-term investments	300	300	—
Total investments	$152,180	$69,993	$82,187

December 31, 2011
U.S. government and agency securities	$48,119	$24,176	$23,943
States, municipalities and political subdivisions	18,366	—	18,366
Corporate securities	53,356	—	53,356
Redeemable preferred stocks	537	537	—
Total fixed maturities	120,378	24,713	95,665
Common stocks	3,123	3,123	—
Nonredeemable preferred stocks	458	458	—
Total equity securities	3,581	3,581	—
Other long-term investments	300	300	—
Total investments	$124,259	$28,594	$95,665

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

4)    EARNINGS PER SHARE

The table below reflects the diluted weighted-average number of common stock shares outstanding using the treasury stock method:

	Year Ended December 31,
	2012	2011
Weighted-average shares - basic	10,607,751	10,442,034
Effect of dilutive common stock equivalents:
Restricted stock award [1]	47,773	—
Weighted-average shares - diluted	10,655,524	10,442,034
1 Includes 86,990 shares of restricted common stock awarded on June 14, 2012. See Note 17 for additional information.

We had 7,077,375 warrants outstanding, which expired on October 4, 2011. All of the warrants outstanding were anti-dilutive during that period. Prior to their expiration, each warrant could have been exercised for one share of common stock.

The basic and diluted EPS computations are calculated as follows:

	Year Ended December 31,
	2012	2011
Basic EPS:
Net income attributable to common shareholders	$9,705,000	$8,088,000
Weighted average shares outstanding	10,607,751	10,442,034
Basic EPS	$0.91	$0.77

Diluted EPS:
Net income attributable to common shareholders	$9,705,000	$8,088,000
Weighted average shares outstanding	10,607,751	10,442,034
Weighted average dilutive shares	47,773	—
Total Weighted Average Shares	10,655,524	10,442,034
Diluted EPS	$0.91	$0.77

5)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2012	2011
Balance at January 1	$12,324	$9,342
Policy acquisition costs deferred	38,431	29,744
Amortization	(33,777)	(26,762)
Balance at December 31	$16,978	$12,324

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

6)    REINSURANCE

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

During the second quarter of 2012, we placed our reinsurance program for the 2012 hurricane season. Our program comprises six contracts which reinsures for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2012, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. For UPC Insurance, the FHCF coverage includes an estimated maximum provisional limit of 90% of $392,334,000 or $353,101,000, in excess of our retention and private reinsurance of $153,332,000, and also includes reimbursement of eligible loss adjustment expenses of 5%. The limit and retention of the FHCF coverage are subject to re-measurement based on June 30th exposure data. In addition, the FHCF's retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.

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

•
Excess - provides coverage on $45,886,000 of losses in excess of the private and FHCF reinsurance coverage and is 100% placed. The first reinstatement of coverage that runs alongside the FHCF layer is prepaid and the second and final reinstatement requires additional premium.

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

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $267,000, $377,000, and $516,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income:

	Year ended December 31,
	2012	2011	2010
Premium written:
Direct	$254,913	$199,606	$155,875
Assumed	(4)	4,200	2,762
Ceded	(113,234)	(93,418)	(86,475)
Net premium written	$141,675	$110,388	$72,162
Change in unearned premiums:
Direct	$(28,743)	$(23,666)	$(2,603)
Assumed	88	697	(727)
Ceded	8,948	2,661	(1,977)
Net decrease (increase)	$(19,707)	$(20,308)	$(5,307)
Premiums earned:
Direct	$226,170	$175,940	$153,272
Assumed	84	4,897	2,035
Ceded	(104,286)	(90,757)	(88,452)
Net premiums earned	$121,968	$90,080	$66,855
Losses and LAE incurred:
Direct	$60,248	$35,774	$60,508
Assumed	(335)	2,554	1,436
Ceded	(1,504)	533	(19,411)
Net losses and LAE incurred	$58,409	$38,861	$42,533

Ceded losses incurred increased by $2,037,000 during the year ended December 31, 2012, compared to the year ended December 31, 2011, because we ceded flood, garage, per risk and catastrophe losses in 2012 whereas our 2011 ceded incurred losses was impacted by the commutation of our 2005 FHCF contract. Additionally, the statute of limitations related to insured events occurring during the 2005 and 2004 storm years expired, so policyholders cannot report new claims as they could in the prior year, nor are policyholders reopening as many previously-closed claims as in the prior year. The losses we incurred in 2012, 2011 or 2010 related to storms that occurred in those same years but did not exceed our retained loss thresholds.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2012	2011
Unpaid losses and LAE:
Direct	$34,503	$30,501
Assumed	1,189	3,099
Gross unpaid losses and LAE	35,692	33,600
Ceded	(1,935)	(3,318)
Net unpaid losses and LAE	$33,757	$30,282
Unearned premiums:
Direct	$128,785	$100,042
Assumed	—	88
Gross unearned premiums	128,785	100,130
Ceded	(49,916)	(40,968)
Net unearned premiums	$78,869	$59,162

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2012	2011
Reinsurance recoverable on unpaid losses and LAE	$1,935	$3,318
Reinsurance recoverable on paid losses and LAE	337	1,140
Reinsurance recoverable	$2,272	$4,458

During the years ended December 31, 2012, 2011 and 2010, we realized recoveries totaling $2,753,000, $22,278,000 and $17,447,000, respectively, under our reinsurance agreements. These recoveries were primarily related to losses from Hurricane Wilma, which occurred in October 2005.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

7)    RESERVE FOR UNPAID LOSSES

We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for IBNR claims as of the balance sheet date.

The table below summarizes the activity related to our reserve for unpaid losses:

	2012	2011	2010
Balance at January 1	$33,600	$47,414	$44,112
Less: reinsurance recoverable on unpaid losses	3,318	23,814	23,447
Net balance at January 1	$30,282	$23,600	$20,665
Incurred related to:
Current year	57,739	43,019	41,527
Prior years	670	(4,158)	1,006
Total incurred	$58,409	$38,861	$42,533
Paid related to:
Current year	37,906	28,857	27,065
Prior years	17,028	3,322	12,533
Total paid	$54,934	$32,179	$39,598

Net balance at December 31	$33,757	$30,282	$23,600
Plus: reinsurance recoverable on unpaid losses	1,935	3,318	23,814
Balance at December 31	$35,692	$33,600	$47,414

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected by our losses incurred related to prior years, we had a reserve deficiency in 2012 compared to a reserve redundancy in 2011. Since we place substantial reliance on loss-development-based actuarial models when determining our estimate of ultimate losses, the deficiency in 2012 resulted from additional development on 2011 and prior accident years which caused our ultimate losses to increase whereas the redundancy we experienced in 2011 resulted from reductions to our estimate of ultimate losses because of continued favorable loss development on claims incurred in prior years.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

8)    LONG-TERM DEBT

Our long-term debt at December 31, 2012, and 2011, consisted of a note payable to the Florida State Board of Administration. As of December 31, 2012, and 2011, we owed $15,882,000 and $17,059,000, respectively, on the note and the interest rate was 1.66% and 1.99%, respectively.

At December 31, 2012, the annual maturities of our long-term debt are as follows:

Amount
2013	$1,176
2014	1,176
2015	1,176
2016	1,176
2017	1,176
Thereafter	10,002
Total debt	$15,882

We executed the 20-year, $20,000,000 note payable to the SBA under its Insurance Capital Build-Up Incentive Program, effective October 1, 2006. The stated rate for the SBA note is a rate equivalent to the 10-year U.S. Treasury Bond rate. We made quarterly interest-only payments for the first three years, then, as of October 1, 2009, we began making quarterly principal and interest payments.

The $15,882,000 note payable to Florida's State Board of Administration (SBA note) requires our insurance affiliate to maintain surplus as regards policyholders at or above a calculated level, which was $36,844,000 at December 31, 2012. We monitor our insurance affiliate's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to our insurance affiliate. We contributed $15,000,000 of capital during 2012; however, we did not contribute any capital to our insurance affiliate in 2011. We currently do not foresee a need for any material contributions of capital to our insurance affiliate; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain a 2:1 ratio of net written premium to surplus, or net writing ratio, (the SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to our insurance affiliate under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. At December 31, 2012, our net written premium to surplus ratio was 2.70:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 6.4:1, which meets the required gross ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 1.78% at the end of December. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 1.66% at December 31, 2012. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2012, we were in compliance with the covenants of the SBA note.

At December 31, 2012, and during the three and twelve months then ended, we complied with all covenants as specified in the SBA note. During the first quarter of 2011, we paid $11,000 of additional interest for violating the writing ratio covenant during the fourth quarter of 2010.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

9)    INCOME TAXES

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2012	2011	2010
Federal:
Current	$5,704	$4,864	$(843)
Deferred	(526)	(656)	423
Provision for (benefit from) Federal income tax expense	5,178	4,208	(420)

State:
Current	966	664	8
Deferred	(135)	56	(71)
Provision for (benefit from) State income tax expense	831	720	(63)
Provision for (benefit from) income taxes	$6,009	$4,928	$(483)

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2012	2011	2010
Expected income tax expense (benefit) at federal rate	$5,500	$4,425	$(479)
State tax expense (benefit), net of federal deduction benefit	547	472	(71)
Dividend received deduction	(42)	(38)	(60)
Other, net	4	69	127
Reported income tax expense (benefit)	$6,009	$4,928	$(483)

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

The table below summarizes the significant components of our net deferred tax asset:

	December 31,
	2012	2011
Deferred tax assets:
Unearned premiums	$6,478	$4,356
Assessments	636	4
Tax-related discount on loss reserve	495	726
Bad debt expense	9	30
Other-than-temporary impairment	56	105
Acquired deferred tax asset	—	172
Other	672	304
Total deferred tax assets	8,346	5,697
Deferred tax liabilities:
Unrealized gain	(1,641)	(1,471)
Deferred acquisitions costs	(6,453)	(4,285)
Capitalized software	(207)	(297)
Other	(185)	(103)
Total deferred tax liabilities	(8,486)	(6,156)
Less: valuation allowance	—	(172)
Net deferred tax liability	$(140)	$(631)

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

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2008; therefore, only the 2009 through 2012 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our federal or state income tax returns.

UPC Insurance's reinsurance affiliate, which is based in the Cayman Islands, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax on its worldwide income as if it were a U.S. corporation.

As of December 31, 2012, we have not taken any uncertain tax positions with regard to our tax returns.

10)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliate. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments.

Our insurance subsidiary is domiciled in Florida, and the laws of that state require that our insurance affiliate maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. Our statutory capital surplus was

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

$68,007,000 at December 31, 2012. State law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2012.

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

The level of required risk-based capital (RBC) is calculated and reported annually.  There are five outcomes to the RBC calculation set forth by the NAIC which are as follows:

1.	No Action Level - If RBC is greater than 200%, no further action is required.

2.
Company Action Level - If RBC is between 150% -200%, the insurer must prepare a report to the regulator outlining a comprehensive financial plan that identifies conditions that contributed to the insurer's financial condition and proposes corrective actions.

3.
Regulatory Action Level - If RBC is between 100% -150%, the state insurance commissioner is required to perform any examinations or analyses to the insurer's business and operations that he or she deems necessary as well as issuing appropriate corrective orders.

4.
Authorized Control Level - If RBC is between 70% - 100%, this is the first point that the regulator may take control of the insurer even if the insurer is still technically solvent and is in addition to all the remedies available at the higher action levels.

5.	Mandatory Control Level - If RBC is less than 70%, the regulator is required to take steps to place the insurer under its control regardless of the level of capital and surplus.

At December 31, 2012, our insurance affiliate's RBC ratio was 471%.

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. Statutory risk-based capital requirements may further restrict our insurance affiliate’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2012, and 2011.

Governmental agencies or certain quasi-governmental entities can levy assessments upon us in the states in which we write policies. See Note 2(j) for a description of how we recover assessments imposed upon us.

The table below summarizes the activity related to assessments levied upon our insurance affiliate:

	2012	2011	2010
Expected recoveries of assessments, January 1	$10	$413	$1,525
Assessments expensed	1,646	—	—
Assessments recovered	—	(403)	(1,103)
Assessments not recoverable	(10)	—	(9)
Expected recoveries of assessments, December 31	$1,646	$10	$413

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

We expense an assessment when the particular governmental agency or quasi-governmental entity levies it upon us; therefore, expected recoveries in the table above are not assets and we will record the amounts as income when collected from policyholders.

Our insurance affiliate received a mandatory assessment from the Florida Insurance Guaranty Association, Inc. (FIGA), a nonprofit corporation created by the Florida legislature. The assessment, which was approved by the Florida Office of Insurance Regulation, is equal to 0.9% of our insurance affiliate's net direct written premiums in Florida for the 2011 calendar year and is applicable to all members of FIGA's “All Other Account,” which includes our insurance affiliate.

The assessment resulted in a pre-tax charge to consolidated operations of $1,646,000 in the fourth quarter of 2012.  The mandatory assessment is expected to be fully recouped through a surcharge on our insurance affiliate's Florida policies. The Company expects it will have a positive impact on operating results over a twelve-month period beginning February 1, 2013.

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

The note payable to the SBA is considered a surplus note pursuant to statutory accounting principles. As a result, our insurance affiliate is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the insurance regulatory authority.

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

•
Statutory accounting allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the National Association of Insurance Commissioners, while they are recorded at fair value for GAAP.

•
Statutory accounting allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.

•	Statutory accounting requires that unearned premiums and loss reserves are presented net of related reinsurance rather than on a gross basis under GAAP.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

•
Statutory accounting requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over ninety days and for unsecured amounts recoverable from unauthorized reinsurers.  Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate's domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.

•
Statutory accounting requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP.

The table below reconciles our consolidated GAAP net income (loss) to the statutory net income (loss) of our insurance affiliate:

	Year Ended December 31,
	2012	2011	2010
Consolidated GAAP net income (loss)	$9,705	$8,088	$(925)
Increase (decrease) due to:
Commissions	10,438	56	(11)
Deferred income taxes	(4,262)	(1,278)	247
Deferred policy acquisition costs	(688)	(98)	(310)
Allowance for doubtful accounts	(53)	16	(309)
Assessments	1,636	(453)	(1,110)
Prepaid expenses	131	187	(275)
Premium deficiency reserve	(302)	302	—
Operations of non-statutory subsidiaries	(10,696)	(11,452)	(3,489)
Statutory net income (loss) of insurance affiliate	$5,909	$(4,632)	$(6,182)

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of our insurance affiliate:

	December 31,
	2012	2011
Consolidated GAAP stockholders’ equity	$87,986	$54,989
Increase (decrease) due to:
Deferred policy acquisition costs	(4,140)	(3,452)
Deferred income taxes	(4,661)	(295)
Investments	(2,427)	(2,145)
Non-admitted assets	(378)	(397)
Surplus debentures	15,882	17,059
Provision for reinsurance	(225)	(105)
Equity of non-statutory subsidiaries	(38,397)	(19,681)
Commissions	12,362	1,924
Allowance for doubtful accounts	343	396
Assessments	1,646	10
Prepaid expenses	(46)	(177)
Other, net	62	62
Statutory surplus as regards policyholders of insurance affiliate	$68,007	$48,188

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

On January 3, 2011, Synovus Bank voluntarily dismissed its case without prejudice against United Insurance Holdings, L.C. and UPC Insurance. We did not establish any reserves regarding this action because we were not able to predict the probable outcome of the action.

See Note 8 for information regarding commitments related to long-term debt, and Note 10 for commitments related to regulatory actions.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

12)    LEASES

We lease office space and office equipment under operating leases. In October of 2012, we renegotiated the lease for office space for our corporate headquarters. Our revised lease agreement expires in November 2017; however, we have two options to terminate the lease with 180 days of advance notice after completing twenty-four or thirty-six months of tenancy. The office equipment leases have various expiration dates. Lease expense amounted to $560,000, $508,000, and $433,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012, our minimum future lease payments under non-cancellable operating leases are:

Amount
2013	$636
2014	619
2015	676
2016	686
2017	619

13)    RELATED PARTY TRANSACTIONS

In 2003, we entered into an investment-management agreement, in effect until terminated by either party, with Synovus Trust. For the years ended December 31, 2011 and 2010, our subsidiaries incurred combined fees under the agreement of $85,000 and $101,000, respectively. Synovus Financial Corporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. On September 28, 2011, Synovus, which owned 14.9% of our common stock outstanding, sold all shares of our common stock that it owned.

In February 2010, we paid the remaining principal balance of $4,327,000 to Columbus Bank & Trust, a bank owned by Synovus. Under the loan agreement, we incurred interest of $19,000 for the year ended December 31, 2010. CB&T charged us standard industry interest rates.

On September 29, 2008, we issued notes payable to two of our former stockholders as well as a note payable to United Noteholders, LLC, which is owned in part by one of our directors and is managed by two of our other directors. All three notes are part of the note agreement we entered into on August 15, 2008, with various accredited investors. For the year ended December 31, 2010, total interest incurred related to these notes was $308,000, and total discount amortized related to these notes was $70,000. We paid these 11% merger-related notes in full on May 5, 2010, recognizing a loss on extinguishment of $726,000.

Our Chairman of the Board also serves as a director of Prime Holdings Insurance Services, Inc. On May 4, 2010, we received the final payment of $402,000 on the note receivable from Prime.

Effective March 30, 2011, our insurance affiliate purchased $2,250,000 of promissory notes offered by Hamilton Risk Management Co. (HRM), a Florida corporation engaged in the business of providing automobile insurance in Florida through its wholly-owned subsidiaries.  The interest rate on the HRM notes was two percent per annum.  All outstanding principal of and interest on the HRM notes was to be due on March 30, 2014.  In consideration for its purchase of the HRM notes, our insurance affiliate received a Class A limited partnership interest in Acadia Acquisition Partners, L.P., the parent company of Hamilton Risk Management.  One of our former directors acts as Executive Chairman of Hamilton Risk Management on an interim basis, and another of our former directors serves as one of two managers of the limited liability company that serves as general partner of Acadia Acquisition Partners.  We bifurcated the cash consideration of $2,250,000 by allocating $1,948,000 to the note receivable based on its fair value (using a discounted cash flow model) and allocating the residual amount of $302,000 to our limited partnership interest. We reduced the carrying amount of the limited partnership interest to zero by recording a charge to other expenses because our share of Acadia's losses for the second quarter of 2011 exceeded the carrying amount of the partnership interest.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

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

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our former directors, Mr. Swets, serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which was effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulated that 1347 Advisors shall provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar served as our interim CFO under the MSA until April 2, 2012, when he submitted his resignation effective concurrently with the termination of the MSA described in the final paragraph of this section. Mr. Baqar serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we paid 1347 Advisors a monthly consulting fee of $60,000 plus any reasonable expenses. For the twelve months ended December 31, 2012, and December 31, 2011, we incurred fees of $180,000 and $240,000, respectively under the MSA.

In response to a letter our insurance affiliate received from Florida's insurance regulatory authority more fully described in our Current Report on Form 8-K filed with the SEC on April 5, 2012, our management affiliate notified 1347 Advisors on April 2, 2012, of its desire to terminate the MSA. Effective April 2, 2012, our management affiliate and 1347 Advisors entered into a Termination Agreement and Release (Termination Agreement) pursuant to which the parties agreed to a mutual termination of the Management Services Agreement effective immediately.  As a result of the foregoing, our management affiliate will no longer be obligated to pay 1347 Advisors the management services fee described above.  The Termination Agreement provides that 1347 shall cooperate with our management affiliate to effect the transition of certain actuarial services to our management affiliate or another company.

On November 14, 2011, we entered into an employment and advisor agreement (the Agreement), with Mr. Cronin, our former Chief Executive Officer, which provided that Mr. Cronin would remain in his position as Chief Executive Officer until the earlier of May 1, 2012, or the appointment of his successor. While Mr. Cronin served as our CEO, Mr. Cronin would continue to receive his current base salary and benefits, which have not been adjusted from the amounts reported in our SEC filings for our 2010 fiscal year. During this period, Mr. Cronin was eligible to receive discretionary bonuses, if any, paid to senior management. After January 1, 2012, if Mr. Cronin relocated his primary residence outside the State of Florida, we would reimburse Mr. Cronin for reasonable travel expenses incurred by him to perform his duties as our CEO.

The Agreement further provided that we would retain Mr. Cronin's services as a consultant and advisor for a period of 24 months after he ceased serving as our Chief Executive Officer. Mr. Cronin would receive an amount equal to his current base salary plus benefits, as described above, as compensation for performing such services. Mr. Cronin may terminate the Agreement for any reason upon 30 days advance written notice. We may terminate the Agreement for cause upon 30 days advance written notice. The Agreement also contains provisions restricting Mr. Cronin's ability to compete with us or solicit our employees. In December 2012, we received notice that Mr. Cronin would be unable to continue serving as a consultant and advisor and as a result of the notice we recorded an accrual in the amount of $480,000 for the remaining salary and benefits owed to Mr. Cronin for the remainder of the contract term that expires in April 2014. For the twelve months ended December 31, 2012, we incurred total costs of $711,000 related to the Agreement.

14)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2012, 2011, and 2010, our contributions to the plan on behalf of the participating employees were $111,000, $97,000, and $87,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

15)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income (loss) at year end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2009	$1,804	$(696)	$1,108
Changes in net unrealized gain (loss) on investments	2,093	(807)	1,286
Reclassification adjustment for realized gains	(4,346)	1,676	(2,670)
Reclassification adjustment for recognized other-than-temporary impairments	97	(37)	60
December 31, 2010	(352)	136	(216)
Changes in net unrealized gain (loss) on investments	4,291	(1,656)	2,635
Reclassification adjustment for realized gains	(158)	61	(97)
Reclassification adjustment for recognized other-than-temporary impairments	31	(12)	19
December 31, 2011	3,812	(1,471)	2,341
Changes in net unrealized gain (loss) on investments	2,602	(1,004)	1,598
Reclassification adjustment for realized losses	(2,160)	834	(1,326)
Reclassification adjustment for recognized other-than-temporary impairments	—	—	—
December 31, 2012	$4,254	$(1,641)	$2,613

16)    STOCKHOLDERS' EQUITY

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors. Our board of directors, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of December 31, 2012, we had not issued any shares of preferred stock.

On December 18, 2012, our Board declared a $0.03 per share cash dividend. We paid the $464,000 dividend on December 31, 2012, to stockholders of record on December 28, 2012.

We closed an underwritten public offering of 5,000,000 shares of our common stock on December 14, 2012. Certain of our stockholders sold an additional 300,075 shares of our common stock in that offering. Our total net proceeds from the offering were approximately $23,947,000.

On July 20, 2012, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, $0.0001 par value per share, of the Company. The dividend was payable to the stockholders of record on August 3, 2012. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.0001 par value (Preferred Shares), of the Company, at a price of $27.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the distribution date, and will expire on July 20, 2022, unless the Rights are earlier redeemed or exchanged by us.

On June 14, 2012, John Forney began serving as our Chief Executive Officer and we awarded him 86,990 shares of restricted common stock in connection with his employment with our company. See Note 17 for additional information.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

On March 14, 2012, our Board declared a $0.05 per share cash dividend. We paid the $518,000 dividend on April 5, 2012, to stockholders of record on March 26, 2012.

On November 9, 2011, our Board declared a $0.05 per share dividend. We paid the $518,000 dividend on December 15, 2011, to shareholders of record on November 30, 2011.

On October 4, 2011, all outstanding warrants to purchase shares of our common stock expired.

On May 19, 2011, we purchased a total of 212,083 shares of our common stock at a per-share price of $2.00. Inclusive of fees and commissions, we paid a total of $431,000, or $2.03 per share.

On March 25, 2010, our Board declared a $0.05 per share dividend. We paid the $529,000 dividend on April 15, 2010, to shareholders of record on March 31, 2010.

17) STOCK-BASED COMPENSATION

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

The following table presents certain information related to non-vested shares:

	Non-Vested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	—	$—
Granted	86,990	5.25
Vested	—	—
Outstanding as of December 31, 2012	86,990	$5.25

In connection with the employment agreement for our CFO, Brad Martz, we have established a liability related to the restricted stock grant obligation. The award, which carries a minimum liability of 10% of his annual salary, or $22,500, will vest on the one year anniversary of his employment date. Therefore, at December 31, 2012, we recorded $5,000 related to this liability.

There was approximately $425,000 of unrecognized stock compensation expense related to non-vested compensation granted and expected to be granted, which we expect to recognize over the next four and half years. We have recognized $55,000 of compensation expense during the twelve months ended December 31, 2012.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2012

18)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On January 11, 2013, Raymond James, the lead underwriter on our public offering, exercised their over-allotment option to purchase 750,000 shares of our common stock and we received net proceeds of $3,631,000 from the exercise.

On January 8, 2013, our insurance affiliate assumed 15,133 policies from Citizens, representing in-force premium totaling approximately $27,348,000. We recorded approximately $16,136,000 of written premium assumed; however, the amount of written premium assumed can be affected by policyholder "opt-outs", policy endorsements and cancellations; however, under current regulations, policyholders have more limited conditions under which they can opt-out when compared to previous assumption programs. As was the case with the assumptions we conducted under the 2011 assumption agreement with Citizens, this current assumption agreement does not allow for any bonuses related to policies assumed.

On February 1, 2013, our insurance affiliate implemented a 9.5% average rate increase on all new and renewal homeowner business written in Florida.

On March 6, 2013, our Board of Directors declared a $0.03 per share quarterly cash dividend payable on March 27, 2013, to shareholders of record on March 20, 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the criteria set forth in the Internal Control-Integrated Framework, our management believes that as of December 31, 2012, our internal control over our financial reporting is effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

CODE OF CONDUCT AND ETHICS

We have adopted a code of ethics (our Code of Conduct and Ethics) that applies to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer, in accordance with applicable federal securities laws. We have filed a copy of our Code of Conduct and Ethics with the SEC (filed as Exhibit 14 to the Form S-1, Registration No. 333-143466, filed June 4, 2007). This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Conduct and Ethics will be provided without charge upon written request submitted to us via regular mail or via electronic mail to investorrelations@upcinsurance.com. We intend to post notice of any waiver from, or amendment to, any provision in our Code of Conduct and Ethics on our website at www.upcinsurance.com.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2012
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government, government agencies and authorities	$95,296	$95,208	$95,208
States, municipalities and political subdivisions	17,117	19,035	19,035
Public utilities	4,135	4,360	4,360
All other corporate bonds	28,282	30,294	30,294
Redeemable preferred stocks	259	260	260
Total fixed maturities	145,089	149,157	149,157
Common stocks:
Public utilities	316	326	326
Industrial, miscellaneous and all other	1,949	2,139	2,139
Nonredeemable preferred stocks	272	258	258
Total equity securities	2,537	2,723	2,723
Other long-term investments	300	300	300
Total investments	$147,926	$152,180	$152,180

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2012	$254,913	113,234	(4)	$141,675	—%
2011	199,606	93,418	4,200	110,388	3.8%
2010	155,875	86,475	2,762	72,162	3.8%

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Liability
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2012	$77	16	(69)	$24
2011	61	16	—	77
2010	370	42	(351)	61

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description
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

4.1
Specimen Common Stock Certificate (included as exhibit 4.2 to Amendment No. 1 to Post-Effective Amendment No. 1 on Form S-3 (Registration No. 333-150327), filed on December 23, 2008, and incorporated herein by reference).

4.2
Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein (included as exhibit 10.4 to the Form 8K, filed October 12, 2007, and incorporated herein by reference).

4.3
Rights Agreement, dated as of July 20, 2012, between United Insurance Holdings Corp and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a summary of the terms of the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Shares (included as Exhibit 4.1 to the Form 8-A filed July 23, 2012, and incorporated herein by reference.).

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

10.5
Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Management, L.C., Skyway Claims Services, LLC, United Property & Casualty Insurance Company, and UPC Re dated July 1, 2012 (filed as exhibit 10.11 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

10.6
Promissory Note dated March 30, 2011, issued by HRM Acquisition Corp. to United Property and Casualty Insurance Company (included as exhibit 10.1 to the Form 10-Q, filed May 11, 2011, and incorporated herein by reference).

10.7
Note Purchase Agreement dated March 30, 2011, between HRM Acquisition Corp. and United Property and Casualty Insurance Company (included as exhibit 10.2 to the Form 10-Q, filed May 11, 2011, and incorporated herein by reference).

10.8
Agreement of Limited Partnership dated March 30, 2011, between Acadia GP, LLC (in its capacity as a general partner of Acadia Acquisition Partners, L.P.) and limited partners (including United Property and Casualty Insurance Company) (included as exhibit 10.3 to the Form 10-Q, filed May 11, 2011, and incorporated herein by reference).

10.9
PR-M Non-Bonus Assumption Agreement dated March 3, 2011 between Citizens Property Insurance Corporation and United Property and Casualty Insurance Company (included as exhibit 10.4 to the Form 10-Q, filed May 11, 2011, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description
10.10
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

10.12
Form of Combined Coverage Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2012 (included as Exhibit 10.3 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.13
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and various Reinsurance Companies, effective June 1, 2012 (included as Exhibit 10.4 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.14
Form of Reinstatement Premium Protection Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2012 (included as Exhibit 10.5 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.15
Form of Multi-Line Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2012 (included as Exhibit 10.6 to the Form 8-K filed on June 26, 2012, and incorporated herein by reference).

10.16
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

10.18 (a)
Management Services Agreement between United Insurance Management, L.C. and 1347 Advisors, LLC, effective August 29, 2011 (included as exhibit 10.1 to the Form 10-Q, filed November 9, 2011, and incorporated herein by reference).

.
10.19 (a)
Continuing Employment and Senior Advisor Agreement between United Insurance Holdings Corp. and Don Cronin effective November 1, 2011 (included as exhibit 10.19 to the Form 10-K, filed March 13, 2012, and incorporated herein by reference).

10.20 (a)
Termination Agreement and Release, dated as of April 2, 2012, between 1347 Advisors LLC, and United Insurance Management, L.C. (included as exhibit 10.1 to the Form 8-K filed on April 4, 2012, and incorporated herein by reference).

10.21 (a)
Employment Agreement between United Insurance Holdings Corp. and Mr. John Forney, dated June 8, 2012 (included as Exhibit 10.1 to the Form 8-K, filed June 12, 2012, and incorporated herein by reference).

10.22 (a)
First Amendment to Employment Agreement between United Insurance Holdings Corp. and Mr. John Forney, dated June 12, 2012 (included as Exhibit 10.2 to the Form 8-K filed on June 12, 2012, and incorporated herein by reference).

10.23 (a)
Restricted Stock Award Agreement, dated September 14, 2012, by and between United Insurance Holdings Corp. and John Forney (included as Exhibit 10.1 to the Form 8-K, filed September 14, 2012, and incorporated herein by reference).

10.24	Form of Indemnification Agreement between United Insurance Holdings Corp. and its Directors (included as Exhibit 10.1 to the Form 8-K, filed October 10, 2012, and incorporated herein by reference).

10.25 (a)
Employment Agreement, dated November 5, 2012, between United Insurance Management, L.C. and John Langowski (filed as Exhibit 10.1 to the Form 8-KA filed on November 8, 2012, and incorporated herein by reference).

10.26 (a)
Employment Agreement between United Insurance Holdings Corp. and Mr. B. Bradford Martz, dated October 31, 2012 and effective October 1, 2012 (filed as Exhibit 10.1 to the Form 8-KA filed on November 6, 2012, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

14.1	Code of Conduct and Ethics (included as exhibit 14 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of McGladrey LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(a) Indicates management contract or compensatory plan

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	March 6, 2013	By:	/s/ John L. Forney
		Name:	John L. Forney
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

/s/ John L. Forney John L. Forney	Chief Executive Officer (principal executive officer)	March 6, 2013

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer (principal financial and accounting officer)	March 6, 2013

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board	March 6, 2013

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 6, 2013

/s/ William H. Hood, III William H. Hood, III	Director	March 6, 2013

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Director	March 6, 2013

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 6, 2013