Form 10-Q
period 2013-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2013-05-08
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Commission File Number 000-52833
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 8, 2013; 16,198,839 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of March 31, 2013, and for the three months ended March 31, 2013 (Form 10-Q) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation;

•	the regulatory, economic and weather conditions present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost of reinsurance;

•	assessments charged by various governmental agencies;

•	pricing competition and other initiatives by competitors;

•	our ability to attract and retain the services of senior management;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	our exposure to catastrophic events and severe weather conditions;

•	downgrades in our financial strength ratings; and

•	other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item IA in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “RISK FACTORS” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $185,173 and $145,089, respectively)	$189,267	$149,157
Equity securities (adjusted cost of $3,457 and $2,537, respectively)	3,999	2,723
Other long-term investments	300	300
Total investments	$193,566	$152,180
Cash and cash equivalents	64,906	71,205
Accrued investment income	868	760
Premiums receivable, net of allowances for credit losses of $30 and $24, respectively	19,428	17,154
Reinsurance recoverable on paid and unpaid losses	2,660	2,272
Prepaid reinsurance premiums	24,080	49,916
Deferred policy acquisition costs	18,480	16,978
Other assets	3,795	3,149
Total Assets	$327,783	$313,614
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$37,584	$35,692
Unearned premiums	146,655	128,785
Reinsurance payable	669	26,063
Other liabilities	31,585	19,206
Notes payable	15,588	15,882
Total Liabilities	$232,081	$225,628
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 16,410,922 and 15,660,922 issued; 16,198,839 and 15,448,839 outstanding for 2013 and 2012, respectively	2	2
Additional paid-in capital	27,695	24,076
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	2,845	2,613
Retained earnings	65,591	61,726
Total Stockholders' Equity	$95,702	$87,986
Total Liabilities and Stockholders' Equity	$327,783	$313,614

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Gross premiums written	$87,746	$57,996
Increase in gross unearned premiums	(17,870)	(7,320)
Gross premiums earned	69,876	50,676
Ceded premiums earned	(27,579)	(22,886)
Net premiums earned	42,297	27,790
Net investment income	724	747
Net realized gains (losses)	(12)	81
Other revenue	1,161	885
Total revenue	44,170	29,503
EXPENSES:
Losses and loss adjustment expenses	20,547	9,482
Policy acquisition costs	11,283	8,253
Operating expenses	2,059	1,433
General and administrative expenses	3,124	2,793
Interest expense	73	83
Total expenses	37,086	22,044
Income before other income	7,084	7,459
Other income	—	24
Income before income taxes	7,084	7,483
Provision for income taxes	2,733	2,735
Net income (loss)	$4,351	$4,748
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain on investments	369	634
Reclassification adjustment for net realized investment (gains) losses	12	(81)
Income tax expense related to items of other comprehensive income	(149)	(213)
Total comprehensive income	$4,583	$5,088

Weighted average shares outstanding
Basic	16,028,516	10,361,849
Diluted	16,115,506	10,361,849

Earnings per share
Basic	$0.27	$0.46
Diluted	$0.27	$0.46

Dividends declared per share	$0.03	$0.05

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$4,351	$4,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	397	323
Net realized gains	12	(81)
Provision for uncollectible premiums/over and short	10	3
Deferred income taxes, net	(238)	(220)
Stock based compensation	28	—
Changes in operating assets and liabilities:
Accrued investment income	(108)	61
Premiums receivable	(2,284)	(3,048)
Reinsurance recoverable on paid and unpaid losses	(388)	703
Prepaid reinsurance premiums	25,836	21,237
Deferred policy acquisition costs, net	(1,502)	(1,221)
Other assets	(728)	(100)
Unpaid losses and loss adjustment expenses	1,892	(1,804)
Unearned premiums	17,870	7,320
Reinsurance payable	(25,394)	(16,234)
Other liabilities	12,379	7,381
Net cash provided by operating activities	$32,133	$19,068
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	53,938	3,773
Purchases of investments available for sale	(95,182)	(5,599)
Net cash used in investing activities	$(41,244)	$(1,826)
FINANCING ACTIVITIES
Repayments of borrowings	(294)	(294)
Dividends	(485)	(518)
Bank overdrafts	—	185
Proceeds from issuance of common stock	3,591	—
Net cash provided by (used in) financing activities	$2,812	$(627)
Increase (decrease) in cash	(6,299)	16,615
Cash and cash equivalents at beginning of period	71,205	41,639
Cash and cash equivalents at end of period	$64,906	$58,254

Supplemental Cash Flows Information
Interest paid	$69	$82
Income taxes paid	$1,028	$1,258
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

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

Our primary product is homeowners' insurance, which we currently offer in Florida, Massachusetts, North Carolina, Rhode Island and South Carolina under authorization from the insurance regulatory authorities in each state. In April 2013, we were authorized to write property and casualty lines in New Jersey and Texas. Our insurance affiliate has also applied to insurance regulatory authorities in five additional states to write property and casualty lines.

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

We prepared the accompanying unaudited Consolidated Balance Sheet as of March 31, 2013, with the audited Consolidated Balance Sheet amounts as of December 31, 2012, presented for comparative purposes, and the related unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Consolidated Balance Sheet as of March 31, 2013, our Consolidated Statements of Comprehensive Income and our Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2012 Form 10-K.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which finalizes Proposed ASU No. 2012-240, requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The ASU is effective prospectively for reporting periods beginning after December 15, 2012, and early adoption is permitted. This ASU No. 2013-02 did not have a material impact on our consolidated financial statements.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2013, and December 31, 2012, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

None

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2013, and December 31, 2012:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. government and agency securities	$88,356	$188	$259	$88,285
States, municipalities and political subdivisions	23,021	2,125	22	25,124
Public utilities	5,132	233	—	5,365
All other corporate securities	68,438	1,974	147	70,265
Redeemable preferred stocks	226	2	—	228
Total fixed maturities	$185,173	$4,522	$428	$189,267
Public utilities	316	46	—	362
All other common stocks	2,869	515	11	3,373
Nonredeemable preferred stocks	272	—	8	264
Total equity securities	$3,457	$561	$19	$3,999
Other long-term investments	300	—	—	300
Total investments	$188,930	$5,083	$447	$193,566

December 31, 2012
U.S. government and agency securities	$95,296	$201	$289	$95,208
States, municipalities and political subdivisions	17,117	1,918	—	19,035
Public utilities	4,135	225	—	4,360
All other corporate securities	28,282	2,013	1	30,294
Redeemable preferred stocks	259	2	1	260
Total fixed maturities	$145,089	$4,359	$291	$149,157
Public utilities	316	16	6	326
All other common stocks	1,949	228	38	2,139
Nonredeemable preferred stocks	272	—	14	258
Total equity securities	$2,537	$244	$58	$2,723
Other long-term investments	300	—	—	300
Total investments	$147,926	$4,603	$349	$152,180

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

On September 25, 2012, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership of $750,000, has been reduced by two liquidity distributions of $7,000. At March 31, 2013, the cost basis of our investment approximated its fair value of $743,000. Our investment in the partnership is currently bifurcated between a capital contribution of $375,000 and a note receivable of $368,000 that will be utilized to fund our future required contributions. We are not required to fund any additional amounts in excess of our initial $750,000 investment.

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three-month periods ended March 31, 2013, and 2012:

	2013		2012
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$24	$12,000	$—	$—
Realized gains on equity securities	18	105	90	737
Total realized gains	$42	$12,105	$90	$737
Fixed maturities	(54)	16,996	—	—
Realized losses on equity securities	—	—	(9)	153
Total realized losses	$(54)	$16,996	$(9)	$153
Net realized investment gains (losses)	$(12)	$29,101	$81	$890

We realized $(12,000) of net investment losses during the three months ended March 31, 2013, compared to $81,000 of net investment gains during the three months ended March 31, 2012.

The table below summarizes our fixed maturities at March 31, 2013, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2013
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$37,583	20.3%	$37,450	19.8%
Due after one year through five years	82,382	44.5	82,919	43.8
Due after five years through ten years	33,534	18.1	35,533	18.8
Due after ten years	31,674	17.1	33,365	17.6
Total	$185,173	100.0%	$189,267	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2013	2012
Fixed maturities	$674	$679
Equity securities	33	34
Cash, cash equivalents and short-term investments	10	23
Other investments	7	11
Net investment income	$724	$747
Investment expenses	(78)	(71)
Net investment income, less investment expenses	$646	$676

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. government and agency securities	16	$259	$37,774	—	$—	$—
States, municipalities and political subdivisions	5	22	4,892	—	—	—
Corporate securities	29	147	33,842	—	—	—
Redeemable preferred stocks	—	—	—	1	—	102
Total fixed maturities	50	$428	$76,508	1	$—	$102
All other common stocks	3	8	145	2	3	211
Nonredeemable preferred stocks	—	—	—	2	8	264
Total equity securities	3	$8	$145	4	$11	$475
Total	53	$436	$76,653	5	$11	$577

December 31, 2012
U.S. government and agency securities	13	$289	$44,174	—	$—	$—
Corporate securities	1	1	2,000	—	—	—
Redeemable preferred stocks	—	—	—	1	1	102
Total fixed maturities	14	$290	$46,174	1	$1	$102
Common stocks	16	41	620	1	3	53
Nonredeemable preferred stocks	—	—	—	2	14	258
Total equity securities	16	$41	$620	3	$17	$311
Total	30	$331	$46,794	4	$18	$413

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

we own had near-term prospects that indicated we could recover our cost basis, and we also have the ability and the intent to hold these securities until their value equals or exceeds their cost.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2013, and December 31, 2012:

	Total	Level 1	Level 2
March 31, 2013
U.S. government and agency securities	$88,285	$24,651	$63,634
States, municipalities and political subdivisions	25,124	—	25,124
Public utilities	5,365	—	5,365
Corporate securities	70,265	—	70,265
Redeemable preferred stocks	228	228	—
Total fixed maturities	$189,267	$24,879	$164,388
Public utilities	362	362	—
Common stocks	3,373	3,373	—
Nonredeemable preferred stocks	264	264	—
Total equity securities	$3,999	$3,999	$—
Other long-term investments	300	300	—
Total investments	$193,566	$29,178	$164,388

December 31, 2012
U.S. government and agency securities	$95,208	$66,710	$28,498
States, municipalities and political subdivisions	19,035	—	19,035
Corporate securities	34,654	—	34,654
Redeemable preferred stocks	260	260	—
Total fixed maturities	$149,157	$66,970	$82,187
Common stocks	2,465	2,465	—
Nonredeemable preferred stocks	258	258	—
Total equity securities	$2,723	$2,723	$—
Other long-term investments	300	300	—
Total investments	$152,180	$69,993	$82,187

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
March 31, 2013

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

We do not hold any investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the three months ended March 31, 2013.

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

4)    EARNINGS PER SHARE

The table below reflects the diluted weighted-average number of common stock shares outstanding using the treasury stock method:

	Three Months Ended March 31,
	2013	2012
Weighted-average shares - basic	16,028,516	10,361,849
Effect of dilutive common stock equivalents:
Restricted stock award [1]	86,990	—
Weighted-average shares - diluted	16,115,506	10,361,849

1 Includes 86,990 shares of restricted common stock awarded on June 14, 2012. See Note 12 for additional information.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

The basic and diluted EPS computations are calculated as follows:

	Three Months Ended March 31,
	2013	2012
Basic EPS:
Net income attributable to common shareholders	$4,351	$4,748
Weighted average shares outstanding	16,028,516	10,361,849
Basic EPS	$0.27	$0.46

Diluted EPS:
Net income attributable to common shareholders	$4,351	$4,748
Weighted average shares outstanding	16,028,516	10,361,849
Weighted average dilutive shares	86,990	—
Total Weighted Average Shares	16,115,506	10,361,849
Diluted EPS	$0.27	$0.46

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

We made no changes to the terms of our current agreements as we disclosed those terms in our 2012 Form 10-K.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $80,000 and $97,000, for the three-month periods ended March 31, 2013 and 2012, respectively.

We realized recoveries under our reinsurance agreements totaling $193,000 and $725,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

6)    LONG-TERM DEBT

Our long-term debt at March 31, 2013, consisted of a note payable to the Florida State Board of Administration. At March 31, 2013, and December 31, 2012, we owed $15,588,000 and $15,882,000, respectively, on the note and the interest rate was 1.73% and 1.66%, respectively. All other terms and conditions of the note remain as described in our 2012 Form 10-K.

The $15,588,000 note payable to Florida's State Board of Administration (SBA note) requires our insurance affiliate to maintain surplus as regards policyholders at or above a calculated level, which was $35,520,000 at March 31, 2013. We monitor our insurance affiliate's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to our insurance affiliate. During the three-month periods ended March 31, 2013 and 2012, we did not contribute any capital to our insurance affiliate. We currently do not foresee a need for any material contributions of capital to our insurance affiliate; however, any future contributions of capital will depend on circumstances at the time.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

Our SBA note requires that we maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, (the SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to our insurance affiliate under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. At March 31, 2013, our net written premium to surplus ratio was 3.1:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 7.2:1, which meets the required ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 1.87% at the end of March. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 1.73%. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2013, we were in compliance with the covenants of the SBA note.

At March 31, 2013, and during the three months then ended, we complied with all covenants as specified in the SBA note.

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

8)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliate. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At March 31, 2013, and during the three months then ended, our insurance affiliate met all regulatory requirements of the states in which it operates, and it did not incur any assessments during that same three-month period.

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

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. Statutory risk-based capital requirements may further restrict our insurance affiliate's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

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

•
Statutory accounting dictates how much of a deferred income tax asset that we can admit and requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Our insurance affiliate recorded statutory net income of $220,000 and $85,000 for the three-month periods ended March 31, 2013, and 2012, respectively. Since our insurance affiliate is domiciled in Florida, it remains subject to the laws of that state, one of which requires that our insurance affiliate maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At March 31, 2013, and December 31, 2012, our insurance affiliate's surplus as regards policyholders was $69,292,000 and $68,007,000, respectively.

9)    RELATED PARTY TRANSACTIONS

Effective March 30, 2011, our insurance affiliate purchased $2,250,000 of promissory notes offered by Hamilton Risk Management Co., a Florida corporation engaged in the business of providing automobile insurance in Florida through its wholly-owned subsidiaries.  The interest rate on the HRM note was two percent per annum.  All outstanding principal of and interest on the HRM notes was to be due on March 30, 2014.  In consideration for its purchase of the HRM notes, our insurance affiliate received a Class A limited partnership interest in Acadia Acquisition Partners, L.P., the parent company of Hamilton

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

Risk Management.  One of our former directors acts as Executive Chairman of Hamilton Risk Management on an interim basis, and another of our former directors serves as one of two managers of the limited liability company that serves as general partner of Acadia Acquisition Partners.  We bifurcated the cash consideration of $2,250,000 by allocating $1,948,000 to the note receivable based on its fair value (using a discounted cash flow model) and allocating the residual amount of $302,000 to our limited partnership interest. We reduced the carrying amount of the limited partnership interest to zero by recording a charge to other expenses because our share of Acadia's losses for the second quarter of 2011 exceeded the carrying amount of the partnership interest.

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

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our former directors serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which was effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulated that 1347 Advisors was to provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar served as our interim CFO under the MSA until April 2, 2012, when he submitted his resignation effective concurrently with the termination of the MSA described in the final paragraph of this section. Mr. Baqar serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we paid 1347 Advisors a monthly consulting fee of $60,000 plus any reasonable expenses. For the three months ended March 31, 2012, we incurred fees of $180,000 under the MSA.

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

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2012	$4,254	$(1,641)	$2,613
Changes in net unrealized gain (loss) on investments	369	(144)	225
Reclassification adjustment for realized gains	12	(5)	7
March 31, 2013	$4,635	$(1,790)	$2,845

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

11)    STOCKHOLDERS' EQUITY

On March 6, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on March 27, 2013, to shareholders of record on March 20, 2013.

On January 11, 2013, Raymond James, the lead underwriter on our public offering, exercised their over-allotment option to purchase 750,000 shares of our common stock and we received net proceeds less underwriting expenses of $3,591,000 from the exercise.

On December 18, 2012, our Board declared a $0.03 per share cash dividend. We paid the $464,000 dividend on December 31, 2012, to stockholders of record on December 28, 2012.

On December 14, 2012, we closed an underwritten public offering of 5,000,000 shares of our common stock. Certain of our stockholders sold an additional 300,075 shares of our common stock in that offering. Our total net proceeds from the offering were approximately $23,947,000.

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

The following table presents certain information related to non-vested shares:

	Three Months Ended March 31, 2013
	Non-Vested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	86,990	$5.25
Granted	—	—
Vested	—	—
Outstanding as of March 31, 2013	86,990	$5.25

In connection with the employment agreement for our CFO, Brad Martz, we have established a liability related to the restricted stock grant obligation. The award, which carries a minimum liability of 10% of his annual salary, or $22,500, will vest on the one year anniversary of his employment date. We have recorded $6,000 of compensation expense related to this liability during the three months ended March 31, 2013.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

There was approximately $384,000 of unrecognized stock compensation expense related to non-vested compensation granted, which we expect to recognize over the next five years. We have recognized $23,000 of compensation expense during the three months ended March 31, 2013 .

13)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

In April 2013, we became licensed to write policies in New Jersey and Texas.

On May 7, 2013, our Board declared a $0.03 per share quarterly cash dividend payable on June 14, 2013, to shareholders of record on May 31, 2013.

No additional events required disclosure.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

OUR BUSINESS

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies. Its business is conducted principally through four wholly-owned subsidiaries: United Property & Casualty Insurance Company (our insurance affiliate), United Insurance Management, L.C. (UIM), Skyway Claims Services, LLC (SCS) and UPC Re. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our company.

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, North Carolina, South Carolina, Massachusetts, and Rhode Island and were recently licensed to write in New Jersey and Texas. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricane and other tropical storm events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of UPC Insurance. This discussion should be read in conjunction with the consolidated financial states and related notes found under Part II. Item 8 of our 2012 Form 10-K.

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

•	For Investments: credit quality, maximizing total return, investment income, cash flows, realized gains and losses, unrealized gains and loses, asset diversification, and portfolio duration; and

•	For Financial Condition: liquidity, reserve strength, financial strength, ratings, operating leverage, book value per share, capital preservation, return on investment, and return on equity.

Recent Events

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

UNITED INSURANCE HOLDINGS CORP.

2013 Highlights

•
Consolidated net income was $4,351,000 for the three months ended March 31, 2013, compared to $4,748,000 for March 31, 2012. Net income per diluted share was $0.27 in March 31, 2013, compared to $0.46 in March 31, 2012.

•
Our combined ratio (calculated as operating expenses plus other income (expenses) less interest expense relative to net premiums earned) was 87.5% in March 31, 2013, compared to 79.0% in March 31, 2012.

•	Total revenues were $44,170,000 in March 31, 2013, compared to $29,503,000 in March 31, 2012.

•	Investment and cash holdings were $258,472,000 at March 31, 2013, compared to $223,385,000 at December 31, 2012.

•	Investment income was $724,000 in March 31, 2013, compared to $747,000 in March 31, 2012.

•	Realized losses were $(12,000) in March 31, 2013, compared to gains of $81,000 in March 31, 2012 .

•
Book value per diluted share (ratio of shareholders' equity to total shares outstanding and dilutive potential shares outstanding) was $5.91 at March 31, 2013, a 4% increase from $5.70 at December 31, 2012.

•	Return on average equity for the three months ended March 31, 2013, was 13.7% compared to 22.1% at March 31, 2012.

•	Policies in-force were 157,235 at March 31, 2013, a 46% increase from 107,700 at March 31, 2012.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

($ in thousands)	Three Months Ended March 31,
	2013	2012
REVENUE:
Gross premiums written	$87,746	$57,996
Increase in gross unearned premiums	(17,870)	(7,320)
Gross premiums earned	69,876	50,676
Ceded premiums earned	(27,579)	(22,886)
Net premiums earned	42,297	27,790
Net investment income	724	747
Net realized gains (losses)	(12)	81
Other-than-temporary impairments	—	—
Other revenue	1,161	885
Total revenue	44,170	29,503
EXPENSES:
Losses and loss adjustment expenses	20,547	9,482
Policy acquisition costs	11,283	8,253
Operating expenses	2,059	1,433
General and administrative expenses	3,124	2,793
Interest expense	73	83
Total expenses	37,086	22,044
Income before other income	7,084	7,459
Other income	—	24
Income before income taxes	7,084	7,483
Provision for income taxes	2,733	2,735
Net income	$4,351	$4,748
Net income per diluted share	$0.27	$0.46
Book value per share	$5.91	$5.75
Return on average equity	13.7%	22.1%
Loss ratio, net[1]	48.6%	34.1%
Expense ratio[2]	38.9%	44.9%
Combined ratio (CR)[3]	87.5%	79.0%
Effect of current year catastrophe losses on CR	(4.3)%	—%
Effect of prior year development from lines in run-off on CR	(2.0)%	(0.1)%
Effect of prior year development on CR	(2.0)%	0.8%
Underlying combined ratio[4]	79.2%	79.7%
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

UNITED INSURANCE HOLDINGS CORP.

Combined ratio excluding the effects of current year catastrophe losses, prior year development from lines in run-off and prior year development (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between four GAAP operating ratios: the combined ratio, the effect of current year catastrophe losses on the combined ratio, the effect of development from lines in run-off and prior year development on the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses, losses from lines in run-off and prior year development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development from lines in run-off is caused by caused by unexpected development from our commercial auto product that is no longer offered by the Company. Prior year development is caused by unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

Net Loss and LAE excluding the effects of current year catastrophe losses, prior year development on lines in run-off and reserve development (underlying Loss and LAE) is a non-GAAP measure which is computed as the difference between loss and LAE, current year catastrophe losses and prior year reserve development. We use underlying loss and LAE figures to analyze our loss trends that may be impacted by current year catastrophe losses and prior year development on our reserves. As discussed previously, these three items can have a significant impact on our loss trend in a given period. The most direct comparable GAAP measure is net loss and LAE. The underlying loss and LAE measure should not be considered a substitute for net losses and LAE and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2013, we reassessed our critical accounting policies and estimates as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K); we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the notes to unaudited consolidated financial statements for a discussion of recent accounting standards that may affect us.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2013 COMPARED TO DECEMBER 31, 2012

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2012 Form 10-K.

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

UNITED INSURANCE HOLDINGS CORP.

An outside asset management company, which has authority and discretion to buy and sell securities for us, manages our investments subject to (i) the guidelines established by our Board of Directors, and (ii) the direction of management. We direct our asset manager to make changes and to hold, buy or sell securities in our portfolio.

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $258,472,000 at March 31, 2013.

The following table summarizes our investments, by type:

	March 31, 2013		December 31, 2012
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$88,285	45.6%	$95,208	62.6%
States, municipalities and political subdivisions	25,124	13.0%	19,035	12.5%
Corporate securities	75,630	39.1%	34,654	22.8%
Redeemable preferred stocks	228	0.1%	260	0.2%
Total fixed maturities	189,267	97.8%	149,157	98.1%
Common stocks	3,735	1.9%	2,465	1.6%
Nonredeemable preferred stocks	264	0.1%	258	0.2%
Total equity securities	3,999	2.0%	2,723	1.8%
Other long-term investments	300	0.2%	300	0.1%
Total investments	$193,566	100.0%	$152,180	100.0%

We classify all of our investments as available-for-sale. Our investments at March 31, 2013, and December 31, 2012, consisted mainly of U.S. government and agency securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. Most of the corporate bonds we held reflected a similar diversification. At March 31, 2013, approximately 84% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 16% were corporate bonds rated “BBB”.

At March 31, 2013, we had four equity securities that were in a loss position for a period of twelve months of longer that reflected unrealized losses of $11,000. We had one fixed maturity that was also in a loss position, but the amount was immaterial. We currently have no plans to sell these five securities, and we expect to fully recover our cost basis. We reviewed these securities and determined that we did not need to record impairment charges at March 31, 2013.

Reinsurance Payable

Our prepaid reinsurance premiums decreased from the amount at December 31, 2012 as a result of our amortization of reinsurance premiums during the three-month period ended March, 31, 2013. Also, we paid the final installment on the 2012-2013 reinsurance contracts, resulting in the decrease to reinsurance payable. See Note 5 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

Revenue

Revenues for the quarter ended March 31, 2013, increased $14,667,000, or 50%, to $44,170,000, from $29,503,000 for the quarter ended March 31, 2012. The increase in revenues primarily resulted from a $14,507,000, or 52%, increase in net premiums earned. The growth in net premiums earned for the quarter was driven by continued growth in new business production in Florida and other states. Our gross written premiums increased $29,750,000, or 51%, to $87,746,000 in Q1 2013, from $57,996,000 in Q1 2012 because we wrote approximately 10,000 more new and renewal policies in Florida and other states compared to 2012 as we expanded our business in Florida and in other states and we assumed 15,133 policies from Citizens Property Insurance Corporation in January. Our quarter-over-quarter growth in written premiums and new and renewal policies by state are shown below:

States	2013 GWP	2012 GWP	Growth
Florida	$79,675	$53,781	$25,894
South Carolina	5,022	3,352	1,670
Massachusetts	1,783	784	999
Rhode Island	1,266	79	1,187
Total	$87,746	$57,996	$29,750

States	2013 Policies*	2012 Policies*	Growth
Florida	48,131	29,055	19,076
South Carolina	3,227	2,237	990
Massachusetts	1,282	566	716
Rhode Island	1,170	62	1,108
Total	53,810	31,920	21,890
* Includes homeowner and dwelling fire policies only

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies, as we commence operations in New Jersey in the current year and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the quarter ended March 31, 2013, increased $15,042,000, or 68%, primarily due to increased losses. Losses and loss adjustment expenses increased to $20,547,000 for the three months ended March 31, 2013, from $9,482,000 during the quarter ended March 31, 2012. The increase during the quarter was due to several factors including increased policy counts as evidenced by the increase in gross premiums earned, catastrophe losses incurred from a severe winter storm in Massachusetts in February 2013 and a severe thunderstorm that struck Orlando in March 2013, prior year development incurred on our commercial auto line that is currently in run-off, and development on catastrophe and non-catastrophe losses related to prior accident years as shown in the table below:

	Three months ended March 31,
	2013	2012	Change
Net Loss and LAE	$20,547	$9,482	$11,065
% of Gross earned premiums	29.4%	18.7%	10.7 pts
% of Net earned premiums	48.6%	34.1%	14.5 pts
Less:
Current year catastrophe losses	$1,818	$—	$1,818
Prior year development from lines in run-off	860	24	836
Prior year reserve development (favorable)	858	(215)	1,073
Underlying loss and LAE*	$17,011	$9,673	$7,338
% of Gross earned premiums	24.4%	19.1%	5.3 pts
% of Net earned premiums	40.3%	34.8%	5.5 pts

Policy acquisition costs	$11,283	$8,253	$3,030
Operating and underwriting	2,059	1,433	626
General and administrative	3,124	2,793	331
Total Operating Expenses	$16,466	$12,479	$3,987
% of Gross earned premiums	23.6%	24.6%	-1.0 pts
% of Net earned premiums	38.9%	44.9%	-6.0 pts

Combined Ratio - as % of gross earned premiums	53.0%	43.3%	9.7 pts
Underlying Combined Ratio - as % of gross earned premiums	48.0%	43.7%	4.3 pts

Combined Ratio - as % of net earned premiums	87.5%	79.0%	8.5 pts
Underlying Combined Ratio - as % of net earned premiums	79.2%	79.7%	-0.5 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

The Company incurred $3,508,000 in fire losses compared to fire losses of $960,000 in the first quarter of 2012. The Company also incurred sinkhole losses of approximately $1,289,000 in the first quarter of 2013, compared to sinkhole losses of $446,000 in the first quarter of 2012. These two perils account for 6.3 points of the 5.5 point increase in UPC Insurance's net underlying loss & LAE ratio.

Policy acquisition costs increased $3,030,000, or 37%, primarily due to the 38% increase in gross premiums earned. These costs vary directly with premiums earned and as a percentage of gross premiums earned, were down slightly from 16.3% in Q1 2012 to 16.1% in Q1 2013.

Operating costs increased $626,000, or 44%, due to increases in home inspection costs, underwriting reports, marketing costs, rent expense, computer services and licenses and fees. The increase in all of these areas was primarily driven by the Company's growth and expansion into new states.

General and administrative expenses have increased $331,000, or 12%, due to an increase in salaries and related expenses to support the Company's growth.

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

Operating Activities

During the three months ended March 31, 2013, our operations generated cash of $32,133,000, compared to generating $19,068,000 during the same period in 2012. The most significant operating inflows and outflows that occurred in 2013 and 2012 are shown in the table below:

	For the three months ended March 31,
	2013	2012	Variance
Inflows
Premiums collected	$79,401	$60,134	$19,267
Assumed premiums	16,136	—	16,136
Reimbursement for paid losses	193	725	(532)

Outflows
Reinsurance payments	$(24,629)	$(14,449)	$(10,180)
Claim payments	(19,481)	(11,732)	(7,749)
Operating expense payments	(9,291)	(6,928)	(2,363)
Agents' commission payments	(7,309)	(5,459)	(1,850)
Income tax deposits	(1,028)	(1,258)	230

Premiums collections increased due to the increased writings we have experienced in first quarter of 2013 compared to the same period of 2012. Reimbursement for paid losses decreased because the number of open catastrophe claims continues to decrease resulting in smaller reimbursements from our reinsurers. In 2013 we assumed policies from Citizens Property Insurance Corporation whereas we did not assume any policies in 2012. Reinsurance payments increased because we purchased more reinsurance coverage for our current contract than we purchased under our previous contract. Claim payments increased primarily due to the increase in exposures and payments on claims from current and prior accident years. Operating expenses and agents' commission payments increased due to the overall growth in the business in 2013.

Investing Activities

During the three months ended March 31, 2013, our investing activities used $41,244,000 of cash compared to using $1,826,000 of cash in the same period of the prior year, primarily because we purchased approximately $89,583,000 more securities during the first three months of 2013, a result of our reinvestment of the proceeds from the offering in December 2012, as well as a portion of the excess cash provided by operations.

UNITED INSURANCE HOLDINGS CORP.

Financing Activities

During the three months ended March 31, 2013, our financing activities provided cash of $2,812,000 compared to using $627,000 for the three months ended March 31, 2012. The increase in cash provided by financing activities relates to the exercise of the over-allotment option, by Raymond James, as discussed below.

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

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires our insurance affiliate to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At March 31, 2013, our insurance affiliate's surplus as regards policyholders was $69,292,000, exceeding the minimum requirements. Florida law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at March 31, 2013.

On March 6, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on March 27, 2013, to shareholders of record on March 20, 2013.

On January 11, 2013, Raymond James, the lead underwriter on our public offering, exercised their over-allotment option to purchase 750,000 shares of our common stock and we received net proceeds of $3,591,000 from the exercise.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2013, we had no off-balance-sheet arrangements.

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

During the fiscal quarter ended March 31, 2013, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A (Risk Factors) of our 2012 Form 10-K sets forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended March 31, 2013, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At March 31, 2013, we were in compliance with these requirements.

Repurchases. During the three months ended March 31, 2013, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description

10.1	Assumption Agreement between Citizens and United Property & Casualty Insurance Company, effective November 20, 2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

May 8, 2013	By:	/s/ John L. Forney
John L. Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

May 8, 2013	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)