Form 10-Q
period 2013-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2013-08-08
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Commission File Number 000-52833
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 8, 2013; 16,202,739 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of June 30, 2013, and for the three and six months ended June 30, 2013 (Form 10-Q) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation;

•	the regulatory, economic and weather conditions present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost of reinsurance;

•	assessments charged by various governmental agencies;

•	pricing competition and other initiatives by competitors;

•	our ability to attract and retain the services of senior management;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	our exposure to catastrophic events and severe weather conditions;

•	downgrades in our financial strength ratings; and

•	other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $231,970 and $145,089, respectively)	$231,493	$149,157
Equity securities (adjusted cost of $9,654 and $2,537, respectively)	10,170	2,723
Other long-term investments	300	300
Total investments	$241,963	$152,180
Cash and cash equivalents	50,815	71,205
Accrued investment income	1,521	760
Premiums receivable, net of allowances for credit losses of $37 and $24, respectively	29,695	17,154
Reinsurance recoverable on paid and unpaid losses	1,873	2,272
Prepaid reinsurance premiums	112,297	49,916
Deferred policy acquisition costs	25,914	16,978
Other assets	3,061	3,149
Total Assets	$467,139	$313,614
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$38,234	$35,692
Unearned premiums	175,057	128,785
Reinsurance payable	114,067	26,063
Other liabilities	27,555	19,206
Notes payable	15,294	15,882
Total Liabilities	$370,207	$225,628
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 16,414,822 and 15,660,922 issued; 16,202,739 and 15,448,839 outstanding for 2013 and 2012, respectively	2	2
Additional paid-in capital	27,723	24,076
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	24	2,613
Retained earnings	69,614	61,726
Total Stockholders' Equity	$96,932	$87,986
Total Liabilities and Stockholders' Equity	$467,139	$313,614

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Gross premiums written	$103,303	$77,928	191,049	135,924
Increase in gross unearned premiums	(28,403)	(23,479)	(46,273)	(30,799)
Gross premiums earned	74,900	54,449	144,776	105,125
Ceded premiums earned	(28,929)	(24,727)	(56,508)	(47,613)
Net premiums earned	45,971	29,722	88,268	57,512
Net investment income	831	777	1,555	1,524
Net realized gains (losses)	(149)	37	(161)	118
Other revenue	1,999	1,028	3,160	1,913
Total revenue	48,652	31,564	92,822	61,067
EXPENSES:
Losses and loss adjustment expenses	23,007	12,969	43,554	22,451
Policy acquisition costs	12,169	8,878	23,452	17,131
Operating expenses	2,620	1,757	4,679	3,190
General and administrative expenses	3,530	2,300	6,654	5,093
Interest expense	80	129	153	212
Total expenses	41,406	26,033	78,492	48,077
Income before other expenses	7,246	5,531	14,330	12,990
Other expenses	—	(293)	—	(269)
Income before income taxes	7,246	5,238	14,330	12,721
Provision for income taxes	2,737	2,247	5,470	4,982
Net income	$4,509	$2,991	$8,860	$7,739
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(4,745)	966	(4,376)	1,600
Reclassification adjustment for net realized investment (gains) losses	149	(37)	161	(118)
Income tax benefit (expense) related to items of other comprehensive income	1,775	(359)	1,626	(572)
Total comprehensive income	$1,688	$3,561	$6,271	$8,649

Weighted average shares outstanding
Basic	16,115,099	10,361,849	16,072,047	10,361,849
Diluted	16,199,489	10,361,849	16,157,729	10,361,849

Earnings per share
Basic	$0.28	$0.29	$0.55	$0.75
Diluted	$0.28	$0.29	$0.55	$0.75

Dividends declared per share	$0.03	$—	$0.06	$0.05

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$8,860	$7,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	897	641
Net realized gains	161	(118)
Provision for uncollectible premiums/over and short	24	16
Deferred income taxes, net	1,976	323
Stock based compensation	56	—
Changes in operating assets and liabilities:
Accrued investment income	(761)	3
Premiums receivable	(12,565)	(6,749)
Reinsurance recoverable on paid and unpaid losses	399	988
Prepaid reinsurance premiums	(62,381)	(62,866)
Deferred policy acquisition costs, net	(8,936)	(4,455)
Other assets	(612)	(389)
Unpaid losses and loss adjustment expenses	2,542	(450)
Unearned premiums	46,273	30,799
Reinsurance payable	88,004	89,692
Other liabilities	6,372	(1,914)
Net cash provided by operating activities	$70,309	$53,260
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	82,895	25,527
Purchases of investments available for sale	(177,601)	(27,333)
Net cash used in investing activities	$(94,706)	$(1,806)
FINANCING ACTIVITIES
Repayments of borrowings	(588)	(588)
Dividends	(972)	(518)
Bank overdrafts	1,976	143
Proceeds from issuance of common stock	3,591	—
Net cash provided by (used in) financing activities	$4,007	$(963)
Increase (decrease) in cash	(20,390)	50,491
Cash and cash equivalents at beginning of period	71,205	41,639
Cash and cash equivalents at end of period	$50,815	$92,130

Supplemental Cash Flows Information
Interest paid	$142	$175
Income taxes paid	$7,008	$6,482
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

Our primary product is homeowners' insurance, which we currently offer in Florida, Massachusetts, North Carolina, Rhode Island and South Carolina under authorization from the insurance regulatory authorities in each state. In April 2013, we were authorized to write property and casualty lines in New Hampshire, New Jersey and Texas. Our insurance affiliate has also applied to insurance regulatory authorities in four additional states to write property and casualty lines.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (GAAP). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, reinsurance recoverable, deferred policy acquisition costs, and investments. Except for the captions on our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Comprehensive Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

We prepared the accompanying unaudited Consolidated Balance Sheet as of June 30, 2013, with the audited Consolidated Balance Sheet amounts as of December 31, 2012, presented for comparative purposes, and the related unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of June 30, 2013, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2013, and December 31, 2012, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe they would have an impact on the operations or reporting of the Company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2013, and December 31, 2012:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
U.S. government and agency securities	$66,473	$17	$560	$65,930
States, municipalities and political subdivisions	45,810	1,169	414	46,565
Public utilities	9,643	160	72	9,731
Other corporate securities	110,044	773	1,550	109,267
Total fixed maturities	$231,970	$2,119	$2,596	$231,493
Public utilities	656	27	2	681
Other common stocks	8,726	617	114	9,229
Nonredeemable preferred stocks	272	—	12	260
Total equity securities	$9,654	$644	$128	$10,170
Other long-term investments	300	—	—	300
Total investments	$241,924	$2,763	$2,724	$241,963

December 31, 2012
U.S. government and agency securities	$95,296	$201	$289	$95,208
States, municipalities and political subdivisions	17,117	1,918	—	19,035
Public utilities	4,135	225	—	4,360
Other corporate securities	28,282	2,013	1	30,294
Redeemable preferred stocks	259	2	1	260
Total fixed maturities	$145,089	$4,359	$291	$149,157
Public utilities	316	16	6	326
Other common stocks	1,949	228	38	2,139
Nonredeemable preferred stocks	272	—	14	258
Total equity securities	$2,537	$244	$58	$2,723
Other long-term investments	300	—	—	300
Total investments	$147,926	$4,603	$349	$152,180

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

On September 25, 2012, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership of $750,000, has been reduced by two return of capital liquidity distributions totaling $7,000. At June 30, 2013, the cost basis of our investment approximated its fair value of $743,000. Our investment in the partnership is currently bifurcated between a note receivable of $375,000 and a capital contribution of $368,000 that will be utilized to fund our future required contributions. We are not required to fund any additional amounts in excess of our initial $750,000 investment.

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three- and six-month periods ended June 30, 2013, and 2012:

	2013		2012
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$4	$2,127	$156	$4,016
Realized gains on equity securities	13	50	29	150
Total realized gains	$17	$2,177	$185	$4,166
Fixed maturities	(164)	21,651	(141)	9,243
Realized losses on equity securities	(2)	28	(7)	38
Total realized losses	$(166)	$21,679	$(148)	$9,281
Net realized investment gains (losses)	$(149)	$23,856	$37	$13,447

Six Months Ended June 30,
Fixed maturities	$28	$14,127	$156	$4,274
Realized gains on equity securities	31	155	119	887
Total realized gains	$59	$14,282	$275	$5,161
Fixed maturities	(218)	38,647	(141)	9,243
Realized losses on equity securities	(2)	28	(16)	191
Total realized losses	$(220)	$38,675	$(157)	$9,434
Net realized investment gains (losses)	$(161)	$52,957	$118	$14,595

We realized $(149,000) and $(161,000) of net investment losses during the three and six months ended June 30, 2013, respectively, compared to $37,000 and $118,000 of net investment gains during the three and six months ended June 30, 2012, respectively.

The table below summarizes our fixed maturities at June 30, 2013, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2013
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$19,292	8.3%	$19,319	8.4%
Due after one year through five years	122,489	52.8	122,040	52.7
Due after five years through ten years	58,574	25.3	58,112	25.1
Due after ten years	31,615	13.6	32,022	13.8
Total	$231,970	100.0%	$231,493	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities	$769	$737	$1,443	$1,445
Equity securities	48	36	81	70
Cash, cash equivalents and short-term investments	10	4	20	9
Other investments	4	—	11	—
Net investment income	$831	$777	$1,555	$1,524
Investment expenses	(41)	(23)	(119)	(94)
Net investment income, less investment expenses	$790	$754	$1,436	$1,430

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
June 30, 2013
U.S. government and agency securities	32	$560	$46,611	—	$—	$—
States, municipalities and political subdivisions	24	414	28,300	—	—	—
Public utilities	4	72	4,353	—	—	—
Corporate securities	61	1,550	71,515	—	—	—
Total fixed maturities	121	$2,596	$150,779	—	$—	$—
Public utilities	5	2	221	—	—	—
All other common stocks	37	114	3,784	—	—	—
Nonredeemable preferred stocks	—	—	—	2	12	260
Total equity securities	42	$116	$4,005	2	$12	$260
Total	163	$2,712	$154,784	2	$12	$260

December 31, 2012
U.S. government and agency securities	13	$289	$44,174	—	$—	$—
Corporate securities	1	1	2,000	—	—	—
Redeemable preferred stocks	—	—	—	1	1	102
Total fixed maturities	14	$290	$46,174	1	$1	$102
Common stocks	16	41	620	1	3	53
Nonredeemable preferred stocks	—	—	—	2	14	258
Total equity securities	16	$41	$620	3	$17	$311
Total	30	$331	$46,794	4	$18	$413

* This amount represents the actual number of discrete securities, not the number of shares of those securities. The numbers are not presented in thousands.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2013, and December 31, 2012:

	Total	Level 1	Level 2
June 30, 2013
U.S. government and agency securities	$65,930	$—	$65,930
States, municipalities and political subdivisions	46,565	—	46,565
Public utilities	9,731	—	9,731
Corporate securities	109,267	—	109,267
Total fixed maturities	$231,493	$—	$231,493
Public utilities	681	681	—
Common stocks	9,229	9,229	—
Nonredeemable preferred stocks	260	260	—
Total equity securities	$10,170	$10,170	$—
Other long-term investments	300	300	—
Total investments	$241,963	$10,470	$231,493

December 31, 2012
U.S. government and agency securities	$95,208	$66,710	$28,498
States, municipalities and political subdivisions	19,035	—	19,035
Public utilities	4,360	—	4,360
Corporate securities	30,294	—	30,294
Redeemable preferred stocks	260	260	—
Total fixed maturities	$149,157	$66,970	$82,187
Public utilities	325	325	—
Common stocks	2,140	2,140	—
Nonredeemable preferred stocks	258	258	—
Total equity securities	$2,723	$2,723	$—
Other long-term investments	300	300	—
Total investments	$152,180	$69,993	$82,187

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

We do not hold any investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the three months ended June 30, 2013.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

4)    EARNINGS PER SHARE

The table below reflects the diluted weighted-average number of common stock shares outstanding using the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average shares - basic	16,115,099	10,361,849	16,072,047	10,361,849
Effect of dilutive common stock equivalents:
Weighted-average restricted stock awards [1]	84,390	—	85,682	—
Weighted-average shares - diluted	16,199,489	10,361,849	16,157,729	10,361,849

1 Includes 86,990 shares of restricted common stock awarded to John Forney on June 14, 2012, 17,398 of which vested on June 14, 2013, and 3,900 shares of restricted common stock awarded on April 1, 2013 to Bradford Martz. See Note 12 for additional information.

The basic and diluted EPS computations are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic EPS:
Net income attributable to common shareholders	$4,509	$2,991	$8,860	$7,739
Weighted-average shares outstanding	16,115,099	10,361,849	16,072,047	10,361,849
Basic EPS	$0.28	$0.29	$0.55	$0.75

Diluted EPS:
Net income attributable to common shareholders	$4,509	$2,991	$8,860	$7,739
Weighted-average shares outstanding	16,115,099	10,361,849	16,072,047	10,361,849
Weighted-average dilutive shares	84,390	—	85,682	—
Total weighted-average dilutive shares	16,199,489	10,361,849	16,157,729	10,361,849
Diluted EPS	$0.28	$0.29	$0.55	$0.75

5)    REINSURANCE

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. We define "catastrophe" as an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes. The nature and level of catastrophes in any period cannot be reliably predicted.

Our program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

During the second quarter of 2013, we placed our reinsurance program for the 2013 hurricane season. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2013, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. For UPC Insurance, the FHCF coverage includes an estimated maximum provisional limit of 90% of $490,600,000 or $441,540,000, in excess of our retention and private reinsurance of $360,060,000, and also includes reimbursement of eligible loss adjustment expenses of 5%. The limit and retention of the FHCF coverage are subject to re-measurement based on June 30th exposure data. In addition, the FHCF's retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.

In addition to FHCF coverage, we purchase private reinsurance below, alongside, and above the FHCF layer. The contracts comprising our program are described below:

•
Below FHCF - provides coverage on $167,200,000 of losses in excess of $20,000,000 and is 100% placed. The first reinstatement of limits is prepaid and the second and final reinstatement requires additional premium.

•	Mandatory FHCF - provides 90% of $490,600,000 excess of $187,200,000 with no reinstatement limits.

•	Excess - provides coverage on $172,860,000 of losses in excess of the private and FHCF reinsurance coverage and is 100% placed.

Catastrophe losses by the size of the event are shown in the following table.

		2013			2012
		Number of Events	Incurred Loss and LAE (5)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (5)	Combined Ratio Impact
Three Months Ended June 30,
Size of catastrophe loss
$ 1 million to $5 million	(1)	—	—	—%	1	1,155	3.9%
Less than $1 million	(2)	3	1,777	3.9%	—	—	—%
Total		3	1,777	3.9%	1	1,155	3.9%

Six Months Ended June 30,
Size of catastrophe loss
$ 1 million to $5 million	(3)	1	1,900	2.2%	1	1,155	2.0%
Less than $1 million	(4)	2	1,695	1.9%	—	—	—%
Total		3	3,595	4.1%	1	1,155	2.0%
Note: A storm can be in one loss size for the quarter and a different loss size for the year dependent upon the losses paid for that particular storm during the specified time frame.
(1) Reflects losses from Tropical Storm Debby in 2012.
(2) Reflects losses from Winterstorm Nemo, the Orlando weather event in March and Tropical Storm Andrea in June 2013.
(3) Reflects losses from Winterstorm Nemo in 2013 and Tropical Storm Debby in 2012.
(4) Reflects losses from the Orlando weather event and Tropical Storm Andrea in 2013.
(5) Incurred loss and LAE is equal to losses and LAE paid plus the change in incurred but not reported reserves.

We realized recoveries under our reinsurance agreements totaling $3,033,000 and $838,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and $3,226,000 and $1,563,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

Our non-catastrophe reinsurance agreement provides excess-of-loss coverage for losses arising out of property business up to $500,000 in excess of $500,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property-only business, excluding catastrophes, three reinstatements of the full coverage amount is included at no additional premium. The non-catastrophe reinsurance agreement expires on December 31, 2013. The Company intends to renegotiate a new contract that will run for the calendar year, beginning January 1, 2014.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $188,000 and $144,000, for the three-month periods ended June 30, 2013 and 2012, respectively, and $268,000 and $241,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

6)    LONG-TERM DEBT

Our long-term debt at June 30, 2013, consisted of a note payable to the Florida State Board of Administration. At June 30, 2013, and December 31, 2012, we owed $15,294,000 and $15,882,000, respectively, on the note and the interest rate was 1.87% and 1.66%, respectively. All other terms and conditions of the note remain as described in our 2012 Form 10-K.

The $15,294,000 note payable to Florida's State Board of Administration (SBA note) requires our insurance affiliate to maintain surplus as regards policyholders at or above a calculated level, which was $33,328,000 at June 30, 2013. We monitor our insurance affiliate's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to our insurance affiliate. During the three-and six-month periods ended June 30, 2013 and 2012, we did not contribute any capital to our insurance affiliate. We currently do not foresee a need for any material contributions of capital to our insurance affiliate; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, (the SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to our insurance affiliate under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. At June 30, 2013, our net written premium to surplus ratio was 3.1:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 7.8:1, which meets the required ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.52% at the end of June. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 1.87%. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2013, we were in compliance with the covenants of the SBA note.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

8)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliate. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At June 30, 2013, and during the three and six months then ended, our insurance affiliate met all regulatory requirements of the states in which it operates, and it did not incur any assessments during that same three- and six-month period.

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

•
Statutory accounting allows certain investments to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the National Association of Insurance Commissioners, while they are recorded at fair value for GAAP.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

•
Statutory accounting dictates how much of a deferred income tax asset that we can admit and requires an additional admissibility test outlined in Statements on Statutory Accounting Principles No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three-month periods ended June 30, 2013, and 2012, our insurance affiliate recorded statutory net income of $410,000 and $88,000, respectively, and $630,000 and $174,000 for the six-month periods ended June 30, 2013, and 2012, respectively. Since our insurance affiliate is domiciled in Florida, it remains subject to the laws of that state, one of which requires that our insurance affiliate maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At June 30, 2013, and December 31, 2012, our insurance affiliate's surplus as regards policyholders was $70,954,000 and $68,007,000, respectively.

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

During the second quarter ended June 30, 2012, it came to our attention that Hamilton Risk Management breached a covenant contained in the Note Purchase Agreement, by reason of Kingsway Amigo Insurance Company's Surplus falling below $13,000,000. On July 17, 2012, we notified HRM of the breach and requested that HRM remedy the breach. On July 20, 2012, our Board of Directors unanimously agreed to enter into negotiations with HRM to settle the outstanding note receivable and to terminate our partnership interest in Acadia Acquisition Partners, L.P. We settled the total outstanding note receivable and the partnership interest at an amount equal to $1,750,000 and received the funds from HRM on August 13, 2012. We recorded a $316,000 impairment on the note receivable in June to reflect the difference between the carrying amount and the proposed settlement amount, which was recorded in other expenses on the Consolidated Statement of Comprehensive Income.

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our former directors serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which was effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulated that 1347 Advisors was to provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar served as our interim CFO under the MSA until April 2, 2012, when he submitted his resignation effective concurrently with the termination of the MSA described in the final paragraph of this section. Mr. Baqar serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we paid 1347 Advisors a monthly consulting fee of $60,000 plus any reasonable

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

expenses. For the three and six months ended June 30, 2012, we incurred fees of $0 and $180,000, respectively under the MSA.

In response to a letter our insurance affiliate received from Florida's insurance regulatory authority more fully described in our Current Report on Form 8-K filed with the SEC on April 5, 2012, our management affiliate notified 1347 Advisors on April 2, 2012, of its desire to terminate the MSA. Effective April 2, 2012, our management affiliate and 1347 Advisors entered into a Termination Agreement and Release (Termination Agreement) pursuant to which the parties agreed to a mutual termination of the MSA effective immediately.  As a result of the foregoing, our management affiliate is no longer obligated to pay 1347 Advisors the management services fee described above.

10)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2012	$4,254	$(1,641)	$2,613
Changes in net unrealized gain (loss) on investments	(4,376)	1,688	(2,688)
Reclassification adjustment for realized gains	161	(62)	99
June 30, 2013	$39	$(15)	$24

11)    STOCKHOLDERS' EQUITY

On May 7, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on June 14, 2013, to shareholders of record on May 31, 2013.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

On March 14, 2012, our Board declared a $0.05 per share cash dividend. Our transfer agent paid the $518,000 dividend on April 5, 2012 to stockholders of record on March 26, 2012.

12) STOCK-BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - “Compensation - Stock Compensation.”

On June 14, 2012, John Forney began serving as our Chief Executive Officer and we awarded him 86,990 shares of restricted common stock in connection with his employment with our company. The restricted shares will vest in equal parts on each anniversary of Mr. Forney's commencement as CEO ending on the fifth anniversary of this date, provided that Mr. Forney is continuously employed by our company from June 14, 2012, through June 14, 2017. On June 14, 2013, 17,398 of Mr. Forney's restricted shares vested.

During the second quarter of 2013, our Chief Financial Officer, Brad Martz, finalized his restricted stock agreement and we awarded him 3,900 shares of restricted common stock. The restricted shares will vest on the one year anniversary of the effective date of the agreement, April 1, 2014.

The following table presents certain information related to shares awarded and vested:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	86,990	$5.25
Granted	3,900	5.77
Vested	17,398	5.25
Outstanding as of June 30, 2013	73,492	$5.28

There was approximately $367,000 of unrecognized stock compensation expense related to non-vested compensation granted, which we expect to recognize over the next four years. We have recognized $28,000 and $56,000 of compensation expense during the three and six months ended June 30, 2013, respectfully.

13)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On August 7, 2013, our Board declared a $0.03 per share quarterly cash dividend, payable on September 13, 2013, to shareholders of record on August 30, 2013.

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

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, North Carolina, South Carolina, Massachusetts, and Rhode Island and were recently licensed to write in New Hampshire, New Jersey and Texas. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricane and other tropical storm events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of UPC Insurance. This discussion should be read in conjunction with the consolidated financial statements and related notes found under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

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

Recent Events

On August 7, 2013, our Board declared a $0.03 per share quarterly cash dividend, payable on September 13, 2013, to shareholders of record on August 30, 2013.

UNITED INSURANCE HOLDINGS CORP.

2013 Highlights

•
Consolidated net income was $4,509,000 for the three months ended June 30, 2013, compared to $2,991,000 for the three months ended June 30, 2012. Net income per diluted share was $0.28 for the three months ended June 30, 2013, compared to $0.29 for the three months ended June 30, 2012.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 89.8% for the three months ended June 30, 2013, compared to 87.1% for the three months ended June 30, 2012.

•	Total revenues were $48,652,000 for the three months ended June 30, 2013, compared to $31,564,000 for the three months ended June 30, 2012.

•	Investment and cash holdings were $292,778,000 at June 30, 2013, compared to $223,385,000 at December 31, 2012.

•	Investment income was $831,000 for the three months ended June 30, 2013, compared to $777,000 for the three months ended June 30, 2012.

•	Realized losses were $(149,000) for the three months ended June 30, 2013, compared to gains of $37,000 for the three months ended June 30, 2012.

•
Book value per diluted share (ratio of shareholders' equity to total shares outstanding and dilutive potential shares outstanding) was $5.98 at June 30, 2013, a 4.9% increase from $5.70 at December 31, 2012.

•	Return on average equity for the six months ended June 30, 2013 was 14.7% compared to 26.6% for the six months ended June 30, 2012.

•	Policies in-force were 168,075 for the six months ended June 30, 2013, a 50% increase from 111,876 for the six months ended June 30, 2012.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Gross premiums written	$103,303	$77,928	$191,049	$135,924
Increase in gross unearned premiums	(28,403)	(23,479)	(46,273)	(30,799)
Gross premiums earned	74,900	54,449	144,776	105,125
Ceded premiums earned	(28,929)	(24,727)	(56,508)	(47,613)
Net premiums earned	45,971	29,722	88,268	57,512
Net investment income	831	777	1,555	1,524
Net realized gains (losses)	(149)	37	(161)	118
Other revenue	1,999	1,028	3,160	1,913
Total revenue	48,652	31,564	92,822	61,067
EXPENSES:
Losses and loss adjustment expenses	23,007	12,969	43,554	22,451
Policy acquisition costs	12,169	8,878	23,452	17,131
Operating expenses	2,620	1,757	4,679	3,190
General and administrative expenses	3,530	2,300	6,654	5,093
Interest expense	80	129	153	212
Total expenses	41,406	26,033	78,492	48,077
Income before other income	7,246	5,531	14,330	12,990
Other income	—	(293)	—	(269)
Income before income taxes	7,246	5,238	14,330	12,721
Provision for income taxes	2,737	2,247	5,470	4,982
Net income	$4,509	$2,991	$8,860	$7,739
Net income per diluted share	$0.28	$0.29	$0.55	$0.75
Book value per share			$5.98	$6.09
Return on average equity			14.7%	26.6%
Loss ratio, net[1]	50.0%	43.6%	49.3%	39.0%
Expense ratio[2]	39.8%	43.5%	39.4%	44.2%
Combined ratio (CR)[3]	89.8%	87.1%	88.7%	83.2%
Effect of current year catastrophe losses on CR	3.9%	3.9%	4.1%	2.0%
Effect of prior year development from lines in run-off on CR	—%	0.1%	1.0%	0.1%
Effect of prior year (favorable) development on CR	3.9%	(5.2)%	3.0%	(3.1)%
Underlying combined ratio[4]	82.0%	88.3%	80.6%	84.2%
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

UNITED INSURANCE HOLDINGS CORP.

Book value per share increased from $5.70 at December 31, 2012, to $5.98 at June 30, 2013. The increase in the Company's book value per share was reduced by the change in accumulated other comprehensive income as shown in the table below.

($ in thousands, except for per share data)	June 30,	December 31,
	2013	2012
Book Value per Common Share
Numerator:
Common shareholders' equity	$96,932	$87,986
Denominator:
Total Shares Outstanding	16,202,739	15,448,839
Book Value Per Common Share	$5.98	$5.70
Book Value per Common Share, Excluding the Impact of Accumulated Other Comprehensive Income
Numerator:
Common shareholders' equity	$96,932	$87,986
Accumulated other comprehensive income	24	2,613
Shareholders' Equity, excluding AOCI	$96,908	$85,373
Denominator:
Total Shares Outstanding	16,202,739	15,448,839
Underlying Book Value Per Common Share*	$5.98	$5.53
* Underlying book value per common share is a non-GAAP financial measure and is reconciled above to book value per common share, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this press release is in the "Definitions of Non-GAAP Measures" section of this document.

Definitions of Non-GAAP Measures

We believe that investors' understanding of UPC Insurance's performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Combined ratio excluding the effects of current year catastrophe losses, prior year development from lines in run-off and prior year development (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between four GAAP operating ratios: the combined ratio, the effect of current year catastrophe losses on the combined ratio, the effect of development from lines in run-off and prior year development on the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses, losses from lines in run-off and prior year development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development from lines in run-off is caused by unexpected development from our commercial auto product that is no longer offered by the Company. Prior year development is unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

UNITED INSURANCE HOLDINGS CORP.

Book value per common share, excluding the impact of accumulated other comprehensive income, is a ratio that uses a non-GAAP measure. It is calculated by dividing common shareholders' equity after excluding accumulated other comprehensive income by total common shares outstanding plus dilutive potential common shares outstanding. We use the trend in book value per common share, excluding the impact of accumulated other comprehensive income, in conjunction with book value per common share to identify and analyze the change in net worth attributable to management efforts between periods. We believe the non-GAAP ratio is useful to investors because it eliminates the effect of interest rates that can fluctuate significantly from period to period and are generally driven by economic developments, primarily capital market conditions, the magnitude and timing of which are generally not influenced by management, and we believe it enhances understanding and comparability of performance by highlighting underlying business activity and profitability drivers. We note that book value per common share, excluding the impact of accumulated other comprehensive income, is a measure commonly used by insurance investors as a valuation technique. Book value per common share is the most directly comparable GAAP measure. Book value per common share, excluding the impact of accumulated other comprehensive income, should not be considered a substitute for book value per common share, and does not reflect the recorded net worth of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2013, we reassessed our critical accounting policies and estimates as disclosed within our 2012 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the notes to unaudited consolidated financial statements for a discussion of recent accounting standards that may affect us.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2013 COMPARED TO DECEMBER 31, 2012

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $292,778,000 at June 30, 2013.

UNITED INSURANCE HOLDINGS CORP.

The following table summarizes our investments, by type:

	June 30, 2013		December 31, 2012
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$65,930	27.3%	$95,208	62.6%
States, municipalities and political subdivisions	46,565	19.2%	19,035	12.5%
Corporate securities	118,998	49.2%	34,654	22.8%
Redeemable preferred stocks	—	—%	260	0.2%
Total fixed maturities	231,493	95.7%	149,157	98.1%
Common stocks	9,910	4.1%	2,465	1.6%
Nonredeemable preferred stocks	260	0.1%	258	0.2%
Total equity securities	10,170	4.2%	2,723	1.8%
Other long-term investments	300	0.1%	300	0.1%
Total investments	$241,963	100.0%	$152,180	100.0%

We classify all of our investments as available-for-sale. Our investments at June 30, 2013, and December 31, 2012, consisted mainly of U.S. government and agency securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. Most of the corporate bonds we held reflected a similar diversification. At June 30, 2013, approximately 84% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 16% were corporate bonds rated “BBB”.

At June 30, 2013, gross unrealized losses, on securities that were in a gross unrealized losses position of less than twelve months, increased approximately $2,381,000 relative to December 31, 2012.  This increase in gross unrealized losses can mainly be attributed to an increasing interest rate environment during the period, which impacted the fair value of our fixed maturity securities. We had two equity securities that were in a loss position for a period of twelve months or longer that reflected unrealized losses of $12,000. We currently have no plans to sell these two equity securities, and we expect to fully recover our cost basis. We had no fixed maturities that were in an unrealized loss position for twelve months or longer. We reviewed all of our securities and determined that we did not need to record any impairment charges at June 30, 2013.

Reinsurance Payable

On June 1, 2013, we placed our reinsurance program for the 2013 hurricane season. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2013, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. For UPC Insurance, the FHCF coverage includes an estimated maximum provisional limit of 90% of $490,600,000 or $441,540,000, in excess of our retention and private reinsurance of $360,060,000, and also includes reimbursement of eligible loss adjustment expenses of 5%. The limit and retention of the FHCF coverage are subject to re-measurement based on June 30th exposure data. In addition, the FHCF's retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.

In addition to FHCF coverage, we purchase private reinsurance below, alongside, and above the FHCF layer. The contracts comprising our program are described below:

•
Below FHCF - provides coverage on $167,200,000 of losses in excess of $20,000,000 and is 100% placed. The first reinstatement of limits is prepaid and the second and final reinstatement requires additional premium.

•	Mandatory FHCF - provides 90% of $490,600,000 excess of $187,200,000 with no reinstatement limits.

•	Excess - provides coverage on $172,860,000 of losses in excess of the private and FHCF reinsurance coverage and is 100% placed.

UNITED INSURANCE HOLDINGS CORP.

See Note 5 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

Revenue

Revenues for the quarter ended June 30, 2013 increased $17,088,000, or 54%, to $48,652,000, from $31,564,000 for the quarter ended June 30, 2012. The increase in revenues primarily resulted from a $16,249,000, or 55%, increase in net premiums earned. The growth in net premiums earned for the quarter was driven by continued growth in new business production in Florida and other states. Our gross written premiums increased $25,375,000, or 33%, to $103,303,000 in the quarter ended June 30, 2013, from $77,928,000 in the quarter ended June 30, 2012 because we wrote approximately 14,000 more new and renewal policies in Florida and other states compared to 2012. Our quarter-over-quarter growth in written premiums and new and renewal policies by state are shown below:

States	2013 GWP	2012 GWP	Growth
Florida	$89,248	$70,784	$18,464
South Carolina	6,825	4,323	2,502
Massachusetts	3,569	1,778	1,791
Rhode Island	3,322	1,043	2,279
North Carolina	339	—	339
Total	$103,303	$77,928	$25,375

States	2013 Policies*	2012 Policies*	Growth
Florida	45,161	36,344	8,817
South Carolina	4,364	2,854	1,510
Massachusetts	2,488	1,293	1,195
Rhode Island	3,016	935	2,081
North Carolina	263	—	263
Total	55,292	41,426	13,866
* Includes homeowner and dwelling fire policies only

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies, as we commence operations in New Hampshire, New Jersey and Texas in the current year and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the quarter ended June 30, 2013 increased $15,373,000, or 59%, primarily due to increased losses. Losses and loss adjustment expenses increased to $23,007,000 for the quarter ended June 30, 2013, from $12,969,000 during the quarter ended June 30, 2012. The increase during the quarter was due to several factors including increased policy counts as evidenced by the increase in gross premiums earned, catastrophe losses incurred from winter storm Nemo in Massachusetts in February, a severe thunderstorm that struck Orlando in March and Tropical Storm Andrea in June, prior year development incurred on our commercial auto line that is currently in run-off, and development on catastrophe and non-catastrophe losses related to prior accident years as shown in the table below:

	Three Months Ended June 30,
	2013	2012	Change
Net Loss and LAE	$23,007	$12,969	$10,038
% of Gross earned premiums	30.7%	23.8%	6.9 pts
% of Net earned premiums	50.0%	43.6%	6.4 pts
Less:
Current year catastrophe losses	$1,777	$1,155	$622
Prior year development from lines in run-off	—	15	(15)
Prior year reserve development (favorable)	1,796	(1,545)	3,341
Underlying loss and LAE*	$19,434	$13,344	$6,090
% of Gross earned premiums	25.9%	24.5%	1.4 pts
% of Net earned premiums	42.2%	44.8%	-2.6 pts

Policy acquisition costs	$12,169	$8,878	$3,291
Operating and underwriting	2,620	1,757	863
General and administrative	3,530	2,300	1,230
Total Operating Expenses	$18,319	$12,935	$5,384
% of Gross earned premiums	24.5%	23.8%	0.7 pts
% of Net earned premiums	39.8%	43.5%	-3.7 pts

Combined Ratio - as % of gross earned premiums	55.2%	47.6%	7.6 pts
Underlying Combined Ratio - as % of gross earned premiums	50.4%	48.3%	2.1 pts

Combined Ratio - as % of net earned premiums	89.8%	87.1%	2.7 pts
Underlying Combined Ratio - as % of net earned premiums	82.0%	88.3%	-6.3 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

The Company's underlying loss costs increased approximately $6,090,000 during the second quarter compared to the same period a year ago.  This change was consistent with the growth of policies in-force as UPC Insurance's underlying loss ratio only increased 1.4 points.  The increase in underlying loss ratio from 24.5% to 25.9% can be attributed to higher frequency of fire and water losses, which was partially mitigated by lower average severity for these two perils.

Policy acquisition costs increased $3,291,000, or 37%, primarily due to the 38% increase in gross premiums earned. These costs vary directly with gross premiums earned and as a percentage of gross premiums earned held constant at 16.2% for the second quarter of 2013 and 2012.

UNITED INSURANCE HOLDINGS CORP.

Operating costs increased $863,000, or 49%, due to increases in home inspection costs, underwriting reports, marketing costs, rent expense, computer services and licenses and fees. The increase in all of these areas was primarily driven by the Company's growth and expansion into new states.

General and administrative expenses have increased $1,230,000, or 53%, due to an increase in salaries and related expenses to support the Company's growth.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

Revenue

Revenues for the six months ended June 30, 2013 increased $31,755,000, or 52%, to $92,822,000, from $61,067,000 for the quarter ended June 30, 2012. The increase in revenues primarily resulted from a $30,756,000, or 53%, increase in net premiums earned. The growth in net premiums earned for the year was driven by continued growth in new business production in Florida and other states. Our gross written premiums increased $55,125,000, or 41%, to $191,049,000 in 2013, from $135,924,000 in 2012 because we wrote approximately 24,000 more new and renewal policies in Florida and other states compared to 2012 and we assumed 15,133 policies from Citizens Property Insurance Corporation in January. Our year-over-year growth in written premiums and new and renewal policies by state are shown below:

States	2013 GWP	2012 GWP	Growth
Florida	$168,923	$124,566	$44,357
South Carolina	11,847	7,674	4,173
Massachusetts	5,352	2,562	2,790
Rhode Island	4,588	1,122	3,466
North Carolina	339	—	339
Total	$191,049	$135,924	$55,125

States	2013 Policies*	2012 Policies*	Growth
Florida	81,428	65,399	16,029
South Carolina	7,591	5,091	2,500
Massachusetts	3,370	1,859	1,511
Rhode Island	4,186	997	3,189
North Carolina	263	—	263
Total	96,838	73,346	23,492
* Includes homeowner and dwelling fire policies only

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies, as we commence operations in New Hampshire, New Jersey and Texas in the current year and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the six months ended June 30, 2013 increased $30,415,000, or 63%, primarily due to increased losses. Losses and loss adjustment expenses increased to $43,554,000 for the six months ended June 30, 2013, from $22,451,000 during the six months ended June 30, 2012. The increase during the six month period ended June 30, 2013 was due to several factors discussed previously and due to $3,508,000 in fire losses and $446,000 of sinkhole losses incurred during the first quarter. The development on catastrophe and non-catastrophe losses related to prior accident years is shown in the table below.

	Six months ended June 30,
	2013	2012	Change
Net Loss and LAE	$43,554	$22,451	$21,103
% of Gross earned premiums	30.1%	21.4%	8.7 pts
% of Net earned premiums	49.3%	39.0%	10.3 pts
Less:
Current year catastrophe losses	$3,595	$1,155	$2,440
Prior year development from lines in run-off	860	39	821
Prior year reserve development (favorable)	2,654	(1,760)	4,414
Underlying loss and LAE*	$36,445	$23,017	$13,428
% of Gross earned premiums	25.2%	21.9%	3.3 pts
% of Net earned premiums	41.2%	40.0%	1.2 pts

Policy acquisition costs	$23,452	$17,131	$6,321
Operating and underwriting	4,679	3,190	1,489
General and administrative	6,654	5,093	1,561
Total Operating Expenses	$34,785	$25,414	$9,371
% of Gross earned premiums	24.0%	24.2%	-0.2 pts
% of Net earned premiums	39.4%	44.2%	-4.8 pts

Combined Ratio - as % of gross earned premiums	54.1%	45.6%	8.5 pts
Underlying Combined Ratio - as % of gross earned premiums	49.2%	46.1%	3.1 pts

Combined Ratio - as % of net earned premiums	88.7%	83.2%	5.5 pts
Underlying Combined Ratio - as % of net earned premiums	80.6%	84.2%	-3.6 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Policy acquisition costs increased $6,321,000, or 37%, primarily due to the 38% increase in gross premiums earned. These costs vary directly with premiums earned and as a percentage of gross premiums earned, held constant at 16.2% for the six months ended June 30, 2013 and 2012.

Operating costs increased $1,489,000, or 47%, due to increases in several expense categories, none of which was individually significant. The increase in operating expenses was primarily driven by the Company's growth and expansion into new states.

General and administrative expenses have increased $1,561,000, or 31%, due to an increase in salaries and related expenses to support the Company's growth.

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

Operating Activities

During the six months ended June 30, 2013, our operations generated cash of $70,309,000, compared to generating $53,260,000 during the same period in 2012. The $17,049,000 increase in operating cash was primarily driven by increased premiums collections of $44,500,000 due to the increased writings we experienced in the first six months of 2013 compared to the same period of 2012 and by $16,180,000 of assumed premiums received from Citizens Property Insurance Corporation for the assumption of 15,000 policies in the beginning of the year. The increase in cash received described above was offset by increased claims payments, reinsurance payments, agent commission payments and increased operating expense payments. Claim payments increased approximately $13,000,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Reinsurance payments increased approximately $9,500,000 because we purchased more reinsurance coverage under our 2012-2013 reinsurance contracts than we purchased under our 2011-2012 contracts. Operating expenses and agents' commission payments increased approximately $6,500,000 and $4,900,000, respectively, due to the overall growth in the business in 2013.

Investing Activities

During the six months ended June 30, 2013, our investing activities used $94,706,000 of cash compared to using $1,806,000 of cash in the same period of the prior year, primarily because we purchased approximately $150,268,000 more securities during the first six months of 2013, a result of our reinvestment of the proceeds from the offering in December 2012, as well as a portion of the excess cash provided by operations.

UNITED INSURANCE HOLDINGS CORP.

Financing Activities

During the six months ended June 30, 2013, our financing activities provided cash of $4,007,000 compared to using $963,000 for the six months ended June 30, 2012. The increase in cash provided by financing activities relates to the exercise of the over-allotment option, by Raymond James, as discussed below.

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

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires our insurance affiliate to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At June 30, 2013, our insurance affiliate's surplus as regards policyholders was $70,954,000, exceeding the minimum requirements. Florida law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at June 30, 2013.

On May 7, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on June 14, 2013, to shareholders of record on May 31, 2013.

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

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2013, we had no off-balance-sheet arrangements.

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

During the fiscal quarter ended June 30, 2013, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended June 30, 2013, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At June 30, 2013, we were in compliance with these requirements.

Repurchases. During the three months ended June 30, 2013, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description

10.1
Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida and including Addenda 1, effective June 1, 2013 (included as exhibit 10.1 to the Form 8-K filed on June 5, 2013, and incorporated herein by reference).

10.2
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2013 (included as exhibit 10.2 to the Form 8-K filed on June 5, 2013, and incorporated herein by reference).

10.3
Form of Two-Year Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2013 (included as exhibit 10.3 to the Form 8-K filed on June 5, 2013, and incorporated herein by reference).

10.4
Form of Property Catastrophe Aggregate Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2013 (included as exhibit 10.4 to the Form 8-K filed on June 5, 2013, and incorporated herein by reference).

10.5	Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 17, 2013

10.6	Restricted Stock Award Agreement, dated May 28, 2013, by and between United Insurance Holdings Corp. and B. Bradford Martz

10.7
Employment Agreement, dated July 8, 2013, between United Insurance Holdings Corp. and Jay K. Williams (included as exhibit 10.1 to the Form 8-K filed on July 12, 2013, and incorporated herein by reference).

10.8
Employment Agreement, dated July 10, 2013, between United Insurance Holdings Corp. and Deepak Menon (included as exhibit 10.1 to the Form 8-K filed on July 11, 2013, and incorporated herein by reference).

10.9	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for its 2013 Annual Meeting, filed on April 16, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

August 8, 2013	By:	/s/ John L. Forney
John L. Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

August 8, 2013	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)