Form 10-Q
period 2013-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2013-11-07
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission File Number 000-52833
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 7, 2013; 16,209,315 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of September 30, 2013, and for the three and nine months ended September 30, 2013 (Form 10-Q) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation;

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “RISK FACTORS” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $233,695 and $145,089, respectively)	$233,344	$149,157
Equity securities (adjusted cost of $11,384 and $2,537, respectively)	12,177	2,723
Other long-term investments	300	300
Total investments	$245,821	$152,180
Cash and cash equivalents	54,318	71,205
Accrued investment income	1,400	760
Premiums receivable, net of allowances for credit losses of $46 and $24, respectively	29,085	17,154
Reinsurance recoverable on paid and unpaid losses	2,175	2,272
Prepaid reinsurance premiums	84,448	49,916
Deferred policy acquisition costs	26,297	16,978
Other assets	4,371	3,149
Total Assets	$447,915	$313,614
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$40,726	$35,692
Unearned premiums	178,521	128,785
Reinsurance payable	84,817	26,063
Other liabilities	27,987	19,206
Notes payable	15,000	15,882
Total Liabilities	$347,051	$225,628
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 16,419,099 and 15,660,922 issued; 16,207,016 and 15,448,839 outstanding for 2013 and 2012, respectively	2	2
Additional paid-in capital	27,763	24,076
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	271	2,613
Retained earnings	73,259	61,726
Total Stockholders' Equity	$100,864	$87,986
Total Liabilities and Stockholders' Equity	$447,915	$313,614

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Gross premiums written	$83,601	$59,461	274,650	195,385
Increase in gross unearned premiums	(3,463)	(903)	(49,736)	(31,702)
Gross premiums earned	80,138	58,558	224,914	163,683
Ceded premiums earned	(31,317)	(28,335)	(87,825)	(75,948)
Net premiums earned	48,821	30,223	137,089	87,735
Net investment income	1,089	807	2,644	2,331
Net realized gains (losses)	(38)	37	(199)	155
Other revenue	1,945	1,205	5,105	3,118
Total revenue	51,817	32,272	144,639	93,339
EXPENSES:
Losses and loss adjustment expenses	25,578	16,950	69,132	39,401
Policy acquisition costs	13,115	9,404	36,567	26,535
Operating expenses	2,265	1,670	6,944	4,860
General and administrative expenses	4,034	3,031	10,688	8,124
Interest expense	102	71	255	283
Total expenses	45,094	31,126	123,586	79,203
Income before other income (expenses)	6,723	1,146	21,053	14,136
Other income (expenses)	1	1	1	(268)
Income before income taxes	6,724	1,147	21,054	13,868
Provision for income taxes	2,593	164	8,063	5,146
Net income	$4,131	$983	$12,991	$8,722
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	365	1,442	(4,011)	3,042
Reclassification adjustment for net realized investment (gains) losses	38	(37)	199	(155)
Income tax benefit (expense) related to items of other comprehensive income	(156)	(542)	1,470	(1,114)
Total comprehensive income	$4,378	$1,846	$10,649	$10,495

Weighted average shares outstanding
Basic	16,129,247	10,361,849	16,091,323	10,361,849
Diluted	16,186,178	10,448,839	16,167,316	10,396,455

Earnings per share
Basic	$0.26	$0.09	$0.81	$0.84
Diluted	$0.26	$0.09	$0.80	$0.84

Dividends declared per share	$0.03	$—	$0.09	$0.05

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$12,991	$8,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,465	946
Net realized (gains) losses	199	(155)
Provision for uncollectible premiums/over and short	38	26
Deferred income taxes, net	1,910	190
Stock based compensation	96	27
Changes in operating assets and liabilities:
Accrued investment income (loss)	(640)	186
Premiums receivable	(11,969)	(6,226)
Reinsurance recoverable on paid and unpaid losses	97	1,445
Prepaid reinsurance premiums	(34,532)	(36,806)
Deferred policy acquisition costs, net	(9,319)	(4,628)
Other assets	(2,187)	993
Unpaid losses and loss adjustment expenses	5,034	2,201
Unearned premiums	49,736	31,702
Reinsurance payable	58,754	56,108
Other liabilities	6,810	(2,556)
Net cash provided by operating activities	$78,483	$52,175
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	95,127	28,793
Purchases of investments available for sale	(193,718)	(30,419)
Net cash used in investing activities	$(98,591)	$(1,626)
FINANCING ACTIVITIES
Repayments of borrowings	(882)	(883)
Dividends	(1,458)	(518)
Bank overdrafts	1,970	105
Proceeds from issuance of common stock	3,591	—
Net cash provided by (used in) financing activities	$3,221	$(1,296)
Increase (decrease) in cash	(16,887)	49,253
Cash and cash equivalents at beginning of period	71,205	41,639
Cash and cash equivalents at end of period	$54,318	$90,892

Supplemental Cash Flows Information
Interest paid	$240	$242
Income taxes paid	$7,184	$6,593
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential property and casualty insurance policies using a network of agents and a group of wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company, our insurance affiliate, which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., our management affiliate, the managing general agent that manages substantially all aspects of our insurance affiliate's business; Skyway Claims Services, LLC, our claims adjusting affiliate that provides services to our insurance affiliate; and UPC Re, our reinsurance affiliate that provides a portion of the reinsurance protection purchased by our insurance affiliate.

Our primary product is homeowners' insurance, which we currently offer in Florida, Massachusetts, New Jersey, North Carolina, Rhode Island and South Carolina under authorization from the insurance regulatory authorities in each state. In April 2013, we were authorized to write property and casualty lines in New Hampshire and Texas. Our insurance affiliate has also applied to insurance regulatory authorities to write property and casualty lines in three additional states.

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of September 30, 2013, with the Audited Consolidated Balance Sheet amounts as of December 31, 2012, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

We reclassified certain amounts in the 2012 financial statements to conform to the 2013 presentation. These reclassifications had no impact on our results of operations, cash flows or stockholders' equity as previously reported.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of September 30, 2013, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

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

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2013, and December 31, 2012, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe they would have an impact on the operations or financial reporting of our Company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2013, and December 31, 2012:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. government and agency securities	$61,241	$36	$652	$60,625
States, municipalities and political subdivisions	45,782	933	395	46,320
Public utilities	8,607	169	78	8,698
Other corporate securities	118,065	1,053	1,417	117,701
Total fixed maturities	$233,695	$2,191	$2,542	$233,344
Public utilities	741	16	23	734
Other common stocks	10,371	969	152	11,188
Nonredeemable preferred stocks	272	—	17	255
Total equity securities	$11,384	$985	$192	$12,177
Other long-term investments	300	—	—	300
Total investments	$245,379	$3,176	$2,734	$245,821

December 31, 2012
U.S. government and agency securities	$95,296	$201	$289	$95,208
States, municipalities and political subdivisions	17,117	1,918	—	19,035
Public utilities	4,135	225	—	4,360
Other corporate securities	28,282	2,013	1	30,294
Redeemable preferred stocks	259	2	1	260
Total fixed maturities	$145,089	$4,359	$291	$149,157
Public utilities	316	16	6	326
Other common stocks	1,949	228	38	2,139
Nonredeemable preferred stocks	272	—	14	258
Total equity securities	$2,537	$244	$58	$2,723
Other long-term investments	300	—	—	300
Total investments	$147,926	$4,603	$349	$152,180

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three- and nine-month periods ended September 30, 2013, and 2012:

	2013		2012
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$2	$6,007	$42	$3,066
Total realized gains	$2	$6,007	$42	$3,066
Fixed maturities	(40)	4,078	—	—
Equity securities	—	—	(5)	200
Total realized losses	$(40)	$4,078	$(5)	$200
Net realized investment gains (losses)	$(38)	$10,085	$37	$3,266

Nine Months Ended September 30,
Fixed maturities	$30	$20,134	$198	$7,340
Equity securities	31	155	119	887
Total realized gains	$61	$20,289	$317	$8,227
Fixed maturities	(258)	42,725	(141)	9,243
Equity securities	(2)	28	(21)	391
Total realized losses	$(260)	$42,753	$(162)	$9,634
Net realized investment gains (losses)	$(199)	$63,042	$155	$17,861

We realized $(38,000) and $(199,000) of net investment losses during the three and nine months ended September 30, 2013, respectively, compared to $37,000 and $155,000 of net investment gains during the three and nine months ended September 30, 2012, respectively.

The table below summarizes our fixed maturities at September 30, 2013, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2013
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$19,281	8.3%	$19,308	8.3%
Due after one year through five years	121,131	51.8	121,246	52.0
Due after five years through ten years	61,502	26.3	60,933	26.1
Due after ten years	31,781	13.6	31,857	13.6
Total	$233,695	100.0%	$233,344	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities	$983	$757	$2,426	$2,202
Equity securities	93	34	174	104
Cash, cash equivalents and short-term investments	8	16	28	25
Other investments	5	—	16	—
Net investment income	$1,089	$807	$2,644	$2,331
Investment expenses	(40)	(23)	(159)	(117)
Net investment income, less investment expenses	$1,049	$784	$2,485	$2,214

Portfolio monitoring

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we determine if the loss is temporary or other-than-temporarily impaired. If our management decides to sell the security or determines that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity, contractual or regulatory purposes, then the security's decline in fair value is considered other-than-temporary and is recorded in earnings.

If we have not made the decision to sell the fixed income security and it is not more likely than not that we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect the security to receive cash flows sufficient to recover the entire cost or amortized cost basis of the security. We calculate the estimated recovery value by discounting the best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compares this to the cost or amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire cost or amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income.

For equity securities, we consider various factors, including whether we have the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis. If we lack the intent and ability to hold to recovery, or if we believe the recovery period is extended, the equity security's decline in fair value is considered other-than-temporary and is recorded in earnings.

Our portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its cost or amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other-than-temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost.

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
September 30, 2013

we own had near-term prospects that indicated we could recover our cost basis, and we also have the ability and the intent to hold these securities until their value equals or exceeds their cost.

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. government and agency securities	27	$652	$33,135	—	$—	$—
States, municipalities and political subdivisions	23	395	27,307	—	—	—
Public utilities	3	78	3,338	—	—	—
Corporate securities	45	1,417	57,322	—	—	—
Total fixed maturities	98	$2,542	$121,102	—	$—	$—
Public utilities	6	23	455	—	—	—
All other common stocks	35	152	3,337	—	—	—
Nonredeemable preferred stocks	—	—	—	2	17	255
Total equity securities	41	$175	$3,792	2	$17	$255
Total	139	$2,717	$124,894	2	$17	$255

December 31, 2012
U.S. government and agency securities	13	$289	$44,174	—	$—	$—
Corporate securities	1	1	2,000	—	—	—
Redeemable preferred stocks	—	—	—	1	1	102
Total fixed maturities	14	$290	$46,174	1	$1	$102
Public utilities	3	6	178	—	—	—
All other common stocks	13	35	442	1	3	53
Nonredeemable preferred stocks	—	—	—	2	14	258
Total equity securities	16	$41	$620	3	$17	$311
Total	30	$331	$46,794	4	$18	$413

* This amount represents the actual number of discrete securities, not the number of shares of those securities. The numbers are not presented in thousands.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2013, and December 31, 2012:

	Total	Level 1	Level 2
September 30, 2013
U.S. government and agency securities	$60,625	$—	$60,625
States, municipalities and political subdivisions	46,320	—	46,320
Public utilities	8,698	—	8,698
Corporate securities	117,701	—	117,701
Total fixed maturities	$233,344	$—	$233,344
Public utilities	734	734	—
Common stocks	11,188	11,188	—
Nonredeemable preferred stocks	255	255	—
Total equity securities	$12,177	$12,177	$—
Other long-term investments	300	300	—
Total investments	$245,821	$12,477	$233,344

December 31, 2012
U.S. government and agency securities	$95,208	$66,710	$28,498
States, municipalities and political subdivisions	19,035	—	19,035
Public utilities	4,360	—	4,360
Corporate securities	30,294	—	30,294
Redeemable preferred stocks	260	260	—
Total fixed maturities	$149,157	$66,970	$82,187
Public utilities	326	326	—
Common stocks	2,139	2,139	—
Nonredeemable preferred stocks	258	258	—
Total equity securities	$2,723	$2,723	$—
Other long-term investments	300	300	—
Total investments	$152,180	$69,993	$82,187

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on the Unaudited or Audited Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1: Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2: Assets and liabilities whose values are based on the following:
(a) Quoted prices for similar assets or liabilities in active markets;
(b) Quoted prices for identical or similar assets or liabilities in markets that are not active; or
(c) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect our estimates of the assumptions that market participants would use in valuing the assets and liabilities.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

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

We do not hold any investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the three months ended September 30, 2013.

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

Limited partnerships

On September 27, 2013, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership of $1,000,000, is currently bifurcated between a capital contribution of $500,000 and a note receivable of $500,000 that will be utilized to fund our future capital contributions. We are not required to fund any additional amounts in excess of our initial $1,000,000 commitment. At September 30, 2013, the cost basis of our investment approximated its fair value.

On September 25, 2012, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership of $750,000, has been reduced by capital distributions totaling $12,000. At September 30, 2013, the cost basis of our investment approximated its fair value of $738,000. Our investment in the partnership is currently bifurcated between a note receivable of $375,000 that will be utilized to fund our future required contributions and a capital contribution of $363,000. We are not required to fund any additional amounts in excess of our initial $750,000 commitment.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

4)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from exercises of stock options and vesting of restricted stock units (RSU). The following table shows the computation of basic and diluted EPS for the three- and nine-month periods ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common shareholders	$4,131	$983	$12,991	$8,722

Denominator:
Weighted-average shares outstanding	16,129,247	10,361,849	16,091,323	10,361,849
Effect of dilutive securities	56,931	86,990	75,993	34,606
Weighted-average diluted shares	16,186,178	10,448,839	16,167,316	10,396,455

Basic earnings per share	$0.26	$0.09	$0.81	$0.84
Diluted earnings per share	$0.26	$0.09	$0.80	$0.84

See Note 12 for additional information on the stock grants related to dilutive securities.

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

During the second quarter of 2013, we placed our reinsurance program for the 2013 hurricane season. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2013, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. UPC Insurance's total 2013-2014 catastrophe reinsurance coverage included $441,540,000 of coverage from the FHCF and $360,060,000 of coverage from private reinsurers. The contracts include provisions which are designed to protect us from losses sustained in a single event as well as losses from multiple events in a single hurricane season.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Excess-of-loss	$1,190	$1,351	$(109,893)	$(102,909)
Equipment & Identity Theft	(707)	(395)	(1,862)	(1,117)
Flood	(3,951)	(3,231)	(10,602)	(8,729)
Ceded premiums written	$(3,468)	$(2,275)	$(122,357)	$(112,755)
Increase (decrease) in ceded unearned premiums	(27,849)	(26,060)	34,532	36,807
Ceded premiums earned	$(31,317)	$(28,335)	$(87,825)	$(75,948)

Current year catastrophe losses by the event magnitude are shown in the following table.

		2013			2012
		Number of Events	Incurred Loss and LAE (5)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (5)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
$ 1 million to $5 million	(1)	—	—	—%	1	1,529	5.1%
Less than $1 million	(2)	3	127	0.3%	1	201	0.6%
Total		3	127	0.3%	2	1,730	5.7%

Nine Months Ended September 30,
Current period catastrophe losses incurred
$ 1 million to $5 million	(3)	1	1,904	1.4%	2	2,885	3.3%
Less than $1 million	(4)	2	1,818	1.3%	—	—	—%
Total		3	3,722	2.7%	2	2,885	3.3%
Note: A storm can be in one loss size for the quarter and a different loss size for the year dependent upon the losses paid for that particular storm during the specified time frame.
(1) Reflects losses from Tropical Storm Isaac in 2012.
(2) Reflects losses from Winterstorm Nemo, the Orlando weather event in March and Tropical Storm Andrea in June 2013, and Tropical Storm Debby in 2012.
(3) Reflects losses from Winterstorm Nemo in 2013 and Tropical Storms Debby and Isaac in 2012.
(4) Reflects losses from the Orlando weather event and Tropical Storm Andrea in 2013.
(5) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

We realized recoveries under our reinsurance agreements totaling $4,557,000 and $61,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and $7,783,000 and $1,623,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

Our non-catastrophe reinsurance agreement provides excess-of-loss coverage for losses arising out of property business up to $500,000 in excess of $500,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property-only business, excluding catastrophes, three reinstatements of the full coverage amount is included at no additional premium. The non-catastrophe reinsurance agreement expires on December 31, 2013. We intend to renegotiate a new contract that will run for the calendar year, beginning January 1, 2014.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $184,000 and $151,000, for the three-month periods ended September 30, 2013 and 2012, respectively, and $452,000 and $392,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

6)    LONG-TERM DEBT

Our long-term debt at September 30, 2013, consisted of a note payable to the Florida State Board of Administration. At September 30, 2013, and December 31, 2012, we owed $15,000,000 and $15,882,000, respectively, on the note and the interest rate was 2.49% and 1.66%, respectively. All other terms and conditions of the note remain as described in our 2012 Form 10-K.

The $15,000,000 note payable to Florida's State Board of Administration (SBA note) requires our insurance affiliate to maintain surplus as regards policyholders at or above a calculated level, which was $32,919,000 at September 30, 2013. We monitor our insurance affiliate's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to our insurance affiliate. During the three-and nine-month periods ended September 30, 2013 and 2012, we did not contribute any capital to our insurance affiliate. We currently do not foresee a need for any material contributions of capital to our insurance affiliate; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, (the SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to our insurance affiliate under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. At September 30, 2013, our net written premium to surplus ratio was 3.3:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 8.3:1, which exceeds the required ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.64% at the end of September. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.49%. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2013, we were in compliance with the covenants of the SBA note.

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

8)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliate. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At September 30,

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

2013, and during the three and nine months then ended, our insurance affiliate met all regulatory requirements of the states in which it operates, and it did not incur any material assessments during that same three- and nine-month period.

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

•
Statutory accounting requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer to the extent realizable, and amortize policy acquisition costs over the estimated life of the policies.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

•
Statutory accounting dictates how much of a deferred income tax asset that we can admit and requires an additional admissibility test outlined in Statements on Statutory Accounting Principles No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three-month periods ended September 30, 2013, and 2012, our insurance affiliate recorded statutory net income (losses) of $2,258,000 and $(3,539,000), respectively, and $2,888,000 and $(3,365,000) for the nine-month periods ended September 30, 2013, and 2012, respectively. Since our insurance affiliate is domiciled in Florida, it remains subject to the laws of that state, one of which requires that our insurance affiliate maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At September 30, 2013, and December 31, 2012, our insurance affiliate's surplus as regards policyholders was $73,041,000 and $68,007,000, respectively.

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

During the second quarter ended June 30, 2012, it came to our attention that Hamilton Risk Management breached a covenant contained in the Note Purchase Agreement, by reason of Kingsway Amigo Insurance Company's Surplus falling below $13,000,000. On July 17, 2012, we notified HRM of the breach and requested that HRM remedy the breach. On July 20, 2012, our Board of Directors unanimously agreed to enter into negotiations with HRM to settle the outstanding note receivable and to terminate our partnership interest in Acadia Acquisition Partners, L.P. We settled the total outstanding note receivable and the partnership interest at an amount equal to $1,750,000 and received the funds from HRM on August 13, 2012. We recorded a $316,000 impairment on the note receivable in June 2012 to reflect the difference between the carrying amount and the proposed settlement amount, which was recorded in other expenses on the Consolidated Statement of Comprehensive Income.

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. One of our former directors serves as the President and Chief Executive Officer of Kingsway, as well as a Managing Director of 1347 Advisors. The MSA, which was effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulated that 1347 Advisors was to provide us with the services of an interim CFO, in addition to actuarial and other services. Hassan Baqar served as our interim CFO under the MSA until April 2, 2012, when he submitted his resignation effective concurrently with the termination of the MSA described in the final paragraph of this section. Mr. Baqar serves as a Managing Director of 1347 Advisors and a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we paid 1347 Advisors a monthly consulting fee of $60,000 plus any reasonable expenses. For the three and nine months ended September 30, 2012, we incurred fees of $0 and $180,000, respectively under the MSA.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

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

10)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2012	$4,254	$(1,641)	$2,613
Changes in net unrealized loss on investments	(4,011)	1,547	(2,464)
Reclassification adjustment for realized losses	199	(77)	122
September 30, 2013	$442	$(171)	$271

11)    STOCKHOLDERS' EQUITY

On August 7, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on September 13, 2013, to shareholders of record on August 30, 2013.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

On March 14, 2012, our Board declared a $0.05 per share cash dividend. We paid the $518,000 dividend on April 5, 2012 to stockholders of record on March 26, 2012.

12) STOCK-BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - “Compensation - Stock Compensation.”

Share-based compensation cost for restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. We recognize share-based compensation cost over the award’s requisite service period on a straight-line basis for time-based restricted stock grants.

We granted 4,277 and 8,177 restricted stock awards during the three- and nine-month periods ended September 30, 2013, which had a weighted-average grant date fair value of $8.77 and $7.34 per share, respectively. We granted 86,990 shares of restricted stock during the three- and nine-month periods ended September 30, 2012, which had a weighted-average grant date fair value of $5.25.

The following table shows a summary of the share-based compensation expense included in our Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	86,990	$5.25
Granted	8,177	7.34
Vested	17,398	5.25
Outstanding as of September 30, 2013	77,769	$5.47

We have approximately $385,000 and $430,000 of unrecognized stock compensation expense on September 30, 2013 and 2012, respectively, related to non-vested compensation granted, which we expect to recognize ratably over the next four years. We recognized $40,000 and $96,000 of compensation expense during the three and nine months ended September 30, 2013, respectively, and $27,000 of compensation expense during the three and nine months ended September 30, 2012.

13)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On November 5, 2013, our Board declared a $0.03 per share quarterly cash dividend, payable on December 13, 2013, to shareholders of record on November 29, 2013.

Also on November 5, 2013, we assumed more than 18,000 policies from Citizens Property Insurance Corporation representing approximately $63,047,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

No additional events required disclosure.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

OUR BUSINESS

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies. Our business is conducted principally through four wholly-owned subsidiaries: United Property & Casualty Insurance Company (our insurance affiliate), United Insurance Management, L.C. (UIM), Skyway Claims Services, LLC (SCS) and UPC Re. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, Massachusetts, New Jersey, North Carolina, South Carolina, and Rhode Island and were recently licensed to write in New Hampshire and Texas. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricane and other tropical storm events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

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

Recent Events

On November 5, 2013, our Board declared a $0.03 per share quarterly cash dividend, payable on December 13, 2013, to shareholders of record on November 29, 2013.

UNITED INSURANCE HOLDINGS CORP.

2013 Highlights

•
Consolidated net income was $4,131,000 and $12,991,000 for the three and nine months ended September 30, 2013, respectively, compared to $983,000 and $8,722,000, respectively, for the three and nine months ended September 30, 2012.

•
Net income per diluted share was $0.26 and $0.80, respectively, for the three and nine months ended September 30, 2013, compared to $0.09 and $0.84, respectively, for the three and nine months ended September 30, 2012.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 92.1% and 90.0%, respectively, for the three and nine months ended September 30, 2013, compared to 102.7% and 89.9%, respectively, for the three and nine months ended September 30, 2012.

•
Total revenues were $51,817,000 and $144,639,000, respectively, for the three and nine months ended September 30, 2013, compared to $32,272,000 and $93,339,000, respectively, for the three and nine months ended September 30, 2012.

•	Investment and cash holdings were $300,139,000 at September 30, 2013, compared to $223,385,000 at December 31, 2012.

•
Investment income was $1,089,000 and $2,644,000, respectively, for the three and nine months ended September 30, 2013, compared to $807,000 and $2,331,000, respectively, for the three and nine months ended September 30, 2012.

•
Realized losses were $(38,000) and $(199,000) for the three and nine months ended September 30, 2013, respectively, compared to realized gains of $37,000 and $155,000 for the three and nine months ended September 30, 2012, respectively.

•	Book value per share was $6.22 at September 30, 2013, a 9.1% increase from $5.70 at December 31, 2012.

•	Return on average equity for the trailing twelve months ended September 30, 2013 was 17.4% compared to 20.5% for the trailing twelve months ended September 30, 2012.

•	Policies in-force were 178,605 at September 30, 2013, a 43% increase from 124,500 at September 30, 2012.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Gross premiums written	$83,601	$59,461	$274,650	$195,385
Increase in gross unearned premiums	(3,463)	(903)	(49,736)	(31,702)
Gross premiums earned	80,138	58,558	224,914	163,683
Ceded premiums earned	(31,317)	(28,335)	(87,825)	(75,948)
Net premiums earned	48,821	30,223	137,089	87,735
Net investment income	1,089	807	2,644	2,331
Net realized gains (losses)	(38)	37	(199)	155
Other revenue	1,945	1,205	5,105	3,118
Total revenue	51,817	32,272	144,639	93,339
EXPENSES:
Losses and loss adjustment expenses	25,578	16,950	69,132	39,401
Policy acquisition costs	13,115	9,404	36,567	26,535
Operating expenses	2,265	1,670	6,944	4,860
General and administrative expenses	4,034	3,031	10,688	8,124
Interest expense	102	71	255	283
Total expenses	45,094	31,126	123,586	79,203
Income before other income (expense)	6,723	1,146	21,053	14,136
Other income (expense)	1	1	1	(268)
Income before income taxes	6,724	1,147	21,054	13,868
Provision for income taxes	2,593	164	8,063	5,146
Net income	$4,131	$983	$12,991	$8,722
Net income per diluted share	$0.26	$0.09	$0.8	$0.84
Book value per share			$6.22	$6.27
Return on average equity			17.4%	20.5%
Loss ratio, net[1]	52.3%	56.0%	50.4%	44.9%
Expense ratio[2]	39.8%	46.7%	39.6%	45.0%
Combined ratio (CR)[3]	92.1%	102.7%	90.0%	89.9%
Effect of current year catastrophe losses on CR	0.3%	5.7%	2.7%	3.3%
Effect of prior year development from lines in run-off on CR	—%	0.5%	0.7%	0.2%
Effect of prior year (favorable) development on CR	(1.2)%	(2.1)%	1.5%	(2.7)%
Underlying combined ratio[4]	93.0%	98.6%	85.1%	89.1%
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

UNITED INSURANCE HOLDINGS CORP.

Book value per share increased from $5.70 at December 31, 2012, to $6.22 at September 30, 2013. The increase in our book value per share was reduced by the change in accumulated other comprehensive income as shown in the table below.

($ in thousands, except for per share data)	September 30,	December 31,
	2013	2012
Book Value per Common Share
Numerator:
Common shareholders' equity	$100,864	$87,986
Denominator:
Total Shares Outstanding	16,207,016	15,448,839
Book Value Per Common Share	$6.22	$5.70
Book Value per Common Share, Excluding the Impact of Accumulated Other Comprehensive Income
Numerator:
Common shareholders' equity	$100,864	$87,986
Accumulated other comprehensive income	271	2,613
Shareholders' Equity, excluding AOCI	$100,593	$85,373
Denominator:
Total Shares Outstanding	16,207,016	15,448,839
Underlying Book Value Per Common Share*	$6.21	$5.53
* Underlying book value per common share is a non-GAAP financial measure and is reconciled above to book value per common share, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10Q are in the "Definitions of Non-GAAP Measures" section of this document.

Definitions of Non-GAAP Measures

We believe that investors' understanding of UPC Insurance's performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Combined ratio excluding the effects of current year catastrophe losses, prior year development from lines in run-off and prior year development (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between four GAAP operating ratios: the combined ratio, the effect of current year catastrophe losses on the combined ratio, the effect of development from lines in run-off and prior year development on the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses, losses from lines in run-off and prior year development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development from lines in run-off is caused by unexpected development from our commercial liability product that is no longer offered by the Company. Prior year development is unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2013, we reassessed our critical accounting policies and estimates as disclosed within our 2012 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the notes to unaudited consolidated financial statements for a discussion of recent accounting standards that may affect us.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2013 COMPARED TO DECEMBER 31, 2012

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $300,139,000 at September 30, 2013.

UNITED INSURANCE HOLDINGS CORP.

The following table summarizes our investments, by type:

	September 30, 2013		December 31, 2012
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$60,625	24.7%	$95,208	62.6%
States, municipalities and political subdivisions	46,320	18.8%	19,035	12.5%
Public Utilities	8,698	3.5%	4,360	2.9%
Corporate securities	117,701	47.9%	30,294	19.9%
Redeemable preferred stocks	—	—%	260	0.2%
Total fixed maturities	233,344	94.9%	149,157	98.1%
Public Utilities	734	0.3%	326	0.2%
Common stocks	11,188	4.6%	2,139	1.4%
Nonredeemable preferred stocks	255	0.1%	258	0.2%
Total equity securities	12,177	5.0%	2,723	1.8%
Other long-term investments	300	0.1%	300	0.1%
Total investments	$245,821	100.0%	$152,180	100.0%

We classify all of our investments as available-for-sale. Our investments at September 30, 2013, and December 31, 2012, consisted mainly of U.S. government and agency securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. Most of the corporate bonds we held reflected a similar diversification. At September 30, 2013, approximately 84% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 16% were corporate bonds rated “BBB”.

At September 30, 2013, gross unrealized losses, on securities that were in a gross unrealized losses position of less than twelve months, increased approximately $2,386,000 relative to December 31, 2012.  This increase in gross unrealized losses can mainly be attributed to an increasing interest rate environment during the period, which impacted the fair value of our fixed maturity securities. We had two equity securities that were in a loss position for a period of twelve months or longer that reflected unrealized losses of $17,000. We currently have no plans to sell these two equity securities, and we expect to fully recover our cost basis. We had no fixed maturities that were in an unrealized loss position for twelve months or longer. We reviewed all of our securities and determined that we did not need to record any impairment charges at September 30, 2013.

Impact of low interest rate environment

The low interest rate environment in the U.S. has resulted in our current reinvestment yields being lower than the overall portfolio income yield, primarily for our investments in fixed incomes securities. During 2012, the Federal Reserve board announced its decision to keep interest rates low through at least 2014 and to increase the prominence of the unemployment rate as an input to monetary policy decisions. More recent announcements in 2013 have begun to foreshadow the potential tapering of large-scale purchases of longer-term treasury and agency mortgage-backed securities in the open market. The Federal Open Market Committee has also reiterated that it expects a highly accommodative stance of monetary policy to remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens. Despite the measured commentary and assurances around monetary policy remaining accommodative, interest rates have risen in 2013 and risk markets have become more volatile. We anticipate that interest rates will continue to increase but remain below historic averages and our portfolio income yield for some period. We also expect capital markets to remain volatile while they adjust to a new equilibrium.

Investment activity will continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield.

Reinsurance Payable

During the second quarter of 2013, we placed our reinsurance program for the 2013 hurricane season. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2013, for a one-year term and incorporate the mandatory coverage

UNITED INSURANCE HOLDINGS CORP.

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

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue

Revenues for the quarter ended September 30, 2013 increased $19,545,000, or 61%, to $51,817,000, from $32,272,000 for the quarter ended September 30, 2012. The increase in revenues primarily resulted from a $18,598,000, or 62%, increase in net premiums earned. The growth in net premiums earned for the quarter was driven by continued growth in new business production in Florida and other states. Our gross written premiums increased $24,140,000, or 41%, to $83,601,000 in the quarter ended September 30, 2013, from $59,461,000 in the quarter ended September 30, 2012 because we wrote approximately 17,000 more new and renewal policies in Florida and other states in the third quarter of 2013 compared to 2012. Our quarter-over-quarter growth in written premiums and new and renewal policies by state are shown below:

States	2013 GWP	2012 GWP	Growth
Florida	$66,646	$51,631	$15,015
South Carolina	6,806	4,611	2,195
Massachusetts	5,053	1,889	3,164
Rhode Island	3,779	1,330	2,449
North Carolina	1,254	—	1,254
New Jersey	$63	—	$63
Total	$83,601	$59,461	$24,140

States	2013 Policies*	2012 Policies*	Growth
Florida	38,524	27,820	10,704
South Carolina	4,292	2,998	1,294
Massachusetts	3,429	1,330	2,099
Rhode Island	3,430	1,259	2,171
North Carolina	975	—	975
New Jersey	53	—	53
Total	50,650	33,407	17,296
* Includes homeowner and dwelling fire policies only

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies, as we commence operations in Texas in the current year and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the quarter ended September 30, 2013 increased $13,968,000, or 45%, primarily due to increased losses, policy acquisition costs and operating and administrative expenses.

Our GAAP net combined ratio and underlying net combined ratio both decreased primarily due to strong premium growth and a lower ceded reinsurance premium percentage for the quarter compared to the prior period. As a result of these factors, net premiums earned increased $18,598,000, or 61.5%, to $48,821,000 in the third quarter of 2013 compared to $30,223,000 for the third quarter of 2012 as we continued to generate new policies in Florida and in other states. The increase in net premiums earned was partially offset by the increase in our underlying loss costs, which increased approximately $10,310,000 during the third quarter of 2013 compared to the same period a year ago.  The increase in underlying loss costs was driven primarily by the growth of policies in-force and an increase in the frequency and severity of fire and lightning-related losses in Florida as shown in the table below:

	Three Months Ended September 30,
	2013	2012	Change
Net Loss and LAE	$25,578	$16,950	$8,628
% of Gross earned premiums	31.9%	28.9%	3.0 pts
% of Net earned premiums	52.3%	56.0%	-3.7 pts
Less:
Current year catastrophe losses	$127	$1,730	$(1,603)
Prior year development from lines in run-off	—	157	(157)
Prior year reserve development (favorable)	(577)	(655)	78
Underlying loss and LAE*	$26,028	$15,718	$10,310
% of Gross earned premiums	32.5%	26.8%	5.7 pts
% of Net earned premiums	53.2%	51.9%	1.3 pts

Policy acquisition costs	$13,115	$9,404	$3,711
Operating and underwriting	2,265	1,670	595
General and administrative	4,034	3,031	1,003
Total Operating Expenses	$19,414	$14,105	$5,309
% of Gross earned premiums	24.5%	23.8%	0.7 pts
% of Net earned premiums	39.8%	43.5%	-3.7 pts

Combined Ratio - as % of gross earned premiums	55.2%	47.6%	7.6 pts
Underlying Combined Ratio - as % of gross earned premiums	50.4%	48.3%	2.1 pts

Combined Ratio - as % of net earned premiums	89.8%	87.1%	2.7 pts
Underlying Combined Ratio - as % of net earned premiums	82.0%	88.3%	-6.3 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio increased to 32.5% during the third quarter of 2013, which was up 5.7 points from 26.8% in the third quarter of 2012. The primary drivers of this change were increased frequency and severity of fire and lightning-related losses in Florida. These negative changes in gross loss ratio were partially offset by a lower ceded reinsurance premium percentage, which allowed our net underlying loss ratio to increase by only 1.3 points.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs increased $3,711,000, or 39%, primarily due to the 37% increase in gross premiums earned. These costs vary directly with gross premiums earned, and as a percentage of gross premiums earned, increased slightly to 16.4% for the third quarter of 2013 from 16.1% in the third quarter of 2012.

Operating costs increased $595,000, or 36%, due to increases in several expense categories, none of which was individually significant. The increase in these expense categories was primarily driven by our continuing growth and expansion into new states.

General and administrative expenses have increased $1,003,000, or 33%, due to an increase in salaries and related personnel costs to support our growth.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue

Revenues for the nine months ended September 30, 2013 increased $51,300,000, or 55%, to $144,639,000, from $93,339,000 for the nine months ended September 30, 2012. The increase in revenues primarily resulted from a $49,354,000, or 56%, increase in net premiums earned. The growth in net premiums earned for the year was driven by continued growth in new business production in Florida and other states. Our gross written premiums increased $79,265,000, or 41%, to $274,650,000 in 2013, from $195,385,000 in 2012 because we wrote approximately 41,000 more new and renewal policies in Florida and other states compared to 2012 and we assumed 15,133 policies from Citizens Property Insurance Corporation in January. Our year-over-year growth in written premiums and new and renewal policies by state are shown below:

States	2013 GWP	2012 GWP	Growth
Florida	$235,569	$176,197	$59,372
South Carolina	18,653	12,285	6,368
Massachusetts	10,405	4,451	5,954
Rhode Island	8,367	2,452	5,915
North Carolina	1,593	—	1,593
New Jersey	$63	$—	$63
Total	$274,650	$195,385	$79,265

States	2013 Policies*	2012 Policies*	Growth
Florida	119,952	93,219	26,733
South Carolina	11,883	8,089	3,794
Massachusetts	7,199	3,189	4,010
Rhode Island	7,619	2,256	5,363
North Carolina	1,238	—	1,238
New Jersey	53	—	53
Total	147,944	106,753	41,191
* Includes homeowner and dwelling fire policies only

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies, as we commence operations in Texas in the current year and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the nine months ended September 30, 2013 increased $44,383,000, or 56%, primarily due to increased losses. Losses and loss adjustment expenses increased to $69,132,000 for the nine months ended September 30, 2013, from $39,401,000 during the nine months ended September 30, 2012. The increase during the nine month period ended September 30, 2013 was due to several factors discussed previously. The impact of current year catastrophe losses and development related to prior accident years on our losses is shown in the table below.

	Nine months ended September 30,
	2013	2012	Change
Net Loss and LAE	$69,132	$39,401	$29,731
% of Gross earned premiums	30.7%	24.1%	6.6 pts
% of Net earned premiums	50.4%	44.9%	5.5 pts
Less:
Current year catastrophe losses	$3,722	$2,885	$837
Prior year development from lines in run-off	860	195	665
Prior year reserve development (favorable)	2,077	(2,414)	4,491
Underlying loss and LAE*	$62,473	$38,735	$23,738
% of Gross earned premiums	27.8%	23.7%	4.1 pts
% of Net earned premiums	45.5%	44.1%	1.4 pts

Policy acquisition costs	$36,567	$26,535	$10,032
Operating and underwriting	6,944	4,860	2,084
General and administrative	10,688	8,124	2,564
Total Operating Expenses	$54,199	$39,519	$14,680
% of Gross earned premiums	24.1%	24.1%	-0.2 pts
% of Net earned premiums	39.6%	45.0%	-5.4 pts

Combined Ratio - as % of gross earned premiums	54.8%	48.2%	6.6 pts
Underlying Combined Ratio - as % of gross earned premiums	51.9%	47.8%	4.1 pts

Combined Ratio - as % of net earned premiums	90.0%	89.9%	0.1 pts
Underlying Combined Ratio - as % of net earned premiums	85.1%	89.1%	-4.0 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Policy acquisition costs increased $10,032,000, or 38%, primarily due to the 37% increase in gross premiums earned. These costs vary directly with premiums earned, and as a percentage of gross premiums earned, increased to 16.3% for the nine months ended September 30, 2013, compared to 16.2% for the nine months ended September 30, 2012.

Operating costs increased $2,084,000, or 43%, due to increases in several expense categories, none of which was individually significant. The increase in operating expenses was primarily driven by our growth and expansion into new states.

General and administrative expenses have increased $2,564,000, or 32%, due to an increase in salaries and related personnel costs to support our growth.

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

Operating Activities

During the nine months ended September 30, 2013, our operations generated cash of $78,483,000, compared to generating cash of $52,175,000 during the same period in 2012. The $26,308,000 increase in operating cash was primarily driven by increased premiums collections of $68,423,000 due to the increased writings we experienced in the first nine months of 2013 compared to the same period of 2012 and by $16,180,000 of assumed premiums received from Citizens Property Insurance Corporation for the assumption of over 15,000 policies in January. The increase in cash received described above was offset by increased claims payments, reinsurance payments, agent commission payments and increased operating expense payments. Claim payments increased approximately $32,848,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Reinsurance payments increased approximately $12,648,000 because we purchased more reinsurance coverage under our 2012-2013 reinsurance contracts than we purchased under our 2011-2012 contracts. Operating expenses and agents' commission payments increased approximately $7,360,000 and $8,328,000, respectively, due to the overall growth in the business in 2013. Tax payments also increased $952,000 in the first nine months of 2013 over the same period in 2012.

Investing Activities

During the nine months ended September 30, 2013, our investing activities used $98,591,000 of cash compared to using $1,626,000 of cash in the same period of the prior year, primarily because we purchased approximately $163,299,000 more securities during the first nine months of 2013 compared to the same period in 2012, a result of our reinvestment of the proceeds from the offering in December 2012, as well as a portion of the excess cash provided by operations. This outflow of cash was partially offset by the $66,334,000 increase in sale of securities in the first nine months of 2013 compared to the same period in 2012.

Financing Activities

During the nine months ended September 30, 2013, our financing activities provided cash of $3,221,000 compared to using $1,296,000 for the nine months ended September 30, 2012. The increase in cash provided by financing activities primarily relates to the exercise of the over-allotment option, by Raymond James, discussed below.

Our holding company has no business operations of its own and is largely dependent on liquidity from its subsidiaries. Our management affiliate's primary source of revenue and liquidity is the management fee and commissions it receives from our insurance affiliate. Our insurance affiliate is subject to extensive state regulation, including approval of any management fee it pays to our management affiliate for services rendered. In accordance with Florida law, our insurance affiliate may pay dividends or make distributions out of that part of its statutory surplus derived from its net operating profit and its net realized capital gains. Florida law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict our insurance affiliate’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause its surplus as regards policyholders to fall below minimum risk-

UNITED INSURANCE HOLDINGS CORP.

based capital guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as regards policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory surplus required in our insurance affiliate.

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires our insurance affiliate to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At September 30, 2013, our insurance affiliate's surplus as regards policyholders was $73,041,000, exceeding the minimum requirements. Florida law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at September 30, 2013.

On August 7, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on September 13, 2013, to shareholders of record on August 30, 2013.

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

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2013, we had no off-balance-sheet arrangements.

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

During the fiscal quarter ended September 30, 2013, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended September 30, 2013, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At September 30, 2013, we were in compliance with these requirements.

Repurchases. During the three months ended September 30, 2013, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description

10.1
Restricted Stock Award Agreement, dated May 28, 2013, by and between United Insurance Holdings Corp. and B. Bradford Martz (included as exhibit 10.6 to the Form 10-Q filed on August 8, 2013, and incorporated herein by reference).

10.2
Employment Agreement, dated July 8, 2013, between United Insurance Holdings Corp. and Jay K. Williams (included as exhibit 10.1 to the Form 8-K filed on July 12, 2013, and incorporated herein by reference).

10.3
Employment Agreement, dated July 10, 2013, between United Insurance Holdings Corp. and Deepak Menon (included as exhibit 10.1 to the Form 8-K filed on July 11, 2013, and incorporated herein by reference).

10.4
Employment Agreement, dated August 26, 2013, between United Insurance Holdings Corp. and Andrew Swenson (included as exhibit 10.1 to the Form 8-K filed on August 26, 2013, and incorporated herein by reference).

10.5	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for its 2013 Annual Meeting, filed on April 16, 2013).

10.6	Restricted Stock Award Agreement, dated September 13, 2013, by and between United Insurance Holdings Corp. and Andrew Swenson

10.7	Restricted Stock Award Agreement, dated September 13, 2013, by and between United Insurance Holdings Corp. and Deepak Menon

10.8
Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.1 to the Form 8-K filed on September 30, 2013, and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

November 7, 2013	By:	/s/ John L. Forney
John L. Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

November 7, 2013	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)