Form 10-K
period 2013-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2014-02-24
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________

FORM 10-K
___________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Commission File Number 000-52833
United Insurance Holdings Corp.

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)
360 Central Avenue, Suite 900
St. Petersburg, Florida 33701
727-895-7737

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $0.0001 PAR VALUE PER SHARE	NASDAQ Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Non-affiliates held common stock issued by the registrant with an aggregate market value of $85,694,143 as of June 28, 2013, calculated using the closing sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2014, 16,209,315 shares of common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-K, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Annual Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K for the year ended December 31, 2013 or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies. Its business is conducted principally through the four wholly-owned subsidiaries shown below. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

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

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina, and Texas, and we are licensed to write in Georgia and New Hampshire. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

We conduct our operations under one business segment.

To achieve its goals in 2014, UPC Insurance seeks to:

•	Grow premium base in existing states until target market share is obtained;

•	Begin writing policies in several new states in support of our growth and diversification strategy;

•	Improve the efficiency of our catastrophe reinsurance program; and

•	Improve the cost-effectiveness of our operations.

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

In May 2007, FMG Acquisition Corp, a blank-check company, was incorporated under the laws of Delaware. In September 2008, in a cash and stock transaction, we completed a reverse merger whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG Acquisition Corp., merged with and into United Insurance Holdings, L.C., a Florida limited liability company, with United Insurance Holdings, L.C. remaining as the surviving entity. In connection with that merger, FMG Acquisition Corp. changed its name to United Insurance Holdings Corp. and became a public operating company trading in the over-the-counter market under the ticker symbol "UIHC". In April 2011, we founded our reinsurance affiliate, UPC Re. In August 2011, we merged United Insurance Holdings, L.C. into its parent corporation, United Insurance Holdings Corp. In December 2012, in connection with an underwritten public offering of 5,000,000 shares of our common stock, we applied to list our common stock on The Nasdaq Capital Market. Our application was approved, and our common stock began trading on The Nasdaq Capital Market on December 11, 2012.

Our principal executive offices are located at 360 Central Avenue, Suite 900, St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737.

Recent Events

On February 24, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend payable on March 21, 2014, to stockholders of record on March 14, 2014.

On February 12, 2014, our insurance affiliate filed for a 4.3% average rate increase on all new and renewal homeowner business written in Florida, which is currently pending approval by the state regulatory authority.

On February 4, 2014, our insurance affiliate filed for a 17.0% average rate increase on all new and renewal homeowner business written in Rhode Island, currently pending approval by the state regulatory authority.

On November 5, 2013, our Board declared a $0.03 per share cash dividend, which was paid on December 13, 2013, to stockholders of record on November 29, 2013.

Also on November 5, 2013, we assumed more than 18,000 policies from Citizens Property Insurance Corporation representing approximately $63,047,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

PRODUCTS AND DISTRIBUTION

Homeowners policies and related coverage account for essentially all of the business that we write. In 2013, homeowners policies (by which we mean both standard homeowners and dwelling fire policies) produced written premium of $365,249,000 and accounted for 96% of our total written premium. In addition to homeowners policies, we write flood policies, which accounted for the majority of the remaining 4% of our 2013 written premium. On our flood policies, we earn a commission while retaining no risk of loss, since all such risk is ceded to the federal government via the National Flood Insurance Program. Policies we issue under our homeowners programs in the various states where we do business provide both structure and content coverage. We offer standardized policies for a broad range of exposures, and our policies include coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners.

We currently market and distribute our policies to consumers through nearly 2,500 independent agencies. Our insurance affiliate has been focused on the independent agency distribution channel since its inception, and we believe we have built significant credibility and loyalty with the independent agent community in the states in which we operate. In 2011, we became a Trusted Choice partner company. Trusted Choice is a group of unaffiliated independent agents around the country that seek to maintain the highest levels of service quality and product offerings to consumers. Our insurance affiliate is one of 70 insurance companies nationwide that have qualified to be Trusted Choice partner companies. We recruit, train and appoint the full-service insurance agencies that distribute our products. Typically, a full service agency is small to medium in size and

UNITED INSURANCE HOLDINGS CORP.

represents several insurance companies for both personal and commercial product lines. We depend heavily upon our independent agents to produce new business for us. We compensate our independent agents primarily with fixed-rate commissions that are consistent with market practices. In addition to our relationships with individual agencies, we have important relationships with aggregators of underlying agency demand. The two most significant of these relationships are with Allstate in Florida, which, through its Ivantage program, refers homeowners to our insurance affiliate and other partner companies, and with the Florida Association of Insurance Agents (FAIA), which serves as a conduit between our insurance affiliate and many smaller agencies in Florida with whom we do not have direct appointments.

Our marketing representatives monitor and support our agents and also have the principal responsibility for recruiting and training our new agents. We manage our independent agents through periodic business reviews using established benchmarks/goals for premium volume and profitability.

COMPETITION

The market for homeowners insurance is highly competitive. In our primary market, Florida, there are over 170 licensed insurance companies that write homeowners' policies. The table below shows year-to-date in-force premium volume and market share for the top 20 companies in Florida as of September 30, 2013, which is the most recent date that the information is publicly available. We compete to varying degrees with all of these companies and others, including large national carriers, the state-sponsored homeowners insurance entity, and single state or regional carriers. Similar competitive groups exist in our other geographic markets.

Florida Property Insurance Market - Personal Residential and Commercial Residential - Ranked by DWP*
Company Name	Policies in-Force	Exposure	Direct Written Premium in-Force	Percentage Distribution
Citizens Property Insurance Corporation	1,200,524	$352,313,493,978	$2,610,686,875	23.5%
Universal Property & Casualty Insurance Company	511,386	110,409,347,259	761,743,132	6.9%
State Farm Florida Insurance Company	396,828	156,287,354,623	678,340,819	6.1%
Homeowners Choice Property & Casualty Insurance Company, Inc.	135,263	37,102,064,672	324,398,004	2.9%
Florida Peninsula Insurance Company	136,307	47,545,598,538	313,984,080	2.8%
American Coastal Insurance Company	4,023	43,238,192,761	295,327,333	2.7%
United Services Automobile Association	129,805	54,540,260,088	290,277,593	2.6%
St. Johns Insurance Company, Inc.	171,957	63,000,936,058	279,490,211	2.5%
United Property & Casualty Insurance Company	146,459	58,149,867,986	271,574,577	2.5%
Security First Insurance Company	177,070	48,173,189,535	230,281,590	2.1%
American Integrity Insurance Company of Florida	163,971	47,803,075,185	196,797,511	1.8%
Tower Hill Prime Insurance Company	119,365	48,130,932,038	195,461,316	1.8%
Federated National Insurance Company	100,268	42,278,681,786	181,943,601	1.6%
Federal Insurance Company	31,264	46,007,973,686	167,542,444	1.5%
People's Trust Insurance Company	72,799	21,837,383,315	159,483,890	1.4%
USAA Casualty Insurance Company	55,498	21,469,831,690	151,019,655	1.4%
Tower Hill Signature Insurance Company	86,966	27,519,887,292	142,864,077	1.3%
Castle Key Insurance Company	100,568	23,813,302,005	140,802,980	1.3%
Heritage Property & Casualty Insurance Company	85,627	24,227,056,655	137,804,147	1.2%
Tower Hill Preferred Insurance Company	64,865	27,646,846,863	134,798,558	1.2%
Total - Top 20 Insurers	3,890,813	1,301,495,276,013	7,664,622,393	69.1%
Total - All Insurers	6,100,328	$2,010,169,835,063	$11,104,579,184	100.0%
*The information displayed in the table above is compiled and published by the Florida Office of Insurance Regulation based on information filings submitted quarterly by all Florida licensed insurance companies. The information above is presented for each individual company and is not consolidated or aggregated.

UNITED INSURANCE HOLDINGS CORP.

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

We price our product at levels that we project will generate an acceptable underwriting profit. We try to be extremely granular in our approach, so that our price can accurately reflect the risk and profitability of each potential customer. In our pricing algorithm, we take into account historical loss costs (both attritional and catastrophic) for the rating territory in which the customer resides, as well as projected incremental reinsurance costs based on the specific geographic and structural characteristics of the home. In addition to the specific characteristics of the policy being priced, we also evaluate the effect of each incremental policy on our portfolio as a whole. In this regard, we seek to optimize our portfolio by diversifying our geographic exposure in order to limit our probable maximum loss, total insured value and average annual loss. We use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address as part of the optimization process. We establish underwriting guidelines to provide a uniform approach to our risk selection and to achieve underwriting profitability. After we bind a new risk, with few exceptions, we physically inspect the property. Our underwriters review the property inspection report during their risk evaluation and if the policy does not meet our underwriting criteria, we have the right to cancel the policy within 90 days in Florida and within 60 days in other states.

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

GEOGRAPHIC MARKETS

Our insurance affiliate began operations in Florida in 1999, and has operated continuously there since. In 2010, we began to expand to other states, beginning with South Carolina in 2010, Massachusetts in 2011 and Rhode Island in 2012. In 2013, we began writing business in North Carolina, New Jersey and Texas. We are also licensed to write business in Georgia and New Hampshire, though we have not yet begun to write policies there. It is a fundamental part of our strategy to diversify our operations outside of Florida and to write in multiple states where the perceived threat of natural catastrophes has caused large national insurance companies to reduce their concentration. In pursuit of this strategy, we have submitted applications for licensure in New York, Connecticut, and Louisiana.

The charts below show the geographic distribution of our 202,454 policies in-force as of December 31, 2013, and 135,297 policies in-force as of December 31, 2012.

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

UNITED INSURANCE HOLDINGS CORP.

The table below shows the analysis of our reserve for unpaid losses for each of our last three years on a GAAP basis:

	2013	2012	2011
Balance at January 1	$35,692	$33,600	$47,414
Less: reinsurance recoverable on unpaid losses	1,935	3,318	23,814
Net balance at January 1	$33,757	$30,282	$23,600
Incurred related to:
Current year	94,752	57,739	43,019
Prior years	4,078	670	(4,158)
Total incurred	$98,830	$58,409	$38,861
Paid related to:
Current year	62,494	37,906	28,857
Prior years	24,599	17,028	3,322
Total paid	$87,093	$54,934	$32,179

Net balance at December 31	$45,494	$33,757	$30,282
Plus: reinsurance recoverable on unpaid losses	1,957	1,935	3,318
Balance at December 31	$47,451	$35,692	$33,600

Composition of reserve for unpaid losses and LAE:
Case reserves	28,054	20,438	18,315
IBNR reserves	19,397	15,254	15,285
Balance at December 31	$47,451	$35,692	$33,600

UNITED INSURANCE HOLDINGS CORP.

LOSS RESERVE DEVELOPMENT

The table on the next page displays UPC Insurance's loss reserve development, on a GAAP basis, for business written in each year from 2003 through 2013; it does not distinguish between catastrophe and attritional losses. The following explanations of the main sections of the table should provide a better understanding of the information displayed:

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

Net liability re-estimated as of. This section displays the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. An increase or decrease from the original reserve estimate is caused by a combination of factors, including (i) claims being settled for amounts different than originally estimated, (ii) reserves being increased or decreased for claims remaining open as more information becomes available on those individual claims and (iii) more or fewer claims being reported after the year end than estimated.

Cumulative redundancy (deficiency) at December 31, 2013. The cumulative redundancy or deficiency results from the comparison of the net liability re-estimated as of the current balance sheet date to the original net liability, and it indicates an overestimation of the original net liability (a redundancy) or an underestimation of the original net liability (a deficiency).

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

UNITED INSURANCE HOLDINGS CORP.

	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Original net liability	$45,494	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590
Net cumulative paid as of:
One year later		24,599	17,028	3,322	12,533	8,984	9,707	9,047	12,872	10,962	4,549
Two years later			26,889	10,562	7,409	13,148	12,127	13,083	14,363	13,871	6,097
Three years later				16,776	12,444	6,030	14,310	14,115	15,582	14,868	6,594
Four years later					16,369	10,145	6,113	15,395	16,312	15,021	6,382
Five years later						13,441	9,552	7,032	17,356	15,214	6,368
Six years later							11,649	10,264	8,722	15,291	6,463
Seven years later								12,219	11,787	15,322	6,664
Eight years later									13,605	15,353	6,668
Nine years later										15,361	6,667
Ten years later											6,667
Net liability re-estimated as of:
End of year	$45,494	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590
One year later		37,835	30,952	19,442	21,674	16,556	16,864	17,652	18,802	12,989	6,061
Two years later			33,960	18,382	18,129	17,472	15,759	16,707	17,675	15,260	6,358
Three years later				20,395	17,123	14,400	16,505	16,337	17,355	15,586	7,051
Four years later					18,395	13,590	13,688	16,781	17,814	15,582	6,561
Five years later						14,838	12,568	14,140	18,052	15,672	6,730
Six years later							12,854	12,943	15,604	15,409	6,794
Seven years later								13,171	14,303	15,376	6,680
Eight years later									14,525	15,420	6,668
Nine years later										15,364	6,667
Ten years later											6,667
Cumulative redundancy (deficiency) at December 31, 2013		(4,078)	(3,678)	3,205	2,270	4,354	8,705	10,564	5,922	(6,915)	(3,077)
Cumulative redundancy (deficiency) as a % of reserves originally established		(12.1)%	(12.1)%	13.6%	11.0%	22.7%	40.4%	44.5%	29.0%	(81.8)%	(85.7)%
Net reserves	$45,494	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447	$8,449	$3,590
Ceded reserves	1,957	1,935	3,318	23,814	23,447	20,907	14,445	33,440	153,768	4,100	—
Gross reserves	$47,451	$35,692	$33,600	$47,414	$44,112	$40,099	$36,004	$57,175	$174,215	$12,549	$3,590

Net re-estimated		$37,835	$33,960	$20,395	$18,395	$14,838	$12,854	$13,171	$14,525	$15,364	$6,667
Ceded re-estimated		2,169	3,721	20,580	20,871	16,164	8,612	18,556	109,233	7,456	—
Gross re-estimated		$40,004	$37,681	$40,975	$39,266	$31,002	$21,466	$31,727	$123,758	$22,820	$6,667

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

	CALENDAR YEAR
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	1 YR Development	2 YR Development
2003 AY*	$9,161	$10,281	$10,120	$10,357	$10,266	$10,569	$10,637	$10,520	$10,505	$10,504	$10,504	$—	$1
2004 AY		39,636	43,633	45,211	46,036	45,864	45,891	45,742	45,721	45,766	45,710	56	11
2005 AY			58,205	53,998	52,824	52,509	52,901	53,378	50,963	49,618	49,894	(276)	1,069
2006 AY				36,386	31,195	30,570	29,728	29,946	29,753	29,857	29,864	(7)	(111)
2007 AY					31,465	27,432	26,696	27,000	26,824	26,901	26,958	(57)	(134)
2008 AY						33,039	31,157	31,338	31,083	31,394	32,356	(962)	(1,273)
2009 AY							43,732	43,826	43,406	43,155	43,179	(24)	227
2010 AY								41,525	40,862	40,858	41,596	(738)	(734)
2011 AY									43,018	44,746	45,744	(998)	(2,726)
2012 AY										57,746	58,818	(1,072)	—
2013 AY											94,750	—	—
(unfavorable) favorable												$(4,078)	$(3,670)
* Accident Year

As indicated above, the one-year development was $4,078,000 unfavorable for 2013, and a reconciliation of these components is as follows:

2013
Insurance affiliate schedule P, part 2 (loss and DCC) as filed	$(4,987)
Adjusting and other added to table above	228
One year development total including adjusting and other	(4,759)
Internal payment eliminations for consolidation	681
Consolidated one year development	$(4,078)

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

Florida state law requires our insurance affiliate to maintain adequate surplus as to policyholders such that 90% of written premiums divided by surplus does not exceed the ratio of 10:1 for gross written premiums or 4:1 for net written premiums. The ratio of gross and net written premium to surplus as of December 31, 2013, was 4.4:1 and 2.2:1, respectively, and our insurance affiliate’s surplus as regards policyholders of $78,362,000 exceeded the minimum capital of $5,000,000 required by state laws.

We are subject to various assessments imposed by governmental agencies or certain quasi-governmental entities. While we may be able to recover from policyholders some of the assessments imposed upon us, our payment of the assessments and our recoveries through policy surcharges may not offset each other in the same fiscal period in our financial statements. See Note 2(j) and Note 10 in our Notes to Consolidated Financial Statements for additional information regarding the assessments that we are currently collecting.

Limitations on Dividends by Insurance Subsidiaries

As a holding company with no significant business operations of our own, we rely on payments from our insurance affiliate as one of the principal sources of cash to pay dividends and meet our obligations. Our insurance affiliate is regulated as an insurance company in Florida and its ability to pay dividends is restricted by Florida law. For additional information regarding those restrictions, see Part II, Item 5 of this report.

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

At December 31, 2013, our insurance affiliate's RBC ratio was 632%.

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

Most states also have insurance laws requiring that rate schedules and other information be filed with the insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The insurance regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. On February 4, 2014, our insurance affiliate filed for a 17.0% average rate increase on all new and renewal homeowner business written in Rhode Island, currently pending approval by the state regulatory authority. On February 12, 2014, our insurance affiliate filed for a 4.3% average rate increase on all new and renewal homeowner business written in Florida, which is currently pending approval by the state regulatory authority.

UNITED INSURANCE HOLDINGS CORP.

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

FINANCIAL STABILITY RATING

Financial stability ratings are important to insurance companies in establishing their competitive position and such ratings may impact an insurance company’s ability to write policies. Demotech maintains a letter-scale financial stability rating system ranging from A** (A double prime) to L (licensed by insurance regulatory authorities); they have assigned our insurance affiliate a financial stability rating of A, which is the third highest of six rating levels. According to Demotech, "Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of A possess Exceptional financial stability related to maintaining surplus as regards policyholders at an acceptable level.” With a financial stability rating of A, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at our investors. At least annually, based on year-to-date results as of the third quarter, Demotech reviews our rating and may revise it upward or downward or revoke it at their sole discretion.

EMPLOYEES

As of February 2014, we have one part time employee, and a total of 89 full time employees, which includes our executive officers. We are neither party to any collective bargaining agreements nor have we experienced any work stoppages or strikes as a result of labor disputes. We believe we have good working relationships with our employees.

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

Item 1A. Risk Factors

Many factors affect our business and results of operations, some of which are beyond our control. Additional risks and uncertainties we are unaware of, or we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and our stockholders could lose all or part of their investment in our securities. This discussion contains forward-looking statements. See the section entitled FORWARD-LOOKING STATEMENTS for a discussion of uncertainties, risks and assumptions associated with these statements.

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

UNITED INSURANCE HOLDINGS CORP.

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

Though we began writing policies in South Carolina during 2010, Massachusetts in 2011, Rhode Island in 2012, and North Carolina, New Jersey, and Texas in 2013, we still write approximately 85% of our premium in Florida; therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

We are subject to increased exposure to certain catastrophic events such as hurricanes, as well as an increased risk of losses. The occurrence of one or more catastrophic events or other conditions affecting losses in Florida may cause a material adverse effect on our results of operations and financial condition.

We may enter new markets and there can be no assurance that our diversification strategy will be effective.

Although we intend to continue focusing on Florida as a key market for our insurance products, we also may seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification. Additionally, in order to carry out any such strategy, we would need to obtain the appropriate licenses from the insurance regulatory authority of any such state.

Because we rely on insurance agents, the loss of these agent relationships or our ability to attract new agents could have an adverse impact on our business.

We currently market our policies to a broad range of prospective policyholders through nearly 2,500 independent agencies. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents most commonly represent other insurance companies and we do not control their activities. Historically, we have used marketing relationships with two well-known national insurance companies that do not write new homeowners insurance policies in Florida and two associations of independent insurance agents in Florida to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network.

UNITED INSURANCE HOLDINGS CORP.

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

Our insurance affiliate is subject to assessments levied by various governmental and quasi-governmental entities in the states in which we operate. While we may have the ability to recover these assessments from policyholders through policy surcharges in some states in which we operate, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material adverse effect on our results of operations in a particular reporting period.

Violation(s) of certain debt covenants related to our note payable to the Florida State Board of Administration could allow the Florida SBA to call the note, which could cause a material adverse effect on our financial condition.

With regard to our note payable to the Florida SBA, we incurred additional interest expense during the first quarter of 2011 because we did not write enough premiums during the fourth quarter of 2010 to exceed the threshold required by the writing ratio covenants. As a remedy for covenant violations related to the note payable, the Florida SBA may make the note due and payable upon demand. Any demand by the Florida SBA for payment related to the note, whether immediate payment of the full balance or some other amount, is subject to approval by the insurance regulatory authority in Florida. Should the insurance regulatory authority grant approval of a demand for immediate full payment, such payment could cause a material adverse effect on our cash flows and financial condition. We were in compliance with the covenants under the note payable during the years ended December 31, 2013 and 2012.

Our failure to implement and maintain adequate internal controls over financial reporting in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have complied with the provisions regarding annual management assessments of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 during 2013 and 2012.

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

UNITED INSURANCE HOLDINGS CORP.

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

Loss of key vendor relationships or failure of a vendor to protect personal information of our customers, claimants or employees could affect our operations.

We rely on services and products provided by many vendors. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and human resource benefits management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect personal information of our customers, claimants or employees, we may suffer operational impairments and financial losses.

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

UNITED INSURANCE HOLDINGS CORP.

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

UNITED INSURANCE HOLDINGS CORP.

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

Although reinsurers are liable to us to the extent of the reinsurance coverage we purchase, we remain primarily liable as the direct insurer on all risks that we reinsure; therefore, our reinsurance agreements do not eliminate our obligation to pay claims. As a result, we are subject to risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: (i) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or (ii) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations.

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

Our determination of the amount of other-than-temporary impairment to record varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective investment type. We revise our evaluations and assessments as conditions change and new information becomes available, and we reflect changes in other-than-temporary impairments in our Consolidated Statements of Comprehensive Income. We base our assessment of whether other-than-temporary impairments have occurred on our case-by-case evaluation of the underlying reasons for the decline in fair value. We can neither provide assurance that we have accurately assessed whether the impairment of one or more of our investments is temporary or other-than-temporary, nor that we have accurately recorded amounts for other-than-temporary impairments in our financial statements. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

UNITED INSURANCE HOLDINGS CORP.

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

UNITED INSURANCE HOLDINGS CORP.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and at prices that you find appropriate.

Trading in our common stock has been limited. The lack of liquidity in our common stock results not only from limited trading, but also from delays in the timing of transactions and a dearth in security analysts' and the media's coverage of UIHC. As a result of the foregoing, it may be difficult to sell your shares of our common stock. You may obtain lower prices for our common stock than you might otherwise obtain in more liquid markets and you may experience a larger spread between the high and low prices for our common stock.

Future sales of substantial amounts of our common stock by us or our existing stockholders could cause our stock price to decrease.

We have registered up to $75,000,000 of our securities, which we may sell from time to time in one or more offerings.  Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions), or the perception that such additional sales could occur, could cause the market price of our common stock to decrease.

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

Our officers and directors beneficially owned approximately 25% of UPC Insurance at December 31, 2013. Our officers' and directors' interests may conflict with the interests of other holders of our common stock and our officers and directors may take action affecting us with which other stockholders may disagree. Our officers and directors, acting together, have the ability to exert significant influence over the following:

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

We have also adopted a shareholder rights plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our Company or a large block of our common stock. A third party that acquires 20% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the shareholder rights plan through the issuance of common stock to all stockholders other than the acquiring person. In certain circumstances the foregoing threshold may be reduced to 15%.

Together these provisions may make the removal of our management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 23,000 square feet of office space at 360 Central Avenue, St. Petersburg, Florida 33701, in Suites 900 and 600. Our rental payments for the 9th and 6th floors, respectively, were $22.00 and $21.50 per square foot, and will increase each year through the final year, in which we will pay rent of $25.50 and $24.92 per square foot for the 9th and 6th floors respectively, plus our percentage increase in the common area maintenance charge. Our lease agreement expires in November 2017; however, we have two options to terminate the lease with 180 days of advance notice after completing twenty-four or thirty-six months of tenancy. We consider our current office facility suitable for our business as it is presently conducted. We do not own any real estate or other physical properties. Our facility is in good condition.

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

At December 31, 2013, we were not involved in any non claims-related legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

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

The table below sets forth, for the calendar quarter indicated, the high and low sales prices of our common stock as reported on the Over-the-Counter Bulletin Board or NASDAQ (as applicable). The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Sales Prices
	High	Low
2013
Fourth Quarter	$14.48	$8.33
Third Quarter	8.99	6.82
Second Quarter	7.10	5.53
First Quarter	6.26	4.77
2012
Fourth Quarter	6.13	5.15
Third Quarter	6.10	4.75
Second Quarter	5.95	4.60
First Quarter	6.00	4.05

HOLDERS OF COMMON EQUITY

As of February 24, 2014, we had 2,878 holders of record of our common stock.

DIVIDENDS

During the twelve month period ended December 31, 2013, we declared and paid dividends of $0.03 per share, each quarter, for total dividends paid of $1,944,000. During 2012, we paid a $0.03 per share dividend in the fourth quarter and a $0.05 per share dividend in April, for total dividends paid of $982,000. In conjunction with the fourth quarter 2012 dividend, our Board indicated its intention to consistently pay a quarterly dividend. However, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

UNITED INSURANCE HOLDINGS CORP.

Under Florida law, a Florida-domiciled insurer like our insurance affiliate may not pay any dividend or distribute cash or other property to its stockholders except out of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to stockholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On June 14, 2012, John Forney began serving as our Chief Executive Officer. We awarded him 86,990 shares of restricted common stock in connection with his employment with our company. On June 14, 2013, 17,398 shares of Mr. Forney's restricted stock vested. The remaining restricted shares vest in twenty percent increments on each of the four anniversaries of June 14, 2013, provided that Mr. Forney is continuously employed by our company from June 14, 2012 through the applicable vesting dates. However, if Mr. Forney's employment with our company terminates due to either (a) our termination of Mr. Forney's employment without cause (as defined in the Employment Agreement, included as Exhibit 10.19 to this annual report

UNITED INSURANCE HOLDINGS CORP.

on Form 10-K), or (b) Mr. Forney's termination of his employment for good reason (as defined in the Employment Agreement), so long as (in either case) proper notice of such termination is timely provided in accordance with the Employment Agreement, the restricted shares that would vest on the vesting date that occurs during the year in which the termination occurs shall, if not already vested, automatically and immediately vest as of the later of (i) the date of the termination of Mr. Forney's employment with our company or (ii) the date on which a release of claims against our company (as described in Section 4.10 of the Employment Agreement) becomes effective. If Mr. Forney's employment with our company terminates for any other reason before the date that restricted shares have vested, the shares that have not yet vested as of the date of such termination will immediately be forfeited as of the date of such termination.

On October 1, 2012, B. Bradford Martz began serving as our Chief Financial Officer. In conjunction with his employment, we awarded him 3,900 shares of common stock that will vest on April 1, 2014.

Throughout 2013, we awarded shares of restricted common stock to Andrew Swenson, Deepak Menon and Jay Williams in connection with their employment agreements. The 2,167 and 2,110 shares of restricted common stock awarded to Messrs. Swenson and Menon, respectively, will vest on September 13, 2014, and Mr. Williams' 2,299 shares of restricted common stock will vest on October 1, 2014.

The shares of restricted stock for Messrs. Forney, Martz, Swenson and Menon were issued to newly appointed executive officers, who were not previously employed by or directors of our Company, as an inducement for entering into employment with our Company.  The issuance of these shares of restricted stock was approved by our compensation committee.

The following table sets forth information as of December 31, 2013 regarding our 2013 Omnibus Incentive Plan. The 2,299 shares described in the following table were issued under out 2013 Omnibus Incentive Plan during the year ended December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,299	8.70	997,701
Equity compensation plans not approved by security holders	77,769	5.47	—
Total	80,068	5.56	997,701

RECENT SALES OF UNREGISTERED SECURITIES

During 2013, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2013, we did not repurchase any of our equity securities.

Item 6. Selected Financial Data

Pursuant to Regulation S-K, we are not required to make disclosures under this Item until we file our Form 10-Q for the first quarter of 2014.

UNITED INSURANCE HOLDINGS CORP.

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

•	For Investments: credit quality, maximizing total return, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification, and portfolio duration; and

•	For Financial Condition: liquidity, reserve strength, financial strength, ratings, operating leverage, book value per share, capital preservation, return on investment, and return on equity.

2013 HIGHLIGHTS

•	Consolidated net income was $20,342,000 in 2013 compared to $9,705,000 in 2012. Net income per diluted share was $1.26 in 2013 compared to $0.91 in 2012.

•	Our combined ratio (calculated as operating expenses plus other income (expenses) less interest expense relative to net premiums earned) was 88% in 2013 compared to 95% in 2012.

•	Total revenues were $208,080,000 in 2013 compared to $131,234,000 in 2012.

•	Investment and cash holdings were $323,814,000 at December 31, 2013, compared to $223,385,000 at December 31, 2012.

•	Investment income was $3,871,000 in 2013 compared to $3,083,000 in 2012.

•	Realized losses were $(129,000) in 2013 compared to realized gains of $2,160,000 in 2012.

•
Book value per diluted share (ratio of stockholders' equity to total shares outstanding and dilutive potential shares outstanding) was $6.64 at December 31, 2013, a 16% increase from $5.70 at December 31, 2012.

•	Return on average equity for the twelve months ended December 31, 2013 was 21%, compared to 16% for the twelve months ended December 31, 2012.

•	Policies in-force were 202,454 at December 31, 2013, a 50% increase from 135,297 policies in-force at December 31, 2012.

UNITED INSURANCE HOLDINGS CORP.

CONSOLIDATED NET INCOME

($ in thousands)	Year Ended December 31,
	2013	2012	2011
REVENUE:
Gross premiums written	$381,352	$254,909	$203,806
Increase in gross unearned premiums	(64,644)	(28,655)	(22,969)
Gross premiums earned	316,708	226,254	180,837
Ceded premiums earned	(119,330)	(104,286)	(90,757)
Net premiums earned	197,378	121,968	90,080
Net investment income	3,871	3,083	2,823
Net realized gains (losses)	(129)	2,160	158
Other-than-temporary impairments	—	—	(31)
Other revenue	6,960	4,023	3,388
Total revenue	208,080	131,234	96,418
EXPENSES:
Losses and loss adjustment expenses	98,830	58,409	38,861
Policy acquisition costs	50,623	36,877	29,054
Operating expenses	9,222	8,630	5,090
General and administrative expenses	14,552	11,734	9,674
Interest expense	367	355	548
Total expenses	173,594	116,005	83,227
Income before other income (expenses)	34,486	15,229	13,191
Other income (expenses)	1	485	(175)
Income before income taxes	34,487	15,714	13,016
Provision for income taxes	14,145	6,009	4,928
Net income	$20,342	$9,705	$8,088
Net income per diluted share	$1.26	$0.91	$0.77
Book value per share	$6.64	$5.70	$5.31
Return on average equity	20.8%	16.1%	16.1%
Loss ratio, net[1]	50.0%	47.9%	43.1%
Expense ratio[2]	37.7%	46.9%	48.6%
Combined ratio (CR)[3]	87.7%	94.8%	91.7%
Effect of current year catastrophe losses on CR	1.8%	3.0%	—%
Effect of prior year development on CR	2.1%	0.6%	(4.8)%
Underlying combined ratio[4]	83.8%	91.2%	96.5%
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

•	reserves for unpaid losses,

•	fair value of investments, and

•	investment portfolio impairments.

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

UNITED INSURANCE HOLDINGS CORP.

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

UNITED INSURANCE HOLDINGS CORP.

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

As discussed in Note 2(c) in our Notes to Consolidated Financial Statements, we value our investments at fair value using quoted prices from active markets, to the extent available. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our available for sale portfolio or in any other assets which require us to use unobservable inputs.

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

If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We use our best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security's original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and

UNITED INSURANCE HOLDINGS CORP.

supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income. If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

There are a number of assumptions and estimates inherent in evaluating impairments of equity securities and determining if they are other than temporary, including: (1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the length of time and extent to which the fair value has been less than cost; (3) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and (4) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity.

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: (1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; (2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and (3) changes in facts and circumstances that result in changes to management's intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on stockholders' equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of taxes would already be reflected as a component of accumulated other comprehensive income in stockholders' equity.

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

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - DECEMBER 31, 2013 COMPARED TO DECEMBER 31, 2012

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $323,814,000 at December 31, 2013.

The following table summarizes our investments, by type:

	December 31, 2013		December 31, 2012
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$97,480	30.1%	$95,208	42.6%
Foreign governments	3,227	1.0%	—	—%
States, municipalities and political subdivisions	45,777	14.1%	19,035	8.5%
Corporate securities	126,540	39.1%	34,654	15.5%
Redeemable preferred stocks	—	—%	260	0.1%
Total fixed maturities	273,024	84.3%	149,157	66.7%
Common stocks	15,353	4.7%	2,465	1.1%
Nonredeemable preferred stocks	249	0.1%	258	0.1%
Total equity securities	15,602	4.8%	2,723	1.2%
Other long-term investments	300	0.1%	300	0.2%
Total investments	$288,926	89.2%	$152,180	68.1%
Cash and cash equivalents	$34,888	10.8%	$71,205	31.9%
Total cash, cash equivalents and investments	$323,814	100.0%	$223,385	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2013 and 2012 consisted mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Our equity holdings consist mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. Most of the corporate bonds we hold reflect a similar diversification. At December 31, 2013, approximately 85% of our fixed maturities were U.S. Treasuries, states, municipalities and political subdivisions, or corporate bonds rated “A” or better, and 15% were corporate bonds rated “BBB”.

At December 31, 2013, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $336,000; approximately $319,000 of the total related to seven fixed maturities, while one equity security reflected an unrealized loss of $17,000. We currently have no plans to sell these eight securities, and we expect to fully recover our cost basis. We reviewed these securities and determined that we did not need to record impairment charges at December 31, 2013. Similarly, we did not record impairment charges at December 31, 2012.

UNITED INSURANCE HOLDINGS CORP.

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

In addition to FHCF coverage, we purchased private reinsurance below, alongside, and above the FHCF layer. The contracts comprising our program are described below:

•
Below FHCF - provides coverage on $167,200,000 of losses in excess of $20,000,000 and is 100% placed. The first reinstatement of limits is prepaid and the second and final reinstatement requires additional premium.

•	Mandatory FHCF - provides 90% of $490,600,000 of losses in excess of $187,200,000 with no reinstatement of limits.

•	Excess - provides coverage on $172,860,000 of losses in excess of the private and FHCF reinsurance coverage and is 100% placed.

See Note 6 in our Notes to Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2013 COMPARED TO 2012

Revenues

Revenues for the year ended December 31, 2013 increased $76,846,000, or 59%, to $208,080,000, from $131,234,000 for the twelve-months ended December 31, 2012, primarily due to a $75,410,000, or 62%, increase in net premiums earned. In 2013, our gross written premiums increased $126,443,000, or 50%, to $381,352,000, from $254,909,000 in 2012 because we wrote approximately 54,800 more new and renewal policies in 2013 compared to 2012 as we expanded our business in Florida and in other states. In addition to our organic growth, gross written premiums increased because we assumed over 33,000 policies, representing approximately $51,578,000 of assumed premiums from Citizens Property Insurance Corporation during 2013. Our year-over-year growth in written premiums and new and renewal policies by state are shown below:

States	2013 GWP	2012 GWP	YOY Growth	% YOY Growth
Florida	$325,048	$228,280	$96,768	77%
South Carolina	24,666	16,678	7,988	6%
Massachusetts	16,156	6,334	9,822	8%
Rhode Island	11,381	3,617	7,764	6%
North Carolina	3,386	—	3,386	3%
New Jersey	565	—	565	—%
Texas	150	—	150	—%
Total	$381,352	$254,909	$126,443	100%

States	2013 Policies*	2012 Policies*	YOY Growth	% YOY Growth
Florida	163,314	117,233	46,081	68%
South Carolina	15,186	10,569	4,617	7%
Massachusetts	10,900	4,247	6,653	10%
Rhode Island	9,990	3,248	6,742	10%
North Carolina	2,533	—	2,533	4%
New Jersey	429	—	429	1%
Texas	102	—	102	—%
Total	202,454	135,297	67,157	100%
* Includes homeowner and dwelling fire policies in-force only

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write, as we commence operations in Georgia and New Hampshire in the current year and as we expand into the other states discussed previously.

Realized gains decreased $2,289,000 in 2013 because we sold fixed maturities in an unrealized gain position during the fourth quarter of 2012 to reposition our portfolio, whereas in 2013 our realized losses were driven by sales of our short-term investments.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the twelve months ended December 31, 2013 increased $57,589,000, or 50%, primarily due to increased losses, policy acquisition costs and general and administrative expenses. Our GAAP net combined ratio improved 7.1 points for the year compared to the same period in 2012. Our underlying net combined ratio, which excludes losses from catastrophes and reserve development, also improved 7.4 points for the year signaling a significant improvement in our core operating results over the same period in 2012. Both the combined and underlying combined ratios decreased primarily due to strong premium growth and a lower ceded reinsurance premium percentage for the year compared to the prior year. As a result of these factors, net premiums earned increased $75,410,000, or 62%, to $197,378,000 for the year ended December 31, 2013, compared to $121,968,000 for the year ended December 31, 2012 as we continued to generate new policies in Florida and in other states and assumed policies from Citizens. The increase in net premiums earned was partially offset by the increase in our underlying loss costs, which increased approximately $40,421,000 during 2013 compared to the same period in 2012. The increase in underlying loss costs for the year ended December 31, 2013, was driven primarily by the growth of policies in-force and increased frequency and severity of water-related losses throughout Florida as shown below:

	Year Ended December 31,
	2013	2012	Change
Net Loss and LAE	$98,830	$58,409	$40,421
% of Gross earned premiums	31.2%	25.8%	5.4 pts
% of Net earned premiums	50.0%	47.9%	2.1 pts
Less:
Current year catastrophe losses	$3,602	$3,666	$(64)
Prior year reserve development	4,078	670	3,408
Underlying loss and LAE*	$91,150	$54,073	$37,077
% of Gross earned premiums	28.8%	23.9%	4.9 pts
% of Net earned premiums	46.1%	44.3%	1.8 pts

Policy acquisition costs	$50,623	$36,877	$13,746
Operating and underwriting	9,222	8,630	592
General and administrative	14,552	11,734	2,818
Total Operating Expenses	$74,397	$57,241	$17,156
% of Gross earned premiums	23.5%	25.3%	-1.8 pts
% of Net earned premiums	37.7%	46.9%	-9.2 pts

Combined Ratio - as % of gross earned premiums	54.7%	51.1%	3.6 pts
Underlying Combined Ratio - as % of gross earned premiums	52.3%	49.2%	3.1 pts

Combined Ratio - as % of net earned premiums	87.7%	94.8%	-7.1 pts
Underlying Combined Ratio - as % of net earned premiums	83.8%	91.2%	-7.4 pts

* Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

UNITED INSURANCE HOLDINGS CORP.

Our gross underlying loss ratio increased to 28.8% for the year ended December 31, 2013, which was up 4.9 points from 23.9% for the year ended December 31, 2012. The increase in our gross underlying loss ratio was primarily due to an approximate 12% increase in the frequency of water related losses over the same period in 2012.

Losses and loss adjustment expenses increased to $98,830,000 for the year ended December 31, 2013, from $58,409,000 for the same period in 2012. Prior year adverse development for the year ended December 31, 2013, was $4,078,000 compared to $670,000 for the same period in 2012. Our net loss and loss adjustment expense ratio history along with the impact of reserve development and catastrophe losses is as follows:

	Historical Reserve Development
($ in thousands, except ratios)	2008	2009	2010	2011	2012	2013
Reserve development (unfavorable)	$4,977	$2,976	$(1,006)	$4,158	$(670)	$(4,078)
Development as a % of earnings before interest and taxes	12.0%	47.4%	71.0%	32.3%	4.3%	11.7%
Consolidated net loss ratio (LR)	34.6%	52.1%	63.6%	43.1%	47.9%	50.0%
Reserve (unfavorable) favorable development on LR	6.2%	3.8%	(1.5)%	3.9%	(0.6)%	(2.1)%
Current year catastrophe losses on LR	(4.0)%	(0.2)%	—%	—%	(3.0)%	(1.8)%
Underlying net loss ratio*	36.8%	55.7%	62.1%	47.0%	44.3%	46.1%
* Underlying Net Loss Ratio is a non-GAAP measure and is reconciled above to the Consolidated Net Loss Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Overall our attritional loss experience by accident year excluding catastrophes has been stable or trending downwards for the past several years, but did increase in the 2013 accident year due to higher overall frequency and severity of water related losses and lower premiums per unit of exposure resulting from our growth outside of Florida as shown in the following table:

					Expected	Expected
		Case		Expected	Ultimate Gross	Ultimate	Premium
Accident	Paid	Loss & LAE	IBNR	Ultimate	Loss & LAE	Loss & LAE	per
Year	Loss & LAE	Reserves	Reserves	Loss & LAE	Ratio	per Exposure(1)	Exposure(2)
2005	$37,491,785	$20,252	$4,172	$37,516,209	31.9%	$592	$1,857
2006	29,523,003	26,334	5,376	29,554,713	22.2%	392	1,751
2007	26,307,616	187,440	47,877	26,542,933	18.5%	400	2,160
2008	26,696,816	15,309	8,742	26,720,867	20.7%	376	1,820
2009	42,616,461	308,018	174,977	43,099,456	29.9%	472	1,577
2010	40,232,515	1,011,984	589,578	41,834,077	28.6%	478	1,670
2011	42,033,616	2,360,372	1,070,011	45,463,999	26.6%	477	1,793
2012	49,254,868	2,517,267	2,813,809	54,585,944	25.3%	469	1,851
2013	59,276,905	19,735,933	11,878,462	90,891,300	29.9%	534	1,786
1 Defined as the total sum we expect to pay for fully developed losses and loss adjusting expenses (i.e. paid losses, incurred losses and incurred but not reported losses) divided by earned house years.
2 Defined as gross earned premiums divided by earned house years.

UNITED INSURANCE HOLDINGS CORP.

As indicated above, our case loss & LAE and IBNR reserves by accident year (AY) excluding catastrophes are $26,183,000 and $16,593,000, respectively, and a reconciliation of these reserves to our total reserves is as follows:

	Case
	Loss & LAE	IBNR
	Reserves	Reserves
Loss reserves from table above	$26,183	$16,593
Catastrophe reserves	1,617	1,095
2004 AY reserves, flood reserves and other reserve adjustments	254	1,709
Total case and IBNR reserves	$28,054	$19,397

Policy acquisition costs increased to $50,623,000 for the year ended December 31, 2013, from $36,877,000 for the same period of 2012, or 37%. These costs vary directly with the growth in gross premiums earned which increased 40% over the prior year.

General and administrative expenses increased $2,818,000 to $14,552,000 compared to $11,734,000 in 2012 due primarily to an increase in salaries and related expenses to support our growth.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2012 COMPARED TO 2011

Revenues

Revenues for the year ended December 31, 2012 increased $34,816,000, or 36%, to $131,234,000, from $96,418,000 for the twelve-months ended December 31, 2011. The increase in revenues was primarily driven by a $31,888,000, or 35%, increase in net premiums earned. The growth in net premiums earned for 2012 was fueled by continued growth in new business in Florida and other states.

Expenses

Expenses for the twelve months ended December 31, 2012 increased $32,778,000, or 39%, primarily due to increased losses. Losses and loss adjustment expenses increased to $58,409,000 for the full year ended 2012, from $38,861,000 during 2011. Our losses for the year were impacted by catastrophe losses and development on prior accident years. In 2012, our current year catastrophe losses were $3,666,000, compared to $792,000 in 2011. The $2,678,000 year-over-year increase resulted from current year catastrophe losses incurred from Tropical Storms Debby and Issac and Superstorm Sandy. In 2012, we experienced unfavorable reserve development of $670,000 on 2011 and prior accident years, while in 2011, we experienced $4,158,000 of favorable reserve development on 2010 and prior accident years.

Policy acquisition costs increased $7,823,000, or 27%, in 2012. These costs vary directly with and as a percentage of gross premiums earned, which increased 25%. Operating costs increased $3,540,000, or 70%, in 2012 due to the FIGA assessment and company growth. General and administrative expenses increased $2,060,000, or 21%, in 2012 due to increased personnel costs and related expenses to support our growth.

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

As a holding company, we do not conduct any business operations of our own and as a result, we rely on cash dividends or intercompany loans from our management affiliate to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate our insurance affiliate, including restricting any dividends paid by our insurance affiliate and requiring approval of any management fee our insurance affiliate pays to our management affiliate for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. Our management affiliate subsidiary pays us dividends primarily using cash from the collection of management fees from our insurance affiliate, pursuant to a management agreement in effect between those entities.

Operating Activities

During the year ended December 31, 2013, our operations generated cash of $107,766,000, compared to generating $34,312,000 of cash during the same period in 2012. The $73,454,000 increase in operating cash was primarily driven by increased premium collections of $102,267,000 due to the increased writings we experienced during 2013 compared to the same period in 2012 and by the $51,578,000 of assumed premiums received from Citizens Property Insurance Corporation for the assumption of over 33,000 policies during 2013. The increase in cash inflows described above was partially offset by increased claims payments, reinsurance payments, agent commission payments, tax payments and increased operating expense payments. Claim payments increased approximately $33,124,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Reinsurance payments increased approximately $30,342,000 because we purchased more reinsurance coverage under our 2013-2014 contracts than we purchased under our 2012-2013 contracts. Agent commission payments, operating expense payments and income tax payments increased $11,450,000, $1,962,000 and $3,114,000, respectively, due to the overall growth in the business during 2013 compared to the same period in 2012.

UNITED INSURANCE HOLDINGS CORP.

Investing Activities

During the year ended December 31, 2013, our investing activities used $144,154,000 of cash compared to using $25,894,000 of cash in 2012 because purchases of investments increased $165,980,000 in 2013 compared to 2012 as we invested our excess operating cash.

See Note 3 in our Notes to Consolidated Financial Statements for a table that summarizes our fixed maturities at December 31, 2013, by contractual maturity periods.

Financing Activities

During the year ended December 31, 2013, our financing activities provided cash of $71,000 compared to providing $21,148,000 of cash in 2012. The decrease occurred primarily because we raised $23,947,000 from the issuance of 5,000,000 shares of common stock in December 2012, whereas we raised $3,591,000 in January 2013 from the underwriters exercise of the over-allotment. In addition, we paid $1,944,000 of dividends in 2013, compared to $982,000 paid in 2012. See Note 16 in our Notes to Consolidated Financial statements for additional information on the underwritten offering.

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

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires our insurance affiliate to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At December 31, 2013, our insurance affiliate’s surplus as regards policyholders was $78,362,000, exceeding the minimum requirements. Florida law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2013.

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

On November 5, 2013, our Board declared a $0.03 per share quarterly dividend, paid on December 13, 2013 to stockholders of record on November 29, 2013. On August 7, 2013, our Board declared a $0.03 per share quarterly dividend, paid on September 14, 2013 to stockholders of record on August 30, 2013. On May 7, 2013, our Board declared a $0.03 per share quarterly dividend, paid on June 14, 2013 to stockholders of record on May 31, 2013. On March 6, 2013, our Board declared a $0.03 quarterly dividend, paid on March 27, 2013 to stockholders of record on March 20, 2013. Any future dividends will depend upon circumstances at the time, and our Board must approve and declare any such dividends.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2013, we had no off-balance-sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 13 in our Notes to Consolidated Financial Statements for a discussion of our related party transactions, including those with Hamilton Risk Management (HRM) and 1347 Advisors, that were terminated during 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Regulation S-K, we are not required to make disclosures under this Item until our Form 10-Q for the first quarter of 2014.

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules of United Insurance Holdings Corp. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Insurance Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 24, 2014 expressed an unqualified opinion on the effectiveness of United Insurance Holdings Corp’s internal control over financial reporting.

/s/ McGladrey LLP

Raleigh, North Carolina
February 24, 2014

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $274,651 and $145,089, respectively)	$273,024	$149,157
Equity securities (adjusted cost of $13,825 and $2,537 respectively)	15,602	2,723
Other long-term investments	300	300
Total investments	288,926	152,180
Cash and cash equivalents	34,888	71,205
Accrued investment income	1,752	760
Premiums receivable, net	26,076	17,154
Reinsurance recoverable on paid and unpaid losses	2,426	2,272
Prepaid reinsurance premiums	55,268	49,916
Deferred policy acquisition costs	25,186	16,978
Other assets	6,708	3,149
Total Assets	$441,230	$313,614
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$47,451	$35,692
Unearned premiums	193,428	128,785
Reinsurance payable	39,483	26,063
Other liabilities	38,575	19,206
Notes payable	14,706	15,882
Total Liabilities	333,643	225,628
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 16,421,398 and 15,660,922 issued; 16,209,315 and 15,448,839 outstanding, respectively	2	2
Additional paid-in capital	27,800	24,076
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	92	2,613
Retained earnings	80,124	61,726
Total Stockholders' Equity	107,587	87,986
Total Liabilities and Stockholders' Equity	$441,230	$313,614

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
REVENUE:
Gross premiums written	$381,352	$254,909	$203,806
Increase in gross unearned premiums	(64,644)	(28,655)	(22,969)
Gross premiums earned	316,708	226,254	180,837
Ceded premiums earned	(119,330)	(104,286)	(90,757)
Net premiums earned	197,378	121,968	90,080
Net investment income	3,871	3,083	2,823
Net realized gains (losses)	(129)	2,160	158
Other-than-temporary impairments	—	—	(31)
Other revenue	6,960	4,023	3,388
Total revenue	208,080	131,234	96,418
EXPENSES:
Losses and loss adjustment expenses	98,830	58,409	38,861
Policy acquisition costs	50,623	36,877	29,054
Operating expenses	9,222	8,630	5,090
General and administrative expenses	14,552	11,734	9,674
Interest expense	367	355	548
Total expenses	173,594	116,005	83,227
Income before other income (expenses)	34,486	15,229	13,191
Other income (expenses)	1	485	(175)
Income before income taxes	34,487	15,714	13,016
Provision for income taxes	14,145	6,009	4,928
Net income	$20,342	$9,705	$8,088
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on investments	(4,233)	2,602	4,291
Reclassification adjustment for net realized investment gains (losses)	129	(2,160)	(158)
Reclassification adjustment for other-than-temporary impairments	—	—	31
Income tax benefit (expense) related to items of other comprehensive income	1,583	(170)	(1,607)
Total comprehensive income	$17,821	$9,977	$10,645

Weighted average shares outstanding
Basic	16,100,882	10,607,751	10,442,034
Diluted	16,183,098	10,655,524	10,442,034

Earnings per share
Basic	$1.26	$0.91	$0.77
Diluted	1.26	0.91	0.77

Dividends declared per share	$0.12	$0.08	$0.05

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders' Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock
	Shares	Amount
December 31, 2010	10,573,932	$1	$75	$—	$(216)	$45,433	$45,293
Net income	—	—	—	—	—	8,088	8,088
Net unrealized change in investments, net of tax	—	—	—	—	2,557	—	2,557
Acquisition of treasury stock	(212,083)	—	—	(431)	—	—	(431)
Cash dividends on common stock	—	—	—	—	—	(518)	(518)
December 31, 2011	10,361,849	1	75	(431)	2,341	53,003	54,989
Net income	—	—	—	—	—	9,705	9,705
Net unrealized change in investments, net of tax	—	—	—	—	272	—	272
Restricted stock award	86,990	—	55	—	—	—	55
Issuance of common stock, net of costs	5,000,000	1	23,946	—	—	—	23,947
Cash dividends on common stock	—	—	—	—	—	(982)	(982)
December 31, 2012	15,448,839	2	24,076	(431)	2,613	61,726	87,986
Net income	—	—	—	—	—	20,342	$20,342
Net unrealized change in investments, net of tax	—	—	—	—	(2,521)	—	(2,521)
Restricted stock award	10,476	—	133	—	—	—	133
Issuance of common stock, net of costs	750,000	—	3,591	—	—	—	3,591
Cash dividends on common stock	—	—	—	—	—	(1,944)	(1,944)
December 31, 2013	16,209,315	$2	$27,800	$(431)	$92	$80,124	$107,587

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$20,342	$9,705	$8,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	697	684	719
Bond amortization and accretion	1,323	576	499
Net realized (gains) losses	129	(2,160)	(158)
Other-than-temporary impairments	—	—	31
Provision for uncollectible premiums	59	37	23
Deferred income taxes, net	1,150	(661)	(600)
Stock based compensation	133	55	—
Changes in operating assets and liabilities:
Accrued investment income	(992)	226	(572)
Premiums receivable	(8,981)	(5,986)	(3,403)
Reinsurance recoverable on paid and unpaid losses	(154)	2,186	22,846
Prepaid reinsurance premiums	(5,352)	(8,948)	(2,660)
Deferred policy acquisition costs, net	(8,208)	(4,654)	(2,982)
Other assets	(1,972)	1,035	371
Unpaid losses and loss adjustment expenses	11,759	2,092	(13,814)
Unearned premiums	64,644	28,655	22,969
Reinsurance payable	13,420	9,492	1,589
Other liabilities	19,769	1,978	5,703
Net cash provided by operating activities	107,766	34,312	38,649
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	102,210	52,640	36,594
Purchases of investments available for sale	(244,514)	(78,534)	(102,464)
Purchase of note receivable	—	—	(2,250)
Cost of property and equipment acquired	(288)	—	(20)
Cost of capitalized software acquired	(1,562)	—	(15)
Net cash used in investing activities	(144,154)	(25,894)	(68,155)
FINANCING ACTIVITIES
Repayments of borrowings	(1,176)	(1,177)	(1,176)
Repurchases of common stock	—	—	(431)
Dividends	(1,944)	(982)	(518)
Bank overdrafts	(400)	(640)	1,626
Proceeds from issuance of common stock, net of costs	3,591	23,947	—
Net cash provided by (used in) financing activities	71	21,148	(499)
Increase (decrease) in cash	(36,317)	29,566	(30,005)
Cash and cash equivalents at beginning of period	71,205	41,639	71,644
Cash and cash equivalents at end of period	$34,888	$71,205	$41,639
Supplemental Cash Flows Information
Interest paid	$341	$311	$553
Income taxes paid	$9,867	$6,753	$4,360
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company and UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential property and casualty insurance policies using a network of agents and a group of wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company, our insurance affiliate, which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., our management affiliate, the managing general agent that manages substantially all aspects of our insurance affiliate's business; Skyway Claims Services, LLC, our claims adjusting affiliate, that provides services to our insurance affiliate; and UPC Re, our reinsurance affiliate, that provides a portion of the reinsurance protection purchased by our insurance affiliate.

Our primary product is homeowners' insurance, which we currently offer in Florida, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina, and Texas, under authorization from the insurance regulatory authorities in each state. We are also licensed to write property and casualty insurance in Georgia and New Hampshire; however, we have not commenced writing in these states. Our insurance affiliate has also applied to insurance regulatory authorities in three additional states to write property and casualty lines.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). While preparing our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, reinsurance recoverable, deferred policy acquisition costs, and investments. Except for the captions on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

We reclassified certain amounts in the 2012 and 2011 financial statements to conform to the 2013 presentation. These reclassifications had no impact on our results of operations, cash flows, or stockholders' equity, as previously reported.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

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

If we determine that an equity security has incurred an other-than-temporary impairment, we permanently reduce the cost of the security to fair value and recognize an impairment charge in net income. If a debt security is impaired and we either intend to sell the security or it is more likely than not that we will have to sell the security before we are able to recover the amortized cost, then we record the full amount of the impairment in net income. If we determine that an impairment of a debt security is other-than-temporary and we neither intend to sell the security nor it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, then we separate the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. We record the amount of the impairment related to the credit loss as an impairment charge in net income, and we record the amount of the impairment related to all other factors in accumulated other comprehensive income.

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

(c)Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on the Audited Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

available for sale portfolio or in any other assets which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2013 and 2012. Changes in interest rates subsequent to December 31, 2013 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2013 and 2012 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amount of notes payable also approximates its fair value as the interest rate on the note payable is variable.

(d)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $29,000 and $24,000 at December 31, 2013 and 2012, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

(e)Policy Acquisition Costs

We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist primarily of the following three items: (i) commissions paid to outside agents at the time of policy issuance; (ii) policy administration fees paid to a third-party administrator at the time of policy issuance; and (iii) premium tax. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy.

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income.
Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs.

(f)Long-lived Assets

i)Property and Equipment

We classify our property and equipment, which we record at cost less accumulated depreciation and amortization, within other assets on our Consolidated Balance Sheets because the total net amount ($592,000 at December 31, 2013 and $548,000 at December 31, 2012) is not material to our consolidated financial statements. We use the straight-line method of calculating depreciation over the estimated useful lives of the assets, which are three to five years. We also use the straight-line method to calculate amortization of leasehold improvements over the estimated useful lives of the assets or the term of the lease, whichever is shorter. We periodically review estimated useful lives and, where appropriate, we make changes prospectively. We charge maintenance and repair costs to expense as incurred.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software and we classify these costs within other assets on our Consolidated Balance Sheets because the total amount ($1,816,000 at December 31, 2013 and $553,000 at December 31, 2012) is not material to our consolidated financial statements. We expect to amortize the capitalized software costs related to policy administration system over an initial six year period which coincides with the length of our contract term with our policy administrator and the amount of time we expect the software to be useful to us. We expect to amortize the costs related to our new claims processing system over its expected 5 year useful life, beginning in the second quarter of 2014.

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

(h)Managing General Agent Fees and Policy Fees

Our policy fees consist of the managing general agent fee and a pay-plan fee. Regulatory authorities in Florida and Rhode Island allow managing general agents to charge policyholders a $25 fee on each policy written, while the regulatory authority in Texas allows managing general agents to charge policyholders a $25 or $75 fee, depending on the type of policy issued. We defer such fees as unearned revenue and then include them in income on a pro rata basis over the term of the underlying policies. We record our pay-plan fees, which we charge to all policyholders that pay their premium in more than one installment, as income when collected. We report all policy-related fees in other revenue on our Consolidated Statements of Comprehensive Income.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

estimate of amounts recoverable from reinsurers on unpaid losses may change at any point in the future because of its relation to our reserves for unpaid losses, a reasonable possibility exists that our estimate may change significantly in the near term from the amounts included in our consolidated financial statements.

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no bad debt expense related to reinsurance during the years ended December 31, 2013, 2012 or 2011.

(j)Assessments

We record guaranty fund and other insurance-related assessments imposed upon us as an expense in the period the regulatory agency imposes the assessment. To recover Florida Insurance Guaranty Association (FIGA) assessments, we calculate and begin collecting a policy surcharge that will allow us to collect the entire assessment over a 12-month period, based on our estimate of the number of policies we expect to write. We then submit an information only filing, pursuant to Florida Statute 631.57(3)(h), to the insurance regulatory authority requesting formal approval of the policy FIGA surcharge. The process may be repeated in successive 12-month periods until we collect the entire assessment. We record the recoveries as revenue in the period that we collect the cash. While current regulations allow us to recover from policyholders the amount of assessments imposed upon us, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our consolidated financial statements.

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2013 we did not receive any significant assessments from the regulatory authorities in the states in which our insurance affiliate operates.

(k)Income Taxes

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

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2013, 2012 or 2011.

(l)Advertising Costs

We expense all advertising costs when we incur those costs. For the years ended December 31, 2013, 2012 and 2011, we incurred advertising costs of $1,801,000, $1,395,000, and $1,041,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

(m)Earnings Per Share

We report both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, we divide net income attributable to common stockholders by the weighted-average number of common stock shares outstanding during the period. We calculate diluted earnings per share by dividing net income attributable to common stockholders by the weighted-average number of common stock shares, common stock equivalents, and restricted shares outstanding during the period. Prior to the expiration of our warrants, we used the treasury stock method to calculate common stock equivalents.

(n)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies

•	a geographic concentration resulting from the fact that, though we now operate in seven states, we still write approximately 85% of our premium in Florida

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

With regard to our cash balances held at financial institutions, we had $40,843,000 and $5,211,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2013 and 2012, respectively. The $35,632,000 increase in excess of FDIC insurance limits is the result of (1) $19,925,000 of reinsurance payments due in the beginning of January 2014 and (2) in 2013, the FDIC insurance limit expired and deposits held in non-interest-bearing transaction accounts are combined with interest-bearing accounts and insured up to $250,000.

(o)Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists, which finalizes Proposed ASU No. EITF-13C, and requires an entity's unrecognized tax benefit to be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU applies prospectively for reporting periods beginning after December 15, 2013. Retrospective application and early adoption are also permitted. We do not expect ASU No. 2013-02 or ASU No. 2013-11 to have a material impact on our consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

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

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2013 and 2012:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government and agency securities	$98,621	$28	$1,169	$97,480
Foreign governments	3,287	—	60	3,227
States, municipalities and political subdivisions	45,556	654	433	45,777
Public utilities	9,103	122	92	9,133
All other corporate securities	118,084	792	1,469	117,407
Total fixed maturities	274,651	1,596	3,223	273,024
Public utilities	804	23	20	807
All other common stocks	12,749	1,894	97	14,546
Nonredeemable preferred stocks	272	—	23	249
Total equity securities	13,825	1,917	140	15,602
Other long-term investments	300	—	—	300
Total investments	$288,776	$3,513	$3,363	$288,926

December 31, 2012
U.S. government and agency securities	$95,296	$201	$289	$95,208
States, municipalities and political subdivisions	17,117	1,918	—	19,035
Public utilities	4,135	225	—	4,360
All other corporate securities	28,282	2,013	1	30,294
Redeemable preferred stocks	259	2	1	260
Total fixed maturities	145,089	4,359	291	149,157
Public utilities	316	16	6	326
All other common stocks	1,949	228	38	2,139
Nonredeemable preferred stocks	272	—	14	258
Total equity securities	2,537	244	58	2,723
Other long-term investments	300	—	—	300
Total investments	$147,926	$4,603	$349	$152,180

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$103	$23,187	$2,043	$28,999	$231	$21,803
Equity securities	31	155	279	1,907	10	65
Total realized gains	134	23,342	2,322	30,906	241	21,868
Fixed maturities	(261)	43,751	(141)	9,243	(58)	3,191
Equity securities	(2)	28	(21)	391	(25)	335
Total realized losses	(263)	43,779	(162)	9,634	(83)	3,526
Net realized investment gains (losses)	$(129)	$67,121	$2,160	$40,540	$158	$25,394

The table below summarizes our fixed maturities at year end by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2013
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$30,268	11.0%	$30,283	11.1%
Due after one year through five years	148,920	54.2%	148,253	54.3%
Due after five years through ten years	77,632	28.3%	76,462	28.0%
Due after ten years	17,831	6.5%	18,026	6.6%
Total	$274,651	100.0%	$273,024	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2013	2012	2011
Fixed maturities	$3,512	$2,902	$2,628
Equity securities	280	138	142
Cash and cash equivalents	31	43	19
Other investments	48	—	34
Gross investment income	$3,871	$3,083	$2,823
Investment expenses	(206)	(142)	(140)
Net investment income	$3,665	$2,941	$2,683

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

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

If we have not made the decision to sell the fixed income security and it is not more likely than not that we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect the security to receive cash flows sufficient to recover the entire cost or amortized cost basis of the security. We calculate the estimated recovery value by discounting the best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compare this to the cost or amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire cost or amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income.

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

Our portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its cost or amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other-than-temporary are: (1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; (2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and (3) the length of time and extent to which the fair value has been less than amortized cost or cost.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government and agency securities	47	$850	$64,369	7	$319	$5,913
Foreign governments	4	60	3,227	—	—	—
States, municipalities and political subdivisions	23	433	27,106	—	—	—
Public utilities	4	92	3,830	—	—	—
All other corporate securities	49	1,469	60,348	—	—	—
Total fixed maturities	127	2,904	158,880	7	319	5,913
Public utilities	5	20	357	—	—	—
All other common stocks	15	97	1,626	—	—	—
Nonredeemable preferred stocks	1	6	125	1	17	125
Total equity securities	21	123	2,108	1	17	125
Total	148	$3,027	$160,988	8	$336	$6,038

December 31, 2012
U.S. government and agency securities	13	$289	$44,174	—	$—	$—
All other corporate securities	1	1	2,000	—	—	—
Redeemable preferred stocks	—	—	—	1	1	102
Total fixed maturities	14	290	46,174	1	1	102
Public utilities	3	6	178	—	—	—
All other common stocks	13	35	442	1	3	53
Nonredeemable preferred stocks	—	—	—	2	14	258
Total equity securities	16	41	620	3	17	311
Total	30	$331	$46,794	4	$18	$413
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

During the years ended December 31, 2013, 2012 and 2011, we recorded other-than-temporary impairment charges of $0, $0, and $31,000, respectively, related to our equity positions. We have never recorded an OTTI charge on our debt-security investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

The following table presents the fair value measurements of our financial instruments by level at December 31, 2013 and December 31, 2012:

December 31, 2013	Total	Level 1	Level 2
U.S. government and agency securities	$97,480	$—	$97,480
Foreign governments	3,227	—	3,227
States, municipalities and political subdivisions	45,777	—	45,777
Public utilities	9,133	—	9,133
All other corporate securities	117,407	—	117,407
Total fixed maturities	273,024	—	273,024
Public utilities	807	807	—
All other common stocks	14,546	14,546	—
Nonredeemable preferred stocks	249	249	—
Total equity securities	15,602	15,602	—
Other long-term investments	300	300	—
Total investments	$288,926	$15,902	$273,024

December 31, 2012
U.S. government and agency securities	$95,208	$66,710	$28,498
States, municipalities and political subdivisions	19,035	—	19,035
Public utilities	4,360	—	4,360
All other corporate securities	30,294	—	30,294
Redeemable preferred stocks	260	260	—
Total fixed maturities	149,157	66,970	82,187
Public utilities	326	326	—
All other common stocks	2,139	2,139	—
Nonredeemable preferred stocks	258	258	—
Total equity securities	2,723	2,723	—
Other long-term investments	300	300	—
Total investments	$152,180	$69,993	$82,187

We are responsible for the determination of fair value and the supporting assumptions and methodologies. We gain assurance on the overall reasonableness and consistent application of valuation methodologies and inputs and compliance with accounting standards through the execution of various processes and controls designed to provide assurance that our assets and liabilities are appropriately valued. For fair values received from third parties, our processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded. See Footnote 2(c) for additional information regarding fair value levels.

We do not hold any available for sale investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the year ended December 31, 2013.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve at 3 p.m. (ET) as of quarter end. Since the inputs the valuation service uses in their calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

Limited partnerships

On September 27, 2013, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership of $1,000,000, is currently bifurcated between a capital contribution of $500,000 and a note receivable of $500,000 that will be utilized to fund our future capital contributions. We are not required to fund any additional amounts in excess of our initial $1,000,000 commitment. As the limited partnership is still in the acquisition phase, the cost basis of our investment approximated its fair value at December 31, 2013.

On September 25, 2012, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership is $750,000, which has been reduced by capital distributions received during the year ended 2013 totaling $16,000. Our investment in the partnership is currently bifurcated between capital contributions of $562,500 and a note receivable of $187,500 that will be utilized to fund our future capital contribution. We are not required to fund any additional amounts in excess of our initial investment. As the limited partnership is still in the acquisition phase, the cost basis of our investment approximated its fair value of $734,000 at December 31, 2013.

Other investments

On October 31, 2013, we entered into a participation agreement with United Capital Funding (UC Funding), that is currently being held in other assets, at cost. We invested $1,000,000 in cash with UC Funding which they utilized to factor receivables from another company. At December 31, 2013, the cost basis of our investment approximated its fair value.

On February 4, 2014, UC Funding returned $500,000 of our investment as they were unable to fully utilize our investment.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

4)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock units. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2013 and December 31, 2012:

	Year Ended December 31,
	2013	2012
Numerator:
Net income attributable to common stockholders	$20,342	$9,705

Denominator:
Weighted-average shares outstanding	16,100,882	10,607,751
Effect of dilutive securities	82,216	47,773
Weighted-average diluted shares	16,183,098	10,655,524

Basic earnings per share	$1.26	$0.91
Diluted earnings per share	$1.26	$0.91

See Note 17 for additional information on the stock grants related to dilutive securities.

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

5)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2013	2012
Balance at January 1	$16,978	$12,324
Policy acquisition costs deferred	56,950	38,431
Amortization	(48,742)	(33,777)
Balance at December 31	$25,186	$16,978

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

Our program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our stockholders an

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders.

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

•	Mandatory FHCF - provides 90% of $490,600,000 of losses in excess of $187,200,000 with no reinstatement limits.

•	Excess - provides coverage on $172,860,000 of losses in excess of the private and FHCF reinsurance coverage and is 100% placed.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Year Ended December 31,
	2013	2012	2011
Excess-of-loss	$(108,696)	$(100,549)	$(82,832)
Equipment & identity theft	(2,608)	(1,540)	(587)
Flood	(13,378)	(11,145)	(9,999)
Ceded premiums written	$(124,682)	$(113,234)	$(93,418)
Increase in ceded unearned premiums	5,352	8,948	2,661
Ceded premiums earned	$(119,330)	$(104,286)	$(90,757)

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

Current year catastrophe losses by the event magnitude are shown in the following table.

		2013			2012
		Number of Events	Incurred Loss and LAE (3)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (3)	Combined Ratio Impact
Year Ended December 31,
Current period catastrophe losses incurred
$ 1 million to $5 million	(1)	1	1,839	0.9%	2	2,896	2.4%
Less than $1 million	(2)	2	1,763	0.9%	1	770	0.6%
Total		3	3,602	1.8%	3	3,666	3.0%
Note: A storm can be in one loss size for the quarter and a different loss size for the year dependent upon the losses paid for that particular storm during the specified time frame.
(1) Reflects losses from Winterstorm Nemo in 2013 and Tropical Storms Debby and Isaac in 2012.
(2) Reflects losses from the Orlando weather event and Tropical Storm Andrea in 2013, and Superstorm Sandy in 2012.
(3) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2013	2012
Reinsurance recoverable on unpaid losses and LAE	$1,957	$1,935
Reinsurance recoverable on paid losses and LAE	469	337
Reinsurance recoverable	$2,426	$2,272

During the years ended December 31, 2013 and 2012, we realized recoveries under our reinsurance agreements totaling $2,521,000 and $2,753,000, respectively. These recoveries were primarily related to losses from Hurricane Wilma, which occurred in October 2005.

During the fourth quarter of 2013, we placed our non-catastrophe reinsurance agreement, which will expire on December 31, 2014. The non-catastrophe reinsurance agreement provides excess-of-loss coverage for losses arising out of property business up to $500,000 in excess of $500,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property-only business, excluding catastrophes, three reinstatements of the full coverage amount is included at no additional premium.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $570,000, $267,000, and $377,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income:

	Year ended December 31,
	2013	2012	2011
Premium written:
Direct	$339,765	$254,913	$199,606
Assumed	41,587	(4)	4,200
Ceded	(124,682)	(113,234)	(93,418)
Net premium written	$256,670	$141,675	$110,388
Change in unearned premiums:
Direct	$(44,422)	$(28,743)	$(23,666)
Assumed	(20,222)	88	697
Ceded	5,352	8,948	2,661
Net increase	$(59,292)	$(19,707)	$(20,308)
Premiums earned:
Direct	$295,343	$226,170	$175,940
Assumed	21,365	84	4,897
Ceded	(119,330)	(104,286)	(90,757)
Net premiums earned	$197,378	$121,968	$90,080
Losses and LAE incurred:
Direct	$92,526	$60,248	$35,774
Assumed	9,240	(335)	2,554
Ceded	(2,936)	(1,504)	533
Net losses and LAE incurred	$98,830	$58,409	$38,861

Ceded losses incurred increased by $1,432,000 during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily because we ceded more per risk losses in 2013. The losses we incurred in 2013, 2012 and 2011 related to storms that occurred in those same years but did not exceed our retained loss thresholds.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2013	2012
Unpaid losses and LAE:
Direct	$42,954	$34,503
Assumed	4,497	1,189
Gross unpaid losses and LAE	47,451	35,692
Ceded	(1,957)	(1,935)
Net unpaid losses and LAE	$45,494	$33,757
Unearned premiums:
Direct	$173,206	$128,785
Assumed	20,222	—
Gross unearned premiums	193,428	128,785
Ceded	(55,268)	(49,916)
Net unearned premiums	$138,160	$78,869

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

7)    RESERVE FOR UNPAID LOSSES

We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for IBNR claims as of the balance sheet date.

The table below summarizes the activity related to our reserve for unpaid losses:

	2013	2012	2011
Balance at January 1	$35,692	$33,600	$47,414
Less: reinsurance recoverable on unpaid losses	1,935	3,318	23,814
Net balance at January 1	$33,757	$30,282	$23,600
Incurred related to:
Current year	94,752	57,739	43,019
Prior years	4,078	670	(4,158)
Total incurred	$98,830	$58,409	$38,861
Paid related to:
Current year	62,494	37,906	28,857
Prior years	24,599	17,028	3,322
Total paid	$87,093	$54,934	$32,179

Net balance at December 31	$45,494	$33,757	$30,282
Plus: reinsurance recoverable on unpaid losses	1,957	1,935	3,318
Balance at December 31	$47,451	$35,692	$33,600

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected by our losses incurred related to prior years, we had a reserve deficiency in 2013 and in 2012, and a redundancy in 2011. Since we place substantial reliance on loss-development-based actuarial models when determining our estimate of ultimate losses, the deficiencies in 2013 and 2012 resulted from additional development on prior accident years which caused our ultimate losses to increase whereas the redundancy we experienced in 2011 resulted from reductions to our estimate of ultimate losses because of continued favorable loss development on claims incurred in prior years. The adverse development experienced in 2013 was primarily the result of higher overall frequency and severity of water related losses.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

8)    LONG-TERM DEBT

Our long-term debt at December 31, 2013 and 2012 consisted of a note payable to the Florida State Board of Administration. As of December 31, 2013 and 2012, we owed $14,706,000 and $15,882,000, respectively, on the note and the interest rate was 2.64% and 1.66%, respectively.

At December 31, 2013, the annual maturities of our long-term debt were as follows:

Amount
2014	$1,176
2015	1,176
2016	1,176
2017	1,176
2018	1,176
Thereafter	8,826
Total debt	$14,706

We executed the 20-year, $20,000,000 note payable to the SBA under its Insurance Capital Build-Up Incentive Program, effective October 1, 2006. The stated rate for the SBA note is a rate equivalent to the 10-year U.S. Treasury Bond rate. We made quarterly interest-only payments for the first three years, then, as of October 1, 2009, we began making quarterly principal and interest payments.

The note payable to Florida's State Board of Administration (SBA note) requires our insurance affiliate to maintain surplus as regards policyholders at or above a calculated level, which was $32,808,000 at December 31, 2013. We monitor our insurance affiliate's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to our insurance affiliate. We contributed $15,000,000 of capital during 2012; however, we did not contribute any capital to our insurance affiliate in 2013. We currently do not foresee a need for any material contributions of capital to our insurance affiliate; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain a 2:1 ratio of net written premium to surplus, or net writing ratio, (the SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to our insurance affiliate under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. At December 31, 2013, our net written premium to surplus ratio was 4.5:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 9.5:1, which exceeds the required gross ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 3.04% at the end of December. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.64% at December 31, 2013. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2013, and during the three and twelve months then ended, we complied with all covenants as specified in the SBA note.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

9)    INCOME TAXES

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$11,413	$5,704	$4,864
Deferred	1,026	(526)	(656)
Provision for Federal income tax expense	12,439	5,178	4,208

State:
Current	1,581	966	664
Deferred	125	(135)	56
Provision for State income tax expense	1,706	831	720
Provision for income taxes	$14,145	$6,009	$4,928

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2013	2012	2011
Expected income tax expense at federal rate	$12,070	$5,500	$4,425
State tax expense, net of federal deduction benefit	1,140	547	472
Dividend received deduction	(47)	(42)	(38)
Prior period adjustment	699	—	—
Other, net	283	4	69
Reported income tax expense	$14,145	$6,009	$4,928

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

The table below summarizes the significant components of our net deferred tax asset:

	December 31,
	2013	2012
Deferred tax assets:
Unearned premiums	$11,370	$6,478
Assessments	30	636
Tax-related discount on loss reserve	682	495
Bad debt expense	11	9
Other-than-temporary impairment	56	56
Other	873	672
Total deferred tax assets	13,022	8,346
Deferred tax liabilities:
Unrealized gain	(58)	(1,641)
Deferred acquisitions costs	(11,061)	(6,453)
Capitalized software	(294)	(207)
Other	(1,317)	(185)
Total deferred tax liabilities	(12,730)	(8,486)
Net deferred tax asset (liability)	$292	$(140)

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

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2009; therefore, only the 2010 through 2013 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our federal or state income tax returns.

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

As of December 31, 2013, we have not taken any uncertain tax positions with regard to our tax returns.

10)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliate. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At December 31, 2013, and during the twelve months then ended, our insurance affiliate met all regulatory requirements of the states in which it operates, and did not incur any significant assessments.

Governmental agencies or certain quasi-governmental entities can levy assessments upon us in the states in which we write policies. See Note 2(j) for a description of how we recover assessments imposed upon us.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

The table below summarizes the activity related to assessments levied upon our insurance affiliate:

	2013	2012	2011
Expected recoveries of assessments, January 1	$1,646	$10	$413
Assessments expensed	31	1,646	—
Assessments recovered	(1,457)	—	(403)
Assessments not recoverable	(141)	(10)	—
Expected recoveries of assessments, December 31	$79	$1,646	$10

We expense an assessment when the particular governmental agency or quasi-governmental entity levies it upon us; therefore, expected recoveries in the table above are not assets and we will record the amounts as income when collected from policyholders.

During 2012, our insurance affiliate received a mandatory assessment from the Florida Insurance Guaranty Association, Inc. (FIGA), a nonprofit corporation created by the Florida legislature. The assessment, which was approved by the Florida Office of Insurance Regulation, is equal to 0.9% of our insurance affiliate's net direct written premiums in Florida for the 2011 calendar year and is applicable to all members of FIGA's “All Other Account,” which includes our insurance affiliate.

The assessment resulted in a pre-tax charge to consolidated operations of $1,646,000 in the fourth quarter of 2012.  The mandatory assessment was recouped through a surcharge on our insurance affiliate's Florida policies during 2013. The remaining $79,000 assessment will be recouped during 2014.

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

Our insurance subsidiary is domiciled in Florida, and the laws of that state require that our insurance affiliate maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. Our statutory capital surplus was $78,362,000 at December 31, 2013. State law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2013.

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

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2013 and 2012.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

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

•
Statutory accounting requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer to the extent recoverable and amortize policy acquisition costs over the estimated life of the policies.

•	Statutory accounting dictates how much of a deferred income tax asset that we can admit on a statutory balance sheet.

•
Statutory accounting requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record investments at fair value.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

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

At December 31, 2013, our insurance affiliate's RBC ratio was 632%.

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP.

The table below reconciles our consolidated GAAP net income to the statutory net income (loss) of our insurance affiliate:

	Year Ended December 31,
	2013	2012	2011
Consolidated GAAP net income	$20,342	$9,705	$8,088
Increase (decrease) due to:
Commissions	2,281	10,438	56
Deferred income taxes	(3,992)	(4,262)	(1,278)
Deferred policy acquisition costs	(868)	(688)	(98)
Allowance for doubtful accounts	5	(53)	16
Assessments	(1,567)	1,636	(453)
Prepaid expenses	22	131	187
Premium deficiency reserve	—	(302)	302
Operations of non-statutory subsidiaries	(9,023)	(10,696)	(11,452)
Statutory net income (loss) of insurance affiliate	$7,200	$5,909	$(4,632)

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of our insurance affiliate:

	December 31,
	2013	2012
Consolidated GAAP stockholders’ equity	$107,587	$87,986
Increase (decrease) due to:
Deferred policy acquisition costs	(3,281)	(2,413)
Deferred income taxes	(4,861)	(4,162)
Investments	1,478	(2,427)
Non-admitted assets	(247)	(354)
Surplus debentures	14,706	15,882
Provision for reinsurance	(341)	(225)
Equity of non-statutory subsidiaries	(49,531)	(38,397)
Commissions	12,796	10,515
Assessments	79	1,646
Prepaid expenses	(23)	(44)
Statutory surplus as regards policyholders of insurance affiliate	$78,362	$68,007

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
December 31, 2013

12)    LEASES

We lease office space and office equipment under operating leases. In October of 2012, we renegotiated the lease for office space for our corporate headquarters. Our revised lease agreement expires in November 2017; however, we have two options to terminate the lease with 180 days of advance notice after completing twenty-four or thirty-six months of tenancy.

We have office equipment leases with various expiration dates. Lease expense amounted to $698,000, $560,000, and $508,000 for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, our minimum future lease payments under non-cancellable operating leases are:

Amount
2014	$619
2015	676
2016	686
2017	619
2018	—

13)    RELATED PARTY TRANSACTIONS

In 2003, we entered into an investment-management agreement, in effect until terminated by either party, with Synovus Trust. Synovus Financial Corporation (Synovus) owns Synovus Trust, which provides investment-management services for the investment accounts of our subsidiaries. On September 28, 2011, Synovus, which owned 14.9% of our common stock outstanding, sold all shares of our common stock that it owned. For the year ended December 31, 2011, our subsidiaries incurred combined fees under the agreement of $85,000.

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

Effective August 29, 2011, we entered into a Management Services Agreement (MSA) with 1347 Advisors, LLC, a wholly-owned subsidiary of Kingsway Financial Services, Inc., a property and casualty insurance company. During the term of the agreement, one of our former directors, Mr. Swets, served as the President and Chief Executive Officer of Kingsway, and served as a Managing Director of 1347 Advisors. The MSA, which was effective for a six-month period with automatic three-month extensions unless otherwise terminated, stipulated that 1347 Advisors shall provide us with the services of an interim

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

CFO, in addition to actuarial and other services. Hassan Baqar served as our interim CFO under the MSA until April 2, 2012, when he submitted his resignation effective concurrently with the termination of the MSA described in the final paragraph of this section. During the term of the MSA, Mr. Baqar served as a Managing Director of 1347 Advisors and as a Vice President of Kingsway America, Inc., a wholly-owned subsidiary of Kingsway Financial Services, Inc. In exchange for the services, we paid 1347 Advisors a monthly consulting fee of $60,000 plus any reasonable expenses. For the twelve months ended December 31, 2012, and 2011, we incurred fees of $180,000 and $240,000, respectively under the MSA.

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

The Agreement further provided that we would retain Mr. Cronin's services as a consultant and advisor for a period of 24 months after he ceased serving as our Chief Executive Officer. Mr. Cronin would receive an amount equal to his current base salary plus benefits, as described above, as compensation for performing such services. Mr. Cronin may terminate the Agreement for any reason upon 30 days advance written notice. We may terminate the Agreement for cause upon 30 days advance written notice. The Agreement also contains provisions restricting Mr. Cronin's ability to compete with us or solicit our employees. In December 2012, we received notice that Mr. Cronin would be unable to continue serving as a consultant and advisor and as a result of the notice we recorded an accrual in the amount of $480,000 for the remaining salary and benefits owed to Mr. Cronin for the remainder of the contract term that expires in April 2014. As of the end of December 31, 2013, the remaining balance owed to Mr. Cronin was $121,000.

14)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2013, 2012, and 2011, our contributions to the plan on behalf of the participating employees were $180,000, $111,000, and $97,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

15)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at year end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2010	$(352)	$136	$(216)
Changes in net unrealized gain (loss) on investments	4,291	(1,656)	2,635
Reclassification adjustment for realized gains	(158)	61	(97)
Reclassification adjustment for recognized other-than-temporary impairments	31	(12)	19
December 31, 2011	3,812	(1,471)	2,341
Changes in net unrealized gain (loss) on investments	2,602	(1,004)	1,598
Reclassification adjustment for realized gains	(2,160)	834	(1,326)
December 31, 2012	4,254	(1,641)	2,613
Changes in net unrealized gain (loss) on investments	(4,233)	1,633	(2,600)
Reclassification adjustment for realized losses	129	(50)	79
December 31, 2013	$150	$(58)	$92

16)    STOCKHOLDERS' EQUITY

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors. Our Board of Directors (Board), without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of December 31, 2013, we had not issued any shares of preferred stock.

On November 5, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on December 13, 2013, to stockholders of record on November 29, 2013.

On October 1, 2013, we awarded Jay Williams, Vice President - Marketing, 2,299 shares of restricted common stock in connection with his employment with our Company.

On September 13, 2013, we awarded Andy Swenson, Chief Information Officer, and Deepak Menon, Vice President - Operations and Business Development, 2,167 and 2,110 shares of restricted common stock, respectively, in connection with their employment with our Company.

On August 7, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on September 13, 2013, to stockholders of record on August 30, 2013.

On May 7, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on June 14, 2013, to stockholders of record on May 31, 2013.

On March 6, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on March 27, 2013, to stockholders of record on March 20, 2013.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

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

On October 1, 2012, Brad Martz began serving as our Chief Financial Officer and we awarded him 3,900 shares of restricted common stock in connection with his employment with our Company.

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

On November 9, 2011, our Board declared a $0.05 per share dividend. We paid the $518,000 dividend on December 15, 2011, to stockholders of record on November 30, 2011.

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

We granted 10,476 restricted stock awards during the twelve-month period ended December 31, 2013, which had a weighted-average grant date fair value of $7.64 per share. We granted 86,990 shares of restricted stock during the twelve-month period ended December 31, 2012, which had a weighted-average grant date fair value of $5.25.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2013

The following table presents certain information related to non-vested shares:

	Non-Vested Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	86,990	$5.25
Granted	10,476	7.64
Vested	17,398	5.25
Outstanding as of December 31, 2013	80,068	$5.56

We have approximately $347,000 of unrecognized stock compensation expense related to non-vested compensation granted, which we expect to recognize over the next three and a half years. We recognized $133,000 and $55,000 of compensation expense during the twelve months ended December 31, 2013 and 2012, respectively.

18)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On February 4, 2014, our insurance affiliate filed for a 17.0% average rate increase on all new and renewal homeowner business written in Rhode Island, which is currently pending approval by the state regulatory authority.

On February 12, 2014, our insurance affiliate filed for a 4.3% average rate increase on all new and renewal homeowner business written in Florida, which is currently pending approval by the state regulatory authority.

On February 24, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend payable on March 21, 2014, to stockholders of record on March 14, 2014.

UNITED INSURANCE HOLDINGS CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on the criteria set forth in the Internal Control-Integrated Framework, our management believes that as of December 31, 2013, our internal control over our financial reporting is effective.

McGladrey LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2013, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Because of the inherent limitations of internal controls, we do not expect our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that our

UNITED INSURANCE HOLDINGS CORP.

objectives will be met. Further, no evaluation of controls can provide absolute assurance that we will prevent all misstatements due to error or fraud or that we will detect all control issues and instances of fraud, if any, within our company.

Item 9B. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
United Insurance Holdings Corp.
We have audited United Insurance Holding Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, United Insurance Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries as of December 31, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated February 24, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Raleigh, North Carolina
February 24, 2014

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2013
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government, government agencies and authorities	$98,621	$97,480	$97,480
Foreign governments	3,287	3,227	3,227
States, municipalities and political subdivisions	45,556	45,777	45,777
Public utilities	9,103	9,133	9,133
All other corporate bonds	118,084	117,407	117,407
Total fixed maturities	274,651	273,024	273,024
Common stocks:
Public utilities	804	807	807
Industrial, miscellaneous and all other	12,749	14,546	14,546
Nonredeemable preferred stocks	272	249	249
Total equity securities	13,825	15,602	15,602
Other long-term investments	300	300	300
Total investments	$288,776	$288,926	$288,926

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2013	$339,765	124,682	41,587	$256,670	16.2%
2012	254,913	113,234	(4)	141,675	—%
2011	199,606	93,418	4,200	110,388	3.8%

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Liability
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2013	$24	21	(16)	$29
2012	77	16	(69)	24
2011	61	16	—	77

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description
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

10.11
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2013 (included as Exhibit 10.2 to the Form 8-K filed on June 5, 2013, and incorporated herein by reference).

10.12
Form of Two-Year Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2013 (included as Exhibit 10.3 to the Form 8-K filed on June 5, 2013, and incorporated herein by reference).

10.13
Form of Property Catastrophe Aggregate Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2013 (included as Exhibit 10.4 to the Form 8-K filed on June 5, 2013, and incorporated herein by reference).

10.14	Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective January 1, 2014.

10.15
Assumption Agreement between Sunshine State Insurance Company and United Property & Casualty Insurance Company, effective July 1, 2010 (included as exhibit 10.7 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

10.16 (a)
Management Services Agreement between United Insurance Management, L.C. and 1347 Advisors, LLC, effective August 29, 2011 (included as exhibit 10.1 to the Form 10-Q, filed November 9, 2011, and incorporated herein by reference).

.
10.17 (a)
Continuing Employment and Senior Advisor Agreement between United Insurance Holdings Corp. and Don Cronin effective November 1, 2011 (included as exhibit 10.19 to the Form 10-K, filed March 13, 2012, and incorporated herein by reference).

10.18 (a)
Termination Agreement and Release, dated as of April 2, 2012, between 1347 Advisors LLC, and United Insurance Management, L.C. (included as exhibit 10.1 to the Form 8-K filed on April 4, 2012, and incorporated herein by reference).

10.19 (a)
Employment Agreement between United Insurance Holdings Corp. and Mr. John Forney, dated June 8, 2012 (included as Exhibit 10.1 to the Form 8-K, filed June 12, 2012, and incorporated herein by reference).

10.20 (a)
First Amendment to Employment Agreement between United Insurance Holdings Corp. and Mr. John Forney, dated June 12, 2012 (included as Exhibit 10.2 to the Form 8-K filed on June 12, 2012, and incorporated herein by reference).

10.21 (a)
Restricted Stock Award Agreement, dated September 14, 2012, by and between United Insurance Holdings Corp. and John Forney (included as Exhibit 10.1 to the Form 8-K, filed September 14, 2012, and incorporated herein by reference).

10.22	Form of Indemnification Agreement between United Insurance Holdings Corp. and its Directors (included as Exhibit 10.1 to the Form 8-K, filed October 10, 2012, and incorporated herein by reference).

10.23 (a)
Employment Agreement, dated November 5, 2012, between United Insurance Management, L.C. and John Langowski (filed as Exhibit 10.1 to the Form 8-KA filed on November 8, 2012, and incorporated herein by reference).

10.24 (a)
Employment Agreement between United Insurance Holdings Corp. and Mr. B. Bradford Martz, dated October 31, 2012 and effective October 1, 2012 (filed as Exhibit 10.1 to the Form 8-KA filed on November 6, 2012, and incorporated herein by reference).

10.25
Assumption Agreement between Citizens and United Property Casualty Insurance Company, effective November 20, 2012 (filed as Exhibit 10.1 to the Form 10-Q, filed May 8, 2013, and incorporated herein by reference).

10.26 (a)
Restricted Stock Award Agreement, dated May 28, 2013, by and between United Insurance Holdings Corp. and B. Bradford Martz (included as Exhibit 10.1 to the Form 8-K, filed July 12, 2013, and incorporated herein by reference).

10.27 (a)
Employment Agreement, dated July 8, 2013, between United Insurance Holdings Corp. and Jay Williams (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2013, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description
10.28 (a)
Employment Agreement, dated July 10, 2013 between United Insurance Holdings Corp. and Deepak Menon (included as Exhibit 10.1 to the Form 8-K filed on July 11, 2013, and incorporated herein by reference).

10.29 (a)
Employment Agreement, dated August 26, 2013 between United Insurance Holdings Corp. and Andrew Swenson (included as Exhibit 10.1 to the Form 8-K filed on August 26, 2013, and incorporated herein by reference).

10.30 (a)
Restricted Stock Award Agreement, dated September 13, 2013, by and between United Insurance Holdings Corp. and Andrew Swenson (included as Exhibit 10.6 to the Form 10-Q, filed November 7, 2013, and incorporated herein by reference).

10.31 (a)
Restricted Stock Award Agreement, dated September 13, 2013, by and between United Insurance Holdings Corp. and Deepak Menon (included as Exhibit 10.7 to the Form 10-Q, filed November 7, 2013, and incorporated herein by reference).

10.32 (a)
Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.1 to the Form 8-K, filed September 30, 2013, and incorporated herein by reference).

10.33 (a)
Employment Agreement, dated February 5, 2014 between United Insurance Holdings Corp. and Kimberly Salmon (included as Exhibit 10.1 to the Form 8-K filed on February 6, 2014, and incorporated herein by reference).

10.34 (a)	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy statement for its 2013 Annual Meeting, filed on April 16, 2013).

14.1	Code of Conduct and Ethics (included as exhibit 14 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of McGladrey LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(a) Indicates management contract or compensatory plan

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	February 24, 2014	By:	/s/ John L. Forney
		Name:	John L. Forney
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Forney John L. Forney	President, Chief Executive Officer and Director (principal executive officer)	February 24, 2014

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer (principal financial and accounting officer)	February 24, 2014

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board	February 24, 2014

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	February 24, 2014

/s/ William H. Hood, III William H. Hood, III	Director	February 24, 2014

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Director	February 24, 2014

/s/ Kent G. Whittemore Kent G. Whittemore	Director	February 24, 2014

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	February 24, 2014