Form 10-Q
period 2014-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2014-05-01
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission File Number 001-35761
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 1, 2014; 20,847,471 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of March 31, 2014, and for the three months ended March 31, 2014 (Form 10-Q) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the regulatory, economic and weather conditions present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost and availability of reinsurance;

•	assessments charged by various governmental agencies;

•	pricing competition and other initiatives by competitors;

•	our ability to attract and retain the services of senior management;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	our exposure to catastrophic events and severe weather conditions;

•	downgrades in our financial strength ratings; and

•	other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “RISK FACTORS” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $266,805 and $274,651, respectively)	$267,420	$273,024
Equity securities - common and preferred (adjusted cost of $14,049 and $13,825, respectively)	15,897	15,602
Equity securities - mutual fund (amortized cost of $54,197 and $0 respectively)	54,197	—
Other long-term investments	300	300
Total investments	$337,814	$288,926
Cash and cash equivalents	57,146	34,888
Accrued investment income	1,499	1,752
Premiums receivable, net	25,063	26,076
Reinsurance recoverable on paid and unpaid losses	2,576	2,426
Prepaid reinsurance premiums	28,142	55,268
Deferred policy acquisition costs	25,123	25,186
Other assets	7,522	6,708
Total Assets	$484,885	$441,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$47,187	$47,451
Unearned premiums	187,418	193,428
Reinsurance payable	20,784	39,483
Other liabilities	41,430	38,575
Notes payable	14,412	14,706
Total Liabilities	$311,231	$333,643
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,059,554 and 16,421,398 issued; 20,847,471 and 16,209,315 outstanding for 2014 and 2013, respectively	2	2
Additional paid-in capital	81,891	27,800
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	1,511	92
Retained earnings	90,681	80,124
Total Stockholders' Equity	$173,654	$107,587
Total Liabilities and Stockholders' Equity	$484,885	$441,230

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE:
Gross premiums written	$89,001	$87,746
Decrease (increase) in gross unearned premiums	6,010	(17,870)
Gross premiums earned	95,011	69,876
Ceded premiums earned	(30,977)	(27,579)
Net premiums earned	64,034	42,297
Investment income	1,467	724
Net realized gains (losses)	14	(12)
Other revenue	1,992	1,161
Total revenue	67,507	44,170
EXPENSES:
Losses and loss adjustment expenses	27,673	20,547
Policy acquisition costs	15,180	11,283
Operating expenses	2,509	2,059
General and administrative expenses	4,350	3,124
Interest expense	115	73
Total expenses	49,827	37,086
Income before other income	17,680	7,084
Other income	16	—
Income before income taxes	17,696	7,084
Provision for income taxes	6,307	2,733
Net income	$11,389	$4,351
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	2,327	369
Reclassification adjustment for net realized investment (gains) losses	(14)	12
Income tax expense related to items of other comprehensive income	(894)	(149)
Total comprehensive income	$12,808	$4,583

Weighted average shares outstanding
Basic	17,458,136	16,028,516
Diluted	17,543,673	16,115,506

Earnings per share
Basic	$0.65	$0.27
Diluted	$0.65	$0.27

Dividends declared per share	$0.04	$0.03

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$11,389	$4,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367	170
Bond amortization and accretion	166	227
Net realized (gains) losses	(14)	12
Provision for uncollectible premiums/over and short	44	10
Deferred income taxes, net	(1,369)	(238)
Stock based compensation	45	28
Changes in operating assets and liabilities:
Accrued investment income (loss)	253	(108)
Premiums receivable	969	(2,284)
Reinsurance recoverable on paid and unpaid losses	(150)	(388)
Prepaid reinsurance premiums	27,126	25,836
Deferred policy acquisition costs, net	63	(1,502)
Other assets	363	(668)
Unpaid losses and loss adjustment expenses	(264)	1,892
Unearned premiums	(6,010)	17,870
Reinsurance payable	(18,699)	(25,394)
Other liabilities	2,855	12,379
Net cash provided by operating activities	$17,134	$32,193
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	15,324	53,938
Purchases of investments available for sale	(62,251)	(95,182)
Cost of property, equipment and capitalized software acquired	(869)	(60)
Net cash used in investing activities	$(47,796)	$(41,304)
FINANCING ACTIVITIES
Repayments of borrowings	(294)	(294)
Dividends	(832)	(485)
Proceeds from issuance of common stock	54,046	3,591
Net cash provided by financing activities	$52,920	$2,812
Increase (decrease) in cash	22,258	(6,299)
Cash and cash equivalents at beginning of period	34,888	71,205
Cash and cash equivalents at end of period	$57,146	$64,906

Supplemental Cash Flows Information
Interest paid	$110	$69
Income taxes paid	$3,935	$1,028
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

Our primary product is homeowners' insurance, which we currently offer in Florida, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas under authorization from the insurance regulatory authorities in each state, and we are licensed to write in Georgia, Louisiana and New Hampshire. Our insurance affiliate has also applied to insurance regulatory authorities to write property and casualty lines in two additional states.

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of March 31, 2014, with the Audited Consolidated Balance Sheet amounts as of December 31, 2013, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

We reclassified certain amounts in the 2013 financial statements to conform to the 2014 presentation. These reclassifications had no impact on our results of operations, cash flows or stockholders' equity as previously reported.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of March 31, 2014, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2013 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2014 and December 31, 2013, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe they would have an impact on the operations or financial reporting of our Company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2014 and December 31, 2013:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. government and agency securities	$88,354	$35	$829	$87,560
Foreign government	3,284	—	10	3,274
States, municipalities and political subdivisions	50,372	1,043	223	51,192
Public utilities	9,088	172	53	9,207
Corporate securities	115,707	1,210	730	116,187
Total fixed maturities	266,805	2,460	1,845	267,420
Mutual fund	54,197	—	—	54,197
Public utilities	824	30	10	844
Other common stocks	13,095	1,907	75	14,927
Nonredeemable preferred stocks	130	—	4	126
Total equity securities	68,246	1,937	89	70,094
Other long-term investments	300	—	—	300
Total investments	$335,351	$4,397	$1,934	$337,814

December 31, 2013
U.S. government and agency securities	$98,621	$28	$1,169	$97,480
Foreign government	3,287	—	60	3,227
States, municipalities and political subdivisions	45,556	654	433	45,777
Public utilities	9,103	122	92	9,133
Corporate securities	118,084	792	1,469	117,407
Total fixed maturities	274,651	1,596	3,223	273,024
Public utilities	804	23	20	807
Other common stocks	12,749	1,894	97	14,546
Nonredeemable preferred stocks	272	—	23	249
Total equity securities	13,825	1,917	140	15,602
Other long-term investments	300	—	—	300
Total investments	$288,776	$3,513	$3,363	$288,926

We classify all of our investments as available-for-sale. Our investments at March 31, 2014 and December 31, 2013 consisted mainly of U.S. government and agency securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. During the first quarter of 2014, we acquired an equity interest in a mutual fund, which invests primarily in structured and corporate bonds.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three month periods ended March 31, 2014 and 2013:

	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$21	$1,120	$24	$12,000
Equity securities	102	805	18	105
Total realized gains	123	1,925	42	12,105
Fixed maturities	(38)	1,190	(54)	16,996
Equity securities	(71)	990	—	—
Total realized losses	(109)	2,180	(54)	16,996
Net realized investment gains (losses)	$14	$4,105	$(12)	$29,101

The table below summarizes our fixed maturities at March 31, 2014. We summarize our fixed maturities by their contractual due dates with the exception of our collateralized mortgage obligations which we summarize by their effective maturity dates. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2014
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$40,868	15.3%	$40,930	15.3%
Due after one year through five years	129,999	48.8	130,057	48.7
Due after five years through ten years	79,825	29.9	79,811	29.8
Due after ten years	16,113	6.0	16,622	6.2
Total	$266,805	100.0%	$267,420	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2014	2013
Fixed maturities	$1,277	$674
Equity securities	126	33
Cash, cash equivalents and short-term investments	1	10
Other investments	63	7
Investment income	1,467	724
Investment expenses	(69)	(78)
Net investment income	$1,398	$646

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

For equity securities, we consider various factors, including whether we do not intend to sell an equity security before we fully expect to recover its cost basis. If we lack the intent and ability to hold to recovery, or if we believe the recovery period is extended, the equity security's decline in fair value is considered other-than-temporary and is recorded in earnings.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. government and agency securities	39	$480	$48,138	11	$349	$8,147
Foreign governments	4	10	3,274	—	—	—
States, municipalities and political subdivisions	15	125	14,201	7	98	9,611
Public utilities	1	52	1,005	1	1	1,274
Corporate securities	32	638	33,699	11	92	14,059
Total fixed maturities	91	1,305	100,317	30	540	33,091
Public utilities	9	10	320	—	—	—
Common stocks	46	75	2,600	—	—	—
Nonredeemable preferred stocks	1	4	126	—	—	—
Total equity securities	56	89	3,046	—	—	—
Total	147	$1,394	$103,363	30	$540	$33,091

December 31, 2013
U.S. government and agency securities	47	$850	$64,369	7	$319	$5,913
Foreign governments	4	60	3,227	—	—	—
States, municipalities and political subdivisions	23	433	27,106	—	—	—
Public utilities	4	92	3,830	—	—	—
Corporate securities	49	1,469	60,348	—	—	—
Total fixed maturities	127	2,904	158,880	7	319	5,913
Public utilities	5	20	357	—	—	—
Common stocks	15	97	1,626	—	—	—
Nonredeemable preferred stocks	1	6	125	1	17	125
Total equity securities	21	123	2,108	1	17	125
Total	148	$3,027	$160,988	8	$336	$6,038

* This amount represents the actual number of discrete securities, not the number of shares of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis and have not suffered any credit rating reductions.  We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. All the issuers of the equity securities we own had near-term prospects that indicated we could recover our cost basis, and we also do not intend to sell these securities until their value equals or exceeds their cost.

During the three months ended March 31, 2014 and 2013, we recorded no other-than-temporary impairment charges related to our equity positions. We have never recorded an OTTI charge on our debt-security investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2014 and December 31, 2013:

	Total	Level 1	Level 2
March 31, 2014
U.S. government and agency securities	$87,560	$—	$87,560
Foreign governments	3,274	—	3,274
States, municipalities and political subdivisions	51,192	—	51,192
Public utilities	9,207	—	9,207
Corporate securities	116,187	—	116,187
Total fixed maturities	267,420	—	267,420
Mutual fund	54,197	54,197	—
Public utilities	844	844	—
Common stocks	14,927	14,927	—
Nonredeemable preferred stocks	126	126	—
Total equity securities	70,094	70,094	—
Other long-term investments	300	300	—
Total investments	$337,814	$70,394	$267,420

December 31, 2013
U.S. government and agency securities	$97,480	$—	$97,480
Foreign government	3,227	—	3,227
States, municipalities and political subdivisions	45,777	—	45,777
Public utilities	9,133	—	9,133
Corporate securities	117,407	—	117,407
Total fixed maturities	273,024	—	273,024
Public utilities	807	807	—
Common stocks	14,546	14,546	—
Nonredeemable preferred stocks	249	249	—
Total equity securities	15,602	15,602	—
Other long-term investments	300	300	—
Total investments	$288,926	$15,902	$273,024

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
March 31, 2014

Level 3: Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect our estimates of the assumptions that market participants would use in valuing the assets and liabilities.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our available for sale portfolio or in any other assets which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2014 and 2013. Changes in interest rates subsequent to March 31, 2014 may affect the fair value of our investments.

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

We do not hold any available for sale investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the three months ended March 31, 2014.

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

Limited partnerships

On September 27, 2013, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership of $1,000,000, which has been reduced by our proportionate share of the partnerships losses, is currently bifurcated between a capital contribution of $468,000 and a note receivable plus accrued interest of $512,000 that will be utilized to fund our future capital contributions. We are not required to fund any additional amounts in excess of our initial $1,000,000 commitment. As the limited partnership is still in the acquisition phase, the cost basis of our investment approximated its fair value of $980,000 at March 31, 2014.

On September 25, 2012, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership is $750,000, which has been reduced by return of capital and tax distributions received during the quarter ended March 31, 2014 totaling $23,000, is currently bifurcated between capital contributions of $548,000 and a note receivable of $187,000 that will be utilized to fund our future capital contribution. We are not required to fund any additional amounts in excess of our initial investment. As the limited partnership is still in the acquisition phase, the cost basis of our investment approximated its fair value of $735,000 at March 31, 2014.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

Other investments

On October 31, 2013, we entered into a participation agreement with United Capital Funding (UC Funding), that was recorded in other assets, at cost. We invested $1,000,000 in cash with UC Funding which they utilized to factor receivables from another company. During the first quarter of 2014, UC Funding returned our investment and all interest earned as they were unable to fully utilize our investment.

4)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock units. The following table shows the computation of basic and diluted EPS for the three month periods ended March 31, 2014 and March 31, 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to common stockholders	$11,389	$4,351

Denominator:
Weighted-average shares outstanding	17,458,136	16,028,516
Effect of dilutive securities	85,537	86,990
Weighted-average diluted shares	17,543,673	16,115,506

Basic earnings per share	$0.65	$0.27
Diluted earnings per share	$0.65	$0.27

See Note 11 for additional information on the stock grants related to dilutive securities.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended March 31,
	2014	2013
Excess-of-loss	$(61)	$1,304
Equipment & Identity Theft	(761)	(471)
Flood	(3,029)	(2,576)
Ceded premiums written	$(3,851)	$(1,743)
Decrease in ceded unearned premiums	(27,126)	(25,836)
Ceded premiums earned	$(30,977)	$(27,579)

Current year catastrophe losses by the event magnitude are shown in the following table.

		2014			2013
		Number of Events	Incurred Loss and LAE	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (3)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
$ 1 million to $5 million	(1)	—	—	—%	1	1,442	3.4%
Less than $1 million	(2)	—	—	—%	1	376	0.9%
Total		—	—	—%	2	1,818	4.3%
(1) Reflects losses from Winterstorm Nemo in 2013.
(2) Reflects losses from Winterstorm Nemo, the Orlando weather event in March 2013.
(3) Incurred loss and Loss Adjusting Expenses (LAE) is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

We realized recoveries under our reinsurance agreements totaling $417,000 and $248,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

During the fourth quarter of 2013, we placed our non-catastrophe reinsurance agreement, which will expire on December 31, 2014. The non-catastrophe reinsurance agreement provides excess-of-loss coverage for losses arising out of our property business up to $500,000 in excess of $500,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property-only business, excluding catastrophes, three reinstatements of the full coverage amount are included at no additional premium.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $418,000 and $80,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

6)    LONG-TERM DEBT

Our long-term debt at March 31, 2014 consisted of a note payable to the Florida State Board of Administration. At March 31, 2014 and December 31, 2013, we owed $14,412,000 and $14,706,000, respectively, on the note and the interest rate was 2.99% and 2.64%, respectively. All other terms and conditions of the note remain as described in our 2013 Form 10-K.

The $14,412,000 note payable to Florida's State Board of Administration (SBA note) requires our insurance affiliate to maintain surplus as regards policyholders at or above a calculated level, which was $32,479,000 at March 31, 2014. We monitor our insurance affiliate's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to our insurance affiliate. During the three month periods ended March 31, 2014 and 2013, we did not contribute any capital to our insurance affiliate. We currently do not foresee a need for any material contributions of capital to our insurance affiliate; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to our insurance affiliate under the agreement plus the outstanding balance of the note. At March 31, 2014, our net written premium to surplus ratio was 4.3:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 9.3:1, which exceeds the required ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.73% at the end of March 2014. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.99% at the end of March 2014. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2014, we were in compliance with the covenants of the SBA note.

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

8)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliate. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At March 31, 2014, and during the three months then ended, our insurance affiliate met all regulatory requirements of the states in which it operates, and it did not incur any material assessments during that same three month period.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

•
Statutory accounting allows certain investments to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the National Association of Insurance Commissioners, while they are recorded at fair value for GAAP because the investments are held as available for sale.

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

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three-month periods ended March 31, 2014 and 2013, our insurance affiliate recorded statutory net income of $7,434,000 and $220,000, respectively. Since our insurance affiliate is domiciled in Florida, it remains subject to the laws of that state, one of which requires that our insurance affiliate maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At March 31, 2014 and December 31, 2013, our insurance affiliate's surplus as regards policyholders was $85,927,000 and $78,362,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

9)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2013	$150	$(58)	$92
Changes in net unrealized gains on investments	2,327	(899)	1,428
Reclassification adjustment for realized gains	(14)	5	(9)
March 31, 2014	$2,463	$(952)	$1,511

10)    STOCKHOLDERS' EQUITY

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors. Our Board of Directors (Board), without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of March 31, 2014, we had not issued any shares of preferred stock.

On March 21, 2014, we awarded Kimberly Salmon, General Counsel and Chief Legal Officer, 1,270 shares of restricted common stock in connection with her employment with our Company. Ms. Salmon's shares will vest on the one-year anniversary of her grant date.

On March 18, 2014, we awarded 36,886 shares of restricted common stock to senior management and selected employees under the terms of our 2013 Omnibus Incentive Plan that was approved by our stockholders at our 2013 Annual Stockholders Meeting. The awards were granted as a result of our Company and management team meeting or exceeding the performance targets established by our Board of Directors for the fiscal year ended December 31, 2013. The grants will vest in equal installments over the next three years on the anniversary date of the grant date.

On March 5, 2014, we closed an underwritten public offering of 4,600,000 shares of our common stock. Our total net proceeds from the offering were approximately $54,046,000.

On February 24, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend. We paid the $832,000 dividend on March 21, 2014, to stockholders of record on March 14, 2014.

On November 5, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on December 13, 2013, to stockholders of record on November 29, 2013.

On October 1, 2013, we awarded Jay Williams, Vice President - Marketing, 2,299 shares of restricted common stock in connection with his employment with our Company. Mr. Williams' shares will vest on October 1, 2014.

On September 13, 2013, we awarded Andy Swenson, Chief Information Officer, and Deepak Menon, Vice President - Operations and Business Development, 2,167 and 2,110 shares of restricted common stock, respectively, in connection with their employment with our Company. Messrs. Swenson and Menon's shares will vest on September 13, 2014.

On August 7, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on September 13, 2013, to shareholders of record on August 30, 2013.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

11) STOCK-BASED COMPENSATION

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

We granted 38,156 restricted stock awards during the three-month period ended March 31, 2014 which had a weighted-average grant date fair value of $15.24. We granted no stock awards during the same period in 2013.

The following table shows a summary of the shares awarded during the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	80,068	$5.56
Granted	38,156	15.24
Outstanding as of March 31, 2014	118,224	$8.68

We had approximately $884,000 and $384,000 of unrecognized stock compensation expense on March 31, 2014 and 2013, respectively, related to non-vested compensation granted, which we expect to recognize ratably over the next three years. We recognized $45,000 and $23,000 of compensation expense during the three months ended March 31, 2014 and March 31, 2013, respectively.

12)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On May 1, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend payable on May 23, 2014, to stockholders of record on May 16, 2014.

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

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas and we are licensed to write in Georgia, Louisiana and New Hampshire. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricane and other tropical storm events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of UPC Insurance. This discussion should be read in conjunction with the consolidated financial statements and related notes found under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

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

Recent Events

On April 29, 2014, our insurance affiliate received its certificate of authority from the regulatory authority in Louisiana.

On May 1, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend payable on May 23, 2014, to stockholders of record on May 16, 2014.

UNITED INSURANCE HOLDINGS CORP.

2014 Highlights

•	Consolidated net income was $11,389,000 for the three months ended March 31, 2014, compared to $4,351,000 for the three months ended March 31, 2013.

•	Net income per diluted share was $0.65 for the three months ended March 31, 2014, compared to $0.27 for the three months ended March 31, 2013.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 77.6% for the three months ended March 31, 2014, compared to 87.5% for the three months ended March 31, 2013.

•	Total revenues were $67,507,000 for the three months ended March 31, 2014, compared to $44,170,000 for the three months ended March 31, 2013.

•	Investment and cash holdings were $394,960,000 at March 31, 2014, compared to $323,814,000 at December 31, 2013.

•	Investment income was $1,467,000 for the three months ended March 31, 2014, compared to $724,000 for the three months ended March 31, 2013.

•	Realized gains were $14,000 for the three months ended March 31, 2014, compared to realized losses of $(12,000) for the three months ended March 31, 2013.

•	Book value per share was $8.33 at March 31, 2014, a 25.5% increase from $6.64 at December 31, 2013.

•	Return on average equity for the trailing twelve months ended March 31, 2014 was 25.0% compared to 13.7% for the trailing twelve months ended March 31, 2013.

•	Policies in-force were 206,806 at March 31, 2014, a 31.5% increase from 157,235 at March 31, 2013.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

($ in thousands)	Three Months Ended March 31,
	2014	2013
REVENUE:
Gross premiums written	$89,001	$87,746
Decrease (increase) in gross unearned premiums	6,010	(17,870)
Gross premiums earned	95,011	69,876
Ceded premiums earned	(30,977)	(27,579)
Net premiums earned	64,034	42,297
Investment income	1,467	724
Net realized gains (losses)	14	(12)
Other revenue	1,992	1,161
Total revenue	67,507	44,170
EXPENSES:
Losses and loss adjustment expenses	27,673	20,547
Policy acquisition costs	15,180	11,283
Operating expenses	2,509	2,059
General and administrative expenses	4,350	3,124
Interest expense	115	73
Total expenses	49,827	37,086
Income before other income	17,680	7,084
Other income	16	—
Income before income taxes	17,696	7,084
Provision for income taxes	6,307	2,733
Net income	$11,389	$4,351
Net income per diluted share	$0.65	$0.27
Book value per share	$8.33	$5.91
Return on average equity	25.0%	13.7%
Loss ratio, net[1]	43.2%	48.6%
Expense ratio[2]	34.4%	38.9%
Combined ratio (CR)[3]	77.6%	87.5%
Effect of current year catastrophe losses on CR	—%	4.3%
Effect of prior year (favorable) development on CR	(0.2)%	4.0%
Underlying combined ratio[4]	77.8%	79.2%
1 Loss ratio, net is losses and loss adjustment expenses relative to net premiums earned.
2 Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned.
3 Combined ratio is the sum of the loss ratio, net and the expense ratio.
4 Underlying combined ratio, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

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

UNITED INSURANCE HOLDINGS CORP.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2014, we reassessed our critical accounting policies and estimates as disclosed within our 2013 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the notes to unaudited consolidated financial statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2014 COMPARED TO DECEMBER 31, 2013

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2013 Form 10-K.

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $394,960,000 at March 31, 2014.

The following table summarizes our investments, by type:

	March 31, 2014		December 31, 2013
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$87,560	22.2%	$97,480	30.1%
Foreign government	3,274	0.8	3,227	1.0
States, municipalities and political subdivisions	51,192	13.0	45,777	14.1
Public utilities	9,207	2.3	9,133	2.8
Corporate securities	116,187	29.4	117,407	36.3
Total fixed maturities	267,420	67.7	273,024	84.3
Mutual fund	54,197	13.7	—	—
Public utilities	844	0.2	807	0.2
Common stocks	14,927	3.8	14,546	4.5
Nonredeemable preferred stocks	126	—	249	0.1
Total equity securities	70,094	17.7	15,602	4.8
Other long-term investments	300	0.1	300	0.1
Total investments	337,814	85.5	288,926	89.2
Cash and cash equivalents	57,146	14.5	34,888	10.8
Total cash, cash equivalents and investments	$394,960	100.0%	$323,814	100.0%

We classify all of our investments as available-for-sale. Our investments at March 31, 2014 and December 31, 2013 consisted mainly of U.S. government and agency securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. During the first quarter of 2014, we acquired an equity interest in a mutual fund, which invests primarily in structured and corporate bonds. Most of the corporate bonds we held reflected a similar diversification. At March 31, 2014, approximately 80% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 20% were corporate bonds rated “BBB”.

At March 31, 2014, gross unrealized losses on securities that were in a gross unrealized loss position of less than twelve months decreased approximately $1,633,000 relative to December 31, 2013.  This decrease in gross unrealized losses can

UNITED INSURANCE HOLDINGS CORP.

mainly be attributed to improving market conditions during the first quarter of 2014. We had no equity securities that were in a loss position for a period of twelve months or longer. We had thirty fixed maturities that were in an unrealized loss position for twelve months or longer. We reviewed all of our securities and determined that we did not need to record any impairment charges at March 31, 2014, and we expect to fully recover our cost basis.

Impact of low interest rate environment

The continued low interest rate environment in the U.S. has resulted in our current reinvestment yields being lower than our overall portfolio income yield, primarily for our investments in fixed incomes securities. During 2013, the Federal Reserve board announced its decision to reduce the amount of its purchases of both longer-term Treasury and agency mortgage-backed securities. More recent announcements in 2013 have begun to foreshadow the potential tapering of large-scale purchases of longer-term treasury and agency mortgage-backed securities in the open market. The Federal Open Market Committee (the Committee) also reaffirmed its view that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset program ends and the economic recovery strengthens and stated that it now anticipates that it likely will be appropriate to maintain the current target range for the federal funds rate well past the time that the unemployment rate declines below 6.5 percent, especially if the projected inflation continues to run below the Committee's 2 percent longer-run goal. We anticipate that interest rates will continue to increase but remain below historic averages and our portfolio income yield for some period. We also expect capital markets to remain volatile.

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

During the fourth quarter of 2013, we placed our non-catastrophe reinsurance agreement, which will expire on December 31, 2014. The non-catastrophe reinsurance agreement provides excess-of-loss coverage for losses arising out of our property business up to $500,000 in excess of $500,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property-only business, excluding catastrophes, three reinstatements of the full coverage amount are included at no additional premium.

See Note 5 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

Revenue

Revenues for the quarter ended March 31, 2014 increased $23,337,000, or 53%, to $67,507,000, from $44,170,000 for the quarter ended March 31, 2013. The increase in revenues primarily resulted from a $21,737,000, or 51%, increase in net premiums earned. The growth in net premiums earned for the quarter was driven by continued growth in new business production in Florida and other states.

Our direct gross written premiums increased by $16,955,000, or 23%, primarily due to the strong organic growth in new and renewal business generated in the states in which we currently write. The increase in direct written premiums was offset by a $15,700,000 decrease in assumed premiums. In the first quarter of 2013, we recorded assumed premiums of $13,734,000 related to the policies we assumed from Citizens Property Insurance Corporation (Citizens), whereas in the first quarter of 2014, we recorded the return of approximately $1,966,000 of assumed premium to Citizens related to opt-outs from our November 2013 assumption. Our quarter-over-quarter growth in gross written premiums and new and renewal policies by state are shown in the tables below:

Direct and Assumed Premium By State	2014	2013	Growth
Florida	$73,036	$65,941	$7,095
South Carolina	6,615	5,022	1,593
Massachusetts	5,391	1,783	3,608
Rhode Island	2,681	1,266	1,415
North Carolina	1,947	—	1,947
New Jersey	487	—	487
Texas	810	—	810
Total direct written premium by state	90,967	74,012	16,955
Assumed premium (1)	(1,966)	13,734	(15,700)
Total gross written premium	$89,001	$87,746	$1,255
(1) All assumed premiums are written in Florida due to the policy assumptions from Citizens.

States	2014 Policies*	2013 Policies*	Growth
Florida	160,853	136,404	24,449
South Carolina	16,129	11,574	4,555
Massachusetts	13,197	4,974	8,223
Rhode Island	11,113	4,283	6,830
North Carolina	3,998	—	3,998
New Jersey	828	—	828
Texas	688	—	688
Total	206,806	157,235	49,571
* Includes homeowner and dwelling fire in-force policies only

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the quarter ended March 31, 2014 increased $12,741,000, or 34%, primarily due to increased losses, policy acquisition costs and operating and administrative expenses.

Our GAAP net combined ratio and underlying net combined ratio both improved primarily due to strong premium growth and a lower ceded reinsurance premium percentage for the quarter compared to the prior period. As a result of these factors, net premiums earned increased $21,737,000, or 51%, to $64,034,000 in the first quarter of 2014 compared to $42,297,000 for the first quarter of 2013. The increase in net premiums earned was partially offset by the increase in our underlying loss costs, which increased approximately $10,804,000 during the first quarter of 2014 compared to the same period a year ago.  The increase in underlying loss costs for the three months ended March 31, 2014 was driven primarily by the growth of policies in-force and increased frequency and severity of water-related losses in Florida as shown in the table below:

	Three Months Ended March 31,
	2014	2013	Change
Net Loss and LAE	$27,673	$20,547	$7,126
% of Gross earned premiums	29.1%	29.4%	-0.3 pts
% of Net earned premiums	43.2%	48.6%	-5.4 pts
Less:
Current year catastrophe losses	$—	$1,818	$(1,818)
Prior year reserve development (favorable)	(142)	1,718	(1,860)
Underlying loss and LAE*	$27,815	$17,011	$10,804
% of Gross earned premiums	29.3%	24.4%	4.9 pts
% of Net earned premiums	43.4%	40.3%	3.1 pts

Policy acquisition costs	$15,180	$11,283	$3,897
Operating and underwriting	2,509	2,059	450
General and administrative	4,350	3,124	1,226
Total Operating Expenses	$22,039	$16,466	$5,573
% of Gross earned premiums	23.2%	23.6%	-0.4 pts
% of Net earned premiums	34.4%	38.9%	-4.5 pts

Combined Ratio - as % of gross earned premiums	52.3%	53.0%	-0.7 pts
Underlying Combined Ratio - as % of gross earned premiums	52.5%	48.0%	4.5 pts

Combined Ratio - as % of net earned premiums	77.6%	87.5%	-9.9 pts
Underlying Combined Ratio - as % of net earned premiums	77.8%	79.2%	-1.4 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio increased to 29.3% during the first quarter of 2014, which was up 4.9 points from 24.4% in the first quarter of 2013. The primary drivers of this change were increases in the frequency and severity of water-related losses in Florida, as well as water and freeze-related losses in Massachusetts and Rhode Island. Water-related losses and other loss causes in states outside of Florida accounted for approximately 2.5 points of the 4.9 point increase in our gross underlying loss ratio. These negative changes in the gross loss ratio were partially offset by a lower ceded reinsurance premium percentage, which allowed our net underlying loss ratio to increase by only 3.1 points.

Policy acquisition costs increased $3,897,000, or 35%, primarily due to the 36% increase in gross premiums earned. These costs vary directly with gross premiums earned, and as a percentage of gross premiums earned, remained constant at 16%.

UNITED INSURANCE HOLDINGS CORP.

Operating costs increased $450,000, or 22%, due to increases in several expense categories, none of which was individually significant. The increase in these expense categories was primarily driven by our continuing growth and expansion into new states.

General and administrative expenses have increased $1,226,000, or 39%, due to an increase in salaries and related personnel costs to support our growth.

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

Operating Activities

During the three months ended March 31, 2014, our operations generated cash of $17,134,000, compared to generating cash of $32,193,000 during the same period in 2013. The $15,059,000 decrease in operating cash was primarily driven by a reduction in assumed premiums, increased claims payments and increased operating expense payments. Assumed premiums decreased $23,668,000 because we returned $7,532,000 of assumed premiums during the first quarter of 2014 compared to receiving assumed premiums of $16,136,000 for the same period last year related to the assumption of policies from Citizens Property Insurance Corporation. Claims payments increased approximately $8,989,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Operating expense payments increased $2,861,000 due to the overall growth in the business during 2014 compared to the same period in 2013. The increase in operating cash outflows were partially offset by a $14,404,000 increase in cash inflows related to premium collections due to the increased writings we experienced during the first quarter of 2014 compared to the same period in 2013 and a $6,628,000 reduction in reinsurance payments. Reinsurance payments decreased in the first quarter of 2014 compared to the same period last year because we are paying our current 2013-2014 contract costs over four installments whereas we paid our 2012-2013 contract costs over three installments.

Investing Activities

During the three months ended March 31, 2014, our investing activities used $47,796,000 of cash compared to using $41,304,000 of cash in the same period of the prior year primarily because we sold and purchased fewer investments during the first quarter of 2014 compared to the same period in 2013.

Financing Activities

During the three months ended March 31, 2014, our financing activities provided cash of $52,920,000 compared to providing cash of $2,812,000 for the three months ended March 31, 2013. The increase in cash provided by financing activities primarily relates to the $50,455,000 increase in net proceeds from our stock offerings. During the first quarter of 2014, we received net proceeds of $54,046,000 related to the public offering of 4,600,000 shares of our common stock. During the first quarter of 2013, we received net proceeds of $3,591,000 from the issuance of 750,000 shares of our our common stock related to the over-allotment option exercised by the underwriters in our public offering that closed in late 2012.

UNITED INSURANCE HOLDINGS CORP.

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

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires our insurance affiliate to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At March 31, 2014, our insurance affiliate's surplus as regards policyholders was $85,927,000, exceeding the minimum requirements. Florida law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at March 31, 2014.

On March 5, 2014, we closed an underwritten public offering of 4,600,000 shares of our common stock. Our total net proceeds from the offering were approximately $54,046,000.

On February 24, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend. We paid the $832,000 dividend on March 21, 2014, to stockholders of record on March 14, 2014.

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

On January 11, 2013, Raymond James, the lead underwriter on our 2012 public offering, exercised their over-allotment option to purchase 750,000 shares of our common stock, and we received net proceeds of $3,591,000 from the exercise.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2014, we had no off-balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment objective is to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. Our current investment policy limits investment in non-investment grade debt securities, and limits total investments in preferred stock, common stock and mortgage notes receivables. We also comply with applicable laws and regulations that further restrict the type, quality and concentration of our investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities.

Our investment policy was established by the Investment Committee of our Board of Directors and is reviewed and updated regularly. Pursuant to this investment policy, our entire portfolio is classified as available for sale and we report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. We do not hold any securities that are classified as held to maturity and we do not hold any securities for trading or speculation. We do not utilize any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Interest Rate Risk

Our fixed-maturities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturities at March 31, 2014:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
300 basis point increase	$292,378	$(29,239)	-9.09%
200 basis point increase	$302,126	$(19,491)	-6.06%
100 basis point increase	$311,873	$(9,744)	-3.03%
100 basis point decrease	$330,944	$9,327	2.90%
200 basis point decrease	$338,739	$17,122	5.32%
300 basis point decrease	$344,155	$22,538	7.01%

UNITED INSURANCE HOLDINGS CORP.

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at March 31, 2014:

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$13,853	5.2%	$14,207	5.3%
AA+, AA, AA-	132,281	49.6	131,972	49.4
A+, A, A-	61,959	23.2	62,362	23.3
BBB+, BBB, BBB-	57,712	21.6	57,878	21.6
Not rated	1,000	0.4	1,001	0.4
Total	$266,805	100.0%	$267,420	100.0%

Equity Price Risk

Our equity investment portfolio at March 31, 2014 consists of common stocks, one non redeemable preferred stock and a mutual fund investment. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at March 31, 2014:

		% of Total
	Estimated	Estimated
Stocks by Sector	Fair Value	Fair Value
Mutual fund	$54,197	77.3%
Consumer, non-cyclical	4,212	6.0
Energy	2,793	4.0
Industrial	2,476	3.5
Technology	1,763	2.5
Consumer, cyclical	1,678	2.4
Financial	1,075	1.6
Utility	844	1.2
Communications	578	0.8
Basic materials	478	0.7
Total	$70,094	100.0%

UNITED INSURANCE HOLDINGS CORP.

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

During the fiscal quarter ended March 31, 2014, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A (Risk Factors) of our 2013 Form 10-K sets forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended March 31, 2014, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a Florida-domiciled insurer like our insurance affiliate may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At March 31, 2014, we were in compliance with these requirements.

Repurchases. During the three months ended March 31, 2014, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description
10.1
Employment Agreement, dated February 5, 2014, between United Insurance Holdings Corp. and Kimberly Salmon (included as exhibit 10.1 to the Form 8-K filed on February 6, 2014, and incorporated herein by reference).

10.2	Restricted Stock Award Agreement, dated March 21, 2014, by and between United Insurance Holdings Corp. and Kimberly Salmon

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

May 1, 2014	By:	/s/ John L. Forney
John L. Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

May 1, 2014	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)