Form 10-Q
period 2014-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2014-08-04
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission File Number 001-35761
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 4, 2014; 20,840,070 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of June 30, 2014, and for the three and six months ended June 30, 2014 (Form 10-Q) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “RISK FACTORS” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of this Form 10-Q. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $282,696 and $274,651, respectively)	$285,849	$273,024
Equity securities - common and preferred (adjusted cost of $14,652 and $13,825, respectively)	17,254	15,602
Equity securities - mutual fund (amortized cost of $44,000 and $0 respectively)	44,000	—
Other long-term investments	300	300
Total investments	$347,403	$288,926
Cash and cash equivalents	79,738	34,888
Accrued investment income	1,825	1,752
Premiums receivable, net	34,526	26,076
Reinsurance recoverable on paid and unpaid losses	3,006	2,426
Prepaid reinsurance premiums	131,896	55,268
Deferred policy acquisition costs	33,581	25,186
Other assets	4,890	6,708
Total Assets	$636,865	$441,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$50,948	$47,451
Unearned premiums	219,116	193,428
Reinsurance payable	133,313	39,483
Other liabilities	34,979	38,575
Notes payable	14,118	14,706
Total Liabilities	$452,474	$333,643
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,059,554 and 16,421,398 issued; 20,840,070 and 16,209,315 outstanding for 2014 and 2013, respectively	2	2
Additional paid-in capital	81,852	27,800
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	3,531	92
Retained earnings	99,437	80,124
Total Stockholders' Equity	$184,391	$107,587
Total Liabilities and Stockholders' Equity	$636,865	$441,230

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Gross premiums written	$128,920	$103,303	$217,921	$191,049
Increase in gross unearned premiums	(31,697)	(28,403)	(25,687)	(46,273)
Gross premiums earned	97,223	74,900	192,234	144,776
Ceded premiums earned	(33,039)	(28,929)	(64,016)	(56,508)
Net premiums earned	64,184	45,971	128,218	88,268
Investment income	1,617	831	3,084	1,555
Net realized gains (losses)	31	(149)	45	(161)
Other revenue	1,872	1,999	3,864	3,160
Total revenue	67,704	48,652	135,211	92,822
EXPENSES:
Losses and loss adjustment expenses	28,792	23,007	56,465	43,554
Policy acquisition costs	16,197	12,169	31,377	23,452
Operating expenses	2,858	2,620	5,367	4,679
General and administrative expenses	4,335	3,530	8,685	6,654
Interest expense	112	80	227	153
Total expenses	52,294	41,406	102,121	78,492
Income before other income	15,410	7,246	33,090	14,330
Other income	—	—	16	—
Income before income taxes	15,410	7,246	33,106	14,330
Provision for income taxes	5,820	2,737	12,127	5,470
Net income	$9,590	$4,509	$20,979	$8,860
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	3,323	(4,745)	5,650	(4,376)
Reclassification adjustment for net realized investment (gains) losses	(31)	149	(45)	161
Income tax (expense) benefit related to items of other comprehensive income	(1,272)	1,775	(2,166)	1,626
Total comprehensive income	$11,610	$1,688	$24,418	$6,271

Weighted average shares outstanding
Basic	20,735,135	16,115,099	19,105,666	16,072,047
Diluted	20,845,694	16,199,489	19,203,805	16,157,729

Earnings per share
Basic	$0.46	$0.28	$1.10	$0.55
Diluted	$0.46	$0.28	$1.09	$0.55

Dividends declared per share	$0.04	$0.03	$0.08	$0.06

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$20,979	$8,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327	350
Bond amortization and accretion	726	547
Net realized (gains) losses	(45)	161
Provision for uncollectible premiums/over and short	48	24
Deferred income taxes, net	263	1,976
Stock based compensation	121	56
Changes in operating assets and liabilities:
Accrued investment loss	(73)	(761)
Premiums receivable	(8,498)	(12,565)
Reinsurance recoverable on paid and unpaid losses	(580)	399
Prepaid reinsurance premiums	(76,628)	(62,381)
Deferred policy acquisition costs, net	(8,395)	(8,936)
Other assets	356	(356)
Unpaid losses and loss adjustment expenses	3,497	2,542
Unearned premiums	25,687	46,273
Reinsurance payable	93,830	88,004
Other liabilities	(3,596)	6,372
Net cash provided by operating activities	$48,019	$70,565
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	89,956	82,895
Purchases of investments available for sale	(143,507)	(177,601)
Cost of property, equipment and capitalized software acquired	(1,295)	(256)
Net cash used in investing activities	$(54,846)	$(94,962)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(110)	—
Repayments of borrowings	(588)	(588)
Dividends	(1,666)	(972)
Bank overdrafts	—	1,976
Proceeds from issuance of common stock	54,041	3,591
Net cash provided by financing activities	$51,677	$4,007
Increase (decrease) in cash	44,850	(20,390)
Cash and cash equivalents at beginning of period	34,888	71,205
Cash and cash equivalents at end of period	$79,738	$50,815

Supplemental Cash Flows Information
Interest paid	$209	$142
Income taxes paid	$19,221	$7,008
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

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

Our primary product is homeowners' insurance, which we currently offer in Florida, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas under authorization from the insurance regulatory authorities in each state, and we are licensed to write in Connecticut, Georgia, Louisiana and New Hampshire. Our insurance affiliate has also applied to insurance regulatory authorities to write property and casualty lines in six additional states.

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of June 30, 2014, with the Audited Consolidated Balance Sheet amounts as of December 31, 2013, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

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

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of June 30, 2014, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2013 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2014 and December 31, 2013, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe they would have an impact on the operations or financial reporting of our Company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2014 and December 31, 2013:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. government and agency securities	$91,893	$174	$480	$91,587
Foreign government	3,281	51	—	3,332
States, municipalities and political subdivisions	65,604	1,513	196	66,921
Public utilities	9,074	290	37	9,327
Corporate securities	112,438	2,153	314	114,277
Redeemable preferred stocks	406	3	4	405
Total fixed maturities	282,696	4,184	1,031	285,849
Mutual fund	44,000	—	—	44,000
Public utilities	824	63	1	886
Other common stocks	13,095	2,607	66	15,636
Nonredeemable preferred stocks	733	4	5	732
Total equity securities	58,652	2,674	72	61,254
Other long-term investments	300	—	—	300
Total investments	$341,648	$6,858	$1,103	$347,403

December 31, 2013
U.S. government and agency securities	$98,621	$28	$1,169	$97,480
Foreign government	3,287	—	60	3,227
States, municipalities and political subdivisions	45,556	654	433	45,777
Public utilities	9,103	122	92	9,133
Corporate securities	118,084	792	1,469	117,407
Total fixed maturities	274,651	1,596	3,223	273,024
Public utilities	804	23	20	807
Other common stocks	12,749	1,894	97	14,546
Nonredeemable preferred stocks	272	—	23	249
Total equity securities	13,825	1,917	140	15,602
Other long-term investments	300	—	—	300
Total investments	$288,776	$3,513	$3,363	$288,926

We classify all of our investments as available-for-sale. Our investments at June 30, 2014 and December 31, 2013 consisted mainly of U.S. government and agency securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. During the first half of 2014, we acquired an equity interest in a mutual fund, which invests primarily in structured and corporate bonds.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six month periods ended June 30, 2014 and 2013:

	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$—	$—	$4	$2,127
Equity securities	70	66,246	13	50
Total realized gains	70	66,246	17	2,177
Fixed maturities	(39)	1,363	(164)	21,651
Equity securities	—	23	(2)	28
Total realized losses	(39)	1,386	(166)	21,679
Net realized investment gains (losses)	$31	$67,632	$(149)	$23,856

Six Months Ended June 30,
Fixed maturities	$21	$1,120	$28	$14,127
Equity securities	172	67,051	31	155
Total realized gains	193	68,171	59	14,282
Fixed maturities	(77)	2,553	(218)	38,647
Equity securities	(71)	1,013	(2)	28
Total realized losses	(148)	3,566	(220)	38,675
Net realized investment gains (losses)	$45	$71,737	$(161)	$52,957

The table below summarizes our fixed maturities at June 30, 2014. We summarize our fixed maturities by their contractual due dates with the exception of our collateralized mortgage obligations which we summarize by their effective maturity dates. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2014
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$41,156	14.5%	$41,236	14.4%
Due after one year through five years	137,899	48.8	138,577	48.5
Due after five years through ten years	92,090	32.6	94,157	32.9
Due after ten years	11,551	4.1	11,879	4.2
Total	$282,696	100.0%	$285,849	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturities	$1,349	$769	$2,626	$1,443
Equity securities	240	48	366	81
Cash, cash equivalents and short-term investments	4	10	5	20
Other investments	24	4	87	11
Investment income	1,617	831	3,084	1,555
Investment expenses	(79)	(41)	(148)	(119)
Net investment income	$1,538	$790	$2,936	$1,436

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. government and agency securities	18	$69	$24,151	18	$411	$15,896
States, municipalities and political subdivisions	16	99	16,552	12	97	14,231
Public utilities	—	—	—	2	37	2,294
Corporate securities	7	19	7,185	17	295	21,297
Redeemable preferred stocks	2	4	204	—	—	—
Total fixed maturities	43	191	48,092	49	840	53,718
Public utilities	5	1	196	—	—	—
Common stocks	31	33	1,233	1	33	272
Nonredeemable preferred stocks	3	3	295	1	2	128
Total equity securities	39	37	1,724	2	35	400
Total	82	$228	$49,816	51	$875	$54,118

December 31, 2013
U.S. government and agency securities	47	$850	$64,369	7	$319	$5,913
Foreign governments	4	60	3,227	—	—	—
States, municipalities and political subdivisions	23	433	27,106	—	—	—
Public utilities	4	92	3,830	—	—	—
Corporate securities	49	1,469	60,348	—	—	—
Total fixed maturities	127	2,904	158,880	7	319	5,913
Public utilities	5	20	357	—	—	—
Common stocks	15	97	1,626	—	—	—
Nonredeemable preferred stocks	1	6	125	1	17	125
Total equity securities	21	123	2,108	1	17	125
Total	148	$3,027	$160,988	8	$336	$6,038

* This amount represents the actual number of discrete securities, not the number of shares of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis.  We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. All the issuers of the equity securities we own had near-term prospects that indicated we could recover our cost basis, and we also do not intend to sell these securities until their value equals or exceeds their cost.

During the three and six months ended June 30, 2014 and 2013, we recorded no other-than-temporary impairment charges related to our equity positions. We have never recorded an OTTI charge on our debt-security investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2
June 30, 2014
U.S. government and agency securities	$91,587	$—	$91,587
Foreign governments	3,332	—	3,332
States, municipalities and political subdivisions	66,921	—	66,921
Public utilities	9,327	—	9,327
Corporate securities	114,277	—	114,277
Redeemable preferred stocks	405	405	—
Total fixed maturities	285,849	405	285,444
Mutual fund	44,000	44,000	—
Public utilities	886	886	—
Common stocks	15,636	15,636	—
Nonredeemable preferred stocks	732	732	—
Total equity securities	61,254	61,254	—
Other long-term investments	300	300	—
Total investments	$347,403	$61,959	$285,444

December 31, 2013
U.S. government and agency securities	$97,480	$—	$97,480
Foreign government	3,227	—	3,227
States, municipalities and political subdivisions	45,777	—	45,777
Public utilities	9,133	—	9,133
Corporate securities	117,407	—	117,407
Total fixed maturities	273,024	—	273,024
Public utilities	807	807	—
Common stocks	14,546	14,546	—
Nonredeemable preferred stocks	249	249	—
Total equity securities	15,602	15,602	—
Other long-term investments	300	300	—
Total investments	$288,926	$15,902	$273,024

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
June 30, 2014

Level 3: Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect our estimates of the assumptions that market participants would use in valuing the assets and liabilities.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our available for sale portfolio or in any other assets which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2014 and December 31, 2013, respectively. Changes in interest rates subsequent to June 30, 2014 may affect the fair value of our investments.

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

We do not hold any available for sale investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the three and six months ended June 30, 2014.

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

Limited partnerships

On September 27, 2013, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership of $1,000,000, which has been reduced by our proportionate share of the partnerships losses, is currently bifurcated between a capital contribution of $461,000 and a note receivable plus accrued interest of $518,000 that will be utilized to fund our future capital contributions. We are not required to fund any additional amounts in excess of our initial $1,000,000 commitment. As the limited partnership is still in the acquisition phase, the cost basis of our investment approximated its fair value of $979,000 at June 30, 2014.

On September 25, 2012, we acquired an investment in a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in the partnership is $750,000, which has been reduced by return of capital and tax distributions received during the quarter ended June 30, 2014 totaling $31,000, is currently bifurcated between capital contributions of $550,000 and a note receivable of $188,000 that will be utilized to fund our future capital contribution. We are not required to fund any additional amounts in excess of our initial investment. As the limited partnership is still in the acquisition phase, the cost basis of our investment approximated its fair value of $738,000 at June 30, 2014.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

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

4)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and six month periods ended June 30, 2014 and June 30, 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders	$9,590	$4,509	$20,979	$8,860

Denominator:
Weighted-average shares outstanding	20,735,135	16,115,099	19,105,666	16,072,047
Effect of dilutive securities	110,559	84,390	98,139	85,682
Weighted-average diluted shares	20,845,694	16,199,489	19,203,805	16,157,729

Basic earnings per share	$0.46	$0.28	$1.10	$0.55
Diluted earnings per share	$0.46	$0.28	$1.09	$0.55

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

During the second quarter of 2014, we placed our reinsurance program for the 2014 treaty year beginning June 1, 2014 and ending on May 31, 2015. The agreements incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement in Florida against storms that the National Hurricane Center designates as hurricanes. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

For the 2014 hurricane season, our insurance affiliate purchased catastrophe excess of loss reinsurance protection of $1,080,200,000 excess $25,000,000 providing sufficient protection for approximately a one-in-185 year hurricane event as calculated by our licensed modeling software, AIR model version 15 using long-term event rates excluding demand surge. For a single hurricane catastrophe, our insurance affiliate will pay, or “retain”, the first 70% of losses up to $25,000,000 ($17,500,000) and an affiliated reinsurer will pay the remaining 30% of losses up to $25,000,000 ($7,500,000). The catastrophe excess of loss reinsurance program provides 100% coverage for all losses in excess of $25,000,000 up to $1,080,200,000.

Our agreement with the FHCF consists of a single layer of coverage, the mandatory layer. Under the agreement, we estimate the FHCF will provide approximately $555,200,000 of aggregate coverage for covered losses in excess of $230,800,000. The initial premium for the FHCF agreement is approximately $41,700,000.

The 2014 private catastrophe excess of loss reinsurance agreements structure coverage into layers, with a cascading feature such that all layers attach at $25,000,000. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. The 2014 catastrophe excess of loss reinsurance agreements with unaffiliated private reinsurers provide $525,000,000 of aggregate coverage for covered losses in excess of $25,000,000. Additionally, our insurance affiliate purchased a dedicated second event cover with recovery potential in subsequent events providing 100% coverage for losses of $15,000,000 excess $10,000,000, subject to an annual aggregate deductible of $15,000,000. The total cost of the 2014 private catastrophe excess of loss reinsurance program is $90,600,000. Certain parts of the reinsurance program provide coverage for two years. All private insurers with whom our insurance affiliate contracted either carry A.M. Best financial strength ratings of A- or higher, or have fully collateralized their maximum potential obligations in dedicated trusts.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Excess-of-loss	$(131,213)	$(112,387)	$(131,274)	$(111,083)
Equipment & Identity Theft	(1,156)	(684)	(1,917)	(1,155)
Flood	(4,423)	(4,075)	(7,452)	(6,651)
Ceded premiums written	$(136,792)	$(117,146)	$(140,643)	$(118,889)
Increase in ceded unearned premiums	103,753	88,217	76,627	62,381
Ceded premiums earned	$(33,039)	$(28,929)	$(64,016)	$(56,508)

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

Current year catastrophe losses by the event magnitude are shown in the following table.

		2014			2013
		Number of Events	Incurred Loss and LAE	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (4)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Less than $1 million	(1)	1	$260	0.4%	3	$1,777	3.9%
Total		1	$260	0.4%	3	$1,777	3.9%

Six Months Ended June 30,
Current period catastrophe losses incurred
$ 1 million to $5 million	(2)	—	$—	—%	1	$1,900	2.2%
Less than $1 million	(3)	1	260	0.2%	2	1,695	1.9%
Total		1	$260	0.2%	3	$3,595	4.1%
(1) Reflects losses from the Richland hailstorm in June 2014.
(2) Reflects losses from Winterstorm Nemo.
(3) Reflects losses from Winterstorm Nemo, the Orlando weather event in March 2013 and Tropical Storm Andrea in June 2013.
(4) Incurred loss and Loss Adjustment Expenses (LAE) is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

We realized recoveries under our reinsurance agreements totaling $664,000 and $1,223,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $1,081,000 and $1,471,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

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

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $162,000 and $188,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $580,000 and $268,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

6)    LONG-TERM DEBT

Our long-term debt at June 30, 2014 consisted of a note payable to the Florida State Board of Administration. At June 30, 2014 and December 31, 2013, we owed $14,118,000 and $14,706,000, respectively, on the note and the interest rate was 2.73% and 2.64%, respectively. All other terms and conditions of the note remain as described in our 2013 Form 10-K.

The $14,118,000 note payable to Florida's State Board of Administration (SBA note) requires our insurance affiliate to maintain surplus as regards policyholders at or above a calculated level, which was $30,778,000 at June 30, 2014. We monitor our insurance affiliate's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to our insurance affiliate. During the three and six month periods ended June 30, 2014 and 2013, we did not contribute any capital to our insurance affiliate. We currently do not foresee a need for any material contributions of capital to our insurance affiliate; however, any future contributions of capital will depend on circumstances at the time.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

Our SBA note requires that we maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to our insurance affiliate under the agreement plus the outstanding balance of the note. At June 30, 2014, our net written premium to surplus ratio was 4.4:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 9.7:1, which exceeds the required ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.53% at the end of June 2014. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.73% at the end of June 2014. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2014, we were in compliance with the covenants of the SBA note.

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

8)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliate. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At June 30, 2014, and during the three and six months then ended, our insurance affiliate met all regulatory requirements of the states in which it operates, and it did not incur any material assessments.

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
June 30, 2014

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

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three-month periods ended June 30, 2014 and 2013, our insurance affiliate recorded statutory net income of $3,827,000 and $410,000, respectively, and $11,261,000 and $630,000 for the six-month periods ended June 30, 2014 and 2013, respectively. Since our insurance affiliate is domiciled in Florida, it remains subject to the laws of that state, one of which requires that our insurance affiliate maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At June 30, 2014 and December 31, 2013, our insurance affiliate's surplus as regards policyholders was $91,087,000 and $78,362,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

9)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2013	$150	$(58)	$92
Changes in net unrealized gains on investments	5,650	(2,184)	3,466
Reclassification adjustment for realized gains	(45)	18	(27)
June 30, 2014	$5,755	$(2,224)	$3,531

10)    STOCKHOLDERS' EQUITY

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors. Our Board of Directors (Board), without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of June 30, 2014, we had not issued any shares of preferred stock.

On May 1, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend. We paid the $834,000 dividend on May 23, 2014, to stockholders of record on May 16, 2014.

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

On March 5, 2014, we closed an underwritten public offering of 4,600,000 shares of our common stock. Our total net proceeds from the offering were approximately $54,041,000.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

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

We granted 38,156 restricted stock awards during the six months ended June 30, 2014, which had a weighted-average grant date fair value of $15.24 per share; 7,401 of these shares were forfeited during the same period. We granted 3,900 restricted stock awards during the three and six month periods in 2013, which had a weighted-average grant date fair value of $5.77 per share.

The following table shows a summary of the shares awarded during the six month period ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	80,068	$5.56
Granted	38,156	15.24
Forfeited	7,401	7.02
Vested	15,208	5.38
Outstanding as of June 30, 2014	95,615	$9.34

We had approximately $768,000 and $367,000 of unrecognized stock compensation expense on June 30, 2014 and 2013, respectively, related to non-vested compensation granted, which we expect to recognize ratably over the next three years. We recognized $76,000 and $28,000 of compensation expense during the three months ended June 30, 2014 and 2013, respectively, and $121,000 and $56,000 of compensation expense during the six months ended June 30, 2014 and 2013, respectively.

12)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On August 1, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend payable on August 22, 2014, to stockholders of record on August 15, 2014.

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

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas and we are licensed to write in Connecticut, Georgia, Louisiana and New Hampshire. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricane and other tropical storm events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

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

Recent Events

On August 1, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend payable on August 22, 2014, to stockholders of record on August 15, 2014.

UNITED INSURANCE HOLDINGS CORP.

2014 Highlights

•
Consolidated net income was $9,590,000 and $20,979,000 for the three and six months ended June 30, 2014, respectively, compared to $4,509,000 and $8,860,000 for the three and six months ended June 30, 2013, respectively.

•
Net income per diluted share was $0.46 and $1.09 for the three and six months ended June 30, 2014, respectively, compared to $0.28 and $0.55 for the three and six months ended June 30, 2013, respectively.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 81.2% and 79.5% for the three and six months ended June 30, 2014, respectively, compared to 89.8% and 88.7% for the three and six months ended June 30, 2013, respectively.

•
Total revenues were $67,704,000 and $135,211,000 for the three and six months ended June 30, 2014, respectively, compared to $48,652,000 and $92,822,000 for the three and six months ended June 30, 2013, respectively.

•	Investment and cash holdings were $427,141,000 at June 30, 2014, compared to $323,814,000 at December 31, 2013.

•
Investment income was $1,617,000 and $3,084,000 for the three and six months ended June 30, 2014, respectively, compared to $831,000 and $1,555,000 for the three and six months ended June 30, 2013, respectively.

•
Net realized gains were $31,000 and $45,000 for the three and six months ended June 30, 2014, respectively, compared to net realized losses of $(149,000) and $(161,000) for the three and six months ended June 30, 2013, respectively.

•	Book value per share was $8.85 at June 30, 2014, a 33.3% increase from $6.64 at December 31, 2013.

•	Return on average equity for the trailing twelve months ended June 30, 2014 was 26.5% compared to 14.7% for the trailing twelve months ended June 30, 2013.

•	Policies in-force were 215,387 at June 30, 2014, a 28.1% increase from 168,075 at June 30, 2013.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Gross premiums written	$128,920	$103,303	$217,921	$191,049
Increase in gross unearned premiums	(31,697)	(28,403)	(25,687)	(46,273)
Gross premiums earned	97,223	74,900	192,234	144,776
Ceded premiums earned	(33,039)	(28,929)	(64,016)	(56,508)
Net premiums earned	64,184	45,971	128,218	88,268
Investment income	1,617	831	3,084	1,555
Net realized gains (losses)	31	(149)	45	(161)
Other revenue	1,872	1,999	3,864	3,160
Total revenue	67,704	48,652	135,211	92,822
EXPENSES:
Losses and loss adjustment expenses	28,792	23,007	56,465	43,554
Policy acquisition costs	16,197	12,169	31,377	23,452
Operating expenses	2,858	2,620	5,367	4,679
General and administrative expenses	4,335	3,530	8,685	6,654
Interest expense	112	80	227	153
Total expenses	52,294	41,406	102,121	78,492
Income before other income	15,410	7,246	33,090	14,330
Other income	—	—	16	—
Income before income taxes	15,410	7,246	33,106	14,330
Provision for income taxes	5,820	2,737	12,127	5,470
Net income	$9,590	$4,509	$20,979	$8,860
Net income per diluted share	$0.46	$0.28	$1.09	$0.55
Book value per share			$8.85	$5.98
Return on average equity			26.5%	14.7%
Loss ratio, net[1]	44.8%	50.0%	44.0%	49.3%
Expense ratio[2]	36.4%	39.8%	35.5%	39.4%
Combined ratio (CR)[3]	81.2%	89.8%	79.5%	88.7%
Effect of current year catastrophe losses on CR	0.4%	3.9%	0.2%	4.1%
Effect of prior year (favorable) development on CR	(1.6)%	3.9%	(0.9)%	4.0%
Underlying combined ratio[4]	82.4%	82.0%	80.2%	80.6%
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

Combined ratio excluding the effects of current year catastrophe losses and prior year development (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between four GAAP operating ratios: the combined ratio, the effect of current year catastrophe losses on the combined ratio and prior year development on the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses, losses from lines in run-off and prior year development. Current year catastrophe

UNITED INSURANCE HOLDINGS CORP.

losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2014, we reassessed our critical accounting policies and estimates as disclosed within our 2013 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the notes to unaudited consolidated financial statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2014 COMPARED TO DECEMBER 31, 2013

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $427,141,000 at June 30, 2014.

The following table summarizes our investments, by type:

	June 30, 2014		December 31, 2013
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$91,587	21.4%	$97,480	30.1%
Foreign government	3,332	0.8	3,227	1.0
States, municipalities and political subdivisions	66,921	15.7	45,777	14.1
Public utilities	9,327	2.2	9,133	2.8
Corporate securities	114,277	26.7	117,407	36.3
Redeemable preferred stocks	405	0.1	—	—
Total fixed maturities	285,849	66.9	273,024	84.3
Mutual fund	44,000	10.2	—	—
Public utilities	886	0.2	807	0.2
Common stocks	15,636	3.7	14,546	4.5
Nonredeemable preferred stocks	732	0.2	249	0.1
Total equity securities	61,254	14.3	15,602	4.8
Other long-term investments	300	0.1	300	0.1
Total investments	347,403	81.3	288,926	89.2
Cash and cash equivalents	79,738	18.7	34,888	10.8
Total cash, cash equivalents and investments	$427,141	100.0%	$323,814	100.0%

We classify all of our investments as available-for-sale. Our investments at June 30, 2014 and December 31, 2013 consisted mainly of U.S. government and agency securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, healthcare, technology and telecommunications industries. During the first half of 2014, we acquired an equity interest in a mutual fund, which invests primarily in structured and corporate bonds. Most of the corporate bonds we held reflected a similar diversification. At June 30, 2014, approximately 82% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 18% were corporate bonds rated “BBB”.

UNITED INSURANCE HOLDINGS CORP.

At June 30, 2014, gross unrealized losses on securities that were in a gross unrealized loss position of less than twelve months decreased approximately $2,799,000 relative to December 31, 2013.  This decrease in gross unrealized losses can mainly be attributed to improving market conditions during the first half of 2014. We had two equity securities that were in a loss position for a period of twelve months or longer. We had forty-nine fixed maturities that were in an unrealized loss position for twelve months or longer. We reviewed all of our securities and determined that we did not need to record any impairment charges at June 30, 2014, and we expect to fully recover our cost basis.

Impact of low interest rate environment

The continued low interest rate environment in the U.S. has resulted in our current reinvestment yields being lower than our overall portfolio income yield, primarily for our investments in fixed income securities. During 2013, the Federal Reserve Board announced its decision to reduce the amount of its purchases of both longer-term Treasury and agency mortgage-backed securities. More recent announcements in 2013 have begun to foreshadow the potential tapering of large-scale purchases of longer-term treasury and agency mortgage-backed securities in the open market. The Federal Open Market Committee (the Committee) also reaffirmed its view that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset program ends and the economic recovery strengthens and stated that it now anticipates that it likely will be appropriate to maintain the current target range for the federal funds rate well past the time that the unemployment rate declines below 6.5 percent, especially if the projected inflation continues to run below the Committee's 2 percent longer-run goal. We anticipate that interest rates will continue to increase but remain below historic averages and our portfolio income yield for some period. We also expect capital markets to remain volatile.

Investment activity will continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield.

Reinsurance Payable

During the second quarter of 2014, we placed our reinsurance program for the 2014 hurricane season. Our insurance affiliate purchased catastrophe excess of loss reinsurance protection of $1,080,200,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2014, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

Revenue

Revenues for the quarter ended June 30, 2014 increased $19,052,000, or 39%, to $67,704,000, from $48,652,000 for the quarter ended June 30, 2013. The increase in revenues primarily resulted from a $18,213,000, or 40%, increase in net premiums earned. The growth in net premiums earned for the quarter was driven by continued growth in new business production in Florida and other states.

Our direct gross written premiums increased by $25,617,000, or 25%, primarily due to the strong organic growth in new and renewal business generated in the states in which we currently write. The majority of the increase in gross written premiums for the quarter was derived from our continued expansion outside the state of Florida. Our quarter-over-quarter growth in gross written premiums and new and renewal policies by state are shown in the tables below:

Direct and Assumed Premium By State	2014 GWP	2013 GWP	Growth
Florida	$100,698	$89,418	$11,280
South Carolina	8,718	6,825	1,893
Massachusetts	8,228	3,569	4,659
Rhode Island	4,959	3,322	1,637
North Carolina	3,324	339	2,985
New Jersey	1,046	—	1,046
Texas	2,486	—	2,486
Total direct written premium by state	129,459	103,473	25,986
Assumed premium (1)	(539)	(170)	(369)
Total gross written premium	$128,920	$103,303	$25,617
(1) All assumed premiums are written in Florida due to the policy assumptions from Citizens.

States	2014 Policies*	2013 Policies*	Growth
Florida	54,126	46,247	7,879
South Carolina	5,453	4,364	1,089
Massachusetts	5,631	2,488	3,143
Rhode Island	4,100	3,016	1,084
North Carolina	2,682	263	2,419
New Jersey	914	—	914
Texas	1,925	—	1,925
Total	74,831	56,378	18,453
* Only includes new and renewal homeowner and dwelling fire policies written during the quarter

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the quarter ended June 30, 2014 increased $10,888,000, or 26%, primarily due to increased losses, policy acquisition costs and operating and administrative expenses.

Our GAAP net combined ratio and underlying net combined ratio both improved primarily due to strong premium growth and a lower ceded reinsurance premium percentage for the quarter compared to the same quarter in 2013. As a result of these factors, net premiums earned increased $18,213,000, or 40%, to $64,184,000 in the second quarter of 2014 compared to $45,971,000 for the second quarter of 2013. The increase in net premiums earned was partially offset by the increase in our underlying loss costs, which increased approximately $10,120,000 during the second quarter of 2014 compared to the same period a year ago.  The increase in underlying loss costs for the three months ended June 30, 2014 was driven primarily by the growth of policies in-force and increased severity of water-related losses in Florida as shown in the table below:

	Three Months Ended June 30,
	2014	2013	Change
Net Loss and LAE	$28,792	$23,007	$5,785
% of Gross earned premiums	29.6%	30.7%	-1.1 pts
% of Net earned premiums	44.8%	50.0%	-5.2 pts
Less:
Current year catastrophe losses	$260	$1,777	$(1,517)
Prior year reserve development (favorable)	(1,023)	1,795	(2,818)
Underlying loss and LAE*	$29,555	$19,435	$10,120
% of Gross earned premiums	30.4%	26.0%	4.4 pts
% of Net earned premiums	46.0%	42.3%	3.7 pts

Policy acquisition costs	$16,197	$12,169	$4,028
Operating and underwriting	2,858	2,620	238
General and administrative	4,335	3,530	805
Total Operating Expenses	$23,390	$18,319	$5,071
% of Gross earned premiums	24.1%	24.5%	-0.4 pts
% of Net earned premiums	36.4%	39.8%	-3.4 pts

Combined Ratio - as % of gross earned premiums	53.7%	55.2%	-1.5 pts
Underlying Combined Ratio - as % of gross earned premiums	54.5%	50.5%	4.0 pts

Combined Ratio - as % of net earned premiums	81.2%	89.8%	-8.6 pts
Underlying Combined Ratio - as % of net earned premiums	82.4%	82.0%	0.4 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio increased to 30.4% during the second quarter of 2014, which was up 4.4 points from 26.0% in the second quarter of 2013. The primary drivers of this change were increases in the severity of water-related losses in Florida, as well as water and freeze-related losses in Massachusetts and Rhode Island. Water-related losses and other loss causes in states outside of Florida accounted for approximately 1.9 points of the 4.4 point increase in our gross underlying loss ratio. These negative changes in the gross loss ratio were partially offset by a lower ceded reinsurance premium percentage, which allowed our net underlying loss ratio to increase by only 3.7 points.

Policy acquisition costs increased $4,028,000, or 33%, primarily due to the 30% increase in gross premiums earned. These costs vary directly with gross premiums earned, and as a percentage of gross premiums earned, remained constant at 16%.

UNITED INSURANCE HOLDINGS CORP.

Operating costs increased $238,000, or 9%, due to increases in several expense categories, none of which was individually significant. The increase in these expense categories was primarily driven by our continuing growth and expansion into new states.

General and administrative expenses have increased $805,000, or 23%, due to an increase in salaries and related personnel costs to support our growth.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

Revenue

Revenues for the six months ended June 30, 2014 increased $42,389,000, or 46%, to $135,211,000, from $92,822,000 for the six months ended June 30, 2013. The increase in revenues primarily resulted from a $39,950,000, or 45%, increase in net premiums earned. The growth in net premiums earned for the year was driven by continued growth in new business production in Florida and other states. Our gross written premiums increased $26,872,000, or 14%, to $217,921,000 in 2014, from $191,049,000 in 2013 because we wrote approximately 31,000 more new and renewal policies in Florida and other states compared to 2013. The increase in direct written premiums was offset by a $16,070,000 decrease in assumed premiums. In the first half of 2013, we recorded assumed premiums of $13,564,000 related to the policies we assumed from Citizens Property Insurance Corporation (Citizens), whereas in the first half of 2014, we recorded the return of approximately $2,506,000 of assumed premium to Citizens related to opt-outs from our assumption. Our year-over-year growth in written premiums and new and renewal policies by state are shown below:

Direct and Assumed Premium By State	2014 GWP	2013 GWP	Growth
Florida	$173,735	$155,360	$18,375
South Carolina	15,332	11,847	3,485
Massachusetts	13,620	5,352	8,268
Rhode Island	7,640	4,587	3,053
North Carolina	5,271	339	4,932
New Jersey	1,533	—	1,533
Texas	3,296	—	3,296
Total direct written premium by state	220,427	177,485	42,942
Assumed premium (1)	(2,506)	13,564	(16,070)
Total gross written premium	$217,921	$191,049	$26,872
(1) All assumed premiums are written in Florida due to the policy assumptions from Citizens.

States	2014 Policies*	2013 Policies*	Growth
Florida	95,391	82,514	12,877
South Carolina	9,634	7,591	2,043
Massachusetts	9,354	3,770	5,584
Rhode Island	6,415	4,186	2,229
North Carolina	4,271	263	4,008
New Jersey	1,352	—	1,352
Texas	2,537	—	2,537
Total	128,954	98,324	30,630
* Only includes new and renewal homeowner and dwelling fire policies written during the year

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies, and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the six months ended June 30, 2014 increased $23,629,000, or 30%, primarily due to increased losses, policy acquisition costs and operating and administrative expenses.

The development on catastrophe and non-catastrophe losses related to prior accident years is shown in the table below:

	Six Months Ended June 30,
	2014	2013	Change
Net Loss and LAE	$56,465	$43,554	$12,911
% of Gross earned premiums	29.4%	30.1%	-0.7 pts
% of Net earned premiums	44.0%	49.3%	-5.3 pts
Less:
Current year catastrophe losses	$260	$3,595	$(3,335)
Prior year reserve development (favorable)	(1,165)	3,514	$(4,679)
Underlying loss and LAE*	$57,370	$36,445	$20,925
% of Gross earned premiums	29.8%	25.2%	4.6 pts
% of Net earned premiums	44.7%	41.2%	3.5 pts

Policy acquisition costs	$31,377	$23,452	$7,925
Operating and underwriting	5,367	4,679	688
General and administrative	8,685	6,654	2,031
Total Operating Expenses	$45,429	$34,785	$10,644
% of Gross earned premiums	23.6%	24.0%	-0.4 pts
% of Net earned premiums	35.5%	39.4%	-3.9 pts

Combined Ratio - as % of gross earned premiums	53.0%	54.1%	-1.1 pts
Underlying Combined Ratio - as % of gross earned premiums	53.4%	49.2%	4.2 pts

Combined Ratio - as % of net earned premiums	79.5%	88.7%	-9.2 pts
Underlying Combined Ratio - as % of net earned premiums	80.2%	80.6%	-0.4 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Policy acquisition costs increased $7,925,000, or 34%, primarily due to the 33% increase in gross premiums earned. These costs vary directly with gross premiums earned, and as a percentage of gross premiums earned, remained constant at 16%.

Operating costs increased $688,000, or 15%, due to increases in several expense categories, none of which was individually significant. The increase in these expense categories was primarily driven by our continuing growth and expansion into new states.

General and administrative expenses have increased $2,031,000, or 31%, due to an increase in salaries and related personnel costs to support our growth.

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

Operating Activities

During the six months ended June 30, 2014, our operations generated cash of $48,019,000, compared to generating cash of $70,565,000 during the same period in 2013. The $22,546,000 decrease in operating cash was primarily driven by a reduction in assumed premiums, increased claims payments, increased reinsurance payments and increased operating expense payments. Assumed premiums decreased $23,504,000 because we returned $9,783,000 of assumed premiums during the first half of 2014 compared to receiving assumed premiums of $13,721,000 for the same period last year related to the assumption of policies from Citizens Property Insurance Corporation. Claims payments increased approximately $13,313,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Reinsurance payments increased $10,109,000 because we purchased more reinsurance coverage for our 2014 - 2015 catastrophe reinsurance contracts compared to the reinsurance protection we purchased for our 2013 - 2014 catastrophe reinsurance contracts. Operating expense payments increased $5,176,000 due to the overall growth in the business during 2014 compared to the same period in 2013. The increase in operating cash outflows were partially offset by a $41,808,000 increase in cash inflows related to premium collections due to the increased writings we experienced during the first half of 2014 compared to the same period in 2013.

Investing Activities

During the six months ended June 30, 2014, our investing activities used $54,846,000 of cash compared to using $94,962,000 of cash in the same period of the prior year primarily because we purchased fewer investments during the first half of 2014 compared to the same period in 2013.

Financing Activities

During the six months ended June 30, 2014, our financing activities provided cash of $51,787,000 compared to providing cash of $4,007,000 for the six months ended June 30, 2013. The increase in cash provided by financing activities primarily relates to the $50,450,000 increase in net proceeds from our stock offerings. During the first quarter of 2014, we received net proceeds of $54,041,000 related to the public offering of 4,600,000 shares of our common stock. During the first quarter of 2013, we received net proceeds of $3,591,000 from the issuance of 750,000 shares of our our common stock related to the over-allotment option exercised by the underwriters in our public offering that closed in late 2012.

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

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires our insurance affiliate to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At June 30, 2014, our insurance affiliate's surplus as regards policyholders was $91,087,000, exceeding the minimum requirements. Florida law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at June 30, 2014.

On May 1, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend. We paid the $834,000 dividend on May 23, 2014, to stockholders of record on May 16, 2014.

On March 5, 2014, we closed an underwritten public offering of 4,600,000 shares of our common stock. Our total net proceeds from the offering were approximately $54,041,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2014, we had no off-balance-sheet arrangements.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturities at June 30, 2014:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
300 basis point increase	$254,049	$(31,799)	(11.12)%
200 basis point increase	$264,654	$(21,194)	(7.41)%
100 basis point increase	$275,253	$(10,595)	(3.71)%
100 basis point decrease	$296,027	$10,179	3.56%
200 basis point decrease	$304,346	$18,498	6.47%
300 basis point decrease	$309,060	$23,212	8.12%

UNITED INSURANCE HOLDINGS CORP.

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at June 30, 2014:

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$17,806	6.3%	$18,342	6.4%
AA+, AA, AA-	147,089	52.0	147,780	51.7
A+, A, A-	61,747	21.8	62,551	21.9
BBB+, BBB, BBB-	55,054	19.5	56,176	19.7
Not rated	1,000	0.4	1,000	0.3
Total	$282,696	100.0%	$285,849	100.0%

Equity Price Risk

Our equity investment portfolio at June 30, 2014 consists of common stocks, non redeemable preferred stocks and a mutual fund investment. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at June 30, 2014:

		% of Total
	Estimated	Estimated
Stocks by Sector	Fair Value	Fair Value
Mutual fund	$44,000	71.8%
Consumer, non-cyclical	4,325	7.1
Energy	3,075	5.0
Industrial	2,511	4.1
Technology	1,951	3.2
Consumer, cyclical	1,725	2.8
Financial	1,711	2.8
Utility	887	1.4
Communications	590	1.0
Basic materials	479	0.8
Total	$61,254	100.0%

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

During the fiscal quarter ended June 30, 2014, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following updates and supplements the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013:

If we experience difficulties with technology, data security and/or outsourcing relationships, our ability to conduct our business could be negatively impacted.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our information technology systems and upon our contractors' and third-party administrators' ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as the processing of policies and the adjusting of claims. Because our information technology and telecommunications systems interface with and often depend on these third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Despite our implementation of security measures, our information technology systems are vulnerable to computer viruses, natural disasters, unauthorized access, cyber-attacks, system failures and similar disruptions. A material breach in the security of our information technology systems and data could include the theft of our confidential or proprietary information, including trade secrets and the personal information of our customers, claimants and employees. From time to time, we have experienced threats to our data and information technology systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions.  To the extent that any disruptions or security breaches result in a loss or damage to our data or inappropriate disclosure of proprietary or confidential information, it could cause significant damage to our reputation, adversely affect our relationships with our customers, result in litigation, increased costs and/or regulatory penalties, and ultimately harm our business. Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.

Losses from legal actions may be material to our operating results, cash flows and financial condition.

Trends in the insurance industry regarding claims and coverage issues, such as increased litigation, the willingness of courts to expand covered causes of loss, and the escalation of loss severity may contribute to increased litigation costs and increase our loss exposure under the policies that we underwrite.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  Examples of emerging claims and coverage issues include, but are not limited to:

•	judicial expansion of policy coverage and the impact of new theories of liability;

•	plaintiffs targeting property and casualty insurers in purported class-action litigation relating to claims-handling and other practices; and

•	adverse changes in loss cost trends, including inflationary pressures in home repair costs.

UNITED INSURANCE HOLDINGS CORP.

Loss severity in the property and casualty insurance industry may increase and may be driven by the effects of these and other unforeseen emerging claims and coverage issues.  Multiparty or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards.  The loss of even one of these claims, if it resulted in a significant award or a judicial ruling that was otherwise detrimental, could create a precedent in our industry that could have a material adverse effect on our results of operations and financial condition.  This risk of potential liability may make reasonable settlements of claims more difficult to obtain.

We are a defendant in a number of legal actions, including class action litigation, relating to those emerging claim and coverage issues. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may result in increased costs associated with litigation, render our loss reserves inadequate, and may be material to our operating results and cash flows for a particular quarter or annual period and to our financial condition.  In addition, claims and coverage issues may not become apparent to us for some time after our issuance of the affected insurance policies. As a result, we may not know the full extent of liability under insurance policies we issue for many years after the policies are issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three and six months ended June 30, 2014, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At June 30, 2014, we were in compliance with these requirements.

Repurchases. During the three months ended June 30, 2014, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description
10.1
Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida and including Addenda 1, effective June 1, 2014 (included as exhibit 10.1 to the Form 8-K filed on June 5, 2014, and incorporated herein by reference).

10.2
Form of Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2014 (included as exhibit 10.2 to the Form 8-K filed on June 5, 2014, and incorporated herein by reference).

10.3
Form of Property Catastrophe Second Event Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2014 (included as exhibit 10.3 to the Form 8-K filed on June 5, 2014, and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

August 4, 2014	By:	/s/ John L. Forney
John L. Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

August 4, 2014	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)