Form 10-Q
period 2014-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2014-11-04
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission File Number 001-35761
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 4, 2014; 20,905,070 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of September 30, 2014, and for the three and nine months ended September 30, 2014 (Form 10-Q) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $327,332 and $274,651, respectively)	$329,120	$273,024
Equity securities - common and preferred (adjusted cost of $19,389 and $13,825, respectively)	22,176	15,602
Other long-term investments	300	300
Total investments	$351,596	$288,926
Cash and cash equivalents	83,318	34,888
Accrued investment income	1,847	1,752
Premiums receivable, net	33,945	26,076
Reinsurance recoverable on paid and unpaid losses	3,697	2,426
Prepaid reinsurance premiums	97,243	55,268
Deferred policy acquisition costs	33,764	25,186
Other assets	7,260	6,708
Total Assets	$612,670	$441,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$53,413	$47,451
Unearned premiums	223,329	193,428
Reinsurance payable	95,460	39,483
Other liabilities	35,062	38,575
Notes payable	13,824	14,706
Total Liabilities	$421,088	$333,643
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,124,554 and 16,421,398 issued; 20,905,070 and 16,209,315 outstanding for 2014 and 2013, respectively	2	2
Additional paid-in capital	81,961	27,800
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	2,807	92
Retained earnings	107,243	80,124
Total Stockholders' Equity	$191,582	$107,587
Total Liabilities and Stockholders' Equity	$612,670	$441,230

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Gross premiums written	$105,065	$83,601	$322,986	$274,650
Increase in gross unearned premiums	(4,214)	(3,463)	(29,901)	(49,736)
Gross premiums earned	100,851	80,138	293,085	224,914
Ceded premiums earned	(35,741)	(31,317)	(99,757)	(87,825)
Net premiums earned	65,110	48,821	193,328	137,089
Investment income	1,807	1,089	4,891	2,644
Net realized losses	(69)	(38)	(24)	(199)
Other revenue	1,999	1,945	5,863	5,105
Total revenue	68,847	51,817	204,058	144,639
EXPENSES:
Losses and loss adjustment expenses	30,140	25,578	86,605	69,132
Policy acquisition costs	17,291	13,115	48,668	36,567
Operating expenses	3,086	2,265	8,453	6,944
General and administrative expenses	4,709	4,034	13,394	10,688
Interest expense	98	102	325	255
Total expenses	55,324	45,094	157,445	123,586
Income before other income	13,523	6,723	46,613	21,053
Other income	—	1	16	1
Income before income taxes	13,523	6,724	46,629	21,054
Provision for income taxes	4,883	2,593	17,010	8,063
Net income	$8,640	$4,131	$29,619	$12,991
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(1,249)	365	4,401	(4,011)
Reclassification adjustment for net realized investment losses	69	38	24	199
Income tax (expense) benefit related to items of other comprehensive income	456	(156)	(1,710)	1,470
Total comprehensive income	$7,916	$4,378	$32,334	$10,649

Weighted average shares outstanding
Basic	20,745,245	16,129,247	19,658,199	16,091,323
Diluted	20,843,603	16,186,178	19,756,411	16,167,316

Earnings per share
Basic	$0.42	$0.26	$1.51	$0.81
Diluted	$0.41	$0.26	$1.50	$0.80

Dividends declared per share	$0.04	$0.03	$0.12	$0.09

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$29,619	$12,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518	525
Bond amortization and accretion	1,101	940
Net realized losses	24	199
Provision for uncollectible premiums/over and short	60	38
Deferred income taxes, net	(1,112)	1,910
Stock based compensation	230	96
Changes in operating assets and liabilities:
Accrued investment loss	(95)	(640)
Premiums receivable	(7,929)	(11,969)
Reinsurance recoverable on paid and unpaid losses	(1,271)	97
Prepaid reinsurance premiums	(41,975)	(34,532)
Deferred policy acquisition costs, net	(8,578)	(9,319)
Other assets	280	(1,079)
Unpaid losses and loss adjustment expenses	5,962	5,034
Unearned premiums	29,901	49,736
Reinsurance payable	55,977	58,754
Other liabilities	(3,513)	6,810
Net cash provided by operating activities	$59,199	$79,591
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	145,059	95,127
Purchases of investments available for sale	(204,429)	(193,718)
Cost of property, equipment and capitalized software acquired	(1,948)	(1,108)
Net cash used in investing activities	$(61,318)	$(99,699)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(110)	—
Repayments of borrowings	(882)	(882)
Dividends	(2,500)	(1,458)
Bank overdrafts	—	1,970
Proceeds from issuance of common stock	54,041	3,591
Net cash provided by financing activities	$50,549	$3,221
Increase (decrease) in cash	48,430	(16,887)
Cash and cash equivalents at beginning of period	34,888	71,205
Cash and cash equivalents at end of period	$83,318	$54,318

Supplemental Cash Flows Information
Interest paid	$301	$240
Income taxes paid	$21,464	$7,184
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

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

Our primary product is homeowners' insurance, which we currently offer in Florida, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas under authorization from the insurance regulatory authorities in each state, and we are licensed to write in Connecticut, Delaware, Georgia, Louisiana, Maryland, Mississippi, New Hampshire and Virginia. Our insurance affiliate has also applied to insurance regulatory authorities to write property and casualty lines in two additional states.

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of September 30, 2014, with the Audited Consolidated Balance Sheet amounts as of December 31, 2013, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

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

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of September 30, 2014, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2013 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2014 and December 31, 2013, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe they would have an impact on the operations or financial reporting of our Company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2014 and December 31, 2013:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. government and agency securities	$123,666	$101	$822	$122,945
Foreign government	3,278	41	—	3,319
States, municipalities and political subdivisions	80,077	1,477	227	81,327
Public utilities	9,059	229	41	9,247
Corporate securities	110,839	1,442	404	111,877
Redeemable preferred stocks	413	—	8	405
Total fixed maturities	327,332	3,290	1,502	329,120
Public utilities	996	62	8	1,050
Other common stocks	17,660	2,918	185	20,393
Non-redeemable preferred stocks	733	3	3	733
Total equity securities	19,389	2,983	196	22,176
Other long-term investments	300	—	—	300
Total investments	$347,021	$6,273	$1,698	$351,596

December 31, 2013
U.S. government and agency securities	$98,621	$28	$1,169	$97,480
Foreign government	3,287	—	60	3,227
States, municipalities and political subdivisions	45,556	654	433	45,777
Public utilities	9,103	122	92	9,133
Corporate securities	118,084	792	1,469	117,407
Total fixed maturities	274,651	1,596	3,223	273,024
Public utilities	804	23	20	807
Other common stocks	12,749	1,894	97	14,546
Non-redeemable preferred stocks	272	—	23	249
Total equity securities	13,825	1,917	140	15,602
Other long-term investments	300	—	—	300
Total investments	$288,776	$3,513	$3,363	$288,926

We classify all of our investments as available-for-sale. Our investments at September 30, 2014 and December 31, 2013 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, technology and industrial sectors.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine month periods ended September 30, 2014 and 2013:

	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$2	$333	$2	$6,007
Equity securities	2	44,024	—	—
Total realized gains	4	44,357	2	6,007
Fixed maturities	(73)	2,270	(40)	4,078
Equity securities	—	—	—	—
Total realized losses	(73)	2,270	(40)	4,078
Net realized investment losses	$(69)	$46,627	$(38)	$10,085

Nine Months Ended September 30,
Fixed maturities	$23	$1,453	$30	$20,134
Equity securities	174	111,075	31	155
Total realized gains	197	112,528	61	20,289
Fixed maturities	(150)	4,823	(258)	42,725
Equity securities	(71)	1,013	(2)	28
Total realized losses	(221)	5,836	(260)	42,753
Net realized investment losses	$(24)	$118,364	$(199)	$63,042

The table below summarizes our fixed maturities by their contractual due dates at September 30, 2014. We summarize our fixed maturities by their contractual due dates with the exception of our collateralized mortgage obligations which we summarize by their effective maturity dates. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2014
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$45,915	14.0%	$45,973	14.0%
Due after one year through five years	160,295	49.0	160,318	48.7
Due after five years through ten years	113,271	34.6	114,693	34.8
Due after ten years	7,851	2.4	8,136	2.5
Total	$327,332	100.0%	$329,120	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities	$1,611	$983	$4,237	$2,426
Equity securities	171	93	537	174
Cash, cash equivalents and short-term investments	2	8	7	28
Other investments	23	5	110	16
Investment income	1,807	1,089	4,891	2,644
Investment expenses	(79)	(40)	(227)	(159)
Net investment income	$1,728	$1,049	$4,664	$2,485

Portfolio monitoring

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed maturity and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed maturity security in an unrealized loss position, we determine if the loss is temporary or other-than-temporarily impaired. If our management decides to sell the security or determines that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity, contractual or regulatory purposes, then the security's decline in fair value is considered other-than-temporary and is recorded in earnings.

If we have not made the decision to sell the fixed maturity security and it is not more likely than not that we will be required to sell the fixed maturity security before recovery of its amortized cost basis, we evaluate whether we expect the security to receive cash flows sufficient to recover the entire cost or amortized cost basis of the security. We calculate the estimated recovery value by discounting the best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compare this to the cost or amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire cost or amortized cost basis of the fixed maturity security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income.

For equity securities, if we have decided to sell an equity security whose fair value is less than its cost and we do not expect the fair value to fully recover before the expected time of the sale, then the equity security’s decline in fair value is considered other-than-temporary and is recorded in earnings.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. government and agency securities	51	$355	$110,191	19	$467	$16,797
States, municipalities and political subdivisions	20	120	20,131	9	107	11,817
Public utilities	—	—	—	1	41	1,012
Corporate securities	12	45	12,151	16	359	20,199
Redeemable preferred stocks	3	8	304	—	—	—
Total fixed maturities	86	528	142,777	45	974	49,825
Public utilities	8	7	301	1	1	28
Common stocks	55	165	3,822	1	20	285
Non-redeemable preferred stocks	2	2	200	1	1	128
Total equity securities	65	174	4,323	3	22	441
Total	151	$702	$147,100	48	$996	$50,266

December 31, 2013
U.S. government and agency securities	47	$850	$64,369	7	$319	$5,913
Foreign governments	4	60	3,227	—	—	—
States, municipalities and political subdivisions	23	433	27,106	—	—	—
Public utilities	4	92	3,830	—	—	—
Corporate securities	49	1,469	60,348	—	—	—
Total fixed maturities	127	2,904	158,880	7	319	5,913
Public utilities	5	20	357	—	—	—
Common stocks	15	97	1,626	—	—	—
Non-redeemable preferred stocks	1	6	125	1	17	125
Total equity securities	21	123	2,108	1	17	125
Total	148	$3,027	$160,988	8	$336	$6,038

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

During the three and nine months ended September 30, 2014 and 2013, we recorded no other-than-temporary impairment charges related to our equity positions. We have never recorded an OTTI charge on our fixed maturity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2
September 30, 2014
U.S. government and agency securities	$122,945	$—	$122,945
Foreign governments	3,319	—	3,319
States, municipalities and political subdivisions	81,327	—	81,327
Public utilities	9,247	—	9,247
Corporate securities	111,877	—	111,877
Redeemable preferred stocks	405	405	—
Total fixed maturities	329,120	405	328,715
Public utilities	1,050	1,050	—
Common stocks	20,393	20,393	—
Non-redeemable preferred stocks	733	733	—
Total equity securities	22,176	22,176	—
Other long-term investments	300	300	—
Total investments	$351,596	$22,881	$328,715

December 31, 2013
U.S. government and agency securities	$97,480	$—	$97,480
Foreign government	3,227	—	3,227
States, municipalities and political subdivisions	45,777	—	45,777
Public utilities	9,133	—	9,133
Corporate securities	117,407	—	117,407
Total fixed maturities	273,024	—	273,024
Public utilities	807	807	—
Common stocks	14,546	14,546	—
Non-redeemable preferred stocks	249	249	—
Total equity securities	15,602	15,602	—
Other long-term investments	300	300	—
Total investments	$288,926	$15,902	$273,024

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
September 30, 2014

Level 3: Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect our estimates of the assumptions that market participants would use in valuing the assets and liabilities.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2014 and December 31, 2013, respectively. Changes in interest rates subsequent to September 30, 2014 may affect the fair value of our investments.

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

We do not hold any available for sale investments that require unobservable inputs to determine their fair value. At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. We made no such transfers during the three and nine months ended September 30, 2014.

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

Limited partnerships

On September 27, 2013, we acquired an investment in RCH Mortgage Fund VII Investors, LP (RCH), a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in RCH of $1,000,000, which has been reduced by our proportionate share of the partnership's losses, is currently bifurcated between a capital contribution of $460,000 and a note receivable plus accrued interest of $525,000 that will be utilized to fund our future capital contributions. We are not required to fund any additional amounts in excess of our initial $1,000,000 commitment. As RCH is still in the acquisition phase, the cost basis of our investment approximated its fair value of $985,000 at September 30, 2014.

On October 10, 2014, RCH issued a capital call notice and applied our $500,000 note receivable to our capital account to fully fund our obligation to the limited partnership. RCH also remitted the $25,000 of unpaid interest on the note receivable.

On September 25, 2012, we acquired an investment in DCR Mortgage Partners VI, LP (DCR), a limited partnership, recorded in other assets, that is currently being accounted for at cost. Our total investment in DCR is $750,000, which has been increased by our proportional share of the partnership income, and reduced by return of capital and tax distributions received during the nine months ended September 30, 2014 totaling $8,000, is currently bifurcated between capital contributions of $562,000 and a note receivable of $188,000 that will be utilized to fund our future capital contribution. We are not required to fund any additional amounts in excess of our initial investment. As DCR is still in the acquisition phase, the cost basis of our investment approximated its fair value of $750,000 at September 30, 2014.

On October 15, 2014, DCR issued a capital call notice and applied our $188,000 note receivable to our capital account to fully fund our obligation to the limited partnership.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

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

4)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2014 and September 30, 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders	$8,640	$4,131	$29,619	$12,991

Denominator:
Weighted-average shares outstanding	20,745,245	16,129,247	19,658,199	16,091,323
Effect of dilutive securities	98,358	56,931	98,212	75,993
Weighted-average diluted shares	20,843,603	16,186,178	19,756,411	16,167,316

Basic earnings per share	$0.42	$0.26	$1.51	$0.81
Diluted earnings per share	$0.41	$0.26	$1.50	$0.80

See Note 11 for additional information on the stock grants related to dilutive securities.

5)    REINSURANCE

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. According to the Insurance Service Office (ISO), a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25,000,000 or more in U.S. industry-wide direct insured losses to property and that affect a significant number of policyholders and insurers (ISO catastrophe). In addition to ISO catastrophes, we also include as catastrophes those events (non-ISO catastrophes), which may include losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made.

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

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Excess-of-loss	$4,642	$1,190	$(126,632)	$(109,893)
Equipment & Identity Theft	(1,221)	(707)	(3,138)	(1,862)
Flood	(4,509)	(3,951)	(11,961)	(10,602)
Ceded premiums written	$(1,088)	$(3,468)	$(141,731)	$(122,357)
Increase (decrease) in ceded unearned premiums	(34,653)	(27,849)	41,974	34,532
Ceded premiums earned	$(35,741)	$(31,317)	$(99,757)	$(87,825)

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

Current year catastrophe losses by the event magnitude are shown in the following table.

		2014			2013
		Number of Events	Incurred Loss and LAE (4)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (4)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Less than $1 million	(1)	3	$714	1.1%	3	$127	0.3%
Total		3	$714	1.1%	3	$127	0.3%

Nine Months Ended September 30,
Current period catastrophe losses incurred
$ 1 million to $5 million	(2)	—	$—	—%	1	$1,904	1.4%
Less than $1 million	(3)	3	974	0.5%	2	1,818	1.3%
Total		3	$974	0.5%	3	$3,722	2.7%

(1)	Reflects losses from the Richland hailstorm, Hurricane Arthur and the Revere Tornado in 2014 and Winterstorm Nemo, the Orlando weather event in March and Tropical Storm Andrea in June 2013.

(2)	Reflects losses from Winterstorm Nemo.

(3)	Reflects losses from the Richland hailstorm, Hurricane Arthur and the Revere Tornado in 2014, and the Orlando weather event and Tropical Storm Andrea in 2013.

(4)	Incurred loss and Loss Adjustment Expenses (LAE) is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

We realized recoveries under our reinsurance agreements totaling $100,000 and $241,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $1,181,000 and $1,712,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $168,000 and $184,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $748,000 and $452,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

6)    LONG-TERM DEBT

Our long-term debt at September 30, 2014 consisted of a note payable to the Florida State Board of Administration. At September 30, 2014 and December 31, 2013, we owed $13,824,000 and $14,706,000, respectively, on the note and the interest rate was 2.54% and 2.64%, respectively. All other terms and conditions of the note remain as described in our 2013 Form 10-K.

The $13,824,000 note payable to the Florida State Board of Administration (SBA note) requires our insurance affiliate to maintain surplus as regards policyholders at or above a calculated level, which was $31,862,000 at September 30, 2014. We

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

monitor our insurance affiliate's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to our insurance affiliate. During the three and nine month periods ended September 30, 2014 and 2013, we did not contribute any capital to our insurance affiliate. We currently do not foresee a need for any material contributions of capital to our insurance affiliate; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to our insurance affiliate under the agreement plus the outstanding balance of the note. At September 30, 2014, our net written premium to surplus ratio was 4.7:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 9.9:1, which exceeds the required ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.52% at the end of September 2014. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.54% at the end of September 2014. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2014, we were in compliance with the covenants of the SBA note.

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

8)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliate. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At September 30, 2014, and during the three and nine months then ended, our insurance affiliate met all regulatory requirements of the states in which it operates, and it did not incur any material assessments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

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

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three-month periods ended September 30, 2014 and 2013, our insurance affiliate recorded statutory net income of $4,720,000 and $2,258,000, respectively, and $15,981,000 and $2,888,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. Since our insurance affiliate is domiciled in Florida, it remains subject to the laws of that state, one of which requires that our insurance affiliate maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At September 30, 2014 and December 31, 2013, our insurance affiliate's surplus as regards policyholders was $95,809,000 and $78,362,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

9)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2013	$150	$(58)	$92
Changes in net unrealized gains on investments	4,401	(1,701)	2,700
Reclassification adjustment for realized losses	24	(9)	15
September 30, 2014	$4,575	$(1,768)	$2,807

10)    STOCKHOLDERS' EQUITY

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our Board of Directors (Board). Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of September 30, 2014, we had not issued any shares of preferred stock.

On September 25, 2014, our Board awarded 65,000 shares of restricted common stock to non-employee Board members under the terms of our 2013 Omnibus Incentive Plan that was approved by our stockholders at our 2013 Annual Stockholders Meeting. The awards will vest on the earlier of (i) the first anniversary of the grant date or (ii) immediately prior to the first annual meeting of stockholders of the Company that occurs in 2015.

On August 1, 2014, our Board declared a $0.04 per share quarterly cash dividend. We paid the $834,000 dividend on August 22, 2014, to stockholders of record on August 15, 2014.

On May 1, 2014, our Board declared a $0.04 per share quarterly cash dividend. We paid the $834,000 dividend on May 23, 2014, to stockholders of record on May 16, 2014.

On March 21, 2014, we awarded Kimberly Salmon, General Counsel and Chief Legal Officer, 1,270 shares of restricted common stock in connection with her employment with our Company. Ms. Salmon's shares will vest on the one-year anniversary of her grant date.

On March 18, 2014, we awarded 36,886 shares of restricted common stock to senior management and selected employees under the terms of our 2013 Omnibus Incentive Plan that was approved by our stockholders at our 2013 Annual Stockholders Meeting. The awards were granted as a result of our Company and management team meeting or exceeding the performance targets established by our Board for the fiscal year ended December 31, 2013. The grants will vest in equal installments over the next three years on the anniversary date of the grant date.

On March 5, 2014, we closed an underwritten public offering of 4,600,000 shares of our common stock. Our total net proceeds from the offering were approximately $54,041,000.

On February 24, 2014, our Board declared a $0.04 per share quarterly cash dividend. We paid the $832,000 dividend on March 21, 2014, to stockholders of record on March 14, 2014.

On November 5, 2013, our Board declared a $0.03 per share quarterly cash dividend. We paid the $486,000 dividend on December 13, 2013, to stockholders of record on November 29, 2013.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

On October 1, 2013, we awarded Jay Williams, Vice President - Marketing, 2,299 shares of restricted common stock in connection with his employment with our Company. Mr. Williams' shares vested on October 1, 2014.

On September 13, 2013, we awarded Andy Swenson, Chief Information Officer, and Deepak Menon, Vice President - Operations and Business Development, 2,167 and 2,110 shares of restricted common stock, respectively, in connection with their employment with our Company. Messrs. Swenson and Menon's shares vested on September 13, 2014.

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

We granted zero and 38,156 restricted stock awards to management and selected employees during the three and nine months ended September 30, 2014, respectively. The year to date restricted stock awards had a weighted-average grant date fair value of $15.24 per share. During the nine months ended September 30, 2014, 7,401 shares were forfeited. We granted 4,277 and 8,177 restricted stock awards during the three and nine month periods ended September 30, 2013, which had a weighted-average grant date fair value of $8.77 and $7.34 per share, respectively.

We also granted 65,000 shares to the non-employee members of the Board during the three and nine months ended September 30, 2014, which had a weighted average grant date fair value of $13.05 per share.

The following table shows a summary of the shares awarded during the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	80,068	$5.56
Granted	103,156	13.86
Forfeited	7,401	7.02
Vested	19,485	6.13
Outstanding as of September 30, 2014	156,338	$10.90

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2014

We had approximately $700,000 and $385,000 of unrecognized stock compensation expense on September 30, 2014 and 2013, respectively, related to non-vested employee compensation granted, which we expect to recognize ratably over the next three years. We recognized $88,000 and $40,000 of compensation expense during the three months ended September 30, 2014 and 2013, respectively, and $209,000 and $96,000 of compensation expense during the nine months ended September 30, 2014 and 2013, respectively.

We had approximately $826,000 of unrecognized director compensation expense on September 30, 2014, related to non-vested director compensation granted, which we expect to recognize ratably until the 2015 annual meeting of stockholders. We recognized $23,000 of director compensation expense during the three and nine months ended September 30, 2014.

12)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On November 4, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend payable on November 28, 2014, to stockholders of record on November 21, 2014.

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

OUR BUSINESS

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies. Our business is conducted principally through four wholly-owned subsidiaries: United Property & Casualty Insurance Company (our insurance affiliate), United Insurance Management, L.C. (our management affiliate), Skyway Claims Services, LLC (our claims adjusting affiliate) and UPC Re (our reinsurance affiliate). Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas, and we are licensed to write in Connecticut, Delaware, Georgia, Louisiana, Maryland, Mississippi, New Hampshire and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricane and other tropical storm events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

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

Recent Events

On November 4, 2014, our Board of Directors declared a $0.04 per share quarterly cash dividend payable on November 28, 2014, to stockholders of record on November 21, 2014.

UNITED INSURANCE HOLDINGS CORP.

2014 Highlights

•
Consolidated net income was $8,640,000 and $29,619,000 for the three and nine months ended September 30, 2014, respectively, compared to $4,131,000 and $12,991,000 for the three and nine months ended September 30, 2013, respectively.

•
Net income per diluted share was $0.41 and $1.50 for the three and nine months ended September 30, 2014, respectively, compared to $0.26 and $0.80 for the three and nine months ended September 30, 2013, respectively.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 84.8% and 81.3% for the three and nine months ended September 30, 2014, respectively, compared to 92.2% and 89.9% for the three and nine months ended September 30, 2013, respectively.

•
Total revenues were $68,847,000 and $204,058,000 for the three and nine months ended September 30, 2014, respectively, compared to $51,817,000 and $144,639,000 for the three and nine months ended September 30, 2013, respectively.

•	Investment and cash holdings were $434,914,000 at September 30, 2014, compared to $323,814,000 at December 31, 2013.

•
Investment income was $1,807,000 and $4,891,000 for the three and nine months ended September 30, 2014, respectively, compared to $1,089,000 and $2,644,000 for the three and nine months ended September 30, 2013, respectively.

•
Net realized losses were $(69,000) and $(24,000) for the three and nine months ended September 30, 2014, respectively, compared to net realized losses of $(38,000) and $(199,000) for the three and nine months ended September 30, 2013, respectively.

•	Book value per share was $9.16 at September 30, 2014, a 38.0% increase from $6.64 at December 31, 2013.

•	Return on average equity for the trailing twelve months ended September 30, 2014 was 27.4% compared to 17.4% for the trailing twelve months ended September 30, 2013.

•	Policies in-force were 224,304 at September 30, 2014, a 25.6% increase from 178,605 at September 30, 2013.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Gross premiums written	$105,065	$83,601	$322,986	$274,650
Increase in gross unearned premiums	(4,214)	(3,463)	(29,901)	(49,736)
Gross premiums earned	100,851	80,138	293,085	224,914
Ceded premiums earned	(35,741)	(31,317)	(99,757)	(87,825)
Net premiums earned	65,110	48,821	193,328	137,089
Investment income	1,807	1,089	4,891	2,644
Net realized losses	(69)	(38)	(24)	(199)
Other revenue	1,999	1,945	5,863	5,105
Total revenue	68,847	51,817	204,058	144,639
EXPENSES:
Losses and loss adjustment expenses	30,140	25,578	86,605	69,132
Policy acquisition costs	17,291	13,115	48,668	36,567
Operating expenses	3,086	2,265	8,453	6,944
General and administrative expenses	4,709	4,034	13,394	10,688
Interest expense	98	102	325	255
Total expenses	55,324	45,094	157,445	123,586
Income before other income	13,523	6,723	46,613	21,053
Other income	—	1	16	1
Income before income taxes	13,523	6,724	46,629	21,054
Provision for income taxes	4,883	2,593	17,010	8,063
Net income	$8,640	$4,131	$29,619	$12,991
Net income per diluted share	$0.41	$0.26	$1.50	$0.80
Book value per share			$9.16	$6.22
Return on average equity, ttm			27.4%	17.4%
Loss ratio, net[1]	46.3%	52.4%	44.8%	50.4%
Expense ratio[2]	38.5%	39.8%	36.5%	39.5%
Combined ratio (CR)[3]	84.8%	92.2%	81.3%	89.9%
Effect of current year catastrophe losses on CR	1.1%	0.3%	0.5%	2.7%
Effect of prior year (favorable) development on CR	(2.4)%	(2.2)%	(1.4)%	1.8%
Underlying combined ratio[4]	86.1%	94.1%	82.2%	85.4%
1 Loss ratio, net is calculated as losses and loss adjustment expenses relative to net premiums earned.
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

Combined ratio excluding the effects of current year catastrophe losses and prior year development (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between four GAAP operating ratios: the combined ratio, the effect of current year catastrophe losses on the combined ratio and prior year development on the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses and prior year development. Current year catastrophe losses cause our loss trends

UNITED INSURANCE HOLDINGS CORP.

to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2014, we reassessed our critical accounting policies and estimates as disclosed within our 2013 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2014 COMPARED TO DECEMBER 31, 2013

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $434,914,000 at September 30, 2014.

The following table summarizes our investments, by type:

	September 30, 2014		December 31, 2013
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$122,945	28.3%	$97,480	30.1%
Foreign government	3,319	0.8	3,227	1.0
States, municipalities and political subdivisions	81,327	18.7	45,777	14.1
Public utilities	9,247	2.1	9,133	2.8
Corporate securities	111,877	25.6	117,407	36.3
Redeemable preferred stocks	405	0.1	—	—
Total fixed maturities	329,120	75.6	273,024	84.3
Public utilities	1,050	0.2	807	0.2
Common stocks	20,393	4.7	14,546	4.5
Nonredeemable preferred stocks	733	0.2	249	0.1
Total equity securities	22,176	5.1	15,602	4.8
Other long-term investments	300	0.1	300	0.1
Total investments	351,596	80.8	288,926	89.2
Cash and cash equivalents	83,318	19.2	34,888	10.8
Total cash, cash equivalents and investments	$434,914	100.0%	$323,814	100.0%

We classify all of our investments as available-for-sale. Our investments at September 30, 2014 and December 31, 2013 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, technology and industrial sectors. Most of the corporate bonds we held reflected a similar diversification. At September 30, 2014, approximately 85% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 15% were corporate bonds rated “BBB”.

At September 30, 2014, gross unrealized losses on securities that were in a gross unrealized loss position of less than twelve months decreased approximately $2,325,000 relative to December 31, 2013.  This decrease in gross unrealized losses can mainly be attributed to improving market conditions during the first nine months of 2014. We had three equity securities

UNITED INSURANCE HOLDINGS CORP.

that were in a loss position for a period of twelve months or longer. We had forty-five fixed maturities that were in an unrealized loss position for twelve months or longer. We reviewed all of our securities and determined that we did not need to record any impairment charges at September 30, 2014, as we expect to fully recover our cost basis.

Impact of low interest rate environment

The continued low interest rate environment in the U.S. has resulted in our current reinvestment yields being lower than our overall portfolio income yield, primarily for our investments in fixed income securities. During 2013, the Federal Reserve Board announced its decision to reduce the amount of its purchases of both longer-term Treasury and agency mortgage-backed securities and on October 29, 2014, the Federal Reserve officially ended its monthly bond-purchase program following the October Federal Open Market Committee meeting. We anticipate that interest rates will continue to increase but remain below historic averages and our portfolio income yield for some period. We also expect capital markets to remain volatile.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

Revenue

Revenues for the quarter ended September 30, 2014 increased $17,030,000, or 33%, to $68,847,000, from $51,817,000 for the quarter ended September 30, 2013. The increase in revenues primarily resulted from a $16,289,000, or 33%, increase in net premiums earned. The growth in net premiums earned for the quarter was driven by continued growth in new business production in Florida and other states.

Our direct gross written premiums increased by $21,528,000, or 26%, primarily due to the strong organic growth in new and renewal business generated in all states in which we currently write policies, but especially outside Florida which represented nearly 79% of the total growth in direct written premiums. Our quarter-over-quarter growth in gross written premiums and new and renewal policies by state are shown in the tables below:

Direct and Assumed Premium By State	2014 GWP	2013 GWP	Growth
Florida	$71,270	$66,715	$4,555
South Carolina	8,969	6,806	2,163
Massachusetts	8,759	5,053	3,706
Rhode Island	5,589	3,779	1,810
Texas	4,802	—	4,802
North Carolina	4,493	1,254	3,239
New Jersey	1,316	63	1,253
Total direct written premium by state	105,198	83,670	21,528
Assumed premium (1)	(133)	(69)	(64)
Total gross written premium	$105,065	$83,601	$21,464
(1) All assumed premiums are written in Florida due to policy assumptions from Citizens Property Insurance Corporation (Citizens).

States	2014 Policies*	2013 Policies*	Growth
Florida	38,742	37,438	1,304
Massachusetts	5,930	3,429	2,501
South Carolina	5,560	4,292	1,268
Rhode Island	4,490	3,433	1,057
North Carolina	3,635	975	2,660
Texas	3,544	—	3,544
New Jersey	1,190	53	1,137
Total	63,091	49,620	13,471
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the quarter ended September 30, 2014 increased $10,230,000, or 23%, primarily due to increased losses, policy acquisition costs and operating and administrative expenses.

Our GAAP net combined ratio improved 7.4 points to 84.8% for the three months ended September 30, 2014 compared to 92.2% for the same period in 2013. Our underlying net combined ratio, which excludes losses from catastrophes and all effects of reserve development, improved 8.0 points to 86.1% for the third quarter of 2014 compared to 94.1% for the same period in 2013. Both the net combined and underlying net combined ratios decreased primarily due to a lower gross loss ratio and a lower ceded reinsurance premium percentage for the three months ended September 30, 2014 compared to the same period in 2013. The calculation of our underlying loss and combined ratios is shown below:

	Three Months Ended September 30,
	2014	2013	Change
Net Loss and LAE	$30,140	$25,578	$4,562
% of Gross earned premiums	29.9%	31.9%	-2.0 pts
% of Net earned premiums	46.3%	52.4%	-6.1 pts
Less:
Current year catastrophe losses	$714	$127	$587
Prior year reserve development (favorable)	(1,543)	(1,072)	(471)
Underlying loss and LAE*	$30,969	$26,523	$4,446
% of Gross earned premiums	30.7%	33.1%	-2.4 pts
% of Net earned premiums	47.6%	54.3%	-6.7 pts

Policy acquisition costs	$17,291	$13,115	$4,176
Operating and underwriting	3,086	2,265	821
General and administrative	4,709	4,034	675
Total Operating Expenses	$25,086	$19,414	$5,672
% of Gross earned premiums	24.9%	24.2%	0.7 pts
% of Net earned premiums	38.5%	39.8%	-1.3 pts

Combined Ratio - as % of gross earned premiums	54.8%	56.1%	-1.3 pts
Underlying Combined Ratio - as % of gross earned premiums	55.6%	57.3%	-1.7 pts

Combined Ratio - as % of net earned premiums	84.8%	92.2%	-7.4 pts
Underlying Combined Ratio - as % of net earned premiums	86.1%	94.1%	-8.0 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio for the third quarter of 2014 decreased to 30.7% from 33.1% in the third quarter of 2013. The primary driver of this change was favorable frequency and severity trends for the quarter ended September 30, 2014 compared to the same quarter last year.

Policy acquisition costs increased $4,176,000, or 31.8%, to $17,291,000 for the third quarter of 2014 from $13,115,000 for the third quarter of 2013. These costs vary directly with the growth in gross premiums earned.

Operating expenses increased to $3,086,000 for the third quarter of 2014, from $2,265,000 during the same period of last year due to increases in home inspections, underwriting reports, licensing costs and systems costs resulting from the Company's ongoing growth and continuing expansion into new states.

UNITED INSURANCE HOLDINGS CORP.

General and administrative expenses increased to $4,709,000 for the third quarter of 2014, from $4,034,000 for the third quarter of 2013 primarily due to increases in personnel costs and professional services related to the Company's growth.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

Revenue

Revenues for the nine months ended September 30, 2014 increased $59,419,000, or 41%, to $204,058,000, from $144,639,000 for the nine months ended September 30, 2013. The increase in revenues primarily resulted from a $56,239,000, or 41%, increase in net premiums earned. The growth in net premiums earned for the year was driven primarily by continued strong premium growth and a decrease in the ceded reinsurance premium percentage compared to the same period in 2013.

Our gross written premiums increased $48,336,000, or 18%, to $322,986,000 in 2014, from $274,650,000 in 2013 because we wrote approximately 44,000 more new and renewal policies in Florida and other states compared to 2013. The increase in direct written premiums was offset by a $16,133,000 decrease in assumed premiums. In the first nine months of 2013, we recorded assumed premiums of $13,494,000 related to the policies we assumed from Citizens Property Insurance Corporation (Citizens), whereas in the first nine months of 2014, we recorded the return of approximately $2,639,000 of assumed premium to Citizens related to opt-outs from our November 2013 assumption. Our year-over-year growth in written premiums and new and renewal policies by state are shown below:

Direct and Assumed Premium By State	2014 GWP	2013 GWP	Growth
Florida	$245,005	$222,075	$22,930
South Carolina	24,301	18,653	5,648
Massachusetts	22,379	10,405	11,974
Rhode Island	13,229	8,367	4,862
North Carolina	9,764	1,593	8,171
Texas	8,098	—	8,098
New Jersey	2,849	63	2,786
Total direct written premium by state	325,625	261,156	64,469
Assumed premium (1)	(2,639)	13,494	(16,133)
Total gross written premium	$322,986	$274,650	$48,336
(1) All assumed premiums are written in Florida due to the policy assumptions from Citizens.

States	2014 Policies*	2013 Policies*	Growth
Florida	134,134	119,952	14,182
Massachusetts	15,284	7,199	8,085
South Carolina	15,194	11,883	3,311
Rhode Island	10,905	7,619	3,286
North Carolina	7,906	1,238	6,668
Texas	6,081	—	6,081
New Jersey	2,542	53	2,489
Total	192,046	147,944	44,102
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies, and as we expand into the other states discussed previously.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the nine months ended September 30, 2014 increased $33,859,000, or 27%, primarily due to increased losses, policy acquisition costs and operating and administrative expenses.

Our GAAP net combined ratio improved 8.6 points to 81.3% for the nine months ended September 30, 2014 compared to 89.9% for the same period in 2013. Our underlying net combined ratio improved 3.2 points to 82.2% for the nine months ended September 30, 2014 compared to 85.4% for the same period in 2013. Both the net combined and underlying net combined ratios decreased primarily due to a lower ceded reinsurance premium percentage for the nine months ended September 30, 2014 compared to the same period in 2013. The calculation of the our underlying loss and combined ratios is shown below:

	Nine Months Ended September 30,
	2014	2013	Change
Net Loss and LAE	$86,605	$69,132	$17,473
% of Gross earned premiums	29.5%	30.7%	-1.2 pts
% of Net earned premiums	44.8%	50.4%	-5.6 pts
Less:
Current year catastrophe losses	$974	$3,722	$(2,748)
Prior year reserve development (favorable)	(2,708)	2,442	$(5,150)
Underlying loss and LAE*	$88,339	$62,968	$25,371
% of Gross earned premiums	30.1%	28.0%	2.1 pts
% of Net earned premiums	45.7%	45.9%	-0.2 pts

Policy acquisition costs	$48,668	$36,567	$12,101
Operating and underwriting	8,453	6,944	1,509
General and administrative	13,394	10,688	2,706
Total Operating Expenses	$70,515	$54,199	$16,316
% of Gross earned premiums	24.1%	24.1%	0.0 pts
% of Net earned premiums	36.5%	39.5%	-3.0 pts

Combined Ratio - as % of gross earned premiums	53.6%	54.8%	-1.2 pts
Underlying Combined Ratio - as % of gross earned premiums	54.2%	52.1%	2.1 pts

Combined Ratio - as % of net earned premiums	81.3%	89.9%	-8.6 pts
Underlying Combined Ratio - as % of net earned premiums	82.2%	85.4%	-3.2 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio for the first nine months of 2014 increased to 30.1% from 28.0% for the first nine months of 2013. This increase was driven primarily by a shift in the mix toward business outside of Florida, where non-catastrophe loss costs as a percentage of earned premium tend to be higher. For the first nine months of 2013, approximately 88% of our loss and LAE incurred was derived from Florida compared to the current year where approximately 78% of incurred losses came from Florida. The shift in exposure mix impacting our gross underlying loss ratio is being offset by lower reinsurance costs outside Florida as evidenced by the net underlying loss ratio declining from 45.9% for the first nine months of 2013 to 45.7% for the first nine months of 2014.

Policy acquisition costs increased to $48,668,000 for the nine months ended September 30, 2014, from $36,567,000 for the same period of 2013, or 33%. These costs vary directly with changes in gross premiums earned.

UNITED INSURANCE HOLDINGS CORP.

Operating expenses increased to $8,453,000 for the nine months ended September 30, 2014 from $6,944,000 during the same period of last year due to increased costs for home inspections, underwriting reports, licensing costs, and systems costs resulting from the Company's ongoing growth and continuing expansion into new states.

General and administrative expenses increased to $13,394,000 for the nine months ended September 30, 2014, from $10,688,000 for the same period in 2013 primarily due to an increase in personnel costs related to the Company's continued growth.

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

Operating Activities

During the nine months ended September 30, 2014, our operations generated cash of $59,199,000, compared to generating cash of $79,591,000 during the same period in 2013. The $20,392,000 decrease in operating cash was primarily driven by a reduction in assumed premiums, increased payments for claims costs, operating costs, agent commissions, taxes and reinsurance payments. Assumed premiums decreased $20,583,000 because we returned $6,906,000 of assumed premiums during the first nine months of 2014 compared to receiving assumed premiums of $13,677,000 for the same period last year related to the assumption of policies from Citizens. Claims payments increased approximately $18,624,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Operating costs and agents commissions increased $9,758,000 and $9,705,000, respectively, due to the continuing growth of our Company. Income tax payments increased $14,280,000 due to the growth in net income for the nine months ended September 30, 2014 compared to the same period in 2013. Reinsurance payments increased $10,875,000 because we purchased more reinsurance coverage for our 2014 - 2015 catastrophe reinsurance contracts compared to the reinsurance protection we purchased for our 2013 - 2014 catastrophe reinsurance contracts. The increase in operating cash outflows were partially offset by a $62,008,000 increase in cash inflows related to premium collections due to the increased writings we experienced during the first nine months of 2014 compared to the same period in 2013.

Investing Activities

During the nine months ended September 30, 2014, our investing activities used $61,318,000 of cash compared to using $99,699,000 of cash in the same period of the prior year primarily because we purchased $204,429,000 of investments during the nine months ended September 30, 2014 compared to purchasing $193,718,000 of investments during the same period in 2013. The increase in purchases was offset by the $49,932,000 increase in sales of investments during the nine months ended September 30, 2014 compared to the same period in 2013.

Financing Activities

During the nine months ended September 30, 2014, our financing activities provided cash of $50,549,000 compared to providing cash of $3,221,000 for the nine months ended September 30, 2013. The increase in cash provided by financing activities primarily relates to the $50,450,000 increase in net proceeds from our stock offerings. During the first quarter of 2014, we received net proceeds of $54,041,000 related to the public offering of 4,600,000 shares of our common stock. During the first quarter of 2013, we received net proceeds of $3,591,000 from the issuance of 750,000 shares of our our common stock related to the over-allotment option exercised by the underwriters in our public offering that closed in late 2012.

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

UNITED INSURANCE HOLDINGS CORP.

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

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires our insurance affiliate to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At September 30, 2014, our insurance affiliate's surplus as regards policyholders was $95,809,000, exceeding the minimum requirements. Florida law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at September 30, 2014.

On August 1, 2014, our Board of Directors (Board) declared a $0.04 per share quarterly cash dividend. We paid the $834,000 dividend on August 22, 2014, to stockholders of record on August 15, 2014.

On May 1, 2014, our Board declared a $0.04 per share quarterly cash dividend. We paid the $834,000 dividend on May 23, 2014, to stockholders of record on May 16, 2014.

On March 5, 2014, we closed an underwritten public offering of 4,600,000 shares of our common stock. Our total net proceeds from the offering were approximately $54,041,000.

On February 24, 2014, our Board declared a $0.04 per share quarterly cash dividend. We paid the $832,000 dividend on March 21, 2014, to stockholders of record on March 14, 2014.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2014, we had no off-balance-sheet arrangements.

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

Our investment policy was established by the Investment Committee of our Board and is reviewed and updated regularly. Pursuant to this investment policy, our entire portfolio is classified as available for sale and we report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. We do not hold any securities that are classified as held to maturity and we do not hold any securities for trading or speculation. We do not utilize any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Interest Rate Risk

Our fixed-maturities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturities at September 30, 2014:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
300 basis point increase	$292,043	$(37,077)	(11.27)%
200 basis point increase	$304,411	$(24,709)	(7.51)%
100 basis point increase	$316,770	$(12,350)	(3.75)%
100 basis point decrease	$340,974	$11,854	3.60%
200 basis point decrease	$350,947	$21,827	6.63%
300 basis point decrease	$356,294	$27,174	8.26%

UNITED INSURANCE HOLDINGS CORP.

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at September 30, 2014:

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$17,792	5.4%	$18,267	5.6%
AA+, AA, AA-	193,332	59.1	193,553	58.7
A+, A, A-	59,283	18.1	59,809	18.2
BBB+, BBB, BBB-	55,925	17.1	56,491	17.2
Not rated	1,000	0.3	1,000	0.3
Total	$327,332	100.0%	$329,120	100.0%

Equity Price Risk

Our equity investment portfolio at September 30, 2014 consists of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at September 30, 2014:

		% of Total
	Estimated	Estimated
Stocks by Sector	Fair Value	Fair Value
Consumer, non-cyclical	$5,729	25.8%
Energy	4,325	19.5
Industrial	3,261	14.7
Consumer, cyclical	2,338	10.5
Technology	2,113	9.6
Financial	2,087	9.4
Utility	1,050	4.7
Basic materials	677	3.1
Communications	596	2.7
Total	$22,176	100.0%

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

During the fiscal quarter ended September 30, 2014, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three and nine months ended September 30, 2014, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At September 30, 2014, we were in compliance with these requirements.

Repurchases. During the three months ended September 30, 2014, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description
10.1
Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.2
Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.3
Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.4
Non-Executive Chairman Agreement, dated September 19, 2014, between United Insurance Holdings Corp. and Gregory C. Branch (included as exhibit 10.4 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.5
Purchase and Sale Agreement, dated September 5, 2014, between AAA Auto Club South, Inc. and United Insurance Holdings Corp. (included as exhibit 10.1 to the Form 8-K filed on September 11, 2014, and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

November 4, 2014	By:	/s/ John L. Forney
John L. Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

November 4, 2014	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)