Form 10-K
period 2014-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2015-02-25
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________

FORM 10-K
___________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Commission File Number 001-35761
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Non-affiliates held common stock issued by the registrant with an aggregate market value of $286,999,712 as of June 30, 2014, calculated using the closing sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2015, 21,473,534 shares of common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Annual Report on Form 10-K (Annual Report), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Annual Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K for the year ended December 31, 2014 or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies (referred to in this document as we, our, us, the Company and UPC Insurance). We conduct our business principally through the six wholly-owned operating subsidiaries shown below. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

United Insurance Holdings Corp.
(NASDAQ : UIHC)
d/b/a UPC Insurance
Six wholly-owned operating subsidiaries
Family Security Holdings (FSH) *
United Property & Casualty Insurance Company (UPC)
Family Security Insurance Company (FSIC) *
Family Security Underwriters (FSU) *
United Insurance Management (UIM)
Skyway Claims Services (SCS)
d/b/a UPC Claims
UPC Re
Insurance subsidiaries that underwrite policies and bear risk of loss
Managing general agencies that provide personnel and management services for the insurance companies
Claims subsidiary that provides field inspection services
Reinsurance subsidiary that provides fully collateralized risk transfer capabilities

*    FSH, FSIC and FSU were not part of our corporate structure as of December 31, 2014.

UPC Insurance is primarily engaged in the residential property and casualty insurance business in the United States. We currently write in Florida, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina, and Texas, and we are licensed to write in Alabama, Connecticut, Delaware, Georgia, Hawaii, Maryland, Mississippi, New Hampshire, New York and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

We conduct our operations under one business segment.

UNITED INSURANCE HOLDINGS CORP.

To achieve our goals in 2015, UPC Insurance seeks to:

•	Grow premium base in existing states;

•	Begin writing policies in several new states in support of our growth and diversification strategy;

•	Expand our product offerings in states outside Florida;

•	Grow commercial residential property writings in Florida;

•	Utilize and add strategic partnerships to expand distribution and service capabilities in all states;

•	Improve the efficiency of our catastrophe reinsurance program; and

•	Leverage investments in technology and analytics to drive profitability.

Corporate Information

In 1999, we formed our original holding company, United Insurance Holdings, L.C., a Florida limited liability company, our original insurance affiliate - United Property & Casualty Insurance Company, and our original management affiliate - United Insurance Management, and conducted operations under that structure until 2004. In 2004, we added our claims adjusting affiliate - Skyway Claims Services, and continued operations under the new structure until we completed a merger with Fund Management Group (FMG) Acquisition Corp.

In May 2007, FMG Acquisition Corp, a blank-check company, was incorporated under the laws of Delaware. In September 2008, in a cash and stock transaction, we completed a reverse merger whereby United Subsidiary Corp., a wholly-owned subsidiary of FMG Acquisition Corp., merged with and into United Insurance Holdings, L.C., a Florida limited liability company, with United Insurance Holdings, L.C. remaining as the surviving entity. In connection with that merger, FMG Acquisition Corp. changed its name to United Insurance Holdings Corp. and became a public operating company trading in the over-the-counter market under the ticker symbol "UIHC". In April 2011, we founded our reinsurance affiliate - UPC Re. In December 2012, in connection with an underwritten public offering of 5,000,000 shares of our common stock, we applied to list our common stock on The Nasdaq Capital Market (NASDAQ). Our application was approved, and our common stock began trading on NASDAQ on December 11, 2012.

Our principal executive offices are located at 360 Central Avenue, Suite 900, St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737.

Recent Events

On February 5, 2015, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on March 6, 2015, to stockholders of record on February 27, 2015.

On February 3, 2015, we acquired Family Security Holdings, LLC (FSH), and its two wholly-owned subsidiaries via merger. In connection with the closing of the merger, the holders of FSH membership interests were issued 503,883 shares of our common stock. In addition to the foregoing, FSH members will receive three percent (3%) of all gross premiums written during the twelve-month period following the closing on the renewal of FSIC policies in-force as of the closing date. Such contingent consideration, if any, will be paid to FSH members approximately 30 days following the anniversary of the closing date in the form of additional shares of our common stock. The number of shares to be issued will be based on the average closing price of our common stock over the 180-day period preceding the payment date.

On January 9, 2015, we assumed more than 30 commercial residential policies from Citizens Property Insurance Corporation (Citizens), representing approximately $1,200,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

On January 9, 2015, we filed a shelf registration statement on Form S-3 (Reg. No. 333-201425), which enables us to offer, issue and sell up to an aggregate of $75,000,000 of our common stock, preferred stock, debt securities, warrants, stock purchase contracts and/or units.

On December 9, 2014, we assumed more than 50 commercial residential policies from Citizens, representing approximately $1,350,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

UNITED INSURANCE HOLDINGS CORP.

On November 18, 2014, we assumed more than 25,000 homeowners and fire policies from Citizens, representing approximately $45,851,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

On November 5, 2014, we assumed more than 50 commercial residential policies from Citizens, representing approximately $2,375,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

PRODUCTS AND DISTRIBUTION

Homeowners policies and related coverage account for the vast majority of the business that we write. In 2014, homeowners policies (by which we mean both standard homeowners and dwelling fire policies) produced written premium of $418,071,000 and accounted for 96% of our total written premium. In addition to homeowners policies, we write flood policies, which accounted for 3%, and commercial residential policies, which accounted for the remaining 1% of our 2014 written premium. In 2013, homeowners policies accounted for 96% of our total written premium, while flood policies accounted for the majority of the remaining 4%. In 2012, homeowners policies accounted for 95% and flood accounted for 5% of our total written premium. On our flood policies, we earn a commission while retaining no risk of loss, since all such risk is ceded to the federal government via the National Flood Insurance Program. Policies we issue under our homeowners programs in the various states where we do business provide structure, content and liability coverage. We offer standardized policies for a broad range of exposures, and our policies include coverage options for standard single-family homeowners, tenants (renters), and condominium unit owners.

We have developed a unique and proprietary homeowners product we refer to as "UPC 1.0". This new product uses a granular approach to pricing for catastrophe perils. Our objective is to create specific geographic areas such that within each territory or "catastrophe band" the expected losses are within a specified range of error or approximation from a central estimate. These areas may have millions of data points that help us create distance-to-coast factors that provide a sophisticated market segmentation that is highly correlated to our risk exposure and reinsurance costs. UPC 1.0 has been filed and approved for use in South Carolina and we plan to file it for use in all our states.

We currently market and distribute our policies to consumers through over 4,000 independent agencies. United Property & Casualty Insurance Company has been focused on the independent agency distribution channel since its inception, and we believe we have built significant credibility and loyalty with the independent agent community in the states in which we operate. In 2011, we became a Trusted Choice partner company. Trusted Choice is a group of unaffiliated independent agents around the country that seek to maintain the highest levels of service quality and product offerings to consumers. United Property & Casualty Insurance Company is one of 70 insurance companies nationwide that have qualified to be Trusted Choice partner companies. We recruit, train and appoint the full-service insurance agencies that distribute our products. Typically, a full service agency is small to medium in size and represents several insurance companies for both personal and commercial product lines. We depend heavily upon our independent agents to produce new business for us. We compensate our independent agents primarily with fixed-rate commissions that are consistent with market practices. In addition to our relationships with individual agencies, we have important relationships with aggregators of underlying agency demand. The two most significant of these relationships are with Allstate in Florida, which, through its Ivantage program, refers homeowners to United Property & Casualty Insurance Company and other partner companies, and with the Florida Association of Insurance Agents (FAIA), which serves as a conduit between United Property & Casualty Insurance Company and many smaller agencies in Florida with whom we do not have direct appointments.

Our sales representatives monitor and support our agents and also have the principal responsibility for recruiting and training our new agents. We manage our independent agents through periodic business reviews using established benchmarks/goals for premium volume and profitability.

UNITED INSURANCE HOLDINGS CORP.

COMPETITION

The market for personal and commercial residential property insurance is highly competitive. In our primary market, Florida, there are over 165 licensed insurance companies that write homeowners' policies. The table below shows year-to-date in-force premium volume and market share for the top 20 companies in Florida as of September 30, 2014, which is the most recent date that the information is publicly available. We compete to varying degrees with all of these companies and others, including large national carriers, Citizens Property Insurance Corporation, the Florida state-sponsored homeowners insurance entity, and single state or regional carriers. Similar competitive groups exist in our other geographic markets.

Florida Property Insurance Market - Personal and Commercial Residential - Ranked by DWP*
Company Name	Policies in-Force	Exposure	Direct Written Premium in-Force	Percentage Distribution
Citizens Property Insurance Corporation	910,154	$269,927,439	$2,046,715	19.1%
Universal Property & Casualty Insurance Company	500,503	109,414,644	747,956	7.0%
Homeowners Choice Property & Casualty Insurance Company, Inc.	147,737	39,960,506	349,465	3.3%
Florida Peninsula Insurance Company	134,584	47,385,408	316,874	3.0%
American Coastal Insurance Company	4,294	45,922,226	311,891	2.9%
Federated National Insurance Company	167,597	69,950,824	311,667	2.9%
Heritage Property & Casualty Insurance Company	173,512	51,067,683	302,065	2.8%
United Property & Casualty Insurance Company	156,696	62,622,700	301,014	2.8%
United Services Automobile Association	124,834	50,696,614	296,723	2.8%
St. Johns Insurance Company, Inc.	173,166	64,898,779	284,299	2.7%
People's Trust Insurance Company	132,790	37,356,380	266,234	2.5%
American Integrity Insurance Company of Florida	192,131	58,339,677	236,957	2.2%
Security First Insurance Company	192,058	51,891,500	236,901	2.2%
Tower Hill Prime Insurance Company	139,242	53,691,890	228,924	2.1%
First Community Insurance Company	33,800	6,958,296	212,328	2.0%
Federal Insurance Company	31,977	48,968,272	176,966	1.6%
Tower Hill Signature Insurance Company	98,566	30,301,767	168,709	1.6%
USAA Casualty Insurance Company	53,942	19,188,617	147,942	1.4%
Tower Hill Preferred Insurance Company	67,530	26,514,589	139,070	1.3%
AIG Property Casualty Company	13,764	40,097,514	139,027	1.3%
Total - Top 20 Insurers	3,448,877	1,185,155,325	7,221,727	67.5%
Total - All Insurers	5,797,120	$1,892,065,499	$10,714,561	100.0%
*The information displayed in the table above is compiled and published by the Florida Office of Insurance Regulation as of September 30, 2014 based on information filings submitted quarterly by all Florida licensed insurance companies. The information above is presented for each individual company and is not consolidated or aggregated.

We compete primarily on the basis of product features, the strength of our distribution network, high-quality service to our agents and policyholders, and our reputation for long-term financial stability and commitment. Our long and successful track record writing homeowners insurance in catastrophe-exposed areas has enabled us to develop sophisticated pricing techniques that endeavor to accurately reflect the risk of loss while allowing us to be competitive in our target markets. This pricing segmentation approach allows us to offer products in areas that have a high demand for property insurance yet are underserved by the national carriers.

We price our product at levels that we project will generate an acceptable underwriting profit. We try to be extremely granular in our approach, so that our price can accurately reflect the risk and profitability of each potential customer. In our pricing algorithm, we consider credit scores (where allowable) and historical attritional loss costs for the rating territory in which the customer resides, as well as projected reinsurance costs based on the specific geographic and structural characteristics of the home. In addition to the specific characteristics of the policy being priced, we also evaluate the reinsurance cost of each incremental policy on our portfolio as a whole. In this regard, we seek to optimize our portfolio by diversifying our geographic exposure in order to limit our probable maximum loss, total insured value and average annual loss.

UNITED INSURANCE HOLDINGS CORP.

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

We strive to provide excellent service to our independent agents and our policyholders.  We continue to enhance our web-based systems which allow our agents to prepare and process new policies and policy changes online and deliver policy declarations quickly.  We work with a select group of third party vendors to develop, manage and maintain our information technology systems.  This allows us to obtain up-to-date technology at a reasonable cost and to achieve economies of scale without incurring significant fixed-overhead expenses.  As agent and consumer behaviors evolve we continue to enhance our technology platforms to offer solutions that meet their needs.

GEOGRAPHIC MARKETS

United Property & Casualty Insurance Company began operations in Florida in 1999, and has operated continuously there since that time. In 2010, we began to expand to other states, beginning with South Carolina in 2010, Massachusetts in 2011 and Rhode Island in 2012. In 2013, we began writing business in North Carolina, New Jersey and Texas, and in 2014 we wrote our first policies in Louisiana. Our insurance affiliates are also licensed to write, but have not commenced writing business in Alabama, Connecticut, Delaware, Georgia, Hawaii, Maryland, Mississippi, New Hampshire, New York and Virginia. It is a fundamental part of our strategy to diversify our operations outside of Florida and to write in multiple states where the perceived threat of natural catastrophes has caused large national insurance companies to reduce their concentration.

The table below shows the geographic distribution of our 252,104 policies in-force as of December 31, 2014, and 202,454 policies in-force as of December 31, 2013.

Policies In-Force By State	2014 Policies	%	2013 Policies	%
Florida	173,630	69.0%	163,314	80.6%
Massachusetts	20,463	8.1%	10,900	5.4%
South Carolina	19,492	7.7%	15,186	7.5%
Rhode Island	14,387	5.7%	9,990	4.9%
North Carolina	11,314	4.5%	2,533	1.3%
Texas	8,927	3.5%	102	0.1%
New Jersey	3,881	1.5%	429	0.2%
Louisiana	10	—%	—	—%
Total	252,104	100.0%	202,454	100.0%

UNITED INSURANCE HOLDINGS CORP.

As of December 31, 2014, our total insured value of all polices in-force was approximately $115,244,742,000, an increase of $24,382,381,000, or 26.8%, from the same date in 2013. We have approximately 60.9% of our total insured value in Florida compared to roughly 74.3% as of December 31, 2013. The following table provides evidence of our improving geographic diversification by illustrating the breakdown of total insured value:

Total Insured Value By State	2014 TIV	%	2013 TIV	%
Florida	70,200,560	60.9%	67,499,187	74.3%
Massachusetts	14,830,428	12.9	7,604,145	8.4
South Carolina	10,096,269	8.8	8,018,613	8.8
Rhode Island	8,920,721	7.7	6,300,783	6.9
North Carolina	4,952,372	4.3	1,138,785	1.3
Texas	4,085,220	3.5	42,243	—
New Jersey	2,154,756	1.9	258,605	0.3
Louisiana	4,416	—	—	—
Total	115,244,742	100.0%	90,862,361	100.0%

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

Reserves for unpaid losses fall into two categories: case reserves and reserves for claims incurred but not reported. See our APPLICATION OF CRITICAL ACCOUNTING ESTIMATES section under Item 7 of this Annual Report for a discussion of these two categories of reserves for unpaid losses and for a discussion of the methods we use to estimate those reserves.

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

We maintain an in-house claims staff that monitors and directs all aspects of our claims process. We assign the fieldwork to our wholly-owned claims subsidiary, or to third-party claims adjusting companies, none of whom have the authority to settle or pay any claims on our behalf. The claims adjusting companies conduct inspections of the damaged property and prepare initial estimates. We review the inspection reports and initial estimates to determine the amounts to be paid to the policyholder in accordance with the terms and conditions of the policy in effect at the time that the policyholder incurs the loss. We maintain strategic relationships with multiple claims adjusting companies that we can engage should we need additional non-catastrophe claims servicing capacity. We believe the combination of our internal resources and relationships with external claims servicing providers provide an adequate level of claims servicing in the event catastrophes affect our policyholders.

UNITED INSURANCE HOLDINGS CORP.

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2014	2013	2012
Balance at January 1	$47,451	$35,692	$33,600
Less: reinsurance recoverable on unpaid losses	1,957	1,935	3,318
Net balance at January 1	$45,494	$33,757	$30,282
Incurred related to:
Current year	122,114	94,752	57,739
Prior years	(4,037)	4,078	670
Total incurred	$118,077	$98,830	$58,409
Paid related to:
Current year	83,967	62,494	37,906
Prior years	26,420	24,599	17,028
Total paid	$110,387	$87,093	$54,934

Net balance at December 31	$53,184	$45,494	$33,757
Plus: reinsurance recoverable on unpaid losses	1,252	1,957	1,935
Balance at December 31	$54,436	$47,451	$35,692

Composition of reserve for unpaid losses and LAE:
Case reserves	29,726	28,054	20,438
IBNR reserves	24,710	19,397	15,254
Balance at December 31	$54,436	$47,451	$35,692

UNITED INSURANCE HOLDINGS CORP.

LOSS RESERVE DEVELOPMENT

The table on the next page displays UPC Insurance's loss reserve development, on a GAAP basis, for business written in each year from 2004 through 2014; it does not distinguish between catastrophe and attritional losses. The following explanations of the main sections of the table should provide a better understanding of the information displayed:

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

Cumulative redundancy (deficiency) at December 31, 2014. The cumulative redundancy or deficiency results from the comparison of the net liability re-estimated as of the current balance sheet date to the original net liability, and it indicates an overestimation of the original net liability (a redundancy) or an underestimation of the original net liability (a deficiency).

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

UNITED INSURANCE HOLDINGS CORP.

	2014	2013	2012	2011	2010	2009	2008	2007		2006	2005	2004
Original net liability	$53,184	$45,494	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559		$23,735	$20,447	$8,449
Net cumulative paid as of:
One year later		26,240	24,599	17,028	3,322	12,533	8,984	9,707		9,047	12,872	10,962
Two years later			32,622	26,889	10,562	7,409	13,148	12,127		13,083	14,363	13,871
Three years later				30,929	16,776	12,444	6,030	14,310		14,115	15,582	14,868
Four years later					18,382	16,369	10,145	6,113		15,395	16,312	15,021
Five years later						17,556	13,441	9,552		7,032	17,356	15,214
Six years later							14,403	11,649		10,264	8,722	15,291
Seven years later								12,543		12,219	11,787	15,322
Eight years later										13,067	13,605	15,353
Nine years later											14,426	15,361
Ten years later												15,361
Net liability re-estimated as of:
End of year	$53,184	$45,494	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559		$23,735	$20,447	$8,449
One year later		41,464	37,835	30,949	19,444	21,674	16,556	16,864		17,652	18,802	12,989
Two years later			39,328	33,960	18,382	18,184	17,472	15,759		16,707	17,675	15,260
Three years later				34,469	20,395	17,123	14,400	16,505		16,337	17,355	15,586
Four years later					20,385	18,395	13,590	13,688	16,781	16,781	17,814	15,582
Five years later						18,520	14,838	12,568		14,140	18,052	15,672
Six years later							15,111	12,854		12,943	15,604	15,409
Seven years later								13,060		13,171	14,303	15,376
Eight years later										13,387	14,525	15,420
Nine years later											14,746	15,364
Ten years later												15,361
Cumulative redundancy (deficiency) at December 31, 2014		4,030	(5,571)	(4,187)	3,215	2,145	4,081	8,499		10,348	5,701	(6,912)
Cumulative redundancy (deficiency) as a % of reserves originally established		8.9%	(16.5)%	(13.8)%	13.6%	10.4%	21.3%	39.4%		43.6%	27.9%	(81.8)%
Net reserves	$53,184	$45,494	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559		$23,735	$20,447	$8,449
Ceded reserves	1,252	1,957	1,935	3,318	23,814	23,447	20,907	14,445		33,440	153,768	4,100
Gross reserves	$54,436	$47,451	$35,692	$33,600	$47,414	$44,112	$40,099	$36,004		$57,175	$174,215	$12,549

Net re-estimated		$41,464	$39,328	$34,469	$20,385	$18,520	$15,111	$13,060		$13,387	$14,746	$15,361
Ceded re-estimated		1,784	2,254	3,777	20,570	21,012	16,461	8,750		18,861	110,895	7,454
Gross re-estimated		$43,248	$41,582	$38,246	$40,955	$39,532	$31,572	$21,810		$32,248	$125,641	$22,815

Note: The cash we received in relation to the commutation of our 2005 contract with the Florida Hurricane Catastrophe Fund caused the decrease in the net cumulative paid amounts beginning in the 2005 column in the table above.

UNITED INSURANCE HOLDINGS CORP.

The NAIC requires all property and casualty insurers to present current and historical loss information in an alternative format known as Schedule P, Part 2.  This summary schedule in United Property & Casualty Insurance Company's statutory filings is designed to measure reserve adequacy by evaluating the inception-to-date loss and defense and cost containment (DCC) expenses incurred by calendar year and accident year and calculating the one and two year development on those expenses reported in prior periods.

The following table includes United Property & Casualty Insurance Company's Schedule P, Part 2 information, but was modified to also include all remaining loss adjustment expenses incurred, known as adjusting and other, as well as backing out loss payments from United Property & Casualty Insurance Company to Skyway Claims Services, LLC that are included in Schedule P, Part 2, but are eliminated in our consolidated GAAP results:

	CALENDAR YEAR
	2004	2005	2006	2007	2008	2009	2010	2011	2012		2013		2014	1 YR Development	2 YR Development
2004 AY*	$39,636	$43,633	$45,211	$46,036	$45,864	$45,891	$45,742	$45,721	$45,766		$45,710		$45,707	$3	$59
2005 AY		58,205	53,998	52,824	52,509	52,901	53,378	50,963	49,618		49,894		50,120	(226)	(502)
2006 AY			36,386	31,195	30,570	29,728	29,946	29,753	29,857		29,864		29,858	6	(1)
2007 AY				31,465	27,432	26,696	27,000	26,824	26,901		26,958		26,949	9	(48)
2008 AY					33,039	31,157	31,338	31,083	31,394		32,356		32,422	(66)	(1,028)
2009 AY						43,732	43,826	43,406	43,155	43,179	43,179	43,031	43,031	148	124
2010 AY							41,525	40,862	40,858		41,596		41,464	132	(606)
2011 AY								43,018	44,746		45,744		46,265	(521)	(1,519)
2012 AY									57,746		58,818		59,793	(975)	(2,047)
2013 AY											94,750		89,223	5,527	—
2014 AY													122,109	—	—
(unfavorable) favorable														$4,037	$(5,568)
* Accident Year

As indicated above, the one-year development was $4,037,000 favorable for 2014, and a reconciliation of these components is as follows:

2014
Insurance affiliate schedule P, part 2 (loss and DCC) as filed	$944
Adjusting and other added to table above	423
One year development total including adjusting and other	1,367
Internal payment eliminations for consolidation	2,670
Consolidated one year development	$4,037

REGULATION

We are subject to extensive regulation in the markets we serve, primarily at the state level. In general, these regulations are designed to protect the interests of insurance policyholders. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance. Some of these matters are discussed in more detail below. From time to time, individual states and/or the NAIC propose new regulations and/or legislation that affect us. We can neither predict whether any of these proposals in the various jurisdictions might be adopted, nor what effect, if any, their adoption may have on our results of operations or financial condition. For a discussion of statutory financial information and regulatory

UNITED INSURANCE HOLDINGS CORP.

contingencies, see Note 12 to our Notes to Consolidated Financial Statements which is incorporated in this Part I, Item 1 by reference.

Our insurance affiliates provide audited statutory financial statements to the various insurance regulatory authorities. With regard to periodic examinations of an insurance company's affairs, insurance regulatory authorities, in general, defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities from any state in which we operate may conduct examinations at their discretion. United Property & Casualty Insurance Company is domiciled in Florida and Family Security Insurance Company is domiciled in Hawaii.

Florida's insurance regulatory authority completed a limited-scope financial examination pertaining to our December 31, 2011 Annual Statement in November 2012. We received the results in September 2012, and there were no material adverse findings reported.

Florida state law requires our insurance affiliate to maintain adequate surplus as to policyholders such that 90% of written premiums divided by surplus does not exceed the ratio of 10:1 for gross written premiums or 4.5:1 for net written premiums. The ratio of gross and net written premium to surplus as of December 31, 2014, was 3.2:1 and 1.9:1, respectively, and United Property & Casualty Insurance Company’s surplus as regards policyholders of $126,249,000 exceeded the minimum capital of $5,000,000 required by state laws.

We are subject to various assessments imposed by governmental agencies or certain quasi-governmental entities. While we may be able to recover from policyholders some of the assessments imposed upon us, our payment of the assessments and our recoveries through policy surcharges may not offset each other in the same fiscal period in our financial statements. See Note 2(j) and Note 12 in our Notes to Consolidated Financial Statements for additional information regarding the assessments that we are currently collecting.

Limitations on Dividends by Insurance Subsidiaries

As a holding company with no significant business operations of our own, we rely on payments from our insurance affiliates as one of the principal sources of cash to pay dividends and meet our obligations. Our insurance affiliates are regulated as property and casualty insurance companies and their ability to pay dividends is restricted by Florida and Hawaii law. For additional information regarding those restrictions, see Part II, Item 5 of this report.

UNITED INSURANCE HOLDINGS CORP.

Risk-Based Capital Requirements

To enhance the regulation of insurer solvency, the NAIC published risk-based capital (RBC) guidelines for insurance companies designed to assess capital adequacy and to raise the level of protection statutory surplus provides for policyholders. The guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks. Most states, including Florida and Hawaii, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Insurance regulatory authorities could require our insurance subsidiaries to cease operations in the event it fails to maintain the required statutory capital.

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

At December 31, 2014, the RBC ratio for United Property & Casualty Insurance Company and Family Security Insurance Company was 597% and 269%, respectively.

Insurance Holding Company Regulation

As a holding company of insurance subsidiaries, we are subject to laws governing insurance holding companies in Florida and Hawaii. These laws, among other things, (i) require us to file periodic information with the insurance regulatory authority, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between our affiliates and us, including the amount of dividends and other distributions and the terms of surplus notes and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our common stock could be presumed to have acquired control of us unless the insurance regulatory authority, upon application, determines otherwise.

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliates for services (e.g., management fees and commissions). We have a long-term management agreement between United Property & Casualty Insurance Company and United Insurance Management, L.C., which presently provides for monthly management fees. The Florida insurance regulatory authority must approve any changes to this agreement.

We also have a management agreement between Family Security Insurance Company and Family Security Underwriters, LLC, which presently provides for monthly management fees. The Hawaii regulatory authority must approve any changes to this agreement.

UNITED INSURANCE HOLDINGS CORP.

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

FINANCIAL STABILITY RATING

Financial stability ratings are important to insurance companies in establishing their competitive position and such ratings may impact an insurance company’s ability to write policies. Demotech maintains a letter-scale financial stability rating system ranging from A** (A double prime) to L (licensed by insurance regulatory authorities); they have assigned our insurance subsidiaries a financial stability rating of A, which is the third highest of six rating levels. According to Demotech, "Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of A possess Exceptional financial stability related to maintaining surplus as regards policyholders at an acceptable level.” With a financial stability rating of A, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at our investors. At least annually, based on year-to-date results as of the third quarter, Demotech reviews our rating and may revise it upward or downward or revoke it at their sole discretion.

EMPLOYEES

As of February 2015, we have two part time employees, and 118 full time employees, which includes our executive officers. We are neither party to any collective bargaining agreements nor have we experienced any work stoppages or strikes as a result of labor disputes. We believe we have good working relationships with our employees.

AVAILABLE INFORMATION

We make available, free of charge through our website, www.upcinsurance.com, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

UNITED INSURANCE HOLDINGS CORP.

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

Although we began writing policies outside of Florida in 2010, we still write approximately 74% of our premium in Florida; therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

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

We currently market our policies to a broad range of prospective policyholders through over 4,000 independent agencies. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents most commonly represent other insurance companies and we do not control their activities. Historically, we have used marketing relationships with two well-known national insurance companies that do not write new homeowners insurance policies in Florida and two associations of independent insurance agents in Florida to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network.

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

Our insurance affiliates are subject to assessments levied by various governmental and quasi-governmental entities in the states in which we operate. While we may have the ability to recover these assessments from policyholders through policy surcharges in some states in which we operate, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material adverse effect on our results of operations in a particular reporting period.

Violation(s) of certain debt covenants related to our note payable to the Florida State Board of Administration could allow the Florida SBA to call the note, which could cause a material adverse effect on our financial condition.

United Property & Casualty Insurance Company is subject to certain debt covenants related to our note payable with the Florida SBA. As a remedy for covenant violations related to the note payable, the Florida SBA may make the note due and payable upon demand. Any demand by the Florida SBA for payment related to the note, whether immediate payment of the full balance or some other amount, is subject to approval by the insurance regulatory authority in Florida. Should the insurance regulatory authority grant approval of a demand for immediate full payment, such payment could cause a material adverse effect on our cash flows and financial condition. We were in compliance with the covenants under the note payable during the years ended December 31, 2014 and 2013.

UNITED INSURANCE HOLDINGS CORP.

Our failure to implement and maintain adequate internal controls over financial reporting in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have complied with the provisions regarding annual management assessments of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 during 2014 and 2013.

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

UNITED INSURANCE HOLDINGS CORP.

RISKS RELATED TO THE INSURANCE INDUSTRY

Because we are smaller than some of our competitors, we may lack the resources to increase or maintain our market share.

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

UNITED INSURANCE HOLDINGS CORP.

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

In each of the past ten years, a portion of our reinsurance protection has been provided by the Florida Hurricane Catastrophe Fund (FHCF), a government sponsored entity that provides a layer of reinsurance protection at a price that is lower than otherwise available in the commercial market. The purpose of the FHCF is to protect and advance the state's interest in maintaining insurance capacity in Florida by providing reimbursements to insurers for a portion of their catastrophe hurricane losses. There is no assurance that FHCF will continue to make such reinsurance available on terms consistent with historical practice. The loss of reinsurance provided by FHCF would have an adverse impact on our results of operations and financial condition.

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

UNITED INSURANCE HOLDINGS CORP.

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

UNITED INSURANCE HOLDINGS CORP.

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

We cannot guarantee that our insurance affiliates, United Property & Casualty Insurance Company and Family Security Insurance Company, will maintain their current A (Exceptional) ratings by Demotech. Any downgrade of this rating could impact the acceptability of our products to mortgage lenders that require homeowners to buy insurance, reduce our ability to retain and attract policyholders and agents and damage our ability to compete, which may cause a material adverse effect on our results of operations and financial condition.

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

Our officers and directors beneficially owned approximately 21% of UPC Insurance at December 31, 2014. Our officers' and directors' interests may conflict with the interests of other holders of our common stock and our officers and directors may take action affecting us with which other stockholders may disagree. Our officers and directors, acting together, have the ability to exert significant influence over the following:

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

Item 1B. Unresolved Staff Comments

None.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Properties

We currently lease approximately 30,000 square feet of office space at 360 Central Avenue, St. Petersburg, Florida 33701, in Suites 900 and 600. During 2014, our rental payments for the 9th and 6th floors, respectively, were approximately $23.00 per square foot, and will increase each year through the final year of the lease agreement, in which we will pay rent of $25.50 and $24.92 per square foot for the 9th and 6th floors respectively, plus our percentage increase in the common area maintenance charge. Our lease agreement expires in November 2017; however, we intend to terminate the leases in connection with our move to our new corporate headquarters as discussed below.

We currently lease approximately 3,000 square feet of office space at 4904 Eisenhower Boulevard, Tampa, FL 33634 in suite 100. This lease expires in September 2015 and the rental payments for the space will be approximately $21.70 per square foot.

We currently lease approximately 800 square feet of office space at 7192 Kalanianaole Highway, Honolulu, Hawaii 96825, in suite G-220. We will pay approximately $22.08 per square foot for rent in 2015 and $23.16 per square foot from December 2015 through November 2016 when the lease expires.

On September 5, 2014, we acquired approximately 40,000 square feet of commercial office space and associated property located at 800 2nd Avenue South, St. Petersburg, FL. We expect to renovate the property and move our principal executive offices to this location before the end of 2015.

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

At December 31, 2014, we were not involved in any material non claims-related legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (NASDAQ) under the symbol "UIHC". We have one class of authorized common stock for 50,000,000 shares at a par value of $0.0001 per share.

The table below sets forth, for the calendar quarter indicated, the high and low sales prices of our common stock as reported on NASDAQ.

	Sales Prices
	High	Low
2014
Fourth Quarter	$22.41	$14.59
Third Quarter	17.77	12.91
Second Quarter	18.56	13.62
First Quarter	16.25	12.00
2013
Fourth Quarter	14.48	8.33
Third Quarter	8.99	6.82
Second Quarter	7.10	5.53
First Quarter	6.26	4.77

HOLDERS OF COMMON EQUITY

As of February 25, 2015, we had 8,025 holders of record of our common stock.

DIVIDENDS

During the twelve month period ended December 31, 2014, we declared and paid dividends of $0.04 per share, each quarter, for total dividends paid of $3,336,000. During 2013, we paid dividends of $0.03 per share, each quarter, for total dividends paid of $1,944,000. In conjunction with the fourth quarter 2012 dividend, our Board indicated its intention to consistently pay a quarterly dividend. However, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

UNITED INSURANCE HOLDINGS CORP.

Under Florida law, a Florida-domiciled insurer like United Property & Casualty Insurance Company, may not pay any dividend or distribute cash or other property to its stockholders except out of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to stockholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

1.	the lesser of:

a.	ten percent of United Property & Casualty Insurance Company's capital surplus, or

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

Alternatively, United Property & Casualty Insurance Company may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

1.	the dividend is equal to or less than the greater of:

a.	ten percent of United Property & Casualty Insurance Company's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains, or

b.	United Property & Casualty Insurance Company's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and:

2.
United Property & Casualty Insurance Company will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made, and

3.
United Property & Casualty Insurance files a notice of the dividend or distribution with the insurance regulatory authority at least ten business days prior to the dividend payment or distribution, and

4.
the notice includes a certification by an officer of United Property & Casualty Insurance Company attesting that, after the payment of the dividend or distribution, United Property & Casualty Insurance Company will have at least 115% of required statutory surplus as to policyholders.

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time.

Under the insurance regulation of Hawaii, the maximum amount of dividends that Family Security Insurance Company may pay to its parent company without prior approval from the Insurance Commissioner is:

1.	the lesser of:

a.	ten percent (10%) of Family Security Insurance Company's surplus as of December 31 of the preceding year, or

b.	ten percent (10%) of the net income, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year.

UNITED INSURANCE HOLDINGS CORP.

In performing the net income test, property and casualty insurers may carry-forward income from the previous two calendar years that has not already been paid out as dividends. This carry-forward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediately preceding calendar years.

See Note 12 to our Notes to Consolidated Financial Statements for further discussion of restrictions on future payments of dividends by our insurance affiliates.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In March 2014, we issued 36,886 shares of restricted common stock to select employees, and 34,919 of those restricted shares were still outstanding at year end and will vest ratably in 2015, 2016 and 2017. In addition, we awarded 1,270 shares to our General Counsel and Chief Legal Officer in connection with her employment agreement, which will vest on March 24, 2015. In September 2014, we awarded 65,000 shares of restricted common stock our non-employee members of the Board, which will vest on the date of our annual meeting in 2015.

Throughout 2013, we awarded shares of restricted common stock to three of our officers in connection with their employment agreements and those shares vested throughout 2014.

On October 1, 2012, we awarded our Chief Financial Officer 3,900 shares of restricted common stock that vested on April 1, 2014.

On June 14, 2012, we awarded 86,990 shares of restricted common stock to our Chief Executive Officer in connection with his employment with our Company. The restricted shares vest in twenty percent increments on the anniversary date of his appointment, and on June 14, 2013 and 2014, respectively, 17,398 shares vested. The remaining 52,194 restricted shares will vest in equal parts on each of the next three anniversary dates provided that our CEO is continuously employed by our Company.

Several of the shares of restricted common stock awards shown in the table below were issued to our newly appointed executive officers, who were not previously employed by our Company, as an inducement for entering into employment with our Company.  The issuance of these shares of restricted common stock was approved by our Compensation Committee.

The following table sets forth information at December 31, 2014 regarding our 2013 Omnibus Incentive Plan. See Note 19 to our Notes to Consolidated Financial Statements for further discussion of stock based compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	99,919	$13.82	897,782
Equity compensation plans not approved by security holders	53,464	5.48	—
Total	153,383	$10.91	897,782

UNITED INSURANCE HOLDINGS CORP.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on our common stock from December 31, 2009 through December 31, 2014 as compared to the cumulative total return of the Russell 2000 index and the cumulative total return of the NASDAQ Insurance index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the the time period. The chart depicts the value on December 31, 2010, 2011, 2012, 2013 and 2014 of a $100 investment made on December 31, 2009 with all dividends reinvested.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
United Insurance Holdings Corp.	$100.00	$77.63	$111.44	$154.24	$360.32	$597.81
Russell 2000 index	100.00	122.95	113.91	128.83	172.86	180.87
NASDAQ Insurance index	100.00	100.13	101.48	114.92	145.62	160.70

The foregoing performance graph and data shall not be deemed "filed" as part of this Annual Report for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such filing.

RECENT SALES OF UNREGISTERED SECURITIES

During 2014, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2014, we did not repurchase any of our equity securities.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our consolidated financial statements and the related notes appearing in Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report. The consolidated statements of income data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data at December 31, 2014 and 2013 are derived from our audited financial statements appearing in Item 8 of this Annual Report. The consolidated statements of income data for the years ended December 31, 2011 and 2010 and the balance sheet data for the years ended December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results shown below are not necessarily indicative of the results to be expected in any future period.

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Revenue:
Gross premiums written	$436,753	$381,352	$254,909	$203,806	$158,637
Gross premiums earned	400,695	316,708	226,254	180,837	155,307
Net premiums earned	$264,850	$197,378	$121,968	$90,080	$66,855
Net investment income and realized gains (losses)	6,775	3,742	5,243	2,950	8,128
Other revenue	8,605	6,960	4,023	3,388	5,008
Total revenue	280,230	208,080	131,234	$96,418	$79,991
Expenses:
Loss and loss adjustment expenses	118,077	98,830	58,409	38,861	42,533
Other operating expenses	97,410	74,397	57,241	43,818	36,373
Interest expense	410	367	355	548	1,767
Total expenses	$215,897	$173,594	$116,005	$83,227	$80,673
Income (loss) before income taxes	$64,410	$34,487	$15,714	$13,016	$(1,408)
Provision for (benefit from) income taxes	23,397	14,145	6,009	4,928	(483)
Net income (loss)	$41,013	$20,342	$9,705	$8,088	$(925)
Earnings (loss) per share
Basic	$2.06	$1.26	$0.91	$0.77	$(0.09)
Diluted	$2.05	$1.26	$0.91	$0.77	$(0.09)
Cash dividends declared per share	$0.16	$0.12	$0.08	$0.05	$0.05

Return on average equity	27.2%	20.8%	16.1%	16.1%	(2.0)%

Ceded ratio(1)	33.9%	37.7%	46.1%	50.2%	57.0%

Ratios to net premiums earned:
Loss and loss adjustment expenses	44.6%	50.0%	47.9%	43.1%	63.6%
Expenses	36.8%	37.7%	46.9%	48.6%	54.4%
Combined Ratio	81.4%	87.7%	94.8%	91.7%	118.0%
Effect of current year catastrophe losses on combined ratio	0.3%	1.8%	3.0%	—%	—%
Effect of prior year (favorable) development on combined ratio	(1.5)%	2.1%	0.5%	(4.8)%	1.5%
Underlying Combined Ratio(2)	82.6%	83.8%	91.3%	96.5%	116.5%
(1) Calculated as ceded premiums earned divided by gross premiums earned.
(2) Underlying combined ratio, a measure that is not based on accounting principles generally accepted in the United States of America (GAAP), is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

UNITED INSURANCE HOLDINGS CORP.

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and invested assets	$443,018	$326,548	$223,385	$165,898	$126,242
Prepaid reinsurance premiums	63,827	55,268	49,916	40,968	38,307
Total Assets	584,169	441,230	314,715	$240,215	$213,621

Unpaid loss and loss adjustment expenses	$54,436	$47,451	$35,692	$33,600	$47,414
Unearned premiums	229,486	193,428	128,785	100,130	77,161
Reinsurance payable	45,254	39,483	26,063	16,571	14,982
Notes payable	13,529	14,706	15,882	17,059	18,235
Total Liabilities	$380,406	$333,643	$225,628	$185,226	$168,328
Total Stockholders' Equity	$203,763	$107,587	$89,087	$54,989	$45,293

Statutory Surplus	$126,249	$78,362	$68,007	$48,188	$48,495

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

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations the Company. This discussion should be read in conjunction with the consolidated financial statements and related notes found under Part II. Item 8 contained herein.

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

•	For Investments: credit quality, maximizing total return, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification, and portfolio duration; and

•	For Financial Condition: liquidity, reserve strength, financial strength, ratings, operating leverage, book value per share, capital preservation, return on investment, and return on equity.

2014 HIGHLIGHTS

•	Consolidated net income was $41,013,000 in 2014 compared to $20,342,000 in 2013. Net income per diluted share was $2.05 in 2014 compared to $1.26 in 2013.

•	Our combined ratio (calculated as losses and loss adjustment expenses and operating expenses less interest expense relative to net premiums earned) was 81.4% in 2014 compared to 87.7% in 2013.

•	Total revenues were $280,230,000 in 2014 compared to $208,080,000 in 2013.

•	Investment and cash holdings were $443,018,000 at December 31, 2014, compared to $326,548,000 at December 31, 2013.

•	Investment income was $6,795,000 in 2014 compared to $3,871,000 in 2013.

•	Net realized losses were $(20,000) in 2014 compared to net realized losses of $(129,000) in 2013.

•
Book value per diluted share (ratio of stockholders' equity to total shares outstanding and dilutive potential shares outstanding) was $9.75 at December 31, 2014, a 46.8% increase from $6.64 at December 31, 2013.

•	Return on average equity for the twelve months ended December 31, 2014 was 27.2%, compared to 20.8% for the twelve months ended December 31, 2013.

•	Policies in-force were 252,104 at December 31, 2014, a 24.5% increase from 202,454 policies in-force at December 31, 2013.

UNITED INSURANCE HOLDINGS CORP.

CONSOLIDATED NET INCOME

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Gross premiums written	$436,753	$381,352	$254,909
Increase in gross unearned premiums	(36,058)	(64,644)	(28,655)
Gross premiums earned	400,695	316,708	226,254
Ceded premiums earned	(135,845)	(119,330)	(104,286)
Net premiums earned	264,850	197,378	121,968
Net investment income	6,795	3,871	3,083
Net realized gains (losses)	(20)	(129)	2,160
Other revenue	8,605	6,960	4,023
Total revenue	280,230	208,080	131,234
EXPENSES:
Losses and loss adjustment expenses	118,077	98,830	58,409
Policy acquisition costs	65,657	50,623	36,877
Operating expenses	11,746	9,222	8,630
General and administrative expenses	20,007	14,552	11,734
Interest expense	410	367	355
Total expenses	215,897	173,594	116,005
Income before other income	64,333	34,486	15,229
Other income	77	1	485
Income before income taxes	64,410	34,487	15,714
Provision for income taxes	23,397	14,145	6,009
Net income	$41,013	$20,342	$9,705
Net income per diluted share	$2.05	$1.26	$0.91
Book value per share	$9.75	$6.64	$5.70
Return on average equity	27.2%	20.8%	16.1%
Loss ratio, net[1]	44.6%	50.0%	47.9%
Expense ratio[2]	36.8%	37.7%	46.9%
Combined ratio (CR)[3]	81.4%	87.7%	94.8%
Effect of current year catastrophe losses on CR	0.3%	1.8%	3.0%
Effect of prior year development on CR	(1.5)%	2.1%	0.5%
Underlying combined ratio[4]	82.6%	83.8%	91.3%
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

Combined ratio excluding the effects of current year catastrophe losses and reserve development (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between three GAAP operating ratios: the combined ratio, the

UNITED INSURANCE HOLDINGS CORP.

effect of current year catastrophe losses on the combined ratio and the effect of prior year development on the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses, prior year development and assessments. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

UNITED INSURANCE HOLDINGS CORP.

Reserves for Unpaid Losses and Loss Adjustment Expenses

General Discussion of Loss Reserving Process

Reserves for unpaid losses and loss adjustment expenses represent the most significant accounting estimate inherent in the preparation of our financial statements. These reserves represent management’s best estimate of the amount we will ultimately pay for losses and we base the amount upon the application of various actuarial reserve estimation techniques as well as considering other material facts and circumstances known at the balance sheet date.

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

•
Reserves for losses incurred but not reported (IBNR reserves) – Our IBNR reserves include true IBNR reserves plus "bulk" reserves. Bulk reserves represent additional amounts that cannot be allocated to particular claims, but which are necessary to estimate ultimate losses on reported and unreported claims. We estimate our IBNR reserves by projecting the ultimate losses using the methods discussed below and then deducting actual loss payments and case reserves from the projected ultimate losses. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

When we establish our reserves, we analyze various factors such as our historical loss experience and that of the insurance industry, claims frequency and severity, our business mix, our claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. A change in any of these factors from the assumptions implicit in our estimates will cause our ultimate loss experience to be better or worse than indicated by our reserves, and the difference could be material. Due to the interaction of the aforementioned factors, there is no precise method for evaluating the impact of any one specific factor in isolation, and an element of judgment is ultimately required. Due to the uncertain nature of any projection of the future, the ultimate amount we will pay for losses will be different from the reserves we record. However, in our judgment, we employ techniques and assumptions that are appropriate, and the resulting reserve estimates are reasonable, given the information available at the balance sheet date.

We determine our ultimate losses by using multiple actuarial methods to determine an actuarial estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the actuarial estimate is influenced by the analysis of our historical loss and claims experience since inception. For each accident year, we estimate the ultimate incurred losses for both reported and unreported claims. In establishing this estimate, we reviewed the results of various actuarial methods discussed below.

UNITED INSURANCE HOLDINGS CORP.

Estimation of the Reserves for Unpaid Losses and Allocated Loss Adjustment Expenses

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

•
Incurred Development Method – The incurred development method is based upon the assumption that the relative change in a given year’s incurred loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. In utilizing this method, actual annual historical incurred loss data is evaluated. Successive years can be arranged to form a triangle of data. Loss development factors (LDFs) are calculated to measure the change in cumulative incurred costs from one evaluation point to the next. These historical LDFs and comparable industry benchmark factors form the basis for selecting the LDFs used in projecting the current valuation of losses to an ultimate basis. This method’s implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported. The paid development method is similar to the incurred development method. While the incurred development method has the disadvantage of not recognizing the information provided by current case reserves, it has the advantage of avoiding potential distortions in the data due to changes in case reserving methodology. The incurred development method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time.

•
Expected Loss Cost Method – In the expected loss cost method, ultimate loss projections are based upon some prior measure of the anticipated losses, usually relative to some measure of exposure (i.e., earned house years). An expected loss cost is applied to the measure of exposure to determine estimated ultimate losses for each year. Actual losses are not considered in this calculation. This method has the advantage of stability over time, because the ultimate loss estimates do not change unless the exposures or loss costs change. However, this advantage of stability is offset by a lack of responsiveness, since this method does not consider actual loss experience as it emerges. This method is based on the assumption that the loss cost per unit of exposure is a good indication of ultimate losses. It can be entirely dependent on pricing assumptions (i.e., historical experience adjusted for loss trend).

•
Bornhuetter-Ferguson Method – The incurred Bornhuetter-Ferguson (B-F) method is essentially a blend of two other methods. The first method is the loss development method whereby actual incurred losses are multiplied by an expected LDF. For slow reporting coverages, the loss development method can lead to erratic and unreliable projections because a relatively small swing in early reportings can result in a large swing in ultimate projections. The second method is the expected loss method whereby the IBNR estimate equals the difference between a predetermined estimate of expected losses and actual incurred losses. The incurred B-F method combines these two methods by setting ultimate losses equal to actual incurred losses plus expected unreported losses. As an experience year matures and expected unreported losses become smaller, the initial expected loss assumption becomes gradually less important. Two parameters are needed to apply the B-F method: the initial expected loss cost and the expected reporting pattern (LDFs). This method is often used for long-tail lines and in situations where the incurred loss experience is relatively immature or lacks sufficient credibility for the application of other methods. The paid B-F method is analogous to the incurred B-F method using paid losses and development patterns in place of incurred losses and patterns.

•
Paid-to-Paid Development Method - In addition to the aforementioned methods, we also rely upon the paid-to-paid development method to project ultimate allocated loss adjustment expense (ALAE). Triangles of paid ALAE to paid loss ratios are compiled and LDFs are selected to project an ultimate paid-to-paid ratio. The ultimate paid-to-paid ratio is multiplied by the selected ultimate losses to calculate estimated ultimate ALAE. This puts the ALAE in context, and generally results in more stability in the ALAE projections.

UNITED INSURANCE HOLDINGS CORP.

Reliance and Selection of Methods

The various methods we use have strengths and weaknesses that depend upon the circumstances of the segment and the age of the claims experience we analyze. The nature of our book of business allows us to place substantial, but not exclusive, reliance on the loss development methods. Ultimately, this means the main assumptions of the loss development methods, the selected LDFs, represent the most critical aspect of our loss reserving process. We use the same set of LDFs in the methods during our loss reserving process that we also use to calculate the premium necessary to pay expected ultimate losses.

Reasonably-Likely Changes in Variables

As previously noted, we evaluate several factors when exercising our judgment in the selection of the loss development factors that ultimately drive the determination of our loss reserves. The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably-likely change in almost any of these aforementioned factors could have an impact on our reported results, financial condition and liquidity. However, we do not believe any reasonably-likely changes in the frequency or severity of claims would have a material impact on us.

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

As discussed in Note 3 in our Notes to Consolidated Financial Statements, we value our investments at fair value using quoted prices from active markets, to the extent available. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We have several investments in limited partnerships that require us to use unobservable inputs.

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

UNITED INSURANCE HOLDINGS CORP.

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

The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluations of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations quarterly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts presented within the consolidated financial statements

See Note 2(b) in our Notes to Consolidated Financial Statements for further information regarding our impairment testing.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes.

Investments

With respect to our investments, we primarily attempt to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance affiliates can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities.

An outside asset management company, which has authority and discretion to buy and sell securities for us, manages our investments subject to (i) the guidelines established by our Board of Directors, and (ii) the direction of management. We direct our asset manager to make changes and to hold, buy or sell securities in our portfolio.

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $443,018,000 at December 31, 2014.

The following table summarizes our investments, by type:

	December 31, 2014		December 31, 2013
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$134,434	30.4%	$97,480	29.8%
Foreign governments	3,354	0.8%	3,227	1.0%
States, municipalities and political subdivisions	91,911	20.7%	45,777	14.0%
Public utilities	9,222	2.1%	9,133	2.8%
Corporate securities	112,616	25.4%	117,407	36.0%
Redeemable preferred stocks	1,093	0.2%	—	—%
Total fixed maturities	352,630	79.6%	273,024	83.6%
Public utilities	1,433	0.3%	807	0.2%
Common stocks	23,048	5.2%	14,546	4.5%
Nonredeemable preferred stocks	1,506	0.3%	249	0.1%
Total equity securities	25,987	5.8%	15,602	4.8%
Other long-term investments	3,010	0.7%	3,034	0.9%
Total investments	$381,627	86.1%	$291,660	89.3%
Cash and cash equivalents	$61,391	13.9%	$34,888	10.7%
Total cash, cash equivalents and investments	$443,018	100.0%	$326,548	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2014 and 2013 consisted mainly of U.S. government and agency securities and securities of high-quality corporate issuers. Our equity holdings consist mainly of securities issued by companies in the energy, consumer products, technology and telecommunications industries. Most of the corporate bonds we hold reflect a similar diversification. At December 31, 2014, approximately 86% of our fixed maturities were U.S. Treasuries, states, municipalities and political subdivisions, or corporate bonds rated “A” or better, and 14% were corporate bonds rated “BBB”.

At December 31, 2014, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $772,000; approximately $769,000 of the total related to forty-eight fixed maturities, while one equity security reflected an unrealized loss of $3,000. We currently have no plans to sell these forty-nine securities, and we expect to fully recover our cost basis. We reviewed these securities and determined that we did not need to record impairment charges at December 31, 2014. Similarly, we did not record impairment charges at December 31, 2013.

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

During the fourth quarter of 2014, we placed our non-catastrophe reinsurance agreements, which will expire on December 31, 2015. See Note 8 in our Notes to Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2014 COMPARED TO 2013

Revenues

Revenues for the year ended December 31, 2014 increased $72,150,000, or 35%, to $280,230,000, from $208,080,000 for the twelve-months ended December 31, 2013. The increase in revenues primarily resulted from a $67,472,000, or 34%, increase in net premiums earned. The growth in net premiums earned for the year was driven by continued growth in new business production in Florida and other states.

Our direct gross written premiums increased by $78,005,000, or 23%, primarily due to the strong organic growth in new and renewal business generated in all states in which we currently write policies, but especially outside Florida which represented nearly 73% of the total growth in direct written premiums. Our year-over-year growth in gross written premiums and new and renewal policies by state are shown in the tables below:

Direct and Assumed Written Premium By State	2014 GWP	2013 GWP	YOY Growth
Florida	$304,604	$283,460	$21,144
South Carolina	32,001	24,666	7,335
Massachusetts	30,716	16,156	14,560
Rhode Island	17,951	11,381	6,570
North Carolina	14,782	3,386	11,396
Texas	13,008	150	12,858
New Jersey	4,681	565	4,116
Louisiana	26	—	26
Total direct written premium	$417,769	$339,764	$78,005
Assumed premium (1)	18,984	41,588	(22,604)
Total gross written premium	$436,753	$381,352	$55,401
(1) All assumed premiums shown above are from policy assumptions from Citizens Property Insurance Corporation (Citizens) that are written in Florida and are shown net of opt-outs.

New and Renewal Policies By State	2014 Policies*	2013 Policies*	YOY Growth
Florida	168,668	155,410	13,258
South Carolina	20,273	15,795	4,478
Massachusetts	20,924	11,145	9,779
Rhode Island	14,809	10,405	4,404
North Carolina	12,119	2,694	9,425
New Jersey	4,083	443	3,640
Texas	9,855	104	9,751
Louisiana	10	—	10
Total	250,741	195,996	54,745
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into the other states that we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the twelve months ended December 31, 2014 increased $42,303,000, or 24%, primarily due to increased losses, policy acquisition costs and general and administrative expenses.

Our GAAP combined ratio improved 6.3 points to 81.4% for the year compared to 87.7% for the same period in 2013. Our underlying combined ratio, which excludes losses from catastrophes and all effects of reserve development, improved 1.2 points for the year to 82.6% compared to 83.8% for the same period in 2013. Both the combined and underlying combined ratios decreased primarily due to lower gross loss ratio and a lower ceded reinsurance premium percentage for the year compared to the prior year. The calculation of our underlying loss and combined ratios is shown below:

	Year Ended December 31,
	2014	2013	Change
Net Loss and LAE	$118,077	$98,830	$19,247
% of Gross earned premiums	29.5%	31.2%	-1.7 pts
% of Net earned premiums	44.6%	50.0%	-5.4 pts
Less:
Current year catastrophe losses	$829	$3,602	$(2,773)
Prior year reserve development	(4,037)	4,078	(8,115)
Underlying loss and LAE*	$121,285	$91,150	$30,135
% of Gross earned premiums	30.3%	28.8%	1.5 pts
% of Net earned premiums	45.8%	46.1%	-0.3 pts

Policy acquisition costs	$65,657	$50,623	$15,034
Operating and underwriting	11,746	9,222	2,524
General and administrative	20,007	14,552	5,455
Total Operating Expenses	$97,410	$74,397	$23,013
% of Gross earned premiums	24.3%	23.5%	0.8 pts
% of Net earned premiums	36.8%	37.7%	-0.9 pts

Combined Ratio - as % of gross earned premiums	53.8%	54.7%	-0.9 pts
Underlying Combined Ratio - as % of gross earned premiums	54.6%	52.3%	2.3 pts

Combined Ratio - as % of net earned premiums	81.4%	87.7%	-6.3 pts
Underlying Combined Ratio - as % of net earned premiums	82.6%	83.8%	-1.2 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio increased to 30.3% for the year ended December 31, 2014, which was up 1.5 points from 28.8% for the year ended December 31, 2013. The increase in our gross underlying loss ratio was primarily due to a shift in the mix toward business outside of Florida, where non-catastrophe loss costs as a percentage of gross earned premium tend to be higher.

UNITED INSURANCE HOLDINGS CORP.

Losses and loss adjustment expenses increased to $118,077,000 for the year ended December 31, 2014, from $98,830,000 for the same period in 2013, primarily due to the growth in policies in-force. Prior year favorable development for the year ended December 31, 2014, was $4,037,000 compared to adverse development of $4,078,000 for the same period in 2013. Our net loss and loss adjustment expense ratio history along with the impact of reserve development and catastrophe losses is as follows:

	Historical Reserve Development
($ in thousands, except ratios)	2009	2010	2011	2012	2013	2014
Reserve development (unfavorable)	$2,976	$(1,006)	$4,158	$(670)	$(4,078)	$4,037
Development as a % of earnings before interest and taxes	47.4%	71.0%	32.3%	4.3%	11.7%	6.2%

Consolidated net loss ratio (LR)	52.1%	63.6%	43.1%	47.9%	50.0%	44.6%
Reserve (favorable) unfavorable development on LR	(3.8)%	1.5%	(3.9)%	0.6%	2.1%	(1.5)%
Current year catastrophe losses on LR	0.2%	—%	—%	3.0%	1.8%	0.3%
Underlying net loss ratio*	55.7%	62.1%	47.0%	44.3%	46.1%	45.8%

*
Underlying Net Loss Ratio is a non-GAAP measure and is reconciled above to the Consolidated Net Loss Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Overall our attritional loss experience by accident year excluding catastrophes has been trending upwards for the last two accident years due to higher overall frequency and severity of water related losses and lower premiums per unit of exposure resulting from our growth outside of Florida as shown in the following table:

					Expected	Expected
		Case		Expected	Ultimate Gross	Ultimate	Premium
Accident	Paid	Loss & LAE	IBNR	Ultimate	Loss & LAE	Loss & LAE	per
Year	Loss & LAE	Reserves	Reserves	Loss & LAE	Ratio	per Exposure(1)	Exposure(2)
2006	$29,551	$—	$—	$29,551	22.0%	$392	$1,781
2007	26,353	161	33	26,547	18.5%	400	2,160
2008	26,720	—	—	26,720	20.7%	376	1,820
2009	42,827	205	35	43,067	29.9%	472	1,577
2010	40,644	841	165	41,650	28.5%	476	1,670
2011	44,463	1,031	468	45,962	26.9%	482	1,793
2012	52,611	1,763	1,297	55,671	25.8%	478	1,851
2013	79,773	3,735	4,447	87,955	28.9%	516	1,786
2014	84,910	21,466	16,365	122,741	31.8%	563	1,770
1 Defined as the total sum we expect to pay for fully developed losses and loss adjusting expenses (i.e. paid losses, incurred losses and incurred but not reported losses) divided by earned house years.
2 Defined as gross earned premiums divided by earned house years.

UNITED INSURANCE HOLDINGS CORP.

As indicated above, our case loss & LAE and IBNR reserves by accident year (AY) excluding catastrophes are $29,202,000 and $22,810,000, respectively, and a reconciliation of these reserves to our total reserves is as follows:

	Case
	Loss & LAE	IBNR	Total
	Reserves	Reserves	Reserves
Loss reserves from table above	$29,202	$22,810	$52,012
Catastrophe reserves	288	144	432
Flood reserves and other reserve adjustments	236	1,756	1,992
Total case and IBNR reserves	$29,726	$24,710	$54,436

Policy acquisition costs increased to $65,657,000 for the year ended December 31, 2014, from $50,623,000 for the same period of 2013, or 30%. These costs vary directly with the growth in gross premiums earned which increased 27% over the prior year.

Operating and underwriting expenses increased $2,524,000 to $11,746,000 for the year ended December 31, 2014 compared to$9,222,000 for the same period in 2013 primarily due to increased costs for home inspections, underwriting reports, licensing costs, and systems costs resulting from the Company's ongoing growth and continuing expansion into new states.

General and administrative expenses increased $5,455,000 to $20,007,000 compared to $14,552,000 in 2013 due primarily to an increase in salaries and related expenses to support our growth.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2013 COMPARED TO 2012

Revenues

Revenues for the year ended December 31, 2013 increased $76,846,000, or 59%, to $208,080,000, from $131,234,000 for the twelve-months ended December 31, 2012. The increase in revenues was primarily driven by a $75,410,000, or 62%, increase in net premiums earned. In 2013, our gross written premiums increased $126,443,000, or 50%, to $381,352,000, from $254,909,000 in 2012 because we wrote approximately 55,000 more new and renewal policies in 2013 compared to 2012 as we expanded our business in Florida and in other states. In addition to our organic growth, we assumed over 33,000 policies, representing $41,588,000 of assumed premiums, during 2013 from Citizens.

Our year-over-year growth in gross written premiums and new and renewal policies by state are shown below:

Direct and Assumed Written Premium By State	2013 GWP	2012 GWP	YOY Growth
Florida	$283,460	$228,284	$55,176
South Carolina	24,666	16,678	7,988
Massachusetts	16,156	6,334	9,822
Rhode Island	11,381	3,617	7,764
North Carolina	3,386	—	3,386
New Jersey	565	—
Texas	150	—	150
Total direct written premium	$339,764	$254,913	$84,286
Assumed premium (1)	41,588	(4)	41,592
Total gross written premium	$381,352	$254,909	$125,878
(1) All assumed premiums shown above are from policy assumptions from Citizens that are written in Florida and are shown net of opt-outs.

New and Renewal Policies By State	2013 Policies*	2012 Policies*	YOY Growth
Florida	155,410	122,332	33,078
South Carolina	15,795	11,038	4,757
Massachusetts	11,145	4,444	6,701
Rhode Island	10,405	3,381	7,024
North Carolina	2,694	—	2,694
New Jersey	443	—	443
Texas	104	—	104
Total	195,996	141,195	54,801
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

Realized gains decreased $2,289,000 in 2013 because we sold fixed maturities in an unrealized gain position during the fourth quarter of 2012 to reposition our portfolio, whereas in 2013 our realized losses were driven by sales of our short-term investments.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the twelve months ended December 31, 2013 increased $57,589,000, or 50%, primarily due to increased losses, policy acquisition costs and general and administrative expenses. Losses and loss adjustment expenses increased to $98,830,000 for the full year ended 2013, from $58,409,000 during 2012. Prior year adverse development for the year ended December 31, 2013, was $4,078,000 compared to $670,000 for the same period in 2012. Our attritional loss experience by accident year excluding catastrophes has been stable or trending downwards for the past several years, but did increase in the 2013 accident year due to higher overall frequency and severity of water related losses and lower premiums per unit of exposure resulting from our growth outside of Florida.

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

Policy acquisition costs increased $13,746,000, or 37%, in 2013. These costs vary directly with the growth in gross premiums earned, which increased 40%. General and administrative expenses increased $2,818,000, or 24%, in 2013 due to an increase in salaries and related expenses to support our growth.

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

As a holding company, we do not conduct any business operations of our own and as a result, we rely on cash dividends or intercompany loans from our management affiliate to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate our insurance affiliates, including restricting any dividends paid by our insurance affiliate and requiring approval of any management fee our insurance affiliates pays to our management affiliates for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. Our management affiliate subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance affiliates, pursuant to the management agreements in effect between those entities.

Operating Activities

During the year ended December 31, 2014, our operations generated cash of $68,918,000, compared to generating $109,766,000 of cash during the same period in 2013. The $40,848,000 year over year decrease in operating cash was primarily driven by the decrease of assumed premiums received from Citizens, increases in claims payments, reinsurance payments, agent commission payments, tax payments and increased operating expense payments. In 2013, we received $51,578,000 of assumed premiums from Citizens whereas in 2014 we received $29,807,000 of assumed premiums from Citizens. In addition, we returned $6,597,000 of assumed premiums to Citizens in 2014 related to opt outs from our 2013 assumptions compared to returning $2,459,000 of assumed premiums in the same period in 2013. Claim payments increased approximately $25,780,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Reinsurance payments increased approximately $16,050,000 because we purchased more reinsurance coverage under our 2014-2015 contracts than we purchased under our 2013-2014 contracts. Agent commission payments, operating expense payments and income tax payments increased $10,750,000, $7,599,000 and $18,035,000, respectively, due to the overall growth in the business during 2014 compared to the same period in 2013. The decrease in cash flows described above was offset by the increase in premium collections of $62,648,000 due to the increased writings we experienced during 2014 compared to the same period in 2013.

Investing Activities

During the year ended December 31, 2014, our investing activities used $91,466,000 of cash compared to using $146,154,000 of cash in 2013 primarily because we purchased $305,013,000 of investments during the year ended December 31, 2014 compared to purchasing $246,514,000 during the same period in 2013. The increase in purchases was partially offset by the $117,666,000 increase in sales of investments during the year ended December 31, 2014 compared to the same period in 2013. In addition, our investments in property and equipment increased $4,479,000 primarily due to the purchase of property for our new headquarters. In 2015, we expect to invest $3,200,000 to renovate the building prior to occupancy.

See Note 3 in our Notes to Consolidated Financial Statements for a table that summarizes our fixed maturities at December 31, 2014, by contractual maturity periods.

Financing Activities

During the year ended December 31, 2014, our financing activities provided cash of $49,051,000 compared to providing $71,000 of cash in 2013. The increase occurred primarily because we raised $54,041,000, net of stock issuance costs of $3,459,000, related to the public offering of 4,600,000 shares of common stock during the first quarter of 2014, whereas we raised $3,591,000 in January 2013 from the underwriters exercise of the over-allotment of 750,000 shares of common stock from our 2012 public offering. In addition, we paid $3,336,000 of dividends in 2014, compared to $1,944,000 paid in 2013. See Note 18 in our Notes to Consolidated Financial statements for additional information on the underwritten offering.

UNITED INSURANCE HOLDINGS CORP.

Our insurance subsidiaries are subject to extensive state regulation, including approval of any management fee it pays to our management affiliate for services rendered. In accordance with Florida law, United Property & Casualty Insurance Company may pay dividends or make distributions out of that part of its statutory surplus derived from its net operating profit and its net realized capital gains. Family Security Insurance Company may pay dividends or make distributions out of its statutory surplus or net income less realized capital gains. See Part II Item 5 for additional information regarding the limitations on dividend payments by our insurance affiliate. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict our insurance affiliate’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause its surplus as regards policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida, have adopted the NAIC requirements, and insurers having less surplus as regards policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory surplus required in our insurance affiliate.

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. To retain our certificate of authority, Florida law requires United Property & Casualty Insurance Company to maintain surplus as regards policyholders equal to the greater of 10% of our total liabilities or $5,000,000. At December 31, 2014, United Property & Casualty Insurance Company’s surplus as regards policyholders was $126,249,000, exceeding the minimum requirements. Florida law also requires United Property & Casualty Insurance Company to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2014.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2014, we had no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at December 31, 2014:

		Payment Due by Period
		Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Leases	(1)	$2,848	$1,372	$1,005	$471	$—
Service agreements		15,735	5,934	7,534	2,267	—
Long-term debt	(2)	15,774	3,422	2,353	2,353	7,646
Employment agreements	(3)	1,629	960	669	—	—
Unpaid loss and loss adjustment expenses	(4)	56,631	34,975	16,457	3,897	1,302
Total		$92,617	$46,663	$28,018	$8,988	$8,948

(1)	Represents operating and capital leases for our insurance subsidiaries.

(2)
Represents principal payments over the life of the debt, see Note 10 in our Notes to Consolidated Financial Statements for additional information regarding our long-term debt. The total long-term debt amount shown in the table above also includes the outstanding debt of FSH at December 31, 2014.

(3)	Represents base salary for the unfulfilled portion of the original employment agreements with certain executive officers.

(4)
As of December 31, 2014, United Property and Casualty Insurance Company had unpaid loss and loss adjustment expenses (LAE) of $54,436,000 and Family Security Insurance Company had unpaid loss and LAE reserves of $2,195,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last 15 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

UNITED INSURANCE HOLDINGS CORP.

UNITED INSURANCE HOLDINGS CORP.

RELATED PARTY TRANSACTIONS

See Note 15 in our Notes to Consolidated Financial Statements for a discussion of our related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Our investment policy was established by the Investment Committee of our Board of Directors (Board) and is reviewed and updated regularly. Pursuant to this investment policy, our entire portfolio is classified as available for sale and we report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. We do not hold any securities that are classified as held to maturity and we do not hold any securities for trading or speculation. We do not utilize any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

INTEREST RATE RISK

Our fixed-maturities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturities at December 31, 2014:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
300 basis point increase	$312,032	$(40,598)	(11.5)%
200 basis point increase	$325,574	$(27,056)	(7.7)%
100 basis point increase	$339,106	$(13,524)	(3.8)%
Fair value	$352,630	$—	—%
100 basis point decrease	$365,747	$13,117	3.7%
200 basis point decrease	$376,593	$23,963	6.8%
300 basis point decrease	$381,854	$29,224	8.3%

UNITED INSURANCE HOLDINGS CORP.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2014:

		% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$18,814	5.4%	$19,433	5.5%
AA+, AA, AA-	213,816	61.1	214,900	60.9
A+, A, A-	60,917	17.4	61,412	17.5
BBB+, BBB, BBB-	54,416	15.5	54,673	15.5
Not rated	2,100	0.6	2,212	0.6
Total	$350,063	100.0%	$352,630	100.0%

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2014 consists of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2014:

		% of Total
	Estimated	Estimated
Stocks by Sector	Fair Value	Fair Value
Consumer, non-cyclical	$6,690	25.7%
Industrial	4,518	17.4
Energy	4,259	16.4
Financial	2,957	11.4
Consumer, cyclical	2,625	10.1
Technology	2,044	7.9
Utility	1,646	6.3
Basic materials	685	2.6
Communications	563	2.2
Total	$25,987	100.0%

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules of United Insurance Holdings Corp. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Insurance Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of United Insurance Holdings Corp’s internal control over financial reporting.

/s/ McGladrey LLP

Omaha, Nebraska
February 25, 2015

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $350,063 and $274,651, respectively)	$352,630	$273,024
Equity securities (adjusted cost of $22,278 and $13,825, respectively)	25,987	15,602
Other investments (amortized cost of $2,749 and $3,034, respectively)	3,010	3,034
Total investments	381,627	291,660
Cash and cash equivalents	61,391	34,888
Accrued investment income	2,239	1,752
Property and equipment, net	8,022	2,408
Premiums receivable, net	31,369	26,076
Reinsurance recoverable on paid and unpaid losses	2,068	2,426
Prepaid reinsurance premiums	63,827	55,268
Deferred policy acquisition costs	31,925	25,186
Other assets	1,701	1,566
Total assets	$584,169	$441,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$54,436	$47,451
Unearned premiums	229,486	193,428
Reinsurance payable	45,254	39,483
Other liabilities	37,701	38,575
Notes payable	13,529	14,706
Total liabilities	380,406	333,643
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,116,497 and 16,421,398 issued; 20,904,414 and 16,209,315 outstanding, respectively	2	2
Additional paid-in capital	82,380	27,800
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	4,011	92
Retained earnings	117,801	80,124
Total Stockholders' Equity	203,763	107,587
Total Liabilities and Stockholders' Equity	$584,169	$441,230

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Gross premiums written	$436,753	$381,352	$254,909
Increase in gross unearned premiums	(36,058)	(64,644)	(28,655)
Gross premiums earned	400,695	316,708	226,254
Ceded premiums earned	(135,845)	(119,330)	(104,286)
Net premiums earned	264,850	197,378	121,968
Investment income	6,795	3,871	3,083
Net realized gains (losses)	(20)	(129)	2,160
Other revenue	8,605	6,960	4,023
Total revenue	280,230	208,080	131,234
EXPENSES:
Losses and loss adjustment expenses	118,077	98,830	58,409
Policy acquisition costs	65,657	50,623	36,877
Operating expenses	11,746	9,222	8,630
General and administrative expenses	20,007	14,552	11,734
Interest expense	410	367	355
Total expenses	215,897	173,594	116,005
Income before other income	64,333	34,486	15,229
Other income	77	1	485
Income before income taxes	64,410	34,487	15,714
Provision for income taxes	23,397	14,145	6,009
Net income	$41,013	$20,342	$9,705
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on investments	6,367	(4,233)	2,602
Reclassification adjustment for net realized investment (gains) losses	20	129	(2,160)
Income tax benefit (expense) related to items of other comprehensive income	(2,468)	1,583	(170)
Total comprehensive income	$44,932	$17,821	$9,977

Weighted average shares outstanding
Basic	19,933,652	16,100,882	10,607,751
Diluted	20,045,907	16,183,098	10,655,524

Earnings per share
Basic	$2.06	$1.26	$0.91
Diluted	2.05	1.26	0.91

Dividends declared per share	$0.16	$0.12	$0.08

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders' Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock
	Shares	Amount
December 31, 2011	10,361,849	$1	$75	$(431)	$2,341	$53,003	$54,989
Net income	—	—	—	—	—	9,705	9,705
Other comprehensive income	—	—	—	—	272	—	272
Restricted stock award	86,990	—	55	—	—	—	55
Issuance of common stock, net of costs	5,000,000	1	23,946	—	—	—	23,947
Cash dividends on common stock	—	—	—	—	—	(982)	(982)
December 31, 2012	15,448,839	2	24,076	(431)	2,613	61,726	87,986
Net income	—	—	—	—	—	20,342	20,342
Other comprehensive income	—	—	—	—	(2,521)	—	(2,521)
Restricted stock award	10,476	—	133	—	—	—	133
Issuance of common stock, net of costs	750,000	—	3,591	—	—	—	3,591
Cash dividends on common stock	—	—	—	—	—	(1,944)	(1,944)
December 31, 2013	16,209,315	2	27,800	(431)	92	80,124	107,587
Net income	—	—	—	—	—	41,013	41,013
Other comprehensive income	—	—	—	—	3,919	—	3,919
Restricted stock award	95,099	—	539	—	—	—	539
Issuance of common stock, net of costs	4,600,000	—	54,041	—	—	—	54,041
Cash dividends on common stock	—	—	—	—	—	(3,336)	(3,336)
December 31, 2014	20,904,414	$2	$82,380	$(431)	$4,011	$117,801	$203,763

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$41,013	$20,342	$9,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	801	697	684
Bond amortization and accretion	1,522	1,323	576
Net realized (gains) losses	20	129	(2,160)
Provision for uncollectible premiums	73	59	37
Deferred income taxes, net	(1,181)	1,150	(661)
Stock based compensation	649	133	55
Changes in operating assets and liabilities:
Accrued investment income	(487)	(992)	226
Premiums receivable	(5,366)	(8,981)	(5,986)
Reinsurance recoverable on paid and unpaid losses	358	(154)	2,186
Prepaid reinsurance premiums	(8,559)	(5,352)	(8,948)
Deferred policy acquisition costs, net	(6,739)	(8,208)	(4,654)
Other assets	(1,493)	28	2,238
Unpaid losses and loss adjustment expenses	6,985	11,759	2,092
Unearned premiums	36,058	64,644	28,655
Reinsurance payable	5,771	13,420	9,492
Other liabilities	(507)	19,769	1,978
Net cash provided by operating activities	68,918	109,766	35,515
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	219,893	102,227	52,640
Purchases of investments available for sale	(305,013)	(246,514)	(79,285)
Cost of property, equipment and capitalized software acquired	(6,346)	(1,867)	(452)
Net cash used in investing activities	(91,466)	(146,154)	(27,097)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(110)	—	—
Repayments of borrowings	(1,177)	(1,176)	(1,177)
Dividends	(3,336)	(1,944)	(982)
Bank overdrafts	(367)	(400)	(640)
Proceeds from issuance of common stock, net of costs	54,041	3,591	23,947
Net cash provided by financing activities	49,051	71	21,148
Increase (decrease) in cash	26,503	(36,317)	29,566
Cash and cash equivalents at beginning of period	34,888	71,205	41,639
Cash and cash equivalents at end of period	$61,391	$34,888	$71,205
Supplemental Cash Flows Information
Interest paid	$389	$341	$311
Income taxes paid	$27,901	$9,867	$6,753

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. is a property and casualty insurance holding company that sources, writes, and services residential property and casualty insurance policies using a network of agents and a group of wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company, our insurance affiliate, which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., our management affiliate, the managing general agent that manages substantially all aspects of our insurance affiliate's business; Skyway Claims Services, LLC, our claims adjusting affiliate, that provides services to our insurance affiliate; and UPC Re, our reinsurance affiliate, that provides a portion of the reinsurance protection purchased by our insurance affiliate. On February 3, 2015, we acquired Family Security Holdings, LLC and its two-wholly owned subsidiaries in an all-stock transaction. See Note 4 our Notes to Consolidated Financial Statements for additional information regarding this acquisition.

Our primary product is homeowners' insurance, which we currently offer in Florida, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina, and Texas, under authorization from the insurance regulatory authorities in each state. We are also licensed to write property and casualty insurance in Alabama, Connecticut, Delaware, Georgia, Hawaii, Maryland, Mississippi, New Hampshire, New York and Virginia; however, we have not commenced writing in these states.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. GAAP. While preparing our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, reinsurance recoverable, deferred policy acquisition costs, and investments. Except for the captions on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

We reclassified certain amounts in the 2013 and 2012 financial statements to conform to the 2014 presentation. These reclassifications had no impact on our results of operations, cash flows, or stockholders' equity, as previously reported.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash and Cash Equivalents

Our cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid instruments with original maturities of three months or less when purchased.

(b)	Investments

We currently classify all of our investments in fixed maturities, equity securities and other investments as available-for-sale, and report them at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of comprehensive income. We include realized gains and losses, which we calculate using the specific-identification method for

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

determining the cost of securities sold, in net income. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned.

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

(c)Fair Value

See Note 3 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2014.

(d)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $34,000 and $29,000 at December 31, 2014 and 2013, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

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

(f)Long-lived Assets

i)Property and Equipment

We record our property and equipment, at cost less accumulated depreciation and amortization. We use the straight-line method of calculating depreciation over the estimated useful lives of the assets. We also use the straight-line method to calculate amortization of leasehold improvements over the estimated useful lives of the assets or the term of the lease, whichever is shorter. We periodically review estimated useful lives and, where appropriate, we make changes prospectively. We charge maintenance and repair costs to expense as incurred.

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software. We expect to amortize the capitalized software costs related to our new policy administration system and data warehouse over their expected five year useful lives. During the second quarter of 2014, we began amortizing the costs related to our new claims processing system over its expected five year useful life.

See Note 7 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software, including our new property, that was purchased during 2014.

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

(g)Unpaid Losses and Loss Adjustment Expenses

Our reserves for unpaid losses represent the estimated ultimate cost of settling all reported claims plus all claims we incurred related to insured events that have occurred as of the reporting date, but that policyholders have not yet reported to us.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no bad debt expense related to reinsurance during the years ended December 31, 2014, 2013 or 2012.

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

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2014 we did not receive any significant assessments from the regulatory authorities in the states in which our insurance affiliate operates.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

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

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2014, 2013 or 2012.

(l)Advertising Costs

We expense all advertising costs when we incur those costs. For the years ended December 31, 2014, 2013 and 2012, we incurred advertising costs of $1,819,000, $1,801,000, and $1,395,000, respectively.

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

(n)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies

•	a geographic concentration resulting from the fact that, though we now operate in eight states, we still write approximately 74% of our premium in Florida

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

With regard to our cash balances held at financial institutions, we had $74,871,000 and $40,843,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2014 and 2013, respectively. The $34,028,000 increase in excess of FDIC insurance limits is the result of holding more cash at the end of 2014 than we did in 2013.

(o)Accounting Pronouncements

We have evaluated pending and final accounting pronouncements and do not believe they would have a material impact on the operations or financial reporting of our Company.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2014 and 2013:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government and agency securities	$134,601	$423	$590	$134,434
Foreign governments	3,275	79	—	3,354
States, municipalities and political subdivisions	90,262	1,866	217	91,911
Public utilities	9,044	217	39	9,222
Corporate securities	111,787	1,409	580	112,616
Redeemable preferred stocks	1,094	9	10	1,093
Total fixed maturities	350,063	4,003	1,436	352,630
Public utilities	1,222	211	—	1,433
Other common stocks	19,560	3,738	250	23,048
Nonredeemable preferred stocks	1,496	17	7	1,506
Total equity securities	22,278	3,966	257	25,987
Other investments	2,749	261	—	3,010
Total investments	$375,090	$8,230	$1,693	$381,627

December 31, 2013
U.S. government and agency securities	$98,621	$28	$1,169	$97,480
Foreign government	3,287	—	60	3,227
States, municipalities and political subdivisions	45,556	654	433	45,777
Public utilities	9,103	122	92	9,133
Corporate securities	118,084	792	1,469	117,407
Total fixed maturities	274,651	1,596	3,223	273,024
Public utilities	804	23	20	807
Other common stocks	12,749	1,894	97	14,546
Nonredeemable preferred stocks	272	—	23	249
Total equity securities	13,825	1,917	140	15,602
Other investments	3,034	—	—	3,034
Total investments	$291,510	$3,513	$3,363	$291,660

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$92	$5,598	$103	$23,187	$2,043	$28,999
Equity securities	298	111,325	31	155	279	1,907
Total realized gains	390	116,923	134	23,342	2,322	30,906
Fixed maturities	(228)	11,389	(261)	43,751	(141)	9,243
Equity securities	(182)	1,529	(2)	28	(21)	391
Total realized losses	(410)	12,918	(263)	43,779	(162)	9,634
Net realized investment gains (losses)	$(20)	$129,841	$(129)	$67,121	$2,160	$40,540

The table below summarizes our fixed maturities at year end by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2014
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$33,363	9.5%	$33,377	9.5%
Due after one year through five years	166,606	47.6%	166,768	47.3%
Due after five years through ten years	111,842	31.9%	112,970	32.0%
Due after ten years	38,252	10.9%	39,515	11.2%
Total	$350,063	100.0%	$352,630	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2014	2013	2012
Fixed maturities	$5,866	$3,512	$2,902
Equity securities	734	280	138
Cash and cash equivalents	9	31	35
Other investments	166	48	8
Other assets	20	—	—
Investment income	$6,795	$3,871	$3,083
Investment expenses	(312)	(206)	(142)
Net investment income	$6,483	$3,665	$2,941

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government and agency securities	32	$285	$36,081	20	$305	$16,947
States, municipalities and political subdivisions	24	100	22,272	11	117	14,310
Public utilities	1	1	1,274	1	38	1,014
Corporate securities	23	271	23,738	16	309	20,215
Redeemable preferred stocks	4	10	408	—	—	—
Total fixed maturities	84	667	83,773	48	769	52,486
Other common stocks	54	247	3,992	1	3	31
Nonredeemable preferred stocks	4	7	378	—	—	—
Total equity securities	58	254	4,370	1	3	31
Total	142	$921	$88,143	49	$772	$52,517

December 31, 2013
U.S. government and agency securities	47	$850	$64,369	7	$319	$5,913
Foreign governments	4	60	3,227	—	—	—
States, municipalities and political subdivisions	23	433	27,106	—	—	—
Public utilities	4	92	3,830	—	—	—
Corporate securities	49	1,469	60,348	—	—	—
Redeemable preferred stocks	—	—	—	—	—	—
Total fixed maturities	127	2,904	158,880	7	319	5,913
Public utilities	5	20	357	—	—	—
Other common stocks	15	97	1,626	—	—	—
Nonredeemable preferred stocks	1	6	125	1	17	125
Total equity securities	21	123	2,108	1	17	125
Total	148	$3,027	$160,988	8	$336	$6,038
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

During the years ended December 31, 2014, 2013 and 2012, we recorded no other-than-temporary impairment charges related to our equity positions. We have never recorded an OTTI charge on our debt-security investments.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

Fair value measurement

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2014 and 2013. Changes in interest rates subsequent to December 31, 2014 may affect the fair value of our investments.

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

For our Level 3 assets, our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments. In addition, our models use a discount rate and internally assigned credit ratings as inputs (which are generally consistent with any external ratings) and those we use to report our holdings by credit rating. Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, and other applicable market data. As a result of the significance of non-market observable inputs, including internally assigned credit ratings as described above, judgment is required in developing these fair values. The fair value of these financial assets may differ from the amount actually received if we were to sell the asset. Moreover, the use of different valuation assumptions may have a material effect on the fair values on the financial assets.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Consolidated Balance Sheets.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2014 and 2013 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amount of notes payable also approximates its fair value as the interest rate on the note payable is variable.

The following table presents the fair value measurements of our financial instruments by level at December 31, 2014 and December 31, 2013:

December 31, 2014	Total	Level 1	Level 2	Level 3
U.S. government and agency securities	$134,434	$—	$134,434	$—
Foreign governments	3,354	—	3,354	—
States, municipalities and political subdivisions	91,911	—	91,911	—
Public utilities	9,222	—	9,222	—
Corporate securities	112,616	—	112,616	—
Redeemable preferred stocks	1,093	1,093	—	—
Total fixed maturities	352,630	1,093	351,537	—
Public utilities	1,433	1,433	—	—
Other common stocks	23,048	23,048	—	—
Nonredeemable preferred stocks	1,506	1,506	—	—
Total equity securities	25,987	25,987	—	—
Other investments	3,010	300	739	1,971
Total investments	$381,627	$27,380	$352,276	$1,971

December 31, 2013
U.S. government and agency securities	$97,480	$—	$97,480	$—
Foreign governments	3,227	—	3,227	—
States, municipalities and political subdivisions	45,777	—	45,777	—
Public utilities	9,133	—	9,133	—
Corporate securities	117,407	—	117,407	—
Total fixed maturities	273,024	—	273,024	—
Public utilities	807	807	—	—
Other common stocks	14,546	14,546	—	—
Nonredeemable preferred stocks	249	249	—	—
Total equity securities	15,602	15,602	—	—
Other investments	3,034	3,034	—	—
Total investments	$291,660	$18,636	$273,024	$—

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

The table below presents the rollforward of Level 3 investments held at fair value during the year ended December 31, 2014:

Other Investments
December 31, 2013	$—
Transfers in	1,750
Partnership income	22
Return of capital	(62)
Unrealized gains in accumulated other comprehensive income	261
December 31, 2014	$1,971

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2014, we transferred $1,971,000 from Level 1 to Level 3 because the investments in limited partnerships were fully funded, we used unobservable inputs to derive our estimated fair value for these investments and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

Other investments

Throughout 2014, 2013 and 2012, we acquired investments in limited partnerships, recorded in the other investments line of our Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $2,710,000. We have fully funded our investments in DCR and RCH, but we are still obligated to fund an additional $1,261,000 for our investment in Kayne.

	Initial Investment	Book Value	Unrealized Gain	Fair Value
DCR Mortgage Partners VI, L.P.	$750	$750	$185	$935
RCH Mortgage Fund VI Investors, LP	1,000	960	76	1,036
Kayne Senior Credit Fund II, L.P.	739	739	—	739
Total limited partnerships	$2,489	$2,449	$261	$2,710
Certificate of deposit	300	300	—	300
Total other investments	$2,789	$2,749	$261	$3,010

On October 31, 2013, we entered into a participation agreement with United Capital Funding (UC Funding), that was recorded in other assets, at cost. We invested $1,000,000 in cash with UC Funding which they utilized to factor receivables from another company. During 2014, UC Funding returned our investment in full as they were unable to fully utilize our investment.

4)	ACQUISITIONS

We account for acquisitions under the provisions of Accounting Standards Committee (ASC) Topic 805 - “Business Combinations.”

On December 15, 2014, we announced the acquisition of Family Security Holdings, LLC, an insurance holding company with two wholly-owned subsidiaries, Family Security Insurance Company, a Hawaii-domiciled property and casualty insurer authorized in Hawaii and Louisiana, and Family Security Underwriters, LLC, a managing general agency performing administrative and marketing services for FSIC. We successfully completed this transaction on February 3, 2015.

FSH has not closed their books for the month ended January 2015, and therefore we are unable to complete the initial evaluation of the net assets acquired from this combination.

The following unaudited pro forma financial information presents financial information as if the FSH transaction had occurred as of the beginning of the 2014 fiscal year. The material non-recurring pro forma adjustments made to arrive at the below earnings amounts include the add back of $557,000 of ceded premiums earned to bring FSH's reinsurance costs as a percentage of gross premiums earned in line with our reinsurance costs as a percentage of gross premiums earned and the add back of $751,000 of personnel costs associated with non-retained employees. The pro forma information presented does not purport to represent results that would have been achieved had the merger occurred at the beginning of 2014, or to be indicative of our future financial performance.

Year Ended
December 31, 2014
Revenues	$289,842

Net income	$41,244

Diluted earnings per share	$2.01

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted shares of common stock. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to common stockholders	$41,013	$20,342	$9,705

Denominator:
Weighted-average shares outstanding	19,933,652	16,100,882	10,607,751
Effect of dilutive securities	112,255	82,216	47,773
Weighted-average diluted shares	20,045,907	16,183,098	10,655,524

Basic earnings per share	$2.06	$1.26	$0.91
Diluted earnings per share	$2.05	$1.26	$0.91

See Note 19 for additional information on the stock grants related to dilutive securities.

6)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2014	2013
Balance at January 1	$25,186	$16,978
Policy acquisition costs deferred	71,853	56,950
Amortization	(65,114)	(48,742)
Balance at December 31	$31,925	$25,186

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2014	2013
Property	3,583	—
Computer hardware and software	6,001	3,433
Office furniture and equipment	1,319	1,124
Leasehold improvements	141	141
Total, at cost	11,044	4,698
Less: accumulated depreciation and amortization	(3,022)	(2,290)
Property and equipment, net	8,022	2,408

On September 5, 2014, we entered into a purchase and sale agreement to acquire approximately 40,000 square feet of commercial office space and associated property in St. Petersburg, FL. At acquisition, the real estate consisted of approximately 2.3 acres of land and an office building, plus an additional 1.5 acres of leased parking space.

Depreciation and amortization expense under property and equipment was $731,000, $697,000 and $684,000, respectively, for the years ended December 31, 2014, 2013 and 2012.

8)    REINSURANCE

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

Our program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our stockholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders.

During the second quarter of 2014, we placed our reinsurance program for the 2014 treaty year beginning June 1, 2014 and ending on May 31, 2015. The agreements incorporate the mandatory coverage required by and placed with the FHCF. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes.

For the 2014 hurricane season, our insurance affiliate purchased catastrophe excess of loss reinsurance protection of $1,080,200,000 excess $25,000,000 providing sufficient protection for approximately a one-in-185 year hurricane event as calculated by our licensed modeling software, AIR model version 15 using long-term event rates excluding demand surge. For a single hurricane catastrophe, we will pay, or “retain” up to $25,000,000. The catastrophe excess of loss reinsurance program provides 100% coverage for all losses in excess of $25,000,000 up to $1,105,200,000.

Our agreement with the FHCF consists of a single layer of coverage, the mandatory layer. Under the agreement, we estimate the FHCF will provide approximately $555,200,000 of aggregate coverage for covered losses in excess of $230,800,000. The initial premium for the FHCF agreement is approximately $38,594,000.

The 2014 private catastrophe excess of loss reinsurance agreements structure coverage into layers, with a cascading feature such that all layers attach at $25,000,000. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. The 2014

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

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

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Year Ended December 31,
	2014	2013	2012
Excess-of-loss	$(125,638)	$(108,696)	$(100,549)
Equipment & identity theft	(4,370)	(2,608)	(1,540)
Flood	(14,396)	(13,378)	(11,145)
Ceded premiums written	$(144,404)	$(124,682)	$(113,234)
Increase in ceded unearned premiums	8,559	5,352	8,948
Ceded premiums earned	$(135,845)	$(119,330)	$(104,286)

Current year catastrophe losses by the event magnitude are shown in the following table.

December 31, 2014		Number of Events	Incurred Loss and LAE (6)	Combined Ratio Impact
Current period catastrophe losses incurred
Less than $1 million	(1)	3	$829	0.3%
Total		3	$829	0.3%

December 31, 2013
Current period catastrophe losses incurred
$ 1 million to $5 million	(2)	1	1,839	0.9%
Less than $1 million	(3)	2	1,763	0.9%
Total		3	$3,602	1.8%

December 31, 2012
Current period catastrophe losses incurred
$ 1 million to $5 million	(4)	2	2,896	2.4%
Less than $1 million	(5)	1	770	0.6%
Total		3	$3,666	3.0%

(1)	Reflects losses from the Richland hailstorm, Hurricane Arthur and the Revere Tornado in 2014. Winterstorm Nemo in 2013.

(2)	Reflects losses from Winterstorm Nemo in 2013.

(3)	Reflects losses from the Orlando weather event and Tropical Storm Andrea in 2013.

(4)	Reflects losses from Tropical Storms Debby and Isaac in 2012.

(5)	Reflects losses from Superstorm Sandy in 2012.

(6)	Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2014	2013
Reinsurance recoverable on unpaid losses and LAE	$1,252	$1,957
Reinsurance recoverable on paid losses and LAE	816	469
Reinsurance recoverable	$2,068	$2,426

During the years ended December 31, 2014 and 2013, we realized recoveries under our reinsurance agreements totaling $2,667,000 and $2,521,000, respectively. These recoveries were primarily related to losses from Hurricane Wilma, which occurred in October 2005.

During the fourth quarter of 2014, we placed our non-catastrophe reinsurance agreements, which will expire on December 31, 2015. The first non-catastrophe reinsurance agreement provides excess-of-loss coverage for losses arising out of property business up to $3,000,000 in excess of $1,000,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property-only business, excluding catastrophes, two reinstatements of coverage is included at no additional premium. We also entered into a second property catastrophe excess-of-loss reinsurance agreement that provides coverage up to $25,000,000 in excess of $3,000,000. This agreement provides coverage for events that are not named hurricanes or tropical storms. Should losses for one event exceed $25,000,000, our catastrophe reinsurance agreements would provide reinsurance for the remaining losses. Reinstatements of the second property catastrophe agreement are subject to an additional premium.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $1,078,000, $570,000, and $267,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income:

	Year ended December 31,
	2014	2013	2012
Premium written:
Direct	$417,769	$339,765	$254,913
Assumed	18,984	41,587	(4)
Ceded	(144,404)	(124,682)	(113,234)
Net premium written	$292,349	$256,670	$141,675
Change in unearned premiums:
Direct	$(38,995)	$(44,422)	$(28,743)
Assumed	2,937	(20,222)	88
Ceded	8,559	5,352	8,948
Net increase	$(27,499)	$(59,292)	$(19,707)
Premiums earned:
Direct	$378,774	$295,343	$226,170
Assumed	21,921	21,365	84
Ceded	(135,845)	(119,330)	(104,286)
Net premiums earned	$264,850	$197,378	$121,968
Losses and LAE incurred:
Direct	$111,820	$92,526	$60,248
Assumed	8,672	9,240	(335)
Ceded	(2,415)	(2,936)	(1,504)
Net losses and LAE incurred	$118,077	$98,830	$58,409

Ceded losses incurred decreased by $521,000 during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily because we ceded more commercial auto and multi-peril losses in 2013 than in 2014. Our commercial auto and multi-peril line of business has been in run-off since May 2009. The losses we incurred in 2014, 2013 and 2012 related to storms that occurred in those same years but did not exceed our retained loss thresholds.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2014	2013	2012
Unpaid losses and LAE:
Direct	$49,734	$42,954	$34,503
Assumed	4,702	4,497	1,189
Gross unpaid losses and LAE	54,436	47,451	35,692
Ceded	(1,252)	(1,957)	(1,935)
Net unpaid losses and LAE	$53,184	$45,494	$33,757
Unearned premiums:
Direct	$212,201	$173,206	$128,785
Assumed	17,285	20,222	—
Gross unearned premiums	229,486	193,428	128,785
Ceded	(63,827)	(55,268)	(49,916)
Net unearned premiums	$165,659	$138,160	$78,869

9)    RESERVE FOR UNPAID LOSSES

We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for IBNR claims as of the balance sheet date.

The table below summarizes the activity related to our reserve for unpaid losses:

	2014	2013	2012
Balance at January 1	$47,451	$35,692	$33,600
Less: reinsurance recoverable on unpaid losses	1,957	1,935	3,318
Net balance at January 1	$45,494	$33,757	$30,282
Incurred related to:
Current year	122,114	94,752	57,739
Prior years	(4,037)	4,078	670
Total incurred	$118,077	$98,830	$58,409
Paid related to:
Current year	83,967	62,494	37,906
Prior years	26,420	24,599	17,028
Total paid	$110,387	$87,093	$54,934

Net balance at December 31	$53,184	$45,494	$33,757
Plus: reinsurance recoverable on unpaid losses	1,252	1,957	1,935
Balance at December 31	$54,436	$47,451	$35,692

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected by our losses incurred related to prior years, we had a reserve deficiency in 2013 and 2012. Since we place substantial reliance on loss-development-based actuarial models when determining our estimate of ultimate losses, the deficiencies resulted from additional development on prior accident years which caused our ultimate losses to increase. The favorable development experienced in 2014 was primarily the result of losses related to the 2013 and 2012 accident years coming in better than expected.

10)    LONG-TERM DEBT

Our long-term debt at December 31, 2014 and 2013 consisted of a note payable to the Florida State Board of Administration. As of December 31, 2014 and 2013, we owed $13,529,000 and $14,706,000, respectively, on the note and the interest rate was 2.50% and 2.64%, respectively.

At December 31, 2014, the annual maturities of our long-term debt were as follows:

Amount
2015	$1,177
2016	1,176
2017	1,177
2018	1,176
2019	1,177
Thereafter	7,646
Total debt	$13,529

We executed the 20-year, $20,000,000 note payable to the SBA under its Insurance Capital Build-Up Incentive Program, effective October 1, 2006. The stated rate for the SBA note is a rate equivalent to the 10-year U.S. Treasury Bond rate. We made quarterly interest-only payments for the first three years, then, as of October 1, 2009, we began making quarterly principal and interest payments.

The note payable to Florida's State Board of Administration (SBA note) requires our insurance affiliate to maintain surplus as regards policyholders at or above a calculated level, which was $31,933,000 at December 31, 2014. We monitor our insurance affiliate's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to our insurance affiliate. We contributed $30,845,000 and $15,000,000 of capital during 2014 and 2012, respectively; however, we did not contribute any capital to our insurance affiliate in 2013. We currently do not foresee a need for any material contributions of capital to our insurance affiliate; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that we maintain a 2:1 ratio of net written premium to surplus, or net writing ratio, (the SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to our insurance affiliate under the agreement plus the outstanding balance of the note) or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. At December 31, 2014, our net written premium to surplus ratio was 5.6:1, which is well above the 2:1 required ratio. Our gross written premium to surplus ratio was 9.6:1, which exceeds the required gross ratio of 6:1. Should we fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 5:1, our interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.17% at the end of December. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.50% at December 31, 2014. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2014, and during the three and twelve months then ended, we complied with all covenants as specified in the SBA note.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

11)    INCOME TAXES

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2014	2013	2012
Federal:
Current	$21,633	$11,413	$5,704
Deferred	(996)	1,026	(526)
Provision for Federal income tax expense	20,637	12,439	5,178

State:
Current	2,945	1,581	966
Deferred	(185)	125	(135)
Provision for State income tax expense	2,760	1,706	831
Provision for income taxes	$23,397	$14,145	$6,009

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
Expected income tax expense at federal rate	$22,545	$12,070	$5,500
State tax expense, net of federal deduction benefit	1,660	1,140	547
Dividend received deduction	(350)	(47)	(42)
Prior period adjustment	—	699	—
Other, net	(458)	283	4
Reported income tax expense	$23,397	$14,145	$6,009

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

The table below summarizes the significant components of our net deferred tax asset:

	December 31,
	2014	2013
Deferred tax assets:
Unearned premiums	$13,483	$11,370
Assessments	—	30
Tax-related discount on loss reserve	671	682
Bad debt expense	13	11
Other-than-temporary impairment	56	56
Other	651	873
Total deferred tax assets	14,874	13,022
Deferred tax liabilities:
Unrealized gain	(2,526)	(58)
Deferred acquisitions costs	(12,128)	(11,061)
Capitalized software	(443)	(294)
Other	(772)	(1,317)
Total deferred tax liabilities	(15,869)	(12,730)
Net deferred tax asset (liability)	$(995)	$292

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

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2010; therefore, only the 2011 through 2014 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our federal or state income tax returns.

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

As of December 31, 2014, we have not taken any uncertain tax positions with regard to our tax returns.

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliate. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At December 31, 2014, and during the twelve months then ended, our insurance affiliate met all regulatory requirements of the states in which it operates, and did not incur any significant assessments.

Governmental agencies or certain quasi-governmental entities can levy assessments upon us in the states in which we write policies. See Note 2(j) for a description of how we recover assessments imposed upon us.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

The table below summarizes the activity related to assessments levied upon our insurance affiliate:

	2014	2013	2012
Expected recoveries of assessments, January 1	$7	$1,646	$10
Assessments expensed	72	31	1,646
Assessments recovered	(2)	(1,528)	—
Assessments not recoverable	(77)	(142)	(10)
Expected recoveries of assessments, December 31	$—	$7	$1,646

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

The assessment resulted in a pre-tax charge to consolidated operations of $1,646,000 in the fourth quarter of 2012.  The mandatory assessment was recouped through a surcharge on our insurance affiliate's Florida policies during 2013 and 2014.

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

Our insurance subsidiary is domiciled in Florida, and the laws of that state require that our insurance affiliate maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. Our statutory capital surplus was $126,249,000 at December 31, 2014. State law also requires our insurance affiliate to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2014.

The amount of restricted net assets of United Property & Casualty Insurance Company at December 31, 2014 was $111,529,000.

Our reinsurance subsidiary is domiciled in the the Cayman Islands and is subject to the regulatory authority of the Cayman Island Monetary Authority. The insurance regulations in the Cayman Islands stipulate that our reinsurance subsidiary must maintain a minimum capital requirement of $100,000. At the end of December 31, 2014 our reinsurance subsidiary's capital was $19,048,000. The amount of restricted net assets of our reinsurance subsidiary at December 31, 2014 was $100,000.

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

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2014 and 2013.

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

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

We have reported United Property & Casualty Insurance Company’s assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

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

At December 31, 2014, our insurance affiliate's RBC ratio was 597%.

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP.

The table below reconciles our consolidated GAAP net income to the statutory net income of our insurance affiliate:

	Year Ended December 31,
	2014	2013	2012
Consolidated GAAP net income	$41,013	$20,342	$9,705
Increase (decrease) due to:
Commissions	(12,258)	2,281	10,438
Deferred income taxes	64	(3,992)	(4,262)
Deferred policy acquisition costs	(788)	(868)	(688)
Allowance for doubtful accounts	5	5	(53)
Assessments	(78)	(1,567)	1,636
Prepaid expenses	(136)	22	131
Premium deficiency reserve	—	—	(302)
Operations of non-statutory subsidiaries	(14,915)	(9,023)	(10,696)
Statutory net income of insurance affiliate	$12,907	$7,200	$5,909

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of our insurance affiliate:

	December 31,
	2014	2013
Consolidated GAAP stockholders’ equity	$203,763	$107,587
Increase (decrease) due to:
Deferred policy acquisition costs	(4,069)	(3,281)
Deferred income taxes	(668)	(4,861)
Investments	(596)	1,478
Non-admitted assets	(274)	(247)
Surplus debentures	13,529	14,706
Provision for reinsurance	(566)	(341)
Equity of non-statutory subsidiaries	(85,250)	(49,531)
Commissions	538	12,796
Assessments	—	79
Prepaid expenses	(158)	(23)
Statutory surplus as regards policyholders of insurance affiliate	$126,249	$78,362

13)    COMMITMENTS AND CONTINGENCIES

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

See Note 10 for information regarding commitments related to long-term debt, and Note 12 for commitments related to regulatory actions.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

14)    LEASES

We lease office space and office equipment under operating leases. In October 2012, we renegotiated the lease for office space for our corporate headquarters. In August 2014, we renegotiated the lease again to expand the amount of rented space on the 6th floor. Our revised lease agreement expires in November 2017; however, we expect to renovate the new purchased property and move our principal executive offices to this location before the end of 2015, at which point, we will terminate this current lease.

We have office equipment leases with various expiration dates. Lease expense amounted to $783,000, $698,000, and $560,000 for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014, our minimum future lease payments under non-cancellable operating leases are:

Amount
2015	$948
2016	113
2017	63
2018	2
2019	1

15)    RELATED PARTY TRANSACTIONS

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

The Agreement further provided that we would retain Mr. Cronin's services as a consultant and advisor for a period of 24 months after he ceased serving as our Chief Executive Officer. Mr. Cronin would receive an amount equal to his current base salary plus benefits, as described above, as compensation for performing such services. Mr. Cronin may terminate the Agreement for any reason upon 30 days advance written notice. We may terminate the Agreement for cause upon 30 days advance written notice. The Agreement also contains provisions restricting Mr. Cronin's ability to compete with us or solicit our employees. In December 2012, we received notice that Mr. Cronin would be unable to continue serving as a consultant and advisor and as a result of the notice we recorded an accrual in the amount of $480,000 for the remaining salary and benefits owed to Mr. Cronin for the remainder of the contract term that expired in April 2014.

16)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2014, 2013, and 2012, our contributions to the plan on behalf of the participating employees were $267,000, $180,000, and $111,000, respectively.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

17)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at year end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2011	$3,812	$(1,471)	$2,341
Changes in net unrealized gain on investments	2,602	(1,004)	1,598
Reclassification adjustment for realized gains	(2,160)	834	(1,326)
December 31, 2012	4,254	(1,641)	2,613
Changes in net unrealized loss on investments	(4,233)	1,633	(2,600)
Reclassification adjustment for realized losses	129	(50)	79
December 31, 2013	150	(58)	92
Changes in net unrealized gain on investments	6,367	(2,460)	3,907
Reclassification adjustment for realized losses	20	(8)	12
December 31, 2014	$6,537	$(2,526)	$4,011

18)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2014		2013		2012
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.04	$832	$0.03	486	$0.05	$518
Second Quarter	0.04	834	0.03	486	—	—
Third Quarter	0.04	834	0.03	486	—	—
Fourth Quarter	0.04	836	0.03	486	0.03	464

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

On July 20, 2012, our Board declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock, $0.0001 par value per share, of the Company. The dividend was payable to the stockholders of record on August 3, 2012. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

A Junior Participating Preferred Stock, $0.0001 par value (Preferred Shares), of the Company, at a price of $27.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the distribution date, and will expire on July 20, 2022, unless the Rights are earlier redeemed or exchanged by us.

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors. Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of December 31, 2014, we had not issued any shares of preferred stock.

See Note 19 for information regarding the activity of our common stock and share-based compensation.

19) STOCK-BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - “Compensation - Stock Compensation.”

Stock-based compensation cost for restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation cost over the award’s requisite service period on a straight-line basis for time-based restricted stock grants.

We granted 103,156 restricted common stock awards during the twelve-month period ended December 31, 2014, which had a weighted-average grant date fair value of $13.86 per share. We granted 10,476 shares of restricted stock during the twelve-month period ended December 31, 2013, which had a weighted-average grant date fair value of $7.64.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	—	$—
Granted	86,990	5.25
Outstanding as of December 31, 2012	86,990	5.25
Granted	10,476	7.64
Vested	17,398	5.25
Outstanding as of December 31, 2013	80,068	5.56
Granted	103,156	13.86
Forfeited	8,057	7.69
Vested	21,784	6.40
Outstanding as of December 31, 2014	153,383	$10.91

We have approximately $619,000 of unrecognized stock compensation expense related to non-vested stock-based compensation granted, which we expect to recognize over the next three years. We recognized $280,000, $133,000 and $55,000 of stock-based compensation expense during the twelve months ended December 31, 2014, 2013 and 2012, respectively.

We had approximately $477,000 of unrecognized director stock-based compensation expense at December 31, 2014, related to non-vested director stock-based compensation granted, which we expect to recognize ratably until the 2015 Annual Meeting of Stockholders. We recognized $371,000 of director stock-based compensation expense during the twelve months ended December 31, 2014.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2014

20)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On February 5, 2015, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on March 6, 2015, to stockholders of record on February 27, 2015.

On February 3, 2015, we acquired FSH, and its two wholly-owned subsidiaries, in a $9,000,000 all-stock transaction. As a result of the transaction, we issued 503,883 shares of our common stock, as determined by the average closing price of our common stock in the preceding 180-days. In addition to the merger consideration, we agreed to pay FSH contingent consideration of three percent (3%) of all gross premiums written on the renewal of FSIC policies in-force as of the closing during the subsequent twelve month period following the closing of the transaction. The contingent consideration will be paid in the form of additional shares of our common stock issued in a manner similar to the merger consideration within approximately 30 days following the twelve month anniversary of the closing.

On January 9, 2015, we assumed more than 30 commercial residential policies from Citizens Property Insurance Corporation (Citizens), representing approximately $1,200,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

On January 9, 2015, we filed a registration statement (Reg. No. 333-201425) for (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $50,000,000 of of our common stock, preferred stock, debt securities, warrants, stock purchase contracts and/or units being registered in this new registration statement and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $25,000,000 of our common stock, preferred stock, debt securities, warrants, stock purchase contracts and/or units registered in the prior registration statement (Registration No. 333-191472), to enable an aggregate of $75,000,000 of securities to be offered by us pursuant to the combined base prospectus.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the criteria set forth in the Internal Control-Integrated Framework, our management believes that as of December 31, 2014, our internal control over our financial reporting is effective.

McGladrey LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2014, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

UNITED INSURANCE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
United Insurance Holdings Corp.
We have audited United Insurance Holding Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, United Insurance Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries as of December 31, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated February 25, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Omaha, Nebraska
February 25, 2015

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

UNITED INSURANCE HOLDINGS CORP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1) Consolidated Financial Statements. In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules. Schedule I – Summary of Investments, Schedule II - Condensed Financial Information of Registrant, Schedule IV – Reinsurance, and Schedule V – Valuation and Qualifying Accounts are filed as a part hereof along with the related report of the Independent Registered Public Accounting Firm included in Part II, Item 8. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(3) Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed on the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2014
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government, government agencies and authorities	$134,601	$134,434	$134,434
Foreign governments	3,275	3,354	3,354
States, municipalities and political subdivisions	90,262	91,911	91,911
Public utilities	9,044	9,222	9,222
Corporate securities	111,787	112,616	112,616
Redeemable preferred stocks	1,094	1,093	1,093
Total fixed maturities	350,063	352,630	352,630
Common stocks:
Public utilities	1,222	1,433	1,433
Other common stocks	19,560	23,048	23,048
Nonredeemable preferred stocks	1,496	1,506	1,506
Total equity securities	22,278	25,987	25,987
Other investments	2,749	3,010	3,010
Total investments	$375,090	$381,627	$381,627

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$4,097	$8
Investment in subsidiaries	201,584	161,057
Property and equipment, net	3,583	—
Other assets	651	59
Total Assets	$209,915	$161,124

Liabilities
Intercompany payable	$6,100	$53,133
Other liabilities	52	404
Total Liabilities	6,152	53,537

Stockholders' Equity
Common stock	2	2
Additional paid-in capital	82,380	27,800
Treasury stock	(431)	(431)
Accumulated other comprehensive income	4,011	92
Retained earnings	117,801	80,124
Total Stockholders' Equity	203,763	107,587
Total Liabilities and Stockholders' Equity	209,915	161,124

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Net Income

	Years Ended December 31,
	2014	2013	2012
Revenues
Net income from subsidiaries (equity method)	$40,108	$20,786	$9,827
Total revenues	40,108	20,786	9,827

Expenses
Operating and underwriting	86	42	88
General and administrative	130	120	108
Interest expense	—	1	—
Total expenses	216	163	196
Income before other income	39,892	20,623	9,631
Other income	61	—	—
Income before income taxes	39,953	20,623	9,631
Benefit from income taxes	(1,060)	281	(74)
Net income	$41,013	$20,342	$9,705

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$41,013	$20,342	$9,705
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(44)	(49)	(54)
Stock based compensation	649	133	55
Changes in operating assets and liabilities:
Other assets	(548)	58	60
Intercompany payable	(47,033)	(1,687)	(5,931)
Other liabilities	(352)	341	26
Net cash provided by (used in) operating activities	(6,315)	19,138	3,861
INVESTING ACTIVITIES
Additional investment in subsidiaries	(36,608)	(20,785)	(26,826)
Cost of property and equipment acquired	(3,583)	—	—
Net cash used in investing activities	(40,191)	(20,785)	(26,826)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(110)	—	—
Dividends	(3,336)	(1,944)	(982)
Proceeds from offering	54,041	3,591	23,947
Net cash provided by financing activities	50,595	1,647	22,965
Increase in cash	4,089	—	—
Cash and cash equivalents at beginning of period	8	8	8
Cash and cash equivalents at end of period	$4,097	$8	$8

Notes to Condensed Financial Statements - Basis of Presentation

The Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with UPC Insurance's consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2014	$417,769	144,404	18,984	$292,349	6.5%
2013	339,765	124,682	41,587	256,670	16.2%
2012	254,913	113,234	(4)	141,675	—%

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Liability
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2014	$29	42	(37)	$34
2013	24	21	(16)	29
2012	77	16	(69)	24

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of December 12, 2014, by and among Family Security Holdings, LLC and United Insurance Holdings Corp.

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

10.7	Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2014.

10.8	Property Catastrophe Second Event Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2014.

10.9	Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and General Reinsurance Corporation, effective January 1, 2015.

10.10	Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2015.

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description
10.11
Assumption Agreement between Sunshine State Insurance Company and United Property & Casualty Insurance Company, effective July 1, 2010 (included as exhibit 10.7 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

10.12 (a)
Continuing Employment and Senior Advisor Agreement between United Insurance Holdings Corp. and Don Cronin effective November 1, 2011 (included as exhibit 10.19 to the Form 10-K, filed March 13, 2012, and incorporated herein by reference).

10.13 (a)	Employment Agreement between United Insurance Holdings Corp. and John Forney, dated June 8, 2012 (included as Exhibit 10.1 to the Form 8-K, filed June 12, 2012, and incorporated herein by reference).

10.14 (a)
First Amendment to Employment Agreement between United Insurance Holdings Corp. and John Forney, dated June 12, 2012 (included as Exhibit 10.2 to the Form 8-K filed on June 12, 2012, and incorporated herein by reference).

10.15 (a)
Restricted Stock Award Agreement, dated September 14, 2012, by and between United Insurance Holdings Corp. and John Forney (included as Exhibit 10.1 to the Form 8-K, filed September 14, 2012, and incorporated herein by reference).

10.16	Form of Indemnification Agreement between United Insurance Holdings Corp. and its Directors (included as Exhibit 10.1 to the Form 8-K, filed October 10, 2012, and incorporated herein by reference).

10.17 (a)
Employment Agreement, dated November 5, 2012, between United Insurance Management, L.C. and John Langowski (filed as Exhibit 10.1 to the Form 8-KA filed on November 8, 2012, and incorporated herein by reference).

10.18 (a)
Employment Agreement between United Insurance Holdings Corp. and B. Bradford Martz, dated October 31, 2012 and effective October 1, 2012 (filed as Exhibit 10.1 to the Form 8-KA filed on November 6, 2012, and incorporated herein by reference).

10.19
Assumption Agreement between Citizens and United Property Casualty Insurance Company, effective November 20, 2012 (filed as Exhibit 10.1 to the Form 10-Q, filed May 8, 2013, and incorporated herein by reference).

10.20 (a)
Employment Agreement, dated July 8, 2013, between United Insurance Holdings Corp. and Jay Williams (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2013, and incorporated herein by reference).

10.21 (a)
Employment Agreement, dated July 10, 2013 between United Insurance Holdings Corp. and Deepak Menon (included as Exhibit 10.1 to the Form 8-K filed on July 11, 2013, and incorporated herein by reference).

10.22 (a)
Employment Agreement, dated August 26, 2013 between United Insurance Holdings Corp. and Andrew Swenson (included as Exhibit 10.1 to the Form 8-K filed on August 26, 2013, and incorporated herein by reference).

10.23 (a)
Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.1 to the Form 8-K, filed September 30, 2013, and incorporated herein by reference).

10.24 (a)
Employment Agreement, dated February 5, 2014 between United Insurance Holdings Corp. and Kimberly Salmon (included as Exhibit 10.1 to the Form 8-K filed on February 6, 2014, and incorporated herein by reference).

10.25 (a)	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy statement for its 2013 Annual Meeting, filed on April 16, 2013).

10.26 (a)
Restricted Stock Award Agreement, dated March 21, 2014, by and between United Insurance Holdings Corp. and Kimberly Salmon (included as exhibit 10.2 to the Form 10-Q filed on May 1, 2014, and incorporated herein by reference).

10.27 (a)
Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.28 (a)
Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description
10.29 (a)
Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.30 (a)
Non-Executive Chairman Agreement, dated September 19, 2014, between United Insurance Holdings Corp. and Gregory C. Branch (included as exhibit 10.4 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.31
Purchase and Sale Agreement, dated September 5, 2014, between AAA Auto Club South, Inc. and United Insurance Holdings Corp. (included as exhibit 10.1 to the Form 8-K filed on September 11, 2014, and incorporated herein by reference).

Computation of Ratio of Earnings to Fixed Charges

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

UNITED INSURANCE HOLDINGS CORP.

Date:	February 25, 2015	By:	/s/ John L. Forney
		Name:	John L. Forney
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Forney John L. Forney	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2015

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer (principal financial and accounting officer)	February 25, 2015

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board	February 25, 2015

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	February 25, 2015

/s/ William H. Hood, III William H. Hood, III	Director	February 25, 2015

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Director	February 25, 2015

/s/ Kent G. Whittemore Kent G. Whittemore	Director	February 25, 2015

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	February 25, 2015