Form 10-Q
period 2015-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2015-05-07
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Commission File Number 001-35761
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 7, 2015; 21,535,371 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of March 31, 2015, and for the three months ended March 31, 2015 (Form 10-Q) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

•
other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A of this Form 10-Q.

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the SEC. The forward-looking events that we discuss in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “RISK FACTORS” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A of this Form 10-Q. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $372,182 and $350,063, respectively)	$377,353	$352,630
Equity securities (adjusted cost of $23,393 and $22,278, respectively)	26,878	25,987
Other investments (amortized cost of $4,315 and $2,749, respectively)	4,603	3,010
Total investments	$408,834	$381,627
Cash and cash equivalents	68,802	61,391
Accrued investment income	2,222	2,239
Property and equipment, net	10,189	8,022
Premiums receivable, net	31,021	31,369
Reinsurance recoverable on paid and unpaid losses	4,298	2,068
Prepaid reinsurance premiums	32,881	63,827
Goodwill	5,237	—
Deferred policy acquisition costs	31,791	31,925
Other assets	8,320	1,701
Total Assets	$603,595	$584,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$66,646	$54,436
Unearned premiums	230,566	229,486
Reinsurance payable	24,838	45,254
Other liabilities	50,558	37,701
Notes payable	13,235	13,529
Total Liabilities	$385,843	$380,406
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,682,454 and 21,116,497 issued; 21,470,371 and 20,904,414 outstanding for 2015 and 2014, respectively	2	2
Additional paid-in capital	95,767	82,380
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	5,488	4,011
Retained earnings	116,926	117,801
Total Stockholders' Equity	$217,752	$203,763
Total Liabilities and Stockholders' Equity	$603,595	$584,169

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Gross premiums written	$106,616	$89,001
Decrease in gross unearned premiums	8,566	6,010
Gross premiums earned	115,182	95,011
Ceded premiums earned	(37,134)	(30,977)
Net premiums earned	78,048	64,034
Investment income	2,073	1,467
Net realized gains	122	14
Other revenue	2,153	1,992
Total revenue	82,396	67,507
EXPENSES:
Losses and loss adjustment expenses	51,971	27,673
Policy acquisition costs	19,186	15,180
Operating expenses	3,541	2,509
General and administrative expenses	7,401	4,350
Interest expense	83	115
Total expenses	82,182	49,827
Income before other income	214	17,680
Other income	124	16
Income before income taxes	338	17,696
Provision for income taxes	140	6,307
Net income	$198	$11,389
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	2,529	2,327
Reclassification adjustment for net realized investment gains	(122)	(14)
Income tax expense related to items of other comprehensive income	(930)	(894)
Total comprehensive income	$1,675	$12,808

Weighted average shares outstanding
Basic	20,752,565	17,458,136
Diluted	21,243,103	17,543,673

Earnings per share
Basic	$0.01	$0.65
Diluted	$0.01	$0.65

Dividends declared per share	$0.05	$0.04

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$198	$11,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	678	166
Bond amortization and accretion	557	367
Net realized gains	(122)	(14)
Provision for uncollectible premiums/over and short	112	44
Deferred income taxes, net	72	(1,369)
Stock based compensation	466	45
Changes in operating assets and liabilities:
Accrued investment income	17	253
Premiums receivable	1,732	969
Reinsurance recoverable on paid and unpaid losses	(2,230)	(150)
Prepaid reinsurance premiums	30,946	27,126
Deferred policy acquisition costs, net	134	63
Other assets	(4,262)	363
Unpaid losses and loss adjustment expenses	9,820	(264)
Unearned premiums	(8,566)	(6,010)
Reinsurance payable	(21,414)	(18,699)
Other liabilities	10,645	2,855
Net cash provided by operating activities	$18,783	$17,134
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	48,777	15,324
Purchases of investments available for sale	(66,702)	(62,251)
Cash from acquisition	12,745	—
Cost of property, equipment and capitalized software acquired	(2,506)	(869)
Net cash used in investing activities	$(7,686)	$(47,796)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(73)	—
Repayments of borrowings	(2,540)	(294)
Dividends	(1,073)	(832)
Proceeds from issuance of common stock	—	54,046
Net cash provided by (used in) financing activities	$(3,686)	$52,920
Increase in cash	7,411	22,258
Cash and cash equivalents at beginning of period	61,391	34,888
Cash and cash equivalents at end of period	$68,802	$57,146

Supplemental Cash Flows Information
Interest paid	$87	$110
Income taxes paid	$425	$3,935

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and two wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company, which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., the managing general agent that manages substantially all aspects of United Property & Casualty Insurance Company's business; Skyway Claims Services, LLC (our claims adjusting affiliate) that provides services to our insurance affiliates; and UPC Re (our reinsurance affiliate), that provides a portion of the reinsurance protection purchased by our insurance affiliates. On February 3, 2015, we acquired Family Security Holdings, LLC (FSH) and its two wholly-owned subsidiaries, Family Security Insurance Company and Family Security Underwriters, via merger. See Note 4 for information regarding this acquisition.

Our primary product is homeowners' insurance, which we currently offer in Florida, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas, and we are licensed to write in Alabama, Connecticut, Delaware, Georgia, Hawaii, Maryland, Mississippi, New Hampshire, New York and Virginia.

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

We include all of our subsidiaries in our unaudited consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

We prepared the accompanying Unaudited Consolidated Balance Sheet as of March 31, 2015, with the Audited Consolidated Balance Sheet amounts as of December 31, 2014, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

We reclassified certain amounts in the 2014 financial statements to conform to the 2015 presentation. These reclassifications had no impact on our results of operations, cash flows or stockholders' equity as previously reported.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of March 31, 2015, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated Interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2014 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2015 and December 31, 2014, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe they would have an impact on the operations or financial reporting of our Company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2015 and December 31, 2014:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
U.S. government and agency securities	$108,457	$886	$205	$109,138
Foreign government	3,271	136	—	3,407
States, municipalities and political subdivisions	123,631	2,399	437	125,593
Public utilities	9,039	289	8	9,320
Corporate securities	125,770	2,324	170	127,924
Redeemable preferred stocks	2,014	27	70	1,971
Total fixed maturities	372,182	6,061	890	377,353
Public utilities	1,223	97	6	1,314
Other common stocks	19,866	3,791	430	23,227
Non-redeemable preferred stocks	2,304	55	22	2,337
Total equity securities	23,393	3,943	458	26,878
Other long-term investments	4,315	288	—	4,603
Total investments	$399,890	$10,292	$1,348	$408,834

December 31, 2014
U.S. government and agency securities	$134,601	$423	$590	$134,434
Foreign government	3,275	79	—	3,354
States, municipalities and political subdivisions	90,262	1,866	217	91,911
Public utilities	9,044	217	39	9,222
Corporate securities	111,787	1,409	580	112,616
Redeemable preferred stocks	1,094	9	10	1,093
Total fixed maturities	350,063	4,003	1,436	352,630
Public utilities	1,222	211	—	1,433
Other common stocks	19,560	3,738	250	23,048
Non-redeemable preferred stocks	1,496	17	7	1,506
Total equity securities	22,278	3,966	257	25,987
Other long-term investments	2,749	261	—	3,010
Total investments	$375,090	$8,230	$1,693	$381,627

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three month periods ended March 31, 2015 and 2014:

	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$227	$20,963	$21	$1,120
Equity securities	3	238	102	805
Total realized gains	230	21,201	123	1,925
Fixed maturities	(106)	10,534	(38)	1,190
Equity securities	(2)	33	(71)	990
Total realized losses	(108)	10,567	(109)	2,180
Net realized investment gains	$122	$31,768	$14	$4,105

The table below summarizes our fixed maturities at March 31, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2015
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$24,514	6.6%	$24,519	6.5%
Due after one year through five years	177,870	47.8	179,281	47.5
Due after five years through ten years	121,704	32.7	124,061	32.9
Due after ten years	48,094	12.9	49,492	13.1
Total	$372,182	100.0%	$377,353	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2015	2014
Fixed maturities	$1,822	$1,277
Equity securities	203	126
Cash, cash equivalents and short-term investments	3	1
Other investments	42	63
Other assets	3	—
Investment income	2,073	1,467
Investment expenses	(87)	(69)
Net investment income	$1,986	$1,398

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
March 31, 2015
U.S. government and agency securities	19	$56	$16,322	17	$149	$11,378
States, municipalities and political subdivisions	38	393	41,731	9	44	11,108
Public utilities	1	1	1,274	1	7	1,042
Corporate securities	23	66	15,801	8	104	10,047
Redeemable preferred stocks	6	70	667	—	—	—
Total fixed maturities	87	586	75,795	35	304	33,575
Public utilities	3	6	221	—	—	—
Common stocks	70	427	5,617	4	3	128
Non-redeemable preferred stocks	15	22	1,081	—	—	—
Total equity securities	88	455	6,919	4	3	128
Total	175	$1,041	$82,714	39	$307	$33,703

December 31, 2014
U.S. government and agency securities	32	$285	$36,081	20	$305	$16,947
States, municipalities and political subdivisions	24	100	22,272	11	117	14,310
Public utilities	1	1	1,274	1	38	1,014
Corporate securities	23	271	23,738	16	309	20,215
Redeemable preferred stocks	4	10	408	—	—	—
Total fixed maturities	84	667	83,773	48	769	52,486
Common stocks	54	247	3,992	1	3	31
Non-redeemable preferred stocks	4	7	378	—	—	—
Total equity securities	58	254	4,370	1	3	31
Total	142	$921	$88,143	49	$772	$52,517
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

During the three months ended March 31, 2015 and 2014, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2015 and 2014. Changes in interest rates subsequent to March 31, 2015 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of March 31, 2015.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2015 and December 31, 2014 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amount of notes payable also approximates its fair value as the interest rate on the note payable is variable.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2015 and December 31, 2014:

	Total	Level 1	Level 2	Level 3
March 31, 2015
U.S. government and agency securities	$109,138	$—	$109,138	$—
Foreign government	3,407	—	3,407	—
States, municipalities and political subdivisions	125,593	—	125,593	—
Public utilities	9,320	—	9,320	—
Corporate securities	127,924	—	127,924	—
Redeemable preferred stocks	1,971	1,971	—	—
Total fixed maturities	377,353	1,971	375,382	—
Public utilities	1,314	1,314	—	—
Other common stocks	23,227	23,227	—	—
Non-redeemable preferred stocks	2,337	2,337	—	—
Total equity securities	26,878	26,878	—	—
Other long-term investments	4,603	1,860	739	2,004
Total investments	$408,834	$30,709	$376,121	$2,004

December 31, 2014
U.S. government and agency securities	$134,434	$—	$134,434	$—
Foreign government	3,354	—	3,354	—
States, municipalities and political subdivisions	91,911	—	91,911	—
Public utilities	9,222	—	9,222	—
Corporate securities	112,616	—	112,616	—
Redeemable preferred stocks	1,093	1,093	—	—
Total fixed maturities	352,630	1,093	351,537	—
Public utilities	1,433	1,433	—	—
Other common stocks	23,048	23,048	—	—
Non-redeemable preferred stocks	1,506	1,506	—	—
Total equity securities	25,987	25,987	—	—
Other long-term investments	3,010	300	739	1,971
Total investments	$381,627	$27,380	$352,276	$1,971

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

The table below presents the rollforward of our Level 3 investments held at fair value during the three months ended March 31, 2015:

Other Investments
December 31, 2014	$1,971
Transfers in	—
Partnership income	15
Return of capital	(9)
Unrealized gains in accumulated other comprehensive income	27
March 31, 2015	$2,004

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first quarter of 2015, we transferred no investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $2,743,000. We have fully funded our investments in DCR and RCH, but we are still obligated to fund an additional $1,261,000 for our investment in Kayne. The information presented in the table below is as of March 31, 2015.

	Initial Investment	Book Value	Unrealized Gain	Fair Value
DCR Mortgage Partners VI, L.P.	$750	$760	$208	$968
RCH Mortgage Fund VI Investors, LP	1,000	956	80	1,036
Kayne Senior Credit Fund II, L.P.	739	739	—	739
Total limited partnerships	$2,489	$2,455	$288	$2,743
Other short-term investments	1,860	1,860	—	1,860
Total other investments	$4,349	$4,315	$288	$4,603

The following table summarizes the quantitative impact that the significant unobservable inputs used to estimate the fair value of our Level 3 investments has on the estimated fair value on our investments shown in the tables above. The DCR and RCH investments were valued using a duration of 60 months for both periods presented below.

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
March 31, 2015
DCR	$(105)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(292)	Discounted cash flow	Discount rate based on D&B paydex scale	6.10%

December 31, 2014
DCR	$(107)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(292)	Discounted cash flow	Discount rate based on D&B paydex scale	6.10%

4)	ACQUISITION

On February 3, 2015, we successfully completed the acquisition of Family Security Holdings, LLC and its two wholly-owned subsidiaries. The purchase price of FSH consisted of an initial purchase price of $12,994,000 in common stock and $540,000 in contingent consideration that will be paid out one year after the closing of the merger.

The business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

The purchase price consisted of the following amounts:

Fair market value of common stock issued	$12,994
Estimate of potential contingent consideration(1)	540
Total purchase price	$13,534

(1)
The amount of the contingent consideration reflected in the table above reflects our estimate, as of March 31, 2015, of the amount of contingent consideration that we will be required to pay to the former shareholders of FSH pursuant to the purchase agreement to acquire Family Security Holdings, LLC and it subsidiaries. The contingent consideration will be paid out in additional shares of our stock based on the 180-day average of the closing price of our stock in the 180-days immediately prior to the one-year anniversary of the closing of the acquisition. The contingent consideration will be measured at each reporting date with changes in its fair value recognized in our Consolidated Statements of Comprehensive Income.

The operations of FSH are included in our Unaudited Consolidated Statements of Comprehensive Income effective February 3, 2015. We have one year from the acquisition date to finalize the allocation of the purchase price of FSH. The initial purchase price allocation is as follows:

Cash	$12,745
Investments	7,310
Premium and Agents' Receivable	1,496
Intangible assets	6,312
Goodwill	5,237
Other assets	609
Loss reserves	(2,390)
Unearned premiums	(9,646)
Reinsurance payable	(998)
Loans payable	(2,246)
Deferred taxes	(3,223)
Other liabilities	(1,672)
Total purchase price	$13,534

The unaudited pro forma information has been prepared as if the Family Security Holdings, LLC acquisition had taken place on January 1, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2015, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Quarter Ended March 31, 2015
		Pro Forma
	As Reported	Adjustments	Pro Forma
Revenues	$82,396	$1,127	$83,523

Net income	$198	$77	$275

Diluted earnings per share	$0.01	$—	$0.01

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three month periods ended March 31, 2015 and March 31, 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income attributable to common stockholders	$198	$11,389

Denominator:
Weighted-average shares outstanding	20,752,565	17,458,136
Effect of dilutive securities	490,538	85,537
Weighted-average diluted shares	21,243,103	17,543,673

Basic earnings per share	$0.01	$0.65
Diluted earnings per share	$0.01	$0.65

See Note 14 for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

On September 5, 2014, we entered into a purchase and sale agreement to acquire approximately 40,000 square feet of commercial office space and associated property in St. Petersburg, Florida. At acquisition, the real estate consisted of approximately 2.3 acres of land and an office building, plus an additional 1.5 acres of leased parking space. We are depreciating the building over its expected useful life of 39 years.

Property and equipment, net consists of the following:

	March 31, 2015	December 31, 2014
Land	$2,114	$2,114
Building	1,469	1,469
Computer hardware and software	8,489	6,001
Office furniture and equipment	1,337	1,319
Leasehold improvements	141	141
Total, at cost	13,550	11,044
Less: accumulated depreciation and amortization	(3,361)	(3,022)
Property and equipment, net	$10,189	$8,022

Depreciation and amortization expense under property and equipment was $339,000 and $166,000 respectively, for the three months ended March 31, 2015 and 2014.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

7)    REINSURANCE

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

For the 2014 hurricane season, we purchased catastrophe excess of loss reinsurance protection of $1,080,200,000 excess $25,000,000 providing sufficient protection for approximately a one-in-185 year hurricane event as calculated by our licensed modeling software, AIR model version 15, using long-term event rates excluding demand surge. For a single hurricane catastrophe, we will pay, or “retain”, up to $25,000,000. The catastrophe excess of loss reinsurance program provides 100% coverage for all losses in excess of $25,000,000 up to $1,080,200,000.

Our agreement with the FHCF consists of a single layer of coverage, the mandatory layer. Under the agreement, we estimate the FHCF will provide approximately $555,200,000 of aggregate coverage for covered losses in excess of $230,800,000. The initial premium for the FHCF agreement is approximately $38,594,000.

The 2014 private catastrophe excess of loss reinsurance agreements structure coverage into layers, with a cascading feature such that all layers attach at $25,000,000. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. The 2014 catastrophe excess of loss reinsurance agreements with unaffiliated private reinsurers provide $525,000,000 of aggregate coverage for covered losses in excess of $25,000,000. Additionally, we purchased a dedicated second event cover with recovery potential in subsequent events providing 100% coverage for losses of $15,000,000 excess $10,000,000, subject to an annual aggregate deductible of $15,000,000. The total cost of the 2014 private catastrophe excess of loss reinsurance program is $90,600,000. Certain parts of the reinsurance program provide coverage for two years. All private insurers with whom we contracted either carry A.M. Best financial strength ratings of A- or higher, or have fully collateralized their maximum potential obligations in dedicated trusts.

On June 1, 2014, Family Security Insurance Company purchased catastrophe excess of loss reinsurance protection of $74,000,000 excess $1,000,000 providing sufficient protection for approximately a one-in-148 year hurricane event, which is in effect until May 31, 2015. Family Security Insurance Company purchased reinstatement premium protection which would provide an additional $34,000,000 of coverage. In addition, Family Security Insurance Company purchased a $5,000,000 aggregate second event cover in excess of $1,000,000 with a total cap of $1,500,000 of retained losses on the two events. The total cost of the 2014 private catastrophe excess of loss reinsurance program was $6,508,000.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended March 31,
	2015	2014
Excess-of-loss	$(2,126)	$(61)
Equipment & identity theft	(1,194)	(761)
Flood	(2,847)	(3,029)
Ceded premiums written	$(6,167)	$(3,851)
Decrease in ceded unearned premiums	(30,967)	(27,126)
Ceded premiums earned	$(37,134)	$(30,977)

Current year catastrophe losses by the event magnitude are shown in the following table. There were no catastrophes for the quarter ended March 31, 2014.

	Three Months Ended
March 31, 2015	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Current period catastrophe losses incurred
$ 1 million to $5 million (2)	5	$15,259	19.6%
Total	5	$15,259	19.6%

(1)	Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

(2)	Reflects losses from Winter Storms in 2015.

We collected cash recoveries under our reinsurance agreements totaling $811,000 and $417,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

Effective January 1, 2015, we entered into two new reinsurance agreements, which will expire on December 31, 2015. The first reinsurance agreement provides excess-of-loss coverage for losses arising out of property business up to $3,000,000 in excess of $1,000,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the agreement for losses arising out of property-only business, excluding named windstorms, two reinstatements of coverage are included at no additional premium, with a third reinstatement subject to additional premium. We also entered into a second property catastrophe excess-of-loss reinsurance agreement that provides coverage up to $25,000,000 in excess of $3,000,000. This agreement provides coverage for events during any period of 168 consecutive hours that are not named hurricanes or tropical storms. Should losses for one event exceed $25,000,000, our catastrophe reinsurance agreements would provide reinsurance for the remaining losses. Reinstatements of the second property catastrophe agreement are subject to an additional premium.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $241,000 and $418,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

8)    LONG-TERM DEBT

Our long-term debt at March 31, 2015 consisted of a note payable to the Florida State Board of Administration. At March 31, 2015 and December 31, 2014, we owed $13,235,000 and $13,529,000, respectively, on the note and the interest rate was 2.20% and 2.50%, respectively. All other terms and conditions of the note remain as described in our 2014 Form 10-K.

The $13,235,000 note payable to the Florida State Board of Administration (SBA note) requires United Property & Casualty Insurance Company to maintain surplus as regards policyholders at or above a calculated level, which was $31,690,000 at March 31, 2015. We monitor United Property & Casualty Insurance Company's surplus as regards policyholders each quarter and, for various reasons, we occasionally provide additional capital to United Property & Casualty Insurance Company. During the three month periods ended March 31, 2015 and 2014, we contributed no capital to our insurance affiliates. We currently do not foresee a need for any material contributions of capital to our insurance affiliates; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that United Property & Casualty Insurance Company maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to United Property & Casualty Insurance Company under the agreement plus the outstanding balance of the note. At March 31, 2015, United Property & Casualty Insurance Company's net written premium to surplus ratio was 5.9:1, which is well above the 2:1 required ratio. United Property & Casualty Insurance Company's gross written premium to surplus ratio was 9.7:1, which exceeds the required ratio of 6:1. Should United Property & Casualty Insurance Company fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, United Property & Casualty Insurance Company's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 1.94% at the end of March 2015. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.20% at the end of March 2015. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2015, we were in compliance with the covenants of the SBA note.

9)    COMMITMENTS AND CONTINGENCIES

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

10)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At March 31, 2015, and during the three months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

The National Association of Insurance Commissioners published Risk-Based Capital (RBC) guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. Most states, including Florida and Hawaii, have enacted statutory requirements adopting the NAIC RBC

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

The state laws of Florida and Hawaii permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory risk-based capital requirements may further restrict our insurance affiliates' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

The note payable to the SBA is considered a surplus note pursuant to statutory accounting principles. As a result, United Property & Casualty Insurance Company is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the insurance regulatory authority.

We have reported our insurance subsidiaries' assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

Our insurance affiliates must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three month periods ended March 31, 2015 and 2014, United Property & Casualty Insurance Company recorded statutory net loss of $(2,366,000) and statutory net income of $7,434,000, respectively. Family Security Insurance Company recorded statutory net income of $115,000 for the three months ended March 31, 2015.

Our insurance affiliates must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. United Property & Casualty Insurance Company is required to maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At March 31, 2015 and December 31, 2014, United Property & Casualty Insurance Company's surplus as regards policyholders was $123,873,000 and $126,249,000, respectively. Family Security Insurance Company is required to maintain capital and surplus of $3,250,000. At March 31, 2015, Family Security Insurance Company's surplus as regards policyholders was $8,124,000. Our reinsurance affiliate is required to maintain a minimum surplus of $200,000. At March 31, 2015 and December 31, 2014, our reinsurance affiliate's surplus as regards policyholders was $19,222,000 and $19,048,000, respectively.

11)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA has provided legal representation to us, related to our claims litigation for several years prior to Ms. Salmon joining UPC Insurance. During the three months ended March 31, 2015 and 2014, Groelle & Salmon, PA billed us approximately $180,000 and $92,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $90,000 and $46,000, respectively.

12)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Unaudited Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2014	$6,537	$(2,526)	$4,011
Changes in net unrealized gains on investments	2,529	(977)	1,552
Reclassification adjustment for realized gains	(122)	47	(75)
March 31, 2015	$8,944	$(3,456)	$5,488

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

13)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to shareholders of record as follows for the periods presented:

	Year Ended December 31,
	2015		2014
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.05	$1,073	$0.04	$832

On February 3, 2015, we completed the acquisition of Family Security Holdings, LLC by issuing 503,857 shares of our common stock as payment of the initial purchase price. See Note 4 for additional information on this acquisition.

On March 5, 2014, we closed an underwritten public offering of 4,600,000 shares of our common stock. Our total net proceeds from the offering were approximately $54,046,000.

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our Board of Directors (Board). Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of March 31, 2015, we had not issued any shares of preferred stock.

14) STOCK-BASED COMPENSATION

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

We granted 65,442 restricted common stock awards during the three-month period ended March 31, 2015, which had a weighted-average grant date fair value of $24.60 per share. We granted 38,156 shares of restricted stock during the three-month period ended March 31, 2014, which had a weighted-average grant date fair value of $15.24.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	153,383	$10.91
Granted	65,442	24.60
Forfeited	3,342	15.25
Vested	12,910	15.22
Outstanding as of March 31, 2015	202,573	$14.99

We have approximately $2,105,000 of unrecognized stock compensation expense related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $125,000 and $45,000 of stock-based compensation expense during the three months ended March 31, 2015 and 2014, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

We had approximately $136,000 of unrecognized director stock-based compensation expense at March 31, 2015, related to non-vested director stock-based compensation granted, that we expect to recognize ratably until the 2015 Annual Meeting of Stockholders. We recognized $341,000 of director stock-based compensation expense during the three months ended March 31, 2015 whereas we did not recognize any director stock-based compensation expense during same period last year.

15)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On May 5, 2015, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on May 29, 2015, to stockholders of record on May 22, 2015.

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

OUR BUSINESS

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies. Our business is conducted principally through six wholly-owned subsidiaries: United Property & Casualty Insurance Company, United Insurance Management, L.C., Family Security Insurance Company, Family Security Underwriters, Skyway Claims Services, LLC (our claims adjusting affiliate) and UPC Re (our reinsurance affiliate). Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas, and we are licensed to write in Alabama, Connecticut, Delaware, Georgia, Hawaii, Maryland, Mississippi, New Hampshire, New York and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricanes, tropical storms and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of UPC Insurance. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes found under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

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

Recent Events

On May 5, 2015, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on May 29, 2015, to stockholders of record on May 22, 2015.

UNITED INSURANCE HOLDINGS CORP.

2015 Highlights

•	Consolidated net income was $198,000 for the three months ended March 31, 2015, compared to $11,389,000 for the three months ended March 31, 2014.

•	Net income per diluted share was $0.01 for the three months ended March 31, 2015, compared $0.65 for the three months ended March 31, 2014.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 105.2% for the three months ended March 31, 2015, compared to 77.6% for the three months ended March 31, 2014.

•	Total revenues were $82,396,000 for the three months ended March 31, 2015, compared to $67,507,000 for the three months ended March 31, 2014.

•	Investment and cash holdings were $477,636,000 at March 31, 2015, compared to $443,018,000 at December 31, 2014.

•	Investment income was $2,073,000 for the three months ended March 31, 2015, compared to $1,467,000 for the three months ended March 31, 2014.

•	Net realized gains were $122,000 for the three months ended March 31, 2015, compared to net realized gains of $14,000 for the three months ended March 31, 2014.

•	Book value per share was $10.14 at March 31, 2015, a 4.0% increase from $9.75 at December 31, 2014.

•	Return on average equity for the trailing twelve months ended March 31, 2015 was 15.2% compared to 25.0% for the trailing twelve months ended March 31, 2014.

•	Policies in-force were 270,098 at March 31, 2015, a 30.6% increase from 206,806 at March 31, 2014.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended March 31,
	2015	2014
REVENUE:
Gross premiums written	$106,616	$89,001
Decrease in gross unearned premiums	8,566	6,010
Gross premiums earned	115,182	95,011
Ceded premiums earned	(37,134)	(30,977)
Net premiums earned	78,048	64,034
Investment income	2,073	1,467
Net realized gains	122	14
Other revenue	2,153	1,992
Total revenue	82,396	67,507
EXPENSES:
Losses and loss adjustment expenses	51,971	27,673
Policy acquisition costs	19,186	15,180
Operating expenses	3,541	2,509
General and administrative expenses	7,401	4,350
Interest expense	83	115
Total expenses	82,182	49,827
Income before other income	214	17,680
Other income	124	16
Income before income taxes	338	17,696
Provision for income taxes	140	6,307
Net income	$198	$11,389
Net income per diluted share	$0.01	$0.65
Book value per share	$10.14	$8.33
Return on average equity, ttm	15.2%	25.0%
Loss ratio, net[1]	66.6%	43.2%
Expense ratio[2]	38.6%	34.4%
Combined ratio (CR)[3]	105.2%	77.6%
Effect of current year catastrophe losses on CR	19.6%	—%
Effect of prior year (favorable) development on CR	1.2%	(0.2)%
Underlying combined ratio[4]	84.4%	77.8%
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

Combined ratio excluding the effects of current year catastrophe losses and reserve development (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between four GAAP operating ratios: the combined ratio, the effect of current year catastrophe losses on the combined ratio and the effect of prior year development on the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses and prior year development. Current year catastrophe losses

UNITED INSURANCE HOLDINGS CORP.

cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2015, we reassessed our critical accounting policies and estimates as disclosed within our 2014 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2015 COMPARED TO DECEMBER 31, 2014

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included within our 2014 Form 10-K.

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $477,636,000 at March 31, 2015.

The following table summarizes our investments, by type:

	March 31, 2015		December 31, 2014
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$109,138	22.8%	$134,434	30.4%
Foreign government	3,407	0.7	3,354	0.8
States, municipalities and political subdivisions	125,593	26.3	91,911	20.7
Public utilities	9,320	2.0	9,222	2.1
Corporate securities	127,924	26.8	112,616	25.4
Redeemable preferred stocks	1,971	0.4	1,093	0.2
Total fixed maturities	377,353	79.0	352,630	79.6
Public utilities	1,314	0.3	1,433	0.3
Other common stocks	23,227	4.8	23,048	5.2
Non-redeemable preferred stocks	2,337	0.5	1,506	0.3
Total equity securities	26,878	5.6	25,987	5.8
Other long-term investments	4,603	1.0	3,010	0.7
Total investments	408,834	85.6	381,627	86.1
Cash and cash equivalents	68,802	14.4	61,391	13.9
Total cash, cash equivalents and investments	$477,636	100.0%	$443,018	100.0%

We classify all of our investments as available-for-sale. Our investments at March 31, 2015 and December 31, 2014 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we held reflected a similar diversification. At March 31, 2015, approximately 86% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 14% were corporate bonds rated “BBB”.

UNITED INSURANCE HOLDINGS CORP.

At March 31, 2015, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $307,000; approximately $304,000 of the total related to thirty-five fixed maturities, while four equity securities reflected an unrealized loss of $3,000.  We currently have no plans to sell these thirty-nine securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at March 31, 2015. Similarly, we did not record impairment charges at December 31, 2014.

Reinsurance Payable

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

During the second quarter of 2014, we placed our reinsurance program for the 2014 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $1,080,200,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2014, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. During this same period, Family Security Insurance Company also placed its reinsurance program. Effective January 1, 2015, we placed two new reinsurance agreements, which will expire on December 31, 2015.

See Note 7 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

Revenue

Revenues for the quarter ended March 31, 2015 increased $14,889,000, or 22.1%, to $82,396,000, from $67,507,000 for the quarter ended March 31, 2014. The increase in revenues primarily resulted from a $14,014,000, or 21.9%, increase in net premiums earned. The growth in net premiums earned for the quarter was driven by continued growth in new business production.

Our gross written premiums increased by $17,615,000, or 19.8%, primarily due to the strong organic growth in new and renewal business generated in all states other than Florida and the acquisition of Family Security, which positively impacted the premium growth in Louisiana. The breakdown of quarter-over-quarter changes in both written and assumed premiums by state is shown in the table below.

	Three Months Ended March 31,
Direct and Assumed Premium By State	2015	2014	Change
Florida	$71,394	$73,036	$(1,642)
South Carolina	8,632	6,615	2,017
Massachusetts	7,056	5,391	1,665
North Carolina	5,372	1,947	3,425
Texas	4,767	810	3,957
Louisiana	4,229	—	4,229
Rhode Island	3,790	2,681	1,109
New Jersey	1,720	487	1,233
Total direct written premium by state	106,960	90,967	15,993
Assumed premium (1)	(344)	(1,966)	1,622
Total gross written premium	$106,616	$89,001	$17,615
(1) All assumed premiums are written in Florida due to policy assumptions from Citizens Property Insurance Corporation (Citizens) that are written in Florida and are shown net of opt-outs.

	Three Months Ended March 31,
New and Renewal Policies* By State	2015	2014	Change
Florida	40,706	41,265	(559)
South Carolina	5,601	4,181	1,420
Massachusetts	4,705	3,723	982
North Carolina	4,482	1,589	2,893
Texas	3,796	612	3,184
Rhode Island	3,106	2,315	791
Louisiana	2,285	—	2,285
New Jersey	1,457	438	1,019
Total	66,138	54,123	12,015
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the quarter ended March 31, 2015 increased $32,355,000, or 64.9%, primarily due to increases in losses and loss adjustment expenses (LAE), resulting from winter storms affecting the Northeast United States, although disproportionate increases in other loss costs and operating expenses also contributed to the decline.

Loss and LAE increased $24,298,000, or 87.8%, to $51,971,000 for the first quarter of 2015 from $27,673,000 for the first quarter of 2014. Loss and LAE expense as a percentage of net earned premiums increased 23.4 points resulting in a net loss ratio of 66.6% for the quarter, compared to a net loss ratio of 43.2% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 31.1%, an increase of 1.8 points from 29.3% during the first quarter of 2014.

We experienced $15,259,000 of net catastrophe losses from five separate winter weather events in Massachusetts, Rhode Island and New Jersey resulting in over 1,400 claims. We intend to pursue and maximize all reinsurance recoveries from our catastrophe reinsurance agreements.

Our underlying loss experience for the quarter ended March 31, 2015 was driven primarily by an increase in frequency and severity of water related losses in Florida. Loss activity in Southeast Florida, also known as the "Tri-County" area, was particularly unusual with frequency up 28.9% and severity 15.7% higher than average during the previous eight quarters. When compared to just the first quarter of last year, our Tri-County frequency was unchanged; however, severity in the Tri-County area was approximately 20.6% higher in the first quarter of 2015 compared to the same period in 2014. Most other territories inside and outside of Florida showed limited volatility in either frequency or severity during the first quarter of 2015 compared to the same period in 2014, as well as to historical long-term averages.

As with our underlying loss results, water related losses and the Florida Tri-County segment were the primary cause of the $945,000 adverse reserve development in the current quarter. Approximately 60.0% of the development occurred in this market segment and approximately 76.1% of the development was from re-opened claims and new lawsuits received during the current quarter with the cause of loss being water-related. The majority of the reserve development was from the 2014 accident year with all other years developing consistent with expectations.

UNITED INSURANCE HOLDINGS CORP.

Our GAAP net combined ratio increased 27.6 points to 105.2% for the three months ended March 31, 2015 compared to 77.6% for the same period in 2014. Our underlying net combined ratio, which excludes losses from catastrophes and all effects of reserve development, increased 6.6 points to 84.4% for the first quarter of 2015 compared to 77.8% for the same period in 2014. The net combined ratio increased primarily due to the catastrophe losses discussed earlier, although several other factors contributed to the increase to a lesser degree; the underlying combined ratio increased primarily due to an increase in total operating expenses in the first quarter of 2015 compared to the same period in 2014. The calculation of our underlying loss and combined ratios is shown below:

	Three Months Ended March 31,
	2015	2014	Change
Net Loss and LAE	$51,971	$27,673	$24,298
% of Gross earned premiums	45.1%	29.1%	16.0 pts
% of Net earned premiums	66.6%	43.2%	23.4 pts
Less:
Current year catastrophe losses	$15,259	$—	$15,259
Prior year reserve development (favorable)	945	(142)	1,087
Underlying loss and LAE*	$35,767	$27,815	$7,952
% of Gross earned premiums	31.1%	29.3%	1.8 pts
% of Net earned premiums	45.8%	43.4%	2.4 pts

Policy acquisition costs	$19,186	$15,180	$4,006
Operating and underwriting	3,541	2,509	1,032
General and administrative	7,401	4,350	3,051
Total Operating Expenses	$30,128	$22,039	$8,089
% of Gross earned premiums	26.2%	23.2%	3.0 pts
% of Net earned premiums	38.6%	34.4%	4.2 pts

Combined Ratio - as % of gross earned premiums	71.3%	52.3%	19.0 pts
Underlying Combined Ratio - as % of gross earned premiums	57.3%	52.5%	4.8 pts

Combined Ratio - as % of net earned premiums	105.2%	77.6%	27.6 pts
Underlying Combined Ratio - as % of net earned premiums	84.4%	77.8%	6.6 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio for the first quarter of 2015 increased to 31.1% from 29.3% in the first quarter of 2014. This increase was driven primarily by exposure growth and an increase in the frequency and severity of water related losses in Florida.

Policy acquisition costs increased $4,006,000, or 26.4%, to $19,186,000 for the first quarter of 2015 from $15,180,000 for the first quarter of 2014. These costs vary directly with the growth in gross premiums earned.

Operating expenses increased to $3,541,000 for the first quarter of 2015, from $2,509,000 during the same period of last year due to increases in underwriting report costs, licensing costs and systems costs resulting from our ongoing growth and continuing expansion into new states.

General and administrative expenses increased to $7,401,000 for the first quarter of 2015, from $4,350,000 for the first quarter of 2014 primarily due to increases in personnel costs, information technology investments and professional services related to our continued growth. In addition, we continue to insource critical systems and processes for claims and policy administration which resulted in cost redundancies during this transition period.

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

As a holding company, we do not conduct any business operations of our own and as a result, we rely on cash dividends or intercompany loans from our management affiliate to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate our insurance affiliates, including restricting any dividends paid by our insurance affiliates and requiring approval of any management fees our insurance affiliates pay to our management affiliates for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. Our management affiliates subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance affiliates, pursuant to the management agreements in effect between those entities.

Operating Activities

During the three months ended March 31, 2015, our operations generated cash of $18,783,000, compared to generating cash of $17,134,000 during the same period in 2014. The $1,649,000 increase in operating cash was primarily driven by a $17,772,000 increase in premium collections during the first quarter of 2015 compared to the same period in 2014 and by an increase of $8,320,000 of assumed premiums because we received $788,000 of assumed premiums during the first quarter of 2015 whereas we returned $7,532,000 of premiums during the same period last year. In addition, we paid $425,000 of income taxes compared to paying $3,935,000 of income taxes for the same period last year. Partially offsetting this increase in cash inflows was an increase in cash outflows related to claims payments, operating expenses, reinsurance payments and agent commission expenses. Claims payments increased approximately $16,968,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Operating expenses and agents' commission payments increased $6,149,000 and $1,154,000, respectively, due to the continuing growth of our Company. Reinsurance payments increased $4,735,000 because we purchased more reinsurance coverage under our 2014-2015 contracts than we purchased under our 2013-2014 contracts.

Investing Activities

During the three months ended March 31, 2015, our investing activities used $7,686,000 of cash compared to using $47,796,000 of cash in the same period of the prior year primarily due to the $33,453,000 increase in sales of investments during the three months ended March 31, 2015 compared to the same period in 2014. Partially offsetting the decrease in net cash used during the quarter was a $12,745,000 increase in cash acquired from the Family Security acquisition and a $4,451,000 increase in our investments because we purchased $66,702,000 of investments during the three months ended March 31, 2015 compared to purchasing $62,251,000 of investments during the same period in 2014. In addition, our investments in property and equipment increased $1,637,000 primarily due to the purchase of capitalized software as we continue to grow and insource our critical systems and processes for claims and policy administration.

Financing Activities

During the three months ended March 31, 2015, our financing activities used cash of $3,686,000 compared to providing cash of $52,920,000 during the three months ended March 31, 2014. The decrease in cash provided by financing activities primarily relates to the $54,046,000 in net proceeds generated during the first quarter of 2014, by the public offering of 4,600,000 shares of our common stock, while no such offering proceeds were generated in the first quarter of 2015. See Note 13 in our Notes to Unaudited Consolidated Financial Statements for additional information. In addition, repayments of borrowings increased $2,246,000 because we paid off the outstanding loan payable balance acquired in the Family Security transaction during the first quarter.

Our insurance affiliates are subject to extensive state regulation, including approval of any management fees they pay to our management affiliates for services rendered. In accordance with state laws, our insurance affiliates may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital

UNITED INSURANCE HOLDINGS CORP.

gains. The RBC guidelines published by the NAIC may further restrict our insurance affiliates' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as regards policyholders to fall below minimum RBC guidelines. See Note 10 in our Notes to Unaudited Consolidated Financial Statements for additional information.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2015, we had no off-balance-sheet arrangements.

UNITED INSURANCE HOLDINGS CORP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to interest rates, the financial condition of the issuer of our fixed-maturities and equity security prices. These risks were disclosed within our 2014 Form 10-K; we have made no material changes or additions.

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

During the fiscal quarter ended March 31, 2015, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A (Risk Factors) of our 2014 Form 10-K sets forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended March 31, 2015, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a Florida-domiciled insurer like United Property & Casualty Insurance Company may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

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

UNITED INSURANCE HOLDINGS CORP.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At March 31, 2015, we were in compliance with these requirements.

Under the insurance regulations of Hawaii, the maximum amount of dividends that Family Security Insurance Company may pay to its parent company without prior approval from the Insurance Commissioner is:

1.	the lesser of:

a.	ten percent (10%) of Family Security Insurance Company's surplus as of December 31 of the preceding year, or

b.	ten percent (10%) of the net income, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year.

In performing the net income test, property and casualty insurers may carry-forward income from the previous two calendar years that has not already been paid out as dividends. This carry-forward is computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and third immediately preceding calendar years.

Repurchases. During the three months ended March 31, 2015, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of December 12, 2014, by and among Family Security Holdings, LLC and United Insurance Holdings Corp (included as exhibit 2.1 to the Form 10-K filed on February 25, 2015, and incorporated herein by reference).

10.1
Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and General Reinsurance Corporation, effective January 1, 2015 (included as exhibit 10.9 to the Form 10-K filed on February 25, 2015, and incorporated herein by reference).

10.2
Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2015 (included as exhibit 10.10 to the Form 10-K filed on February 25, 2015, and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

May 7, 2015	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

May 7, 2015	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)