Form 10-Q
period 2015-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2015-08-06
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Commission File Number 001-35761
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 6, 2015; 21,528,973 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of June 30, 2015, and for the three and six months ended June 30, 2015 (Form 10-Q) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $367,348 and $350,063, respectively)	$368,258	$352,630
Equity securities (adjusted cost of $24,917 and $22,278, respectively)	27,901	25,987
Other investments (amortized cost of $2,840 and $2,749, respectively)	3,131	3,010
Total investments	$399,290	$381,627
Cash and cash equivalents	105,752	61,391
Accrued investment income	2,584	2,239
Property and equipment, net	12,276	8,022
Premiums receivable, net	45,223	31,369
Reinsurance recoverable on paid and unpaid losses	8,558	2,068
Prepaid reinsurance premiums	161,057	63,827
Goodwill	4,196	—
Deferred policy acquisition costs	43,163	31,925
Other assets	7,602	1,701
Total Assets	$789,701	$584,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$67,638	$54,436
Unearned premiums	272,167	229,486
Reinsurance payable	164,970	45,254
Other liabilities	52,528	37,701
Notes payable	12,941	13,529
Total Liabilities	$570,244	$380,406
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,741,056 and 21,116,497 issued; 21,528,973 and 20,904,414 outstanding for 2015 and 2014, respectively	2	2
Additional paid-in capital	96,194	82,380
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	2,568	4,011
Retained earnings	121,124	117,801
Total Stockholders' Equity	$219,457	$203,763
Total Liabilities and Stockholders' Equity	$789,701	$584,169

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUE:
Gross premiums written	$162,582	$128,920	$269,198	$217,921
Increase in gross unearned premiums	(41,600)	(31,697)	(33,034)	(25,687)
Gross premiums earned	120,982	97,223	236,164	192,234
Ceded premiums earned	(40,530)	(33,039)	(77,664)	(64,016)
Net premiums earned	80,452	64,184	158,500	128,218
Investment income	2,239	1,617	4,312	3,084
Net realized gains (losses)	(133)	31	(11)	45
Other revenue	2,782	1,872	4,935	3,864
Total revenue	85,340	67,704	167,736	135,211
EXPENSES:
Losses and loss adjustment expenses	44,627	28,792	96,598	56,465
Policy acquisition costs	21,198	16,197	40,384	31,377
Operating expenses	4,809	2,858	8,350	5,367
General and administrative expenses	6,512	4,335	13,913	8,685
Interest expense	68	112	151	227
Total expenses	77,214	52,294	159,396	102,121
Income before other income	8,126	15,410	8,340	33,090
Other income	61	—	185	16
Income before income taxes	8,187	15,410	8,525	33,106
Provision for income taxes	2,912	5,820	3,052	12,127
Net income	$5,275	$9,590	$5,473	$20,979
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(4,892)	3,323	(2,363)	5,650
Reclassification adjustment for net realized investment (gains) losses	133	(31)	11	(45)
Income tax benefit (expense) related to items of other comprehensive income	1,839	(1,272)	909	(2,166)
Total comprehensive income	$2,355	$11,610	$4,030	$24,418

Weighted average shares outstanding
Basic	21,255,496	20,735,135	21,145,624	19,105,666
Diluted	21,508,511	20,845,694	21,376,540	19,203,805

Earnings per share
Basic	$0.25	$0.46	$0.26	$1.10
Diluted	$0.25	$0.46	$0.26	$1.09

Dividends declared per share	$0.05	$0.04	$0.10	$0.08

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$5,473	$20,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,254	327
Bond amortization and accretion	(832)	726
Net realized gains	11	(45)
Provision for uncollectible premiums/over and short	212	48
Deferred income taxes, net	3,902	263
Stock based compensation	985	121
Changes in operating assets and liabilities:
Accrued investment income	(345)	(73)
Premiums receivable	(12,570)	(8,498)
Reinsurance recoverable on paid and unpaid losses	(6,490)	(580)
Prepaid reinsurance premiums	(97,230)	(76,628)
Deferred policy acquisition costs, net	(11,238)	(8,395)
Other assets	(4,958)	356
Unpaid losses and loss adjustment expenses	10,812	3,497
Unearned premiums	33,034	25,687
Reinsurance payable	118,718	93,830
Other liabilities	12,616	(3,596)
Net cash provided by operating activities	$53,354	$48,019
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	65,751	89,956
Purchases of investments available for sale	(79,357)	(143,507)
Cash from acquisition	14,467	—
Cost of property, equipment and capitalized software acquired	(4,705)	(1,295)
Net cash used in investing activities	$(3,844)	$(54,846)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(165)	(110)
Repayments of borrowings	(2,834)	(588)
Dividends	(2,150)	(1,666)
Proceeds from issuance of common stock	—	54,041
Net cash provided by (used in) financing activities	$(5,149)	$51,677
Increase in cash	44,361	44,850
Cash and cash equivalents at beginning of period	61,391	34,888
Cash and cash equivalents at end of period	$105,752	$79,738

Supplemental Cash Flows Information
Interest paid	$153	$209
Income taxes paid	$4,491	$19,221

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and two wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company, which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., the managing general agent that manages substantially all aspects of United Property & Casualty Insurance Company's business; Skyway Claims Services, LLC (our claims adjusting affiliate) that provides services to our insurance affiliates; and UPC Re (our reinsurance affiliate) that provides a portion of the reinsurance protection purchased by our insurance affiliates. On February 3, 2015, we acquired Family Security Holdings, LLC (FSH) and its two wholly-owned subsidiaries, Family Security Insurance Company, Inc. and Family Security Underwriters, LLC, via merger. See Note 4 for information regarding this acquisition.

Our primary product is homeowners' insurance, which we currently offer in Florida, Georgia, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas, and we are licensed to write in Alabama, Connecticut, Delaware, Hawaii, Maryland, Mississippi, New Hampshire, New York and Virginia.

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of June 30, 2015, with the Audited Consolidated Balance Sheet amounts as of December 31, 2014, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of June 30, 2015, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2014 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2015 and December 31, 2014, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe they would have an impact on the operations or financial reporting of our Company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2015 and December 31, 2014:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
U.S. government and agency securities	$99,831	$388	$302	$99,917
Foreign government	3,268	80	—	3,348
States, municipalities and political subdivisions	123,514	1,463	1,349	123,628
Public utilities	8,027	198	36	8,189
Corporate securities	130,748	1,375	868	131,255
Redeemable preferred stocks	1,960	6	45	1,921
Total fixed maturities	367,348	3,510	2,600	368,258
Public utilities	1,632	35	43	1,624
Other common stocks	20,764	3,688	670	23,782
Non-redeemable preferred stocks	2,521	12	38	2,495
Total equity securities	24,917	3,735	751	27,901
Other long-term investments	2,840	291	—	3,131
Total investments	$395,105	$7,536	$3,351	$399,290

December 31, 2014
U.S. government and agency securities	$134,601	$423	$590	$134,434
Foreign government	3,275	79	—	3,354
States, municipalities and political subdivisions	90,262	1,866	217	91,911
Public utilities	9,044	217	39	9,222
Corporate securities	111,787	1,409	580	112,616
Redeemable preferred stocks	1,094	9	10	1,093
Total fixed maturities	350,063	4,003	1,436	352,630
Public utilities	1,222	211	—	1,433
Other common stocks	19,560	3,738	250	23,048
Non-redeemable preferred stocks	1,496	17	7	1,506
Total equity securities	22,278	3,966	257	25,987
Other long-term investments	2,749	261	—	3,010
Total investments	$375,090	$8,230	$1,693	$381,627

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six month periods ended June 30, 2015 and 2014:

	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$—	$261	$—	$—
Equity securities	36	734	70	66,246
Total realized gains	36	995	70	66,246
Fixed maturities	(163)	7,494	(39)	1,363
Equity securities	(6)	125	—	23
Total realized losses	(169)	7,619	(39)	1,386
Net realized investment gains (losses)	$(133)	$8,614	$31	$67,632

Six Months Ended June 30,
Fixed maturities	$227	$21,224	$21	$1,120
Equity securities	39	972	172	67,051
Total realized gains	266	22,196	193	68,171
Fixed maturities	(269)	18,028	(77)	2,553
Equity securities	(8)	158	(71)	1,013
Total realized losses	(277)	18,186	(148)	3,566
Net realized investment gains (losses)	$(11)	$40,382	$45	$71,737

The table below summarizes our fixed maturities at June 30, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2015
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$25,913	7.1%	$25,948	7.0%
Due after one year through five years	172,553	47.0	173,260	47.0
Due after five years through ten years	122,524	33.4	122,484	33.3
Due after ten years	46,358	12.5	46,566	12.7
Total	$367,348	100.0%	$368,258	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturities	$1,979	$1,349	$3,801	$2,626
Equity securities	231	240	434	366
Cash, cash equivalents and short-term investments	2	4	5	5
Other investments	24	24	66	87
Other assets	3	—	6	—
Investment income	2,239	1,617	4,312	3,084
Investment expenses	(2)	(79)	(89)	(148)
Net investment income	$2,237	$1,538	$4,223	$2,936

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
June 30, 2015
U.S. government and agency securities	31	$118	$47,959	20	$184	$13,040
States, municipalities and political subdivisions	63	1,310	66,142	7	39	8,785
Public utilities	1	1	1,274	1	35	1,013
Corporate securities	74	633	50,588	8	235	9,112
Redeemable preferred stocks	15	45	1,366	—	—	—
Total fixed maturities	184	2,107	167,329	36	493	31,950
Public utilities	14	43	955	—	—	—
Other common stocks	87	664	7,343	1	6	95
Non-redeemable preferred stocks	22	38	1,486	—	—	—
Total equity securities	123	745	9,784	1	6	95
Total	307	$2,852	$177,113	37	$499	$32,045

December 31, 2014
U.S. government and agency securities	32	$285	$36,081	20	$305	$16,947
States, municipalities and political subdivisions	24	100	22,272	11	117	14,310
Public utilities	1	1	1,274	1	38	1,014
Corporate securities	23	271	23,738	16	309	20,215
Redeemable preferred stocks	4	10	408	—	—	—
Total fixed maturities	84	667	83,773	48	769	52,486
Other common stocks	54	247	3,992	1	3	31
Non-redeemable preferred stocks	4	7	378	—	—	—
Total equity securities	58	254	4,370	1	3	31
Total	142	$921	$88,143	49	$772	$52,517
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

During the three and six months ended June 30, 2015 and 2014, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

Fair value measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on the Unaudited Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2015 and 2014. Changes in interest rates subsequent to June 30, 2015 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of June 30, 2015.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2015 and December 31, 2014:

	Total	Level 1	Level 2	Level 3
June 30, 2015
U.S. government and agency securities	$99,917	$—	$99,917	$—
Foreign government	3,348	—	3,348	—
States, municipalities and political subdivisions	123,628	—	123,628	—
Public utilities	8,189	—	8,189	—
Corporate securities	131,255	—	131,255	—
Redeemable preferred stocks	1,921	1,921	—	—
Total fixed maturities	368,258	1,921	366,337	—
Public utilities	1,624	1,624	—	—
Other common stocks	23,782	23,782	—	—
Non-redeemable preferred stocks	2,495	2,495	—	—
Total equity securities	27,901	27,901	—	—
Other long-term investments	3,131	300	831	2,000
Total investments	$399,290	$30,122	$367,168	$2,000

December 31, 2014
U.S. government and agency securities	$134,434	$—	$134,434	$—
Foreign government	3,354	—	3,354	—
States, municipalities and political subdivisions	91,911	—	91,911	—
Public utilities	9,222	—	9,222	—
Corporate securities	112,616	—	112,616	—
Redeemable preferred stocks	1,093	1,093	—	—
Total fixed maturities	352,630	1,093	351,537	—
Public utilities	1,433	1,433	—	—
Other common stocks	23,048	23,048	—	—
Non-redeemable preferred stocks	1,506	1,506	—	—
Total equity securities	25,987	25,987	—	—
Other long-term investments	3,010	300	739	1,971
Total investments	$381,627	$27,380	$352,276	$1,971

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

The table below presents the rollforward of our Level 3 investments held at fair value during the six months ended June 30, 2015:

Other Investments
December 31, 2014	$1,971
Transfers in	—
Partnership income	43
Return of capital	(44)
Unrealized gains in accumulated other comprehensive income	30
June 30, 2015	$2,000

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first half of 2015, we transferred no investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $2,831,000. We have fully funded our investments in DCR and RCH, but we are still obligated to fund an additional $1,169,000 for our investment in Kayne. The information presented in the table below is as of June 30, 2015.

	Initial Investment	Book Value	Unrealized Gain	Fair Value
DCR Mortgage Partners VI, L.P.	$750	$749	$215	$964
RCH Mortgage Fund VI Investors, LP	1,000	960	76	1,036
Kayne Senior Credit Fund II, L.P.	831	831	—	831
Total limited partnerships	$2,581	$2,540	$291	$2,831
Other short-term investments	300	300	—	300
Total other investments	$2,881	$2,840	$291	$3,131

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
June 30, 2015
DCR	$(105)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(292)	Discounted cash flow	Discount rate based on D&B paydex scale	6.10%

December 31, 2014
DCR	$(107)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(292)	Discounted cash flow	Discount rate based on D&B paydex scale	6.10%

4)	ACQUISITION

On February 3, 2015, we successfully completed the acquisition of Family Security Holdings, LLC and its two wholly-owned subsidiaries. The purchase price for FSH and its subsidiaries consisted of an initial purchase price of $12,994,000 in common stock and contingent consideration based on a percentage of gross premiums written on the renewal of FSH policies during the one year period following the closing date, which we estimate to be $540,000 as of June 30, 2015. The contingent consideration will be paid in shares of our common stock one year after the closing of the merger.

The business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

The purchase price consisted of the following amounts:

Fair market value of common stock issued	$12,994
Estimate of potential contingent consideration(1)	540
Total purchase price	$13,534

(1)
The amount of the contingent consideration reflected in the table above reflects our estimate, as of June 30, 2015, of the amount of contingent consideration that we will be required to pay to the former shareholders of FSH pursuant to the purchase agreement to acquire FSH and it subsidiaries. The contingent consideration will be paid out in additional shares of our stock based on the 180 day average of the closing price of our stock in the 180 days immediately prior to the one year anniversary of the closing of the acquisition. The contingent consideration will be measured at each reporting date with changes in its fair value recognized in our Unaudited Consolidated Statements of Comprehensive Income.

The operations of FSH and its subsidiaries are included in our Unaudited Consolidated Statements of Comprehensive Income effective February 3, 2015. We have one year from the acquisition date to finalize the allocation of the purchase price of FSH and its subsidiaries. The initial purchase price allocation is as follows:

Cash	$14,467
Investments	5,588
Premium and Agents' Receivable	1,496
Intangible assets	6,312
Goodwill	4,196
Other assets	609
Loss reserves	(2,390)
Unearned premiums	(9,646)
Reinsurance payable	(998)
Loans payable	(2,246)
Deferred taxes	(2,182)
Other liabilities	(1,672)
Total purchase price	$13,534

The unaudited pro forma information has been prepared as if the FSH acquisition had taken place on January 1, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2015, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Six Months Ended June 30, 2015
		Pro Forma
	As Reported	Adjustments	Pro Forma
Revenues	$167,736	$1,127	$168,863

Net income	$5,473	$77	$5,550

Diluted earnings per share	$0.26	$—	$0.26

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and six month periods ended June 30, 2015 and June 30, 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common stockholders	$5,275	$9,590	$5,473	$20,979

Denominator:
Weighted-average shares outstanding	21,255,496	20,735,135	21,145,624	19,105,666
Effect of dilutive securities	253,015	110,559	230,916	98,139
Weighted-average diluted shares	21,508,511	20,845,694	21,376,540	19,203,805

Basic earnings per share	$0.25	$0.46	$0.26	$1.10
Diluted earnings per share	$0.25	$0.46	$0.26	$1.09

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

Property and equipment, net consists of the following:

	June 30, 2015	December 31, 2014
Land	$2,114	$2,114
Building	1,469	1,469
Computer hardware and software	10,686	6,001
Office furniture and equipment	1,337	1,319
Leasehold improvements	141	141
Total, at cost	15,747	11,044
Less: accumulated depreciation and amortization	(3,471)	(3,022)
Property and equipment, net	$12,276	$8,022

Depreciation and amortization expense under property and equipment was $112,000 and $161,000 for the three months ended June 30, 2015 and 2014, respectively and $451,000 and $327,000 for the six months ended June 30, 2015 and 2014, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

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

During the second quarter of 2015, we placed our reinsurance program for the 2015 treaty year beginning June 1, 2015 and ending on May 31, 2016. The agreements incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement in Florida against storms that the National Hurricane Center designates as hurricanes. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes.

For the treaty year beginning June 1, 2015 and ending on May 31, 2016, UPC Insurance has obtained reinsurance protection of $1,243,122,000 excess $25,000,000, providing sufficient protection for approximately a 1-in-100 year hurricane event and a second 1-in-50 year hurricane event as calculated using a blended model result predominately based on our licensed modeling software, AIR model version 15, using long-term event rates including demand surge. For a single first event hurricane or tropical storm, UPC Insurance will pay, or “retain”, 100% of losses up to $25,000,000 in a Florida event and 100% of losses up to $5,000,000 in an event outside of Florida. The catastrophe excess of loss reinsurance program provides 100% coverage for all losses in excess of $25,000,000 up to $1,173,122,000 for a first event and $1,243,122,000 for any number of subsequent events until all limit is exhausted.

For the 2015 contract year, UPC Insurance has elected a 45% participation rate with the FHCF and purchased FHCF replacement coverage from private reinsurers for the remaining 45%. Of the $1,243,122,000 in excess of $25,000,000, we estimate the mandatory FHCF layer will provide approximately $284,061,000 (45% of $631,247,000) of aggregate coverage for losses in excess of $230,356,000. The private market FHCF replacement coverage provides another $284,061,000 in excess of $230,356,000 layer for Florida only on a fully collateralized basis that also inures to the benefit of all other private reinsurance coverage.

In addition to the FHCF and FHCF replacement coverage, $585,000,000 of aggregate catastrophe reinsurance coverage in excess of $25,000,000 was acquired from 35 unaffiliated private reinsurers who either carry A.M. Best financial strength ratings of A- or higher, or have fully collateralized their maximum potential obligations in dedicated trusts for the benefit of UPC. Our 2015 agreements with these private reinsurers structure coverage into 6 layers, with a cascading feature such that all layers attach at $25,000,000. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted ensuring there are no potential gaps in coverage up to the $1,173,122,000 first event program exhaustion point. The Company also secured up to $95,000,000 of limit that can be utilized at our option for 2nd and subsequent events at an additional cost, but the Company is under no obligation to activate this layer.

UPC also purchased a $20,000,000 per occurrence, excess of $5,000,000, underlying layer with $40,000,000 of aggregate contract year limit. This coverage reduces our retention for named windstorms to $5,000,000 subject to an overall annual aggregate limit of $40,000,000. For losses in Florida, this contract stipulates an annual aggregate deductible of $25,000,000, which effectively reduces our 2nd event retention in Florida to $10,000,000 and 3rd and subsequent event retentions in Florida to $5,000,000 subject to the overall $40,000,000 of aggregate limit.

The total cost of the 2015-16 catastrophe reinsurance program is estimated to be $161,400,000.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Excess-of-loss	$(162,993)	$(131,213)	$(165,119)	$(131,274)
Equipment & identity theft	(1,604)	(1,156)	(2,798)	(1,917)
Flood	(4,109)	(4,423)	(6,956)	(7,452)
Ceded premiums written	$(168,706)	$(136,792)	$(174,873)	$(140,643)
Decrease in ceded unearned premiums	128,176	103,753	97,209	76,627
Ceded premiums earned	$(40,530)	$(33,039)	$(77,664)	$(64,016)

Current year catastrophe losses by the event magnitude are shown in the following table for the three and six months ended June 30, 2015 and 2014.

	2015			2014
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
$ 1 million to $5 million (2)	7	$4,696	5.8%	—	$—	—%
Less than $1 million (3)	5	1,821	2.3%	1	260	0.4%
Total	12	$6,517	8.1%	1	$260	0.4%

Six Months Ended June 30,
Current period catastrophe losses incurred
$ 1 million to $5 million (2)	7	$19,956	12.6%	—	$—	—%
Less than $1 million (3)	5	1,821	1.1%	1	260	0.2%
Total	12	$21,777	13.7%	1	$260	0.2%

(1)	Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

(2)	Reflects losses from winter storms and hail storms in 2015.

(3)	Reflects losses from hail storms, Texas flooding and Tropical Storm Bill in 2015 and losses from the Richland hail storm in June 2014.

We collected cash recoveries under our reinsurance agreements totaling $116,000 and $664,000 for the three month periods ended June 30, 2015 and 2014, respectively, and $927,000 and $1,081,000 for the six month periods ended June 30, 2015 and 2014, respectively.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

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

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $241,000 and $162,000 for the three month periods ended June 30, 2015 and 2014, respectively, and $482,000 and $580,000 for the six month periods ended June 30, 2015 and 2014, respectively.

8)    LONG-TERM DEBT

Our long-term debt at June 30, 2015 consisted of a note payable to the Florida State Board of Administration. At June 30, 2015 and December 31, 2014, we owed $12,941,000 and $13,529,000, respectively, on the note and the interest rate was 1.96% and 2.50%, respectively. All other terms and conditions of the note remain as described in our 2014 Form 10-K.

The $12,941,000 note payable to the Florida State Board of Administration (SBA note) requires United Property & Casualty Insurance Company to maintain surplus as regards policyholders at or above a calculated level, which was $30,354,000 at June 30, 2015. Each quarter, we monitor the surplus as regards policyholders for both of our insurance affiliates and, for various reasons, we occasionally provide additional capital to our insurance affiliates. During the three and six month periods ended June 30, 2015 and 2014, we contributed no capital to our insurance affiliates. We currently do not foresee a need for any material contributions of capital to our insurance affiliates; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that United Property & Casualty Insurance Company maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to United Property & Casualty Insurance Company under the agreement plus the outstanding balance of the note. At June 30, 2015, United Property & Casualty Insurance Company's net written premium to surplus ratio was 6.7:1, which is well above the 2:1 required ratio. United Property & Casualty Insurance Company's gross written premium to surplus ratio was 9.7:1, which exceeds the required ratio of 6:1. Should United Property & Casualty Insurance Company fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, United Property & Casualty Insurance Company's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.35% at the end of June 2015. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 1.96% at the end of June 2015. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2015, we were in compliance with the covenants of the SBA note.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

See Note 8 for information regarding commitments related to long-term debt, and Note 10 for commitments related to regulatory actions.

10)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At June 30, 2015, and during the three and six months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

The National Association of Insurance Commissioners published Risk-Based Capital (RBC) guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. Most states, including Florida and Hawaii, have enacted statutory requirements adopting the NAIC RBC guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

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

We have reported our insurance affiliates' assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

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

Our insurance affiliates must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three month periods ended June 30, 2015 and 2014, United Property & Casualty Insurance Company recorded a statutory net loss of $(345,000) and statutory net income of $3,827,000, and recorded a statutory net loss of $(2,711,000) and statutory net income of $11,261,000 for the six month periods ended June 30, 2015 and 2014, respectively. Family Security Insurance Company recorded a statutory net loss of $(49,000) and statutory net income of $66,000 for the three and six months ended June 30, 2015, respectively.

Our insurance affiliates must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. United Property & Casualty Insurance Company is required to maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. At June 30, 2015 and December 31, 2014, United Property & Casualty Insurance Company's surplus as regards policyholders was $124,314,000 and $126,249,000, respectively. Family Security Insurance Company is required to maintain capital and surplus of $3,250,000. At June 30, 2015 and March 31, 2015, Family Security Insurance Company's surplus as regards policyholders was $8,013,000 and $8,124,000, respectively. Our reinsurance affiliate is required to maintain a minimum surplus of $200,000. At June 30, 2015 and December 31, 2014, our reinsurance affiliate's surplus as regards policyholders was $19,165,000 and $19,048,000, respectively.

11)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance. During the three months ended June 30, 2015 and 2014, Groelle & Salmon, PA billed us approximately $344,000 and $208,000, respectively, and $524,000 and $300,000 for the six months ended June 30, 2015 and 2014, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $172,000 and $104,000, for the three months ended June 30, 2015 and 2014, respectively, and $262,000 and $150,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The table below details the components of accumulated other comprehensive income at period end:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2014	$6,537	$(2,526)	$4,011
Changes in net unrealized gains on investments	(2,363)	913	(1,450)
Reclassification adjustment for realized losses	11	(4)	7
June 30, 2015	$4,185	$(1,617)	$2,568

13)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to shareholders of record as follows for the periods presented:

	Six Months Ended June 30,
	2015		2014
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.05	$1,073	$0.04	$832
Second Quarter	0.05	1,077	0.04	834

On February 3, 2015, we completed the acquisition of FSH and its subsidiaries by issuing 503,857 shares of our common stock as payment of the initial purchase price. See Note 4 for additional information on this acquisition.

On March 5, 2014, we closed an underwritten public offering of 4,600,000 shares of our common stock. Our total net proceeds from the offering were approximately $54,041,000.

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our Board of Directors (Board). Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of June 30, 2015, we had not issued any shares of preferred stock.

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

We granted 65,000 and 130,442, respectively, shares of restricted common stock during the three and six month periods ended June 30, 2015, which had weighted-average grant date fair values of $16.14 and $20.38 per share, respectively. We granted 38,156 shares of restricted stock during the three and six month periods ended June 30, 2014, which had weighted-average grant date fair values of $15.24.

The following table presents certain information related to the activity of our non-vested common stock grants:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2015

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	153,383	$10.91
Granted	130,442	20.38
Forfeited	9,740	9.19
Vested	86,503	12.33
Outstanding as of June 30, 2015	187,582	$16.93

We had approximately $1,881,000 and $768,000 of unrecognized stock compensation expense on June 30, 2015 and 2014, respectively, related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $223,000 and $76,000 of stock-based compensation expense during the three months ended June 30, 2015 and 2014, respectively, and $349,000 and $121,000 of stock-based compensation expense during the six months ended June 30, 2015 and 2014, respectively.

We had approximately $891,000 of unrecognized director stock-based compensation expense at June 30, 2015, related to non-vested director stock-based compensation granted, that we expect to recognize ratably until the 2016 Annual Meeting of Stockholders. We recognized $295,000 and $636,000 of director stock-based compensation expense during the three and six months ended June 30, 2015, respectively. We did not recognize any director stock-based compensation expense during the same periods last year.

15)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On August 5, 2015, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on August 28, 2015, to stockholders of record on August 21, 2015.

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

OUR BUSINESS

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies. Our business is conducted principally through six wholly-owned subsidiaries: United Property & Casualty Insurance Company, United Insurance Management, L.C., Family Security Insurance Company, Inc., Family Security Underwriters, LLC, Skyway Claims Services, LLC (our claims adjusting affiliate) and UPC Re (our reinsurance affiliate). Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Florida, Georgia, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas, and we are licensed to write in Alabama, Connecticut, Delaware, Hawaii, Maryland, Mississippi, New Hampshire, New York and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricanes, tropical storms and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

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

Recent Events

On August 5, 2015, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on August 28, 2015, to stockholders of record on August 21, 2015.

UNITED INSURANCE HOLDINGS CORP.

2015 Highlights

•
Consolidated net income was $5,275,000 and $5,473,000 for the three and six months ended June 30, 2015, respectively, compared to $9,590,000 and $20,979,000 for the three and six months ended June 30, 2014, respectively.

•
Net income per diluted share was $0.25 and $0.26 for the three and six months ended June 30, 2015, respectively, compared to $0.46 and $1.09 for the three and six months ended June 30, 2014, respectively.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 95.9% and 100.4% for the three and six months ended June 30, 2015, respectively, compared to 81.2% and 79.5% for the three and six months ended June 30, 2014, respectively.

•
Total revenues were $85,340,000 and $167,736,000 for the three and six months ended June 30, 2015, respectively, compared to $67,704,000 and $135,211,000 for the three and six months ended June 30, 2014, respectively.

•	Investment and cash holdings were $505,042,000 at June 30, 2015, compared to $443,018,000 at December 31, 2014.

•
Investment income was $2,239,000 and $4,312,000 for the three and six months ended June 30, 2015, respectively, compared to $1,617,000 and $3,084,000 for the three and six months ended June 30, 2014, respectively.

•
Net realized losses were $(133,000) and $(11,000) for the three and six months ended June 30, 2015, respectively, compared to net realized gains of $31,000 and $45,000 for the three and six months ended June 30, 2014, respectively.

•	Book value per share was $10.19 at June 30, 2015, a 4.5% increase from $9.75 at December 31, 2014.

•	Return on average equity for the trailing twelve months ended June 30, 2015 was 12.6% compared to 26.5% for the trailing twelve months ended June 30, 2014.

•	Policies in-force were 285,333 at June 30, 2015, a 32.5% increase from 215,387 at June 30, 2014.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Gross premiums written	$162,582	$128,920	$269,198	$217,921
Increase in gross unearned premiums	(41,600)	(31,697)	(33,034)	(25,687)
Gross premiums earned	120,982	97,223	236,164	192,234
Ceded premiums earned	(40,530)	(33,039)	(77,664)	(64,016)
Net premiums earned	80,452	64,184	158,500	128,218
Investment income	2,239	1,617	4,312	3,084
Net realized gains (losses)	(133)	31	(11)	45
Other revenue	2,782	1,872	4,935	3,864
Total revenue	85,340	67,704	167,736	135,211
EXPENSES:
Losses and loss adjustment expenses	44,627	28,792	96,598	56,465
Policy acquisition costs	21,198	16,197	40,384	31,377
Operating expenses	4,809	2,858	8,350	5,367
General and administrative expenses	6,512	4,335	13,913	8,685
Interest expense	68	112	151	227
Total expenses	77,214	52,294	159,396	102,121
Income before other income	8,126	15,410	8,340	33,090
Other income	61	—	185	16
Income before income taxes	8,187	15,410	8,525	33,106
Provision for income taxes	2,912	5,820	3,052	12,127
Net income	$5,275	$9,590	$5,473	$20,979
Net income per diluted share	$0.25	$0.46	$0.26	$1.09
Book value per share			$10.19	$8.85
Return on average equity, ttm			12.6%	26.5%
Loss ratio, net[1]	55.5%	44.8%	60.9%	44.0%
Expense ratio[2]	40.4%	36.4%	39.5%	35.5%
Combined ratio (CR)[3]	95.9%	81.2%	100.4%	79.5%
Effect of current year catastrophe losses on CR	8.1%	0.4%	13.7%	0.2%
Effect of prior year (favorable) development on CR	(1.6)%	(1.6)%	(0.2)%	(0.9)%
Underlying combined ratio[4]	89.4%	82.4%	86.9%	80.2%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2015, we reassessed our critical accounting policies and estimates as disclosed within our 2014 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2015 COMPARED TO DECEMBER 31, 2014

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $505,042,000 at June 30, 2015.

The following table summarizes our investments, by type:

	June 30, 2015		December 31, 2014
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$99,917	19.8%	$134,434	30.4%
Foreign government	3,348	0.7	3,354	0.8
States, municipalities and political subdivisions	123,628	24.5	91,911	20.7
Public utilities	8,189	1.6	9,222	2.1
Corporate securities	131,255	26.0	112,616	25.4
Redeemable preferred stocks	1,921	0.4	1,093	0.2
Total fixed maturities	368,258	73.0	352,630	79.6
Public utilities	1,624	0.3	1,433	0.3
Other common stocks	23,782	4.6	23,048	5.2
Non-redeemable preferred stocks	2,495	0.5	1,506	0.3
Total equity securities	27,901	5.4	25,987	5.8
Other long-term investments	3,131	0.6	3,010	0.7
Total investments	399,290	79.0	381,627	86.1
Cash and cash equivalents	105,752	21.0	61,391	13.9
Total cash, cash equivalents and investments	$505,042	100.0%	$443,018	100.0%

We classify all of our investments as available-for-sale. Our investments at June 30, 2015 and December 31, 2014 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we held reflected a similar diversification. At June 30, 2015, approximately 85% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 15% were corporate bonds rated “BBB”.

UNITED INSURANCE HOLDINGS CORP.

At June 30, 2015, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $499,000; approximately $493,000 of the total related to thirty-six fixed maturities, while one equity security reflected an unrealized loss of $6,000.  We currently have no plans to sell these thirty-seven securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at June 30, 2015. Similarly, we did not record impairment charges at December 31, 2014.

Reinsurance Payable

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

During the second quarter of 2015, we placed our reinsurance program for the 2015 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $1,243,122,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2015, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. Effective January 1, 2015, we placed two new reinsurance agreements, which will expire on December 31, 2015.

See Note 7 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

Revenue

Net income for the quarter was $5,275,000, compared to $9,590,000 for the second quarter of 2014. The decrease in net income was primarily due to increases in losses and loss adjustment expenses (LAE) resulting from multiple catastrophe events totaling $6,518,000, and higher operating expenses which were partially offset by strong revenue growth of 26.0% and favorable reserve development of $1,251,000.

Our gross written premiums increased by $33,662,000, or 26.1%, primarily due to the strong organic growth in new and renewal business generated in all states other than Florida and the acquisition of FSH and its subsidiaries, which positively impacted the premium growth in Louisiana. The breakdown of quarter-over-quarter changes in both written and assumed premiums by state is shown in the table below.

	Three Months Ended June 30,
Direct and Assumed Premium By State	2015	2014	Change
Florida	$103,309	$100,698	$2,611
Texas	11,478	2,486	8,992
South Carolina	11,144	8,718	2,426
Louisiana	11,000	—	11,000
Massachusetts	10,091	8,228	1,863
North Carolina	6,940	3,324	3,616
Rhode Island	6,250	4,959	1,291
New Jersey	2,614	1,046	1,568
Total direct written premium by state	162,826	129,459	33,367
Assumed premium (1)	(244)	(539)	295
Total gross written premium	$162,582	$128,920	$33,662
(1) All assumed premiums are written in Florida due to policy assumptions from Citizens Property Insurance Corporation (Citizens) that are written in Florida and are shown net of opt-outs.

	Three Months Ended June 30,
New and Renewal Policies* By State	2015	2014	Change
Florida	56,870	54,126	2,744
Texas	8,281	1,925	6,356
South Carolina	7,393	5,453	1,940
Massachusetts	6,771	5,631	1,140
North Carolina	5,869	2,682	3,187
Louisiana	5,641	—	5,641
Rhode Island	5,046	4,100	946
New Jersey	2,312	914	1,398
Total	98,183	74,831	23,352
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Loss and LAE increased $15,835,000, or 55.0%, to $44,627,000 for the second quarter of 2015 from $28,792,000 for the second quarter of 2014. Loss and LAE expense as a percentage of net earned premiums increased 10.7 points resulting in a net loss ratio of 55.5% for the quarter, compared to a net loss ratio of 44.8% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 32.5%, an increase of 2.1 points from 30.4% during the second quarter of 2014.

We experienced $6,518,000 of net catastrophe losses during the quarter, which included $5,500,000 of new losses from multiple hail and windstorm events in the Southeastern U.S. that were fully retained by us, as well as $986,000 of development, net of all reinsurance recoveries, on Northeast winter storm catastrophe losses previously reported for the quarter ended March 31, 2015.

Our GAAP net combined ratio increased 14.7 points to 95.9% for the three months ended June 30, 2015 compared to 81.2% for the same period in 2014. The majority of the net combined ratio increase was caused by 8.1 points, or $6,518,000 of non-recurring catastrophe losses. Our underlying net combined ratio, which excludes losses from catastrophes and all effects of reserve development, increased 7.0 points to 89.4% for the second quarter of 2015 compared to 82.4% for the same period in 2014. Operating expenses contributed 4.0 points of the increase and higher underlying loss and LAE was responsible for the remaining 3.0 points. Approximately 55% of the operating expense increase was driven by policy acquisition costs that mostly vary directly with premiums which also grew proportionally from the same period in 2014.

The calculation of our underlying loss and combined ratios is shown below:

	Three Months Ended June 30,
	2015	2014	Change
Net Loss and LAE	$44,627	$28,792	$15,835
% of Gross earned premiums	36.9%	29.6%	7.3 pts
% of Net earned premiums	55.5%	44.8%	10.7 pts
Less:
Current year catastrophe losses	$6,518	$260	$6,258
Prior year reserve development (favorable)	(1,251)	(1,023)	(228)
Underlying loss and LAE*	$39,360	$29,555	$9,805
% of Gross earned premiums	32.5%	30.4%	2.1 pts
% of Net earned premiums	49.0%	46.0%	3.0 pts

Policy acquisition costs	$21,198	$16,197	$5,001
Operating and underwriting	4,809	2,858	1,951
General and administrative	6,512	4,335	2,177
Total Operating Expenses	$32,519	$23,390	$9,129
% of Gross earned premiums	26.9%	24.1%	2.8 pts
% of Net earned premiums	40.4%	36.4%	4.0 pts

Combined Ratio - as % of gross earned premiums	63.8%	53.7%	10.1 pts
Underlying Combined Ratio - as % of gross earned premiums	59.4%	54.5%	4.9 pts

Combined Ratio - as % of net earned premiums	95.9%	81.2%	14.7 pts
Underlying Combined Ratio - as % of net earned premiums	89.4%	82.4%	7.0 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio for the second quarter of 2015 increased to 32.5% from 30.4% in the second quarter of 2014. This increase was driven primarily by our changing exposure mix outside of Florida where we expect higher non-

UNITED INSURANCE HOLDINGS CORP.

catastrophe loss ratios as well as a minor increase in frequency of loss compared to the same period in 2014. Our net underlying loss ratio also increased from 46.0% for 2014 to 49.0% for 2015.

Policy acquisition costs increased $5,001,000, or 30.9%, to $21,198,000 for the second quarter of 2015 from $16,197,000 for the second quarter of 2014. These costs vary directly with the growth in gross premiums earned and were generally consistent with our growth in premium production and higher average commission rates outside of Florida.

Operating expenses increased to $4,809,000 for the second quarter of 2015, from $2,858,000 during the same period of last year due to increases in underwriting report costs, licensing costs and systems costs resulting from our continued growth of policies in-force and expansion into new states.

General and administrative expenses increased to $6,512,000 for the second quarter of 2015, from $4,335,000 for the second quarter of 2014 primarily due to increases in personnel costs, information technology investments and professional services related to our continued growth. Approximately $787,000 of general and administrative expense for the second quarter of 2015 was driven by non-recurring charges for legal and professional services.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

Revenue

Net income for the six months ended June 30, 2015 was $5,473,000, compared to $20,979,000 for the six months ended June 30, 2014. The decrease in net income was primarily due to increases in losses and LAE resulting from multiple catastrophe events totaling $21,777,000, and higher operating expenses which were partially offset by strong revenue growth of 24.1% and favorable reserve development of $306,000.

Our gross written premiums increased by $51,277,000, or 23.5%, primarily due to the strong organic growth in new and renewal business generated in all states other than Florida and the acquisition of FSH and its subsidiaries, which positively impacted the premium growth in Louisiana. The breakdown of period-over-period changes in both written and assumed premiums by state is shown in the table below.

	Six Months Ended June 30,
Direct and Assumed Premium By State	2015	2014	Change
Florida	$174,703	$173,735	$968
South Carolina	19,777	15,332	4,445
Massachusetts	17,147	13,620	3,527
Texas	16,244	3,296	12,948
Louisiana	15,228	—	15,228
North Carolina	12,312	5,271	7,041
Rhode Island	10,041	7,640	2,401
New Jersey	4,334	1,533	2,801
Total direct written premium by state	269,786	220,427	49,359
Assumed premium (1)	(588)	(2,506)	1,918
Total gross written premium	$269,198	$217,921	$51,277
(1) All assumed premiums are written in Florida due to policy assumptions from Citizens that are written in Florida and are shown net of opt-outs.

UNITED INSURANCE HOLDINGS CORP.

	Six Months Ended June 30,
New and Renewal Policies* By State	2015	2014	Change
Florida	97,576	95,391	2,185
South Carolina	12,994	9,634	3,360
Texas	12,077	2,537	9,540
Massachusetts	11,476	9,354	2,122
North Carolina	10,351	4,271	6,080
Rhode Island	8,152	6,415	1,737
Louisiana	7,926	—	7,926
New Jersey	3,769	1,352	2,417
Total	164,321	128,954	35,367
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the period.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Loss and LAE increased $40,133,000, or 71.1%, to $96,598,000 for the first six months of 2015 from $56,465,000 for the first six months of 2014. Loss and LAE expense as a percentage of net earned premiums increased 16.9 points resulting in a net loss ratio of 60.9% for the first six months, compared to a net loss ratio of 44.0% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first six months of 2015 was 31.8%, an increase of 2.0 points from 29.8% during the first six months of 2014.

We experienced $21,777,000 of net catastrophe losses from five separate winter weather events in Massachusetts, Rhode Island and New Jersey resulting in over 1,400 claims during the first quarter of 2015, and $5,500,000 of new losses from multiple hail and windstorm events in the Southeastern U.S. that were fully retained by us during the second quarter of 2015. In addition, during the second quarter of 2015, there was $986,000 of development, net of all reinsurance recoveries, on Northeast winter storm catastrophe losses previously reported for the quarter ended March 31, 2015.

Our GAAP net combined ratio increased 20.9 points to 100.4% for the six months ended June 30, 2015 compared to 79.5% for the same period in 2014. The majority of the net combined ratio increase was caused by 13.7 points, or $21,777,000 of non-recurring catastrophe losses. Our underlying net combined ratio, which excludes losses from catastrophes and all effects of reserve development, increased 6.7 points to 86.9% for the first six months of 2015 compared to 80.2% for the same period in 2014. Operating expenses contributed 4.0 points of the increase and higher underlying loss and LAE was responsible for the remaining 2.7 points. Approximately 52% of the operating expense increase was driven by policy acquisition costs that mostly vary directly with premiums which also grew proportionally from the same period in 2014.

The calculation of our underlying loss and combined ratios is shown below:

	Six Months Ended June 30,
	2015	2014	Change
Net Loss and LAE	$96,598	$56,465	$40,133
% of Gross earned premiums	40.9%	29.4%	11.5 pts
% of Net earned premiums	60.9%	44.0%	16.9 pts
Less:
Current year catastrophe losses	$21,777	$260	$21,517
Prior year reserve development (favorable)	(306)	(1,165)	859
Underlying loss and LAE*	$75,127	$57,370	$17,757
% of Gross earned premiums	31.8%	29.8%	2.0 pts
% of Net earned premiums	47.4%	44.7%	2.7 pts

Policy acquisition costs	$40,384	$31,377	$9,007
Operating and underwriting	8,350	5,367	2,983
General and administrative	13,913	8,685	5,228
Total Operating Expenses	$62,647	$45,429	$17,218
% of Gross earned premiums	26.5%	23.6%	2.9 pts
% of Net earned premiums	39.5%	35.5%	4.0 pts

Combined Ratio - as % of gross earned premiums	67.4%	53.0%	14.4 pts
Underlying Combined Ratio - as % of gross earned premiums	58.3%	53.4%	4.9 pts

Combined Ratio - as % of net earned premiums	100.4%	79.5%	20.9 pts
Underlying Combined Ratio - as % of net earned premiums	86.9%	80.2%	6.7 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

UNITED INSURANCE HOLDINGS CORP.

Our gross underlying loss ratio for the six months ended June 30, 2015 increased to 31.8% from 29.8% for the six months ended June 30, 2014. This increase was driven primarily by our changing exposure mix outside of Florida where we expect higher non-catastrophe loss ratios as well as a minor increase in frequency of loss compared to the same period in 2014. Our net underlying loss ratio also increased from 44.7% for the six months ended June 30, 2014 to 47.4% for the six months ended June 30, 2015.

Policy acquisition costs increased $9,007,000, or 28.7%, to $40,384,000 for the six months ended June 30, 2015 from $31,377,000 for the same period of 2014. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average commission rates outside of Florida.

Operating expenses increased to $8,350,000 for the six months ended June 30, 2015, from $5,367,000 during the same period of last year due to increases in underwriting report costs, licensing costs and systems costs resulting from our continued growth of policies in-force and expansion into new states.

General and administrative expenses increased to $13,913,000 for the six months ended June 30, 2015, from $8,685,000 for the six months ended June 30, 2014 primarily due to increases in personnel costs, information technology investments and professional services related to our continued growth. Approximately $1,041,000 of general and administrative expense was driven by non-recurring changes for legal and professional services which occurred during the second quarter of 2015.

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

As a holding company, we do not conduct any business operations of our own and as a result, we rely on cash dividends or intercompany loans from our management affiliate to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate our insurance affiliates, including restricting any dividends paid by our insurance affiliates and requiring approval of any management fees our insurance affiliates pay to our management affiliates for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. Our management affiliates pay us dividends primarily using cash from the collection of management fees from our insurance affiliates, pursuant to the management agreements in effect between those entities.

Operating Activities

During the six months ended June 30, 2015, our operations generated cash of $53,354,000, compared to generating cash of $48,019,000 during the same period in 2014. The $5,335,000 increase in operating cash was primarily driven by a $51,464,000 increase in premium collections during the first half of 2015 compared to the same period in 2014 and by an increase of $1,734,000 of assumed premiums because we returned $8,049,000 of assumed premiums during the first half of 2015 compared to a return of $9,783,000 of premiums during the same period last year. In addition, we paid $4,491,000 of income taxes during the first half of 2015 compared to paying $19,221,000 of income taxes for the same period last year. Partially offsetting this increase in cash inflows was an increase in cash outflows related to claims payments, operating expenses, reinsurance payments and agent commission expenses. Claims payments increased approximately $39,056,000, primarily due to the increase in exposures and payments on claims from current and prior accident years. Operating expenses and agents' commission payments increased $10,266,000 and $4,470,000, respectively, due to the continuing growth of our Company. Reinsurance payments increased $9,291,000 because we purchased more reinsurance coverage under our 2015-2016 contracts than we purchased under our 2014-2015 contracts.

Investing Activities

During the six months ended June 30, 2015, our investing activities used $3,844,000 of cash compared to using $54,846,000 of cash in the same period of the prior year because we purchased $79,357,000 of investments during the six months ended June 30, 2015 compared to purchasing $143,507,000 of investments during the same period in 2014. Partially offsetting the decrease in net cash used during the quarter was a $14,467,000 increase in cash acquired from the FSH and its subsidiaries acquisition and a $24,205,000 decrease in sales of investments during the six months ended June 30, 2015 compared to the same period in 2014. In addition, our investments in property and equipment increased $3,410,000 primarily due to the purchase of capitalized software as we continue to grow and insource our critical systems and processes for claims and policy administration.

Financing Activities

During the six months ended June 30, 2015, our financing activities used cash of $5,149,000 compared to providing cash of $51,677,000 during the six months ended June 30, 2014. The decrease in cash provided by financing activities primarily relates to the $54,041,000 in net proceeds generated during the first quarter of 2014, by the public offering of 4,600,000 shares of our common stock, while no such offering proceeds were generated in the first half of 2015. See Note 13 in our Notes to Unaudited Consolidated Financial Statements for additional information. In addition, repayments of borrowings increased $2,246,000 because we paid off the outstanding loan payable balance acquired in the FSH and its subsidiaries transaction during the first quarter of 2015.

Our insurance affiliates are subject to extensive state regulation, including approval of any management fees they pay to our management affiliates for services rendered. In accordance with state laws, our insurance affiliates may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The RBC guidelines published by the NAIC may further restrict our insurance affiliates' ability to pay dividends or

UNITED INSURANCE HOLDINGS CORP.

make distributions if the amount of the intended dividend or distribution would cause their respective surplus as regards policyholders to fall below minimum RBC guidelines. See Note 10 in our Notes to Unaudited Consolidated Financial Statements for additional information.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2015, we had no off-balance-sheet arrangements.

UNITED INSURANCE HOLDINGS CORP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to interest rates, the financial condition of the issuer of our fixed-maturities and equity security prices. These risks were disclosed within our 2014 Form 10-K; we have no material changes or additions to that disclosure.

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

During the fiscal quarter ended June 30, 2015, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended June 30, 2015, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At June 30, 2015, we were in compliance with these requirements.

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

Repurchases. During the three months ended June 30, 2015, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description
10.1
Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida and including Adenda 1, effective June 1, 2015 (included as exhibit 10.1 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.2
Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Family Security Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.2 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.3
Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Family Security Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.3 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.4
Florida Hurricane Catastrophe Fund Replacement Contract Between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.4 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.5
Multi-Year 1 CAT Contract between United Property & Casualty Insurance Company and Family Security Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.5 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.6
Multi-Year 2 CAT Contract between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.6 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.7
Optional Amendment to Change Prior Elections Made in the Reimbursement Contract or the addenda to the Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2015 (included as exhibit 10.7 to the Form 8-K filed on May 27, 2015 and incorporated herein by reference).

10.8
Underlying Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Family Security Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.8 to the Form 8-K filed on May 27, 2015 and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

August 6, 2015	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

August 6, 2015	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)