Form 10-Q
period 2015-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2015-11-05
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission File Number 001-35761
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 5, 2015; 21,527,817 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of September 30, 2015, and for the three and nine months ended September 30, 2015 (Form 10-Q) or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $415,605 and $350,063, respectively)	$418,399	$352,630
Equity securities (adjusted cost of $22,896 and $22,278, respectively)	24,303	25,987
Other investments (amortized cost of $2,734 and $2,749, respectively)	3,036	3,010
Total investments	$445,738	$381,627
Cash and cash equivalents	84,341	61,391
Accrued investment income	2,565	2,239
Property and equipment, net	15,343	8,022
Premiums receivable, net	46,389	31,369
Reinsurance recoverable on paid and unpaid losses	2,804	2,068
Prepaid reinsurance premiums	120,657	63,827
Goodwill	4,196	—
Deferred policy acquisition costs	46,928	31,925
Other assets	11,719	1,701
Total Assets	$780,680	$584,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$71,943	$54,436
Unearned premiums	299,419	229,486
Reinsurance payable	118,440	45,254
Other liabilities	51,048	37,701
Notes payable	12,647	13,529
Total Liabilities	$553,497	$380,406
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,739,900 and 21,116,497 issued; 21,527,817 and 20,904,414 outstanding for 2015 and 2014, respectively	2	2
Additional paid-in capital	96,718	82,380
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	2,763	4,011
Retained earnings	128,131	117,801
Total Stockholders' Equity	$227,183	$203,763
Total Liabilities and Stockholders' Equity	$780,680	$584,169

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUE:
Gross premiums written	$155,985	$105,065	$425,183	$322,986
Increase in gross unearned premiums	(27,252)	(4,214)	(60,286)	(29,901)
Gross premiums earned	128,733	100,851	364,897	293,085
Ceded premiums earned	(44,730)	(35,741)	(122,394)	(99,757)
Net premiums earned	84,003	65,110	242,503	193,328
Investment income	2,413	1,807	6,725	4,891
Net realized gains (losses)	323	(69)	312	(24)
Other revenue	3,067	1,999	8,002	5,863
Total revenue	89,806	68,847	257,542	204,058
EXPENSES:
Losses and loss adjustment expenses	40,432	30,140	137,030	86,605
Policy acquisition costs	23,756	17,291	64,140	48,668
Operating expenses	4,329	3,086	12,679	8,453
General and administrative expenses	8,331	4,709	22,244	13,394
Interest expense	81	98	232	325
Total expenses	76,929	55,324	236,325	157,445
Income before other income	12,877	13,523	21,217	46,613
Other income	107	—	292	16
Income before income taxes	12,984	13,523	21,509	46,629
Provision for income taxes	4,901	4,883	7,953	17,010
Net income	$8,083	$8,640	$13,556	$29,619
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	641	(1,249)	(1,722)	4,401
Reclassification adjustment for net realized investment (gains) losses	(323)	69	(312)	24
Income tax benefit (expense) related to items of other comprehensive income	(123)	456	786	(1,710)
Total comprehensive income	$8,278	$7,916	$12,308	$32,334

Weighted average shares outstanding
Basic	21,290,759	20,745,245	21,193,825	19,658,199
Diluted	21,528,546	20,843,603	21,427,398	19,756,411

Earnings per share
Basic	$0.38	$0.42	$0.64	$1.51
Diluted	$0.38	$0.41	$0.63	$1.50

Dividends declared per share	$0.05	$0.04	$0.15	$0.12

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$13,556	$29,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,093	518
Bond amortization and accretion	(286)	1,101
Net realized gains	(312)	24
Provision for uncollectable premiums/over and short	314	60
Deferred income taxes, net	3,892	(1,112)
Stock based compensation	1,525	230
Changes in operating assets and liabilities:
Accrued investment income	(326)	(95)
Premiums receivable	(13,838)	(7,929)
Reinsurance recoverable on paid and unpaid losses	(736)	(1,271)
Prepaid reinsurance premiums	(56,830)	(41,975)
Deferred policy acquisition costs, net	(15,003)	(8,578)
Other assets	(9,581)	280
Unpaid losses and loss adjustment expenses	15,117	5,962
Unearned premiums	60,286	29,901
Reinsurance payable	72,188	55,977
Other liabilities	11,136	(3,513)
Net cash provided by operating activities	$83,195	$59,199
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	113,377	145,059
Purchases of investments available for sale	(173,336)	(204,429)
Cash from acquisition	14,467	—
Cost of property, equipment and capitalized software acquired	(8,218)	(1,948)
Net cash used in investing activities	$(53,710)	$(61,318)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(181)	(110)
Repayments of borrowings	(3,128)	(882)
Dividends	(3,226)	(2,500)
Proceeds from issuance of common stock	—	54,041
Net cash provided by (used in) financing activities	$(6,535)	$50,549
Increase in cash	22,950	48,430
Cash and cash equivalents at beginning of period	61,391	34,888
Cash and cash equivalents at end of period	$84,341	$83,318

Supplemental Cash Flows Information
Interest paid	$230	$301
Income taxes paid	$6,920	$21,464

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of September 30, 2015, with the Audited Consolidated Balance Sheet amounts as of December 31, 2014, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of September 30, 2015, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2014 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2015 and December 31, 2014, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable and accrued expenses. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-09 (ASU 2015-09), Financial Services - Insurance (Topic 944), which improves disclosure requirements for all insurance entities that issue short-duration contracts. The amendments in ASU 2015-09 increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows and the development of loss reserve estimates. ASU 2015-09 is effective for all public entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments are effective for annual years beginning after December 15, 2016, and for interim periods within annual years beginning after December 15, 2017. Early adoption is permitted. We do not expect that our adoption of ASU 2015-09 will have a material effect on our consolidated financial statements.

In August 2015, the FASB issued Final Rulemaking Release No. 33-9877: Pay Ratio Disclosure. The amendments covered by the Final Rules to Implement Section 953(b) of the Dodd-Frank Concerning Pay Ratio Disclosures requires disclosure of (1) an entity's median annual compensation for all employees, other than the chief executive officer, and the total annual compensation for the entity's chief executive officer, and (2) the two amounts expressed as a ratio. The release is effective for all public entities in the annual report for the first full fiscal year beginning on or after January 1, 2017, with a transition period provided for new registrants. We are evaluating the impact of the new guidance on our consolidated financial statements; however, we do not expect that our adoption of this guidance will have a material effect on our consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2015 and December 31, 2014:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. government and agency securities	$118,473	$415	$158	$118,730
Foreign government	3,265	126	—	3,391
States, municipalities and political subdivisions	135,699	2,325	469	137,555
Public utilities	8,927	199	19	9,107
Corporate securities	147,399	1,454	1,048	147,805
Redeemable preferred stocks	1,842	10	41	1,811
Total fixed maturities	415,605	4,529	1,735	418,399
Public utilities	1,669	69	27	1,711
Other common stocks	18,871	2,527	1,150	20,248
Non-redeemable preferred stocks	2,356	15	27	2,344
Total equity securities	22,896	2,611	1,204	24,303
Other long-term investments	2,734	302	—	3,036
Total investments	$441,235	$7,442	$2,939	$445,738

December 31, 2014
U.S. government and agency securities	$134,601	$423	$590	$134,434
Foreign government	3,275	79	—	3,354
States, municipalities and political subdivisions	90,262	1,866	217	91,911
Public utilities	9,044	217	39	9,222
Corporate securities	111,787	1,409	580	112,616
Redeemable preferred stocks	1,094	9	10	1,093
Total fixed maturities	350,063	4,003	1,436	352,630
Public utilities	1,222	211	—	1,433
Other common stocks	19,560	3,738	250	23,048
Non-redeemable preferred stocks	1,496	17	7	1,506
Total equity securities	22,278	3,966	257	25,987
Other long-term investments	2,749	261	—	3,010
Total investments	$375,090	$8,230	$1,693	$381,627

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine month periods ended September 30, 2015 and 2014:

	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$315	$24,168	$2	$333
Equity securities	778	2,469	2	44,024
Total realized gains	1,093	26,637	4	44,357
Fixed maturities	(95)	4,131	(73)	2,270
Equity securities	(675)	2,106	—	—
Total realized losses	(770)	6,237	(73)	2,270
Net realized investment gains (losses)	$323	$32,874	$(69)	$46,627

Nine Months Ended September 30,
Fixed maturities	$542	$45,392	$23	$1,453
Equity securities	817	3,441	174	111,075
Total realized gains	1,359	48,833	197	112,528
Fixed maturities	(364)	22,159	(150)	4,823
Equity securities	(683)	2,264	(71)	1,013
Total realized losses	(1,047)	24,423	(221)	5,836
Net realized investment gains (losses)	$312	$73,256	$(24)	$118,364

The table below summarizes our fixed maturities at September 30, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2015
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$55,322	13.3%	$55,360	13.2%
Due after one year through five years	181,013	43.6	182,064	43.5
Due after five years through ten years	134,012	32.2	134,815	32.2
Due after ten years	45,258	10.9	46,160	11.1
Total	$415,605	100.0%	$418,399	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturities	$2,078	$1,611	$5,879	$4,237
Equity securities	222	171	656	537
Cash, cash equivalents and short-term investments	4	2	9	7
Other investments	105	23	171	110
Other assets	4	—	10	—
Investment income	2,413	1,807	6,725	4,891
Investment expenses	(92)	(79)	(181)	(227)
Net investment income	$2,321	$1,728	$6,544	$4,664

Portfolio monitoring

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we determine if the loss is temporary or other-than-temporary. If our management decides to sell the security or determines that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity, contractual or regulatory purposes, then the security's decline in fair value is considered other-than-temporary and is recorded in earnings.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. government and agency securities	13	$28	$22,250	20	$130	$11,186
States, municipalities and political subdivisions	34	458	36,940	5	11	6,447
Public utilities	4	1	364	2	18	2,302
Corporate securities	61	841	48,978	8	207	9,123
Redeemable preferred stocks	5	41	566	—	—	—
Total fixed maturities	117	1,369	109,098	35	366	29,058
Public utilities	7	27	683	—	—	—
Other common stocks	97	1,090	10,723	3	60	196
Non-redeemable preferred stocks	14	27	1,164	—	—	—
Total equity securities	118	1,144	12,570	3	60	196
Total	235	$2,513	$121,668	38	$426	$29,254

December 31, 2014
U.S. government and agency securities	32	$285	$36,081	20	$305	$16,947
States, municipalities and political subdivisions	24	100	22,272	11	117	14,310
Public utilities	1	1	1,274	1	38	1,014
Corporate securities	23	271	23,738	16	309	20,215
Redeemable preferred stocks	4	10	408	—	—	—
Total fixed maturities	84	667	83,773	48	769	52,486
Other common stocks	54	247	3,992	1	3	31
Non-redeemable preferred stocks	4	7	378	—	—	—
Total equity securities	58	254	4,370	1	3	31
Total	142	$921	$88,143	49	$772	$52,517
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

During the three and nine months ended September 30, 2015 and 2014, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2015 and December 31, 2014. Changes in interest rates subsequent to September 30, 2015 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of September 30, 2015.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2015 and December 31, 2014:

	Total	Level 1	Level 2	Level 3
September 30, 2015
U.S. government and agency securities	$118,730	$—	$118,730	$—
Foreign government	3,391	—	3,391	—
States, municipalities and political subdivisions	137,555	—	137,555
Public utilities	9,107	—	9,107
Corporate securities	147,805	—	147,805	—
Redeemable preferred stocks	1,811	1,811	—
Total fixed maturities	418,399	1,811	416,588	—
Public utilities	1,711	1,711	—	—
Other common stocks	20,248	20,248	—
Non-redeemable preferred stocks	2,344	2,344	—	—
Total equity securities	24,303	24,303	—	—
Other long-term investments	3,036	300	831	1,905
Total investments	$445,738	$26,414	$417,419	$1,905

December 31, 2014
U.S. government and agency securities	$134,434	$—	$134,434	$—
Foreign government	3,354	—	3,354	—
States, municipalities and political subdivisions	91,911	—	91,911	—
Public utilities	9,222	—	9,222	—
Corporate securities	112,616	—	112,616	—
Redeemable preferred stocks	1,093	1,093	—	—
Total fixed maturities	352,630	1,093	351,537	—
Public utilities	1,433	1,433	—	—
Other common stocks	23,048	23,048	—	—
Non-redeemable preferred stocks	1,506	1,506	—	—
Total equity securities	25,987	25,987	—	—
Other long-term investments	3,010	300	739	1,971
Total investments	$381,627	$27,380	$352,276	$1,971

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

The table below presents the rollforward of our Level 3 investments held at fair value during the nine months ended September 30, 2015:

Other Investments
December 31, 2014	$1,971
Transfers in	—
Partnership income	69
Return of capital	(177)
Unrealized gains in accumulated other comprehensive income	42
September 30, 2015	$1,905

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first nine months of 2015, we transferred no investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $2,736,000. We have fully funded our investments in DCR and RCH, but we are still obligated to fund an additional $1,169,000 for our investment in Kayne. The information presented in the table below is as of September 30, 2015.

	Initial Investment	Book Value	Unrealized Gain	Fair Value
DCR Mortgage Partners VI, L.P.	$627	$638	$231	$869
RCH Mortgage Fund VI Investors, LP	1,000	965	71	1,036
Kayne Senior Credit Fund II, L.P.	831	831	—	831
Total limited partnerships	$2,458	$2,434	$302	$2,736
Other short-term investments	300	300	—	300
Total other investments	$2,758	$2,734	$302	$3,036

The following table summarizes the quantitative impact that the significant unobservable inputs used to estimate the fair value of our Level 3 investments has on the estimated fair value on our investments shown in the tables above. The DCR and RCH investments were valued using a duration of 60 months for both periods presented below.

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
September 30, 2015
DCR	$(89)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(292)	Discounted cash flow	Discount rate based on D&B paydex scale	6.10%

December 31, 2014
DCR	$(107)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(292)	Discounted cash flow	Discount rate based on D&B paydex scale	6.10%

4)	ACQUISITION

On February 3, 2015, we successfully completed the acquisition of Family Security Holdings, LLC and its two wholly-owned subsidiaries. The purchase price for FSH and its subsidiaries consisted of an initial purchase price of $12,994,000 in common stock and contingent consideration based on a percentage of gross premiums written on the renewal of FSH policies during the one year period following the closing date, which we estimate to be $540,000 as of September 30, 2015. The contingent consideration will be paid in shares of our common stock one year after the closing of the merger.

The business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

The purchase price consisted of the following amounts:

Fair market value of common stock issued	$12,994
Estimate of potential contingent consideration(1)	540
Total purchase price	$13,534

(1)
The amount of the contingent consideration reflected in the table above reflects our estimate, as of September 30, 2015, of the amount of contingent consideration that we will be required to pay to the former shareholders of FSH pursuant to the purchase agreement to acquire FSH and it subsidiaries. The contingent consideration will be paid out in additional shares of our stock based on the 180 day average of the closing price of our stock in the 180 days immediately prior to the one year anniversary of the closing of the acquisition. The contingent consideration will be measured at each reporting date with changes in its fair value recognized in our Unaudited Consolidated Statements of Comprehensive Income.

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

	For the Nine Months Ended September 30, 2015
		Pro Forma
	As Reported	Adjustments	Pro Forma
Revenues	$257,542	$1,127	$258,669

Net income	$13,556	$77	$13,633

Diluted earnings per share	$0.63	$—	$0.64

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2015 and September 30, 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common stockholders	$8,083	$8,640	$13,556	$29,619

Denominator:
Weighted-average shares outstanding	21,290,759	20,745,245	21,193,825	19,658,199
Effect of dilutive securities	237,787	98,358	233,573	98,212
Weighted-average diluted shares	21,528,546	20,843,603	21,427,398	19,756,411

Basic earnings per share	$0.38	$0.42	$0.64	$1.51
Diluted earnings per share	$0.38	$0.41	$0.63	$1.50

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

On September 9, 2015, we entered into a purchase and sale agreement to acquire approximately 7,800 square feet of commercial office space in St. Petersburg, Florida. We are depreciating the building over its expected useful life of 39 years.

Property and equipment, net consists of the following:

	September 30, 2015	December 31, 2014
Land	$2,114	$2,114
Building and building improvements	3,366	1,469
Computer hardware and software	12,002	6,001
Office furniture and equipment	1,638	1,319
Leasehold improvements	141	141
Total, at cost	19,261	11,044
Less: accumulated depreciation and amortization	(3,918)	(3,022)
Property and equipment, net	$15,343	$8,022

Depreciation and amortization expense under property and equipment was $446,000 and $191,000 for the three months ended September 30, 2015 and 2014, respectively and $897,000 and $518,000 for the nine months ended September 30, 2015 and 2014, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

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
September 30, 2015

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Excess-of-loss	$1,898	$4,642	$(163,221)	$(126,632)
Equipment & identity theft	(1,723)	(1,221)	(4,521)	(3,138)
Flood	(4,505)	(4,509)	(11,461)	(11,961)
Ceded premiums written	$(4,330)	$(1,088)	$(179,203)	$(141,731)
Increase (decrease) in ceded unearned premiums	(40,400)	(34,653)	56,809	41,974
Ceded premiums earned	$(44,730)	$(35,741)	$(122,394)	$(99,757)

Current year catastrophe losses by the event magnitude are shown in the following table for the three and nine months ended September 30, 2015 and 2014.

	2015			2014
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
$ 1 million to $5 million (2)	1	$2,420	2.8%	—	$—	—%
Less than $1 million (3)	12	1,388	1.7%	3	714	1.1%
Total	13	$3,808	4.5%	3	$714	1.1%

Nine Months Ended September 30,
Current period catastrophe losses incurred
$ 5 million to $10 million(4)	2	$11,342	4.7%	—	$—	—%
$ 1 million to $5 million (5)	6	12,275	5.1%	—	—	—%
Less than $1 million (3)	5	1,968	0.8%	3	974	0.5%
Total	13	$25,585	10.6%	3	$974	0.5%

(1)	Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

(2)	Reflects losses from a wind storm in 2015.

(3)
Reflects losses from winter storms, hail storms, Texas flooding, Hurricane Anna and Tropical Storm Bill in 2015 and losses from the Richland hail storm, Hurricane Arthur and the Revere Tornado in 2014.

(4)	Reflects losses from winter storms in 2015.

(5)	Reflects losses from winter storms, hail storms and wind storms in 2015.

We collected cash recoveries under our reinsurance agreements totaling $7,608,000 and $100,000 for the three month periods ended September 30, 2015 and 2014, respectively, and $8,535,000 and $1,181,000 for the nine month periods ended September 30, 2015 and 2014, respectively.

Effective January 1, 2015, we entered into two new reinsurance agreements, that will expire on December 31, 2015. The first reinsurance agreement provides excess-of-loss coverage for losses arising out of property business up to $3,000,000 in excess of $1,000,000 per risk. Should a loss recovery, or series of loss recoveries, exhaust the coverage provided under the

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

agreement for losses arising out of property-only business, excluding named windstorms, two reinstatements of coverage are included at no additional premium, with a third reinstatement subject to additional premium. We also entered into a second property catastrophe excess-of-loss reinsurance agreement that provides coverage up to $25,000,000 in excess of $3,000,000. This agreement provides coverage for events during any period of 168 consecutive hours that are not named hurricanes or tropical storms. Should losses for one event exceed $25,000,000, our catastrophe reinsurance agreements would provide reinsurance for the remaining losses. Reinstatements of the second property catastrophe agreement are subject to an additional premium.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $239,000 and $168,000 for the three month periods ended September 30, 2015 and 2014, respectively, and $721,000 and $748,000 for the nine month periods ended September 30, 2015 and 2014, respectively.

8)    LONG-TERM DEBT

Our long-term debt at September 30, 2015 consisted of a note payable to the Florida State Board of Administration. At September 30, 2015 and December 31, 2014, we owed $12,647,000 and $13,529,000, respectively, on the note and the interest rate was 2.33% and 2.50%, respectively. All other terms and conditions of the note remain as described in our 2014 Form 10-K.

The $12,647,000 note payable to the Florida State Board of Administration (SBA note) requires United Property & Casualty Insurance Company to maintain surplus as regards policyholders at or above a calculated level, which was $29,909,000 at September 30, 2015. Each quarter, we monitor the surplus as regards policyholders for both of our insurance affiliates and, for various reasons, we occasionally provide additional capital to our insurance affiliates. During the three and nine month periods ended September 30, 2015 and 2014, we contributed no capital to our insurance affiliates. We currently do not foresee a need for any material contributions of capital to our insurance affiliates; however, any future contributions of capital will depend on circumstances at the time.

Our SBA note requires that United Property & Casualty Insurance Company maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to United Property & Casualty Insurance Company under the agreement plus the outstanding balance of the note. At September 30, 2015, United Property & Casualty Insurance Company's net written premium to surplus ratio was 7.3:1, which is well above the 2:1 required ratio. United Property & Casualty Insurance Company's gross written premium to surplus ratio was 10.1:1, which exceeds the required ratio of 6:1. Should United Property & Casualty Insurance Company fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, United Property & Casualty Insurance Company's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.06% at the end of September 2015. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.33% at the end of September 2015. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2015, we were in compliance with the covenants of the SBA note.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation.

See Note 8 for information regarding commitments related to long-term debt, and Note 10 for commitments related to regulatory actions.

10)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At September 30, 2015, and during the three and nine months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

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

Our insurance affiliates must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three month and nine month periods ended September 30, 2015 and 2014, United Property & Casualty Insurance Company (UPC), Family Security Insurance Company, Inc. (FSIC) and UPC Re (our reinsurance affiliate) recorded statutory net income (loss).

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
UPC	$2,537	$4,720	$(174)	$15,981
UPC Re	$169	$1,605	$249	$2,225
FSIC	$1,567	N/A(1)	$1,633	N/A(1)
(1)There is not a reportable value for FSIC as of September 30, 2014 as we did not own the company until February 2015.

Our insurance affiliates must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. UPC is required to maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. Our reinsurance affiliate is required to maintain a minimum surplus of $200,000. Family Security Insurance Company, Inc. is required to maintain capital and surplus of $3,250,000. The table below shows the amount of surplus as regards policyholders for our regulated entities at September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015	December 31, 2014
UPC	$126,594	$126,249
UPC Re(2)	$(1,445)	$19,048
FSIC	$9,678	N/A(1)
(1)There is not a reportable value for FSIC at December 31, 2014 as we did not own the company until February 2015.
(2)UPC Re is currently in a negative statutory position due to dividends being paid during Q3 2015.
This negative statutory position will be corrected prior to year end to meet the minimum surplus requirements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

11)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance. During the three months ended September 30, 2015 and 2014, Groelle & Salmon, PA billed us approximately $394,000 and $288,000, respectively, and $918,000 and $587,000 for the nine months ended September 30, 2015 and 2014, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $197,000 and $144,000, for the three months ended September 30, 2015 and 2014, respectively, and $459,000 and $293,500 for the nine months ended September 30, 2015 and 2014, respectively.

12)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2014	$6,537	$(2,526)	$4,011
Changes in net unrealized gains on investments	(1,722)	666	(1,056)
Reclassification adjustment for realized gains	(312)	120	(192)
September 30, 2015	$4,503	$(1,740)	$2,763

13)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to shareholders of record as follows for the periods presented:

	Nine Months Ended September 30,
	2015		2014
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.05	$1,073	$0.04	$832
Second Quarter	$0.05	$1,077	$0.04	$834
Third Quarter	$0.05	$1,076	$0.04	$834

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

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our Board of Directors (Board). Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of September 30, 2015, we had not issued any shares of preferred stock.

14) STOCK-BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - Compensation - Stock Compensation.

Stock-based compensation cost for restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation cost over the award’s requisite service period on a straight-line basis for time-based restricted stock grants.

We granted zero shares of restricted common stock during the three month period ended September 30, 2015 and September 30, 2014. We granted 130,442, shares of restricted common stock during the nine month period ended September 30, 2015, which had a weighted-average grant date fair value of $20.38 per share. We granted 38,156 shares of restricted stock during the nine month periods ended September 30, 2014, which had weighted-average grant date fair values of $15.24.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	153,383	$10.91
Granted	130,442	20.38
Forfeited	10,896	10.50
Vested	89,774	12.67
Outstanding as of September 30, 2015	183,155	$16.82

We had approximately $1,606,000 and $700,000 of unrecognized stock compensation expense on September 30, 2015 and 2014, respectively, related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $275,000 and $88,000 of stock-based compensation expense during the three months ended September 30, 2015 and 2014, respectively, and $624,000 and $209,000 of stock-based compensation expense during the nine months ended September 30, 2015 and 2014, respectively.

We had approximately $625,000 of unrecognized director stock-based compensation expense at September 30, 2015, related to non-vested director stock-based compensation granted, that we expect to recognize ratably until the 2016 Annual Meeting of Stockholders. We recognized $265,000 and $901,000 of director stock-based compensation expense during the three and nine months ended September 30, 2015, respectively. We recognized $23,000 of director stock-based compensation expense during the three and nine months ended September 30, 2014.

15)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On November 5, 2015, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on November 27, 2015, to stockholders of record on November 20, 2015.

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

Recent Events

On November 5, 2015, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on November 27, 2015, to stockholders of record on November 20, 2015.

On September 26, 2015, we entered into a Stock Purchase Agreement with Interboro LLC to acquire Interboro Insurance Company (Interboro), a New-York domiciled property and casualty insurer authorized in New York, South Carolina, Alabama, Louisiana, and Washington, D.C. Under the terms of the agreement, we will acquire all of the outstanding common stock of Interboro for $57,000,000. We will pay $48,500,000 of cash at closing and issue an $8,500,000 promissory note to Interboro LLC, which will mature in 18 months and bear interest at an annual rate of 6%. The purchase price is subject to adjustment if Interboro's GAAP net book value is less than or greater than $40,700,000 as of the closing of the purchase transaction.

UNITED INSURANCE HOLDINGS CORP.

2015 Highlights

•
Consolidated net income was $8,083,000 and $13,556,000 for the three and nine months ended September 30, 2015, respectively, compared to $8,640,000 and $29,619,000 for the three and nine months ended September 30, 2014, respectively.

•
Net income per diluted share was $0.38 and $0.63 for the three and nine months ended September 30, 2015, respectively, compared to $0.41 and $1.50 for the three and nine months ended September 30, 2014, respectively.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 91.5% and 97.4% for the three and nine months ended September 30, 2015, respectively, compared to 84.8% and 81.3% for the three and nine months ended September 30, 2014, respectively.

•
Total revenues were $89,806,000 and $257,542,000 for the three and nine months ended September 30, 2015, respectively, compared to $68,847,000 and $204,058,000 for the three and nine months ended September 30, 2014, respectively.

•	Investment and cash holdings were $530,079,000 at September 30, 2015, compared to $443,018,000 at December 31, 2014.

•
Investment income was $2,413,000 and $6,725,000 for the three and nine months ended September 30, 2015, respectively, compared to $1,807,000 and $4,891,000 for the three and nine months ended September 30, 2014, respectively.

•
Net realized gains were $323,000 and $312,000 for the three and nine months ended September 30, 2015, respectively, compared to net realized losses of $(69,000) and $(24,000) for the three and nine months ended September 30, 2014, respectively.

•	Book value per share was $10.55 at September 30, 2015, a 8.2% increase from $9.75 at December 31, 2014.

•	Return on average equity for the trailing twelve months ended September 30, 2015 was 11.9% compared to 27.4% for the trailing twelve months ended September 30, 2014.

•	Policies in-force were 307,748 at September 30, 2015, a 37.2% increase from 224,304 at September 30, 2014.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Gross premiums written	$155,985	$105,065	$425,183	$322,986
Increase in gross unearned premiums	(27,252)	(4,214)	(60,286)	(29,901)
Gross premiums earned	128,733	100,851	364,897	293,085
Ceded premiums earned	(44,730)	(35,741)	(122,394)	(99,757)
Net premiums earned	84,003	65,110	242,503	193,328
Investment income	2,413	1,807	6,725	4,891
Net realized gains (losses)	323	(69)	312	(24)
Other revenue	3,067	1,999	8,002	5,863
Total revenue	89,806	68,847	257,542	204,058
EXPENSES:
Losses and loss adjustment expenses	40,432	30,140	137,030	86,605
Policy acquisition costs	23,756	17,291	64,140	48,668
Operating expenses	4,329	3,086	12,679	8,453
General and administrative expenses	8,331	4,709	22,244	13,394
Interest expense	81	98	232	325
Total expenses	76,929	55,324	236,325	157,445
Income before other income	12,877	13,523	21,217	46,613
Other income	107	—	292	16
Income before income taxes	12,984	13,523	21,509	46,629
Provision for income taxes	4,901	4,883	7,953	17,010
Net income	$8,083	$8,640	$13,556	$29,619
Net income per diluted share	$0.38	$0.41	$0.63	$1.50
Book value per share			$10.55	$9.16
Return on average equity, ttm			11.9%	27.4%
Loss ratio, net[1]	48.1%	46.3%	56.5%	44.8%
Expense ratio[2]	43.4%	38.5%	40.9%	36.5%
Combined ratio (CR)[3]	91.5%	84.8%	97.4%	81.3%
Effect of current year catastrophe losses on CR	4.5%	1.1%	10.6%	0.5%
Effect of prior year (favorable) development on CR	(1.3)%	(2.4)%	(0.6)%	(1.4)%
Underlying combined ratio[4]	88.3%	86.1%	87.4%	82.2%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2015, we reassessed our critical accounting policies and estimates as disclosed within our 2014 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2015 COMPARED TO DECEMBER 31, 2014

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $530,079,000 at September 30, 2015.

The following table summarizes our investments, by type:

	September 30, 2015		December 31, 2014
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$118,730	22.4%	$134,434	30.4%
Foreign government	3,391	0.7	3,354	0.8
States, municipalities and political subdivisions	137,555	25.9	91,911	20.7
Public utilities	9,107	1.7	9,222	2.1
Corporate securities	147,805	27.9	112,616	25.4
Redeemable preferred stocks	1,811	0.3	1,093	0.2
Total fixed maturities	418,399	78.9	352,630	79.6
Public utilities	1,711	0.4	1,433	0.3
Other common stocks	20,248	3.8	23,048	5.2
Non-redeemable preferred stocks	2,344	0.4	1,506	0.3
Total equity securities	24,303	4.6	25,987	5.8
Other long-term investments	3,036	0.6	3,010	0.7
Total investments	445,738	84.1	381,627	86.1
Cash and cash equivalents	84,341	15.9	61,391	13.9
Total cash, cash equivalents and investments	$530,079	100.0%	$443,018	100.0%

We classify all of our investments as available-for-sale. Our investments at September 30, 2015 and December 31, 2014 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we held reflected a similar diversification. At September 30, 2015, approximately 84% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 16% were corporate bonds rated “BBB”.

UNITED INSURANCE HOLDINGS CORP.

At September 30, 2015, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $426,000; approximately $366,000 of the total related to thirty-five fixed maturities, while three equity securities reflected an unrealized loss of $60,000.  We currently have no plans to sell these thirty-eight securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at September 30, 2015. Similarly, we did not record impairment charges at December 31, 2014.

Reinsurance Payable

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

During the second quarter of 2015, we placed our reinsurance program for the 2015 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $1,243,122,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2015, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. Effective January 1, 2015, we placed two new reinsurance agreements, that will expire on December 31, 2015.

See Note 7 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

Revenue

Net income for the quarter was $8,083,000, compared to $8,640,000 for the third quarter of 2014. The decrease in net income was primarily due to increases in losses and loss adjustment expenses (LAE) resulting from multiple catastrophe events totaling $3,808,000, and higher operating expenses which were partially offset by strong revenue growth of 30.4% and favorable reserve development of $1,059,000.

Our gross written premiums increased by $50,920,000, or 48.5%, primarily due to the strong organic growth in new and renewal business generated in all states outside of Florida. Our growth in gross written premium in Louisiana continued to benefit from the acquisition of Family Security Holdings, LLC and its subsidiaries, which closed during the first quarter of 2015. The breakdown of the quarter-over-quarter changes in both written and assumed premiums by state is shown in the table below.

	Three Months Ended September 30,
Direct and Assumed Premium By State	2015	2014	Change
Florida	$77,732	$71,270	$6,462
Texas	20,725	4,802	15,923
Louisiana	11,472	—	11,472
Massachusetts	11,150	8,759	2,391
South Carolina	11,129	8,969	2,160
North Carolina	8,372	4,493	3,879
Rhode Island	7,207	5,589	1,618
New Jersey	3,309	1,316	1,993
Georgia	83	—	83
Total direct written premium by state	151,179	105,198	45,981
Assumed premium (1)	4,806	(133)	4,939
Total gross written premium	$155,985	$105,065	$50,920
(1) All assumed premiums are written in Florida due to policy assumptions from Citizens Property Insurance Corporation (Citizens) that are written in Florida and are shown net of opt-outs.

	Three Months Ended September 30,
New and Renewal Policies* By State	2015	2014	Change
Florida	43,631	38,742	4,889
Texas	14,584	3,544	11,040
South Carolina	7,478	5,560	1,918
Massachusetts	7,360	5,930	1,430
North Carolina	7,336	3,635	3,701
Louisiana	5,985	—	5,985
Rhode Island	5,745	4,490	1,255
New Jersey	2,944	1,190	1,754
Georgia	81	—	81
Total	95,144	63,091	32,053
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Loss and LAE increased $10,292,000, or 34.1%, to $40,432,000 for the third quarter of 2015 from $30,140,000 for the third quarter of 2014. Loss and LAE expense as a percentage of net earned premiums increased 1.8 points resulting in a net loss ratio of 48.1% for the quarter, compared to a net loss ratio of 46.3% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 29.3%, a decrease of 1.4 points from 30.7% during the third quarter of 2014.

We experienced $3,808,000 of net catastrophe losses during the quarter, which included $2,420,000 of new losses from an August windstorm event in the Northeastern U.S. that was fully retained by us, as well as $1,388,000 of development, net of all reinsurance recoveries, on catastrophe losses previously incurred and reported during 2015.

Our GAAP net combined ratio increased 6.7 points to 91.5% for the three months ended September 30, 2015 compared to 84.8% for the same period in 2014. The net combined ratio increase was caused by 4.5 points, or $3,808,000, of non-recurring catastrophe losses and higher operating expenses which were partially offset by lower non-catastrophe loss costs. Our underlying net combined ratio, which excludes losses from catastrophes and all effects of reserve development, increased 2.2 points to 88.3% for the third quarter of 2015 compared to 86.1% for the same period in 2014. Operating expenses contributed 4.9 points of the increase which was offset by the lower underlying loss and LAE of 2.7 points. Approximately 68% of the $11,330,000 operating expense increase was driven by policy acquisition costs and underwriting expenses that mostly vary directly with premiums which also grew proportionally from the same period in 2014.

The calculation of our underlying loss and combined ratios is shown below:

	Three Months Ended September 30,
	2015	2014	Change
Net Loss and LAE	$40,432	$30,140	$10,292
% of Gross earned premiums	31.4%	29.9%	1.5 pts
% of Net earned premiums	48.1%	46.3%	1.8 pts
Less:
Current year catastrophe losses	$3,808	$714	$3,094
Prior year reserve development (favorable)	(1,059)	(1,543)	484
Underlying loss and LAE*	$37,683	$30,969	$6,714
% of Gross earned premiums	29.3%	30.7%	(1.4) pts
% of Net earned premiums	44.9%	47.6%	(2.7) pts

Policy acquisition costs	$23,756	$17,291	$6,465
Operating and underwriting	4,329	3,086	1,243
General and administrative	8,331	4,709	3,622
Total Operating Expenses	$36,416	$25,086	$11,330
% of Gross earned premiums	28.3%	24.9%	3.4 pts
% of Net earned premiums	43.4%	38.5%	4.9 pts

Combined Ratio - as % of gross earned premiums	59.7%	54.8%	4.9 pts
Underlying Combined Ratio - as % of gross earned premiums	57.6%	55.6%	2.0 pts

Combined Ratio - as % of net earned premiums	91.5%	84.8%	6.7 pts
Underlying Combined Ratio - as % of net earned premiums	88.3%	86.1%	2.2 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio for the third quarter of 2015 decreased to 29.3% from 30.7% in the third quarter of 2014. This decrease was driven primarily by continued improvement in severity across most states and causes of loss as well as lower

UNITED INSURANCE HOLDINGS CORP.

frequency of water and fire losses compared to the same period in 2014. Our net underlying loss ratio also improved from 47.6% for 2014 to 44.9% for 2015.

Policy acquisition costs increased $6,465,000, to $23,756,000 for the third quarter of 2015 from $17,291,000 for the third quarter of 2014. These costs vary directly with the growth in gross premiums earned and were generally consistent with our growth in premium production and higher average commission rates outside of Florida.

Operating expenses increased to $4,329,000 for the third quarter of 2015, from $3,086,000 during the same period of last year due to increases in underwriting report costs, licensing costs and systems costs resulting from our continued growth of policies in-force and expansion into new states.

General and administrative expenses increased to $8,331,000 for the third quarter of 2015, from $4,709,000 for the third quarter of 2014 primarily due to increases in personnel costs, information technology investments and professional services related to our continued growth. Approximately $1,104,000 of general and administrative expense for the third quarter of 2015 was driven by non-recurring charges for legal fees.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

Revenue

Net income for the nine months ended September 30, 2015 was $13,556,000, compared to $29,619,000 for the nine months ended September 30, 2014. The decrease in net income was primarily due to increases in losses and LAE resulting from multiple catastrophe events totaling $25,585,000, and higher operating expenses which were partially offset by strong revenue growth of 26.2% and favorable reserve development of $1,365,000.

Our gross written premiums increased by $102,197,000, or 31.6%, primarily due to the strong organic growth in new and renewal business generated in all states outside of Florida. Our growth in gross written premium in Louisiana continued to benefit from the acquisition of Family Security Holdings, LLC and its subsidiaries, which closed in the first quarter of 2015. The breakdown of the period-over-period changes in both written and assumed premiums by state is shown in the table below.

	Nine Months Ended September 30,
Direct and Assumed Premium By State	2015	2014	Change
Florida	$252,435	$245,005	$7,430
Texas	36,970	8,098	28,872
South Carolina	30,905	24,301	6,604
Massachusetts	28,297	22,379	5,918
Louisiana	26,700	—	26,700
North Carolina	20,684	9,764	10,920
Rhode Island	17,248	13,229	4,019
New Jersey	7,643	2,849	4,794
Georgia	83	—	83
Total direct written premium by state	420,965	325,625	95,340
Assumed premium (1)	4,218	(2,639)	6,857
Total gross written premium	$425,183	$322,986	$102,197
(1) All assumed premiums are written in Florida due to policy assumptions from Citizens that are written in Florida and are shown net of opt-outs.

UNITED INSURANCE HOLDINGS CORP.

	Nine Months Ended September 30,
New and Renewal Policies* By State	2015	2014	Change
Florida	139,296	134,134	5,162
Texas	26,661	6,081	20,580
South Carolina	20,472	15,194	5,278
Massachusetts	18,785	15,284	3,501
North Carolina	17,687	7,906	9,781
Rhode Island	13,897	10,905	2,992
Louisiana	13,804	—	13,804
New Jersey	6,713	2,542	4,171
Georgia	81	—	81
Total	257,396	192,046	65,350
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the period.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

Expenses

Loss and LAE increased $50,425,000, or 58.2%, to $137,030,000 for the first nine months of 2015 from $86,605,000 for the first nine months of 2014. Loss and LAE expense as a percentage of net earned premiums increased 11.7 points resulting in a net loss ratio of 56.5% for the first nine months of 2015, compared to a net loss ratio of 44.8% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first nine months of 2015 was 30.9%, an increase of 0.8 points from 30.1% during the first nine months of 2014.

We experienced $25,585,000 of net catastrophe losses from five separate winter weather events in Massachusetts, Rhode Island and New Jersey resulting in over 1,400 claims during the first quarter of 2015, $5,500,000 of losses from multiple hail and windstorm events in the Southeastern U.S. during the second quarter of 2015, and $2,420,000 of new losses from a windstorm event that was fully retained by us during the third quarter of 2015. In addition, during the third quarter of 2015, there was $1,388,000 of development, net of all reinsurance recoveries, on Northeast winter storm catastrophe losses previously incurred and reported during 2015.

Our GAAP net combined ratio increased 16.1 points to 97.4% for the nine months ended September 30, 2015 compared to 81.3% for the same period in 2014. The majority of the net combined ratio increase was caused by 10.6 points, or $25,585,000 of non-recurring catastrophe losses. Our underlying net combined ratio, which excludes losses from catastrophes and all effects of reserve development, increased 5.2 points to 87.4% for the first nine months of 2015 compared to 82.2% for the same period in 2014. Operating expenses contributed 4.4 points of the increase and higher underlying loss and LAE was responsible for the remaining 0.8 points. Approximately 54.2% of the operating expense increase was driven by policy acquisition costs that mostly vary directly with premiums which also grew proportionally from the same period in 2014.

The calculation of our underlying loss and combined ratios is shown below:

UNITED INSURANCE HOLDINGS CORP.

	Nine Months Ended September 30,
	2015	2014	Change
Net Loss and LAE	$137,030	$86,605	$50,425
% of Gross earned premiums	37.6%	29.5%	8.1 pts
% of Net earned premiums	56.5%	44.8%	11.7 pts
Less:
Current year catastrophe losses	$25,585	$974	$24,611
Prior year reserve development (favorable)	(1,365)	(2,708)	1,343
Underlying loss and LAE*	$112,810	$88,339	$24,471
% of Gross earned premiums	30.9%	30.1%	0.8 pts
% of Net earned premiums	46.5%	45.7%	0.8 pts

Policy acquisition costs	$64,140	$48,668	$15,472
Operating and underwriting	12,679	8,453	4,226
General and administrative	22,244	13,394	8,850
Total Operating Expenses	$99,063	$70,515	$28,548
% of Gross earned premiums	27.1%	24.1%	3.0 pts
% of Net earned premiums	40.9%	36.5%	4.4 pts

Combined Ratio - as % of gross earned premiums	64.7%	53.6%	11.1 pts
Underlying Combined Ratio - as % of gross earned premiums	58.0%	54.2%	3.8 pts

Combined Ratio - as % of net earned premiums	97.4%	81.3%	16.1 pts
Underlying Combined Ratio - as % of net earned premiums	87.4%	82.2%	5.2 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Our gross underlying loss ratio for the nine months ended September 30, 2015 increased to 30.9% from 30.1% for the nine months ended September 30, 2014. This increase was driven primarily by our changing exposure mix outside of Florida where we expect higher non-catastrophe loss ratios as well as a minor increase in frequency of loss compared to the same period in 2014. Our net underlying loss ratio also increased from 45.7% for the nine months ended September 30, 2014 to 46.5% for the nine months ended September 30, 2015.

Policy acquisition costs increased $15,472,000, or 31.8%, to $64,140,000 for the nine months ended September 30, 2015 from $48,668,000 for the same period of 2014. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average commission rates outside of Florida.

Operating expenses increased to $12,679,000 for the nine months ended September 30, 2015, from $8,453,000 during the same period of last year due to increases in underwriting report costs, licensing costs and systems costs resulting from our continued growth of policies in-force and expansion into new states.

General and administrative expenses increased to $22,244,000 for the nine months ended September 30, 2015, from $13,394,000 for the nine months ended September 30, 2014 primarily due to increases in personnel costs, information technology investments and professional services related to our continued growth. Approximately $2,145,000 of general and administrative expense was driven by non-recurring charges for legal and professional services which occurred during the third quarter of 2015.

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

On September 26, 2015, we entered into a Stock Purchase Agreement with Interboro LLC to acquire Interboro Insurance Company (Interboro), a New-York domiciled property and casualty insurer authorized in New York, South Carolina, Alabama, Louisiana, and Washington, D.C. Under the terms of the agreement, we will acquire all of the outstanding common stock of Interboro for $57,000,000. We will pay $48,500,000 of cash at closing and issue an $8,500,000 promissory note to Interboro LLC.

Operating Activities

During the nine months ended September 30, 2015, our operations generated cash of $83,195,000, compared to generating cash of $59,199,000 during the same period in 2014. The $23,996,000 increase in operating cash was primarily driven by a $95,398,000 increase in premium collections during the first nine months of 2015 compared to the same period in 2014 and by an increase of $6,964,000 in reinsurance recoveries during the first nine months of 2015 compared to the same period last year. In addition, we paid $6,920,000 of income taxes during the first nine months of 2015 compared to paying $21,464,000 of income taxes for the same period last year. Partially offsetting this increase in cash inflows was an increase in cash outflows related to claims payments, operating expenses, reinsurance payments and agent commission expenses. Claims payments increased approximately $48,561,000, primarily due to the increase in exposures and payments on claims from current and prior accident years. Operating expenses and agents' commission payments increased $17,883,000 and $10,791,000, respectively, due to our continuing growth. Reinsurance payments increased $21,083,000 because we purchased more reinsurance coverage under our 2015-2016 contracts than we purchased under our 2014-2015 contracts.

Investing Activities

During the nine months ended September 30, 2015, our investing activities used $53,710,000 of cash compared to using $61,318,000 of cash in the same period of the prior year because we purchased $173,336,000 of investments during the nine months ended September 30, 2015 compared to purchasing $204,429,000 of investments during the same period in 2014. Partially offsetting the decrease in net cash used during the nine months was a $14,467,000 increase in cash acquired from the acquisition of Family Security Holdings, LLC and its subsidiaries and a $31,682,000 decrease in sales of investments during the nine months ended September 30, 2015 compared to the same period in 2014. In addition, our investments in property and equipment increased $6,270,000 primarily due to the purchase of capitalized software as we continue to expand and invest in our internally-developed critical systems and processes for claims and policy administration.

Financing Activities

During the nine months ended September 30, 2015, our financing activities used cash of $6,535,000 compared to providing cash of $50,549,000 during the nine months ended September 30, 2014. The decrease in cash provided by financing activities primarily relates to the $54,041,000 in net proceeds generated during the first quarter of 2014, by the public offering of 4,600,000 shares of our common stock, while no such offering proceeds were generated in the first nine months of 2015. See Note 13 in our Notes to Unaudited Consolidated Financial Statements for additional information. In addition, repayments of borrowings increased $2,246,000 because we paid off the outstanding loan payable balance acquired in the Family Security Holdings, LLC transaction during the first quarter of 2015.

UNITED INSURANCE HOLDINGS CORP.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2015, we had no off-balance-sheet arrangements.

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

During the fiscal quarter ended September 30, 2015, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended September 30, 2015, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At September 30, 2015, we were in compliance with these requirements.

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

Repurchases. During the three months ended September 30, 2015, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description

2.1
Stock Purchase Agreement, dated as of September 26, 2015, by and between United Insurance Holdings Corp. and Interboro LLC (included as exhibit 2.1 to the Form 8-K filed on September 28, 2015, and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

November 5, 2015	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

November 5, 2015	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)