Form 10-K
period 2015-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2016-03-02
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________

FORM 10-K
___________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission File Number 001-35761
United Insurance Holdings Corp.

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)
800 2nd Avenue S
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Non-affiliates held common stock issued by the registrant with an aggregate market value of $263,296,194 as of June 30, 2015, calculated using the closing sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2016, 21,518,385 shares of common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Annual Report on Form 10-K (Annual Report), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Annual Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K for the year ended December 31, 2015 or in documents incorporated by reference that are not historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the regulatory, economic and weather conditions present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost and viability of reinsurance;

•	assessments charged by various governmental agencies;

•	pricing competition and other initiatives by competitors;

•	our ability to attract and retain the services of senior management;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	our exposure to catastrophic events and severe weather conditions;

•	downgrades in our financial strength ratings; and

•	other risks and uncertainties described under "Risk Factors" below.

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
These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (SEC). The forward-looking events that we discuss in this Form 10-K are valid only as of the date of our Form 10-K and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “RISK FACTORS” in Part I, Item 1A of this Form 10-K. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies (referred to in this document as we, our, us, the Company or UPC Insurance). We conduct our business principally through the six wholly-owned operating subsidiaries shown below. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

United Insurance Holdings Corp.
(NASDAQ : UIHC)
d/b/a UPC Insurance
Six wholly-owned operating subsidiaries
Family Security Holdings (FSH)
United Property & Casualty Insurance Company (UPC)
Family Security Insurance Company (FSIC)
Family Security Underwriters (FSU)
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

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina, and Texas, and we are licensed to write in Alabama, Delaware, Maryland, Mississippi, New Hampshire, New York and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

We conduct our operations under one business segment.

UNITED INSURANCE HOLDINGS CORP.

Vision and Goals

The Company's vision is: "to be the premier provider of property insurance in catastrophe exposed areas."

Our mission is to build a sustainable franchise that delivers quality insurance products in select markets in order to produce superior risk-adjusted returns for investors. Our strategy is to grow in our target markets by building a team of insurance professionals that can (i) provide agents and policyholders quality insurance products with world-class service and systems; (ii) raise and manage capital to support business growth; and (iii) build and maintain relationships with external partners. We believe the team of professionals we have assembled has proven its ability to do each of these things, thereby providing us a source of sustainable competitive advantage as we continue to grow our footprint.

Our emphasis on growing in areas with an ongoing threat of natural catastrophes exposes our company to risk and volatility. We manage the inherent volatility associated with our risk profile in three primary ways: 1) strategically, through geographic and product diversification; 2) financially, through the use of robust reinsurance programs, low financial and operating leverage, and a conservative investment approach; and 3) operationally, by insourcing key insurance functions and establishing strong external distribution partnerships.

To achieve our goals in 2016, UPC Insurance seeks to:

•	Grow premium base in existing states;

•	Obtain regulatory approval to complete the pending acquisition of Interboro Insurance Company;

•	Begin writing policies in several new states in support of our growth and diversification strategy;

•	Expand our product offerings in states outside Florida;

•	Grow commercial residential property writings;

•	Utilize and add strategic partnerships to expand distribution and service capabilities in all states;

•	Improve the efficiency of our catastrophe reinsurance programs; and

•	Leverage investments in technology and analytics to manage exposure growth and improve profitability.

Corporate Information

In 1999, we formed our original holding company, United Insurance Holdings, L.C., a Florida limited liability company, our original insurance affiliate - United Property & Casualty Insurance Company, and our original management affiliate - United Insurance Management, L.C., and conducted operations under that structure until 2004. In 2004, we added our claims adjusting affiliate - Skyway Claims Services, LLC, and continued operations under the new structure until we completed a reverse merger in September 2008 and became a publicly traded corporation. In April 2011, we founded our reinsurance affiliate - UPC Re. In December 2012, in connection with an underwritten public offering of 5,000,000 shares of our common stock, we applied to list our common stock on The NASDAQ Capital Market (NASDAQ). Our application was approved, and our common stock began trading on NASDAQ on December 11, 2012.

On February 3, 2015, we successfully completed the acquisition of Family Security Holdings, LLC and its two wholly-owned subsidiaries in an all-stock transaction which resulted in the issuance of 503,857 shares of our common stock.

Our principal executive offices are located at 800 2nd Avenue S, St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737.

Recent Events

On February 17, 2016, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on March 18, 2016, to stockholders of record on March 4, 2016.

During the fourth quarter of 2015, we assumed more than 18,300 homeowners and dwelling fire policies from Citizens Property Insurance Company (Citizens), representing approximately $29,400,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

UNITED INSURANCE HOLDINGS CORP.

On November 17, 2015, we assumed more than 60 commercial residential policies from Citizens, representing approximately $1,478,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

On September 26, 2015, we entered into a Stock Purchase Agreement with Interboro, LLC to acquire Interboro Insurance Company (Interboro), a New York domiciled property and casualty insurer licensed in New York, South Carolina, Alabama, Louisiana, and Washington, D.C. Under the terms of the agreement, we will acquire all of the outstanding common stock of Interboro for $57,000,000. We will pay $48,500,000 in cash at closing and issue an $8,500,000 promissory note to Interboro, LLC, which will mature in 18 months and bear interest at an annual rate of 6%. The purchase price is subject to adjustment if Interboro's GAAP net book value is less than or greater than $40,700,000 as of the closing of the purchase transaction. Upon consummation of this transaction, we will acquire approximately $55,000,000 of homeowners' insurance gross written premiums in New York and South Carolina. All personal automobile and other non-homeowners insurance lines of business will remain with the Seller and its retained insurance subsidiaries. Certain other long-term liabilities such as Interboro's pension and leasehold obligations have also been carved out and will be assumed by the Seller. The transaction is subject to customary conditions, including receipt of required regulatory approval from the New York Department of Financial Services without the imposition of burdensome conditions that would materially reduce the expected benefits of the transaction. We currently expect the transaction will close on or about April 1, 2016. Either party may terminate the Stock Purchase Agreement if the closing shall not have occurred on or before June 26, 2016.

PRODUCTS AND DISTRIBUTION

Homeowners policies and related coverage account for the vast majority of the business that we write, but we are diversifying by product as well as geography. We offer the following insurance products:

At-Risk Offerings:
•Homeowners
•Dwelling Fire
•Renters
•Condo Owners
•Commercial Residential

Not At-Risk Offerings:
•Federal Flood
•Equipment Breakdown
•Identity Theft

In 2015, personal property policies (by which we mean both standard homeowners, dwelling fire, renters and condo owners policies) produced written premium of $543,420,000 and accounted for 95% of our total written premium. In addition to these policies, we write flood policies, which accounted for 3%, and commercial residential policies, which accounted for the remaining 2% of our 2015 written premium. In 2014, personal property, flood and commercial policies accounted for 96%, 3% and 1%, respectively of our written premiums. In 2013, personal property and flood policies accounted for 96% and 4%, respectively of our total written premium.

On our flood, equipment breakdown and identity theft policies, we earn a commission while retaining no risk of loss, since all such risk is ceded to other private companies and the federal government via the National Flood Insurance Program. Policies we issue under our homeowners programs in the various states where we conduct business provide structure, content and liability coverage. We offer standardized policies for a broad range of exposures, and our policies include coverage options for standard single-family homeowners, renters, and condominium unit owners.

We have developed a unique and proprietary homeowners product we refer to as "UPC 1.0". This new product uses a granular approach to pricing for catastrophe perils. Our objective is to create specific geographic areas such that within each territory or "catastrophe band" the expected losses are within a specified range of error or approximation from a central estimate. These areas may have millions of data points that help us create distance-to-coast factors that provide a sophisticated market segmentation that is highly correlated to our risk exposure and reinsurance costs. UPC 1.0 has been filed and approved for use in Connecticut, Georgia, Louisiana, New Jersey, South Carolina and Texas and we plan to file it for use in all our states.

UNITED INSURANCE HOLDINGS CORP.

We currently market and distribute our policies to consumers through over 7,000 independent agencies. United Property & Casualty Insurance Company has been focused on the independent agency distribution channel since its inception, and we believe we have built significant credibility and loyalty with the independent agent community in the states in which we operate. We recruit, train and appoint the full-service insurance agencies that distribute our products. Typically, a full service agency is small to medium in size and represents several insurance companies for both personal and commercial product lines. We depend heavily upon our independent agents to produce new business for us. We compensate our independent agents primarily with fixed-rate commissions that are consistent with market practices. In addition to our relationships with individual agencies, we have important relationships with aggregators of underlying agency demand. The two most significant of these relationships are with Allstate in Florida, which, through its Ivantage program, refers homeowners to United Property & Casualty Insurance Company and other partner companies, and with the Florida Association of Insurance Agents (FAIA), which serves as a conduit between United Property & Casualty Insurance Company and many smaller agencies in Florida with whom we do not have direct appointments.

Our sales representatives monitor and support our agents and also have the principal responsibility for recruiting and training our new agents. We manage our independent agents through periodic business reviews using established benchmarks and goals for premium volume and profitability.

UNITED INSURANCE HOLDINGS CORP.

COMPETITION

Our target market for homeowners insurance, our primary product offering, includes the 18 states in which we are currently licensed plus the State of Maine where we plan to obtain a license at some point in the future. The following table summarizes the homeowners insurance market in this 19 states region we are targeting for the year ending December 31, 2014:

UPC Insurance's Target Property Insurance Market - 2014 Homeowners DWP *
2014 Rank	Company Name	Direct Written Premium	Market Share
1	State Farm Mutual Automobile Insurance	$7,505,865	17.2%
2	Allstate Corp.	4,002,858	9.1%
3	Liberty Mutual	2,799,671	6.4%
4	USAA Insurance Group	2,753,387	6.3%
5	Travelers Companies Inc.	2,013,880	4.6%
6	Nationwide Mutual Group	1,565,168	3.6%
7	Farmers Insurance Group	1,458,462	3.3%
8	Chubb Corp.	1,435,804	3.3%
9	Citizens Property Insurance Corp.	794,976	1.8%
10	Universal Insurance Holdings	733,321	1.7%
11	Tower Hill Group	679,227	1.6%
12	American International Group	618,035	1.4%
13	MetLife, Inc.	591,332	1.4%
14	Amica Mutual Insurance	510,989	1.2%
15	Hartford Financial Services	477,664	1.1%
16	Erie Insurance Group	439,463	1.0%
17	United Property & Casualty Insurance Company	404,851	0.9%
18	Federated National Insurance Co.	349,993	0.8%
19	American Family Mutual	345,316	0.8%
20	HCI Group, Inc.	313,667	0.7%
	Total - Top 20 Insurers	29,793,929	68.2%
	Total - All Insurers	$43,747,517	100.0%
* The information displayed in the table above is compiled and published by SNL, Inc. as of December 31, 2014 based on information filings submitted annually by all licensed insurance companies. The information above is presented on a consolidated or aggregated basis for each insurance company group. The amounts shown in the table above are also on a statutory basis and exclude non-Homeowners lines of business that are included in the Company's total direct written premium for 2014.

We compete primarily on the basis of product features, the strength of our distribution network, high-quality service to our agents and policyholders, and our reputation for long-term financial stability and commitment. Our long and successful track record writing homeowners insurance in catastrophe-exposed areas has enabled us to develop sophisticated pricing techniques that endeavor to accurately reflect the risk of loss while allowing us to be competitive in our target markets. This pricing segmentation approach allows us to offer products in areas that have a high demand for property insurance yet are under served by the national carriers.

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

UNITED INSURANCE HOLDINGS CORP.

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

GEOGRAPHIC MARKETS

United Property & Casualty Insurance Company began operations in Florida in 1999, and has operated continuously there since that time. In 2010, we began writing business outside of Florida and we currently conduct business in eleven states. The table below shows the years in which we began to actively write in each state:

State	Year Became Active
Florida	1999
South Carolina	2010
Massachusetts	2011
Rhode Island	2012
North Carolina	2013
New Jersey	2013
Texas	2013
Louisiana	2014
Georgia	2015
Hawaii	2015
Connecticut	2016

Our insurance affiliates are also licensed to write, but have not commenced writing business in Alabama, Delaware, Maryland, Mississippi, New Hampshire, New York and Virginia. It is a fundamental part of our strategy to diversify our operations outside of Florida and to write in multiple states where the perceived threat of natural catastrophes has caused large national insurance companies to reduce their concentration.

UNITED INSURANCE HOLDINGS CORP.

The table below shows the geographic distribution of our 347,015 policies in-force as of December 31, 2015, and 252,104 policies in-force as of December 31, 2014.

Policies In-Force By Region	2015 Policies	%	2014 Policies	%
Florida	188,748	54.4%	173,630	69.0%
Gulf	55,555	16.0	8,937	3.5
Texas	36,765	10.6	8,927	3.5
Louisiana	18,790	5.4	10	—
Northeast	52,738	15.2	38,731	15.3
Massachusetts	25,298	7.3	20,463	8.1
Rhode Island	18,058	5.2	14,387	5.7
New Jersey	9,382	2.7	3,881	1.5
Southeast	49,974	14.4	30,806	12.2
South Carolina	25,786	7.4	19,492	7.7
North Carolina	23,771	6.9	11,314	4.5
Georgia	417	0.1	—	—
Total	347,015	100%	252,104	100%

UNITED INSURANCE HOLDINGS CORP.

As of December 31, 2015, our total insured value of all polices in-force was approximately $159,605,892,000, an increase of $44,361,150,000, or 38.5%, from the same date in 2014. We have approximately 49.1% of our total insured value in Florida compared to roughly 60.9% as of December 31, 2014. The following table provides evidence of our improving geographic diversification by illustrating the breakdown of total insured value:

Total Insured Value By Region	2015 TIV	%	2014 TIV	%
Florida	$78,539,211	49.1%	$70,200,560	60.9%
Northeast	34,920,238	22.0	25,905,905	22.5
Massachusetts	18,599,286	11.7	14,830,428	12.9
Rhode Island	10,959,416	6.9	8,920,721	7.7
New Jersey	5,361,536	3.4	2,154,756	1.9
Southeast	23,678,475	14.8	15,048,641	13.1
South Carolina	12,953,536	8.1	10,096,269	8.8
North Carolina	10,493,453	6.6	4,952,372	4.3
Georgia	231,486	0.1	—	—
Gulf	22,467,968	14.1	4,089,636	3.5
Texas	15,111,264	9.5	4,085,220	3.5
Louisiana	7,356,704	4.6	4,416	—
Total	$159,605,892	100%	$115,244,742	100%

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

UNITED INSURANCE HOLDINGS CORP.

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2015	2014	2013
Balance at January 1	$54,436	$47,451	$35,692
Acquisition of Family Security Insurance Company, Inc. reserves	2,390	—	—
Less: reinsurance recoverable on unpaid losses	1,252	1,957	1,935
Net balance at January 1	$55,574	$45,494	$33,757
Incurred related to:
Current year	185,476	122,114	94,752
Prior years	(2,368)	(4,037)	4,078
Total incurred	$183,108	$118,077	$98,830
Paid related to:
Current year	127,306	83,967	62,494
Prior years	36,698	26,420	24,599
Total paid	$164,004	$110,387	$87,093

Net balance at December 31	$74,678	$53,184	$45,494
Plus: reinsurance recoverable on unpaid losses	2,114	1,252	1,957
Balance at December 31	$76,792	$54,436	$47,451

Composition of reserve for unpaid losses and LAE:
Case reserves	45,502	29,726	28,054
IBNR reserves	31,290	24,710	19,397
Balance at December 31	$76,792	$54,436	$47,451

UNITED INSURANCE HOLDINGS CORP.

LOSS RESERVE DEVELOPMENT

The table on the next page displays UPC Insurance's loss reserve development, on a GAAP basis, for business written in each year from 2005 through 2015; it does not distinguish between catastrophe and attritional losses. The following explanations of the main sections of the table should provide a better understanding of the information displayed:

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

Cumulative redundancy (deficiency) at December 31, 2015. The cumulative redundancy or deficiency results from the comparison of the net liability re-estimated as of the current balance sheet date to the original net liability, and it indicates an overestimation of the original net liability (a redundancy) or an underestimation of the original net liability (a deficiency).

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

UNITED INSURANCE HOLDINGS CORP.

	2015	2014*	2013	2012	2011	2010	2009	2008	2007	2006	2005
Original net liability	$74,678	$55,574	$45,494	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447
Net cumulative paid as of:
One year later		36,698	26,420	24,599	17,028	3,322	12,533	8,984	9,707	9,047	12,872
Two years later			34,952	32,622	26,889	10,562	7,409	13,148	12,127	13,083	14,363
Three years later				37,692	30,929	16,776	12,444	6,030	14,310	14,115	15,582
Four years later					34,334	18,382	16,369	10,145	6,113	15,395	16,312
Five years later						19,628	17,556	13,441	9,552	7,032	17,356
Six years later							18,478	14,403	11,649	10,264	8,722
Seven years later								15,095	12,543	12,219	11,787
Eight years later									13,097	13,067	13,605
Nine years later										13,508	14,426
Ten years later											14,866
Net liability re-estimated as of:
End of year	$74,678	$55,574	$45,494	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447
One year later		53,206	41,464	37,835	30,949	19,444	21,674	16,556	16,864	17,652	18,802
Two years later			41,457	39,328	33,960	18,382	18,184	17,472	15,759	16,707	17,675
Three years later				37,835	34,469	20,395	17,123	14,400	16,505	16,337	17,355
Four years later					35,996	20,385	18,395	13,590	13,688	16,781	17,814
Five years later						20,807	18,520	14,838	12,568	14,140	18,052
Six years later							18,932	15,111	12,854	12,943	15,604
Seven years later								15,544	13,060	13,171	14,303
Eight years later									13,311	13,387	14,525
Nine years later										13,722	14,746
Ten years later											15,080
Cumulative redundancy (deficiency) at December 31, 2015		2,368	4,037	(4,078)	(5,714)	2,793	1,733	3,648	8,248	10,013	5,367
Cumulative redundancy (deficiency) as a % of reserves originally established		4.3%	8.9%	(12.1)%	(18.9)%	11.8%	8.4%	19.0%	38.3%	42.2%	26.2%
Net reserves	$74,678	$55,574	$45,494	$33,757	$30,282	$23,600	$20,665	$19,192	$21,559	$23,735	$20,447
Ceded reserves	2,114	1,252	1,957	1,935	3,318	23,814	23,446	20,907	14,445	33,440	153,768
Gross reserves	$76,792	$56,826	$47,451	$35,692	$33,600	$47,414	$44,111	$40,099	$36,004	$57,175	$174,215

Net re-estimated		$53,206	$41,457	$37,835	$35,996	$20,807	$18,932	$15,544	$13,311	$13,722	$15,080
Ceded re-estimated		1,190	1,744	2,316	3,944	20,996	21,480	16,933	8,919	19,333	113,406
Gross re-estimated		$54,396	$43,201	$40,151	$39,940	$41,803	$40,412	$32,477	$22,230	$33,055	$128,486

UNITED INSURANCE HOLDINGS CORP.

Note: The cash we received in relation to the commutation of our 2005 contract with the Florida Hurricane Catastrophe Fund (FHCF) caused the decrease in the net cumulative paid amounts beginning in the 2005 column in the table above. The FHCF is a Florida State-sponsored trust fund that provides reimbursement to Florida property insurers for covered hurricane losses.
* The 2014 original net liability balance includes the reserves acquired from Family Security Insurance Company, Inc. as part of the acquisition that was completed on February 3, 2015. See Note 4 to our Notes to Consolidated Financial Statements for further discussion of the acquisition of Family Security Insurance Company, Inc.

The NAIC requires all property and casualty insurers to present current and historical loss information in an alternative format known as Schedule P, Part 2.  This summary schedule in United Property & Casualty Insurance Company's and Family Security Insurance Company's statutory filings is designed to measure reserve adequacy by evaluating the inception-to-date loss and defense and cost containment (DCC) expenses incurred by calendar year and accident year and calculating the one and two year development on those expenses reported in prior periods.

The following table includes United Property & Casualty Insurance Company's and Family Security Insurance Company Inc.'s Schedule P, Part 2 information, but was modified to also include all remaining loss adjustment expenses incurred, known as adjusting and other, as well as backing out loss payments from United Property & Casualty Insurance Company to Skyway Claims Services, LLC that are included in Schedule P, Part 2, but are eliminated in our consolidated GAAP results:

	CALENDAR YEAR
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	1 YR Development	2 YR Development
2005 AY*	$58,205	$53,998	$52,824	$52,509	$52,901	$53,378	$50,963	$49,618	$49,894	$50,120	$50,462	$(342)	$(568)
2006 AY		36,386	31,195	30,570	29,728	29,946	29,753	29,857	29,864	29,858	29,859	(1)	5
2007 AY			31,465	27,432	26,696	27,000	26,824	26,901	26,958	26,949	26,865	84	93
2008 AY				33,039	31,157	31,338	31,083	31,394	32,356	32,422	32,604	(182)	(248)
2009 AY					43,732	43,826	43,406	43,155	43,179	43,031	43,010	21	169
2010 AY						41,525	40,862	40,858	41,596	41,464	41,474	(10)	122
2011 AY							43,018	44,746	45,744	46,265	47,370	(1,105)	(1,626)
2012 AY								57,746	58,818	59,793	59,346	447	(528)
2013 AY									95,395	89,616	87,759	1,857	7,636
2014 AY										125,354	123,755	1,599	—
2015 AY											185,476	—	—
(unfavorable) favorable												$2,368	$5,055
* Accident Year

As indicated above, the one-year development for our insurance affiliates was $2,368,000 favorable for 2015, and a reconciliation of these two amounts is shown below:

2015
Insurance affiliate schedule P, part 2 (loss and DCC) as filed	$208
Adjusting and other added to table above	671
One year development total including adjusting and other	879
Internal payment eliminations for consolidation	1,434
Favorable development per statutory filings	2,313
Favorable development for the month of January for Family Security Insurance Company, Inc. not included in consolidated financial statements	55
Consolidated one year development	$2,368

UNITED INSURANCE HOLDINGS CORP.

REGULATION

We are subject to extensive regulation in the markets we serve, primarily at the state level. In general, these regulations are designed to protect the interests of insurance policyholders. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance. Some of these matters are discussed in more detail below. From time to time, individual states and/or the NAIC propose new regulations and/or legislation that affect us. We can neither predict whether any of these proposals in the various jurisdictions might be adopted, nor what effect, if any, their adoption may have on our results of operations or financial condition. For a discussion of statutory financial information and regulatory contingencies, see Note 12 to our Notes to Consolidated Financial Statements which is incorporated in this Part I, Item 1 by reference.

Our insurance affiliates provide audited statutory financial statements to the various insurance regulatory authorities. With regard to periodic examinations of an insurance company's affairs, insurance regulatory authorities, in general, defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities from any state in which we operate may conduct examinations at their discretion. United Property & Casualty Insurance Company is domiciled in Florida and Family Security Insurance Company, Inc. is domiciled in Hawaii.

Florida state law requires our insurance affiliate to maintain adequate surplus as to policyholders on a statutory basis of accounting such that 90% of written premiums divided by surplus does not exceed the ratio of 10:1 for gross written premiums or 4.5:1 for net written premiums. The ratio of gross and net written premium to surplus as of December 31, 2015, was 3.7:1 and 2.5:1, respectively, and United Property & Casualty Insurance Company’s statutory surplus as regards policyholders of $135,288,000 exceeded the minimum capital of $5,000,000 required by Florida law. Family Security Insurance Company's statutory surplus as regards policyholders of $15,572,302 also exceeded the minimum capital required by Hawaii law.

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

At December 31, 2015, the RBC ratio for United Property & Casualty Insurance Company and Family Security Insurance Company, Inc. was 419% and 445%, respectively. See Note 12 to our Notes to Consolidated Financial Statements for further discussion of risk-based capital requirements.

Insurance Holding Company Regulation

As a holding company of insurance subsidiaries, we are subject to laws governing insurance holding companies in Florida and Hawaii. These laws, among other things, (i) require us to file periodic information with the insurance regulatory authority,

UNITED INSURANCE HOLDINGS CORP.

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

We also have a management agreement between Family Security Insurance Company, Inc. and Family Security Underwriters, LLC, which presently provides for monthly management fees. The Hawaii regulatory authority must approve any changes to this agreement.

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

EMPLOYEES

As of March 2016, we have one part time employee, and 119 full time employees, which includes our executive officers. We are neither party to any collective bargaining agreements nor have we experienced any work stoppages or strikes as a result of labor disputes. We believe we have good working relationships with our employees.

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

UNITED INSURANCE HOLDINGS CORP.

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

Although we wrote approximately 49% of our policies outside of Florida in 2015, a majority of our policies in-force are still in Florida; therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

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

Although we intend to continue focusing on Florida as a key market for our insurance products, we continue to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in unfamiliar markets, we may not be successful in this diversification strategy.

Because we rely on insurance agents, the loss of these agent relationships or our ability to attract new agents could have an adverse impact on our business.

We currently market our policies to a broad range of prospective policyholders through over 7,000 independent agencies. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents most commonly represent other insurance companies and we do not control their activities. Historically, we have used marketing relationships with two well-known national insurance companies that do not write new homeowners insurance policies in Florida and two associations of independent insurance agents in Florida to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network.

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

We have complied with the provisions regarding annual management assessments of the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 during 2015 and 2014.

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

The insurance industry is extensively regulated and supervised. Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders, and other investors. We are subject to comprehensive regulation and supervision by state insurance departments in all states, in which our insurance subsidiaries are domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. The regulations of each state are unique and complex and subject to change from time to time, and certain states may have regulations that conflict with the regulations of other states. As a result, we are subject to the risk that compliance with the regulations in one state may not result in compliance with the regulations in another state.

State statutes and administrative rules generally require each insurance company to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and other financial and non-financial components of an insurer’s business. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success.

Currently, the federal government's role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation.
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

UNITED INSURANCE HOLDINGS CORP.

modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. We cannot predict what effect, if any, proposed or future legislation or NAIC initiatives may have on the manner in which we conduct our business.

As part of ongoing, industry-wide investigations, we may from time to time receive subpoenas and written requests for information from government agencies and authorities at the state or federal level. If we are subpoenaed for information by government agencies and authorities, potential outcomes could include law enforcement proceedings or settlements resulting in fines, penalties and/or changes in business practices that could cause a material adverse effect on our results of operations. In addition, these investigations may result in changes to laws and regulations affecting the industry.

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

Our officers and directors beneficially owned approximately 21% of UPC Insurance at December 31, 2015. Our officers' and directors' interests may conflict with the interests of other holders of our common stock and our officers and directors may take action affecting us with which other stockholders may disagree. Our officers and directors, acting together, have the ability to exert significant influence over the following:

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

Item 1B. Unresolved Staff Comments

None.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Properties

On September 5, 2014, we acquired approximately 40,000 square feet of commercial office space and associated property located at 800 2nd Avenue South, St. Petersburg, Florida, for use as our principal executive offices. We completed the renovation of that property in 2015 and moved our principal executive offices in December 2015.

On September 9, 2015, we acquired approximately 7,800 square feet of commercial office space at 724 2nd Avenue South, St. Petersburg, FL. The building is currently unoccupied but is being held for future use and expansion purposes.

We currently lease approximately 800 square feet of office space at 7192 Kalanianaole Highway, Honolulu, Hawaii 96825, in suite G-220. We paid approximately $22.08 per square foot for rent in 2015 and will pay approximately $23.16 per square foot from December 2015 through November 2016 when the lease expires.

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

At December 31, 2015, we were not involved in any material non claims-related legal actions.

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

The table below sets forth, for the calendar quarter indicated, the high and low sales prices of our common stock as reported on NASDAQ.

	Sales Prices
	High	Low
2015
Fourth Quarter	$19.77	$12.83
Third Quarter	16.79	12.12
Second Quarter	22.98	13.78
First Quarter	28.43	20.23
2014
Fourth Quarter	22.41	14.59
Third Quarter	17.77	12.91
Second Quarter	18.56	13.62
First Quarter	16.25	12.00

HOLDERS OF COMMON EQUITY

As of March 1, 2016, we had 4,991 holders of record of our common stock.

DIVIDENDS

During the twelve month period ended December 31, 2015, we declared and paid dividends of $0.05 per share, each quarter, for total dividends paid of $4,302,000. During 2014, we paid dividends of $0.04 per share, each quarter, for total dividends paid of $3,336,000. In conjunction with the fourth quarter 2012 dividend, our Board indicated its intention to consistently pay a quarterly dividend. However, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

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

Under the insurance regulation of Hawaii, the maximum amount of dividends that Family Security Insurance Company, Inc. may pay to its parent company without prior approval from the Insurance Commissioner is:

1.	the lesser of:

a.	ten percent (10%) of Family Security Insurance Company Inc.'s surplus as of December 31 of the preceding year, or

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

PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on our common stock from December 31, 2010 through December 31, 2015 as compared to the cumulative total return of the Russell 2000 index and the cumulative total return of the NASDAQ Insurance index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2011, 2012, 2013, 2014 and 2015 of a $100 investment made on December 31, 2010 with all dividends reinvested.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
United Insurance Holdings Corp.	$100.00	$143.55	$198.68	$469.44	$737.16	$581.00
Russell 2000 index	100.00	94.55	108.38	148.49	153.73	144.95
NASDAQ Insurance index	100.00	103.09	117.01	150.69	163.56	174.12

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2015, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2015, we did not repurchase any of our equity securities.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our consolidated financial statements and the related notes appearing in Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report. The consolidated statements of income data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data at December 31, 2015 and 2014 are derived from our audited financial statements appearing in Item 8 of this Annual Report. The consolidated statements of income data for the years ended December 31, 2012 and 2011 and the balance sheet data for the years ended December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results shown below are not necessarily indicative of the results to be expected in any future period.

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Revenue:
Gross premiums written	$569,736	$436,753	$381,352	$254,909	$203,806
Gross premiums earned	504,215	400,695	316,708	226,254	180,837
Net premiums earned	$335,958	$264,850	$197,378	$121,968	$90,080
Net investment income and realized gains	10,039	6,775	3,742	5,243	2,950
Other revenue	11,572	8,605	6,960	4,023	3,388
Total revenue	$357,569	$280,230	$208,080	$131,234	$96,418
Expenses:
Loss and loss adjustment expenses	183,108	118,077	98,830	58,409	38,861
Other operating expenses	132,569	97,410	74,397	57,241	43,818
Interest expense	326	410	367	355	548
Total expenses	$316,003	$215,897	$173,594	$116,005	$83,227
Income before income taxes	41,860	64,410	34,487	15,714	13,016
Provision for income taxes	14,502	23,397	14,145	6,009	4,928
Net income	$27,358	$41,013	$20,342	$9,705	$8,088
Earnings per share
Basic	$1.29	$2.06	$1.26	$0.91	$0.77
Diluted	$1.28	$2.05	$1.26	$0.91	$0.77
Cash dividends declared per share	$0.20	$0.16	$0.12	$0.08	$0.05

Return on average equity	12.4%	27.2%	20.8%	16.1%	16.1%

Ceded ratio(1)	33.4%	33.9%	37.7%	46.1%	50.2%

Ratios to net premiums earned:
Loss and loss adjustment expenses	54.5%	44.6%	50.0%	47.9%	43.1%
Expenses	39.5%	36.8%	37.7%	46.9%	48.6%
Combined Ratio	94.0%	81.4%	87.7%	94.8%	91.7%
Effect of current year catastrophe losses on combined ratio	8.5%	0.3%	1.8%	3.0%	—%
Effect of prior year (favorable) development on combined ratio	(0.7)%	(1.5)%	2.1%	0.5%	(4.8)%
Underlying Combined Ratio(2)	86.2%	82.6%	83.8%	91.3%	96.5%
(1) Calculated as ceded premiums earned divided by gross premiums earned.
(2) Underlying combined ratio, a measure that is not based on accounting principles generally accepted in the United States of America (GAAP), is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" in Part II Item 7 of this document.

UNITED INSURANCE HOLDINGS CORP.

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and invested assets	$537,500	$443,018	$326,548	$223,385	$165,898
Prepaid reinsurance premiums	79,399	63,827	55,268	49,916	40,968
Total Assets	$740,021	$584,169	$441,230	$314,715	$240,215

Unpaid loss and loss adjustment expenses	$76,792	$54,436	$47,451	$35,692	$33,600
Unearned premiums	304,653	229,486	193,428	128,785	100,130
Reinsurance payable	64,542	45,254	39,483	26,063	16,571
Notes payable	12,353	13,529	14,706	15,882	17,059
Total Liabilities	$500,810	$380,406	$333,643	$225,628	$185,226
Total Stockholders' Equity	$239,211	$203,763	$107,587	$89,087	$54,989

Statutory Surplus	$150,860	$126,249	$78,362	$68,007	$48,188

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

•	For Investments: credit quality, maximizing total return, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification, and portfolio duration; and

•	For Financial Condition: liquidity, reserve strength, financial strength, ratings, operating leverage, book value per share, capital preservation, return on investment, and return on equity.

2015 HIGHLIGHTS

•	Consolidated net income was $27,358,000 in 2015 compared to $41,013,000 in 2014. Net income per diluted share was $1.28 in 2015 compared to $2.05 in 2014.

•	Our combined ratio (calculated as losses and loss adjustment expenses and operating expenses less interest expense relative to net premiums earned) was 94.0% in 2015 compared to 81.4% in 2014.

•	Total revenues were $357,569,000 in 2015 compared to $280,230,000 in 2014.

•	Investment and cash holdings were $537,500,000 at December 31, 2015, compared to $443,018,000 at December 31, 2014.

•	Investment income was $9,212,000 in 2015 compared to $6,795,000 in 2014.

•	Net realized gains were $827,000 in 2015 compared to net realized losses of $(20,000) in 2014.

•
Book value per diluted share (ratio of stockholders' equity to total shares outstanding and dilutive potential shares outstanding) was $11.11 at December 31, 2015, a 13.9% increase from $9.75 at December 31, 2014.

•	Return on average equity for the twelve months ended December 31, 2015 was 12.4%, compared to 27.2% for the twelve months ended December 31, 2014.

•	Policies in-force were 347,015 at December 31, 2015, a 37.6% increase from 252,104 policies in-force at December 31, 2014.

UNITED INSURANCE HOLDINGS CORP.

CONSOLIDATED NET INCOME

	Year Ended December 31,
	2015	2014	2013
REVENUE:
Gross premiums written	$569,736	$436,753	$381,352
Increase in gross unearned premiums	(65,521)	(36,058)	(64,644)
Gross premiums earned	504,215	400,695	316,708
Ceded premiums earned	(168,257)	(135,845)	(119,330)
Net premiums earned	335,958	264,850	197,378
Net investment income	9,212	6,795	3,871
Net realized gains (losses)	827	(20)	(129)
Other revenue	11,572	8,605	6,960
Total revenue	357,569	280,230	208,080
EXPENSES:
Losses and loss adjustment expenses	183,108	118,077	98,830
Policy acquisition costs	87,401	65,657	50,623
Operating expenses	15,316	11,746	9,222
General and administrative expenses	29,852	20,007	14,552
Interest expense	326	410	367
Total expenses	316,003	215,897	173,594
Income before other income	41,566	64,333	34,486
Other income	294	77	1
Income before income taxes	41,860	64,410	34,487
Provision for income taxes	14,502	23,397	14,145
Net income	$27,358	$41,013	$20,342
Net income per diluted share	$1.28	$2.05	$1.26
Book value per share	$11.11	$9.75	$6.64
Return on average equity	12.4%	27.2%	20.8%
Loss ratio, net[1]	54.5%	44.6%	50.0%
Expense ratio[2]	39.5%	36.8%	37.7%
Combined ratio (CR)[3]	94.0%	81.4%	87.7%
Effect of current year catastrophe losses on CR	8.5%	0.3%	1.8%
Effect of prior year development on CR	(0.7)%	(1.5)%	2.1%
Underlying combined ratio[4]	86.2%	82.6%	83.8%
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

•
Incurred Development Method – The incurred development method is based upon the assumption that the relative change in a given year’s incurred loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. In utilizing this method, actual annual historical incurred loss data is evaluated. Successive years can be arranged to form a triangle of data. Loss development factors (LDFs) are calculated to measure the change in cumulative incurred costs from one evaluation point to the next. These historical LDFs and comparable industry benchmark factors form the basis for selecting the LDFs used in projecting the current valuation of losses to an ultimate basis. This method’s implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported. The paid development method is similar to the incurred development method. While the paid development method has the disadvantage of not recognizing the information provided by current case reserves, it has the advantage of avoiding potential distortions in the data due to changes in case reserving methodology. The paid development method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time.

•
Expected Loss Method – In the expected loss method, ultimate loss projections are based upon some prior measure of the anticipated losses, usually relative to some measure of exposure (i.e., earned house years). An expected loss cost is applied to the measure of exposure to determine estimated ultimate losses for each year. Actual losses are not considered in this calculation. This method has the advantage of stability over time, because the ultimate loss estimates do not change unless the exposures or loss costs change. However, this advantage of stability is offset by a lack of responsiveness, since this method does not consider actual loss experience as it emerges. This method is based on the assumption that the loss cost per unit of exposure is a good indication of ultimate losses. It can be entirely dependent on pricing assumptions (i.e., historical experience adjusted for loss trend).

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

•
Paid-to-Paid Development Method - In addition to the aforementioned methods, we also rely upon the paid-to-paid development method to project ultimate unallocated loss adjustment expense (ULAE). Ratios of paid ULAE to paid loss and allocated loss adjustment expense (ALAE) are compiled by calendar year and a paid-to-paid ratio selection is made. The selected ratio is applied to the estimated IBNR amounts and one half of this ratio is applied to case reserves. This method is derived from rule of thumb that half of ULAE is incurred when a claim is opened and the other half is incurred over the remaining life of the claim.

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

For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority has made the decision to sell or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, the security's decline in fair value is considered other-than-temporary and is recorded in earnings.

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

There are a number of assumptions and estimates inherent in evaluating impairments of equity securities and determining if they are other-than-temporary, including: (1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the length of time and extent to which the fair value has been less than cost; (3) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and (4) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity.

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: (1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; (2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and (3) changes in facts and circumstances that result in changes to management's intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or cause a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on stockholders' equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of taxes would already be reflected as a component of accumulated other comprehensive income in stockholders' equity.

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

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

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

Two outside asset management companies, which have the authority and discretion to buy and sell securities for us, manage our investments subject to (i) the guidelines established by our Board of Directors, and (ii) the direction of management. We direct our asset managers to make changes and to hold, buy or sell securities in our portfolios.

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolios totaled $537,500,000 at December 31, 2015.

The following table summarizes our investments, by type:

	December 31, 2015		December 31, 2014
	Fair Value	Percent of Total	Fair Value	Percent of Total
U.S. government and agency securities	$81,647	15.2%	$134,434	30.4%
Foreign governments	2,075	0.4%	3,354	0.8%
States, municipalities and political subdivisions	155,905	29.0%	91,911	20.7%
Public utilities	8,493	1.6%	9,222	2.1%
Corporate securities	146,758	27.2%	112,616	25.4%
Redeemable preferred stocks	1,820	0.3%	1,093	0.2%
Total fixed maturities	396,698	73.7%	352,630	79.6%
Mutual fund	26,343	4.9%	—	—%
Public utilities	1,352	0.3%	1,433	0.3%
Common stocks	20,694	3.9%	23,048	5.2%
Nonredeemable preferred stocks	2,417	0.4%	1,506	0.3%
Total equity securities	50,806	9.5%	25,987	5.8%
Other long-term investments	5,210	1.0%	3,010	0.7%
Total investments	$452,714	84.2%	$381,627	86.1%
Cash and cash equivalents	$84,786	15.8%	$61,391	13.9%
Total cash, cash equivalents and investments	$537,500	100.0%	$443,018	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2015 and 2014 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At December 31, 2015, approximately 83% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 17% were corporate bonds rated “BBB”.

At December 31, 2015, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $580,000; approximately $532,000 of the total related to thirty-six fixed maturities, while three equity securities reflected unrealized losses of $48,000. We currently have no plans to sell these thirty-nine securities, and we expect

UNITED INSURANCE HOLDINGS CORP.

to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record impairment charges at December 31, 2015. Similarly, we did not record impairment charges at December 31, 2014.

Reinsurance Payable

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

During the second quarter of 2015, we placed our reinsurance program for the 2015 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $1,243,122,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2015, for a one-year term and incorporate the mandatory coverage required by and placed with the FHCF. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. Effective January 1, 2016, we placed a new reinsurance agreement, that will expire on December 31, 2016.

See Note 8 in our Notes to Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2015 COMPARED TO 2014

Revenues

Net income for the year ended December 31, 2015 was $27,358,000, compared to $41,013,000 for the twelve-months ended December 31, 2014. The decrease in net income was primarily driven by an increase in losses and loss adjustment expenses (LAE) resulting from multiple current year catastrophe events totaling $28,565,000. Our gross written premiums increased by $132,983,000, or 30.4%, to $569,736,000 primarily due to strong organic growth in new and renewal business outside of Florida. The breakdown of the year-over-year growth in total gross written premiums broken down by region and direct versus assumed is shown in the following table:

Direct and Assumed Written Premium By Region	2015	2014	Change
Florida	$314,588	$304,604	$9,984
Gulf	91,303	13,034	78,269
Texas	54,725	13,008	41,717
Louisiana	36,578	26	36,552
Northeast	73,128	53,348	19,780
Massachusetts	38,862	30,716	8,146
Rhode Island	23,176	17,951	5,225
New Jersey	11,087	4,681	6,406
New York	3	—	3
Southeast	69,897	46,783	23,114
South Carolina	40,365	32,001	8,364
North Carolina	29,155	14,782	14,373
Georgia	377	—	377
Total direct written premium	$548,916	$417,769	$131,147
Assumed premium (1)	20,820	18,984	1,836
Total gross written premium	$569,736	$436,753	$132,983
(1) All assumed premiums are written in Florida due to policy assumptions from Citizens that are written in Florida and are shown net of opt-outs.

New and Renewal Policies* By Region	2015	2014	Change
Florida	175,284	168,668	6,616
Gulf	58,752	9,865	48,887
Texas	39,659	9,855	29,804
Louisiana	19,093	10	19,083
Northeast	54,172	39,816	14,356
Massachusetts	25,836	20,924	4,912
Rhode Island	18,548	14,809	3,739
New Jersey	9,788	4,083	5,705
Southeast	52,522	32,392	20,130
South Carolina	26,995	20,273	6,722
North Carolina	25,128	12,119	13,009
Georgia	399	—	399
Total	340,730	250,741	89,989
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the twelve months ended December 31, 2015 increased $100,106,000, or 46.4%, to $316,003,000 for the year ended December 31, 2015 from $215,897,000 for the same period in 2014, primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss and combined ratios is shown below.

	Year Ended December 31,
	2015	2014	Change
Net Loss and LAE	$183,108	$118,077	$65,031
% of Gross earned premiums	36.3%	29.5%	6.8	pts
% of Net earned premiums	54.5%	44.6%	9.9	pts
Less:
Current year catastrophe losses	$28,565	$829	$27,736
Prior year reserve development	(2,368)	(4,037)	1,669
Underlying loss and LAE*	$156,911	$121,285	$35,626
% of Gross earned premiums	31.1%	30.3%	0.8	pts
% of Net earned premiums	46.7%	45.8%	0.9	pts

Policy acquisition costs	$87,401	$65,657	$21,744
Operating and underwriting	15,316	11,746	3,570
General and administrative	29,852	20,007	9,845
Total Operating Expenses	$132,569	$97,410	$35,159
% of Gross earned premiums	26.3%	24.3%	2.0	pts
% of Net earned premiums	39.5%	36.8%	2.7	pts

Interest Expense	$326	$410	$(84)
Total Expenses	$316,003	$215,897	$100,106

Combined Ratio - as % of gross earned premiums	62.6%	53.8%	8.8	pts
Underlying Combined Ratio - as % of gross earned premiums	57.4%	54.6%	2.8	pts

Combined Ratio - as % of net earned premiums	94.0%	81.4%	12.6	pts
Underlying Combined Ratio - as % of net earned premiums	86.2%	82.6%	3.6	pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" in Part II Item 7 of this document.

Losses and LAE increased $65,031,000, or 55.1% to $183,108,000 for the year ended December 31, 2015, from $118,077,000 in 2014 primarily due to the growth of policies in-force and a $27,736,000 increase in current year catastrophe losses. Current year catastrophe losses increased to $28,565,000 for the twelve months ended December 31, 2015 from $829,000, for the same period in 2014.

Policy acquisition costs increased $21,744,000, or 33.1% to $87,401,000 for the year ended December 31, 2015 from $65,657,000 for the same period in 2014, primarily due to our ongoing growth in gross earned premium.

Operating expenses increased $3,570,000, or 30.4% to $15,316,000 for the year ended December 31, 2015 from $11,746,000 for the same period in 2014 due to increased costs related our ongoing growth and continuing expansion into new states.

General and administrative expenses increased $9,845,000, or 49.2%, to $29,852,000 for the year ended December 31, 2015, from $20,007,000 for the same period in 2014 primarily due to an increase in personnel costs and infrastructure development related to our continued growth and ongoing systems migrations.

UNITED INSURANCE HOLDINGS CORP.

Our net loss and loss adjustment expense ratio history along with the impact of reserve development and catastrophe losses is as follows:

	Historical Reserve Development
($ in thousands, except ratios)	2015	2014	2013	2012	2011
Reserve development (unfavorable)	$2,368	$4,037	$(4,078)	$(670)	$4,158
Development as a % of earnings before interest and taxes	5.7%	6.2%	11.7%	4.3%	32.3%

Consolidated net loss ratio (LR)	54.5%	44.6%	50.0%	47.9%	43.1%
Reserve (favorable) unfavorable development on LR	(0.7)%	(1.5)%	2.1%	0.6%	(3.9)%
Current year catastrophe losses on LR	8.5%	0.3%	1.8%	3.0%	—%
Underlying net loss ratio*	46.7%	45.8%	46.1%	44.3%	47.0%
* Underlying Net Loss Ratio is a non-GAAP measure and is reconciled above to the Consolidated Net Loss Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" Part II Item 7 of this document.

Overall our attritional loss experience by accident year excluding catastrophes has been trending upwards for the last two accident years due to higher overall frequency and severity of water related losses and lower premiums per unit of exposure resulting from our growth outside of Florida.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2014 COMPARED TO 2013

Revenues

Revenues for the year ended December 31, 2014 increased $72,150,000, or 35%, to $280,230,000, from $208,080,000 for the twelve months ended December 31, 2013. The increase in revenues primarily resulted from a $67,472,000, or 34%, increase in net premiums earned. The growth in net premiums earned for the year was driven by continued growth in new business production in Florida and other states.

Our direct gross written premiums increased by $78,005,000, or 23%, primarily due to the strong organic growth in new and renewal business generated in all states in which we wrote policies, but especially outside Florida which represented nearly 73% of the total growth in direct written premiums. The breakdown of the year-over-year growth in total gross written premiums broken down by region and direct versus assumed is shown in the following table:

Direct and Assumed Written Premium By State	2014	2013	YOY Growth
Florida	$304,604	$283,460	$21,144
Northeast	53,348	28,102	25,246
Massachusetts	30,716	16,156	14,560
Rhode Island	17,951	11,381	6,570
New Jersey	4,681	565	4,116
Southeast	46,783	28,052	18,731
South Carolina	32,001	24,666	7,335
North Carolina	14,782	3,386	11,396
Gulf	13,034	150	12,884
Texas	13,008	150	12,858
Louisiana	26	—	26
Total direct written premium	$417,769	$339,764	$78,005
Assumed premium (1)	18,984	41,588	(22,604)
Total gross written premium	$436,753	$381,352	$55,401
(1) All assumed premiums shown above are from policy assumptions from Citizens that are written in Florida and are shown net of opt-outs.

New and Renewal Policies By State	2014 Policies*	2013 Policies*	YOY Growth
Florida	168,668	155,410	13,258
Northeast	39,816	21,993	17,823
Massachusetts	20,924	11,145	9,779
Rhode Island	14,809	10,405	4,404
New Jersey	4,083	443	3,640
Southeast	32,392	18,489	13,903
South Carolina	20,273	15,795	4,478
North Carolina	12,119	2,694	9,425
Gulf	9,865	104	9,761
Texas	9,855	104	9,751
Louisiana	10	—	10
Total	250,741	195,996	54,745
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

We expect our gross written premium growth to continue as we increase our policies-in-force in the states in which we write policies and as we expand into other states that we are licensed to write property and casualty insurance.

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

Policy acquisition costs increased to $65,657,000 for the year ended December 31, 2014, from $50,623,000 for the same period of 2013, or 30%. These costs vary directly with the growth in gross premiums earned, which increased 27% over the prior year.

Operating and underwriting expenses increased $2,524,000 to $11,746,000 for the year ended December 31, 2014 compared to $9,222,000 for the same period in 2013 primarily due to increased costs for home inspections, underwriting reports, licensing costs, and systems costs resulting from our ongoing growth and continuing expansion into new states.

UNITED INSURANCE HOLDINGS CORP.

General and administrative expenses increased $5,455,000, to $20,007,000 compared to $14,552,000 in 2013 due primarily to an increase in salaries and related expenses to support our growth.

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

As a holding company, we do not conduct any business operations of our own and as a result, we rely on cash dividends or intercompany loans from our management affiliates to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate our insurance affiliates, including restricting any dividends paid by our insurance affiliates and requiring approval of any management fees our insurance affiliates pay to our management affiliates for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. In accordance with Florida law, United Property & Casualty Insurance Company may pay dividends or make distributions out of that part of its statutory surplus derived from its net operating profit and its net realized capital gains. Under the insurance regulatory laws of Hawaii, Family Security Insurance Company, Inc. may pay dividends or make distributions out of its statutory surplus or net income less realized capital gains. See Part II Item 5 for additional information regarding the limitations on dividend payments by our insurance affiliates. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict the ability of our insurance affiliates to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as regards policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida and Hawaii, have adopted the NAIC requirements, and insurers having less surplus as regards policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory surplus required in our insurance affiliates.

Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. Our management affiliates pay us dividends primarily using cash from the collection of management fees from our insurance affiliates, pursuant to the management agreements in effect between those entities.

On September 26, 2015, we entered into a Stock Purchase Agreement with Interboro LLC to acquire Interboro Insurance Company (Interboro), a New York domiciled property and casualty insurer authorized in New York, South Carolina, Alabama, Louisiana, and Washington, D.C. Under the terms of the agreement, we will acquire all of the outstanding common stock of Interboro for $57,000,000. We will pay $48,500,000 of cash at closing and issue an $8,500,000 promissory note to Interboro LLC. The transaction is subject to customary conditions, including receipt of required regulatory approval from the New York Department of Financial Services without the imposition of burdensome conditions that would materially reduce the expected benefits of the transaction. We currently expect the transaction will close on or about April 1, 2016. Either party may terminate the Stock Purchase Agreement if the closing shall not have occurred on or before June 26, 2016.

During the first quarter of 2016, we contributed $5,000,000 of capital to Family Security Insurance Company, Inc. and we will continue to contribute capital throughout the year as required to fund the growing operations of our insurance affiliate.

Operating Activities

During the year ended December 31, 2015, our operations generated cash of $98,319,000, compared to generating $68,918,000 of cash during the same period in 2014. The $29,401,000 year over year increase in operating cash was primarily driven by a $221,822,000 increase in premium collections during the year ended December 31, 2015 compared to the same period in 2014 and by an increase of $8,648,000 in reinsurance recoveries during 2015 compared to 2014. In addition, we paid $13,223,000 of income taxes during the year ended December 31, 2015 compared to paying $27,901,000 of income taxes for the same period in 2014. Partially offsetting these increases in cash inflows were increases in cash outflows related to claims payments, operating expenses, reinsurance payments and agent commission expenses. Claims payments increased approximately $92,145,000, primarily due to the increase in exposures and payments on claims from current and prior accident years. Operating expenses and agents' commission payments increased $37,152,000 and $25,265,000, respectively, due to our continuing growth. Reinsurance payments increased $73,950,000 because we purchased more reinsurance coverage under our 2015-2016 contracts than we purchased under our 2014-2015 contracts.

UNITED INSURANCE HOLDINGS CORP.

Investing Activities

During the year ended December 31, 2015, our investing activities used $67,015,000 of cash compared to using $91,466,000 of cash in 2014. The $24,451,000 year over year decrease in investing cash was primarily due to the fact that we purchased and sold fewer investments during the year ended December 31, 2015 compared to the same period in 2014. Partially offsetting the decrease in investing cash, we acquired $14,467,000 of cash from the acquisition of Family Security Holdings, LLC. In addition, our investments in property and equipment increased $4,570,000 primarily due to the renovation of our new headquarters.

See Note 3 in our Notes to Consolidated Financial Statements for a table that summarizes our fixed maturities at December 31, 2015, by contractual maturity periods.

Financing Activities

During the year ended December 31, 2015, our financing activities used cash of $7,909,000 compared to providing $49,051,000 of cash in 2014. The decrease in cash provided by financing activity primarily relates to the $54,041,000 in net proceeds generated during the first quarter of 2014, by the public offering of 4,600,000 shares of our common stock, while no such offering proceeds were generated during 2015. See Note 18 in our Notes to Consolidated Financial statements for additional information on the underwritten offering. In addition, repayments of borrowings increased $2,245,000 because we paid off the outstanding loan payable balance acquired in the Family Security Holdings, LLC transaction during the first quarter of 2015.

We prepare our consolidated financial statements in accordance with GAAP; which differs in some respects from reporting practices prescribed or permitted by insurance regulatory authorities. See Note 12 to our Notes to Consolidated Financial Statements for further discussion of requirements we must meet to retain our certificate of authority.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2015, we had no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at December 31, 2015:

		Payment Due by Period
		Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Leases	(1)	$245	$169	$74	$2	$—
Interboro stock purchase agreement		48,500	48,500	—	—	—
Service agreements		17,086	4,708	5,442	4,565	2,371
Long-term debt	(2)	20,853	6,843	5,186	2,353	6,471
Employment agreements	(3)	670	482	188	—	—
Unpaid loss and loss adjustment expenses	(4)	76,792	52,753	18,268	4,528	1,243
Total		$164,146	$113,455	$29,158	$11,448	$10,085

(1)	Represents operating and capital leases for our subsidiaries.

(2)
Represents principal payments over the life of the debt, see Note 10 in our Notes to Consolidated Financial Statements for additional information regarding our long-term debt. Also includes a note payable for $8,500,000 including 6% interest over an 18 month period, which we will be obligated to pay upon the closing of the Interboro transaction.

(3)	Represents base salary for the unfulfilled portion of the original employment agreements with certain executive officers.

(4)
As of December 31, 2015, United Property & Casualty Insurance Company and Family Security Insurance Company, Inc. had unpaid loss and loss adjustment expenses (LAE) of $76,792,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless,

UNITED INSURANCE HOLDINGS CORP.

based upon our cumulative claims paid over the last 16 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

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

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturities at December 31, 2015:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
300 basis point increase	$348,913	$(47,785)	(12.0)%
200 basis point increase	$364,845	$(31,853)	(8.0)%
100 basis point increase	$380,774	$(15,924)	(4.0)%
Fair value	$396,698	$—	—%
100 basis point decrease	$412,558	$15,860	4.0%
200 basis point decrease	$426,403	$29,705	7.5%
300 basis point decrease	$433,053	$36,355	9.2%

UNITED INSURANCE HOLDINGS CORP.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2015:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$44,547	11.2%	$45,148	11.4%
AA+, AA, AA-	190,980	48.2	192,112	48.4
A+, A, A-	71,505	18.0	71,465	18.0
BBB+, BBB, BBB-	88,327	22.3	87,083	22.0
BB+, BB, BB-	1,056	0.3	890	0.2
Total	$396,415	100.0%	$396,698	100.0%

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2015 consists of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2015:

		% of Total
Stocks by Sector	Fair Value	Fair Value
Funds	$26,343	51.9%
Consumer, non-cyclical	7,454	14.7
Industrial	4,359	8.6
Financial	3,790	7.5
Consumer, cyclical	2,652	5.2
Technology	2,192	4.3
Utility	2,057	4.0
Communications	823	1.6
Energy	577	1.1
Basic Materials	559	1.1
Total	$50,806	100.0%

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015, and the financial statement schedules of United Insurance Holdings Corp. listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Insurance Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2016 expressed an unqualified opinion on the effectiveness of United Insurance Holdings Corp’s internal control over financial reporting.

/s/ RSM US LLP

Omaha, Nebraska
March 1, 2016

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $396,415 and $350,063, respectively)	$396,698	$352,630
Equity securities (adjusted cost of $48,679 and $22,278, respectively)	50,806	25,987
Other investments (amortized cost of $4,980 and $2,749, respectively)	5,210	3,010
Total investments	452,714	381,627
Cash and cash equivalents	84,786	61,391
Accrued investment income	2,915	2,239
Property and equipment, net	17,135	8,022
Premiums receivable, net	41,170	31,369
Reinsurance recoverable on paid and unpaid losses	2,961	2,068
Prepaid reinsurance premiums	79,399	63,827
Goodwill	3,413	—
Deferred policy acquisition costs	46,732	31,925
Other assets	8,796	1,701
Total assets	$740,021	$584,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$76,792	$54,436
Unearned premiums	304,653	229,486
Reinsurance payable	64,542	45,254
Other liabilities	42,470	37,701
Notes payable	12,353	13,529
Total liabilities	500,810	380,406
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,736,431 and 21,116,497 issued; 21,524,348 and 20,904,414 outstanding, respectively	2	2
Additional paid-in capital	97,163	82,380
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	1,620	4,011
Retained earnings	140,857	117,801
Total Stockholders' Equity	239,211	203,763
Total Liabilities and Stockholders' Equity	$740,021	$584,169

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
REVENUE:
Gross premiums written	$569,736	$436,753	$381,352
Increase in gross unearned premiums	(65,521)	(36,058)	(64,644)
Gross premiums earned	504,215	400,695	316,708
Ceded premiums earned	(168,257)	(135,845)	(119,330)
Net premiums earned	335,958	264,850	197,378
Investment income	9,212	6,795	3,871
Net realized gains (losses)	827	(20)	(129)
Other revenue	11,572	8,605	6,960
Total revenue	357,569	280,230	208,080
EXPENSES:
Losses and loss adjustment expenses	183,108	118,077	98,830
Policy acquisition costs	87,401	65,657	50,623
Operating expenses	15,316	11,746	9,222
General and administrative expenses	29,852	20,007	14,552
Interest expense	326	410	367
Total expenses	316,003	215,897	173,594
Income before other income	41,566	64,333	34,486
Other income	294	77	1
Income before income taxes	41,860	64,410	34,487
Provision for income taxes	14,502	23,397	14,145
Net income	$27,358	$41,013	$20,342
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on investments	(3,070)	6,367	(4,233)
Reclassification adjustment for net realized investment (gains) losses	(827)	20	129
Income tax benefit (expense) related to items of other comprehensive income	1,506	(2,468)	1,583
Total comprehensive income	$24,967	$44,932	$17,821

Weighted average shares outstanding
Basic	21,218,233	19,933,652	16,100,882
Diluted	21,452,540	20,045,907	16,183,098

Earnings per share
Basic	$1.29	$2.06	$1.26
Diluted	$1.28	$2.05	$1.26

Dividends declared per share	$0.20	$0.16	$0.12

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders' Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock
	Shares	Amount
December 31, 2012	15,448,839	$2	$24,076	$(431)	$2,613	$61,726	$87,986
Net income	—	—	—	—	—	20,342	20,342
Other comprehensive income	—	—	—	—	(2,521)	—	(2,521)
Restricted stock award	10,476	—	133	—	—	—	133
Issuance of common stock, net of costs	750,000	—	3,591	—	—	—	3,591
Cash dividends on common stock	—	—	—	—	—	(1,944)	(1,944)
December 31, 2013	16,209,315	2	27,800	(431)	92	80,124	107,587
Net income	—	—	—	—	—	41,013	41,013
Other comprehensive income	—	—	—	—	3,919	—	3,919
Restricted stock award	95,099	—	539	—	—	—	539
Issuance of common stock, net of costs	4,600,000	—	54,041	—	—	—	54,041
Cash dividends on common stock	—	—	—	—	—	(3,336)	(3,336)
December 31, 2014	20,904,414	2	82,380	(431)	4,011	117,801	203,763
Net income	—	—	—	—	—	27,358	27,358
Other comprehensive income	—	—	—	—	(2,391)	—	(2,391)
Restricted stock award	116,077	—	1,789	—	—	—	1,789
Issuance of common stock	503,857	—	12,994	—	—	—	12,994
Cash dividends on common stock	—	—	—	—	—	(4,302)	(4,302)
December 31, 2015	21,524,348	$2	$97,163	$(431)	$1,620	$140,857	$239,211

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$27,358	$41,013	$20,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,328	801	697
Bond amortization and accretion	1,997	1,522	1,323
Net realized (gains) losses	(827)	20	129
Provision for uncollectible premiums	272	73	59
Deferred income taxes, net	2,305	(1,181)	1,150
Stock based compensation	1,974	649	133
Changes in operating assets and liabilities:
Accrued investment income	(676)	(487)	(992)
Premiums receivable	(8,577)	(5,366)	(8,981)
Reinsurance recoverable on paid and unpaid losses	(893)	358	(154)
Prepaid reinsurance premiums	(15,572)	(8,559)	(5,352)
Deferred policy acquisition costs, net	(14,807)	(6,739)	(8,208)
Other assets	(3,897)	(1,493)	28
Unpaid losses and loss adjustment expenses	19,966	6,985	11,759
Unearned premiums	65,521	36,058	64,644
Reinsurance payable	18,290	5,771	13,420
Other liabilities	2,557	(507)	19,769
Net cash provided by operating activities	98,319	68,918	109,766
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	199,575	219,893	102,227
Purchases of investments available for sale	(270,141)	(305,013)	(246,514)
Proceeds from acquisition	14,467	—	—
Cost of property, equipment and capitalized software acquired	(10,916)	(6,346)	(1,867)
Net cash used in investing activities	(67,015)	(91,466)	(146,154)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(185)	(110)	—
Repayments of borrowings	(3,422)	(1,177)	(1,176)
Dividends	(4,302)	(3,336)	(1,944)
Bank overdrafts	—	(367)	(400)
Proceeds from issuance of common stock, net of costs	—	54,041	3,591
Net cash (used in) provided by financing activities	(7,909)	49,051	71
Increase (decrease) in cash	23,395	26,503	(36,317)
Cash and cash equivalents at beginning of period	61,391	34,888	71,205
Cash and cash equivalents at end of period	$84,786	$61,391	$34,888
Supplemental Cash Flows Information
Interest paid	$296	$389	$341
Income taxes paid	$13,223	$27,901	$9,867

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and two wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company, which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., the managing general agent that manages substantially all aspects of United Property & Casualty Insurance Company's business; Skyway Claims Services, LLC (our claims adjusting affiliate) that provides services to our insurance affiliates; and UPC Re (our reinsurance affiliate) that provides a portion of the reinsurance protection purchased by our insurance affiliates. On February 3, 2015, we acquired Family Security Holdings, LLC (FSH) and its two-wholly owned subsidiaries, Family Security Insurance Company, Inc. and Family Security Underwriters, LLC. See Note 4 in our Notes to Consolidated Financial Statements for additional information regarding this acquisition.

Our primary product is homeowners' insurance, which we currently offer in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina, and Texas, under authorization from the insurance regulatory authorities in each state. We are also licensed to write property and casualty insurance in Alabama, Delaware, Maryland, Mississippi, New Hampshire, New York and Virginia; however, we have not commenced writing in these states.

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

We reclassified certain amounts in the 2014 and 2013 financial statements to conform to the 2015 presentation. These reclassifications had no impact on our results of operations, cash flows, or stockholders' equity, as previously reported.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

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

(c)Fair Value

See Note 3 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2015.

(d)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $132,000 and $34,000 at December 31, 2015 and 2014, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

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

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software. We expect to amortize the capitalized software costs related to our new policy administration system and data warehouse over their expected seven year useful lives. We amortize the costs related to our new claims processing system over its expected seven year useful life.

See Note 7 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software, including our new property, that was purchased during 2015.

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

(h)Managing General Agent Fees and Policy Fees

Our policy fees consist of the managing general agent fee and a pay-plan fee. Regulatory authorities in Florida, Georgia, and Rhode Island allow managing general agents to charge policyholders a $25 fee on each policy written. The regulatory authority in Hawaii allows managing general agents to charge policyholders a $50 fee on each policy written, while the

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

regulatory authority in Texas allows managing general agents to charge policyholders a $25 or $75 fee, depending on the type of policy issued. Regulatory authorities in Louisiana, Massachusetts and Texas also allow managing general agents to charge a $25 inspection fee, depending on the type of homeowner policy issued. We defer such fees as unearned revenue and then include them in income on a pro rata basis over the term of the underlying policies. We record our pay-plan fees, which we charge to all policyholders that pay their premium in more than one installment, as income when collected. We report all policy-related fees in other revenue on our Consolidated Statements of Comprehensive Income.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no bad debt expense related to reinsurance during the years ended December 31, 2015, 2014 or 2013.

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

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2015, we did not receive any significant assessments from the regulatory authorities in the states in which our insurance affiliates operate.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

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

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2015, 2014 or 2013.

(l)Advertising Costs

We expense all advertising costs when we incur those costs. For the years ended December 31, 2015, 2014 and 2013, we incurred advertising costs of $2,630,000, $1,819,000, and $1,801,000, respectively.

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

(n)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies

•	a geographic concentration resulting from the fact that, though we now operate in ten states, we still write approximately 59% of our gross written premium in Florida

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

With regard to our cash balances held at financial institutions, we had $72,405,000 and $61,385,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2015 and 2014, respectively. The $11,020,000 increase in excess of FDIC insurance limits is the result of holding more cash and at the end of 2015 than we did in 2014.

(o)Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-09 (ASU 2015-09), Financial Services - Insurance (Topic 944), which improves disclosure requirements for all insurance entities that issue short-duration contracts. The amendments in ASU 2015-09 increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows and the development of loss reserve estimates. ASU 2015-09 is effective for all public entities for annual periods, beginning after December 15, 2015 and interim periods within annual periods beginning after

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

December 15, 2016. For all other entities, the amendments are effective for annual years beginning after December 15, 2016, and for interim periods within annual years beginning after December 15, 2017. Early adoption is permitted. We do not expect that our adoption of ASU 2015-09 will have a material effect on our consolidated financial statements.

In August 2015, the SEC issued Final Rulemaking Release No. 33-9877: Pay Ratio Disclosure. The amendments covered by the Final Rules to Implement Section 953(b) of the Dodd-Frank Concerning Pay Ratio Disclosures requires disclosure of (1) an entity's median annual compensation for all employees, other than the chief executive officer, and the total annual compensation for the entity's chief executive officer, and (2) the two amounts expressed as a ratio. The release is effective for all public entities in the annual report for the first full fiscal year beginning on or after January 1, 2017, with a transition period provided for new registrants. We are evaluating the impact of the new guidance on our consolidated financial statements; however, we do not expect that our adoption of this guidance will have a material effect on our consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This update substantially revises standards for the recognition, measurement and presentation of financial instruments. This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2015 and 2014:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government and agency securities	$81,973	$148	$474	$81,647
Foreign governments	2,038	37	—	2,075
States, municipalities and political subdivisions	154,004	2,391	490	155,905
Public utilities	8,398	128	33	8,493
Corporate securities	148,170	880	2,292	146,758
Redeemable preferred stocks	1,832	37	49	1,820
Total fixed maturities	396,415	3,621	3,338	396,698
Mutual Funds	26,357	—	14	26,343
Public utilities	1,342	44	34	1,352
Other common stocks	18,624	2,615	545	20,694
Nonredeemable preferred stocks	2,356	67	6	2,417
Total equity securities	48,679	2,726	599	50,806
Other investments	4,980	230	—	5,210
Total investments	$450,074	$6,577	$3,937	$452,714

December 31, 2014
U.S. government and agency securities	$134,601	$423	$590	$134,434
Foreign government	3,275	79	—	3,354
States, municipalities and political subdivisions	90,262	1,866	217	91,911
Public utilities	9,044	217	39	9,222
Corporate securities	111,787	1,409	580	112,616
Redeemable preferred stocks	1,094	9	10	1,093
Total fixed maturities	350,063	4,003	1,436	352,630
Public utilities	1,222	211	—	1,433
Other common stocks	19,560	3,738	250	23,048
Nonredeemable preferred stocks	1,496	17	7	1,506
Total equity securities	22,278	3,966	257	25,987
Other investments	2,749	261	—	3,010
Total investments	$375,090	$8,230	$1,693	$381,627

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$727	$87,141	$92	$5,598	$103	$23,187
Equity securities	1,895	7,790	298	111,325	31	155
Total realized gains	2,622	94,931	390	116,923	134	23,342
Fixed maturities	(595)	38,485	(228)	11,389	(261)	43,751
Equity securities	(1,200)	4,172	(182)	1,529	(2)	28
Total realized losses	(1,795)	42,657	(410)	12,918	(263)	43,779
Net realized investment gains (losses)	$827	$137,588	$(20)	$129,841	$(129)	$67,121

The table below summarizes our fixed maturities at year end by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2015
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$50,080	12.6%	$50,135	12.6%
Due after one year through five years	163,917	41.3%	163,621	41.2%
Due after five years through ten years	131,968	33.3%	131,678	33.2%
Due after ten years	50,450	12.8%	51,264	13.0%
Total	$396,415	100.0%	$396,698	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2015	2014	2013
Fixed maturities	$8,092	$5,866	$3,512
Equity securities	859	734	280
Cash and cash equivalents	25	9	31
Other investments	222	166	48
Other assets	14	20	—
Investment income	$9,212	$6,795	$3,871
Investment expenses	(267)	(312)	(206)
Net investment income	$8,945	$6,483	$3,665

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government and agency securities	73	$265	$44,786	21	$209	$11,250
States, municipalities and political subdivisions	61	463	56,971	5	27	7,620
Public utilities	8	4	1,961	1	29	1,015
Corporate securities	242	2,025	92,429	9	267	10,047
Redeemable preferred stocks	7	49	746	—	—	—
Total fixed maturities	391	2,806	196,893	36	532	29,932
Mutual Funds	1	14	26,343	—	—	—
Public utilities	4	34	697	—	—	—
Other common stocks	63	497	6,665	3	48	118
Nonredeemable preferred stocks	19	6	1,161	—	—	—
Total equity securities	87	551	34,866	3	48	118
Total	478	$3,357	$231,759	39	$580	$30,050

December 31, 2014
U.S. government and agency securities	32	$285	$36,081	20	$305	$16,947
States, municipalities and political subdivisions	24	100	22,272	11	117	14,310
Public utilities	1	1	1,274	1	38	1,014
Corporate securities	23	271	23,738	16	309	20,215
Redeemable preferred stocks	4	10	408	—	—	—
Total fixed maturities	84	667	83,773	48	769	52,486
Other common stocks	54	247	3,992	1	3	31
Nonredeemable preferred stocks	4	7	378	—	—	—
Total equity securities	58	254	4,370	1	3	31
Total	142	$921	$88,143	49	$772	$52,517
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

During the years ended December 31, 2015, 2014 and 2013, we recorded no other-than-temporary impairment charges related to our equity or debt securities.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2015 and 2014. Changes in interest rates subsequent to December 31, 2015 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Consolidated Balance Sheets.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2015 and 2014 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, and accounts payable and accrued expenses. The carrying amount of notes payable also approximates fair value as the interest rate is variable.

The following table presents the fair value measurements of our financial instruments on a recurring basis by level at December 31, 2015 and December 31, 2014:

December 31, 2015	Total	Level 1	Level 2	Level 3
U.S. government and agency securities	$81,647	$—	$81,647	$—
Foreign governments	2,075	—	2,075	—
States, municipalities and political subdivisions	155,905	—	155,905	—
Public utilities	8,493	—	8,493	—
Corporate securities	146,758	—	146,758	—
Redeemable preferred stocks	1,820	1,820	—	—
Total fixed maturities	396,698	1,820	394,878	—
Mutual Funds	26,343	26,343	—	—
Public utilities	1,352	1,352	—	—
Other common stocks	20,694	20,694	—	—
Nonredeemable preferred stocks	2,417	2,417	—	—
Total equity securities	50,806	50,806	—	—
Other investments	5,210	300	3,055	1,855
Total investments	$452,714	$52,926	$397,933	$1,855

December 31, 2014
U.S. government and agency securities	$134,434	$—	$134,434	$—
Foreign governments	3,354	—	3,354	—
States, municipalities and political subdivisions	91,911	—	91,911	—
Public utilities	9,222	—	9,222	—
Corporate securities	112,616	—	112,616	—
Redeemable preferred stocks	1,093	1,093	—	—
Total fixed maturities	352,630	1,093	351,537	—
Public utilities	1,433	1,433	—	—
Other common stocks	23,048	23,048	—	—
Nonredeemable preferred stocks	1,506	1,506	—	—
Total equity securities	25,987	25,987	—	—
Other investments	3,010	300	739	1,971
Total investments	$381,627	$27,380	$352,276	$1,971

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

The table below presents the rollforward of our Level 3 investments held at fair value during the year ended December 31, 2015:

Other Investments
December 31, 2014	$1,971
Transfers in	—
Partnership income	101
Return of capital	(186)
Unrealized gains in accumulated other comprehensive income	(31)
December 31, 2015	$1,855

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2015, we transferred no investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $4,910,000. We have fully funded our investments in DCR Mortgage Partners VI, L.P., DCR Mortgage Partners VII, L.P., and RCH Mortgage Fund VI Investors, LP; however, we are still obligated to fund an additional $995,000 and $950,000 for our investments in Kayne Anderson Senior Credit Fund II, L.P. (Kayne) and Blackstone Alternative Solutions 2015 Trust, respectively.

The information presented in the table below is as of December 31, 2015.

	Initial Investment	Book Value	Unrealized Gain	Fair Value
DCR Mortgage Partners VI, L.P.	$627	$660	$208	$868
RCH Mortgage Fund VI Investors, LP	1,000	965	22	987
Total Level 3 limited partnership investments	1,627	1,625	230	1,855
Kayne Senior Credit Fund II, L.P.	1,005	1,005	—	1,005
DCR Mortgage Partners VII, L.P.	2,000	2,000	—	2,000
Blackstone Alternative Solutions 2015 Trust	50	50	—	50
Total Level 2 limited partnership investments	3,055	3,055	—	3,055
Total limited partnership investments	$4,682	$4,680	$230	$4,910
Other short-term investments	300	300	—	300
Total other investments	$4,982	$4,980	$230	$5,210

On October 20, 2015, we acquired our investment in DCR Mortgage Partners VII, L.P. (DCR VII), a limited partnership, that is currently being accounted for at cost. Our total investment in the partnership is $2,000,000 and we are not required to fund any additional amounts in excess of our initial investment. When the funding for the partnership closes, DCR VII will acquire and manage performing, sub-performing, and non-performing loans secured by income-producing commercial real estate. As the limited partnership was still in the formation phase at December 31, 2015, the cost basis of our investment approximated its fair value.

In October 2015, we started funding our investment in Blackstone Alternatives Solution 2015 Trust (BTAS). BTAS is a private placement offered by The Blackstone Group, L.P. (NYSE: BX), a publicly traded investment firm with approximately $336 billion in assets under management. Blackstone is one of the largest independent alternative asset managers in the world providing a broad range of opportunities in four key alternative investment categories: private equity, real estate, credit and hedge funds.

BTAS is not a fund of funds and will generally participate directly in deals originated by Blackstone during its three year investment period. All deals will have been evaluated and approved by a Blackstone investment committee providing diversified exposure to private market investments across many of Blackstone’s alternative investment strategies. BTAS invests substantially all of its assets in investments in which other Blackstone investment vehicles, managed accounts or other Blackstone affiliates participate and also generally parallels the Blackstone annual employee investment program.
Our investment in BTAS is currently being accounted for at cost. Our total investment in the partnership is $50,000. We are obligated to fund an additional amount of $950,000 to reach our initial $1,000,000 commitment. As the limited partnership is still in the formation phase, the cost basis of our investment approximated its fair value at December 31, 2015.

In December 2014, we began funding our investment in the Kayne Anderson Senior Credit Fund II (KSCF). KSCF is a private placement offered by Kayne Anderson Capital Advisors, L.P., an S.E.C. registered investment advisor with approximately $25 billion in assets under management. KSCF will deploy its assets across a variety of loan types with three to five year maturities in senior secured positions to support acquisitions, growth, add-ons, recapitalizations, restructuring and

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

bridge financing. KSCF’s investment strategies include upstream oil and gas companies, energy infrastructure, specialized real estate, middle market credit, growth private equity and distressed municipal opportunities.

On September 27, 2013, we acquired our investment in RCH Mortgage Fund VI Investors, LP (RCH). RCH is a limited partnership that acquires and manages performing, sub-performing, and non-performing loans secured by income-producing commercial real estate.

On September 25, 2012, we acquired our investment in DCR Mortgage Partners VI, L.P. (DCR VI). DCR VI is a limited partnership that acquires and manages performing, sub-performing, and non-performing loans secured by income-producing commercial real estate.

The following table summarizes the quantitative impact that the significant unobservable inputs used to estimate the fair value of our Level 3 investments has on the estimated fair value of our investments shown in the tables above. Due to Kayne, DCR VII, and Blackstone being carried at cost, we have excluded them from the table below. The DCR VI and RCH investments were valued using a duration of 60 months for both periods presented below.

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
December 31, 2015
DCR VI	$(88)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

December 31, 2014
DCR VI	$(89)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(292)	Discounted cash flow	Discount rate based on D&B paydex scale	6.10%

4)	ACQUISITION

We account for acquisitions under the provisions of Accounting Standards Committee (ASC) Topic 805 - “Business Combinations.”

On February 3, 2015, we successfully completed the acquisition of Family Security Holdings, LLC and its two wholly-owned subsidiaries. The purchase price for FSH and its subsidiaries consisted of an initial purchase price of $12,994,000 in common stock and contingent consideration based on a percentage of gross written premiums written on the renewal of FSH policies during the one year period following the closing date, which we estimated to be $540,000 as of December 31, 2015. The contingent consideration will be paid in shares of our common stock one year after the closing of the merger.

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

(1)
The amount of the contingent consideration reflected in the table above reflects our estimate, as of December 31, 2015, of the amount of contingent consideration that we will be required to pay to the former shareholders of FSH pursuant to the purchase agreement to acquire FSH and its subsidiaries. The contingent consideration will be paid out in additional shares of our stock

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

based on the 180 day average of the closing price of our stock in the 180 days immediately prior to the one year anniversary of the closing of the acquisition. The contingent consideration will be measured at each reporting date with changes in its fair value recognized in our Consolidated Statements of Comprehensive Income.

The operations of FSH and its subsidiaries are included in our Consolidated Statements of Comprehensive Income effective February 3, 2015. We had one year from the acquisition date to finalize the allocation of the purchase price of FSH and its subsidiaries. The final purchase price allocation is as follows:

Cash	$14,467
Investments	5,588
Premium and agents' receivable	1,496
Intangible assets	6,312
Goodwill	3,413
Other assets	609
Loss reserves	(2,390)
Unearned premiums	(9,646)
Reinsurance payable	(998)
Loans payable	(2,246)
Deferred taxes	(1,399)
Other liabilities	(1,672)
Total purchase price	$13,534

The unaudited pro forma financial information has been prepared as if the FSH acquisition had taken place on January 1, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2015, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Year Ended December 31, 2015
		Pro Forma
	As Reported	Adjustments	Pro Forma
Revenues	$357,569	$1,127	$358,696

Net income	$27,358	$77	$27,435

Diluted earnings per share	$1.28	$—	$1.28

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income attributable to common stockholders	$27,358	$41,013	$20,342

Denominator:
Weighted-average shares outstanding	21,218,233	19,933,652	16,100,882
Effect of dilutive securities	234,307	112,255	82,216
Weighted-average diluted shares	21,452,540	20,045,907	16,183,098

Basic earnings per share	$1.29	$2.06	$1.26
Diluted earnings per share	$1.28	$2.05	$1.26

See Note 19 for additional information on the stock grants related to dilutive securities.

6)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2015	2014
Balance at January 1	$31,925	$25,186
Policy acquisition costs deferred	101,221	71,853
Amortization	(86,414)	(65,114)
Balance at December 31	$46,732	$31,925

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2015	2014
Land	$2,114	$2,114
Building and building improvements	4,298	1,469
Computer hardware and software	13,574	6,001
Office furniture and equipment	1,831	1,319
Leasehold improvements	141	141
Total, at cost	21,958	11,044
Less: accumulated depreciation and amortization	(4,823)	(3,022)
Property and equipment, net	$17,135	$8,022

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

Depreciation and amortization expense under property and equipment was $1,803,000, $731,000 and $697,000, respectively, for the years ended December 31, 2015, 2014 and 2013.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

100% coverage for all losses in excess of $25,000,000 up to $1,173,122,000 for a first event and $1,243,122,000 for any number of subsequent events until all limit is exhausted.

For the 2015 contract year, UPC Insurance has elected a 45% participation rate with the FHCF and purchased FHCF replacement coverage from private insurers for the remaining 45%. Of the $1,243,122,000 in excess of $25,000,000, we estimate the mandatory FHCF layer will provide approximately $284,061,000 (45% of $631,247,000) of aggregate coverage for losses in excess of $230,356,000. The private market FHCF replacement coverage provides another $284,061,000 in excess of $230,356,000 layer for Florida only on a fully collateralized basis that also inures to the benefit of all other private reinsurance coverage.

In addition to the FHCF and FHCF replacement coverage, $585,000,000 of aggregate catastrophe reinsurance coverage in excess of $25,000,000 was acquired from 35 unaffiliated private reinsurers who either carry A.M. Best financial strength ratings of A- or higher, or have fully collateralized their maximum potential obligations in dedicated trusts for the benefit of UPC Insurance. Our 2015 agreements with these private reinsurers structure coverage into 6 layers, with a cascading feature such that all layers attach at $25,000,000. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted ensuring there are no potential gaps in coverage up to the $1,173,122,000 first event program exhaustion point. UPC Insurance also secured up to $95,000,000 of limit that can be utilized at our option for the second and subsequent events at an additional cost, but UPC Insurance is under no obligation to activate this layer.

UPC Insurance also purchased a $20,000,000 per occurrence, excess of $5,000,000, underlying layer with $40,000,000 of aggregate contract year limit. This coverage reduces our retention for named windstorms to $5,000,000 subject to an overall annual aggregate limit of $40,000,000. For losses in Florida, this contract stipulates an annual aggregate deductible of $25,000,000, which effectively reduces our second event retention in Florida to $10,000,000 and third and subsequent event retentions in Florida to $5,000,000 subject to the overall $40,000,000 of aggregate limit.

The total cost of the 2015-16 catastrophe reinsurance program is estimated to be $161,400,000.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Year Ended December 31,
	2015	2014	2013
Excess-of-loss	$(163,106)	$(125,638)	$(108,696)
Equipment & identity theft	(6,169)	(4,370)	(2,608)
Flood	(14,533)	(14,396)	(13,378)
Ceded premiums written	$(183,808)	$(144,404)	$(124,682)
Increase in ceded unearned premiums	15,551	8,559	5,352
Ceded premiums earned	$(168,257)	$(135,845)	$(119,330)

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

Current year catastrophe losses by the event magnitude are shown in the following table.

		Number of Events(8)	Incurred Loss and LAE (7)	Combined Ratio Impact
December 31, 2015
Current period catastrophe losses incurred
$ 5 million to $10 million	(1)	2	$11,523	3.4%
$ 1 million to $5 million	(2)	7	14,699	4.4%
Less than $1 million	(3)	5	2,343	0.7%
Total		14	$28,565	8.5%

December 31, 2014
Current period catastrophe losses incurred
Less than $1 million	(4)	3	829	0.3%
Total		3	$829	0.3%

December 31, 2013
Current period catastrophe losses incurred
$ 1 million to $5 million	(5)	1	1,839	0.9%
Less than $1 million	(6)	2	1,763	0.9%
Total		3	$3,602	1.8%

(1)	Reflects losses from winter storms in 2015.

(2)	Reflects losses from winter storms, hail storms and wind storms in 2015.

(3)	Reflects losses from winter storms, hail storms, Texas flooding, Hurricane Anna and Tropical Storm Bill in 2015.

(4)	Reflects losses from the Richland hailstorm, Hurricane Arthur and the Revere Tornado in 2014.

(5)	Reflects losses from Winter Storm Nemo in 2013.

(6)	Reflects losses from the Orlando weather event and Tropical Storm Andrea in 2013.

(7)	Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

(8)	These amounts represent the actual number of catastrophic events. The numbers are not presented in thousands.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2015	2014
Reinsurance recoverable on unpaid losses and LAE	$2,114	$1,252
Reinsurance recoverable on paid losses and LAE	847	816
Reinsurance recoverable	$2,961	$2,068

During the years ended December 31, 2015 and 2014, we realized recoveries under our reinsurance agreements totaling $10,282,000 and $2,667,000, respectively. These recoveries were primarily related to losses from the Northeast winter storms that occurred during the first half of 2015.

Effective January 1, 2016, we entered into a reinsurance agreement with several private reinsurers. This agreement provides coverage against accumulated losses from all catastrophe events in all states in which we operate except against those windstorms named by the National Hurricane Center. We will retain the first $15,000,000 of aggregate catastrophe losses and then transfer the next $20,000,000 of catastrophe losses in the aggregate, excluding named windstorms. The $20,000,000 of

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

aggregate limit is intended to provide additional protection against the Company's modeled expected loss from the catastrophe perils of winter storms, severe convection storms, tornadoes and hail.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $959,000, $1,078,000, and $570,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income:

	Year ended December 31,
	2015	2014	2013
Premium written:
Direct	$548,916	$417,769	$339,765
Assumed	20,820	18,984	41,587
Ceded	(183,808)	(144,404)	(124,682)
Net premium written	$385,928	$292,349	$256,670
Change in unearned premiums:
Direct	$(65,300)	$(38,995)	$(44,422)
Assumed	(221)	2,937	(20,222)
Ceded	15,551	8,559	5,352
Net increase	$(49,970)	$(27,499)	$(59,292)
Premiums earned:
Direct	$483,616	$378,774	$295,343
Assumed	20,599	21,921	21,365
Ceded	(168,257)	(135,845)	(119,330)
Net premiums earned	$335,958	$264,850	$197,378
Losses and LAE incurred:
Direct	$188,270	$111,820	$92,526
Assumed	7,861	8,672	9,240
Ceded	(13,023)	(2,415)	(2,936)
Net losses and LAE incurred	$183,108	$118,077	$98,830

Ceded losses incurred increased by $10,608,000 during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily because we paid more ceded losses in 2015 than in 2014. A portion of the losses we incurred in 2015 exceeded our retained loss thresholds, therefore we received reinsurance recoveries for some of the losses that we incurred on these storms. The losses we incurred in 2014 and 2013 related to storms that occurred in those same years but did not exceed our retained loss thresholds.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2015	2014	2013
Unpaid losses and LAE:
Direct	$72,373	$49,734	$42,954
Assumed	4,419	4,702	4,497
Gross unpaid losses and LAE	76,792	54,436	47,451
Ceded	(2,114)	(1,252)	(1,957)
Net unpaid losses and LAE	$74,678	$53,184	$45,494
Unearned premiums:
Direct	$287,148	$212,201	$173,206
Assumed	17,506	17,285	20,222
Gross unearned premiums	304,654	229,486	193,428
Ceded	(79,400)	(63,827)	(55,268)
Net unearned premiums	$225,254	$165,659	$138,160

9)    RESERVE FOR UNPAID LOSSES

We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for IBNR claims as of the balance sheet date.

The table below summarizes the activity related to our reserve for unpaid losses:

	2015	2014	2013
Balance at January 1	$54,436	$47,451	$35,692
Acquisition of Family Security Insurance Company, Inc. reserves	2,390	—	—
Less: reinsurance recoverable on unpaid losses	1,252	1,957	1,935
Net balance at January 1	$55,574	$45,494	$33,757
Incurred related to:
Current year	185,476	122,114	94,752
Prior years	(2,368)	(4,037)	4,078
Total incurred	$183,108	$118,077	$98,830
Paid related to:
Current year	127,306	83,967	62,494
Prior years	36,698	26,420	24,599
Total paid	$164,004	$110,387	$87,093

Net balance at December 31	$74,678	$53,184	$45,494
Plus: reinsurance recoverable on unpaid losses	2,114	1,252	1,957
Balance at December 31	$76,792	$54,436	$47,451

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected by our losses incurred related to prior years, we had a reserve deficiency in 2013. Since we place substantial reliance on loss-development-based actuarial models when determining our estimate of ultimate losses, the deficiencies resulted from additional development on prior accident years which caused our ultimate losses to increase. The favorable development experienced in 2015 were primarily the result of losses related to the 2014 and 2013 accident years coming in better than expected. The favorable development experienced in 2014 were primarily the result of losses related to the 2013 and 2012 accident years coming in better than expected.

10)    LONG-TERM DEBT

Our long-term debt at December 31, 2015 and 2014 consisted of a note payable to the Florida State Board of Administration. As of December 31, 2015 and 2014, we owed $12,353,000 and $13,529,000, respectively, on the note and the interest rate was 2.05% and 2.50%, respectively.

At December 31, 2015, the annual maturities of our long-term debt were as follows:

Amount
2016	$1,176
2017	1,176
2018	1,176
2019	1,176
2020	1,176
Thereafter	6,473
Total debt	$12,353

We executed the 20-year, $20,000,000 note payable to the SBA under its Insurance Capital Build-Up Incentive Program, effective October 1, 2006. The stated rate for the SBA note is a rate equivalent to the 10-year U.S. Treasury Bond rate. We made quarterly interest-only payments for the first three years, then, as of October 1, 2009, we began making quarterly principal and interest payments.

The note payable to the Florida State Board of Administration (SBA note) requires United Property & Casualty Insurance Company to maintain surplus as regards policyholders at or above a calculated level, which was $29,578,000 at December 31, 2015. Each quarter, we monitor the surplus as regards policyholders for both of our insurance affiliates and, for various reasons, we occasionally provide additional capital to our insurance affiliates. We contributed $30,845,000 of capital during 2014; however, we did not contribute any capital to our insurance affiliates in 2015 and 2013. We may make future contributions of capital to our insurance affiliates as circumstances require.

Our SBA note requires that United Property & Casualty Insurance Company maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to United Property & Casualty Insurance Company under the agreement plus the outstanding balance of the note. At December 31, 2015, United Property & Casualty Insurance Company's net written premium to surplus ratio was 6.5:1, which is well above the 2:1 required ratio. United Property & Casualty Insurance Company's gross written premium to surplus ratio was 10.1:1, which exceeds the required gross ratio of 6:1. Should United Insurance Property & Casualty Insurance Company fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, United Property & Casualty Insurance Company's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.27% at the end of December 2015. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which was 2.05% at December 31, 2015. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2015, we were in compliance with the covenants as specified in the SBA note.

11)    INCOME TAXES

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
Federal:
Current	$10,143	$21,633	$11,413
Deferred	2,103	(996)	1,026
Provision for Federal income tax expense	12,246	20,637	12,439

State:
Current	2,054	2,945	1,581
Deferred	202	(185)	125
Provision for State income tax expense	2,256	2,760	1,706
Provision for income taxes	$14,502	$23,397	$14,145

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2015	2014	2013
Expected income tax expense at federal rate	$14,671	$22,545	$12,070
State tax expense, net of federal deduction benefit	1,023	1,660	1,140
Dividend received deduction	—	(350)	(47)
Prior period adjustment	42	—	699
Section 847 payments	(693)	—	—
Other, net	(541)	(458)	283
Reported income tax expense	$14,502	$23,397	$14,145

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

The table below summarizes the significant components of our net deferred tax liability:

	December 31,
	2015	2014
Deferred tax assets:
Unearned premiums	$18,182	$13,483
Tax-related discount on loss reserve	936	671
Bad debt expense	51	13
Other-than-temporary impairment	28	56
Other	432	651
Total deferred tax assets	19,629	14,874
Deferred tax liabilities:
Unrealized gain	(1,019)	(2,526)
Deferred acquisitions costs	(18,976)	(12,128)
Capitalized software	(251)	(443)
Intangible asset	(1,974)	—
Other	(433)	(772)
Total deferred tax liabilities	(22,653)	(15,869)
Net deferred tax liability	$(3,024)	$(995)

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

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2011; therefore, only the 2012 through 2015 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our federal or state income tax returns.

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

As of December 31, 2015, we have not taken any uncertain tax positions with regard to our tax returns.

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers' ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments. At December 31, 2015, and during the twelve months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and did not incur any material assessments.

Governmental agencies or certain quasi-governmental entities can levy assessments upon us in the states in which we write policies. See Note 2(j) for a description of how we recover assessments imposed upon us.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

The table below summarizes the activity related to assessments levied upon our insurance affiliates:

	2015	2014	2013
Expected recoveries of assessments, January 1	$—	$7	$1,646
Assessments expensed	226	72	31
Assessments recovered	1	(2)	(1,528)
Assessments not recoverable	(227)	(77)	(142)
Expected recoveries of assessments, December 31	$—	$—	$7

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

Our insurance affiliates, United Property & Casualty Insurance Company (UPC) and Family Security Insurance Company, Inc. (FSIC) are domiciled in Florida and Hawaii, respectively. The laws of the state of Florida require that UPC maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. The laws of the state of Hawaii require that FSIC maintain capital and surplus of $3,250,000. State law also requires our insurance affiliates to adhere to prescribed premium-to-capital surplus ratios, with which we were in compliance at December 31, 2015. Our reinsurance affiliate is domiciled in the Cayman Islands and is subject to the regulatory authority of the Cayman Island Monetary Authority. The insurance regulations in the Cayman Islands stipulate that our reinsurance affiliate must maintain a minimum capital requirement of $100,000. The table below shows the amount of surplus as regards policyholders for our regulated entities at December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
UPC	$135,288	$126,249
UPC Re	$728	$19,048
FSIC	$15,572	N/A(1)
(1)There is not a reportable value for FSIC at December 31, 2014 as we did not own the company until February 2015.

The amount of restricted net assets of UPC, FSIC and UPC Re at December 31, 2015 was $122,627,000, $18,158,000, and $100,000, respectively.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

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

At December 31, 2015, United Property & Casualty Insurance Company's and Family Security Insurance Company, Inc.'s RBC ratios were 419% and 445%, respectively.

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2015 and 2014.

The state laws of Florida and Hawaii permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory risk-based capital requirements may further restrict our insurance affiliates' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

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

The table below reconciles our consolidated GAAP net income to the statutory net income of our insurance affiliates:

	Year Ended December 31,
	2015	2014	2013
Consolidated GAAP net income	$27,358	$41,013	$20,342
Increase (decrease) due to:
Commissions	339	(12,258)	2,281
Deferred income taxes	(2,518)	64	(3,992)
Deferred policy acquisition costs	(4,962)	(788)	(868)
Allowance for doubtful accounts	97	5	5
Assessments	—	(78)	(1,567)
Prepaid expenses	131	(136)	22
Operations of non-statutory subsidiaries	(10,077)	(14,915)	(9,023)
January net income for Family Security Insurance Company, Inc.	152	—	—
Statutory net income of insurance affiliates	$10,520	$12,907	$7,200

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of our insurance affiliates:

	December 31,
	2015	2014
Consolidated GAAP stockholders’ equity	$239,211	$203,763
Increase (decrease) due to:
Deferred policy acquisition costs	(9,031)	(4,069)
Deferred income taxes	917	(668)
Investments	185	(596)
Non-admitted assets	(1,066)	(274)
Surplus debentures	12,353	13,529
Provision for reinsurance	(734)	(566)
Equity of non-statutory subsidiaries	(96,825)	(85,250)
Commissions	876	538
Prepaid expenses	(26)	(158)
Paid in surplus	5,000	—
Statutory surplus as regards policyholders of insurance affiliates	$150,860	$126,249

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

At December 31, 2015, we were not involved in any material non claims-related legal actions.

See Note 10 for information regarding commitments related to long-term debt, and Note 12 for commitments related to regulatory actions.

14)    LEASES

We lease office space and office equipment under operating leases. In November 2015, upon moving to our newly renovated corporate headquarters, we terminated our previous leases on office spaces held by UPC Insurance and FSH. In February 2015, we acquired an office space lease in Hawaii held by FSH which will expire in November 2016.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

We have office equipment leases with various expiration dates. Lease expense amounted to $922,000, $783,000, and $698,000 for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, our minimum future lease payments under non-cancellable operating leases are:

Amount
2016	$113
2017	63
2018	2
2019*	1
* There are no lease payments beyond 2019.

15)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the years ended December 31, 2015 and 2014, Groelle & Salmon, PA billed us approximately $1,439,000 and $795,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $719,500 and $397,500 for the years ended December 31, 2015 and 2014, respectively.

16)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2015, 2014, and 2013, our contributions to the plan on behalf of the participating employees were $365,000, $267,000, and $180,000, respectively.

17)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at year end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2012	$4,254	$(1,641)	$2,613
Changes in net unrealized gain on investments	(4,233)	1,633	(2,600)
Reclassification adjustment for net realized losses	129	(50)	79
December 31, 2013	150	(58)	92
Changes in net unrealized loss on investments	6,367	(2,460)	3,907
Reclassification adjustment for net realized losses	20	(8)	12
December 31, 2014	6,537	(2,526)	4,011
Changes in net unrealized gain on investments	(3,070)	1,187	(1,883)
Reclassification adjustment for net realized gains	(827)	319	(508)
December 31, 2015	$2,640	$(1,020)	$1,620

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

18)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2015		2014		2013
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.05	$1,073	$0.04	$832	$0.03	$486
Second Quarter	$0.05	$1,077	$0.04	$834	$0.03	$486
Third Quarter	$0.05	$1,076	$0.04	$834	$0.03	$486
Fourth Quarter	$0.05	$1,076	$0.04	$836	$0.03	$486

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

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors. Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of December 31, 2015, we had not issued any shares of preferred stock.

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

We granted 130,442 shares of restricted common stock awards during the twelve-month period ended December 31, 2015, which had a weighted-average grant date fair value of $20.38 per share. We granted 103,156 shares of restricted stock during the twelve-month period ended December 31, 2014, which had a weighted-average grant date fair value of $13.86 per share.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2015

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	86,990	$5.25
Granted	10,476	7.64
Vested	17,398	5.25
Outstanding as of December 31, 2013	80,068	5.56
Granted	103,156	13.86
Forfeited	8,057	7.69
Vested	21,784	6.40
Outstanding as of December 31, 2014	153,383	10.91
Granted	130,442	20.38
Forfeited	14,365	13.80
Vested	90,277	12.71
Outstanding as of December 31, 2015	179,183	$16.67

We had approximately $1,343,000 and $619,000 of unrecognized stock compensation expense on December 31, 2015 and 2014, respectively, related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $808,000, $280,000 and $133,000 of stock-based compensation expense during the twelve months ended December 31, 2015, 2014 and 2013, respectively.

We had approximately $360,000 and $477,000 of unrecognized director stock-based compensation expense at December 31, 2015 and 2014, respectively, related to non-vested director stock-based compensation granted, which we expect to recognize ratably until the 2016 Annual Meeting of Stockholders. We recognized $1,166,000 and $371,000 of director stock-based compensation expense during the twelve months ended December 31, 2015 and 2014, respectively.

20)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On February 17, 2016, our Board of Directors declared a $0.05 per share quarterly cash dividend payable on March 18, 2016, to stockholders of record on March 4, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the criteria set forth in the Internal Control-Integrated Framework, our management believes that as of December 31, 2015, our internal control over our financial reporting is effective.

RSM US LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2015, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

UNITED INSURANCE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
United Insurance Holdings Corp.
We have audited United Insurance Holding Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, United Insurance Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries as of December 31, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 1, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Omaha, Nebraska
March 1, 2016

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2015
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government and agency securities	$81,973	$81,647	$81,647
Foreign governments	2,038	2,075	2,075
States, municipalities and political subdivisions	154,004	155,905	155,905
Public utilities	8,398	8,493	8,493
Corporate securities	148,170	146,758	146,758
Redeemable preferred stocks	1,832	1,820	1,820
Total fixed maturities	396,415	396,698	396,698
Mutual Funds	26,357	26,343	26,343
Common stocks:
Public utilities	1,342	1,352	1,352
Other common stocks	18,624	20,694	20,694
Nonredeemable preferred stocks	2,356	2,417	2,417
Total equity securities	48,679	50,806	50,806
Other investments	4,980	5,210	5,210
Total investments	$450,074	$452,714	$452,714

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
	2015	2014
Assets
Fixed maturities, available for sale, at fair value	$8,157	$—
Equity securities, available for sale, at fair value	26,343	—
Cash and cash equivalents	11,555	4,097
Accrued investment income	3	—
Investment in subsidiaries	195,940	201,584
Property and equipment, net	6,838	3,583
Other assets	2	651
Total Assets	$248,838	$209,915

Liabilities
Intercompany payable	$8,657	$6,100
Other liabilities	970	52
Total Liabilities	9,627	6,152

Stockholders' Equity
Common stock	2	2
Additional paid-in capital	97,163	82,380
Treasury stock	(431)	(431)
Accumulated other comprehensive income	1,620	4,011
Retained earnings	140,857	117,801
Total Stockholders' Equity	239,211	203,763
Total Liabilities and Stockholders' Equity	$248,838	$209,915

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
Revenues
Net income from subsidiaries (equity method)	$27,562	$40,108	$20,786
Net realized investment gain	951	—	—
Net investment income	239	—	—
Total revenues	28,752	40,108	20,786

Expenses
Operating and underwriting	138	86	42
General and administrative	1,252	130	120
Interest expense	—	—	1
Total expenses	1,390	216	163
Income before other income	27,362	39,892	20,623
Other income	245	61	—
Income before income taxes	27,607	39,953	20,623
Provision for income tax expense (benefit)	249	(1,060)	281
Net income	$27,358	$41,013	$20,342
Unrealized loss on investments	25	—	—
Reclassification adjustments - gain	(951)	—	—
Income tax benefit (expense) related to other items of comprehensive income	(357)	—	—
Total Comprehensive Income	$26,075	$41,013	$20,342

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$27,358	$41,013	$20,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	74	—	—
Net realized investment gains	(951)	—	—
Deferred income taxes, net	126	(44)	(49)
Stock based compensation	1,974	649	133
Changes in operating assets and liabilities:
Accrued investment income	(3)	—	—
Other assets	450	(548)	58
Intercompany payable	2,557	(47,033)	(1,687)
Other liabilities	918	(352)	341
Net cash provided by (used in) operating activities	32,503	(6,315)	19,138
INVESTING ACTIVITIES
Proceeds from sales of investments available for sale	19,633	—	—
Purchases of investments available for sale	(53,212)	—	—
Additional investment in subsidiaries	16,276	(36,608)	(20,785)
Cost of property and equipment acquired	(3,255)	(3,583)	—
Net cash used in investing activities	(20,558)	(40,191)	(20,785)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(185)	(110)	—
Dividends	(4,302)	(3,336)	(1,944)
Proceeds from offering	—	54,041	3,591
Net cash provided by financing activities	(4,487)	50,595	1,647
Increase in cash	7,458	4,089	—
Cash and cash equivalents at beginning of period	4,097	8	8
Cash and cash equivalents at end of period	$11,555	$4,097	$8

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2015	$548,916	183,808	20,820	$385,928	5.4%
2014	417,769	144,404	18,984	292,349	6.5%
2013	339,765	124,682	41,587	256,670	16.2%

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Liability
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2015	$34	198	(100)	$132
2014	29	42	(37)	34
2013	24	21	(16)	29

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of December 12, 2014, by and among Family Security Holdings, LLC and United Insurance Holdings Corp. (included as exhibit 2.1 to the Form 10-K filed on February 25, 2015, and incorporated herein by reference).

2.2
Stock Purchase Agreement, dated as of September 26, 2015, by and between United Insurance Holdings Corp and Interboro LLC (included as exhibit 2.1 to the Form 8-K filed on September 28, 2015, and incorporated herein by reference.

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

10.5
Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Management, L.C., Skyway Claims Services, LLC, United Property & Casualty Insurance Company, UPC Re and amended to include Family Security Holdings, LLC and its subsidiaries dated July 1, 2012 (filed as exhibit 10.11 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

10.6
Florida Hurricane Catastrophe Fund Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida and including Addenda 1, effective June 1, 2015 (included as exhibit 10.1 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.7
Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Family Security Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.2 to the Form 8-K filed on May 27, 2015 and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description
10.8
Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Family Security Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.3 to the Form 8-K filed on May 27, 2015 and incorporated herein by reference).

10.9
Florida Hurricane Catastrophe Fund Replacement Contract between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.4 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.10
Multi-Year 1 CAT Contract between United Property & Casualty Insurance Company and Family Security Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.5 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.11
Multi-Year 2 CAT Contract between United Property & Casualty Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.6 to the Form 8-K filed on May 27, 2015, and incorporated herein by reference).

10.12
Property Per Risk Excess of Loss (Excluding Florida) Reinsurance Agreement between United Property & Casualty Insurance Company, Family Security Insurance Company, Inc. (and any and/or all future affiliate companies excluding Interboro Insurance Company) and the Subscribing Reinsurer(s), effective January 1, 2016 (included as exhibit 10.1 to the Form 8-K filed on January 27, 2016, and incorporated herein by reference).

10.13
Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company, Family Security Insurance Company, Inc. and the Subscribing Reinsurer(s), effective January 1, 2016 (included as exhibit 10.2 to the Form 8-K filed on January 27, 2016, and incorporated herein by reference).

10.14
Optional Amendment to Change Prior Elections Made in the Reimbursement Contract or the addenda to the Reimbursement Contract between United Property & Casualty Insurance Company and the State Board of Administration of Florida, effective June 1, 2015 (included as exhibit 10.7 to the Form 8-K filed on May 27, 2015 and incorporated herein by reference).

10.15
Underlying Property Catastrophe Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Family Security Insurance Company and Various Reinsurance Companies, effective June 1, 2015 (included as exhibit 10.8 to the Form 8-K filed on May 27, 2015 and incorporated herein by reference).

10.16
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

10.19 (a)
First Amendment to Employment Agreement between United Insurance Holdings Corp. and John Forney, dated June 12, 2012 (included as Exhibit 10.2 to the Form 8-K filed on June 12, 2012, and incorporated herein by reference).

10.20 (a)
Restricted Stock Award Agreement, dated September 14, 2012, by and between United Insurance Holdings Corp. and John Forney (included as Exhibit 10.1 to the Form 8-K, filed September 14, 2012, and incorporated herein by reference).

10.21	Form of Indemnification Agreement between United Insurance Holdings Corp. and its Directors (included as Exhibit 10.1 to the Form 8-K, filed October 10, 2012, and incorporated herein by reference).

10.22 (a)
Employment Agreement, dated November 5, 2012, between United Insurance Management, L.C. and John Langowski (filed as Exhibit 10.1 to the Form 8-KA filed on November 8, 2012, and incorporated herein by reference).

10.23 (a)
Employment Agreement between United Insurance Holdings Corp. and B. Bradford Martz, dated October 31, 2012 and effective October 1, 2012 (filed as Exhibit 10.1 to the Form 8-KA filed on November 6, 2012, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description
10.24
Assumption Agreement between Citizens and United Property Casualty Insurance Company, effective November 20, 2012 (filed as Exhibit 10.1 to the Form 10-Q, filed May 8, 2013, and incorporated herein by reference).

10.25 (a)
Employment Agreement, dated July 10, 2013 between United Insurance Holdings Corp. and Deepak Menon (included as Exhibit 10.1 to the Form 8-K filed on July 11, 2013, and incorporated herein by reference).

10.26 (a)
Employment Agreement, dated August 26, 2013 between United Insurance Holdings Corp. and Andrew Swenson (included as Exhibit 10.1 to the Form 8-K filed on August 26, 2013, and incorporated herein by reference).

10.27 (a)
Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.1 to the Form 8-K, filed September 30, 2013, and incorporated herein by reference).

10.28 (a)
Employment Agreement, dated February 5, 2014 between United Insurance Holdings Corp. and Kimberly Salmon (included as Exhibit 10.1 to the Form 8-K filed on February 6, 2014, and incorporated herein by reference).

10.29 (a)	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy statement for its 2013 Annual Meeting, filed on April 16, 2013).

10.30 (a)
Restricted Stock Award Agreement, dated March 21, 2014, by and between United Insurance Holdings Corp. and Kimberly Salmon (included as exhibit 10.2 to the Form 10-Q filed on May 1, 2014, and incorporated herein by reference).

10.31 (a)
Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.32 (a)
Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.33 (a)
Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.34 (a)
Non-Executive Chairman Agreement, dated September 19, 2014, between United Insurance Holdings Corp. and Gregory C. Branch (included as exhibit 10.4 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.35
Purchase and Sale Agreement, dated September 5, 2014, between AAA Auto Club South, Inc. and United Insurance Holdings Corp. (included as exhibit 10.1 to the Form 8-K filed on September 11, 2014, and incorporated herein by reference).

10.36
Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and General Reinsurance Corporation, effective January 1, 2015 (included as exhibit 10.9 to the Form 10-K filed on February 25, 2015, and incorporated herein by reference).

10.37
Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2015 (included as exhibit 10.10 to the Form 10-K filed on February 25, 2015, and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Conduct and Ethics (included as exhibit 14 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of RSM US LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(a) Indicates management contract or compensatory plan

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	March 1, 2016	By:	/s/ John L. Forney
		Name:	John L. Forney
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Forney John L. Forney	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2016

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer (principal financial and accounting officer)	March 1, 2016

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board	March 1, 2016

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 1, 2016

/s/ William H. Hood, III William H. Hood, III	Director	March 1, 2016

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Director	March 1, 2016

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 1, 2016

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 1, 2016