Form 10-Q
period 2016-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2016-05-04
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission File Number 001-35761
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 4, 2016; 21,594,948 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of March 31, 2016, and for the three months then ended or in documents incorporated by reference that do not reflect historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue,” the negative variations of those words, or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the regulatory, economic and weather conditions in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost and availability of reinsurance;

•	assessments charged by various governmental agencies;

•	pricing competition and other initiatives by competitors;

•	our ability to attract and retain the services of senior management;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	our exposure to catastrophic events and severe weather conditions;

•	downgrades in our financial strength ratings; and

•
other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A of this Form 10-Q.

We caution you not to place reliance on these forward-looking statements, which are valid only as of the date they were made. In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which prescribes when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile and past results may not be indicative of results in future periods.

Our forward-looking statements are subject to numerous risks, uncertainties and assumptions that are described in our filings with the SEC. The forward-looking events that we discuss in this Form 10-Q are valid only as of the date of this Form 10-Q and may not occur, or may have different consequences, in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “RISK FACTORS” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A of this Form 10-Q. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $395,503 and $396,415, respectively)	$401,019	$396,698
Equity securities (adjusted cost of $45,150 and $48,679, respectively)	48,062	50,806
Other investments (amortized cost of $5,326 and $4,980, respectively)	5,648	5,210
Total investments	$454,729	$452,714
Cash and cash equivalents	126,409	84,786
Accrued investment income	2,765	2,915
Property and equipment, net	17,953	17,135
Premiums receivable, net	38,022	41,170
Reinsurance recoverable on paid and unpaid losses	2,662	2,961
Prepaid reinsurance premiums	42,943	79,399
Goodwill	3,413	3,413
Deferred policy acquisition costs	45,375	46,732
Other assets	6,581	8,796
Total Assets	$740,852	$740,021
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$88,446	$76,792
Unearned premiums	294,107	304,653
Reinsurance payable	38,253	64,542
Other liabilities	62,795	42,470
Notes payable	12,059	12,353
Total Liabilities	$495,660	$500,810
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,807,031 and 21,736,431 issued; 21,594,948 and 21,524,348 outstanding for 2016 and 2015, respectively	2	2
Additional paid-in capital	97,520	97,163
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	5,369	1,620
Retained earnings	142,732	140,857
Total Stockholders' Equity	$245,192	$239,211
Total Liabilities and Stockholders' Equity	$740,852	$740,021

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUE:
Gross premiums written	$135,956	$106,616
Decrease in gross unearned premiums	10,546	8,566
Gross premiums earned	146,502	115,182
Ceded premiums earned	(45,132)	(37,134)
Net premiums earned	101,370	78,048
Investment income	2,396	2,073
Net realized gains	270	122
Other revenue	3,525	2,153
Total revenue	107,561	82,396
EXPENSES:
Losses and loss adjustment expenses	64,258	51,971
Policy acquisition costs	27,032	19,186
Operating expenses	3,954	3,541
General and administrative expenses	7,933	7,401
Interest expense	75	83
Total expenses	103,252	82,182
Income before other income	4,309	214
Other income	21	124
Income before income taxes	4,330	338
Provision for income taxes	1,379	140
Net income	$2,951	$198
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	6,380	2,529
Reclassification adjustment for net realized investment gains	(270)	(122)
Income tax expense related to items of other comprehensive income	(2,361)	(930)
Total comprehensive income	$6,700	$1,675

Weighted average shares outstanding
Basic	21,346,701	20,752,565
Diluted	21,537,496	21,243,103

Earnings per share
Basic	$0.14	$0.01
Diluted	$0.14	$0.01

Dividends declared per share	$0.05	$0.05

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$2,951	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	908	678
Bond amortization and accretion	690	557
Net realized gains	(270)	(122)
Provision for uncollectable premiums/over and short	109	112
Deferred income taxes, net	(1,102)	72
Stock based compensation	459	466
Changes in operating assets and liabilities:
Accrued investment income	150	17
Premiums receivable	3,039	1,732
Reinsurance recoverable on paid and unpaid losses	299	(2,230)
Prepaid reinsurance premiums	36,456	30,946
Deferred policy acquisition costs, net	1,357	134
Other assets	670	(4,262)
Unpaid losses and loss adjustment expenses	11,654	9,820
Unearned premiums	(10,546)	(8,566)
Reinsurance payable	(26,289)	(21,414)
Other liabilities	20,325	10,645
Net cash provided by operating activities	$40,860	$18,783
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	55,351	48,777
Purchases of investments available for sale	(51,676)	(66,702)
Cash from acquisition	—	12,745
Cost of property, equipment and capitalized software acquired	(1,440)	(2,506)
Net cash provided by (used in) investing activities	$2,235	$(7,686)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(102)	(73)
Repayments of borrowings	(294)	(2,540)
Dividends	(1,076)	(1,073)
Net cash used in financing activities	$(1,472)	$(3,686)
Increase in cash	41,623	7,411
Cash and cash equivalents at beginning of period	84,786	61,391
Cash and cash equivalents at end of period	$126,409	$68,802

Supplemental Cash Flows Information
Interest paid	$72	$87
Income taxes paid	$200	$425

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and two wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., the managing general agent that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC (our claims adjusting affiliate) that provides services to our insurance affiliates; and UPC Re (our reinsurance affiliate) that provides a portion of the reinsurance protection purchased by our insurance affiliates. On February 3, 2015, we acquired Family Security Holdings, LLC (FSH) and its two wholly-owned subsidiaries, Family Security Insurance Company, Inc. (FSIC) and Family Security Underwriters, LLC, via merger. See Note 4 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding this acquisition.

Our primary product is homeowners' insurance, which we currently offer in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas, under authorization from the insurance regulatory authorities in each state. We are also licensed to write property and casualty insurance in Alabama, Delaware, Maryland, Mississippi, New Hampshire, New York and Virginia; however, we have not commenced writing in these states.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

We prepare our financial statements in conformity with U.S. GAAP. While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, reinsurance recoverable, deferred policy acquisition costs, and investments. Actual results could differ from those estimates. Except for the captions on our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Comprehensive Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We include all of our subsidiaries in our unaudited consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

We prepared the accompanying Unaudited Consolidated Balance Sheet as of March 31, 2016, with the Audited Consolidated Balance Sheet amounts as of December 31, 2015, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

We reclassified certain amounts in the 2015 financial statements to conform to the 2016 presentation. These reclassifications had no impact on our results of operations, cash flows or stockholders' equity as previously reported.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of March 31, 2016, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2015 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2016 and December 31, 2015, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, accounts payable, accrued expenses and other liabilities. The carrying amount of notes payable approximates fair value as the interest rate is variable.

(c) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2016 and December 31, 2015:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. government and agency securities	$79,515	$727	$93	$80,149
Foreign government	2,038	80	—	2,118
States, municipalities and political subdivisions	157,294	3,064	275	160,083
Public utilities	6,080	160	—	6,240
Corporate securities	148,724	2,496	607	150,613
Redeemable preferred stocks	1,852	35	71	1,816
Total fixed maturities	395,503	6,562	1,046	401,019
Mutual fund	21,416	12	44	21,384
Public utilities	1,343	175	—	1,518
Other common stocks	20,035	3,303	631	22,707
Non-redeemable preferred stocks	2,356	120	23	2,453
Total equity securities	45,150	3,610	698	48,062
Other long-term investments	5,326	322	—	5,648
Total investments	$445,979	$10,494	$1,744	$454,729

December 31, 2015
U.S. government and agency securities	$81,973	$148	$474	$81,647
Foreign government	2,038	37	—	2,075
States, municipalities and political subdivisions	154,004	2,391	490	155,905
Public utilities	8,398	128	33	8,493
Corporate securities	148,170	880	2,292	146,758
Redeemable preferred stocks	1,832	37	49	1,820
Total fixed maturities	396,415	3,621	3,338	396,698
Mutual fund	26,357	—	14	26,343
Public utilities	1,342	44	34	1,352
Other common stocks	18,624	2,615	545	20,694
Non-redeemable preferred stocks	2,356	67	6	2,417
Total equity securities	48,679	2,726	599	50,806
Other long-term investments	4,980	230	—	5,210
Total investments	$450,074	$6,577	$3,937	$452,714

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three month periods ended March 31, 2016 and 2015:

	2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$1,055	$25,342	$227	$20,963
Equity securities	—	—	3	238
Total realized gains	1,055	25,342	230	21,201
Fixed maturities	(678)	9,162	(106)	10,534
Equity securities	(107)	6,009	(2)	33
Total realized losses	(785)	15,171	(108)	10,567
Net realized investment gains (losses)	$270	$40,513	$122	$31,768

The table below summarizes our fixed maturities at March 31, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2016
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$39,688	10.0%	$39,650	9.9%
Due after one year through five years	206,558	52.2	208,566	52.0
Due after five years through ten years	112,435	28.4	114,473	28.5
Due after ten years	36,822	9.4	38,330	9.6
Total	$395,503	100.0%	$401,019	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2016	2015
Fixed maturities	$2,099	$1,822
Equity securities	263	203
Cash, cash equivalents and short-term investments	17	3
Other investments	13	42
Other assets	4	3
Investment income	2,396	2,073
Investment expenses	(74)	(87)
Net investment income	$2,322	$1,986

Portfolio monitoring

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we determine if the loss is temporary or other-than-temporary. If our management decides to sell the security or determines that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs or contractual or regulatory requirements, then the security's decline in fair value is considered other-than-temporary and is recorded in earnings.

If we have not made the decision to sell the fixed income security and it is uncertain whether or not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect the security to receive cash flows sufficient to recover the entire cost or amortized cost basis of the security. We calculate the estimated recovery value by discounting the best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compare this to the cost or amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire cost or amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. government and agency securities	9	$26	$5,116	17	$67	$7,972
States, municipalities and political subdivisions	30	231	34,005	3	44	3,664
Public utilities	2	—	200	—	—	—
Corporate securities	51	473	21,213	10	134	10,200
Redeemable preferred stocks	2	71	235	—	—	—
Total fixed maturities	94	801	60,769	30	245	21,836
Mutual Fund	2	44	10,661	—	—	—
Other common stocks	63	582	18,831	5	49	988
Non-redeemable preferred stocks	12	23	955	—	—	—
Total equity securities	77	649	30,447	5	49	988
Total	171	$1,450	$91,216	35	$294	$22,824

December 31, 2015
U.S. government and agency securities	73	$265	$44,786	21	$209	$11,250
States, municipalities and political subdivisions	61	463	56,971	5	27	7,620
Public utilities	8	4	1,961	1	29	1,015
Corporate securities	242	2,025	92,429	9	267	10,047
Redeemable preferred stocks	7	49	746	—	—	—
Total fixed maturities	391	2,806	196,893	36	532	29,932
Mutual Funds	1	14	26,343	—	—	—
Public utilities	4	34	697	—	—	—
Other common stocks	63	497	6,665	3	48	118
Non-redeemable preferred stocks	19	6	1,161	—	—	—
Total equity securities	87	551	34,866	3	48	118
Total	478	$3,357	$231,759	39	$580	$30,050
* This amount represents the actual number of discrete securities, not the number of shares of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis.  We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. The near-term prospects of all the issuers of the equity securities we own indicate we could recover our cost basis, and we also do not intend to sell these securities until their value equals or exceeds their cost.

During the three months ended March 31, 2016 and 2015, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

Fair value measurement

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on the Unaudited Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2016 and December 31, 2015. Changes in interest rates subsequent to March 31, 2016 may affect the fair value of our investments.

The fair value of our fixed-maturities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates, and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of March 31, 2016.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2016 and December 31, 2015:

	Total	Level 1	Level 2	Level 3
March 31, 2016
U.S. government and agency securities	$80,149	$—	$80,149	$—
Foreign government	2,118	—	2,118	—
States, municipalities and political subdivisions	160,083	—	160,083	—
Public utilities	6,240	—	6,240	—
Corporate securities	150,613	—	150,613	—
Redeemable preferred stocks	1,816	1,816	—	—
Total fixed maturities	401,019	1,816	399,203	—
Mutual fund	21,384	21,384	—	—
Public utilities	1,518	1,518	—	—
Other common stocks	22,707	22,707	—	—
Non-redeemable preferred stocks	2,453	2,453	—	—
Total equity securities	48,062	48,062	—	—
Other long-term investments	5,648	300	3,482	1,866
Total investments	$454,729	$50,178	$402,685	$1,866

December 31, 2015
U.S. government and agency securities	$81,647	$—	$81,647	$—
Foreign government	2,075	—	2,075	—
States, municipalities and political subdivisions	155,905	—	155,905	—
Public utilities	8,493	—	8,493	—
Corporate securities	146,758	—	146,758	—
Redeemable preferred stocks	1,820	1,820	—	—
Total fixed maturities	396,698	1,820	394,878	—
Mutual Funds	26,343	26,343	—	—
Public utilities	1,352	1,352	—	—
Other common stocks	20,694	20,694	—	—
Non-redeemable preferred stocks	2,417	2,417	—	—
Total equity securities	50,806	50,806	—	—
Other long-term investments	5,210	300	3,055	1,855
Total investments	$452,714	$52,926	$397,933	$1,855

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

The table below presents the rollforward of our Level 3 investments held at fair value during the three months ended March 31, 2016:

Other Investments
December 31, 2015	$1,855
Transfers in	—
Partnership income	3
Return of capital	(83)
Unrealized gains in accumulated other comprehensive income	91
March 31, 2016	$1,866

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first three months of 2016, we transferred no investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments, and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $5,348,000. We have fully funded our investments in DCR Mortgage Partners VI, L.P., DCR Mortgage Partners VII, L.P., and RCH Mortgage Fund VI Investors, L.P.; however, we are still obligated to fund an additional $623,000 and $835,000 for our investments in Kayne Anderson Senior Credit Fund II, L.P. and Blackstone Alternative Solutions 2015 Trust, respectively. The information presented in the table below is as of March 31, 2016.

	Initial Investment	Book Value	Unrealized Gain	Fair Value
DCR Mortgage Partners VI, L.P.	$591	$579	$300	$879
RCH Mortgage Fund VI Investors, LP	1,000	965	22	987
Total Level 3 limited partnership investments	1,591	1,544	322	1,866
Kayne Senior Credit Fund II, L.P.	1,377	1,317	—	1,317
DCR Mortgage Partners VII, L.P.	2,000	2,000	—	2,000
Blackstone Alternative Solutions 2015 Trust	165	165	—	165
Total Level 2 limited partnership investments	3,542	3,482	—	3,482
Total limited partnership investments	$5,133	$5,026	$322	$5,348
Other short-term investments	300	300	—	300
Total other investments	$5,433	$5,326	$322	$5,648

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

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
March 31, 2016
DCR VI	$(83)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

December 31, 2015
DCR VI	$(88)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

4)	ACQUISITION

On February 3, 2015, we completed the acquisition of Family Security Holdings, LLC and its two wholly-owned subsidiaries. The purchase price consisted of an initial purchase price of $12,994,000, paid in 503,857 shares of our common stock, plus $513,000 of contingent consideration based on a percentage of gross written premiums written on the renewal of FSH policies during the one year period following the closing date. The contingent consideration was paid in 32,943 shares of our common stock in March 2016, based on the average closing price of our common stock during the 180 days immediately prior to the first anniversary of the closing.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three month periods ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to common stockholders	$2,951	$198

Denominator:
Weighted-average shares outstanding	21,346,701	20,752,565
Effect of dilutive securities	190,795	490,538
Weighted-average diluted shares	21,537,496	21,243,103

Basic earnings per share	$0.14	$0.01
Diluted earnings per share	$0.14	$0.01

See Note 14 for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2016	December 31, 2015
Land	$2,114	$2,114
Building and building improvements	5,309	4,298
Computer hardware and software	13,860	13,574
Office furniture and equipment	1,974	1,831
Leasehold improvements	—	141
Total, at cost	23,257	21,958
Less: accumulated depreciation and amortization	(5,304)	(4,823)
Property and equipment, net	$17,953	$17,135

Depreciation and amortization expense under property and equipment was $622,000 and $339,000 for the three months ended March 31, 2016 and 2015, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

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

For the treaty year beginning June 1, 2015 and ending on May 31, 2016, UPC Insurance has obtained reinsurance protection of $1,243,122,000 excess $25,000,000, providing sufficient protection for approximately a 1-in-100 year hurricane event and a second 1-in-50 year hurricane event as calculated using a blended model result predominately based on our licensed modeling software, AIR model version 15, using long-term event rates including demand surge. For a single first event hurricane or tropical storm, UPC Insurance will pay, or “retain”, 100% of losses up to $25,000,000 in a Florida event and 100% of losses up to $5,000,000 in an event outside of Florida. The catastrophe excess of loss reinsurance program provides 100% coverage for all losses in excess of $25,000,000 up to $1,173,122,000 for a first event and $1,243,122,000 for any number of subsequent events until all limits are exhausted.

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

In addition to the FHCF and FHCF replacement coverage, $585,000,000 of aggregate catastrophe reinsurance coverage in excess of $25,000,000 was acquired from 35 unaffiliated private reinsurers who either carry A.M. Best financial strength ratings of A- or higher, or have fully collateralized their maximum potential obligations in dedicated trusts for the benefit of United Property & Casualty Insurance Company. Our 2015 agreements with these private reinsurers structure coverage into 6 layers, with a cascading feature such that all layers attach at $25,000,000. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted ensuring there are no potential gaps in coverage up to the $1,173,122,000 first event program exhaustion point. UPC Insurance also secured up to $95,000,000 of limit that can be utilized at our option for second and subsequent events at an additional cost, but the Company is under no obligation to activate this layer.

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
March 31, 2016

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended March 31,
	2016	2015
Excess-of-loss	$(4,057)	$(2,126)
Equipment & identity theft	(1,576)	(1,194)
Flood	(3,043)	(2,847)
Ceded premiums written	$(8,676)	$(6,167)
Decrease in ceded unearned premiums	(36,456)	(30,967)
Ceded premiums earned	$(45,132)	$(37,134)

Current year catastrophe losses by the event magnitude are shown in the following table for the three months ended March 31, 2016 and 2015.

	2016			2015
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
$ 1 million to $5 million (2)	4	$11,341	11.2%	5	$15,259	19.6%
Less than $1 million (3)	6	3,715	3.7%	—	—	—%
Total	10	$15,056	14.9%	5	$15,259	19.6%

(1)	Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves.

(2)	Reflects losses from winter storms in 2015. Reflects losses from Florida tornadoes and winter storms in 2016.

(3)	Reflects losses from hail and wind storms in 2016.

We collected cash recoveries under our reinsurance agreements totaling $266,000 and $811,000 for the three month periods ended March 31, 2016 and 2015, respectively.

Effective January 1, 2016, we entered into a new reinsurance agreement with several private reinsurers. This agreement provides coverage against accumulated losses from all catastrophe events in all states in which we operate except against those windstorms named by the National Hurricane Center. We will retain the first $15,000,000 of aggregate catastrophe losses and then transfer the next $20,000,000 of catastrophe losses in the aggregate, excluding named windstorms. The $20,000,000 of aggregate limit is intended to provide additional protection against the Company's modeled expected loss from the catastrophe perils of winter storms, severe convection storms, tornadoes and hail.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $246,000 and $241,000 for the three month periods ended March 31, 2016 and 2015, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

8)    LONG-TERM DEBT

Our long-term debt at March 31, 2016 consisted of a note payable to the Florida State Board of Administration (SBA note). At March 31, 2016 and December 31, 2015, we owed $12,059,000 and $12,353,000, respectively, on the note and the interest rate was 2.31% and 2.05%, respectively. All other terms and conditions of the note remain as described in our 2015 Form 10-K.

The $12,059,000 SBA note requires United Property & Casualty Insurance Company to maintain surplus as regards policyholders at or above a calculated level, which was $32,059,000 at March 31, 2016. Each quarter, we monitor the surplus as regards policyholders for both of our insurance affiliates and, for various reasons, we occasionally provide additional capital to our insurance affiliates. During the three month period ended March 31, 2016, we contributed $5,000,000 capital to our insurance affiliates. During the three month period ended March 31, 2015, no contributions were made to our insurance affiliates. We may make future contributions of capital to our insurance affiliates as circumstances require.

Our SBA note requires that United Property & Casualty Insurance Company maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to United Property & Casualty Insurance Company under the agreement plus the outstanding balance of the note. At March 31, 2016, United Property & Casualty Insurance Company's net written premium to surplus ratio was 6.5:1, which is well above the 2:1 required ratio. United Property & Casualty Insurance Company's gross written premium to surplus ratio was 10.2:1, which exceeds the required ratio of 6:1. Should United Property & Casualty Insurance Company fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, United Property & Casualty Insurance Company's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 1.78% at the end of March 2016. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.31% at the end of March 2016. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2016, we were in compliance with the covenants of the SBA note.

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

10)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. At March 31, 2016, and during the three months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

The National Association of Insurance Commissioners published Risk-Based Capital (RBC) guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

policyholders. Most states, including Florida and Hawaii, have enacted statutory requirements adopting the NAIC RBC guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

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

The SBA note is considered a surplus note pursuant to statutory accounting principles. As a result, United Property & Casualty Insurance Company is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the surplus note. Any payment of principal or interest requires permission from the insurance regulatory authority.

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

•
Statutory accounting requires that a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers.  Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate's domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.

•
Statutory accounting requires an additional admissibility test and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

Our insurance affiliates must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

GAAP. For the three month periods ended March 31, 2016 and 2015, UPC, FSIC and UPC Re recorded the following amounts of statutory net income (loss).

	Three Months Ended
	March 31, 2016	March 31, 2015
UPC	$(1,172)	$(2,366)
UPC Re	$(10)	$41
FSIC	$96	$115

Our insurance affiliates must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. UPC is required to maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. Our reinsurance affiliate is required to maintain a minimum surplus of $100,000. FSIC is required to maintain capital and surplus of $3,250,000. The table below shows the amount of surplus as regards policyholders for our regulated entities at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016	December 31, 2015
UPC	$135,996	$135,288
UPC Re	$968	$728
FSIC	$15,669	$15,572

11)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance. During the three months ended March 31, 2016 and 2015, Groelle & Salmon, PA billed us approximately $596,000 and $180,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $298,000 and $90,000, for the three months ended March 31, 2016 and 2015, respectively.

12)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2015	$2,640	$(1,020)	$1,620
Changes in net unrealized gains on investments	6,380	(2,465)	3,915
Reclassification adjustment for realized gains	(270)	104	(166)
March 31, 2016	$8,750	$(3,381)	$5,369

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

13)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to shareholders of record as follows for the periods presented:

	Three Months Ended March 31,
	2016		2015
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.05	$1,076	$0.05	$1,073

On February 3, 2015, we completed the acquisition of FSH and its subsidiaries by issuing 503,857 shares of our common stock as payment of the initial purchase price. We paid contingent consideration of 32,943 additional shares of our common stock in March 2016. See Note 4 for additional information on this acquisition.

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our Board of Directors. Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of March 31, 2016, we had not issued any shares of preferred stock.

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

We granted 46,205 shares of restricted common stock during the three month period ended March 31, 2016, which had a weighted-average grant date fair value of $17.63 per share. We granted 65,442 shares of restricted common stock during the three month period ended March 31, 2015, which had a weighted-average grant date fair value of $24.60 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	179,183	$16.67
Granted	46,205	17.63
Forfeited	8,548	21.74
Vested	20,965	21.19
Outstanding as of March 31, 2016	195,875	$16.19

We had approximately $1,960,000 and $2,105,000 of unrecognized stock compensation expense on March 31, 2016 and 2015, respectively, related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $197,000 and $125,000 of stock-based compensation expense during the three months ended March 31, 2016 and 2015, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

We had approximately $98,000 and $136,000 of unrecognized director stock-based compensation expense at March 31, 2016 and March 31, 2015, respectively, related to non-vested director stock-based compensation granted, that we expect to recognize ratably until the 2016 Annual Meeting of Stockholders. We recognized $262,000 and $341,000 of director stock-based compensation expense during the three months ended March 31, 2016 and March 31, 2015, respectively.

15)    SUBSEQUENT EVENTS

On May 4, 2016, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on May 26, 2016, to stockholders of record on May 19, 2016.

On April 29, 2016, we acquired Interboro Insurance Company (Interboro), a New York domiciled property and casualty insurer licensed in New York, South Carolina, Alabama, Louisiana, and Washington, D.C. We acquired all of the outstanding common stock of Interboro for $57,000,000. We paid $48,500,000 in cash at closing and issued an $8,500,000 promissory note to Interboro LLC (the Seller), which will mature in 18 months and bear interest at an annual rate of 6%. As a result of this transaction, we acquired approximately $55,000,000 of homeowners' insurance gross written premiums in New York and South Carolina. All personal automobile and other non-homeowners insurance lines of business remained with the Seller and its retained insurance subsidiaries. Certain other long-term liabilities, such as Interboro's pension and leasehold obligations, have also been carved out and have been assumed by the Seller.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

OUR BUSINESS

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies. We conduct our business principally through six wholly-owned operating subsidiaries: United Property & Casualty Insurance Company, United Insurance Management, L.C., Family Security Insurance Company, Inc., Family Security Underwriters, LLC, Skyway Claims Services, LLC (our claims adjusting affiliate) and UPC Re (our reinsurance affiliate). Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, North Carolina, Rhode Island, South Carolina and Texas, and we are licensed to write in Alabama, Delaware, Maryland, Mississippi, New Hampshire, New York and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of UPC Insurance. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes found under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Events

On May 4, 2016, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on May 26, 2016, to stockholders of record on May 19, 2016.

On April 29, 2016, we acquired Interboro, a New-York domiciled property and casualty insurer licensed in New York, South Carolina, Alabama, Louisiana, and Washington, D.C. We acquired all of the outstanding common stock of Interboro for $57,000,000. We paid $48,500,000 in cash at closing and issued an $8,500,000 promissory note to Interboro LLC, which will mature in 18 months and bear interest at an annual rate of 6%. We acquired approximately $55,000,000 of homeowners' insurance gross written premiums in New York and South Carolina. All personal automobile and other non-homeowners insurance lines of business remained with the Seller and its retained insurance subsidiaries. Certain other long-term liabilities such as Interboro's pension and leasehold obligations have also been carved out and have been assumed by the Seller.

UNITED INSURANCE HOLDINGS CORP.

2016 Highlights

•	Consolidated net income was $2,951,000 for the three months ended March 31, 2016, compared to $198,000 for the three months ended March 31, 2015.

•	Net income per diluted share was $0.14 for the three months ended March 31, 2016, compared to $0.01 for the three months ended March 31, 2015.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 101.8% for the three months ended March 31, 2016, compared to 105.2% for the three months ended March 31, 2015.

•	Total revenues were $107,561,000 for the three months ended March 31, 2016, compared to $82,396,000 for the three months ended March 31, 2015.

•	Investment and cash holdings were $581,138,000 at March 31, 2016, compared to $537,500,000 at December 31, 2015.

•	Investment income was $2,396,000 for the three months ended March 31, 2016, compared to $2,073,000 for the three months ended March 31, 2015.

•	Net realized gains were $270,000 for the three months ended March 31, 2016, compared to net realized gains of $122,000 for the three months ended March 31, 2015.

•	Book value per share was $11.35 at March 31, 2016, a 2.2% increase from $11.11 at December 31, 2015.

•	Return on average equity for the trailing twelve months ended March 31, 2016 was 13.0% compared to 15.2% for the trailing twelve months ended March 31, 2015.

•	Policies in-force were 364,742 at March 31, 2016, a 35.0% increase from 270,098 at March 31, 2015.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended March 31,
	2016	2015
REVENUE:
Gross premiums written	$135,956	$106,616
Decrease in gross unearned premiums	10,546	8,566
Gross premiums earned	146,502	115,182
Ceded premiums earned	(45,132)	(37,134)
Net premiums earned	101,370	78,048
Investment income	2,396	2,073
Net realized gains (losses)	270	122
Other revenue	3,525	2,153
Total revenue	107,561	82,396
EXPENSES:
Losses and loss adjustment expenses	64,258	51,971
Policy acquisition costs	27,032	19,186
Operating expenses	3,954	3,541
General and administrative expenses	7,933	7,401
Interest expense	75	83
Total expenses	103,252	82,182
Income before other income	4,309	214
Other income	21	124
Income before income taxes	4,330	338
Provision for income taxes	1,379	140
Net income	$2,951	$198
Net income per diluted share	$0.14	$0.01
Book value per share	$11.35	$10.14
Return on average equity, ttm	13.0%	15.2%
Loss ratio, net[1]	63.4%	66.6%
Expense ratio[2]	38.4%	38.6%
Combined ratio (CR)[3]	101.8%	105.2%
Effect of current year catastrophe losses on CR	14.9%	19.6%
Effect of prior year development on CR	3.1%	1.2%
Underlying combined ratio[4]	83.8%	84.4%
1 Loss ratio, net is calculated as losses and loss adjustment expenses relative to net premiums earned.
2 Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned.
3 Combined ratio is the sum of the loss ratio, net and the expense ratio.
4 Underlying combined ratio, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in "Definitions of Non-GAAP Measures" below.

Definitions of Non-GAAP Measures

We believe that investors' understanding of UPC Insurance's performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Combined ratio excluding the effects of current year catastrophe losses and reserve development (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between four GAAP operating ratios: the combined ratio, the effect of current year catastrophe losses on the combined ratio and the effect of prior year development on the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses and prior year developments. Current year catastrophe losses

UNITED INSURANCE HOLDINGS CORP.

cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2016, we reassessed our critical accounting policies and estimates as disclosed in our 2015 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2016 COMPARED TO DECEMBER 31, 2015

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in our 2015 Form 10-K.

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

Two outside asset management companies, which have authority and discretion to buy and sell securities for us, manage our investments subject to (i) the guidelines established by our Board of Directors, and (ii) the direction of management. We direct our asset managers to make changes and to hold, buy or sell securities in our portfolio.

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $581,138,000 at March 31, 2016.

The following table summarizes our investments, by type:

	March 31, 2016		December 31, 2015
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$80,149	13.8%	$81,647	15.2%
Foreign government	2,118	0.4	2,075	0.4
States, municipalities and political subdivisions	160,083	27.5	155,905	29.0
Public utilities	6,240	1.1	8,493	1.6
Corporate securities	150,613	25.9	146,758	27.2
Redeemable preferred stocks	1,816	0.3	1,820	0.3
Total fixed maturities	401,019	69.0	396,698	73.7
Mutual fund	21,384	3.7	26,343	4.9
Public utilities	1,518	0.3	1,352	0.3
Other common stocks	22,707	3.8	20,694	3.9
Non-redeemable preferred stocks	2,453	0.4	2,417	0.4
Total equity securities	48,062	8.2	50,806	9.5
Other long-term investments	5,648	1.0	5,210	1.0
Total investments	454,729	78.2	452,714	84.2
Cash and cash equivalents	126,409	21.8	84,786	15.8
Total cash, cash equivalents and investments	$581,138	100.0%	$537,500	100.0%

We classify all of our investments as available-for-sale. Our investments at March 31, 2016 and December 31, 2015 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At March 31, 2016, approximately 85% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 15% were corporate bonds rated “BBB”.

UNITED INSURANCE HOLDINGS CORP.

At March 31, 2016, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $294,000; approximately $245,000 of the total related to thirty fixed maturities, while five equity securities reflected an unrealized loss of $49,000.  We currently have no plans to sell these thirty-five securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at March 31, 2016. Similarly, we did not record impairment charges at December 31, 2015.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

Revenue

Net income for the quarter increased by $2,753,000 or 1,390.4% to $2,951,000 for the quarter ended March 31, 2016 from $198,000 for the same period in 2015. The increase in net income was primarily due to increases in gross written premium for the first quarter of 2016 compared to the first quarter of 2015.

Our gross written premiums increased by $29,340,000, or 27.5%, to $135,956,000 for the quarter ended March 31, 2016 from $106,616,000 for the same period in 2015, primarily due to the strong organic growth in new and renewal business generated both in and outside of Florida. The breakdown of the quarter-over-quarter changes in both written and assumed premiums by region and direct versus assumed is shown in the following table:

	Three Months Ended March 31,
Direct and Assumed Written Premium By Region (1)	2016	2015	Change
Florida	$73,698	$71,394	$2,304
Gulf	29,669	8,996	20,673
Southeast	18,634	14,004	4,630
Northeast	17,245	12,566	4,679
Total direct written premium by region	139,246	106,960	32,286
Assumed premium (2)	(3,290)	(344)	(2,946)
Total gross written premium	$135,956	$106,616	$29,340
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas, Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island, and Southeast includes Georgia, North Carolina and South Carolina.
(2) All assumed premiums are written in Florida due to policy assumptions from Citizens Property Insurance Corporation that are written in Florida and are shown net of opt-outs.

	Three Months Ended March 31,
New and Renewal Policies* By Region	2016	2015	Change
Florida	42,819	40,706	2,113
Gulf	19,969	6,081	13,888
Southeast	14,392	10,083	4,309
Northeast	13,078	9,268	3,810
Total	90,258	66,138	24,120
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended March 31, 2016 increased $21,070,000, or 25.6%, to $103,252,000 for the first quarter of 2016 from $82,182,000 for the same period in 2015, primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss and combined ratios is shown below.

	Three Months Ended March 31,
	2016	2015	Change
Net Loss and LAE	$64,258	$51,971	$12,287
% of Gross earned premiums	43.9%	45.1%	(1.2) pts
% of Net earned premiums	63.4%	66.6%	(3.2) pts
Less:
Current year catastrophe losses	$15,056	$15,259	$(203)
Prior year reserve development (favorable)	3,186	945	2,241
Underlying loss and LAE*	$46,016	$35,767	$10,249
% of Gross earned premiums	31.4%	31.1%	0.3 pts
% of Net earned premiums	45.4%	45.8%	(0.4) pts

Policy acquisition costs	$27,032	$19,186	$7,846
Operating and underwriting	3,954	3,541	413
General and administrative	7,933	7,401	532
Total Operating Expenses	$38,919	$30,128	$8,791
% of Gross earned premiums	26.6%	26.2%	0.4 pts
% of Net earned premiums	38.4%	38.6%	(0.2) pts

Interest Expense	$75	$83	$(8)
Total Expenses	$103,252	$82,182	$21,070

Combined Ratio - as % of gross earned premiums	70.5%	71.3%	(0.8) pts
Underlying Combined Ratio - as % of gross earned premiums	58.0%	57.3%	0.7 pts

Combined Ratio - as % of net earned premiums	101.8%	105.2%	(3.4) pts
Underlying Combined Ratio - as % of net earned premiums	83.8%	84.4%	(0.6) pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $12,287,000, or 23.6%, to $64,258,000 for the first quarter of 2016 from $51,971,000 for the first quarter of 2015. Loss and LAE expense as a percentage of net earned premiums decreased 3.2 points resulting in a net loss ratio of 63.4% for the quarter, compared to a net loss ratio of 66.6% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 31.4%, an increase of 0.3 points from 31.1% during the first quarter of 2015.

Policy acquisition costs increased $7,846,000, or 40.9%, to $27,032,000 for the first quarter of 2016 from $19,186,000 for the first quarter of 2015. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating expenses increased by $413,000, or 11.7% for the first quarter of 2016 to $3,954,000 from $3,541,000 for the first quarter of 2015, primarily due to increased investments in information technology systems and equipment.

UNITED INSURANCE HOLDINGS CORP.

General and administrative expenses increased $532,000, or 7.2% for the first quarter of 2016 to $7,933,000 from $7,401,000 for the first quarter of 2015, primarily due to increases in personnel, depreciation and amortization costs related to our continued growth.

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

On April 29, 2016, we acquired all of the outstanding common stock of Interboro for $57,000,000. We paid $48,500,000 in cash at closing and issued an $8,500,000 promissory note to the Seller, which will mature in 18 months and bear interest at an annual rate of 6%.

During the first quarter of 2016, we contributed $5,000,000 of capital to Family Security Insurance Company, Inc. and we will continue to contribute capital throughout the year as required to fund the growing operations of our insurance affiliates.

Operating Activities

During the three months ended March 31, 2016, our operations generated cash of $40,860,000, compared to generating cash of $18,783,000 during the same period in 2015. The $22,077,000 increase in operating cash was primarily driven by a $35,903,000 increase in premium collections during the first three months of 2016 compared to the same period in 2015 and by an increase of $5,838,000 in assumptions during the first three months of 2016 compared to the same period last year. In addition, we paid $200,000 of income taxes during the first three months of 2016 compared to paying $425,000 of income taxes for the same period last year. Partially offsetting this increase in cash inflows was an increase in cash outflows related to claims payments, reinsurance payments and agent commission expenses. Claims payments increased approximately $6,446,000, primarily due to the increase in exposures and payments on claims from current and prior accident years. Agents' commission payments increased $5,088,000 due to our continuing growth. Reinsurance payments increased $7,603,000 because we purchased more reinsurance coverage under our 2015-2016 contracts than we purchased under our 2014-2015 contracts.

Investing Activities

During the three months ended March 31, 2016, our investing activities provided $2,235,000 of cash compared to using $7,686,000 of cash in the same period of the prior year. The increase in cash provided primarily relates to a $15,026,000 decrease in the amount of investments purchased and a $6,574,000 increase in the amount of investments sold during the three months ended March 31, 2016 compared to the same period in 2015. In addition, there was a decline in our investments in property and equipment of $1,066,000 primarily due to the increased purchases of capitalized software during the first quarter of 2015. Partially offsetting the increase in net cash provided during the three months was the $12,745,000 in cash acquired from the acquisition of FSH and its subsidiaries during the first quarter of 2015, while no such acquisition occurred during the first three months of 2016.

UNITED INSURANCE HOLDINGS CORP.

Financing Activities

During the three months ended March 31, 2016, our financing activities used cash of $1,472,000 compared to using cash of $3,686,000 during the three months ended March 31, 2015. The decrease in cash used by financing activities primarily relates to the repayments of borrowings decrease of $2,246,000 because we paid off the outstanding loan payable balance acquired in the Family Security Holdings, LLC transaction during the first quarter of 2015, while no such repayment occurred in 2016.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2016, we had no off-balance-sheet arrangements.

UNITED INSURANCE HOLDINGS CORP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to interest rates, the financial condition of the issuer of our fixed-maturities and equity security prices. These risks were disclosed in Part 1, Item 1A of our 2015 Form 10-K; we have no material changes or additions to that disclosure.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we must disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the fiscal quarter ended March 31, 2016, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A (Risk Factors) of our 2015 Form 10-K sets forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended March 31, 2016, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At March 31, 2016, we were in compliance with these requirements.

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

Repurchases. During the three months ended March 31, 2016, we did not repurchase equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

May 4, 2016	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

May 4, 2016	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)