Form 10-Q
period 2016-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2016-08-09
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Commission File Number 001-35761
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 9, 2016; 21,643,714 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of June 30, 2016, and for the three and six months ended June 30, 2016 or in documents incorporated by reference that do not reflect historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue,” the negative variations of those words, or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $453,623 and $396,415, respectively)	$465,725	$396,698
Equity securities (adjusted cost of $24,046 and $48,679, respectively)	27,752	50,806
Other investments (amortized cost of $5,419 and $4,980, respectively)	5,679	5,210
Total investments	$499,156	$452,714
Cash and cash equivalents	136,209	84,786
Accrued investment income	3,639	2,915
Property and equipment, net	18,299	17,135
Premiums receivable, net	44,414	41,170
Reinsurance recoverable on paid and unpaid losses	22,852	2,961
Prepaid reinsurance premiums	180,747	79,399
Goodwill	15,544	3,413
Deferred policy acquisition costs	58,786	46,732
Other assets	17,114	8,796
Total Assets	$996,760	$740,021
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$117,013	$76,792
Unearned premiums	366,521	304,653
Reinsurance payable	170,426	64,542
Other liabilities	58,158	42,470
Notes payable	25,486	12,353
Total Liabilities	$737,604	$500,810
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,854,597 and 21,736,431 issued; 21,642,514 and 21,524,348 outstanding for 2016 and 2015, respectively	2	2
Additional paid-in capital	98,338	97,163
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	9,974	1,620
Retained earnings	151,273	140,857
Total Stockholders' Equity	$259,156	$239,211
Total Liabilities and Stockholders' Equity	$996,760	$740,021

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE:
Gross premiums written	$210,756	$162,582	$346,712	$269,198
Increase in gross unearned premiums	(46,171)	(41,600)	(35,625)	(33,034)
Gross premiums earned	164,585	120,982	311,087	236,164
Ceded premiums earned	(50,406)	(40,530)	(95,538)	(77,664)
Net premiums earned	114,179	80,452	215,549	158,500
Investment income	2,727	2,239	5,123	4,312
Net realized gains (losses)	102	(133)	372	(11)
Other revenue	3,913	2,782	7,438	4,935
Total revenue	120,921	85,340	228,482	167,736
EXPENSES:
Losses and loss adjustment expenses	62,611	44,627	126,869	96,598
Policy acquisition costs	25,721	21,198	52,753	40,384
Operating expenses	5,814	4,809	9,768	8,350
General and administrative expenses	11,497	6,512	19,430	13,913
Interest expense	116	68	191	151
Total expenses	105,759	77,214	209,011	159,396
Income before other income	15,162	8,126	19,471	8,340
Other income	48	61	69	185
Income before income taxes	15,210	8,187	19,540	8,525
Provision for income taxes	5,369	2,912	6,748	3,052
Net income	$9,841	$5,275	$12,792	$5,473
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	7,420	(4,892)	13,800	(2,363)
Reclassification adjustment for net realized investment losses (gains)	(102)	133	(372)	11
Income tax benefit (expense) related to items of other comprehensive income	(2,713)	1,839	(5,074)	909
Total comprehensive income	$14,446	$2,355	$21,146	$4,030

Weighted average shares outstanding
Basic	21,423,739	21,255,496	21,385,220	21,145,624
Diluted	21,631,077	21,508,511	21,584,287	21,376,540

Earnings per share
Basic	$0.46	$0.25	$0.60	$0.26
Diluted	$0.45	$0.25	$0.59	$0.26

Dividends declared per share	$0.06	$0.05	$0.11	$0.10

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$12,792	$5,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,578	1,254
Bond amortization and accretion	1,611	(832)
Net realized losses (gains)	(372)	11
Provision for uncollectable premiums/over and short	241	212
Deferred income taxes, net	(204)	3,902
Stock based compensation	931	985
Changes in operating assets and liabilities:
Accrued investment income	(76)	(345)
Premiums receivable	(266)	(12,570)
Reinsurance recoverable on paid and unpaid losses	(16,560)	(6,490)
Prepaid reinsurance premiums	(101,348)	(97,230)
Deferred policy acquisition costs, net	(12,054)	(11,238)
Other assets	(2,297)	(4,958)
Unpaid losses and loss adjustment expenses	15,254	10,812
Unearned premiums	35,625	33,034
Reinsurance payable	106,818	118,718
Other liabilities	7,846	12,616
Net cash provided by operating activities	$52,519	$53,354
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	111,924	65,751
Purchases of investments available for sale	(79,737)	(79,357)
Cash from acquisition	—	14,467
Purchase of subsidiary	(32,840)	—
Cost of property, equipment and capitalized software acquired	(2,379)	(4,705)
Net cash used in investing activities	$(3,032)	$(3,844)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(271)	(165)
Proceeds from borrowings	5,200	—
Repayments of borrowings	(617)	(2,834)
Dividends	(2,376)	(2,150)
Net cash provided by (used in) financing activities	$1,936	$(5,149)
Increase in cash	51,423	44,361
Cash and cash equivalents at beginning of period	84,786	61,391
Cash and cash equivalents at end of period	$136,209	$105,752

Supplemental Cash Flows Information
Interest paid	$137	$153
Income taxes paid	$6,312	$4,491

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and three wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., the managing general agent that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC (our claims adjusting affiliate) that provides services to our insurance affiliates; and UPC Re (our reinsurance affiliate) that provides a portion of the reinsurance protection purchased by our insurance affiliates. On February 3, 2015, we acquired Family Security Holdings, LLC (FSH) and its two wholly-owned subsidiaries, Family Security Insurance Company, Inc. (FSIC) and Family Security Underwriters, LLC, via merger. On April 29, 2016, we acquired Interboro Insurance Company (IIC) via merger. See Note 4 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding these acquisitions.

Our primary product is homeowners' insurance, which we currently offer in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Texas, under authorization from the insurance regulatory authorities in each state. We are also licensed to write property and casualty insurance in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia; however, we have not commenced writing in these states.

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of June 30, 2016, with the Audited Consolidated Balance Sheet amounts as of December 31, 2015, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of June 30, 2016, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our 2015 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2016 and December 31, 2015, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable with the Florida State Board of Administration and the Branch Banking & Trust Corporation (BB&T) approximate fair value as the interest rates are variable. The carrying amount of our note payable with Interboro, LLC approximates fair value due to the short term nature of the loan.

(c) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update is intended to replace the incurred loss impairment methodology in current GAAP with a method that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will provide users with more useful information regarding the expected credit losses on financial instruments an other commitments to extend credit held by a reporting entity at each reporting date. In addition, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2016 and December 31, 2015:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. government and agency securities	$98,267	$1,664	$47	$99,884
Foreign government	3,062	101	—	3,163
States, municipalities and political subdivisions	171,011	6,218	59	177,170
Public utilities	7,154	270	—	7,424
Corporate securities	172,257	4,462	483	176,236
Redeemable preferred stocks	1,872	59	83	1,848
Total fixed maturities	453,623	12,774	672	465,725
Public utilities	1,343	271	—	1,614
Other common stocks	19,824	3,820	528	23,116
Non-redeemable preferred stocks	2,879	160	17	3,022
Total equity securities	24,046	4,251	545	27,752
Other long-term investments	5,419	278	18	5,679
Total investments	$483,088	$17,303	$1,235	$499,156

December 31, 2015
U.S. government and agency securities	$81,973	$148	$474	$81,647
Foreign government	2,038	37	—	2,075
States, municipalities and political subdivisions	154,004	2,391	490	155,905
Public utilities	8,398	128	33	8,493
Corporate securities	148,170	880	2,292	146,758
Redeemable preferred stocks	1,832	37	49	1,820
Total fixed maturities	396,415	3,621	3,338	396,698
Mutual fund	26,357	—	14	26,343
Public utilities	1,342	44	34	1,352
Other common stocks	18,624	2,615	545	20,694
Non-redeemable preferred stocks	2,356	67	6	2,417
Total equity securities	48,679	2,726	599	50,806
Other long-term investments	4,980	230	—	5,210
Total investments	$450,074	$6,577	$3,937	$452,714

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six month periods ended June 30, 2016 and 2015:

	2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$243	$11,040	$—	$261
Equity securities	24	10,769	36	734
Total realized gains	267	21,809	36	995
Fixed maturities	(96)	3,866	(163)	7,494
Equity securities	(69)	10,999	(6)	125
Total realized losses	(165)	14,865	(169)	7,619
Net realized investment gains (losses)	$102	$36,674	$(133)	$8,614

Six Months Ended June 30,
Fixed maturities	$1,298	$36,382	$227	$21,224
Equity securities	24	10,769	39	972
Total realized gains	1,322	47,151	266	22,196
Fixed maturities	(774)	13,028	(269)	18,028
Equity securities	(176)	17,008	(8)	158
Total realized losses	(950)	30,036	(277)	18,186
Net realized investment gains (losses)	$372	$77,187	$(11)	$40,382

The table below summarizes our fixed maturities at June 30, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2016
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$38,741	8.5%	$38,780	8.3%
Due after one year through five years	224,697	49.5	228,833	49.1
Due after five years through ten years	142,564	31.5	147,667	31.7
Due after ten years	47,621	10.5	50,445	10.9
Total	$453,623	100.0%	$465,725	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturities	$2,343	$1,979	$4,442	$3,801
Equity securities	204	231	467	434
Cash, cash equivalents and short-term investments	32	2	49	5
Other investments	143	24	156	66
Other assets	5	3	9	6
Investment income	2,727	2,239	5,123	4,312
Investment expenses	(131)	(2)	(205)	(89)
Net investment income	$2,596	$2,237	$4,918	$4,223

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. government and agency securities	8	$13	$4,817	12	$34	$4,689
States, municipalities and political subdivisions	18	59	20,600	—	—	—
Corporate securities	11	27	4,004	17	456	10,248
Redeemable preferred stocks	7	53	724	2	30	235
Total fixed maturities	44	152	30,145	31	520	15,172
Other common stocks	44	388	6,868	13	140	1,415
Non-redeemable preferred stocks	1	2	128	8	15	645
Total equity securities	45	390	6,996	21	155	2,060
Other long-term investments	1	18	988	—	—	—
Total	90	$560	$38,129	52	$675	$17,232

December 31, 2015
U.S. government and agency securities	73	$265	$44,786	21	$209	$11,250
States, municipalities and political subdivisions	61	463	56,971	5	27	7,620
Public utilities	8	4	1,961	1	29	1,015
Corporate securities	242	2,025	92,429	9	267	10,047
Redeemable preferred stocks	7	49	746	—	—	—
Total fixed maturities	391	2,806	196,893	36	532	29,932
Mutual Funds	1	14	26,343	—	—	—
Public utilities	4	34	697	—	—	—
Other common stocks	63	497	6,665	3	48	118
Non-redeemable preferred stocks	19	6	1,161	—	—	—
Total equity securities	87	551	34,866	3	48	118
Total	478	$3,357	$231,759	39	$580	$30,050
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

During the three and six months ended June 30, 2016 and 2015, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2016 and December 31, 2015. Changes in interest rates subsequent to June 30, 2016 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of June 30, 2016.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2016 and December 31, 2015:

	Total	Level 1	Level 2	Level 3
June 30, 2016
U.S. government and agency securities	$99,884	$—	$99,884	$—
Foreign government	3,163	—	3,163	—
States, municipalities and political subdivisions	177,170	—	177,170	—
Public utilities	7,424	—	7,424	—
Corporate securities	176,236	—	176,236	—
Redeemable preferred stocks	1,848	1,848	—	—
Total fixed maturities	465,725	1,848	463,877	—
Public utilities	1,614	1,614	—	—
Other common stocks	23,116	23,116	—	—
Non-redeemable preferred stocks	3,022	3,022	—	—
Total equity securities	27,752	27,752	—	—
Other long-term investments	5,679	300	3,569	1,810
Total investments	$499,156	$29,900	$467,446	$1,810

December 31, 2015
U.S. government and agency securities	$81,647	$—	$81,647	$—
Foreign government	2,075	—	2,075	—
States, municipalities and political subdivisions	155,905	—	155,905	—
Public utilities	8,493	—	8,493	—
Corporate securities	146,758	—	146,758	—
Redeemable preferred stocks	1,820	1,820	—	—
Total fixed maturities	396,698	1,820	394,878	—
Mutual Funds	26,343	26,343	—	—
Public utilities	1,352	1,352	—	—
Other common stocks	20,694	20,694	—	—
Non-redeemable preferred stocks	2,417	2,417	—	—
Total equity securities	50,806	50,806	—	—
Other long-term investments	5,210	300	3,055	1,855
Total investments	$452,714	$52,926	$397,933	$1,855

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

The table below presents the rollforward of our Level 3 investments held at fair value during the six months ended June 30, 2016:

Other Investments
December 31, 2015	$1,855
Transfers in	—
Partnership income	90
Return of capital	(165)
Unrealized gains in accumulated other comprehensive income	30
June 30, 2016	$1,810

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first six months of 2016, we transferred no investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments, and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $5,379,000. We have fully funded our investments in DCR Mortgage Partners VI, L.P. (DCR VI), DCR Mortgage Partners VII, L.P. (DCR VII), and RCH Mortgage Fund VI Investors, L.P. (RCH); however, we are still obligated to fund an additional $511,000 and $835,000 for our investments in Kayne Anderson Senior Credit Fund II, L.P. and Blackstone Alternative Solutions 2015 Trust, respectively. The information presented in the table below is as of June 30, 2016.

	Initial Investment	Book Value	Unrealized Gains (Losses)	Fair Value
DCR Mortgage Partners VI, L.P.	$517	$544	$278	$822
RCH Mortgage Fund VI Investors, LP	1,000	1,006	(18)	988
Total Level 3 limited partnership investments	1,517	1,550	260	1,810
Kayne Senior Credit Fund II, L.P.	1,489	1,426	—	1,426
DCR Mortgage Partners VII, L.P.	2,000	1,978	—	1,978
Blackstone Alternative Solutions 2015 Trust	165	165	—	165
Total Level 2 limited partnership investments	3,654	3,569	—	3,569
Total limited partnership investments	$5,171	$5,119	$260	$5,379
Other short-term investments	300	300	—	300
Total other investments	$5,471	$5,419	$260	$5,679

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

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
June 30, 2016
DCR VI	$(73)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

December 31, 2015
DCR VI	$(88)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

4)	ACQUISITIONS

On April 29, 2016, we completed the acquisition of Interboro Insurance Company. The purchase price for IIC consisted of $48,450,000 in cash, $8,550,000 in a note payable and an accrued liability for $3,471,000 paid during July 2016.

The business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date.

The purchase price consisted of the following amounts:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

Cash	$48,450
Notes Payable	8,550
Accrued Liability	3,471
Total purchase price	$60,471

The operations of Interboro and its subsidiaries are included in our Consolidated Statements of Comprehensive Income effective April 29, 2016. We have one year from the acquisition date to finalize the allocation of the purchase price of Interboro and its subsidiaries. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$15,610
Investments	66,440
Premium and agents' receivable	2,004
Intangible assets	6,241
Insurance contract asset	8,366
Goodwill	12,131
Other assets	5,194
Unpaid losses and loss adjustment expenses	(24,967)
Unearned premiums	(26,243)
Reinsurance receivable	934
Deferred taxes	(352)
Other liabilities	(4,887)
Total purchase price	$60,471

The unaudited pro forma financial information below has been prepared as if the IIC acquisition had taken place on January 1, 2016. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2016, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the six months ended June 30, 2016
		Pro Forma
	As Reported	Adjustments	Pro Forma
Revenues	$228,482	$18,963	$247,445

Net income	$12,792	$8,187	$20,979

Diluted earnings per share	$0.59	$0.38	$0.97

On February 3, 2015, we completed the acquisition of Family Security Holdings, LLC and its two wholly-owned subsidiaries. The total purchase price paid to acquire the companies was $13,507,000 that was paid in shares of our common stock in two installments. The first payment occurred at the closing of the transaction when we issued 503,857 shares of our common stock that had a fair value of $12,994,000 on the date of the closing of the transaction. One year after the closing of the transaction, we issued an additional 32,943 shares of our common stock as payment of $513,000 of contingent consideration that we owed to the former shareholders of Family Security Holdings, LLC pursuant to the terms of the purchase agreement.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and six month periods ended June 30, 2016 and June 30, 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common stockholders	$9,841	$5,275	$12,792	$5,473

Denominator:
Weighted-average shares outstanding	21,423,739	21,255,496	21,385,220	21,145,624
Effect of dilutive securities	207,338	253,015	199,067	230,916
Weighted-average diluted shares	21,631,077	21,508,511	21,584,287	21,376,540

Basic earnings per share	$0.46	$0.25	$0.60	$0.26
Diluted earnings per share	$0.45	$0.25	$0.59	$0.26

See Note 14 for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2016	December 31, 2015
Land	$2,114	$2,114
Building and building improvements	5,503	4,298
Computer hardware and software	14,190	13,574
Office furniture and equipment	2,390	1,831
Leasehold improvements	—	141
Total, at cost	24,197	21,958
Less: accumulated depreciation and amortization	(5,898)	(4,823)
Property and equipment, net	$18,299	$17,135

Depreciation and amortization expense under property and equipment was $593,000 and $112,000 for the three months ended June 30, 2016 and 2015, respectively and $1,215,000 and $451,000 for the six months ended June 30, 2016 and 2015, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

7)    REINSURANCE

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. According to the Insurance Service Office (ISO), a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25,000,000 or more in U.S. industry-wide direct insured losses to property and that affect a significant number of policyholders and insurers (ISO catastrophes). In addition to ISO catastrophes, we also include as catastrophes those events (non-ISO catastrophes), which may include losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made.

Our program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders.

During the second quarter of 2016, we placed our reinsurance program for the 2016 treaty year beginning June 1, 2016 and ending on May 31, 2017. The agreements incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF is a Florida state-sponsored trust fund that provides reimbursement in Florida against storms that the National Hurricane Center designates as hurricanes. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes.

For the treaty year beginning June 1, 2016 and ending on May 31, 2017, UPC Insurance has obtained reinsurance protection of $1,515,197,000 excess $10,000,000 providing sufficient protection for a 1-in-100 year hurricane event and a second 1-in-50 year hurricane event in the same year as calculated using a blended model result predominately based on our licensed modeling software, AIR model version 17, using long-term event rates including demand surge. For a single first event hurricane or tropical storm, UPC Insurance will pay, or “retain”, 100% of losses up to $30,000,000 including the $20,000,000 layer funded by UPC Re. The catastrophe excess of loss reinsurance program provides our insurance subsidiaries 100% coverage for all losses in excess of $10,000,000 up to $1,415,197,000 for a first event and $1,515,197,000 for any number of subsequent events until all limit is exhausted.

For the 2016 contract year, UPC Insurance elected a 45% participation rate with the FHCF and purchased replacement coverage from private reinsurers for the remaining 45%. Of the $1,515,197,000 in excess of $10,000,000, we estimate the mandatory FHCF layer will provide approximately $354,015,000 (45% of $786,700,000) of aggregate coverage for losses in excess of $246,002,000. The private market FHCF replacement coverage provides another $346,182,000 of aggregate protection (45% of $769,293,000) in excess of $244,206,000 layer for Florida only on a fully collateralized basis that also inures to the benefit of all other private reinsurance coverage.

In addition to the FHCF and FHCF replacement coverage, we purchased $685,000,000 of aggregate catastrophe reinsurance coverage in excess of $10,000,000 from 55 unaffiliated private reinsurers and catastrophe bond investors who either carry A.M. Best financial strength ratings of A- or higher, or have fully collateralized their maximum potential obligations in dedicated trusts for the benefit of UPC Insurance. Our 2016 agreements with these private reinsurers structure coverage into 5 layers, with a cascading feature such that all layers attach at $10,000,000. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted, ensuring there are no potential gaps in coverage up to the $1,415,197,000 first event program exhaustion point. The company also secured up to $100,000,000 of limit that can be utilized at our option for second and subsequent events at an additional cost, but the Company is under no obligation to activate this layer.

The total cost of the 2016-17 catastrophe reinsurance program is estimated to be $191,500,000.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Excess-of-loss	$(177,970)	$(162,993)	$(182,027)	$(165,119)
Equipment & identity theft	(2,201)	(1,604)	(3,777)	(2,798)
Novation of Auto Policies (1)	(2,396)	—	(2,396)	—
Flood	(4,920)	(4,109)	(7,963)	(6,956)
Ceded premiums written	$(187,487)	$(168,706)	$(196,163)	$(174,873)
Decrease in ceded unearned premiums	137,081	128,176	100,625	97,209
Ceded premiums earned	$(50,406)	$(40,530)	$(95,538)	$(77,664)
(1) Reflects ceding of auto policy premiums to Maidstone Insurance Company as part of the settlement of the novation agreement entered into at the closing of the Interboro Insurance Company transaction.

Current year catastrophe losses by the event magnitude are shown in the following table for the three and six months ended June 30, 2016 and 2015.

	2016			2015
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
$ 1 million to $5 million (2)	4	$5,688	5.0%	7	$4,696	5.8%
Less than $1 million (3) (5)	12	(1,968)	(1.7)%	5	1,821	2.3%
Total	16	$3,720	3.3%	12	$6,517	8.1%

Six Months Ended June 30,
Current period catastrophe losses incurred
$ 1 million to $5 million (2)	9	14,789	6.9%	7	19,956	12.6%
Less than $1 million (3) (4)	7	3,987	1.8%	5	1,821	1.1%
Total	16	$18,776	8.7%	12	$21,777	13.7%

(1)	Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers.

(2)
Both three months ended and six months ended June 30, 2016 reflect losses from Tropical Storm Colin, Texas flooding and Texas spring storms which occurred during the second quarter of 2016. In addition, the six months ended June 30, 2016 reflect development from Texas hail storms, Winter Storm Olympia, and Florida tornadoes which occurred during the first three months of 2016. Reflects losses from winter storms and hail storms in 2015.

(3)	Reflects losses from hail storms, Texas flooding and Tropical Storm Bill in 2015.
(4) Reflects losses from Florida tornadoes, Texas hail and a Florida windstorm in 2016 net of losses ceded to reinsurers for losses from Texas hail storms, and Florida tornadoes which occurred during the first three months of 2016.
(5) Reflects losses from Florida tornadoes, Texas hail and a Florida windstorm in 2016.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

We collected cash recoveries under our reinsurance agreements totaling $591,000 and $116,000 for the three month periods ended June 30, 2016 and 2015, respectively, and $857,000 and $927,000 for the six month periods ended June 30, 2016 and 2015, respectively.

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

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $256,000 and $241,000 for the three month periods ended June 30, 2016 and 2015, respectively and $502,000 and $482,000 for the six month periods ended June 30, 2016 and 2015, respectively.

8)    LONG-TERM DEBT

Florida State Board of Administration Note Payable

Our long-term debt at June 30, 2016 included a note payable to the Florida State Board of Administration (SBA note). At June 30, 2016 and December 31, 2015, we owed $11,765,000 and $12,353,000, respectively, on the note and the interest rate was 1.83% and 2.05%, respectively. All other terms and conditions of the note remain as described in our 2015 Form 10-K.

The $11,765,000 SBA note requires UPC to maintain surplus as regards policyholders at or above a calculated level, which was $31,765,000 at June 30, 2016. Each quarter, we monitor the surplus as regards policyholders for both of our insurance affiliates and, for various reasons, we occasionally provide additional capital to our insurance affiliates. During the three and six month periods ended June 30, 2016, we contributed $6,000,000 and $11,000,000, respectively, of capital to our insurance affiliates. During the three and six month periods ended June 30, 2015, no contributions were made to our insurance affiliates. We may make future contributions of capital to our insurance affiliates as circumstances require.

Our SBA note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. At June 30, 2016, UPC's net written premium to surplus ratio was 6.6:1, which is well above the 2:1 required ratio. UPC's gross written premium to surplus ratio was 10.5:1, which exceeds the required ratio of 6:1. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 1.49% at the end of June 2016. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 1.83% at the end of June 2016. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2016, we were in compliance with the covenants of the SBA note.

Interboro, LLC Promissory Note Payable

On April 29, 2016, we issued an $8,550,000 promissory note to Interboro, LLC, the former parent company of Interboro Insurance Company, as part of the purchase price paid to acquire our newest insurance affiliate. The note will mature in 18 months after the closing of the transaction and bears interest at an annual rate of 6%. In accordance with the stock purchase agreement, we have the right to reduce the amount of the outstanding principal by the amount of all or part of any loss relating to a claim for indemnification to which we may be entitled under the stock purchase agreement.

In the event of default, Interboro, LLC, at its option, may declare the loan immediately due and payable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T note). The note bears interest at 1.65% in excess of the one month LIBOR. The interest rate resets monthly and was 2.13% at June 30, 2016. Principal and interest are payable monthly and during the three and six months ended June 30, 2016, we paid $29,000 and $10,000 of principal and interest, respectively.

The BB&T note requires that at all times while there has been no "Non-Recurring Losses", UPC Insurance will maintain a minimum Cash Flow Coverage ratio of 1.2:1. The Cash Flow Coverage ratio is defined as UPC Insurance's cash flow to borrower's debt services. Cash flow is defined as earnings before taxes, plus depreciation and amortization and interest. Debt service is defined as prior year's current maturities of long term debt plus interest expense. This ratio will be tested annually, based on UPC Insurance's audited financial statements. For the annual period only following a "Non-Recurring Loss", UPC Insurance will maintain a minimum Cash Flow Coverage ratio of 1.0:1.

For purposes of both of the foregoing, "Non-Recurring Losses" is defined as losses from our insurance subsidiaries' operations, as determined from time to time in the bank's sole discretion. This covenant will only be effective if the Pre Non-Recurring Losses test is failed, and is only available and effective for one (1) annual test period. Thereafter, the Non-Recurring Loss Cash Flow Coverage Ratio of 1.2:1 will immediately apply.

In the event of default, BB&T, may among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our home office which has been pledged to the bank as security for the loan.

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

10)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. At June 30, 2016, and during the three and six months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

The National Association of Insurance Commissioners (NAIC) published Risk-Based Capital (RBC) guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida, Hawaii and New York, have enacted statutory requirements adopting the NAIC RBC guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

The state laws of Florida, Hawaii and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory risk-based capital requirements may further restrict our insurance affiliates' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

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

Our insurance affiliates must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three and six month periods ended June 30, 2016 and 2015, UPC, FSIC, UPC Re and IIC recorded the following amounts of statutory net income (loss).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
UPC	$(8,152)	$(345)	$(9,324)	$(2,711)
UPC Re	$759	$39	$749	$80
FSIC	$87	$(49)	$183	$66
IIC	$5,837	N/A(1)	$8,187	N/A(1)
(1) There is not a reportable value for Interboro Insurance Company as of June 30, 2015 as we did not own the company until April 2016.

Our insurance affiliates must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. UPC is required to maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000. UPC Re is required to maintain a minimum surplus of $100,000. FSIC is required to maintain capital and surplus of $3,250,000. IIC is required to maintain capital and surplus of $4,700,000. The table below shows the amount of surplus as regards policyholders for our regulated entities at June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016	December 31, 2015
UPC	$130,464	$135,288
UPC Re	$7,727	$728
FSIC	$15,488	$15,572
IIC	$38,009	N/A(1)
(1) There is not a reportable value for Interboro Insurance Company as of December 31, 2015
as we did not own the company until April 2016.

11)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance. During the three months ended June 30, 2016 and 2015, Groelle & Salmon, PA billed us approximately $513,000 and $344,000, respectively, and $1,109,000 and $524,000 for the six months ended June 30, 2016 and 2015, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $256,500 and $172,000, for the three months ended June 30, 2016 and 2015, respectively, and $554,500 and $262,000 for the six months ended June 30, 2016 and 2015, respectively.

12)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2015	$2,640	$(1,020)	$1,620
Changes in net unrealized gains on investments	13,800	(5,218)	8,582
Reclassification adjustment for realized gains	(372)	144	(228)
June 30, 2016	$16,068	$(6,094)	$9,974

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

13)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented:

	Six Months Ended June 30,
	2016		2015
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.05	$1,076	$0.05	$1,073
Second Quarter	$0.06	$1,300	$0.05	$1,077

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

We granted 65,000 and 111,205 shares of restricted common stock during the three and six month periods ended June 30, 2016, respectively, which had weighted-average grant date fair values of $16.61 and $17.03 per share, respectively. We granted 65,000 and 130,442 shares of restricted common stock during the three and six month periods ended June 30, 2015, respectively, which had weighted-average grant date fair values of $16.14 and $20.38 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	179,183	$16.67
Granted	111,205	17.03
Forfeited	25,982	17.44
Vested	96,404	16.21
Outstanding as of June 30, 2016	168,002	$17.05

We had approximately $1,521,000 and $1,881,000 of unrecognized stock compensation expense on June 30, 2016 and 2015, respectively, related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $208,000 and $405,000 of stock-based compensation expense during the three and six months ended June 30, 2016, respectively. We recognized $223,000 and $349,000 of stock-based compensation expense during the three and six months ended June 30, 2015, respectively.

We had approximately $914,000 and $891,000 of unrecognized director stock-based compensation expense at June 30, 2016 and June 30, 2015, respectively, related to non-vested director stock-based compensation granted, that we expect to

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

recognize ratably until the 2017 Annual Meeting of Stockholders. We recognized $264,000 and $526,000 of director stock-based compensation expense during the three and six months ended June 30, 2016, respectively. We recognized $295,000 and $636,000 of director stock-based compensation expense during the three and six months ended June 30, 2015, respectively.

15)    SUBSEQUENT EVENTS

On August 9, 2016, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on August 31, 2016, to stockholders of record on August 23, 2016.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

OUR BUSINESS

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies. We conduct our business principally through seven wholly-owned operating subsidiaries: United Property & Casualty Insurance Company, United Insurance Management, L.C., Family Security Insurance Company, Inc., Family Security Underwriters, LLC, Skyway Claims Services, LLC (our claims adjusting affiliate), UPC Re (our reinsurance affiliate) and Interboro Insurance Company. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

UPC Insurance is primarily engaged in the homeowners property and casualty insurance business in the United States. We currently write in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina and Texas, and we are licensed to write in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

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

Recent Events

On August 9, 2016, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on August 31, 2016, to stockholders of record on August 23, 2016.

UNITED INSURANCE HOLDINGS CORP.

2016 Highlights

•
Consolidated net income was $9,841,000 and $12,792,000 for the three and six months ended June 30, 2016, respectively, compared to $5,275,000 and $5,473,000 for the three and six months ended June 30, 2015, respectively.

•
Net income per diluted share was $0.45 and $0.59 for the three and six months ended June 30, 2016, respectively, compared to $0.25 and $0.26 for the three and six months ended June 30, 2015, respectively.

•
Our combined ratio (calculated as operating expenses less interest expense relative to net premiums earned) was 92.5% and 96.9% for the three and six months ended June 30, 2016, respectively, compared to 95.9% and 100.4% for the three and six months ended June 30, 2015, respectively.

•
Total revenues were $120,921,000 and $228,482,000 for the three and six months ended June 30, 2016, respectively, compared to $85,340,000 and $167,736,000 for the three and six months ended June 30, 2015, respectively.

•	Investment and cash holdings were $635,365,000 at June 30, 2016, compared to $537,500,000 at December 31, 2015.

•
Investment income was $2,727,000 and $5,123,000 for the three and six months ended June 30, 2016, respectively, compared to $2,239,000 and $4,312,000 for the three and six months ended June 30, 2015, respectively.

•
Net realized gains were $102,000 and $372,000 for the three and six months ended June 30, 2016, respectively, compared to net realized losses of $(133,000) and $(11,000) for the three and six months ended June 30, 2015, respectively.

•	Book value per share was $11.97 at June 30, 2016, a 7.7% increase from $11.11 at December 31, 2015.

•	Return on average equity for the trailing twelve months ended June 30, 2016 was 14.5% compared to 12.6% for the trailing twelve months ended June 30, 2015.

•	Policies in-force were 414,308 at June 30, 2016, a 45.2% increase from 285,333 at June 30, 2015.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Gross premiums written	$210,756	$162,582	$346,712	$269,198
Decrease in gross unearned premiums	(46,171)	(41,600)	(35,625)	(33,034)
Gross premiums earned	164,585	120,982	311,087	236,164
Ceded premiums earned	(50,406)	(40,530)	(95,538)	(77,664)
Net premiums earned	114,179	80,452	215,549	158,500
Investment income	2,727	2,239	5,123	4,312
Net realized gains (losses)	102	(133)	372	(11)
Other revenue	3,913	2,782	7,438	4,935
Total revenue	120,921	85,340	228,482	167,736
EXPENSES:
Losses and loss adjustment expenses	62,611	44,627	126,869	96,598
Policy acquisition costs	25,721	21,198	52,753	40,384
Operating expenses	5,814	4,809	9,768	8,350
General and administrative expenses	11,497	6,512	19,430	13,913
Interest expense	116	68	191	151
Total expenses	105,759	77,214	209,011	159,396
Income before other income	15,162	8,126	19,471	8,340
Other income	48	61	69	185
Income before income taxes	15,210	8,187	19,540	8,525
Provision for income taxes	5,369	2,912	6,748	3,052
Net income	$9,841	$5,275	$12,792	$5,473
Net income per diluted share	$0.45	$0.25	$0.59	$0.26
Book value per share			$11.97	$10.19
Return on average equity, trailing twelve months			14.5%	12.6%
Loss ratio, net[1]	54.8%	55.5%	58.9%	60.9%
Expense ratio[2]	37.7%	40.4%	38.0%	39.5%
Combined ratio (CR)[3]	92.5%	95.9%	96.9%	100.4%
Effect of current year catastrophe losses on CR	3.3%	8.1%	8.7%	13.7%
Effect of prior year development on CR	0.4%	(1.6)%	1.7%	(0.2)%
Underlying combined ratio[4]	88.8%	89.4%	86.5%	86.9%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2016, we reassessed our critical accounting policies and estimates as disclosed in our 2015 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2016 COMPARED TO DECEMBER 31, 2015

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $635,365,000 at June 30, 2016.

The following table summarizes our investments, by type:

	June 30, 2016		December 31, 2015
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$99,884	15.7%	$81,647	15.2%
Foreign government	3,163	0.5	2,075	0.4
States, municipalities and political subdivisions	177,170	27.9	155,905	29.0
Public utilities	7,424	1.2	8,493	1.6
Corporate securities	176,236	27.7	146,758	27.2
Redeemable preferred stocks	1,848	0.3	1,820	0.3
Total fixed maturities	465,725	73.3	396,698	73.7
Mutual fund	—	—	26,343	4.9
Public utilities	1,614	0.3	1,352	0.3
Other common stocks	23,116	3.6	20,694	3.9
Non-redeemable preferred stocks	3,022	0.5	2,417	0.4
Total equity securities	27,752	4.4	50,806	9.5
Other long-term investments	5,679	0.9	5,210	1.0
Total investments	499,156	78.6	452,714	84.2
Cash and cash equivalents	136,209	21.4	84,786	15.8
Total cash, cash equivalents and investments	$635,365	100.0%	$537,500	100.0%

We classify all of our investments as available-for-sale. Our investments at June 30, 2016 and December 31, 2015 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At June 30, 2016, approximately 85% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 15% were corporate bonds rated “BBB”.

UNITED INSURANCE HOLDINGS CORP.

At June 30, 2016, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $675,000; approximately $520,000 of the total related to thirty-one fixed maturities, while twenty-one equity securities reflected an unrealized loss of $155,000.  We currently have no plans to sell these fifty-two securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at June 30, 2016. Similarly, we did not record impairment charges at December 31, 2015.

Reinsurance Payable

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

During the second quarter of 2016, we placed our reinsurance program for the 2016 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $1,515,197,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2016, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. Effective January 1, 2016, we placed a new reinsurance agreement, that will expire on December 31, 2016.

See Note 7 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

Revenue

Net income for the three months ended June 30, 2016 increased $4,566,000, or 86.6%, to $9,841,000 for the second quarter of 2016 from $5,275,000 for the same period in 2015. The increase in net income was primarily due to increases in gross premiums earned for the second quarter of 2016 compared to the second quarter of 2015, combined with a lower ceding ratio and improved expense ratio.

Our gross written premiums increased $48,174,000, or 29.6%, to $210,756,000 for the second quarter ended June 30, 2016 from $162,582,000 for the same period in 2015, primarily due to the strong organic growth in new and renewal business generated outside of Florida. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region is shown in the following table:

	Three Months Ended June 30,
Direct and Assumed Written Premium By Region (1)	2016	2015	Change
Florida	$110,381	$103,309	$7,072
Gulf	42,991	22,478	20,513
Southeast	32,103	18,084	14,019
Northeast	24,240	18,955	5,285
Total direct written premium by region	209,715	162,826	46,889
Assumed premium (2)	1,041	(244)	1,285
Total gross written premium	$210,756	$162,582	$48,174
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas, Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island, and Southeast includes Georgia, North Carolina and South Carolina.
(2) Assumed written premium includes $1,610,000 of homeowners premium assumed from Maidstone Insurance Company in conjunction with the Interboro Insurance Company acquisition. All remaining assumed premiums are written in Florida due to policy assumptions from Citizens Property Insurance Corporation (Citizens) that are written in Florida and are shown net of opt-outs.

	Three Months Ended June 30,
New and Renewal Policies* By Region	2016	2015	Change
Florida	60,619	56,870	3,749
Gulf	27,713	13,922	13,791
Northeast	23,248	14,129	9,119
Southeast	18,149	13,262	4,887
Total	129,729	98,183	31,546
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended June 30, 2016 increased $28,545,000, or 37.0%, to $105,759,000 for the second quarter of 2016 from $77,214,000 for the same period in 2015. The increase in expenses was primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss and combined ratios is shown below.

	Three Months Ended June 30,
	2016	2015	Change
Net Loss and LAE	$62,611	$44,627	$17,984
% of Gross earned premiums	38.0%	36.9%	1.1 pts
% of Net earned premiums	54.8%	55.5%	(0.7) pts
Less:
Current year catastrophe losses	$3,720	$6,518	$(2,798)
Prior year reserve development (favorable)	490	(1,251)	1,741
Underlying loss and LAE*	$58,401	$39,360	$19,041
% of Gross earned premiums	35.5%	32.5%	3.0 pts
% of Net earned premiums	51.1%	49.0%	2.1 pts

Policy acquisition costs	$25,721	$21,198	$4,523
Operating and underwriting	5,814	4,809	1,005
General and administrative	11,497	6,512	4,985
Total Operating Expenses	$43,032	$32,519	$10,513
% of Gross earned premiums	26.1%	26.9%	(0.8) pts
% of Net earned premiums	37.7%	40.4%	(2.7) pts

Interest Expense	$116	$68	$48
Total Expenses	$105,759	$77,214	$28,545

Combined Ratio - as % of gross earned premiums	64.1%	63.8%	0.3 pts
Underlying Combined Ratio - as % of gross earned premiums	61.6%	59.4%	2.2 pts

Combined Ratio - as % of net earned premiums	92.5%	95.9%	(3.4) pts
Underlying Combined Ratio - as % of net earned premiums	88.8%	89.4%	(0.6) pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $17,984,000, or 40.3%, to $62,611,000 for the second quarter of 2016 from $44,627,000 for the second quarter of 2015. Loss and LAE expense as a percentage of net earned premiums decreased 0.7 points resulting in a net loss ratio of 54.8% for the quarter, compared to a net loss ratio of 55.5% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 35.5%, an increase of 3.0 points from 32.5% during the second quarter of 2015 due primarily to an increase in weather-related frequency.

Policy acquisition costs increased $4,523,000, or 21.3%, to $25,721,000 for the second quarter of 2016 from $21,198,000 for the second quarter of 2015. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating expenses increased $1,005,000, or 20.9%, to $5,814,000 for the second quarter of 2016 from $4,809,000 for the second quarter of 2015, primarily due to increased investments in information technology systems and equipment.

UNITED INSURANCE HOLDINGS CORP.

General and administrative expenses increased $4,985,000, or 76.6%, to $11,497,000 for the second quarter of 2016 from $6,512,000 for the second quarter of 2015, primarily due to increases in personnel, and higher depreciation and amortization costs related to our continued growth.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

Revenue

Net income for the six months ended June 30, 2016 increased $7,319,000, or 133.7%, to $12,792,000 compared to $5,473,000 for the six months ended June 30, 2015. The increase in net income was primarily due to increases in gross premiums earned for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, combined with a lower ceding ratio and improved expense ratio.

Our gross written premiums increased $77,514,000, or 28.8%, to $346,712,000, primarily due to the strong organic growth in new and renewal business generated in all states outside of Florida. The breakdown of the period-over-period changes in both direct written and assumed premiums by region is shown in the following table:

	Six Months Ended June 30,
Direct and Assumed Written Premium By Region (1)	2016	2015	Change
Florida	$184,079	$174,703	$9,376
Gulf	72,660	31,472	41,188
Northeast	49,347	31,522	17,825
Southeast	42,874	32,089	10,785
Total direct written premium by region	348,960	269,786	79,174
Assumed premium (2)	(2,248)	(588)	(1,660)
Total gross written premium	$346,712	$269,198	$77,514
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas, Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island, and Southeast includes Georgia, North Carolina and South Carolina.
(2) Assumed premiums written includes $1,610,000 of homeowners premium assumed from Maidstone Insurance Company in conjunction with the Interboro Insurance Company acquisition. All remaining assumed premiums are written in Florida due to policy assumptions from Citizens that are written in Florida and are shown net of opt-outs.

	Six Months Ended June 30,
New and Renewal Policies* By Region	2016	2015	Change
Florida	103,438	97,576	5,862
Gulf	47,682	20,003	27,679
Northeast	36,326	23,397	12,929
Southeast	32,541	23,345	9,196
Total	219,987	164,321	55,666
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

Expenses

Expenses for the six months ended June 30, 2016 increased $49,615,000, or 31.1%, to $209,011,000 compared to$159,396,000 for the six months ended June 30, 2015. The increase in expenses was primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss and combined ratios is shown below.

UNITED INSURANCE HOLDINGS CORP.

	Six Months Ended June 30,
	2016	2015	Change
Net Loss and LAE	$126,869	96,598	$30,271
% of Gross earned premiums	40.8%	40.9%	(0.1) pts
% of Net earned premiums	58.9%	60.9%	(2.0) pts
Less:
Current year catastrophe losses	$18,776	21,777	$(3,001)
Prior year reserve development (favorable)	3,676	(306)	3,982
Underlying loss and LAE*	$104,417	$75,127	$29,290
% of Gross earned premiums	33.6%	31.8%	1.8 pts
% of Net earned premiums	48.5%	47.4%	1.1 pts

Policy acquisition costs	$52,753	40,384	$12,369
Operating and underwriting	9,768	8,350	1,418
General and administrative	19,430	13,913	5,517
Total Operating Expenses	$81,951	$62,647	$19,304
% of Gross earned premiums	26.3%	26.5%	(0.2) pts
% of Net earned premiums	38.0%	39.5%	(1.5) pts

Interest Expense	$191	151	$40
Total Expenses	$209,011	$159,396	$49,615

Combined Ratio - as % of gross earned premiums	67.1%	67.4%	(0.3) pts
Underlying Combined Ratio - as % of gross earned premiums	59.9%	58.3%	1.6 pts

Combined Ratio - as % of net earned premiums	96.9%	100.4%	(3.5) pts
Underlying Combined Ratio - as % of net earned premiums	86.5%	86.9%	(0.4) pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $30,271,000, or 31.3%, to $126,869,000 for the first six months of 2016 from $96,598,000 for the first six months of 2015. Loss and LAE expense as a percentage of net earned premiums decreased 2.0 points resulting in a net loss ratio of 58.9% for the first six months, compared to a net loss ratio of 60.9% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first six months was 33.6%, an increase of 1.8 points from 31.8% during the first six months of 2015 primarily due to an increase in weather-related frequency.

Policy acquisition costs increased $12,369,000, or 30.6%, to $52,753,000 for the first six months ended June 30, 2016 from $40,384,000 for the first six months ended June 30, 2015. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating expenses increased $1,418,000, or 17.0%, to $9,768,000 for the first six months ended June 30, 2016, from $8,350,000 for the first six months ended June 30, 2015 due to increased investments in information technology systems and equipment.

General and administrative expenses increased $5,517,000, or 39.7%, to $19,430,000 for the first six months ended June 30, 2016 from $13,913,000 for the six months ended June 30, 2015, primarily due to increases in personnel, and higher depreciation and amortization costs related to our continued growth.

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

On April 29, 2016, we acquired all of the outstanding common stock of IIC for $60,471,000. We paid $48,450,000 in cash at closing and issued an $8,550,000 promissory note to the Seller, which will mature in 18 months and bear interest at an annual rate of 6%. Please refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements for a discussion on the additional terms associated with this note. The purchase price also consisted of an accrued liability of $3,471,000 which was paid during July 2016.

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T. The note bears interest at 1.65% in excess of the one month LIBOR. The interest rate resets monthly and was 2.13% at June 30, 2016. Please refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements for a discussion on the additional terms associated with this note.

During the second quarter of 2016, we contributed $6,000,000 of capital to UPC Re and we will continue to contribute capital throughout the year as required to fund the growing operations of our insurance affiliates.

Operating Activities

During the six months ended June 30, 2016, our operations generated cash of $52,519,000, compared to generating cash of $53,354,000 during the same period in 2015. The $835,000 decrease in operating cash was primarily driven by an increase of $28,727,000 in reinsurance payments during the first half of 2016 compared to the same period last year because we purchased more reinsurance coverage under our 2016-2017 contracts than we purchased under our 2015-2016 contracts. Claims payments increased approximately $25,262,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Agents' commission payments increased $10,853,000 due to our continuing growth. In addition, we paid $6,312,000 of income taxes during the first six months of 2016 compared to paying $4,491,000 of income taxes for the same period last year. Partially offsetting this decrease in cash inflows was an increase in cash inflows related to premium collections of $73,486,000 during the first half of 2016 compared to the same period in 2015.

Investing Activities

During the six months ended June 30, 2016, our investing activities used $3,032,000 of cash compared to using $3,844,000 of cash in the same period of the prior year. The decrease in cash used primarily relates to the $32,840,000 in net cash spent to acquire Interboro Insurance Company during the second quarter of 2016. This is partially offset by a $46,173,000 increase in the amount of investments sold to fund the acquisition of Interboro Insurance Company during the six months ended June 30, 2016 compared to the same period in 2015. In addition, there was a decline in our investments in property and equipment of $2,326,000 primarily due to the increased purchases of capitalized software during the first six months of 2015 compared to 2016.

Financing Activities

During the six months ended June 30, 2016, our financing activities provided cash of $1,936,000 compared to using cash of $5,149,000 during the six months ended June 30, 2015. The increase in cash provided by financing activities primarily relates to the proceeds from borrowings in the $5,200,000 BB&T note entered into during May 2016. This is offset by the

UNITED INSURANCE HOLDINGS CORP.

repayments of borrowings decrease of $2,217,000 because we paid off the outstanding loan payable balance acquired in the Family Security Holdings, LLC transaction during the first quarter of 2015, while no such repayment occurred in 2016.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2016, we had no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at June 30, 2016:

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Leases (1)	$245	$169	$74	$2	$—
Service agreements	17,247	4,858	5,451	4,567	2,371
Long-Term debt (2)	25,486	762	11,596	3,046	10,082
Employment agreements (3)	670	482	188	—	—
Unpaid loss and loss adjustment expenses (4)	117,013	66,650	33,897	12,678	3,788
Total	$160,661	$72,921	$51,206	$20,293	$16,241
(1)Represents operating and capital leases for our insurance subsidiaries.

(2)
Represents principal payments over the life of the SBA Note debt. Also includes a note payable for $8,550,000 including 6% interest over an 18 month period, which we are obligated to pay as consideration for the Interboro transaction and a $5,200,000 term note payable to BB&T including interest of 1.65% in excess of the one month LIBOR over a 15 year period net of principal payments made prior to June 30, 2016. See Note 8 in our Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

(3)	Represents base salary for the unfulfilled portion of the original employment agreements with certain executive officers.

(4)
As of June 30, 2016, United Property & Casualty Insurance Company, Family Security Insurance Company, Inc., and Interboro Insurance Company had unpaid loss and loss adjustment expenses (LAE) of $117,013,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last 16 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

UNITED INSURANCE HOLDINGS CORP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to interest rates, the financial condition of the issuer of our fixed-maturities and equity security prices. These risks were disclosed in Part 1, Item 1A of our 2015 Form 10-K. At June 30, 2016, we have material additions to that disclosure with the acquisition of Interboro.

INTEREST RATE RISK

Our fixed-maturities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturities at June 30, 2016:

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$412,746	$(52,979)	(11.4)%
200 basis point increase	$430,346	$(35,379)	(7.6)%
100 basis point increase	$448,032	$(17,693)	(3.8)%
Fair value	$465,725	$—	—%
100 basis point decrease	$482,912	$17,187	3.7%
200 basis point decrease	$493,814	$28,089	6.0%
300 basis point decrease	$498,473	$32,748	7.0%

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at June 30, 2016:

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$59,418	13.1%	$61,499	13.2%
AA+, AA, AA-	229,240	50.5	235,497	50.6
A+, A, A-	99,773	22.0	102,661	22.0
BBB+, BBB, BBB-	59,377	13.1	60,419	13.0
BB+, BB, BB-	5,815	1.3	5,649	1.2
Total	$453,623	100.0%	$465,725	100.0%

EQUITY PRICE RISK

Our equity investment portfolio at June 30, 2016 consists of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at June 30, 2016:

UNITED INSURANCE HOLDINGS CORP.

Stocks by Sector	Fair Value	% of Total Fair Value
Consumer, non-cyclical	$8,383	30.2%
Industrial	4,751	17.1
Financial	3,890	14.0
Consumer, cyclical	2,964	10.7
Utility	2,865	10.3
Technology	2,469	8.9
Communications	935	3.4
Energy	754	2.7
Basic Materials	741	2.7
Total	$27,752	100.0%

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

During the fiscal quarter ended June 30, 2016, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNITED INSURANCE HOLDINGS CORP.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

No material changes have occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three and six months ended June 30, 2016, we did not sell any unregistered equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

iii.
the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders.

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At June 30, 2016, we were in compliance with these requirements.

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

Under the insurance regulations of New York, no company may declare or distribute any dividend to shareholders which, together with all dividends declared or distributed by it during the next preceding twelve months, exceeds:

1.the lesser of:
a.ten percent (10%) of Interboro Insurance Company's surplus to policyholders as shown on its latest statement on file with the Superintendent, or

b.100% of "adjusted net investment income" during that period.

N.Y. Ins. Law 4105(a)(2) (McKinney 2000) defines "adjusted net investment income" to mean:

Net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto.

Under an agreement with the New York Department of Financial Services, we will not issue dividends on behalf of Interboro Insurance Company within two years of the acquisition date.

Repurchases. During the three and six months ended June 30, 2016, we did not repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

Item 5. Other Information

Our Form 8-K issued on May 6, 2016 contained a typographical error regarding the result of voting for directors at the Annual Meeting of Stockholders. The correct results are as follows:

Our 2016 Annual Meeting of Stockholders was held on May 5, 2016, to consider and act upon the proposal listed below, which was approved and adopted. The final result of the stockholder voting regarding the proposal was as follows:

Proposal 1: Election of the persons named below to serve as Class B Directors for a two-year term that expires at our 2018 Annual Meeting of Stockholders.

	For	Withheld	Broker Non-Votes
Class B Directors
Kern M. Davis, M.D.	12,179,897	2,340,264	4,372,734
William H. Hood, III	12,392,044	2,128,117	4,372,734
Sherill W. Hudson	12,495,127	2,025,034	4,372,734
Alec L. Poitevint, II	12,496,296	2,023,865	4,372,734

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

August 9, 2016	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

August 9, 2016	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)