Form 10-Q
period 2016-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2016-11-09
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Commission File Number 001-35761
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 9, 2016; 21,643,714 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of September 30, 2016, and for the three and nine months ended September 30, 2016 and in documents incorporated by reference that do not reflect historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue,” the negative variations of those words, or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the regulatory, economic and weather conditions in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost and availability of reinsurance;

•	assessments charged by various governmental agencies;

•	pricing competition and other initiatives by competitors;

•	our ability to attract and retain the services of senior management;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	our exposure to catastrophic events and severe weather conditions;

•	downgrades in our financial strength ratings;

•	risks and uncertainties relating to our acquisitions including our ability to successfully integrate the acquired companies; and

•	other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $464,107 and $396,415, respectively)	$472,668	$396,698
Equity securities (adjusted cost of $44,094 and $48,679, respectively)	47,748	50,806
Other investments (amortized cost of $5,438 and $4,980, respectively)	5,690	5,210
Total investments	$526,106	$452,714
Cash and cash equivalents	139,556	84,786
Accrued investment income	3,408	2,915
Property and equipment, net	18,041	17,135
Premiums receivable, net	42,038	41,170
Reinsurance recoverable on paid and unpaid losses	17,389	2,961
Prepaid reinsurance premiums	135,289	79,399
Goodwill	13,519	3,413
Deferred policy acquisition costs	64,896	46,732
Other assets	14,173	8,796
Total Assets	$974,415	$740,021
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$122,660	$76,792
Unearned premiums	387,342	304,653
Reinsurance payable	122,536	64,542
Other liabilities	57,268	42,470
Notes payable	25,134	12,353
Total Liabilities	$714,940	$500,810
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,855,797 and 21,736,431 issued; 21,643,714 and 21,524,348 outstanding for 2016 and 2015, respectively	2	2
Additional paid-in capital	98,836	97,163
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	7,671	1,620
Retained earnings	153,397	140,857
Total Stockholders' Equity	$259,475	$239,211
Total Liabilities and Stockholders' Equity	$974,415	$740,021

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUE:
Gross premiums written	$194,341	$155,985	$541,053	$425,183
Increase in gross unearned premiums	(20,821)	(27,252)	(56,446)	(60,286)
Gross premiums earned	173,520	128,733	484,607	364,897
Ceded premiums earned	(53,299)	(44,730)	(148,837)	(122,394)
Net premiums earned	120,221	84,003	335,770	242,503
Investment income	2,663	2,413	7,786	6,725
Net realized gains	106	323	478	312
Other revenue	4,212	3,067	11,650	8,002
Total revenue	127,202	89,806	355,684	257,542
EXPENSES:
Losses and loss adjustment expenses	72,746	40,432	199,615	137,030
Policy acquisition costs	31,333	23,756	84,086	64,140
Operating expenses	5,558	4,329	15,326	12,679
General and administrative expenses	12,329	8,331	31,759	22,244
Interest expense	206	81	397	232
Total expenses	122,172	76,929	331,183	236,325
Income before other income	5,030	12,877	24,501	21,217
Other income	11	107	80	292
Income before income taxes	5,041	12,984	24,581	21,509
Provision for income taxes	1,618	4,901	8,366	7,953
Net income	$3,423	$8,083	$16,215	$13,556
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(3,495)	641	10,305	(1,722)
Reclassification adjustment for net realized investment gains	(106)	(323)	(478)	(312)
Income tax benefit (expense) related to items of other comprehensive income	1,298	(123)	(3,776)	786
Total comprehensive income	$1,120	$8,278	$22,266	$12,308

Weighted average shares outstanding
Basic	21,448,892	21,290,759	21,406,599	21,193,825
Diluted	21,643,401	21,528,546	21,604,135	21,427,398

Earnings per share
Basic	$0.16	$0.38	$0.76	$0.64
Diluted	$0.16	$0.38	$0.75	$0.63

Dividends declared per share	$0.06	$0.05	$0.17	$0.15

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$16,215	$13,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,640	2,093
Bond amortization and accretion	2,621	(286)
Net realized gains	(478)	(312)
Provision for uncollectable premiums/over and short	57	314
Deferred income taxes, net	1,575	3,892
Stock based compensation	1,429	1,525
Changes in operating assets and liabilities:
Accrued investment income	155	(326)
Premiums receivable	2,260	(13,838)
Reinsurance recoverable on paid and unpaid losses	(11,097)	(736)
Prepaid reinsurance premiums	(55,890)	(56,830)
Deferred policy acquisition costs, net	(18,164)	(15,003)
Other assets	(2,301)	(9,581)
Unpaid losses and loss adjustment expenses	20,901	15,117
Unearned premiums	56,446	60,286
Reinsurance payable	59,036	72,188
Other liabilities	7,914	11,136
Net cash provided by operating activities	$89,319	$83,195
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	147,266	113,377
Purchases of investments available for sale	(146,535)	(173,336)
Cash from acquisition	—	14,467
Purchase of subsidiary, net of cash acquired	(32,840)	—
Cost of property, equipment and capitalized software acquired	(2,726)	(8,218)
Net cash used in investing activities	$(34,835)	$(53,710)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(270)	(181)
Proceeds from borrowings	5,200	—
Repayments of borrowings	(969)	(3,128)
Dividends	(3,675)	(3,226)
Net cash provided by (used in) financing activities	$286	$(6,535)
Increase in cash	54,770	22,950
Cash and cash equivalents at beginning of period	84,786	61,391
Cash and cash equivalents at end of period	$139,556	$84,341

Supplemental Cash Flows Information
Interest paid	$201	$230
Income taxes paid	$7,199	$6,920

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of September 30, 2016, with the Audited Consolidated Balance Sheet amounts as of December 31, 2015, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of September 30, 2016, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made one change to our significant accounting policies as reported in our 2015 Form 10-K.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). This update requires that adjustments to provisional amounts identified during the one-year period following the acquisition date be recognized in the reporting period in which the adjustment amounts are determined. We have adopted ASU 2015-16 prospectively on January 1, 2016, and applied the standard when making adjustments this quarter. See Note 4 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our acquisitions and the measurement-period adjustments made.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2016 and December 31, 2015, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration and the Branch Banking & Trust Corporation (BB&T) approximate fair value as the interest rates are variable. The carrying amount of our note payable with Interboro, LLC approximates fair value due to the short term nature of the loan.

(c) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15). This update is intended to address eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.     The cash flow issues impacting our company include the presentation and classification of debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update is intended to replace the incurred loss impairment methodology in current GAAP with a method that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will provide users with more useful information regarding the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In addition, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2016 and December 31, 2015:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. government and agency securities	$121,952	$1,014	$197	$122,769
Foreign government	2,032	84	—	2,116
States, municipalities and political subdivisions	169,433	3,723	166	172,990
Public utilities	7,292	237	2	7,527
Corporate securities	161,957	3,911	24	165,844
Redeemable preferred stocks	1,441	55	74	1,422
Total fixed maturities	464,107	9,024	463	472,668
Mutual fund	20,036	—	—	20,036
Public utilities	1,342	182	—	1,524
Other common stocks	19,803	3,811	408	23,206
Non-redeemable preferred stocks	2,913	97	28	2,982
Total equity securities	44,094	4,090	436	47,748
Other long-term investments	5,438	273	21	5,690
Total investments	$513,639	$13,387	$920	$526,106

December 31, 2015
U.S. government and agency securities	$81,973	$148	$474	$81,647
Foreign government	2,038	37	—	2,075
States, municipalities and political subdivisions	154,004	2,391	490	155,905
Public utilities	8,398	128	33	8,493
Corporate securities	148,170	880	2,292	146,758
Redeemable preferred stocks	1,832	37	49	1,820
Total fixed maturities	396,415	3,621	3,338	396,698
Mutual fund	26,357	—	14	26,343
Public utilities	1,342	44	34	1,352
Other common stocks	18,624	2,615	545	20,694
Non-redeemable preferred stocks	2,356	67	6	2,417
Total equity securities	48,679	2,726	599	50,806
Other long-term investments	4,980	230	—	5,210
Total investments	$450,074	$6,577	$3,937	$452,714

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine month periods ended September 30, 2016 and 2015:

	2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$508	$11,009	$315	$24,168
Equity securities	—	—	778	2,469
Total realized gains	508	11,009	1,093	26,637
Fixed maturities	(396)	7,635	(95)	4,131
Equity securities	(6)	17	(675)	2,106
Total realized losses	(402)	7,652	(770)	6,237
Net realized investment gains (losses)	$106	$18,661	$323	$32,874

Nine Months Ended September 30,
Fixed maturities	$1,806	$47,391	$542	$45,392
Equity securities	24	10,769	817	3,441
Total realized gains	1,830	58,160	1,359	48,833
Fixed maturities	(1,170)	20,663	(364)	22,159
Equity securities	(182)	17,025	(683)	2,264
Total realized losses	(1,352)	37,688	(1,047)	24,423
Net realized investment gains (losses)	$478	$95,848	$312	$73,256

The table below summarizes our fixed maturities at September 30, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2016
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$33,218	7.2%	$33,232	7.0%
Due after one year through five years	250,847	54.0	253,958	53.7
Due after five years through ten years	131,831	28.4	135,305	28.6
Due after ten years	48,211	10.4	50,173	10.7
Total	$464,107	100.0%	$472,668	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturities	$2,251	$2,078	$6,693	$5,879
Equity securities	259	222	726	656
Cash, cash equivalents and short-term investments	38	4	87	9
Other investments	110	105	266	171
Other assets	5	4	14	10
Investment income	2,663	2,413	7,786	6,725
Investment expenses	(155)	(92)	(360)	(181)
Net investment income	$2,508	$2,321	$7,426	$6,544

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. government and agency securities	75	$197	$51,848	—	$—	$—
States, municipalities and political subdivisions	53	166	42,276	—	—	—
Public utilities	4	2	651	—	—	—
Corporate securities	48	14	9,925	3	10	3,038
Redeemable preferred stocks	3	36	312	2	38	230
Total fixed maturities	183	415	105,012	5	48	3,268
Other common stocks	31	269	5,486	17	139	1,887
Non-redeemable preferred stocks	5	8	835	7	20	379
Total equity securities	36	277	6,321	24	159	2,266
Other long-term investments	1	21	987	—	—	—
Total	220	$713	$112,320	29	$207	$5,534

December 31, 2015
U.S. government and agency securities	73	$265	$44,786	21	$209	$11,250
States, municipalities and political subdivisions	61	463	56,971	5	27	7,620
Public utilities	8	4	1,961	1	29	1,015
Corporate securities	242	2,025	92,429	9	267	10,047
Redeemable preferred stocks	7	49	746	—	—	—
Total fixed maturities	391	2,806	196,893	36	532	29,932
Mutual Funds	1	14	26,343	—	—	—
Public utilities	4	34	697	—	—	—
Other common stocks	63	497	6,665	3	48	118
Non-redeemable preferred stocks	19	6	1,161	—	—	—
Total equity securities	87	551	34,866	3	48	118
Total	478	$3,357	$231,759	39	$580	$30,050
* This amount represents the actual number of discrete securities, not the number of shares of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities or limited partnership investments that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis.  We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. The near-term prospects of all the issuers of the equity securities we own indicate we could recover our cost basis, and we also do not intend to sell these securities until their value equals or exceeds their cost. The limited partnership continues to make interest payments on a timely basis and we do not intend to sell nor is it likely that we would be required to sell our investment in the partnership before we recover our amortized cost.

During the three and nine months ended September 30, 2016 and 2015, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2016 and December 31, 2015. Changes in interest rates subsequent to September 30, 2016 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of September 30, 2016.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2016 and December 31, 2015:

	Total	Level 1	Level 2	Level 3
September 30, 2016
U.S. government and agency securities	$122,769	$—	$122,769	$—
Foreign government	2,116	—	2,116	—
States, municipalities and political subdivisions	172,990	—	172,990	—
Public utilities	7,527	—	7,527	—
Corporate securities	165,844	—	165,844	—
Redeemable preferred stocks	1,422	1,422	—	—
Total fixed maturities	472,668	1,422	471,246	—
Mutual fund	20,036	20,036	—	—
Public utilities	1,524	1,524	—	—
Other common stocks	23,206	23,206	—	—
Non-redeemable preferred stocks	2,982	2,982	—	—
Total equity securities	47,748	47,748	—	—
Other long-term investments	5,690	300	3,635	1,755
Total investments	$526,106	$49,470	$474,881	$1,755

December 31, 2015
U.S. government and agency securities	$81,647	$—	$81,647	$—
Foreign government	2,075	—	2,075	—
States, municipalities and political subdivisions	155,905	—	155,905	—
Public utilities	8,493	—	8,493	—
Corporate securities	146,758	—	146,758	—
Redeemable preferred stocks	1,820	1,820	—	—
Total fixed maturities	396,698	1,820	394,878	—
Mutual Funds	26,343	26,343	—	—
Public utilities	1,352	1,352	—	—
Other common stocks	20,694	20,694	—	—
Non-redeemable preferred stocks	2,417	2,417	—	—
Total equity securities	50,806	50,806	—	—
Other long-term investments	5,210	300	3,055	1,855
Total investments	$452,714	$52,926	$397,933	$1,855

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

The table below presents the rollforward of our Level 3 investments held at fair value during the nine months ended September 30, 2016:

Other Investments
December 31, 2015	$1,855
Transfers in	—
Partnership income	115
Return of capital	(237)
Unrealized gains in accumulated other comprehensive income	22
September 30, 2016	$1,755

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first nine months of 2016, we transferred no investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments, and the unobservable inputs are significant to the overall fair value measurement.

For our investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, we obtain the fair values from our investment custodians, which use a third-party valuation service. The valuation service calculates prices for our investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve at 3 p.m. (ET) as of quarter end. Since the inputs the valuation service uses in their calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $5,390,000. We have fully funded our investments in DCR Mortgage Partners VI, L.P. (DCR VI), DCR Mortgage Partners VII, L.P. (DCR VII), and RCH Mortgage Fund VI Investors, L.P. (RCH); however, we are still obligated to fund an additional $511,000 and $780,000 for our investments in Kayne Anderson Senior Credit Fund II, L.P. (Kayne) and Blackstone Alternative Solutions 2015 Trust (Blackstone), respectively. The information presented in the table below is as of September 30, 2016.

	Initial Investment	Book Value	Unrealized Gains (Losses)	Fair Value
DCR Mortgage Partners VI, L.P.	$450	$495	$273	$768
RCH Mortgage Fund VI Investors, LP	1,000	1,008	(21)	987
Total Level 3 limited partnership investments	1,450	1,503	252	1,755
Kayne Senior Credit Fund II, L.P.	1,489	1,366	—	1,366
DCR Mortgage Partners VII, L.P.	2,000	2,049	—	2,049
Blackstone Alternative Solutions 2015 Trust	220	220	—	220
Total Level 2 limited partnership investments	3,709	3,635	—	3,635
Total limited partnership investments	$5,159	$5,138	$252	$5,390
Other short-term investments	300	300	—	300
Total other investments	$5,459	$5,438	$252	$5,690

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

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
September 30, 2016
DCR VI	$(65)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

December 31, 2015
DCR VI	$(88)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

4)	ACQUISITIONS

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined as if they accounting had been completed on the acquisition date.

On April 29, 2016, we completed the acquisition of Interboro Insurance Company. The purchase price for IIC consisted of $48,450,000 in cash, $8,550,000 in a note payable and an accrued liability for $3,471,000 paid during July 2016. The

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

acquisition of IIC supports the Company's growth strategy and further strengthens the Company's overall position in the property and casualty insurance market in the state of New York.

The purchase price consisted of the following amounts:

Cash	$48,450
Notes Payable	8,550
Accrued Liability	3,471
Total purchase price	$60,471

The operations of Interboro and its subsidiaries are included in our Consolidated Statements of Comprehensive Income effective April 29, 2016. We have one year from the acquisition date to finalize the allocation of the purchase price of Interboro and its subsidiaries. The fair value of the net liabilities assumed, the intangible assets and the related goodwill are preliminary and may be subject to change upon completing the final valuation assessment. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$15,610
Investments	66,440
Premium and agents' receivable	3,185
Reinsurance receivable	1,042
Intangible assets	6,241
Insurance contract asset	8,366
Goodwill	10,106
Other assets	4,971
Unpaid losses and loss adjustment expenses	(24,967)
Unearned premiums	(26,243)
Deferred taxes	(352)
Other liabilities	(3,928)
Total purchase price	$60,471

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

	For the nine months ended September 30, 2016
		Pro Forma
	As Reported	Adjustments	Pro Forma
Revenues	$355,684	$18,963	$374,647

Net income	$16,215	$8,187	$24,402

Diluted earnings per share	$0.75	$0.38	$1.13

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

On February 3, 2015, we completed the acquisition of Family Security Holdings, LLC and its two wholly-owned subsidiaries. The acquisition of FSIC supports the Company's growth strategy and further strengthens the Company's overall position in the property and casualty insurance market in the states of Louisiana and Hawaii. The total purchase price paid to acquire the companies was $13,507,000 that was paid in shares of our common stock in two installments. The first payment occurred at the closing of the transaction when we issued 503,857 shares of our common stock that had a fair value of $12,994,000 on the date of the closing of the transaction. One year after the closing of the transaction, we issued an additional 32,943 shares of our common stock as payment of $513,000 of contingent consideration that we owed to the former shareholders of Family Security Holdings, LLC pursuant to the terms of the purchase agreement.

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2016 and September 30, 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common stockholders	$3,423	$8,083	$16,215	$13,556

Denominator:
Weighted-average shares outstanding	21,448,892	21,290,759	21,406,599	21,193,825
Effect of dilutive securities	194,509	237,787	197,536	233,573
Weighted-average diluted shares	21,643,401	21,528,546	21,604,135	21,427,398

Basic earnings per share	$0.16	$0.38	$0.76	$0.64
Diluted earnings per share	$0.16	$0.38	$0.75	$0.63

See Note 14 for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2016	December 31, 2015
Land	$2,114	$2,114
Building and building improvements	5,503	4,298
Computer hardware and software	14,468	13,574
Office furniture and equipment	2,458	1,831
Leasehold improvements	—	141
Total, at cost	24,543	21,958
Less: accumulated depreciation and amortization	(6,502)	(4,823)
Property and equipment, net	$18,041	$17,135

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

Depreciation and amortization expense under property and equipment was $605,000 and $446,000 for the three months ended September 30, 2016 and 2015, respectively and $1,820,000 and $897,000 for the nine months ended September 30, 2016 and 2015, respectively.

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
September 30, 2016

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Excess-of-loss	$(476)	$1,898	$(182,503)	$(163,221)
Equipment & identity theft	(2,359)	(1,723)	(6,136)	(4,521)
Novation of Auto Policies (1)	—	—	(2,396)	—
Flood	(5,006)	(4,505)	(12,969)	(11,461)
Ceded premiums written	$(7,841)	$(4,330)	$(204,004)	$(179,203)
Increase (decrease) in ceded unearned premiums	(45,458)	(40,400)	55,167	56,809
Ceded premiums earned	$(53,299)	$(44,730)	$(148,837)	$(122,394)
(1) Reflects ceding of auto policy premiums to Maidstone Insurance Company as part of the settlement of the novation agreement entered into at the closing of the Interboro Insurance Company transaction.

Current year catastrophe losses by the event magnitude are shown in the following table for the three and nine months ended September 30, 2016 and 2015.

	2016			2015
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
$ 1 million to $5 million (2)	1	$2,483	2.1%	1	$2,420	2.8%
Less than $1 million (3)(4)	17	2,626	2.1%	12	1,388	1.7%
Total	18	$5,109	4.2%	13	$3,808	4.5%

Nine Months Ended September 30,
Current period catastrophe losses incurred
$ 5 million to $10 million (7)	—	$—	—%	2	$11,342	4.7%
$ 1 million to $5 million (5)	9	16,500	4.9%	6	12,275	5.1%
Less than $1 million (6) (4)	9	7,385	2.2%	5	1,968	0.8%
Total	18	$23,885	7.1%	13	$25,585	10.6%

(1)
Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. During the third quarter of 2016, we incurred losses and LAE from three new storms, while the remainder is from the development of fifteen storms occurring during the first six months of 2016.

(2)	Reflects losses from Hurricane Hermine during the third quarter of 2016 and losses from a wind storm in 2015.

(3)
Reflects losses from Tropical Storms Colin and Julia during 2016 which were fully retained, as well as development from Texas flooding, spring and hail storms, Winter Storm Olympia, and Florida tornadoes which occurred during the first three months of 2016, all net of losses ceded to reinsurers.

(4) Reflects losses from winter storms, hail storms, Texas flooding, Hurricane Anna and Tropical Storm Bill in 2015.
(5) Reflects losses from Hurricane Hermine and Tropical Storm Colin during 2016 which were fully retained, as well as development from Texas flooding, spring and hail storms, Winter Storm Olympia, and Florida tornadoes, all net of losses ceded to reinsurers. Reflects losses from winter storms, hail storms and wind storms in 2015.
(6) Reflects losses from Tropical Storm Julia during 2016 which were fully retained, as well as development from Texas flooding and hail storms, Florida tornadoes and Louisiana flooding, all net of losses ceded to reinsurers.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

(7) Reflects losses from winter storms in 2015.

We collected cash recoveries under our reinsurance agreements totaling $9,747,000 and $7,608,000 for the three month periods ended September 30, 2016 and 2015, respectively, and $10,604,000 and $8,535,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

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

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $270,000 and $239,000 for the three month periods ended September 30, 2016 and 2015, respectively and $772,000 and $721,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

8)    LONG-TERM DEBT

Florida State Board of Administration Note Payable

Our long-term debt at September 30, 2016 included a note payable to the Florida State Board of Administration (SBA note). At September 30, 2016 and December 31, 2015, we owed $11,471,000 and $12,353,000, respectively, on the note and the interest rate was 1.50% and 2.05%, respectively. All other terms and conditions of the note remain as described in our 2015 Form 10-K.

The $11,471,000 SBA note requires UPC to maintain surplus as regards policyholders at or above a calculated level, which was $31,471,000 at September 30, 2016. Each quarter, we monitor the surplus as regards policyholders for both of our insurance affiliates and, for various reasons, we occasionally provide additional capital to our insurance affiliates. During the three month period ended September 30, 2016, we contributed no capital to our insurance affiliates. During the nine month period ended September 30, 2016, we contributed $11,000,000 of capital to our insurance affiliates. During the three and nine month periods ended September 30, 2015, no contributions were made to our insurance affiliates. We may make future contributions of capital to our insurance affiliates as circumstances require.

Our SBA note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. At September 30, 2016, UPC's net written premium to surplus ratio was 6.6:1, which is well above the 2:1 required ratio. UPC's gross written premium to surplus ratio was 10.6:1, which exceeds the required ratio of 6:1. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 1.60% at the end of September 2016. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 1.50% at the end of September 2016. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2016, we were in compliance with the covenants of the SBA note.

Interboro, LLC Promissory Note Payable

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

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

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T note). The note bears interest at 1.65% in excess of the one month LIBOR. The interest rate resets monthly and was 2.19% at September 30, 2016. Principal and interest are payable monthly. During the three months ended September 30, 2016, we paid $58,000 and $19,000 of principal and interest, respectively, and during the nine months ended September 30, 2016, we paid $87,000 and $29,000 of principal and interest, respectively. At September 30, 2016, we owed $5,113,000 on the note.

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

10)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. At September 30, 2016, and during the three and nine months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

Our insurance affiliates must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three and nine month periods ended September 30, 2016 and 2015, UPC, FSIC, UPC Re and IIC recorded the following amounts of statutory net income (loss).

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
UPC	$(3,916)	$2,537	$(13,240)	$(174)
UPC Re	$2,239	$169	$2,988	$249
FSIC	$(933)	$1,567	$(750)	$1,633
IIC (1)	$986	N/A	$9,173	N/A
(1) There is not a reportable value for Interboro Insurance Company as of September 30, 2015 as we did not own the company until April 2016. However, the 2016 statutory net income (loss) is inclusive of the activity for the period from January 1 through April 30, 2016.

Our insurance affiliates must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. The table below shows the minimum capital and surplus requirements, as well as the amount of surplus as regards policyholders for our regulated entities at September 30, 2016 and December 31, 2015, respectively.

	Minimum Requirement	September 30, 2016	December 31, 2015
UPC (1)	$5,000	$127,548	$135,288
UPC Re	$100	$9,967	$728
FSIC	$3,250	$15,179	$15,572
IIC	$4,700	$40,543	N/A (2)
(1) UPC is required to maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000.
(2) There is not a reportable value for Interboro Insurance Company as of December 31, 2015 as we did not own the company until April 2016.

11)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance. During the three months ended September 30, 2016 and 2015, Groelle & Salmon, PA billed us approximately $756,000 and $394,000, respectively, and $1,865,000 and $918,000 for the nine months ended September 30, 2016 and 2015, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $378,000 and $197,000, for the three months ended September 30, 2016 and 2015, respectively, and $933,000 and $459,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

The table below details the components of accumulated other comprehensive income at period end:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2015	$2,640	$(1,020)	$1,620
Changes in net unrealized gains on investments	10,305	(3,960)	6,345
Reclassification adjustment for realized gains	(478)	184	(294)
September 30, 2016	$12,467	$(4,796)	$7,671

13)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented:

	Nine Months Ended September 30,
	2016		2015
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.05	$1,076	$0.05	$1,073
Second Quarter	$0.06	$1,300	$0.05	$1,077
Third Quarter	$0.06	$1,299	$0.05	$1,076

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

We granted 1,200 and 112,405 shares of restricted common stock during the three and nine month periods ended September 30, 2016, respectively, which had weighted-average grant date fair values of $16.11 and $17.02 per share, respectively. We granted zero shares of restricted common stock during the three month period ended September 30, 2015. We granted 130,442 shares of restricted common stock during the nine month period ended September 30, 2015, which had a weighted-average grant date fair value of $20.38 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	179,183	$16.67
Granted	112,405	17.02
Forfeited	25,982	17.44
Vested	97,574	16.34
Outstanding as of September 30, 2016	168,032	$16.98

We had approximately $1,315,000 and $1,606,000 of unrecognized stock compensation expense on September 30, 2016 and 2015, respectively, related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $226,000 and $631,000 of stock-based compensation expense during the three and nine months ended September 30, 2016, respectively. We recognized $275,000 and $624,000 of stock-based compensation expense during the three and nine months ended September 30, 2015, respectively.

We had approximately $642,000 and $625,000 of unrecognized director stock-based compensation expense at September 30, 2016 and September 30, 2015, respectively, related to non-vested director stock-based compensation granted, that we expect to recognize ratably until the 2017 Annual Meeting of Stockholders. We recognized $272,000 and $798,000 of director stock-based compensation expense during the three and nine months ended September 30, 2016, respectively. We recognized $265,000 and $901,000 of director stock-based compensation expense during the three and nine months ended September 30, 2015, respectively.

15)    SUBSEQUENT EVENTS

On November 9, 2016, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on November 30, 2016, to stockholders of record on November 23, 2016.

During the fourth quarter of 2016, Hurricane Matthew impacted Florida and Georgia before making landfall in South Carolina and also impacting North Carolina. We write property insurance in all four states and are working diligently to provide claim service to our insureds who were impacted by the storm. We have received over 5,000 claims related to Hurricane Matthew and expect to incur $30,000,000 of pre-tax catastrophe losses, net of reinsurance recoveries, during the fourth quarter of 2016 from this event.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

EXECUTIVE SUMMARY

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

UPC Insurance is primarily engaged in the homeowners' property and casualty insurance business in the United States. We currently write in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina and Texas, and we are licensed to write in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business.

We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us with a competitive advantage as we grow our business in other states facing similar perceived threats.

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of UPC Insurance. In evaluating our results of operations, we use premiums written and earned, policies in-force and new and renewal policies by geographic concentration. We also consider the impact of catastrophe losses and prior year development on our loss ratios, expense ratios and combined ratios. In monitoring our investments, we use credit quality, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification and portfolio duration. To evaluate our financial condition, we consider the following factors: liquidity, financial strength, ratings, book value per share and return on equity.

Recent Events

During the fourth quarter of 2016, Hurricane Matthew impacted Florida and Georgia before making landfall in South Carolina and also impacting North Carolina. We write property insurance in all four states and are working diligently to provide claim service to our insureds who were impacted by the storm. We have received over 5,000 claims related to Hurricane Matthew and expect to incur $30,000,000 of pre-tax catastrophe losses, net of reinsurance recoveries, during the fourth quarter of 2016 from this event.

On November 9, 2016, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on November 30, 2016, to stockholders of record on November 23, 2016.

On August 17, 2016, we entered into a Merger Agreement with AmCo Holding Company (AmCo), a North Carolina corporation and a wholly-owned subsidiary of RDX Holding, LLC (RDX), to acquire AmCo and its two wholly owned subsidiaries, American Coastal and BlueLine Cayman Holdings, through a series of mergers. American Coastal is engaged in the commercial residential property and casualty insurance business and writes coverage for Florida condominiums, homeowners associations, apartments and townhomes through AmRisc, its managing general agent. BlueLine Cayman Holdings is a Cayman Islands holding company that holds an interest in BlueLine Re, a protected cell whose sole business is the entry into and performance of quota share agreements. At the effective time of the mergers, each issued and outstanding

UNITED INSURANCE HOLDINGS CORP.

share of common stock of AmCo will be converted into shares of common stock of UIHC equal to 209,563.55 multiplied by the lesser of (a) one and (b) a fraction, the numerator of which is 130% of $14.81 and the denominator of which is the 30-day trailing volume-weighted average closing stock price of UIHC common stock as of the day of the closing of the mergers. Immediately following the completion of the mergers, current UIHC stockholders and RDX members would own approximately 51% and 49% of the outstanding shares of UIHC common stock, respectively.

2016 Highlights

($ in thousands, except per share, ratios and policies in-force)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Investment income	$2,663	$2,413	$7,786	$6,725
Net realized gains	106	323	478	312
Total revenues	127,202	89,806	355,684	257,542
Consolidated net income	3,423	8,083	16,215	13,556

Net income per diluted share	$0.16	$0.38	$0.75	$0.63

Combined ratio (1)	101.4%	91.5%	98.5%	97.4%
Return on average equity, trailing twelve months			12.3%	11.9%

Policies in-force			431,731	307,748
(1) Calculated as operating expenses less interest expense relative to net premiums earned.

($ in thousands, except per share and ratios)	September 30, 2016	December 31, 2015	% Change

Investment and Cash holdings	$665,662	$537,500	23.8%

Book value per share	$11.99	$11.11	7.9%

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Gross premiums written	$194,341	$155,985	$541,053	$425,183
Increase in gross unearned premiums	(20,821)	(27,252)	(56,446)	(60,286)
Gross premiums earned	173,520	128,733	484,607	364,897
Ceded premiums earned	(53,299)	(44,730)	(148,837)	(122,394)
Net premiums earned	120,221	84,003	335,770	242,503
Investment income	2,663	2,413	7,786	6,725
Net realized gains	106	323	478	312
Other revenue	4,212	3,067	11,650	8,002
Total revenue	127,202	89,806	355,684	257,542
EXPENSES:
Losses and loss adjustment expenses	72,746	40,432	199,615	137,030
Policy acquisition costs	31,333	23,756	84,086	64,140
Operating expenses	5,558	4,329	15,326	12,679
General and administrative expenses	12,329	8,331	31,759	22,244
Interest expense	206	81	397	232
Total expenses	122,172	76,929	331,183	236,325
Income before other income	5,030	12,877	24,501	21,217
Other income	11	107	80	292
Income before income taxes	5,041	12,984	24,581	21,509
Provision for income taxes	1,618	4,901	8,366	7,953
Net income	$3,423	$8,083	$16,215	$13,556
Net income per diluted share	$0.16	$0.38	$0.75	$0.63
Book value per share			$11.99	$10.55
Return on average equity, trailing twelve months			12.3%	11.9%
Loss ratio, net[1]	60.5%	48.1%	59.4%	56.5%
Expense ratio[2]	40.9%	43.4%	39.1%	40.9%
Combined ratio (CR)[3]	101.4%	91.5%	98.5%	97.4%
Effect of current year catastrophe losses on CR	4.2%	4.5%	7.1%	10.6%
Effect of prior year development on CR	4.9%	(1.3)%	2.9%	(0.6)%
Underlying combined ratio[4]	92.3%	88.3%	88.5%	87.4%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2016, we reassessed our critical accounting policies and estimates as disclosed in our 2015 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2016 COMPARED TO DECEMBER 31, 2015

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

The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis. Our cash, cash equivalents and investment portfolio totaled $665,662,000 at September 30, 2016.

The following table summarizes our investments, by type:

	September 30, 2016		December 31, 2015
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$122,769	18.4%	$81,647	15.2%
Foreign government	2,116	0.3	2,075	0.4
States, municipalities and political subdivisions	172,990	26.1	155,905	29.0
Public utilities	7,527	1.1	8,493	1.6
Corporate securities	165,844	24.9	146,758	27.2
Redeemable preferred stocks	1,422	0.2	1,820	0.3
Total fixed maturities	472,668	71.0	396,698	73.7
Mutual fund	20,036	3.0	26,343	4.9
Public utilities	1,524	0.2	1,352	0.3
Other common stocks	23,206	3.5	20,694	3.9
Non-redeemable preferred stocks	2,982	0.4	2,417	0.4
Total equity securities	47,748	7.1	50,806	9.5
Other long-term investments	5,690	0.9	5,210	1.0
Total investments	526,106	79.0	452,714	84.2
Cash and cash equivalents	139,556	21.0	84,786	15.8
Total cash, cash equivalents and investments	$665,662	100.0%	$537,500	100.0%

We classify all of our investments as available-for-sale. Our investments at September 30, 2016 and December 31, 2015 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At September 30, 2016, approximately 88% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 12% were corporate bonds rated “BBB”.

UNITED INSURANCE HOLDINGS CORP.

At September 30, 2016, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $207,000; approximately $48,000 of the total related to five fixed maturities, while twenty-four equity securities reflected an unrealized loss of $159,000.  We currently have no plans to sell these twenty-nine securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at September 30, 2016. Similarly, we did not record impairment charges at December 31, 2015.

Reinsurance Payable

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

During the second quarter of 2016, we placed our reinsurance program for the 2016 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $1,515,197,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements are effective June 1, 2016, for a one-year term and incorporate the mandatory coverage required by and placed with the FHCF. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. Effective January 1, 2016, we placed a reinsurance agreement to provide coverage against accumulated losses from specified catastrophe events, that will expire on December 31, 2016.

See Note 7 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

Unpaid Losses and Loss Adjustments

We generally use the term loss(es) to collectively refer to both loss and loss adjusting expenses. We establish reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future, including provisions for claims that have been reported but are unpaid at the balance sheet date and for obligations on claims that have been incurred but not reported at the balance sheet date. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration costs of our insured claims incurred and unpaid.

Unpaid losses and loss adjustment expenses totaled $122,660,000 and $76,792,000 as of September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016 we retained catastrophe losses of $23,885,000 which included losses from Hurricane Hermine, the August Louisiana storms, and certain other losses not covered by our reinsurance programs, as well as prior year development of $9,585,000 driven primarily by non-catastrophe claims in Florida for accident year 2015.

Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments as necessary.

See Note 7 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our losses and loss adjustments.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

Revenue

Net income for the three months ended September 30, 2016 decreased $(4,660,000), or (57.7)%, to $3,423,000 for the third quarter of 2016 from $8,083,000 for the same period in 2015. The decrease in net income was primarily due to increases in loss and loss adjustment expenses for the third quarter of 2016 compared to the third quarter of 2015.

Our gross written premiums increased $38,356,000, or 24.6%, to $194,341,000 for the third quarter ended September 30, 2016 from $155,985,000 for the same period in 2015, primarily due to the strong organic growth in new and renewal business generated outside of Florida. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region is shown in the following table:

	Three Months Ended September 30,
Direct and Assumed Written Premium By Region (1)	2016	2015	Change
Florida	$83,816	$77,732	$6,084
Gulf	47,279	32,197	15,082
Northeast	39,265	21,666	17,599
Southeast	24,070	19,584	4,486
Total direct written premium by region	194,430	151,179	43,251
Assumed premium (2)	(89)	4,806	(4,895)
Total gross written premium	$194,341	$155,985	$38,356
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

	Three Months Ended September 30,
New and Renewal Policies* By Region	2016	2015	Change
Florida	48,388	43,631	4,757
Gulf	31,294	20,569	10,725
Northeast	27,499	16,049	11,450
Southeast	19,413	14,895	4,518
Total	126,594	95,144	31,450
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended September 30, 2016 increased $45,243,000, or 58.8%, to $122,172,000 for the third quarter of 2016 from $76,929,000 for the same period in 2015. The increase in expenses was primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss and combined ratios is shown below.

	Three Months Ended September 30,
	2016	2015	Change
Net Loss and LAE	$72,746	$40,432	$32,314
% of Gross earned premiums	41.9%	31.4%	10.5 pts
% of Net earned premiums	60.5%	48.1%	12.4 pts
Less:
Current year catastrophe losses	$5,109	$3,808	$1,301
Prior year reserve development (favorable)	5,909	(1,059)	6,968
Underlying loss and LAE*	$61,728	$37,683	$24,045
% of Gross earned premiums	35.6%	29.3%	6.3 pts
% of Net earned premiums	51.4%	44.9%	6.5 pts

Policy acquisition costs	$31,333	$23,756	$7,577
Operating and underwriting	5,558	4,329	1,229
General and administrative	12,329	8,331	3,998
Total Operating Expenses	$49,220	$36,416	$12,804
% of Gross earned premiums	28.4%	28.3%	0.1 pts
% of Net earned premiums	40.9%	43.4%	(2.5) pts

Interest Expense	$206	$81	$125
Total Expenses	$122,172	$76,929	$45,243

Combined Ratio - as % of gross earned premiums	70.3%	59.7%	10.6 pts
Underlying Combined Ratio - as % of gross earned premiums	64.0%	57.6%	6.4 pts

Combined Ratio - as % of net earned premiums	101.4%	91.5%	9.9 pts
Underlying Combined Ratio - as % of net earned premiums	92.3%	88.3%	4.0 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $32,314,000, or 79.9%, to $72,746,000 for the third quarter of 2016 from $40,432,000 for the third quarter of 2015. Loss and LAE expense as a percentage of net earned premiums increased 12.4 points to 60.5% for the quarter, compared to 48.1% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 35.6%, an increase of 6.3 points from 29.3% during the third quarter of 2015, due primarily to an increase in fire and hail losses. Retained catastrophe losses of $5,109,000 during the third quarter of 2016 included losses from Hurricane Hermine, the August Louisiana storms, and certain other losses not covered by our reinsurance programs. Prior year loss reserve development of $5,909,000 for the quarter was driven primarily by non-catastrophe claims in Florida for accident year 2015.

Policy acquisition costs increased $7,577,000, or 31.9%, to $31,333,000 for the third quarter of 2016 from $23,756,000 for the third quarter of 2015. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

UNITED INSURANCE HOLDINGS CORP.

Operating expenses increased $1,229,000, or 28.4%, to $5,558,000 for the third quarter of 2016 from $4,329,000 for the third quarter of 2015, primarily due to increased investments in information technology systems and equipment.

General and administrative expenses increased $3,998,000, or 48.0%, to $12,329,000 for the third quarter of 2016 from $8,331,000 for the third quarter of 2015, primarily due to increases in personnel costs related to our continued growth and higher depreciation and amortization costs resulting from the acquisition of Interboro Insurance Company during the second quarter of 2016.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

Revenue

Net income for the nine months ended September 30, 2016 increased $2,659,000, or 19.6%, to $16,215,000 compared to $13,556,000 for the nine months ended September 30, 2015. The increase in net income was primarily due to increases in gross premiums earned for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, combined with a lower ceding ratio and improved expense ratio.

Our gross written premiums increased $115,870,000, or 27.3%, to $541,053,000, primarily due to the strong organic growth in new and renewal business generated in all states outside of Florida. The breakdown of the period-over-period changes in both direct written and assumed premiums by region is shown in the following table:

	Nine Months Ended September 30,
Direct and Assumed Written Premium By Region (1)	2016	2015	Change
Florida	$267,895	$252,435	$15,460
Gulf	119,939	63,670	56,269
Northeast	88,613	53,188	35,425
Southeast	66,945	51,672	15,273
Total direct written premium by region	543,392	420,965	122,427
Assumed premium (2)	(2,339)	4,218	(6,557)
Total gross written premium	$541,053	$425,183	$115,870
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

	Nine Months Ended September 30,
New and Renewal Policies* By Region	2016	2015	Change
Florida	151,826	139,296	12,530
Gulf	78,976	40,465	38,511
Northeast	63,825	39,395	24,430
Southeast	51,954	38,240	13,714
Total	346,581	257,396	89,185
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the nine months ended September 30, 2016 increased $94,858,000, or 40.1%, to $331,183,000 compared to$236,325,000 for the nine months ended September 30, 2015. The increase in expenses was primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss and combined ratios is shown below.

	Nine Months Ended September 30,
	2016	2015	Change
Net Loss and LAE	$199,615	$137,030	$62,585
% of Gross earned premiums	41.2%	37.6%	3.6 pts
% of Net earned premiums	59.4%	56.5%	2.9 pts
Less:
Current year catastrophe losses	$23,885	$25,585	$(1,700)
Prior year reserve development (favorable)	9,585	(1,365)	10,950
Underlying loss and LAE*	$166,145	$112,810	$53,335
% of Gross earned premiums	34.3%	30.9%	3.4 pts
% of Net earned premiums	49.4%	46.5%	2.9 pts

Policy acquisition costs	$84,086	$64,140	$19,946
Operating and underwriting	15,326	12,679	2,647
General and administrative	31,759	22,244	9,515
Total Operating Expenses	$131,171	$99,063	$32,108
% of Gross earned premiums	27.1%	27.1%	0.0 pts
% of Net earned premiums	39.1%	40.9%	(1.8) pts

Interest Expense	$397	$232	$165
Total Expenses	$331,183	$236,325	$94,858

Combined Ratio - as % of gross earned premiums	68.3%	64.7%	3.6 pts
Underlying Combined Ratio - as % of gross earned premiums	61.4%	58.0%	3.4 pts

Combined Ratio - as % of net earned premiums	98.5%	97.4%	1.1 pts
Underlying Combined Ratio - as % of net earned premiums	88.5%	87.4%	1.1 pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $62,585,000, or 45.7%, to $199,615,000 for the first nine months of 2016 from $137,030,000 for the first nine months of 2015. Loss and LAE expense as a percentage of net earned premiums increased 2.9 points to 59.4% for the first nine months, compared to 56.5% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first nine months was 34.3%, an increase of 3.4 points from 30.9% during the first nine months of 2015 primarily due to an increase in fire and hail losses.

Policy acquisition costs increased $19,946,000, or 31.1%, to $84,086,000 for the first nine months ended September 30, 2016 from $64,140,000 for the first nine months ended September 30, 2015. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating expenses increased $2,647,000, or 20.9%, to $15,326,000 for the first nine months ended September 30, 2016, from $12,679,000 for the first nine months ended September 30, 2015 due to increased investments in information technology systems and equipment.

UNITED INSURANCE HOLDINGS CORP.

General and administrative expenses increased $9,515,000, or 42.8%, to $31,759,000 for the first nine months ended September 30, 2016 from $22,244,000 for the nine months ended September 30, 2015, primarily due to increases in personnel costs, and higher depreciation and amortization expenses related to our continued growth.

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

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T. The note bears interest at 1.65% in excess of the one month LIBOR. The interest rate resets monthly and was 2.19% at September 30, 2016. Please refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements for a discussion on the additional terms associated with this note.

Operating Activities

During the nine months ended September 30, 2016, our operations generated cash of $89,319,000, compared to generating cash of $83,195,000 during the same period in 2015. The $6,124,000 increase in operating cash was primarily driven by an increase in cash inflows related to premium collections of $128,671,000 during the first nine months of 2016 compared to the same period in 2015. Partially offsetting this increase was an increase in cash outflows of $23,596,000 in reinsurance payments during the first nine months of 2016 compared to the same period last year because we purchased more reinsurance coverage under our 2016-2017 contracts than we purchased under our 2015-2016 contracts. Claims payments increased approximately $60,299,000 primarily due to the increase in exposures and payments on claims from current and prior accident years. Agents' commission payments increased $19,135,000 due to our continuing growth. In addition, we paid $7,199,000 of income taxes during the first nine months of 2016 compared to paying $6,918,000 of income taxes for the same period last year.

Investing Activities

During the nine months ended September 30, 2016, our investing activities used $34,835,000 of cash compared to using $53,710,000 of cash in the same period of the prior year. The decrease in cash used primarily relates to $26,801,000 fewer purchases of investments during the first nine months of 2016 compared to the same period in 2015 and to the $32,840,000 in net cash spent to acquire Interboro Insurance Company during the second quarter of 2016. This is partially offset by a $33,889,000 increase in the amount of investments sold to fund the acquisition of Interboro Insurance Company during the nine months ended September 30, 2016 compared to the same period in 2015. In addition, there was a decline in our investments in property and equipment of $5,492,000 primarily due to the increased purchases of capitalized software during the first nine months of 2015 compared to 2016.

UNITED INSURANCE HOLDINGS CORP.

Financing Activities

During the nine months ended September 30, 2016, our financing activities provided cash of $286,000 compared to using cash of $6,535,000 during the nine months ended September 30, 2015. The increase in cash provided by financing activities primarily relates to the proceeds from borrowings in the $5,200,000 BB&T note entered into during May 2016. This is offset by the repayments of borrowings decrease of $2,159,000 because we paid off the outstanding loan payable balance acquired in the Family Security Holdings, LLC transaction during the first quarter of 2015, while no such repayment occurred in 2016.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2016, we had no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at September 30, 2016:

	Payment Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Leases (1)	$125	$44	$79	$2	$—
Service agreements (2)	17,247	4,858	5,451	4,567	2,371
Long-Term debt (3)	25,134	381	11,596	3,046	10,111
Employment agreements (4)	670	482	188	—	—
Unpaid loss and loss adjustment expenses (5)	122,660	44,703	54,125	15,141	8,691
Total	$165,836	$50,468	$71,439	$22,756	$21,173
(1) Represents operating and capital leases for our insurance subsidiaries.
(2) Represents agreements entered into to purchase goods and services in the normal course of business.

(3)
Represents principal payments over the life of the SBA Note debt. Also includes a note payable for $8,550,000 including 6% interest over an 18 month period, which we are obligated to pay as consideration for the Interboro transaction and a $5,200,000 term note payable to BB&T including interest of 1.65% in excess of the one month LIBOR over a 15 year period net of principal payments made prior to September 30, 2016. See Note 8 in our Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

(4)	Represents base salary for the unfulfilled portion of the original employment agreements with certain executive officers.

(5)
As of September 30, 2016, United Property & Casualty Insurance Company, Family Security Insurance Company, Inc., and Interboro Insurance Company had unpaid loss and loss adjustment expenses (LAE) of $122,660,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last 16 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

UNITED INSURANCE HOLDINGS CORP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to interest rates, the financial condition of the issuer of our fixed-maturities and equity security prices. These risks were disclosed in Part 1, Item 1A of our 2015 Form 10-K. At September 30, 2016, we have material additions to that disclosure as a result of the acquisition of Interboro during the second quarter of 2016.

INTEREST RATE RISK

Our fixed-maturities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturities at September 30, 2016:

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$420,070	$(52,598)	(11.1)%
200 basis point increase	$437,604	$(35,064)	(7.4)%
100 basis point increase	$455,138	$(17,530)	(3.7)%
Fair value	$472,668	$—	—%
100 basis point decrease	$490,000	$17,332	3.7%
200 basis point decrease	$500,099	$27,431	5.8%
300 basis point decrease	$502,192	$29,524	6.2%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-maturity investments, and should not be indicative of future results. Based on our analysis, a 300 basis point decrease or increase in interest rates from the September 30, 2016 period end rates would not have a material impact on our results of operations or cash flows.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at September 30, 2016:

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$57,009	12.3%	$58,440	12.4%
AA+, AA, AA-	251,523	54.2	255,282	54.0
A+, A, A-	99,374	21.4	101,457	21.4
BBB+, BBB, BBB-	53,420	11.5	54,677	11.6
BB+, BB, BB-	2,781	0.6	2,812	0.6
Total	$464,107	100.0%	$472,668	100.0%

UNITED INSURANCE HOLDINGS CORP.

EQUITY PRICE RISK

Our equity investment portfolio at September 30, 2016 consists of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at September 30, 2016:

Stocks by Sector	Fair Value	% of Total Fair Value
Funds	$20,036	42.0%
Consumer, non-cyclical	8,252	17.3
Industrial	4,818	10.1
Financial	3,903	8.2
Technology	2,809	5.9
Consumer, cyclical	2,771	5.8
Utility	2,765	5.8
Communications	881	1.8
Basic Materials	785	1.6
Energy	728	1.5
Total	$47,748	100.0%

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

During the fiscal quarter ended September 30, 2016, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNITED INSURANCE HOLDINGS CORP.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our acquisitions and other strategic transactions may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our continuing business strategy is to evaluate opportunities to acquire companies that complement our business model or make other strategic transactions that facilitate or expedite the accomplishment of our business goals. There is no assurance that we will be able to finalize a transaction after significant investment of time and resources. Further, we may not have the ability to finalize a transaction due to a lack of regulator approval or imposition of a burdensome condition by the regulator.
In connection with an acquisition, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders’ percentage of ownership. As a result, there is a risk of transaction related litigation. Such transactions could also pose numerous risks to our operations, including:

•	incurring substantial unanticipated integration costs;

•	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	acquisitions could result in the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining the acquired business’ customers;

•	failing to realize the strategic benefits or the potential cost savings or other financial benefits of the acquisitions; and

•	incurring unanticipated liabilities or claims from the acquired businesses and contractually-based time and

•	monetary limitations on the seller’s obligation to indemnify us for such liabilities or claims.

Although we conduct what we believe to be a prudent level of due diligence regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. Until we actually assume operating control of such businesses and their assets and operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. As a result, we may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three and nine months ended September 30, 2016, we did not sell any unregistered equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At September 30, 2016, we were in compliance with these requirements.

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

Repurchases. During the three months ended September 30, 2016, we did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

2.1
Agreement and Plan of Merger, dated as of August 17, 2016, by and among United Insurance Holdings Corp., Kilimanjaro Corp., Kili LLC, RDX Holding, LLC, certain equityholders of RDX Holding, LLC party thereto and AmCo Holding Company (included as Exhibit 2.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

4.1
First Amendment to Rights Agreement, dated as of August 17, 2016, by and between United Insurance Holdings Corp. and American Stock Transfer & Trust Company, amending the Rights Agreement, dated as of July 20, 2012, by and between United Insurance Holdings Corp. and American Stock Transfer & Trust Company (included as Exhibit 4.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

10.1
Employment Agreement, dated August 10, 2016 between United Insurance Holdings Corp. and Paul DiFrancesco (included as Exhibit 10.1 to the Form 8-K filed on August 15, 2016, and incorporated herein by reference).

10.2
Employment Agreement, dated August 22, 2016 between United Insurance Holdings Corp. and Scott St John (included as Exhibit 10.1 to the Form 8-K filed on August 11, 2016, and incorporated herein by reference).

10.3
Stockholders Agreement, dated as of August 17, 2016, by and among United Insurance Holdings Corp., RDX Holding, LLC., R. Daniel Peed and Peed FLP1, Ltd., L.L.P (included as Exhibit 10.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

November 9, 2016	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

November 9, 2016	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)