Form 10-K
period 2016-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2017-03-15
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________

FORM 10-K
___________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Non-affiliates held common stock issued by the registrant with an aggregate market value of $277,928,371 as of June 30, 2016, calculated using the closing sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
As of March 15, 2017, 21,676,125 shares of common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Annual Report on Form 10-K (Annual Report), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Annual Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K for the year ended December 31, 2016 or in documents incorporated by reference contains “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” "endeavor," "project," “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the regulatory, economic and weather conditions present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost, viability and availability of reinsurance;

•	assessments charged by various governmental agencies;

•	pricing competition and other initiatives by competitors;

•	our ability to attract and retain the services of senior management;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	our exposure to catastrophic events and severe weather conditions;

•	downgrades in our financial strength ratings;

•	risks and uncertainties relating to our acquisitions including our ability to successfully integrate the acquired companies; and

•	other risks and uncertainties described under "Risk Factors" below.

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
These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (SEC). The forward-looking events that we discuss in this Form 10-K are valid only as of the date of this Form 10-K and may not occur, or may have different consequences, in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “RISK FACTORS” in Part I, Item 1A of this Form 10-K. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

United Insurance Holdings Corp. serves as the holding company for United Property & Casualty Insurance Company and its affiliated companies (referred to in this document as we, our, us, the Company or UPC Insurance). We conduct our business principally through the seven wholly owned operating subsidiaries shown below. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

United Insurance Holdings Corp.
(NASDAQ : UIHC)
d/b/a UPC Insurance
Seven wholly-owned operating subsidiaries
Family Security Holdings (FSH)
United Property & Casualty Insurance Company (UPC)
Interboro Insurance Company (IIC)
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

UPC Insurance is primarily engaged in the homeowners' property and casualty insurance business in the United States. We currently write in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Texas, and we are licensed to write in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business. We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously in Florida since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us a competitive advantage as we grow our business in other states facing similar perceived threats.

We conduct our operations under one business segment.

UNITED INSURANCE HOLDINGS CORP.

Our Strategy

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

To achieve our goals in 2017, UPC Insurance seeks to:

•	Grow our premium base in existing states;

•	Complete our merger with AmCo Holding Company;

•	Expand our product offerings in several states where we can leverage existing distribution capabilities;

•	Utilize and add strategic partnerships to expand distribution and service capabilities in all states;

•	Improve the efficiency of our catastrophe reinsurance programs; and

•	Leverage investments in technology and analytics to manage exposure growth and improve profitability.

Corporate Information

On December 11, 2012, in connection with an underwritten public offering of 5,000,000 shares of our common stock, we were approved to begin trading our common stock on The NASDAQ Capital Market (NASDAQ). On February 3, 2015, we successfully completed the acquisition of FSH and its two wholly owned subsidiaries in an all-stock transaction which resulted in the issuance of 503,857 shares of our common stock. On April 29, 2016, we completed the acquisition of IIC. The purchase price for IIC consisted of $48,450,000 in cash, $8,550,000 in a note payable, and an accrued liability for $3,471,000 which we paid during July 2016.

Our principal executive offices are located at 800 2nd Avenue S, St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737.

Recent Events

On February 22, 2017, our Board of Directors declared a $0.06 per share quarterly cash dividend. For additional information regarding this declaration, see Part II, Item 5 of this report.

During the fourth quarter of 2016, we assumed more than 3,100 wind-only residential policies from Citizens Property Insurance Company (Citizens), representing approximately $4,600,000 of annualized premiums. We also assumed more than 3,900 wind-only policies from the Texas Windstorm Insurance Association (TWIA), representing approximately $6,600,000 of annualized premiums. The total amount of assumed premium may be reduced by additional opt outs and cancellations by policyholders.

During the fourth quarter of 2016, Hurricane Matthew impacted Florida and Georgia before making landfall in South Carolina and also impacting North Carolina. We write property insurance in all four states and are working diligently to provide claim service to our insureds who were impacted by the storm. We have received over 5,000 claims related to Hurricane Matthew and incurred approximately $30,000,000 of pre-tax catastrophe losses, net of reinsurance recoveries, during the fourth quarter of 2016 from this event.

On August 17, 2016, we entered into a Merger Agreement with AmCo Holding Company (AmCo), a North Carolina corporation and a wholly owned subsidiary of RDX Holding, LLC (RDX), to acquire AmCo and its two wholly owned

UNITED INSURANCE HOLDINGS CORP.

subsidiaries, American Coastal and BlueLine Cayman Holdings, through a series of mergers. American Coastal is engaged in the commercial residential property and casualty insurance business and writes coverage for Florida condominiums, homeowners' associations, apartments and townhomes through AmRisc, its managing general agent. BlueLine Cayman Holdings is a Cayman Islands holding company that holds an interest in BlueLine Re, a protected cell whose sole business is the entry into and performance of quota share agreements. At the effective time of the mergers, each issued and outstanding share of common stock of AmCo will be converted into shares of common stock of UIHC equal to 209,563.55 multiplied by the lesser of (a) one and (b) a fraction, the numerator of which is 130% of $14.81 and the denominator of which is the 30-day trailing volume-weighted average closing stock price of UIHC common stock as of the day of the closing of the mergers. Immediately following the completion of the mergers, current UIHC stockholders and RDX members will own approximately 51% and 49% of the outstanding shares of UIHC common stock, respectively.

PRODUCTS AND DISTRIBUTION

Homeowners policies and related coverage account for the vast majority of the business that we write, but we are diversifying by product as well as geography. We offer the following insurance products:

On our flood, equipment breakdown and identity theft policies, we earn a commission while retaining no risk of loss, since all such risk is ceded to other private companies and the federal government via the National Flood Insurance Program. Policies we issue under our homeowners' programs in the various states where we conduct business provide structure, content and liability coverage. We offer standardized policies for a broad range of exposures, and our policies include coverage options for standard single-family homeowners, renters, and condominium unit owners.

In 2016, personal property policies (by which we mean both standard homeowners', dwelling fire, renters and condo owners' policies) produced written premium of $669,007,000 and accounted for 95% of our total gross written premium. The remaining product mix is categorized between commercial residential and flood and has been distributed as seen below for 2016 and 2015.

We have developed a unique and proprietary homeowners' product we refer to as "UPC 1.0". This new product uses a granular approach to pricing for catastrophe perils. Our objective is to create specific geographic areas such that within each territory or "catastrophe band" the expected losses are within a specified range of error or approximation from a central estimate. These areas may have millions of data points that help us create distance-to-coast factors that provide a sophisticated

UNITED INSURANCE HOLDINGS CORP.

market segmentation that is highly correlated to our risk exposure and reinsurance costs. UPC 1.0 has been filed and approved for use in Florida, Connecticut, Georgia, Louisiana, New Jersey, South Carolina and Texas and we plan to file it for use in all our states.

We currently market and distribute our policies to consumers through approximately 12,000 independent agents representing over 7,500 agencies. UPC Insurance has focused on the independent agency distribution channel since its inception, and we believe we have built significant credibility and loyalty with the independent agent communities in the states in which we operate. We recruit, train and appoint the full-service insurance agencies that distribute our products. Typically, a full-service agency is small to medium in size and represents several insurance companies for both personal and commercial product lines. We depend heavily upon our independent agents to produce new business for us. We compensate our independent agents primarily with fixed-rate commissions that we believe are consistent with those generally prevailing in the market. In addition to our relationships with individual agencies, we have important relationships with aggregators of underlying agency demand. The two most significant of these relationships are with Allstate in Florida, which, through its Ivantage program, refers homeowners to our company and other partner companies, and with the Florida Association of Insurance Agents (FAIA), which serves as a conduit between UPC Insurance and many smaller agencies in Florida with whom we do not have direct appointments.

Our sales representatives monitor and support our agents and also have the principal responsibility for recruiting and training our new agents. We manage our relationships with independent agents through periodic business reviews using established benchmarks and goals for premium volume and profitability.

UNITED INSURANCE HOLDINGS CORP.

GEOGRAPHIC MARKETS

UPC Insurance Company began operations in Florida in 1999, and has operated continuously there since that time. In 2010, we began writing business outside of Florida and we currently write business in twelve states. The table below shows the years in which we began to actively write in each state:

State	Year Became Active
Florida	1999
South Carolina	2010
Massachusetts	2011
Rhode Island	2012
North Carolina	2013
New Jersey	2013
Texas	2013
Louisiana	2014
Georgia	2015
Hawaii	2015
Connecticut	2016
New York	2016

UPC Insurance is also licensed to write, but has not commenced writing business in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. It is a fundamental part of our strategy to diversify our operations outside of Florida and to write in multiple states where the perceived threat of natural catastrophes has caused large national insurance companies to reduce their concentration.

The table below shows the geographic distribution of our 451,155 policies in-force as of December 31, 2016, and 347,015 policies in-force as of December 31, 2015.

Policies In-Force By Region (1)	2016 Policies	%	2015 Policies	%
Florida	187,414	41.5%	188,748	54.4%
Gulf	103,207	22.9	55,555	16.0
Northeast	93,258	20.7	52,738	15.2
Southeast	67,276	14.9	49,974	14.4
Total	451,155	100.0%	347,015	100.0%
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas, Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island, and Southeast includes Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

As of December 31, 2016, our total insured value of all polices in-force was approximately $214,114,964,000, an increase of $54,509,072,000, or 34.2%, from the same date in 2015. We have approximately 37.6% of our total insured value in Florida compared to roughly 49.1% as of December 31, 2015. The following table provides evidence of our improving geographic diversification by illustrating the breakdown of total insured value:

Total Insured Value By Region (1)	2016 TIV	%	2015 TIV	%
Florida	$80,444,296	37.6%	$78,539,211	49.1%
Northeast	61,327,280	28.6	34,920,238	22.0
Gulf	40,411,989	18.9	22,467,968	14.1
Southeast	31,931,399	14.9	23,678,475	14.8
Total	$214,114,964	100.0%	$159,605,892	100.0%
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas, Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island, and Southeast includes Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

COMPETITION

Our target market for homeowners' insurance, our primary product offering, includes the 18 states in which we are currently licensed plus the State of Maine where we plan to obtain a license at some point in the future. The following table summarizes the homeowners' insurance market countrywide for the year ending December 31, 2016, the date for which the most current data is available:

Countrywide Property Insurance Market - 2016 Homeowners DWP *
2016 Rank	Company Name	Direct Written Premium	Market Share
1	State Farm Group	$17,613,109	19.3%
2	Allstate Insurance Group	7,903,530	8.7%
3	Liberty Mutual Group	6,164,379	6.8%
4	Farmers Insurance Group	5,515,277	6.0%
5	USAA Group	5,341,021	5.9%
6	Travelers Group	3,387,144	3.7%
7	Nationwide Corp. Group	3,299,236	3.6%
8	American Family Insurance Group	2,855,835	3.1%
9	Chubb Ltd. Group	2,697,841	3.0%
10	Erie Insurance Group	1,538,085	1.7%
11	Auto Owners Group	1,246,574	1.4%
12	Metropolitan Group	1,135,803	1.2%
13	Hartford Fire & Casualty Group	1,113,000	1.2%
14	American International Group	1,093,643	1.2%
15	Progressive Group	925,018	1.0%
16	Universal Insurance Holdings Group	880,902	1.0%
17	CSAA Insurance Group	874,444	1.0%
18	Auto Club Enterprises Insurance Group	857,774	0.9%
19	Amica Mutual Group	777,210	0.9%
20	Country Insurance & Financial Services Group	672,139	0.7%
21	AmTrust, NGH Group	668,332	0.7%
22	United Insurance Holdings Group	627,825	0.7%
23	Tower Hill Insurance Group	607,919	0.7%
24	Assurant, Inc. Group	558,206	0.6%
25	The Hanover Insurance Group	551,336	0.6%
	Total - Top 25 Insurers	68,905,582	75.6%
	Total - All Insurers	$91,276,900	100.0%
* The information displayed in the table above is compiled and published by the National Association of Insurance Commissioners (NAIC) as of December 31, 2016 based on information filings submitted annually by all licensed insurance companies. The information above is presented on a consolidated or aggregated basis for each insurance company group. The amounts shown in the table above are also on a statutory basis and exclude non-Homeowners lines of business that are included in the Company's total direct written premium for 2016.

We compete primarily on the basis of product features, the strength of our distribution network, high-quality service to our agents and policyholders, and our reputation for long-term financial stability and commitment. Our long and successful track record writing homeowners insurance in catastrophe-exposed areas has enabled us to develop sophisticated pricing techniques that endeavor to accurately reflect the risk of loss while allowing us to be competitive in our target markets. This pricing segmentation approach allows us to offer products in areas that have a high demand for property insurance yet are under-served by the national carriers.

UNITED INSURANCE HOLDINGS CORP.

We price our product at levels that we project will generate an acceptable underwriting profit. We try to be extremely granular in our approach, so that our price can accurately reflect the risk and profitability of each potential customer. In our pricing algorithm, we consider insurance credit scores (where allowable) and historical attritional loss costs for the rating territory in which the customer resides, as well as projected reinsurance costs based on the specific geographic and structural characteristics of the home. In addition to the specific characteristics of the policy being priced, we also evaluate the reinsurance cost of each incremental policy on our portfolio as a whole. In this regard, we seek to optimize our portfolio by diversifying our geographic exposure in order to limit our probable maximum loss, total insured value and average annual loss. We use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address as part of the optimization process.

We have established underwriting guidelines designed to provide a uniform approach to our risk selection and designed to achieve underwriting profitability. Our underwriters review the property inspection report during their risk evaluation and if the policy does not meet our underwriting criteria, we have the right to cancel the policy within 90 days in Florida and within 60 days in other states.

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

REGULATION

We are subject to extensive regulation in the markets we serve, primarily at the state level. In general, these regulations are designed to protect the interests of insurance policyholders. They have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance. Some of these matters are discussed in more detail below. From time to time, individual states and/or the National Association of Insurance Commissioners (NAIC) propose new regulations and/or legislation that affect us. We can neither predict whether any of these proposals in the various jurisdictions might be adopted, nor what effect, if any, their adoption may have on our results of operations or financial condition. For a discussion of statutory financial information and regulatory contingencies, see Note 13 to our Notes to Consolidated Financial Statements which is incorporated in this Part I, Item 1 by reference.

Our insurance affiliates provide audited statutory financial statements to the various insurance regulatory authorities. With regard to periodic examinations of an insurance company's affairs, insurance regulatory authorities, in general, defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities from any state in which we operate may conduct examinations at their discretion. UPC is domiciled in Florida, FSIC is domiciled in Hawaii, and IIC is domiciled in New York.

The ratio of gross and net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company’s premium growth capacity. Florida state law requires insurance companies to maintain premium-to-surplus ratios not in excess of 10:1 and 4:1 for gross premiums-to-surplus and net premiums-to-surplus, respectively. The table below shows the premium-to-surplus ratios for our Florida regulated entity at December 31, 2016 and 2015.

	December 31,
	2016	2015
UPC (1)
Gross premiums-to-surplus ratio	3.7	3.7
Net premiums-to-surplus ratio	2.2	2.5
(1) Florida insurance statute §624.4095 requires property insurance premiums to be multiplied by a factor of 90%
for the purposes of this calculation

UNITED INSURANCE HOLDINGS CORP.

Risk-Based Capital Requirements

To enhance the regulation of insurer solvency, the NAIC has published risk-based capital (RBC) guidelines for insurance companies designed to assess capital adequacy and to raise the level of protection statutory surplus provides for policyholders. The guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks. Most states, including Florida, Hawaii and New York, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Insurance regulatory authorities could require our insurance subsidiaries to cease operations in the event it fails to maintain the required statutory capital.

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

At December 31, 2016, UPC's, FSIC's, and IIC's RBC ratios were 339%, 433%, and 867% respectively.

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

Limitations on Dividends by Insurance Subsidiaries

As a holding company with no significant business operations of our own, we rely on payments from our insurance affiliates as one of the principal sources of cash to pay dividends and meet our obligations. Our insurance affiliates are regulated as property and casualty insurance companies and their ability to pay dividends is restricted by Florida, Hawaii and New York law.

UNITED INSURANCE HOLDINGS CORP.

The state laws of Florida, Hawaii, and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains or adjusted net investment income. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory risk-based capital requirements may further restrict our insurance affiliates' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

For additional information regarding those restrictions, see Part II, Item 5 of this report.

Insurance Holding Company Regulation

As a holding company of insurance subsidiaries, we are subject to laws governing insurance holding companies in Florida, Hawaii and New York. These laws, among other things, (i) require us to file periodic information with the insurance regulatory authority, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between our affiliates and us, including the amount of dividends and other distributions and the terms of surplus notes and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our common stock could be presumed to have acquired control of us unless the insurance regulatory authority, upon application, determines otherwise.

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliates for services (i.e., management fees and commissions). We have a long-term management agreement between UPC and UIM, which presently provides for monthly management fees. The Florida Office of Insurance Regulation must approve any changes to this agreement.

We also have a management agreement between FSIC and FSU, which presently provides for monthly management fees. The Hawaii Insurance Division must approve any changes to this agreement.

The New York Department of Financial Services does not permit the use of a managing general agent and therefore we do not have a management agreement between IIC and any other company. Instead, UPC Insurance allocates a portion of relevant expenses to IIC for statutory accounting purposes.

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

EMPLOYEES

As of March 2017, we have 167 full time employees, which includes our executive officers. We are neither party to any collective bargaining agreements nor have we experienced any work stoppages or strikes as a result of labor disputes. We believe we have good working relationships with our employees.

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

RISKS RELATED TO OUR BUSINESS

As a property and casualty insurer, we may experience significant losses, and our financial results may vary from period to period, due to our exposure to catastrophic events and severe weather conditions, the incidence and severity of which could be affected by climate change.

Our property and casualty insurance operations expose us to risks arising from catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires; they can also be man-made, such as terrorist attacks (including those involving nuclear, biological, chemical or radiological events) or consequences of war or political instability. We may incur catastrophe losses that exceed the amount of:

•catastrophe losses that we experienced in prior years;
•catastrophe losses that, using third-party catastrophe modeling software, we projected could be incurred;
•catastrophe loss estimates that we used to develop prices for our products; or
•our current reinsurance coverage (which would cause us to have to pay such excess losses).

The incidence and severity of weather conditions are largely unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. Climate change, to the extent that it may affect weather patterns, may cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide homeowners insurance to our policyholders in the future. Governmental entities may also respond to climate change by enacting laws and regulations that may increase our cost of providing homeowners insurance in the future, which could adversely affect demand.

Catastrophes may have a material adverse effect on our results of operations during any reporting period due to increases in our loss and loss adjustment expense. Catastrophes may also cause us to increase our reserve for unpaid losses and loss adjustment expenses, which could materially harm our financial condition and our liquidity and could impair our ability to raise capital on acceptable terms or at all. In addition to catastrophes, the accumulation of losses from several smaller weather-related events in any reporting period may have a similar impact to our results of operations and financial condition.

Because we conduct a significant portion of our business in Florida, our financial results substantially depend on the regulatory, economic and weather conditions present in that state.

A significant portion of our policies in-force is concentrated in Florida. Moreover, if our proposed merger with AmCo Holding Company (“AmCo”) and its wholly owned subsidiaries (including American Coastal Insurance Company) is completed, our risk exposure in Florida will significantly increase because substantially all of AmCo’s business is conducted in respect of risk located in the State of Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will likely have a more significant impact on our revenues and profitability compared to such conditions in other jurisdictions in which we operate. Furthermore, changes in conditions could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

In addition, due to Florida’s climate, we are subject to increased exposure to certain catastrophic events such as hurricanes, as well as an increased risk of losses. The occurrence of one or more catastrophic events or other conditions affecting losses in Florida may cause a material adverse effect on our results of operations and financial condition.

UNITED INSURANCE HOLDINGS CORP.

Our diversification strategy may not be effective.

Although we intend to continue focusing on Florida as a key market for our insurance products, we plan to take advantage of prudent opportunities to expand our core business into other states where we believe the potential for underwriting profit is strong. However, we may not be successful in this diversification strategy due to several factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in new and unfamiliar markets.

Because we rely on insurance agents, the loss of these agent relationships or our ability to attract new agents could have an adverse impact on our business.

We currently market our policies to a broad range of prospective policyholders through approximately 12,000 independent agents representing over 7,000 agencies. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents commonly represent other insurance companies and we do not control their activities. Historically, we have used marketing relationships with two well-known national insurance companies that do not write new homeowners insurance policies in Florida and two associations of independent insurance agents in Florida to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network. Failure to grow or maintain our agency relationships or a failure to attract new agents could adversely affect sales of our insurance products.

Additionally, AmCo’s subsidiary, American Coastal Insurance Company (“American Coastal”), has an exclusive contract with AmRisc, pursuant to which AmRisc serves as American Coastal’s exclusive managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida. Under that contract, AmRisc must produce a certain volume of business for American Coastal. Therefore, if our proposed acquisition of AmCo (including American Coastal) is completed, failure of AmRisc to produce the required volume of business could cause the combined company to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find a replacement managing general agent or otherwise increase the production of premiums, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

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

Because of the inherent uncertainty in estimating loss reserves, including reserves for catastrophes, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed our existing loss reserves. If our reserves are inadequate, it may cause us to overstate our earnings for the periods during which our reserves for expected losses was insufficient.

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

“Internal controls over financial reporting” refer to those procedures within a company that are designed to reasonably ensure the accuracy of the company’s financial statements. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to annually assess the effectiveness of our internal controls over financial reporting. Based on its most recent assessment, management believes that our internal controls during 2016 and 2015 were effective.

If we fail to achieve and maintain adequate internal controls, or if we have material weaknesses in our internal controls, in each case in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Because effective internal controls are necessary for us to produce reliable financial reports, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, and the market price for our stock could decline if our internal controls are ineffective or if material weaknesses in our internal controls are identified. Moreover, if we complete our merger with AmCo, any deficiencies or material weaknesses in AmCo’s internal controls over financial reporting could also have a material adverse impact on the combined company for the above-mentioned reasons.

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

We rely on services and products provided by many third-party vendors. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and human resource benefits management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect personal information of our customers, claimants or employees, we may suffer operational impairments and financial losses. Moreover, in the event of a data breach involving any of our third-party vendors, our customers’ data and personal information could also be put at risk. For example, many of the recent significant data breaches were a result of security breaches of third-party vendors. Any such data breach involving our third-party vendors could result in significant mitigation or legal expenses for us, which could materially and adversely affect our results of operations and financial condition.

UNITED INSURANCE HOLDINGS CORP.

Our success has been and will continue to be greatly influenced by our ability to attract and retain the services of senior management.

Our senior executive officers play an integral role in the development and management of our business.  We cannot guarantee that any such officers will continue their employment with us. Additionally, we do not maintain any key person life insurance policies on any of our officers or employees. The loss of the services of any of our senior executive officers could have an adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

Our acquisitions and other strategic transactions may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our continuing business strategy is to evaluate opportunities to merge with and acquire companies that complement our business model or make other strategic transactions that facilitate or expedite the accomplishment of our business goals. Even if we enter into an agreement in respect of a merger with or acquisition of another business, we may not be able to finalize a transaction after significant investment of time and resources, including our proposed merger with AmCo. Further, we may not have the ability to finalize a transaction due to a lack of regulatory approval or imposition of a burdensome condition by the regulator.

In connection with an acquisition or merger, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders' percentage of ownership. As a result, there is a risk of transaction related litigation. Such transactions could pose numerous risks to our operations, including:

•	incurring substantial unanticipated integration costs;

•	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	acquisitions and mergers could result in the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining the acquired business' customers;

•	failing to realize the strategic benefits or the potential cost savings or other financial benefits of the acquisitions or mergers; and

•
incurring unanticipated liabilities or claims from the acquired businesses and contractually-based time and monetary limitations on the seller's obligation to indemnify us for such liabilities or claims.

We are also subject to a certain level of risk regarding the actual condition of the businesses that we acquire. Until we actually assume operating control of such businesses and their assets and operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. As a result, we may not be able to complete acquisitions or mergers or integrate the operations, products or personnel gained through any such acquisition or merger without a material adverse effect on our business, financial condition and results of operations, including our proposed merger with AmCo, which has not yet been consummated.

RISKS RELATED TO THE INSURANCE INDUSTRY

Because we are operating in a highly competitive market, we may lack the resources to increase or maintain our market share.

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. The principal competitive factors in our industry are price, service, commission structure and financial condition. We compete with other property and casualty insurers that write coverage in the same geographic areas in which we write coverage and some of those insurers have greater financial resources and have a longer operating history than we do. In addition, our competitors may offer products for alternative forms of risk protection that we presently do not offer, which could adversely affect the sales of our products. Competition could limit our ability to retain existing business or to write new business at adequate rates, and such limitation may cause a material adverse effect on our results of operations and financial position.

UNITED INSURANCE HOLDINGS CORP.

Changes in state regulation may adversely affect our results of operation and financial condition.

As an insurance company, we are subject to the laws and regulations of the various states in which we operate. From time to time, states have passed legislation, and regulators have taken action, that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas, or mandating that insurers participate in residual markets. In addition, following catastrophes, legislative initiatives and court decisions can seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies, which could cause our actual loss and loss adjustment expense to exceed our estimates. Further, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes requires approval of insurance regulatory authorities.

One example of such legislation occurred following the 2004 and 2005 hurricane seasons, when the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without depreciation, whether or not the insureds repaired or replaced the damaged property. Under prior law, insurers paid the depreciated amount of damaged property on covered losses until an insured commenced repairs or replacement. Under the current law, there is an increase in disputes over the amount of loss, since full payment is made before actual repairs begin and without documentation supporting the actual cost of repair. Despite our efforts to promptly calculate and pay meritorious amounts, our operating results have been affected by the change in law, coupled with a claims environment in Florida that creates opportunities for fraudulent or overstated claims.

Our ability or willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and our ability to penetrate other geographic markets, which may cause a material adverse effect on our results of operations, financial condition and cash flows. We cannot predict whether and to what extent the adoption of new legislation and regulations would affect our ability to manage our exposure to catastrophic events.

The insurance industry is heavily regulated and further restrictive regulation may reduce our profitability and limit our growth.

The insurance industry is extensively regulated and supervised. Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders, and other investors. We are subject to comprehensive regulation and supervision by state insurance departments in all states in which our insurance subsidiaries are domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. The regulations of each state are unique and complex and subject to change, and certain states may have regulations that conflict with the regulations of other states in which we operate. As a result, we are subject to the risk that compliance with the regulations in one state may not result in compliance with the regulations in another state.

State statutes and administrative rules generally require each insurance company to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and other financial and non-financial components of an insurer’s business. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success.

Currently, the federal government's role in regulating or dictating the policies of insurance companies is limited. However, from time to time Congress has considered and may in the future consider proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation.

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

UNITED INSURANCE HOLDINGS CORP.

regulations. We cannot predict what effect, if any, proposed or future legislation or NAIC initiatives may have on the manner in which we conduct our business.

As part of potential, or future, industry-wide investigations, we may from time to time receive requests for information from government agencies and authorities at the state or federal level. If we are subpoenaed for information by government agencies and authorities, potential outcomes could include law enforcement proceedings or settlements resulting in fines, penalties and/or changes in business practices that could cause a material adverse effect on our results of operations. In addition, these investigations may result in changes to laws and regulations affecting the industry.

Changes to insurance laws or regulations, or new insurance laws and regulations, may be more restrictive than current laws or regulations and could significantly increase our compliance costs, which could have a material adverse effect on our results of operations and our prospects for future growth. Additionally, our failure to comply with certain provisions of applicable insurance laws and regulations could result in significant fines or penalties being levied against us and may cause a material adverse effect on our results of operations or financial condition.

Our inability to obtain reinsurance on acceptable terms would increase our loss exposure or limit our ability to underwrite policies.

We use, and we expect to continue to use, reinsurance to help manage our exposure to property risks. Reinsurance is insurance for insurers and is fundamentally a promise by the reinsurer to pay possible future claims in exchange for the payment of a premium by the insurance company seeking reinsurance. The availability and cost of reinsurance are each subject to prevailing market conditions beyond our control, which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. We provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms or other events in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we would have to reduce the amount of risk we underwrite. Either increasing our net exposure to risk or reducing the amount of risk we underwrite may cause a material adverse effect on our results of operations and our financial condition.

Our inability to collect from our reinsurers on our reinsurance claims could cause a material adverse effect on our results of operation and financial condition.

We use reinsurance as a tool to manage risks associated with our business. However, we remain primarily liable as the direct insurer on all risks that we obtain reinsurance for. Our reinsurance agreements do not eliminate our obligation to pay claims to insured. As a result, we are subject to counterparty risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: (i) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or (ii) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations.

While we will attempt to manage these risks through underwriting guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. As a result, our exposure to counterparty risk under our reinsurance agreements may cause a material adverse effect on our results of operations, financial condition and cash flow.

Our investments are subject to market risks that may result in reduced returns or losses.

We invest a portion of the premiums we collect in various securities and expect returns from our investments in these securities to contribute to our overall profitability. Accordingly, fluctuations in interest rates or in the fixed-maturity, equity or alternative-investment markets may cause a material adverse effect on our results of operations.

Changes in the general interest rate environment will affect our returns on, and the fair value of, our fixed-maturity and short-term investments. A decline in interest rates reduces the interest rate payable on new fixed income investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduce the fair value of existing fixed maturities. In addition, defaults under, or impairments of, any of these investments as a result of financial problems with the issuer and, where applicable, its guarantor could reduce our net investment income and net realized investment gains or result in investment losses.

UNITED INSURANCE HOLDINGS CORP.

We are subject to risks associated with potential declines in credit quality related to specific issuers and a general weakening in the economy. While we have put in place procedures designed to monitor the credit risk of our invested assets, it is possible that we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

We may decide to invest an additional portion of our assets in equity securities or other investments, which are subject to greater volatility than fixed maturities. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the fair value of our equity securities or other investments, and could adversely affect our realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments, we may incur losses on sales of our investments and we may be required to write down the value of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

The fair value of our investment portfolio is also subject to valuation uncertainties. The valuation of investments is more subjective when the markets for these investments are illiquid and may increase the risk that the estimated fair value of our investment portfolio is not reflective of prices at which actual transactions would occur.

Our determination of the amount of other-than-temporary impairment to record varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective investment type. We revise our evaluations and assessments as conditions change and new information becomes available, and we reflect changes in other-than-temporary impairments in our Consolidated Statements of Comprehensive Income. We base our assessment of whether other-than-temporary impairments have occurred on our case-by-case evaluation of the underlying reasons for the decline in fair value. However, we may not accurately assess whether the impairment of one or more of our investments is temporary or other-than-temporary and the recorded amounts for other-than-temporary impairments in our financial statements may be inadequate. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

Our portfolio may benefit from certain tax laws, including those governing dividends-received deductions and tax credits. Federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of these tax advantages and could adversely affect the value of our investment portfolio. This result could occur in the context of deficit reduction or various types of fundamental tax reform.

The property and casualty insurance and reinsurance industry is historically cyclical and the pricing and terms for our products may decline, which would adversely affect our profitability.

Historically, the financial performance of the property and casualty insurance and reinsurance industry has been cyclical, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. We cannot predict when such a period may occur or how long any given hard or soft market will last. Downturns in the property and casualty market may cause a material adverse effect on our results of operations and our financial condition.

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

UNITED INSURANCE HOLDINGS CORP.

significant award or a judicial ruling that was otherwise detrimental, could create a precedent in our industry that could have a material adverse effect on our results of operations and financial condition.  This risk of potential liability may make reasonable settlements of claims more difficult to obtain.

We may be named a defendant in a number of legal actions relating to those emerging claim and coverage issues. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may result in increased costs associated with litigation, render our loss reserves inadequate, and may be material to our operating results and cash flows for a particular quarter or annual period and to our financial condition.  In addition, claims and coverage issues may not become apparent to us for some time after our issuance of the affected insurance policies. As a result, we may not know the full extent of liability under insurance policies we issue for many years after the policies are issued.

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

We cannot guarantee that our insurance affiliates, UPC, FSIC and IIC will maintain their current A (Exceptional) ratings by Demotech. Any downgrade of this rating could impact the acceptability of our products to mortgage lenders that require homeowners to buy insurance, reduce our ability to retain and attract policyholders and agents and damage our ability to compete, which may cause a material adverse effect on our results of operations and financial condition.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Future sales of substantial amounts of our common stock by us or our existing stockholders could cause our stock price to decrease.

We have registered up to $75,000,000 of our securities (including our common stock), which we may sell from time to time in one or more offerings.  Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions), or the perception that such additional sales could occur, could cause the market price of our common stock to decrease. Additionally, if we complete our merger with AmCo, we will issue shares representing approximately 49% of the issued and outstanding common stock of the combined company (on a pro forma basis) as consideration in the merger. Assuming our merger with AmCo is consummated, our existing shareholders will incur substantial dilution and will own approximately 51% of our issued and outstanding common stock on a pro forma basis.

Dividend payments on our common stock in the future are uncertain.

We have paid dividends on our common stock in the past. However, the declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends from our subsidiaries, general business conditions and such other factors as our Board of Directors deems relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

If we complete our merger with AmCo, the substantial ownership of our common stock by R. Daniel Peed and his affiliates may allow him to exert significant control over us.

If we complete our merger with AmCo, R. Daniel Peed, the controlling member of RDX Holding, LLC (“RDX”), which is the parent company of AmCo, will beneficially own approximately 32% of our issued and outstanding common stock. Mr. Peed also expects to receive a proxy from another member of RDX who will beneficially own approximately 8% of our issued and outstanding common stock upon consummation of our merger with AmCo. As a result, Mr. Peed may be able to exert

UNITED INSURANCE HOLDINGS CORP.

substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other stockholders may disagree. Mr. Peed may have the ability to exert significant influence over the following:

•	the nomination, election and removal of our Board of Directors;

•	the adoption of amendments to our charter documents;

•	management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Additionally, upon consummation of our proposed merger with AmCo, we will enter into a stockholder’s agreement with the members of RDX, including Mr. Peed, which will provide those shareholders with rights that our other shareholders will not have, including the right to appoint three of the 10 members of our Board of Directors and registration rights with respect to the shares being issued in the merger. Although the stockholder’s agreement requires shares beneficially owned by Mr. Peed and his affiliates to be voted in proportion to the votes cast by other stockholders on any proposal on which our stockholders are entitled to vote, this restriction will terminate on the earlier of (i) the fifth anniversary of the closing date of our merger with AmCo and (ii) the date that Mr. Peed and his affiliates beneficially own less than 25% of our voting securities.

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

Further, our Board of Directors has the ability to designate the terms of and issue a new series of preferred stock.

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

Additionally, we have taken action to render our rights plan to be inapplicable to the issuance of shares to RDX (and its members) in connection with our proposed merger with AmCo by reason of the approval, execution, announcement or consummation of the transactions contemplated by the merger agreement.

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

During 2016, we renewed our lease of approximately 800 square feet of office space at 7192 Kalanianaole Highway, Honolulu, Hawaii. We paid approximately $22.08 per square foot in 2015 and approximately $23.16 per square foot during 2016.

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

At December 31, 2016, we were not involved in any material non claims-related legal actions.

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

The table below sets forth, for the calendar quarter indicated, the high and low sales prices of our common stock as reported on NASDAQ.

	Sales Prices
	High	Low
2016
Fourth Quarter	$17.04	$9.52
Third Quarter	17.16	14.29
Second Quarter	19.73	14.50
First Quarter	20.04	13.46
2015
Fourth Quarter	19.77	12.83
Third Quarter	16.79	12.12
Second Quarter	22.98	13.78
First Quarter	28.43	20.23

HOLDERS OF COMMON EQUITY

As of March 15, 2017, we had 4,260 holders of record of our common stock.

DIVIDENDS

We declared and paid dividends per share each quarter during 2016 and 2015 as follows:

	2016	2015
Quarterly data, per share

First Quarter	$0.05	$0.05
Second Quarter	$0.06	$0.05
Third Quarter	$0.06	$0.05
Fourth Quarter	$0.06	$0.05

Total Dividends Paid	$4,974,000	$4,302,000

Any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

UNITED INSURANCE HOLDINGS CORP.

Under Florida law, a Florida-domiciled insurer like UPC, may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

1.	the lesser of:

a.	10% of the insurer's capital surplus, or

b.	net income, not including realized capital gains, plus a two-year carryforward

2.	10% of the insurer's capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or

3.	the lesser of:

a.	10% of the insurer's capital surplus, or

b.	net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Alternatively, UPC may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

1.	the dividend is equal to or less than the greater of:

a.	10% of the insurer's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains, or

b.	The insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and:

i.	The insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made, and

ii.	The insurer files a notice of the dividend or distribution with the insurance regulatory authority at least ten business days prior to the dividend payment or distribution, and

iii.
The notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution the insurer will have at least 115% of required statutory surplus as to policyholders.

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2016 we are in compliance with these requirements.

Under the insurance regulation of Hawaii, the maximum amount of dividends that FSIC, Inc. may pay to its parent company without prior approval from the Insurance Commissioner is:

1.	the lesser of:

a.	10% of the insurer's surplus as of December 31 of the preceding year, or

b.	10% of the net income, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year.

UNITED INSURANCE HOLDINGS CORP.

In performing the net income test, property and casualty insurers may carry-forward income from the previous two calendar years that has not already been paid out as dividends. This carry-forward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediately preceding calendar years. As of December 31, 2016 we are in compliance with these requirements.

Under the insurance regulations of New York, no company may declare or distribute any dividend to shareholders which, together with all dividends declared or distributed by it during the next preceding twelve months, exceeds:

1.the lesser of:

a.	10% of the insurer's surplus to policyholders as shown on its latest statement on file with the Superintendent, or

b.100% of "adjusted net investment income" during that period.

N.Y. Ins. Law 4105(a)(2) (McKinney 2000) defines "adjusted net investment income" to mean:

Net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto.

Under an agreement with the New York Department of Financial Services, we will not issue dividends on behalf of IIC within two years of the acquisition date. As of December 31, 2016 we are in compliance with these requirements.

See Note 13 to our Notes to Consolidated Financial Statements for further discussion of restrictions on future payments of dividends by our insurance affiliates.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on our common stock from December 31, 2010 through December 31, 2016 as compared to the cumulative total return of the Russell 2000 index, the NASDAQ Insurance index and the S&P Insurance ETF (KIE). The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on each December 31 from 2011 through 2016 of a $100 investment made on December 31, 2010 with all dividends reinvested.

UNITED INSURANCE HOLDINGS CORP.

	December 31,
	2010	2011	2012	2013	2014	2015	2016
United Insurance Holdings Corp.	$100.00	$143.55	$198.68	$469.44	$737.16	$581.00	$522.22
Russell 2000 index	100.00	94.55	108.38	148.49	153.73	144.95	173.18
NASDAQ Insurance index	100.00	103.09	117.01	150.69	163.56	174.12	201.34

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2016, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2016, we did not repurchase any of our equity securities.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our consolidated financial statements and the related notes appearing in Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report. The consolidated statements of income data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data at December 31, 2016 and 2015 are derived from our audited financial statements appearing in Item 8 of this Annual Report. The consolidated statements of income data for the years ended December 31, 2013 and 2012 and the balance sheet data for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results shown below are not necessarily indicative of the results to be expected in any future period.

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Revenue:
Gross premiums written	$708,156	$569,736	$436,753	$381,352	$254,909
Gross premiums earned	666,829	504,215	400,695	316,708	226,254
Net premiums earned	$456,931	$335,958	$264,850	$197,378	$121,968
Net investment income and realized gains	11,226	10,039	6,775	3,742	5,243
Other revenue	18,960	11,572	8,605	6,960	4,023
Total revenue	$487,117	$357,569	$280,230	$208,080	$131,234
Expenses:
Loss and loss adjustment expenses	298,353	183,108	118,077	98,830	58,409
Other operating expenses	181,138	132,569	97,410	74,397	57,241
Interest expense	723	326	410	367	355
Total expenses	$480,214	$316,003	$215,897	$173,594	$116,005
Income before income taxes	7,003	41,860	64,410	34,487	15,714
Provision for income taxes	1,305	14,502	23,397	14,145	6,009
Net income	$5,698	$27,358	$41,013	$20,342	$9,705
Earnings per share
Basic	$0.27	$1.29	$2.06	$1.26	$0.91
Diluted	$0.26	$1.28	$2.05	$1.26	$0.91
Cash dividends declared per share	$0.23	$0.20	$0.16	$0.12	$0.08

Return on average equity, trailing twelve months	2.4%	12.4%	27.2%	20.8%	16.1%

Ceded ratio(1)	31.5%	33.4%	33.9%	37.7%	46.1%

Ratios to net premiums earned:
Loss and loss adjustment expenses	65.3%	54.5%	44.6%	50.0%	47.9%
Expenses	39.6%	39.5%	36.8%	37.7%	46.9%
Combined Ratio	104.9%	94.0%	81.4%	87.7%	94.8%
Effect of current year catastrophe losses on combined ratio	12.2%	8.5%	0.3%	1.8%	3.0%
Effect of prior year (favorable) development on combined ratio	3.7%	(0.7)%	(1.5)%	2.1%	0.5%
Underlying Combined Ratio(2)	89.0%	86.2%	82.6%	83.8%	91.3%
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

UNITED INSURANCE HOLDINGS CORP.

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and invested assets	$679,335	$537,500	$443,018	$326,548	$223,385
Prepaid reinsurance premiums	132,564	79,399	63,827	55,268	49,916
Total Assets	$999,686	$740,021	$584,169	$441,230	$314,715

Unpaid loss and loss adjustment expenses	$140,855	$76,792	$54,436	$47,451	$35,692
Unearned premiums	372,223	304,653	229,486	193,428	128,785
Reinsurance payable	99,891	64,542	45,254	39,483	26,063
Notes payable	54,175	12,353	13,529	14,706	15,882
Total Liabilities	$758,359	$500,810	$380,406	$333,643	$225,628
Total Stockholders' Equity	$241,327	$239,211	$203,763	$107,587	$89,087

Statutory Surplus	$212,298	$150,860	$126,249	$78,362	$68,007

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

EXECUTIVE SUMMARY

Overview

UIHC serves as the holding company for UPC and its affiliated companies. We conduct our business principally through seven wholly owned operating subsidiaries: UPC, UIM, FSIC, FSU, Skyway Claims Services, LLC (our claims adjusting affiliate), UPC Re (our reinsurance affiliate) and IIC. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

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

Recent Events

During the fourth quarter of 2016, Hurricane Matthew impacted Florida and Georgia before making landfall in South Carolina and also impacting North Carolina. We write property insurance in all four states and are working diligently to provide claim service to our insureds who were impacted by the storm. We have received over 5,000 claims related to Hurricane Matthew and incurred approximately $30,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable, during the fourth quarter of 2016 from this event.

On February 22, 2017, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on March 15, 2017, to stockholders of record on March 8, 2017.

On August 17, 2016, we entered into a Merger Agreement with AmCo Holding Company (AmCo), a North Carolina corporation and a wholly owned subsidiary of RDX Holding, LLC (RDX), to acquire AmCo and its two wholly owned subsidiaries, American Coastal and BlueLine Cayman Holdings, through a series of mergers. American Coastal is engaged in the commercial residential property and casualty insurance business and writes coverage for Florida condominiums, homeowners' associations, apartments and townhomes through AmRisc, its managing general agent. BlueLine Cayman Holdings is a Cayman Islands holding company that holds an interest in BlueLine Re, a protected cell whose sole business is the entry into and performance of quota share agreements. At the effective time of the mergers, each issued and outstanding

UNITED INSURANCE HOLDINGS CORP.

share of common stock of AmCo will be converted into shares of common stock of UIHC equal to 209,563.55 multiplied by the lesser of (a) one and (b) a fraction, the numerator of which is 130% of $14.81 and the denominator of which is the 30-day trailing volume-weighted average closing stock price of UIHC common stock as of the day of the closing of the mergers. Immediately following the completion of the mergers, current UIHC stockholders and RDX members will own approximately 51% and 49% of the outstanding shares of UIHC common stock, respectively.

2016 Highlights

($ in thousands, except per share, ratios and policies in-force)	Year Ended December 31,
	2016	2015

Gross written premium	$708,156	$569,736
Net premium earned	$456,931	$335,958
Investment income	$10,679	$9,212
Net realized gains	$547	$827
Total revenues	$487,117	$357,569
Losses and loss adjustment expenses	$298,353	$183,108
Total expenses	$480,214	$316,003
Consolidated net income	$5,698	$27,358

Net income per diluted share	$0.26	$1.28

Combined ratio (1)	104.9%	94.0%
Return on average equity, trailing twelve months	2.4%	12.4%

Policies in-force	451,155	347,015
(1) Combined ratio is the sum of the loss ratio, net and the expense ratio, net.

($ in thousands, except per share and ratios)	December 31, 2016	December 31, 2015	% Change

Investment and Cash holdings	$679,335	$537,500	26.4%

Book value per share	$11.15	$11.11	0.4%

UNITED INSURANCE HOLDINGS CORP.

CONSOLIDATED NET INCOME

	Year Ended December 31,
	2016	2015	2014
REVENUE:
Gross premiums written	$708,156	$569,736	$436,753
Increase in gross unearned premiums	(41,327)	(65,521)	(36,058)
Gross premiums earned	666,829	504,215	400,695
Ceded premiums earned	(209,898)	(168,257)	(135,845)
Net premiums earned	456,931	335,958	264,850
Net investment income	10,679	9,212	6,795
Net realized gains (losses)	547	827	(20)
Other revenue	18,960	11,572	8,605
Total revenue	487,117	357,569	280,230
EXPENSES:
Losses and loss adjustment expenses	298,353	183,108	118,077
Policy acquisition costs	117,658	87,401	65,657
Operating expenses	20,524	15,316	11,746
General and administrative expenses	42,956	29,852	20,007
Interest expense	723	326	410
Total expenses	480,214	316,003	215,897
Income before other income	6,903	41,566	64,333
Other income	100	294	77
Income before income taxes	7,003	41,860	64,410
Provision for income taxes	1,305	14,502	23,397
Net income	$5,698	$27,358	$41,013
Net income per diluted share	$0.26	$1.28	$2.05
Book value per share	$11.15	$11.11	$9.75
Return on average equity, trailing twelve months	2.4%	12.4%	27.2%
Loss ratio, net[1]	65.3%	54.5%	44.6%
Expense ratio, net[2]	39.6%	39.5%	36.8%
Combined ratio (CR)[3]	104.9%	94.0%	81.4%
Effect of current year catastrophe losses on CR	12.2%	8.5%	0.3%
Effect of prior year development on CR	3.7%	(0.7)%	(1.5)%
Underlying combined ratio[4]	89.0%	86.2%	82.6%
1 Loss ratio, net is calculated as losses and loss adjustment expenses relative to net premiums earned.
2 Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned.
3 Combined ratio is the sum of the loss ratio, net and the expense ratio, net.
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

UNITED INSURANCE HOLDINGS CORP.

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

RECENT ACCOUNTING STANDARDS

Please refer to Note 2(r) in our Notes to Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

•	reserves for unpaid losses,

•	fair value of investments,

•	investment portfolio impairments, and

•	goodwill.

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

As discussed in Note 10 in our Notes to Consolidated Financial Statements, we determine our ultimate losses by using multiple actuarial methods to determine an actuarial estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the actuarial estimate is influenced by the analysis of our historical loss and claims experience since inception. For each accident year, we estimate the ultimate incurred losses for both reported and unreported claims. In establishing this estimate, we reviewed the results of various actuarial methods discussed in Note 10 in our Notes to Consolidated Financial Statements.

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

UNITED INSURANCE HOLDINGS CORP.

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

UNITED INSURANCE HOLDINGS CORP.

Measurement of Goodwill and Related Impairment

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We test goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test and goodwill is impaired when it is determined that carrying value of a reporting unit is in excess of the fair value of that reporting unit. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.

As discussed in Note 2 in our Notes to Consolidated Financial Statements, the qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment and perform a two-step quantitative impairment test.

ANALYSIS OF FINANCIAL CONDITION - DECEMBER 31, 2016 COMPARED TO DECEMBER 31, 2015

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes.

Investments

With respect to our investments, we primarily attempt to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that we believe represent the most attractive relative value, and we maintain a moderate equity exposure. We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance affiliates can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities.

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

Our cash, cash equivalents and investment portfolios totaled $679,335,000 at December 31, 2016 compared to $537,500,000 at December 31, 2015. The increase is a result of the addition of the IIC portfolio during 2016.

The following table summarizes our investments, by type:

UNITED INSURANCE HOLDINGS CORP.

	December 31, 2016		December 31, 2015
	Fair Value	Percent of Total	Fair Value	Percent of Total
U.S. government and agency securities	$149,952	22.1%	$81,647	15.2%
Foreign governments	2,061	0.3%	2,075	0.4%
States, municipalities and political subdivisions	169,112	24.9%	155,905	29.0%
Public utilities	7,730	1.1%	8,493	1.6%
Corporate securities	164,536	24.2%	146,758	27.2%
Redeemable preferred stocks	1,125	0.2%	1,820	0.3%
Total fixed maturities	494,516	72.8%	396,698	73.7%
Mutual fund	—	—%	26,343	4.9%
Public utilities	1,507	0.2%	1,352	0.3%
Common stocks	24,048	3.6%	20,694	3.9%
Nonredeemable preferred stocks	2,843	0.4%	2,417	0.4%
Total equity securities	28,398	4.2%	50,806	9.5%
Other long-term investments	5,733	0.8%	5,210	1.0%
Total investments	$528,647	77.8%	$452,714	84.2%
Cash and cash equivalents	$150,688	22.2%	$84,786	15.8%
Total cash, cash equivalents and investments	$679,335	100.0%	$537,500	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2016 and 2015 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At December 31, 2016, approximately 90% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 10% were corporate bonds rated “BBB” or “BB”.

At December 31, 2016, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $236,000; approximately $26,000 of the total related to one fixed maturity security, while twenty-four equity securities reflected unrealized losses of $210,000. We currently have no plans to sell these twenty-five securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record impairment charges at December 31, 2016. Similarly, we did not record impairment charges at December 31, 2015.

Reinsurance Payable

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain primarily liable for the entire insured loss under the policies we write.

During the second quarter of 2016, we placed our reinsurance program for the 2016 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $1,515,197,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements were effective as of June 1, 2016, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. Effective January 1, 2017, we placed a reinsurance agreement to provide coverage against accumulated losses from specified catastrophe events, that will expire on December 31, 2017.

See Note 9 in our Notes to Consolidated Financial Statements for additional information regarding our reinsurance program.

UNITED INSURANCE HOLDINGS CORP.

Unpaid Losses and Loss Adjustments

We generally use the term "loss(es)" to collectively refer to both loss and loss adjusting expenses. We establish reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future, including provisions for claims that have been reported but are unpaid at the balance sheet date and for obligations on claims that have been incurred but not reported at the balance sheet date. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration costs of our insured claims incurred and unpaid.

Unpaid losses and loss adjustment expenses totaled $140,855,000 and $76,792,000 as of December 31, 2016 and December 31, 2015, respectively.

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

See Note 10 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our losses and loss adjustments.

RESULTS OF OPERATIONS - 2016 COMPARED TO 2015

Revenues

Net income for the year ended December 31, 2016 was $5,698,000, or $0.26 per diluted share, compared to $27,358,000, or $1.28 per diluted share for the year ended December 31, 2015. The decrease in net income was primarily due to increases in loss and loss adjustment expenses during 2016 as compared to 2015.

Our total gross written premium increased by $138,420,000, or 24.3%, to $708,156,000 for the year ended December 31, 2016 from $569,736,000 for the year ended December 31, 2015, primarily due to the strong organic growth in new and renewal business generated in our Gulf and Northeast regions. Increases in direct written premium of over $159,335,000 were partially offset by reductions in assumed premium as we sharply curtailed our takeout activity in 2016 compared to the prior year. The breakdown of the year-over-year changes in both direct written and assumed premiums by region is shown in the table below.

Direct and Assumed Written Premium By Region (1)	2016	2015	Change
Florida	$336,591	$314,588	$22,003
Gulf	160,520	91,303	69,217
Northeast	123,964	73,128	50,836
Southeast	87,176	69,897	17,279
Total direct written premium	$708,251	$548,916	$159,335
Assumed premium (2)	(95)	20,820	(20,915)
Total gross written premium	$708,156	$569,736	$138,420
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas, Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island, and Southeast includes Georgia, North Carolina and South Carolina.
(2) Assumed premiums written includes $1,610,000 of homeowners premium assumed from Maidstone Insurance Company in conjunction with the IIC acquisition in 2016, as well as premiums assumed from Citizens Property insurance Corporation (Citizens) in 2015 and 2016 as well as the Texas Windstorm Insurance Association in 2016.

UNITED INSURANCE HOLDINGS CORP.

New and Renewal Policies* By Region (1)	2016	2015	Change
Florida	192,921	175,284	17,637
Gulf	105,334	58,752	46,582
Northeast	89,512	54,172	35,340
Southeast	69,018	52,522	16,496
Total	456,785	340,730	116,055
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

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the year ended December 31, 2016 increased $164,211,000, or 52.0%, to $480,214,000 for the year ended December 31, 2016 from $316,003,000 for the same period in 2015, primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss and combined ratios is shown below.

	Year Ended December 31,
	2016	2015	Change
Net Loss and LAE	$298,353	$183,108	$115,245
% of Gross earned premiums	44.7%	36.3%	8.4	pts
% of Net earned premiums	65.3%	54.5%	10.8	pts
Less:
Current year catastrophe losses	$55,842	$28,565	$27,277
Prior year reserve development	16,988	(2,368)	19,356
Underlying loss and LAE*	$225,523	$156,911	$68,612
% of Gross earned premiums	33.8%	31.1%	2.7	pts
% of Net earned premiums	49.4%	46.7%	2.7	pts

Policy acquisition costs	$117,658	$87,401	$30,257
Operating and underwriting	20,524	15,316	5,208
General and administrative	42,956	29,852	13,104
Total Operating Expenses	$181,138	$132,569	$48,569
% of Gross earned premiums	27.2%	26.3%	0.9	pts
% of Net earned premiums	39.6%	39.5%	0.1	pts

Interest Expense	$723	$326	$397
Total Expenses	$480,214	$316,003	$164,211

Combined Ratio - as % of gross earned premiums	71.9%	62.6%	9.3	pts
Underlying Combined Ratio - as % of gross earned premiums*	61.0%	57.4%	3.6	pts

Combined Ratio - as % of net earned premiums	104.9%	94.0%	10.9	pts
Underlying Combined Ratio - as % of net earned premiums*	89.0%	86.2%	2.8	pts

*
Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" in Part II, Item 7 of this document.

Loss and LAE increased $115,245,000, or 62.9%, to $298,353,000 for the year ended December 31, 2016 from $183,108,000 for the year ended December 31, 2015. Loss and LAE expense as a percentage of net earned premiums increased 10.8 points to 65.3% for the year, compared to 54.5% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year was 33.8%, an increase of 2.7 points from 31.1% during 2015, due primarily to an increase in fire and weather related losses as well as lower average premiums. Retained catastrophe losses of $55,842,000 during 2016 included losses from spring storms in Florida and Texas, the August Louisiana storms, Hurricane Hermine, Tropical Storm Colin, Hurricane Matthew, and certain other losses not covered by our reinsurance programs. Prior year loss reserve development of $16,988,000 for the year was driven primarily by non-catastrophe claims in Florida for accident year 2015.

Policy acquisition costs increased $30,257,000, or 34.6%, to $117,658,000 for the year ended December 31, 2016 from $87,401,000 for the year ended December 31, 2015. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

UNITED INSURANCE HOLDINGS CORP.

Operating expenses increased by $5,208,000, or 34.0%, to $20,524,000 for the year ended December 31, 2016 from $15,316,000 for the year ended December 31, 2015, primarily due to increased costs related to our ongoing growth and continuing expansion into new states.

General and administrative expenses increased $13,104,000, or 43.9%, to $42,956,000 for the year ended December 31, 2016 from $29,852,000 for the year ended December 31, 2015, primarily due to increases in personnel costs related to our continued growth and higher depreciation and amortization costs resulting from the acquisition of IIC during the second quarter of 2016.

We experienced unfavorable reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

	Historical Reserve Development
($ in thousands, except ratios)	2012	2013	2014	2015	2016
Prior year reserve development (unfavorable)	$(670)	$(4,078)	$4,037	$2,368	$(16,988)
Development as a % of earnings before interest and taxes	4.3%	11.7%	6.2%	5.7%	219.9%
Consolidated net loss ratio (LR)	47.9%	50.0%	44.6%	54.5%	65.3%
Prior year reserve unfavorable (favorable) development on LR	0.6%	2.1%	(1.5)%	(0.7)%	3.7%
Current year catastrophe losses on LR	3.0%	1.8%	0.3%	8.5%	12.2%
Underlying net loss ratio*	44.3%	46.1%	45.8%	46.7%	49.4%
* Underlying Net Loss Ratio is a non-GAAP measure and is reconciled above to the Consolidated Net Loss Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" Part II Item 7 of this document.

Overall our attritional loss experience by accident year excluding catastrophes has been trending upwards for the last two accident years due to lower premiums per unit of exposure resulting from our growth outside of Florida and higher overall frequency and severity of water-related losses.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2015 COMPARED TO 2014

Revenues

Net Income for the year ended December 31, 2015 was $27,358,000, compared to $41,013,000 for the twelve months ended December 31, 2014. The decrease in net income was primarily driven by an increase in losses and loss adjustment expense (LAE) resulting from multiple current year catastrophe events totaling $28,565,000. Our gross written premium increased by $132,983,000, or 30.4%, to $569,736,000 primarily due to strong organic growth in new and renewal business outside of Florida. The breakdown of the year-over-year growth in total gross written premiums broken down by region and direct versus assumed is shown in the following table:

Direct and Assumed Written Premium By Region (1)	2015	2014	Change
Florida	$314,588	$304,604	$9,984
Gulf	91,303	13,034	78,269
Northeast	73,128	53,348	19,780
Southeast	69,897	46,783	23,114
Total direct written premium	$548,916	$417,769	$131,147
Assumed premium (2)	20,820	18,984	1,836
Total gross written premium	$569,736	$436,753	$132,983
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas, Northeast includes Massachusetts, New Jersey, New York and Rhode Island, and Southeast includes Georgia, North Carolina and South Carolina.
(2) All assumed premiums shown above are from policy assumptions from Citizens that are written in Florida and are shown net of opt-outs.

New and Renewal Policies* By Region (1)	2015	2014	Change
Florida	175,284	168,668	6,616
Gulf	58,752	9,865	48,887
Northeast	54,172	39,816	14,356
Southeast	52,522	32,392	20,130
Total	340,730	250,741	89,989
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas, Northeast includes Massachusetts, New Jersey, and Rhode Island, and Southeast includes Georgia, North Carolina and South Carolina.
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

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the twelve months ended December 31, 2015 increased $100,106,000, or 46.4%, to $316,003,000 for the year ended December 31, 2015 from $215,897,000 for the same period in 2014, primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss and combined ratios is shown below:

	Year Ended December 31,
	2015	2014	Change
Net Loss and LAE	$183,108	$118,077	$65,031
% of Gross earned premiums	36.3%	29.5%	6.8pts
% of Net earned premiums	54.5%	44.6%	9.9pts
Less:
Current year catastrophe losses	$28,565	$829	$27,736
Prior year reserve development	(2,368)	(4,037)	1,669
Underlying loss and LAE*	$156,911	$121,285	$35,626
% of Gross earned premiums	31.1%	30.3%	0.8pts
% of Net earned premiums	46.7%	45.8%	0.9pts
Policy acquisition costs	$87,401	$65,657	$21,744
Operating and underwriting	15,316	11,746	3,570
General and administrative	29,852	20,007	9,845
Total Operating Expenses	$132,569	$97,410	$35,159
% of Gross earned premiums	26.3%	24.3%	2.0pts
% of Net earned premiums	39.5%	36.8%	2.7pts
Interest Expense	$326	$410	$(84)
Total Expenses	$316,003	$215,897	$100,106

Combined Ratio - as % of gross earned premiums	62.6%	53.8%	8.8pts
Underlying Combined Ratio - as % of gross earned premiums*	57.4%	54.6%	2.8pts

Combined Ratio - as % of net earned premiums	94.0%	81.4%	12.6pts
Underlying Combined Ratio - as % of net earned premiums*	86.2%	82.6%	3.6pts

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

As a holding company, we do not conduct any business operations of our own and as a result, we rely on cash dividends or intercompany loans from our management affiliates to pay our general and administrative expenses. Insurance regulatory authorities in the states in which we operate heavily regulate our insurance affiliates, including restricting any dividends paid by our insurance affiliates and requiring approval of any management fees our insurance affiliates pay to our management affiliates for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. In accordance with Florida law, UPC may pay dividends or make distributions out of that part of its statutory surplus derived from its net operating profit and its net realized capital gains. Under the insurance regulatory laws of Hawaii, FSIC may pay dividends or make distributions out of its statutory surplus or net income less realized capital gains. In accordance with New York state law, IIC may pay dividends or make distributions out of its statutory surplus not to exceed 10% of the insurer's surplus or adjusted net investment income. See Part II Item 5 for additional information regarding the limitations on dividend payments by our insurance affiliates. The risk-based capital guidelines published by the National Association of Insurance Commissioners may further restrict the ability of our insurance affiliates to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as regards policyholders to fall below minimum risk-based capital guidelines. Most states, including Florida, Hawaii and New York, have adopted the NAIC requirements, and insurers having less surplus as regards policyholders than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require us to cease operations in the event we fail to maintain the statutory surplus required in our insurance affiliates.

Our non-insurance company subsidiaries may pay us dividends from any positive net cash flows that they generate. Our management affiliates pay us dividends primarily using cash from the collection of management fees from our insurance affiliates, pursuant to the management agreements in effect between those entities.

On April 29, 2016, we acquired all of the outstanding common stock of IIC for $60,471,000. We paid $48,450,000 in cash at closing and issued an $8,550,000 promissory note to the Seller, which will mature 18 months from the acquisition date and bear interest at an annual rate of 6%. Please refer to Note 11 in the Notes to Consolidated Financial Statements for a discussion on the additional terms associated with this note. The purchase price also consisted of an accrued liability of $3,471,000 which was paid during July 2016.

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to Branch Banking &Trust (BB&T) with the intent to use the funds to purchase, renovate, furnish and equip our home office. The note bears interest at 1.65% in excess of the one month LIBOR. The interest rate resets monthly and was 2.44% at December 31, 2016. Please refer to Note 11 in the Notes to Consolidated Financial Statements for a discussion on the additional terms associated with this note.

On December 5, 2016, we issued $30,000,000 of senior notes to private investors. The notes bear interest at 5.75% in excess of the three month LIBOR. The notes will mature ten years after the issue date, have no scheduled amortization, and may be redeemed at par value any time without a pre-payment penalty. Please refer to Note 11 in the Notes to Consolidated Financial Statements for a discussion on the additional terms associated with these notes.

During the first quarter of 2016 we contributed $5,000,000 of capital to FSIC, during the second quarter of 2016 we contributed $6,000,000 of capital to UPC Re, and during the fourth quarter of 2016 we contributed $30,000,000 of capital to UPC. We will continue to contribute capital as required to fund the growing operations of our insurance affiliates. We did not contribute any capital to our insurance affiliates during 2015; however, we contributed $30,845,000 of capital during 2014.

Operating Activities

During the year ended December 31, 2016, our operations generated cash of $65,747,000, compared to generating $98,319,000 of cash during the same period in 2015. The $32,572,000 year over year decrease in operating cash was primarily driven by a $107,163,000 increase in claims payments as a result of the increase in exposures and payments on claims from current and prior accident years and an increase in reinsurance payments of $62,568,000 because we purchased more reinsurance coverage under our 2016-2017 contracts than we purchased under our 2015-2016 contracts. Operating expenses and agents' commission payments increased $29,381,000 and $22,727,000, respectively, due to our continuing growth. Partially

UNITED INSURANCE HOLDINGS CORP.

offsetting these increases in cash outflows was the increase in cash inflows related to an increase in premiums collected of $173,688,000. In addition, we paid $7,194,000 of income taxes during the year ended December 31, 2016 compared to paying $13,223,000 of income taxes for the same period in 2015.

Investing Activities

During the year ended December 31, 2016, our investing activities used $49,757,000 of cash compared to using $67,015,000 of cash in 2015. The $17,258,000 year over year decrease in investing cash used was primarily a result of fewer investments purchased during the year ended December 31, 2016 compared to the same period in 2015. In addition, our investments in property and equipment decreased $7,767,000 primarily due to the renovation of our new headquarters which occurred in 2015. Partially offsetting the decrease in investing cash used in 2016 was $32,896,000 of cash used in the acquisition of IIC, while in 2015 the acquisition of FSH provided $14,467,000 of cash.

See Note 3 in our Notes to Consolidated Financial Statements for a table that summarizes our fixed maturities at December 31, 2016, by contractual maturity periods.

Financing Activities

During the year ended December 31, 2016, our financing activities provided cash of $49,912,000 compared to using $(7,909,000) of cash in 2015. The increase in cash provided by financing activity primarily relates to the $35,200,000 in net proceeds from borrowings generated during 2016, while no such borrowings proceeds were generated during 2015. See Note 11 in our Notes to Consolidated Financial statements for additional information on the borrowings. In addition, repayments of borrowings decreased $2,043,000 because we paid off the outstanding loan payable balance acquired in the FSH transaction during the first quarter of 2015, while no such repayment occurred in 2016.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2016, we had no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at December 31, 2016:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Leases (1)	$553	$182	$223	$148	$—
Service agreements (2)	16,613	4,025	5,949	4,567	2,072
Long-term debt (3)	54,175	9,969	2,945	2,947	38,314
Employment agreements (4)	188	188	—	—	—
Unpaid loss and loss adjustment expenses (5)	140,855	86,859	38,938	11,808	3,250
Total	$212,384	$101,223	$48,055	$19,470	$43,636

(1)	Represents operating and capital leases for our insurance subsidiaries.
(2) Represents agreements entered into to purchase goods and services in the normal course of business.

(3)
Represents principal payments over the life of the SBA Note debt. Also includes a note payable for $8,550,000 which we are obligated to pay as consideration for the IIC transaction, a $5,200,000 term note payable to BB&T, and $30,000,000 senior notes payable. See Note 11 in our Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

(4)	Represents base salary for the unfulfilled portion of the original employment agreements with certain executive officers.

(5)
As of December 31, 2016, UPC, FSIC, and IIC had unpaid loss and loss adjustment expenses (LAE) of $140,855,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last 17 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a

UNITED INSURANCE HOLDINGS CORP.

reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

RELATED PARTY TRANSACTIONS

See Note 16 in our Notes to Consolidated Financial Statements for a discussion of our related party transactions.

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

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturities at December 31, 2016:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
300 basis point increase	$439,257	$(55,259)	(11.2)%
200 basis point increase	$457,677	$(36,839)	(7.4)%
100 basis point increase	$476,096	$(18,420)	(3.7)%
Fair value	$494,516	$—	—%
100 basis point decrease	$512,913	$18,397	3.7%
200 basis point decrease	$529,433	$34,917	7.1%
300 basis point decrease	$536,625	$42,109	8.5%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-maturity investments, and should not be indicative of future results. Based on our analysis, a 300 basis point decrease or increase in interest rates from the December 31, 2016 period end rates would not have a material impact on our results of operations or cash flows.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

UNITED INSURANCE HOLDINGS CORP.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2016:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$58,500	11.7%	$58,070	11.7%
AA+, AA, AA-	286,161	57.5	283,622	57.4
A+, A, A-	102,851	20.7	102,561	20.7
BBB+, BBB, BBB-	49,601	10.0	49,758	10.1
BB+, BB, BB-	503	0.1	505	0.1
Total	$497,616	100.0%	$494,516	100.0%

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2016 consists of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2016:

		% of Total
Stocks by Sector	Fair Value	Fair Value
Consumer, Non-cyclical	$7,878	27.7%
Industrial	5,182	18.3
Financial	4,319	15.2
Consumer, Cyclical	2,916	10.3
Technology	2,857	10.1
Utilities	2,707	9.5
Communications	948	3.3
Basic Materials	799	2.8
Energy	792	2.8
Total	$28,398	100.0%

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
United Insurance Holdings Corp.

We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016, and the financial statement schedules of United Insurance Holdings Corp. listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Insurance Holdings Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Insurance Holdings Corp. and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of United Insurance Holdings Corp’s internal control over financial reporting.

/s/ RSM US LLP

Omaha, Nebraska
March 15, 2017

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $497,616 and $396,415, respectively)	$494,516	$396,698
Equity securities (adjusted cost of $24,074 and $48,679, respectively)	28,398	50,806
Other investments (amortized cost of $5,493 and $4,980, respectively)	5,733	5,210
Total investments	528,647	452,714
Cash and cash equivalents	150,688	84,786
Accrued investment income	3,735	2,915
Property and equipment, net	17,860	17,135
Premiums receivable, net	38,883	41,170
Reinsurance recoverable on paid and unpaid losses	24,028	2,961
Prepaid reinsurance premiums	132,564	79,399
Goodwill	14,254	3,413
Deferred policy acquisition costs	65,473	46,732
Other assets	23,554	8,796
Total assets	$999,686	$740,021
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$140,855	$76,792
Unearned premiums	372,223	304,653
Reinsurance payable	99,891	64,542
Other liabilities	91,215	42,470
Notes payable, net	54,175	12,353
Total liabilities	758,359	500,810
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,858,697 and 21,736,431 issued; 21,646,614 and 21,524,348 outstanding, respectively	2	2
Additional paid-in capital	99,353	97,163
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	822	1,620
Retained earnings	141,581	140,857
Total Stockholders' Equity	241,327	239,211
Total Liabilities and Stockholders' Equity	$999,686	$740,021

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
REVENUE:
Gross premiums written	$708,156	$569,736	$436,753
Increase in gross unearned premiums	(41,327)	(65,521)	(36,058)
Gross premiums earned	666,829	504,215	400,695
Ceded premiums earned	(209,898)	(168,257)	(135,845)
Net premiums earned	456,931	335,958	264,850
Investment income	10,679	9,212	6,795
Net realized gains (losses)	547	827	(20)
Other revenue	18,960	11,572	8,605
Total revenue	487,117	357,569	280,230
EXPENSES:
Losses and loss adjustment expenses	298,353	183,108	118,077
Policy acquisition costs	117,658	87,401	65,657
Operating expenses	20,524	15,316	11,746
General and administrative expenses	42,956	29,852	20,007
Interest expense	723	326	410
Total expenses	480,214	316,003	215,897
Income before other income	6,903	41,566	64,333
Other income	100	294	77
Income before income taxes	7,003	41,860	64,410
Provision for income taxes	1,305	14,502	23,397
Net income	$5,698	$27,358	$41,013
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on investments	(629)	(3,070)	6,367
Reclassification adjustment for net realized investment (gains) losses	(547)	(827)	20
Income tax benefit (expense) related to items of other comprehensive income	378	1,506	(2,468)
Total comprehensive income	$4,900	$24,967	$44,932

Weighted average shares outstanding
Basic	21,417,486	21,218,233	19,933,652
Diluted	21,614,443	21,452,540	20,045,907

Earnings per share
Basic	$0.27	$1.29	$2.06
Diluted	$0.26	$1.28	$2.05

Dividends declared per share	$0.23	$0.20	$0.16

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders' Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock
	Shares	Amount
December 31, 2013	16,209,315	$2	$27,800	$(431)	$92	$80,124	$107,587
Net income	—	—	—	—	—	41,013	41,013
Other comprehensive income	—	—	—	—	3,919	—	3,919
Restricted stock award	95,099	—	539	—	—	—	539
Issuance of common stock, net of costs	4,600,000	—	54,041	—	—	—	54,041
Cash dividends on common stock	—	—	—	—	—	(3,336)	(3,336)
December 31, 2014	20,904,414	2	82,380	(431)	4,011	117,801	203,763
Net income	—	—	—	—	—	27,358	27,358
Other comprehensive income	—	—	—	—	(2,391)	—	(2,391)
Restricted stock award	116,077	—	1,789	—	—	—	1,789
Issuance of common stock, net of costs	503,857	—	12,994	—	—	—	12,994
Cash dividends on common stock	—	—	—	—	—	(4,302)	(4,302)
December 31, 2015	21,524,348	2	97,163	(431)	1,620	140,857	239,211
Net income	—	—	—	—	—	5,698	5,698
Other comprehensive income	—	—	—	—	(798)	—	(798)
Restricted stock award	89,323	—	1,677	—	—	—	1,677
Issuance of common stock	32,943	—	513	—	—	—	513
Cash dividends on common stock	—	—	—	—	—	(4,974)	(4,974)
December 31, 2016	21,646,614	$2	$99,353	$(431)	$822	$141,581	$241,327

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$5,698	$27,358	$41,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,713	3,328	801
Bond amortization and accretion	3,677	1,997	1,522
Net realized (gains) losses	(547)	(827)	20
Provision for uncollectible premiums	64	272	73
Deferred income taxes, net	2,210	2,305	(1,181)
Stock based compensation	1,947	1,974	649
Changes in operating assets and liabilities:
Accrued investment income	(172)	(676)	(487)
Premiums receivable	5,409	(8,577)	(5,366)
Reinsurance recoverable on paid and unpaid losses	(18,459)	(893)	358
Prepaid reinsurance premiums	(53,165)	(15,572)	(8,559)
Deferred policy acquisition costs, net	(18,741)	(14,807)	(6,739)
Other assets	(11,006)	(3,897)	(1,493)
Unpaid losses and loss adjustment expenses	39,096	19,966	6,985
Unearned premiums	41,327	65,521	36,058
Reinsurance payable	36,391	18,290	5,771
Other liabilities	20,305	2,557	(507)
Net cash provided by operating activities	65,747	98,319	68,918
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	187,522	199,575	219,893
Purchases of investments available for sale	(201,234)	(270,141)	(305,013)
Proceeds from acquisition	—	14,467	—
Purchase of subsidiary, net of cash acquired	(32,896)	—	—
Cost of property, equipment and capitalized software acquired	(3,149)	(10,916)	(6,346)
Net cash used in investing activities	(49,757)	(67,015)	(91,466)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(270)	(185)	(110)
Repayments of borrowings	(1,379)	(3,422)	(1,177)
Proceeds from borrowings	35,200	—	—
Payments of debt issuance costs	(596)	—	—
Dividends	(4,974)	(4,302)	(3,336)
Bank overdrafts	21,931	—	(367)
Proceeds from issuance of common stock, net of costs	—	—	54,041
Net cash provided by (used in) financing activities	49,912	(7,909)	49,051
Increase in cash	65,902	23,395	26,503
Cash and cash equivalents at beginning of period	84,786	61,391	34,888
Cash and cash equivalents at end of period	$150,688	$84,786	$61,391
Supplemental Cash Flows Information
Interest paid	$285	$296	$389
Income taxes paid	$7,194	$13,223	$27,901
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and three wholly owned insurance subsidiaries. Our primary insurance subsidiary is UPC, which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include UIM, the managing general agent that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC (our claims adjusting affiliate) that provides services to our insurance affiliates; and UPC Re (our reinsurance affiliate) that provides a portion of the reinsurance protection purchased by our insurance affiliates. On February 3, 2015, we acquired FSH and its two wholly owned subsidiaries, FSIC and FSU via merger. On April 29, 2016, we acquired IIC via merger. See Note 4 in our Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

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

(b)Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). While preparing our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, reinsurance recoverable, deferred policy acquisition costs, investments and goodwill. Except for the captions on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

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

(c)Fair Value

See Note 3 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2016.

(d)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $144,000 and $132,000 at December 31, 2016 and 2015, respectively.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

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

(f)Debt Issuance Costs

We record our debt issuance costs associated with a recognized debt liability as a direct deduction from the carrying amount of the corresponding debt liability. These costs are then amortized over the life of the liability using the effective interest method.

(g)Long-lived Assets

i)Property and Equipment

We record our property and equipment, at cost less accumulated depreciation and amortization. We use the straight-line method of calculating depreciation over the estimated useful lives of the assets. We periodically review estimated useful lives and, where appropriate, we make changes prospectively. We charge maintenance and repair costs to expense as incurred.

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software. We expect to amortize the capitalized software costs related to our new data warehouse over its expected seven year useful life. We amortize the costs related to our new policy administration and claims processing systems over their expected seven-year useful lives.

See Note 7 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software, including our properties, that were purchased during 2016 and 2015.

iii)Impairment of Long-lived Assets

We annually review our long-lived assets, including intangible assets, to determine if their carrying amounts are recoverable. If the non-discounted future cash flows expected to result from the use and eventual disposition of the assets are less than their carrying amounts, we reduce their carrying amounts to fair value and recognize an impairment loss.

(h)Unpaid Losses and Loss Adjustment Expenses

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

(i)Managing General Agent Fees and Policy Fees

Our policy fees consist of the managing general agent fee and a pay-plan fee. Regulatory authorities in Florida, Georgia, Louisiana, New Jersey and Rhode Island allow managing general agents to charge policyholders a $25 fee on each policy

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

written. The regulatory authority in Hawaii allows managing general agents to charge policyholders a $50 fee on each policy written, while the regulatory authority in Texas allows managing general agents to charge policyholders a $25 or $75 fee, depending on the type of policy issued. Regulatory authorities in Massachusetts and Texas also allow managing general agents to charge a $25 inspection fee and regulatory authorities in Louisiana allow managing general agents to charge up to a $125 inspection fee, depending on the type of homeowner policy issued. We defer such fees as unearned revenue and then include them in income on a pro rata basis over the term of the underlying policies. We record our pay-plan fees, which we charge to all policyholders that pay their premium in more than one installment, as income when collected. We report all policy-related fees in other revenue on our Consolidated Statements of Comprehensive Income.

(j)Reinsurance

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no bad debt expense related to reinsurance during the years ended December 31, 2016, 2015 or 2014.

(k)Assessments

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

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2016, we received an assessment for $415,000 from the North Carolina Joint Underwriting Association related to Hurricane Matthew. We did not receive any additional significant assessments from regulatory authorities in the states in which our insurance affiliates operate.

(l)Income Taxes

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

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

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2016, 2015 or 2014.

(m)Advertising Costs

We expense all advertising costs when we incur those costs. For the years ended December 31, 2016, 2015 and 2014, we incurred advertising costs of $907,000, $2,630,000, and $1,819,000, respectively.

(n)Earnings Per Share

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

(o)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies

•	a geographic concentration resulting from the fact that, though we now operate in twelve states, we still write approximately 47% of our gross written premium in Florida

•
a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions

•	a concentration of credit risk with regard to our cash, because we choose to deposit all our cash at six financial institutions

We mitigate our geographic and group concentrations of risk by entering into reinsurance contracts with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to our cash balances held at financial institutions, we had $159,288,000 and $72,405,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2016 and 2015, respectively. The $86,883,000 increase in excess of FDIC insurance limits is the result of holding more cash and at the end of 2016 than we did in 2015.

(p)Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. We attribute all goodwill associated with the acquisition of FSIC and IIC to one reporting unit.

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting unit to its carrying value. We test goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for our reporting unit and perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, we may use a market multiple valuation approach and a discounted cash flow valuation approach.

The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, control premium, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.

When testing goodwill for impairment, we also considers our market capitalization in relation to the aggregate estimated fair value of our reporting unit. We apply significant judgment when determining the estimated fair value of our reporting unit and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting unit.

The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting unit could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

For the 2016 annual goodwill impairment test, we utilized the qualitative assessment and determined it was not more likely than not that the fair value of the reporting unit tested using the qualitative assessment was less than its carrying amount and, therefore no further testing was needed for the reporting unit. We determined that the fair values of the reporting unit was in excess of the carrying value and, therefore goodwill was not impaired.

(q)Intangible Assets

Identifiable intangible assets that are amortized generally represent the cost of client relationships, trade names and agency agreements acquired. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required. We periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license acquired exceeds its fair value, an impairment loss is recognized equal to that excess. For 2016, we determined that the fair values of the intangible assets were not impaired.

(r)Accounting Pronouncements

Adopted Policies
In May 2015, the FASB issued Accounting Standards Update No. 2015-09, which requires expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity's significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses. The disclosures include information about incurred and paid claims development by accident years, on a net basis after reinsurance, for the number of years' claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, the incidence of claims including the methodology used to determine the incidence of claims, and claim duration. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively. The new guidance affects disclosures only and therefore, the adoption as of December 31, 2016 had no impact on the Company's results of operations or financial position.

Pending Policies
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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). This updated is intended to replace existing lease guidance by requiring a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated least liability. Short-term leases of 12 months or less are excluded from this amendment. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This update substantially revises standards for the recognition, measurement and presentation of financial instruments. This standard revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2016 and 2015:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
U.S. government and agency securities	$151,656	$189	$1,893	$149,952
Foreign governments	2,031	30	—	2,061
States, municipalities and political subdivisions	170,636	1,027	2,551	169,112
Public utilities	7,687	116	73	7,730
Corporate securities	164,424	1,238	1,126	164,536
Redeemable preferred stocks	1,182	5	62	1,125
Total fixed maturities	497,616	2,605	5,705	494,516
Public utilities	1,343	164	—	1,507
Other common stocks	19,815	4,552	319	24,048
Nonredeemable preferred stocks	2,916	10	83	2,843
Total equity securities	24,074	4,726	402	28,398
Other investments	5,493	267	27	5,733
Total investments	$527,183	$7,598	$6,134	$528,647

December 31, 2015
U.S. government and agency securities	$81,973	$148	$474	$81,647
Foreign government	2,038	37	—	2,075
States, municipalities and political subdivisions	154,004	2,391	490	155,905
Public utilities	8,398	128	33	8,493
Corporate securities	148,170	880	2,292	146,758
Redeemable preferred stocks	1,832	37	49	1,820
Total fixed maturities	396,415	3,621	3,338	396,698
Mutual funds	26,357	—	14	26,343
Public utilities	1,342	44	34	1,352
Other common stocks	18,624	2,615	545	20,694
Nonredeemable preferred stocks	2,356	67	6	2,417
Total equity securities	48,679	2,726	599	50,806
Other investments	4,980	230	—	5,210
Total investments	$450,074	$6,577	$3,937	$452,714

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$1,811	$56,484	$727	$87,141	$92	$5,598
Equity securities	64	13,253	1,895	7,790	298	111,325
Total realized gains	1,875	69,737	2,622	94,931	390	116,923
Fixed maturities	(1,136)	24,464	(595)	38,485	(228)	11,389
Equity securities	(192)	37,790	(1,200)	4,172	(182)	1,529
Total realized losses	(1,328)	62,254	(1,795)	42,657	(410)	12,918
Net realized investment gains (losses)	$547	$131,991	$827	$137,588	$(20)	$129,841

The table below summarizes our fixed maturities at year end by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2016
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$36,973	7.4%	$36,974	7.5%
Due after one year through five years	273,784	55.0%	272,822	55.1%
Due after five years through ten years	142,452	28.6%	140,416	28.4%
Due after ten years	44,407	9.0%	44,304	9.0%
Total	$497,616	100.0%	$494,516	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2016	2015	2014
Fixed maturities	$9,170	$8,092	$5,866
Equity securities	996	859	734
Cash and cash equivalents	141	25	9
Other investments	352	222	166
Other assets	20	14	20
Investment income	$10,679	$9,212	$6,795
Investment expenses	(587)	(267)	(312)
Net investment income	$10,092	$8,945	$6,483

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

Portfolio monitoring

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we determine if the loss is temporary or other-than-temporary. If our management decides to sell the security or determines that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, then the security's decline in fair value is considered other-than-temporary and is recorded in earnings.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
December 31, 2016
U.S. government and agency securities	186	$1,893	$111,216	—	$—	$—
States, municipalities and political subdivisions	201	2,551	136,360	—	—	—
Public utilities	8	73	2,222	—	—	—
Corporate securities	215	1,100	88,605	1	26	1,021
Redeemable preferred stocks	7	62	764	—	—	—
Total fixed maturities	617	5,679	339,167	1	26	1,021
Other common stocks	16	140	2,450	17	179	1,732
Nonredeemable preferred stocks	12	52	1,830	7	31	369
Total equity securities	28	192	4,280	24	210	2,101
Other investments	1	27	987	—	—	—
Total	646	$5,898	$344,434	25	$236	$3,122

December 31, 2015
U.S. government and agency securities	73	$265	$44,786	21	$209	$11,250
States, municipalities and political subdivisions	61	463	56,971	5	27	7,620
Public utilities	8	4	1,961	1	29	1,015
Corporate securities	242	2,025	92,429	9	267	10,047
Redeemable preferred stocks	7	49	746	—	—	—
Total fixed maturities	391	2,806	196,893	36	532	29,932
Mutual funds	1	14	26,343	—	—	—
Public utilities	4	34	697	—	—	—
Other common stocks	63	497	6,665	3	48	118
Nonredeemable preferred stocks	19	6	1,161	—	—	—
Total equity securities	87	551	34,866	3	48	118
Total	478	$3,357	$231,759	39	$580	$30,050
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

During the years ended December 31, 2016, 2015 and 2014, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2016 and 2015. Changes in interest rates subsequent to December 31, 2016 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Consolidated Balance Sheets.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2016 and 2015 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T), and our senior notes payable approximate fair value as the interest rates are variable. The carrying amount of our note payable with Interboro, LLC approximates fair value due to the short term nature of the loan.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2016 and December 31, 2015:

December 31, 2016	Total	Level 1	Level 2	Level 3
U.S. government and agency securities	$149,952	$—	$149,952	$—
Foreign governments	2,061	—	2,061	—
States, municipalities and political subdivisions	169,112	—	169,112	—
Public utilities	7,730	—	7,730	—
Corporate securities	164,536	—	164,536	—
Redeemable preferred stocks	1,125	1,125	—	—
Total fixed maturities	494,516	1,125	493,391	—
Public utilities	1,507	1,507	—	—
Other common stocks	24,048	24,048	—	—
Nonredeemable preferred stocks	2,843	2,843	—	—
Total equity securities	28,398	28,398	—	—
Other investments	5,733	300	3,735	1,698
Total investments	$528,647	$29,823	$497,126	$1,698

December 31, 2015
U.S. government and agency securities	$81,647	$—	$81,647	$—
Foreign governments	2,075	—	2,075	—
States, municipalities and political subdivisions	155,905	—	155,905	—
Public utilities	8,493	—	8,493	—
Corporate securities	146,758	—	146,758	—
Redeemable preferred stocks	1,820	1,820	—	—
Total fixed maturities	396,698	1,820	394,878	—
Mutual Funds	26,343	26,343	—	—
Public utilities	1,352	1,352	—	—
Other common stocks	20,694	20,694	—	—
Nonredeemable preferred stocks	2,417	2,417	—	—
Total equity securities	50,806	50,806	—	—
Other investments	5,210	300	3,055	1,855
Total investments	$452,714	$52,926	$397,933	$1,855

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

The table below presents the rollforward of our Level 3 investments held at fair value during the year ended December 31, 2016:

Other Investments
December 31, 2015	$1,855
Transfers in	—
Partnership income	143
Return of capital	(311)
Unrealized gains in accumulated other comprehensive income	11
December 31, 2016	$1,698

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2016, we transferred no investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments and the unobservable inputs are significant to the overall fair value measurement.

For our investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, we obtain the fair values from our investment custodians which use a third-party valuation service. The valuation service calculates prices for our investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve at 3 p.m. (ET) as of quarter end. Since the inputs the valuation service uses in their calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $5,433,000. We have fully funded our investments in DCR VI, DCR VII, and RCH VI; however, we are still obligated to fund an additional $425,000 and $760,000 for our investments in Kayne Anderson Senior Credit Fund II, L.P. (Kayne) and Blackstone Alternative Solutions 2015 Trust (Blackstone), respectively.

The information presented in the table below is as of December 31, 2016.

	Initial Investment	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
DCR Mortgage Partners VI, L.P.	$382	$444	$267	$—	$711
RCH Mortgage Fund VI Investors, LP	1,000	1,014	—	27	987
Total Level 3 limited partnership investments	1,382	1,458	267	27	1,698
Kayne Senior Credit Fund II, L.P.	1,575	1,450	—	—	1,450
DCR Mortgage Partners VII, L.P.	2,000	2,045	—	—	2,045
Blackstone Alternative Solutions 2015 Trust	240	240	—	—	240
Total Level 2 limited partnership investments	3,815	3,735	—	—	3,735
Total limited partnership investments	$5,197	$5,193	$267	$27	$5,433
Other short-term investments	300	300	—	—	300
Total other investments	$5,497	$5,493	$267	$27	$5,733

On December 6, 2016, we entered into a participation agreement with United Capital Funding (UC Funding), that was recorded in other assets, at cost. We invested $1,000,000 in cash with UC Funding which they are utilizing to factor receivables from another company.

On October 20, 2015, we acquired our investment in DCR Mortgage Partners VII, L.P. (DCR VII), a limited partnership, that is currently being accounted for at cost. Our total investment in the partnership is $2,000,000 and we are not required to fund any additional amounts in excess of our initial investment. When the funding for the partnership closes, DCR VII will acquire and manage performing, sub-performing, and non-performing loans secured by income-producing commercial real estate. As the limited partnership was still in the formation phase at December 31, 2016, the cost basis of our investment approximated its fair value.

In October 2015, we started funding our investment in Blackstone. Blackstone is a private placement offered by The Blackstone Group, L.P. (NYSE: BX), a publicly traded investment firm with approximately $336 billion in assets under management. The Blackstone Group is one of the largest independent alternative asset managers in the world providing a broad range of opportunities in four key alternative investment categories: private equity, real estate, credit and hedge funds.

Blackstone is not a fund of funds and will generally participate directly in deals originated by The Blackstone Group during its three-year investment period. All deals will have been evaluated and approved by a Blackstone Group investment committee providing diversified exposure to private market investments across many of The Blackstone Group’s alternative investment strategies. Blackstone invests substantially all of its assets in investments in which other Blackstone Group investment vehicles, managed accounts or other Blackstone Group affiliates participate and also generally parallels the Blackstone Group annual employee investment program.
Our investment in Blackstone is currently being accounted for at cost. Our total investment in the partnership is $240,000. We are obligated to fund an additional amount of $760,000 to reach our initial $1,000,000 commitment. As the limited partnership is still in the formation phase, the cost basis of our investment approximated its fair value at December 31, 2016.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

In December 2014, we began funding our investment in the Kayne Anderson Senior Credit Fund II (KSCF). KSCF is a private placement offered by Kayne Anderson Capital Advisors, L.P., an S.E.C. registered investment advisor with approximately $25 billion in assets under management. KSCF will deploy its assets across a variety of loan types with three to five year maturities in senior secured positions to support acquisitions, growth, add-ons, recapitalizations, restructuring and bridge financing. KSCF’s investment strategies include upstream oil and gas companies, energy infrastructure, specialized real estate, middle market credit, growth private equity and distressed municipal opportunities.

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

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
December 31, 2016
DCR VI	$(56)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

December 31, 2015
DCR VI	$(88)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

4)	ACQUISITION

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and earn-out consideration be recognized at their fair values as of the acquisition date. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined as it the accounting had been competed on the acquisition date.

On April 29, 2016, we completed the acquisition of IIC. The purchase price for IIC consisted of $48,450,000 in cash, $8,550,000 in note payable and an accrued liability for $3,471,000 paid during July 2016. The acquisition of IIC supports the Company's growth strategy and further strengthens the Company's overall position in the property and casualty insurance market in the state of New York.

The purchase price consisted of the following amounts:

Cash	$48,450
Notes payable	8,550
Accrued liability	3,471
Total purchase price	$60,471

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

The operations of IIC are included in our Consolidated Statements of Comprehensive Income effective April 29, 2016. We have one year from the acquisition date to finalize the allocation of the purchase price of IIC. The fair value of the net liabilities assumed, the intangible assets and the related goodwill are preliminary and may be subject to change upon completing the final valuation assessment. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$15,554
Investments	66,527
Premium and agents' receivable	3,186
Reinsurance receivable	1,042
Intangible assets	5,877
Insurance contract asset	8,334
Goodwill	10,841
Other assets	3,980
Unpaid losses and loss adjustment expenses	(24,967)
Unearned premiums	(26,243)
Advanced premiums	(1,472)
Deferred taxes	(109)
Other liabilities	(2,079)
Total purchase price	$60,471

The unaudited pro forma financial information has been prepared as if the IIC acquisition had taken place on January 1, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2015, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
	As	Pro Forma		As	Pro Forma
	Reported	Adjustments(1)	Pro Forma	Reported	Adjustments(2)	Pro Forma
Revenues	$487,117	$18,963	$506,080	$357,569	$56,362	$413,931

Net income	$5,698	$8,187	$13,885	$27,358	$5,692	$33,050

Diluted earnings per share	$0.26	$0.38	$0.64	$1.28	$0.26	$1.54
(1) Adjustments are for the period from January 1, 2016 through April 29, 2016.
(2) Adjustments are for the period from January 1, 2015 through December 31, 2015.

On February 3, 2015, we completed the acquisition of FSH and its two wholly owned subsidiaries. The acquisition of FSIC supports the Company's growth strategy and further strengthens the Company's overall position in the property and casualty insurance market in the states of Louisiana and Hawaii. The total purchase price paid to acquire the companies was $13,507,000 that was paid in shares of our common stock in two installments. The first payment occurred at the closing of the transaction when we issued 503,857 shares of our common stock that had a fair value of $12,994,000 on the date of closing the transaction. One year after the closing of the transaction, we issued an additional 32,943 shares of our common stock as payment of $513,000 of contingent consideration that we owed to the former shareholders of FSH pursuant to the terms of the purchase agreement.

The unaudited pro forma financial information has been prepared as if the FSH acquisition had taken place on January 1, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

transaction taken place on January 1, 2015, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Year Ended December 31, 2015
		Pro Forma
	As Reported	Adjustments	Pro Forma
Revenues	$357,569	$1,127	$358,696

Net income	$27,358	$77	$27,435

Diluted earnings per share	$1.28	$—	$1.28

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to common stockholders	$5,698	$27,358	$41,013

Denominator:
Weighted-average shares outstanding	21,417,486	21,218,233	19,933,652
Effect of dilutive securities	196,957	234,307	112,255
Weighted-average diluted shares	21,614,443	21,452,540	20,045,907

Basic earnings per share	$0.27	$1.29	$2.06
Diluted earnings per share	$0.26	$1.28	$2.05

See Note 19 for additional information on the stock grants related to dilutive securities.

6)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2016	2015
Balance at January 1	$46,732	$31,925
Policy acquisition costs deferred	134,588	101,221
Amortization	(115,847)	(86,414)
Balance at December 31	$65,473	$46,732

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2016	2015
Land	$2,114	$2,114
Building and building improvements	5,502	4,298
Computer hardware and software	14,699	13,574
Office furniture and equipment	2,652	1,831
Leasehold improvements	—	141
Total, at cost	24,967	21,958
Less: accumulated depreciation and amortization	(7,107)	(4,823)
Property and equipment, net	$17,860	$17,135

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

Depreciation and amortization expense under property and equipment was $2,424,000, $1,803,000 and $731,000, respectively, for the years ended December 31, 2016, 2015 and 2014.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Balance at beginning of period	$3,413	$—
Acquisitions	10,841	3,413
Impairment	—	—
Balance at end of period	$14,254	$3,413

Using a qualitative assessment, we completed our most recent goodwill impairment testing during the fourth quarter of 2016 and determined that there was no impairment in the value of the asset as of December 31, 2016.

No impairment loss in the value of goodwill was recognized during the years ended December 31, 2016 and 2015. Additionally, there was no accumulated impairment related to goodwill at December 31, 2016 or 2015.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

Intangible Assets

The following is a summary of intangible assets excluding goodwill and value of business acquired (VOBA) at December 31, 2016 or 2015:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
2016
Amortizing intangible assets
Agency agreements acquired	3.8	$10,284	$(2,784)	$7,500
Trade names acquired	2.1	720	(264)	456
Non-amortizing intangible assets
Licenses acquired		1,185	—	1,185
Total		$12,189	$(3,048)	$9,141
2015
Amortizing intangible assets
Agency agreements acquired	4.1	$5,652	$(1,036)	$4,616
Trade names acquired	2.1	250	(76)	174
Non-amortizing intangible assets
Licenses acquired		410	—	410
Total		$6,312	$(1,112)	$5,200
No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2016 and 2015.
Amortization expense was $10,910,000, $3,090,000 and $460,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The large increase in amortization expense in 2016 was due to the amortization of intangible assets and VOBA acquired as part of the IIC acquisition. Estimated amortization expense to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2017	$3,509
2018	2,271
2019	2,159
2020	1,071
2021	358

9)    REINSURANCE

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

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

For the treaty year beginning June 1, 2016 and ending on May 31, 2017, UPC Insurance has obtained reinsurance protection of $1,515,197,000 excess $10,000,000, providing sufficient protection for a 1-in-100 year hurricane event and a second 1-in-50 year hurricane event in the same year as calculated using a blended model result predominately based on our licensed modeling software, AIR model version 17, using long-term event rates excluding demand surge. For a single first event hurricane or tropical storm, UPC Insurance will pay, or “retain”, 100% of losses up to $30,000,000 including the $20,000,000 layer funded by UPC Re. The catastrophe excess of loss reinsurance program provides our insurance subsidiaries 100% coverage for all losses in excess of $10,000,000 up to $1,415,197,000 for a first event and $1,515,197,000 for any number of subsequent events until all limit is exhausted.

For the 2016 contract year, UPC Insurance has elected a 45% participation rate with the FHCF and purchased replacement coverage from private insurers for the remaining 45%. Of the $1,515,197,000 in excess of $10,000,000, we estimate the mandatory FHCF layer will provide approximately $354,015,000 (45% of $786,700,000) of aggregate coverage for losses in excess of $246,002,000. The private market FHCF replacement coverage provides another $346,182,000 of aggregate protection (45% of $769,293,000) in excess of $244,206,000 layer for Florida only on a fully collateralized basis that also inures to the benefit of all other private reinsurance coverage.

In addition to the FHCF and FHCF replacement coverage, we purchase $685,000,000 of aggregate catastrophe reinsurance coverage in excess of $10,000,000 from 55 unaffiliated private reinsurers and catastrophe bond investors who either carry A.M. Best financial strength ratings of A- or higher, or have fully collateralized their maximum potential obligations in dedicated trusts for the benefit of UPC Insurance. Our 2016 agreements with these private reinsurers structure coverage into 5 layers, with a cascading feature such that all layers attach at $10,000,000. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted ensuring there are no potential gaps in coverage up to the $1,415,197,000 first event program exhaustion point. The Company also secured up to $100,000,000 of limit that can be utilized at our option for the second and subsequent events at an additional cost, but the Company is under no obligation to activate this layer.

The total cost of the 2016-17 catastrophe reinsurance program is estimated to be $191,500,000.

Effective December 1, 2016, UPC Insurance, through our wholly owned insurance subsidiary UPC entered into a quota share reinsurance agreement (the "quota share agreement") with private reinsurers. Also, effective January 1, 2017, we renewed our aggregate excess of loss reinsurance agreement (the "aggregate excess of loss agreement," and, together with the quota share agreement, the "agreements") with private reinsurers. These agreements provide coverage for in-force, new and renewal business. The quota share agreement provides coverage only for UPC, while the aggregate excess of loss agreement provides coverage for UPC, IIC, and FSIC. These new reinsurance programs are designed to work in conjunction with our catastrophe excess of loss reinsurance program to provide us broad risk transfer protection and to lessen financial volatility.

The quota share agreement includes a cession rate of 20% (15% on single year and 5% over a two-year period) for all subject business. The quota share agreement provides coverage for all catastrophe perils (e.g. hurricanes, tropical storms, tropical depressions and earthquakes), other-catastrophe perils (e.g. weather-related perils other than hurricanes, tropical storms, tropical depressions and earthquakes), and attritional losses. For other-catastrophe perils, the quota share agreement provides coverage alongside the aggregate excess of loss program described herein, after our retention has been satisfied. For catastrophe perils, the quota share agreement provides ground-up protection that effectively reduces our retention for catastrophe losses. Quota share agreement reinsurers' participation in paying attritional losses is subject to an attritional loss ratio cap.

The aggregate excess of loss agreement provides coverage only for other-catastrophe perils. Under this agreement, for other-catastrophe losses in excess of $1,000,000 but less than $15,000,000, UPC will retain, in the aggregate, 100% of those losses up to $30,000,000. The reinsurers will then be liable for all losses excess of $30,000,000 in the aggregate not to exceed

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

an annual aggregate limit of $30,000,000. This program was placed at 85% rather than 100% because of the quota share agreement reinsurers' participation in paying other-catastrophe losses after the $30,000,000 retention.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Year Ended December 31,
	2016	2015	2014
Excess-of-loss	$(235,236)	$(163,106)	$(125,638)
Equipment & identity theft	(8,313)	(6,169)	(4,370)
Novation of Auto Policies (1)	(2,396)	—	—
Flood	(16,395)	(14,533)	(14,396)
Ceded premiums written	$(262,340)	$(183,808)	$(144,404)
Increase in ceded unearned premiums	52,442	15,551	8,559
Ceded premiums earned	$(209,898)	$(168,257)	$(135,845)
(1) Reflects ceding of auto policy premiums to Maidstone Insurance Company as part of the settlement of the novation agreement entered into at the closing of the IIC transaction.

Current year catastrophe losses by the event magnitude are shown in the following table.

	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
December 31, 2016
Current period catastrophe losses incurred
Greater than $5 million (2)	1	$29,987	6.5%
$1 million to $5 million (3)	12	21,506	4.7%
Less than $1 million (4)	6	4,349	1.0%
Total	19	$55,842	12.2%

December 31, 2015
Current period catastrophe losses incurred
$5 million to $10 million (5)	2	$11,523	3.4%
$1 million to $5 million (6)	7	14,699	4.4%
Less than $1 million (7)	5	2,343	0.7%
Total	14	$28,565	8.5%

December 31, 2014
Current period catastrophe losses incurred
Less than $1 million (8)	3	$829	0.3%
Total	3	$829	0.3%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers.
(2) Reflects losses from Hurricane Matthew in 2016.
(3) Reflects losses from Hurricane Hermine, Winter Storm Olympia, Tropical Storm Colin, tornadoes, wind storms, hail storms, and flooding in 2016.
(4) Reflects losses from Tropical Storm Julia, tornadoes, wind storms, hail storms, and flooding in 2016.

(5)	Reflects losses from winter storms in 2015.

(6)	Reflects losses from winter storms, hail storms and wind storms in 2015.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

(7)	Reflects losses from winter storms, hail storms, Texas flooding, Hurricane Anna and Tropical Storm Bill in 2015.

(8)	Reflects losses from the Richland hailstorm, Hurricane Arthur and the Revere Tornado in 2014.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2016	2015
Reinsurance recoverable on unpaid losses and LAE	$18,724	$2,114
Reinsurance recoverable on paid losses and LAE	5,304	847
Reinsurance recoverable	$24,028	$2,961

During the years ended December 31, 2016 and 2015, we realized recoveries under our reinsurance agreements totaling $18,412,000 and $10,282,000, respectively. These recoveries were primarily related to losses from Hurricane Matthew, Hurricane Hermine, Winter Storm Olympia, Tropical Storm Colin, tornadoes, thunderstorms, hail storms, and flooding in 2016.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $1,056,000, $959,000, and $1,078,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income:

	Year ended December 31,
	2016	2015	2014
Premium written:
Direct	$708,252	$548,916	$417,769
Assumed	(96)	20,820	18,984
Ceded	(262,340)	(183,808)	(144,404)
Net premium written	$445,816	$385,928	$292,349
Change in unearned premiums:
Direct	$(57,759)	$(65,300)	$(38,995)
Assumed	16,432	(221)	2,937
Ceded	52,442	15,551	8,559
Net decrease (increase)	$11,115	$(49,970)	$(27,499)
Premiums earned:
Direct	$650,493	$483,616	$378,774
Assumed	16,336	20,599	21,921
Ceded	(209,898)	(168,257)	(135,845)
Net premiums earned	$456,931	$335,958	$264,850
Losses and LAE incurred:
Direct	$335,542	$188,270	$111,820
Assumed	3,747	7,861	8,672
Ceded	(40,936)	(13,023)	(2,415)
Net losses and LAE incurred	$298,353	$183,108	$118,077

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

Ceded losses incurred increased by $27,913,000 during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily because we paid more ceded losses in 2016 than in 2015. A portion of the losses we incurred in 2016 and 2015 exceeded our retained loss thresholds, therefore we received reinsurance recoveries for some of the losses that we incurred on these storms. The losses we incurred in 2014 related to storms that occurred in the same year but did not exceed our retained loss thresholds.

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2016	2015	2014
Unpaid losses and LAE:
Direct	$138,345	$72,373	$49,734
Assumed	2,510	4,419	4,702
Gross unpaid losses and LAE	140,855	76,792	54,436
Ceded	(18,724)	(2,114)	(1,252)
Net unpaid losses and LAE	$122,131	$74,678	$53,184
Unearned premiums:
Direct	$371,149	$287,148	$212,201
Assumed	1,074	17,506	17,285
Gross unearned premiums	372,223	304,654	229,486
Ceded	(132,564)	(79,400)	(63,827)
Net unearned premiums	$239,659	$225,254	$165,659

10)    LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

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
General Discussion of the Loss Reserving Process
Reserves for unpaid losses fall into two categories: case reserves and reserves for claims incurred but not reported.

•
Case reserves - When a claim is exported, we establish an automatic minimum case reserve for that claim type that represents our initial estimate of the losses that will ultimately be paid on the reported claim. Our initial estimate for each claim is based upon averages of loss payments for our prior closed claims made for that claim type. Then, our claims personnel perform an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss and adjust the reserve as necessary. As claims mature, we increase or decrease the reserve estimates as deemed necessary by our claims department based upon additional information we receive regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims.

•
Reserves for losses incurred but not reported (IBNR reserves) - Our IBNR reserves include true IBNR reserves plus “bulk” reserves. Bulk reserves represent additional amounts that cannot be allocated to particular claims, but which are necessary to estimate ultimate losses on reported and unreported claims. We estimate our IBNR reserves by projecting

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

the ultimate losses using the methods discussed below and then deducting actual loss payments and case reserves from the projected ultimate losses. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

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
We determine our ultimate losses by using multiple actuarial methods to determine an actuarial estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the actuarial estimate is influenced by the analysis of our historical loss and claim experience. For each accident year, we estimate the ultimate incurred losses for both reported and unreported claims. In establishing this estimate, we review the results of various actuarial methods discussed below.
Estimation of the Reserves for Unpaid Losses and Allocated Loss Adjustment Expenses
We calculate our estimate of ultimate losses by using the following actuarial methods. We separately calculate the methods using paid loss data and incurred loss data. In the versions of these methods based on incurred loss data, the incurred losses are defined as paid losses plus case reserves. For this discussion of our loss reserving process, the word “segment” refers to a subgrouping of our claims data, such as by geographic area and/or by particular line of business; it does not refer to operating segments.

•
Incurred Development Method - The incurred development method is based upon the assumption that the relative change in a given year’s incurred loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. In utilizing this method, actual annual historical incurred loss data is evaluated. Successive years can be arranged to form a triangle of data. Loss development factors (LDFs) are calculated to measure the change in cumulative incurred costs from one evaluation point to the next. These historical LDFs and comparable industry benchmark factors form the basis for selecting the LDFs used in projecting the current valuation of losses to an ultimate basis. This method’s implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported. The paid development method is similar to the incurred development method. While the paid development methods have the disadvantage of not recognizing the information by current case reserves, it has the advantage of avoiding potential distortions in the data due to changes in case reserving methodology. The paid development method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time.

•
Expected Loss Method - In the expected loss method, ultimate loss projections are based upon some prior measure of the anticipated losses, usually relative to some measure of exposure (e.g., earned house years). An expected loss cost is applied to the measure of exposure to determine estimated ultimate losses for each year. Actual losses are not considered in this calculation. This method has the advantage of stability over time, because the ultimate loss estimates do not change unless the exposures or loss costs change. However, this advantage of stability is offset by a lack of responsiveness, since this method does not consider actual loss experience as it emerges. This method is based on the assumption that the loss cost per unit of exposure is a good indication of ultimate losses. It can be entirely dependent on pricing assumptions (e.g., historical experience adjusted for loss trend).

•
Bornhuetter-Ferguson Method - The incurred Bornhuetter-Ferguson (B-F) method is essentially a blend of two other methods. The first method is the loss development method whereby actual incurred losses are multiplied by an expected LDF. For slow reporting coverages, the loss development method can lead to erratic and unreliable projections because a relatively small swing in early reporting can result in a large swing in ultimate projections. The second method is the expected loss method whereby the IBNR estimate equals the difference between a predetermined estimate of expected losses and actual incurred losses. The incurred B-F method combines these two methods by

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

setting ultimate losses equal to actual incurred losses plus expected unreported losses. As an experience year matures and expected unreported losses become smaller, the initial expected loss assumption becomes gradually less important. Two parameters are needed to apply the B-F method: the initial expected loss cost and the expected reporting pattern (LDFs). This method is often used for long-tail lines and in situations where the incurred loss experience is relatively immature or lacks sufficient credibility for the application of other methods. The paid B-F method is analogous to the incurred B-F method using paid losses and development patterns in place of incurred losses and patterns.

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

Reliance and Selection of Methods
The various methods we use have strengths and weaknesses that depend upon the circumstances of the segment and the age of the claims experience we analyze. The nature of our book of business allows us to place substantial, but not exclusive, reliance on the loss development methods, the selected LDFs, represent the most critical aspect of our loss reserving process. We use the same set of LDFs in the methods during our loss reserving process that we also use to calculate the premium necessary to pay expected ultimate losses.
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
On an annual basis, our consulting actuary issues a statement of actuarial opinion that documents the actuary’s evaluation of the adequacy of our unpaid loss obligations under the terms of our policies. We review the analysis underlying the actuary’s opinion and compare the projected ultimate losses per the actuary’s analysis to our own projection of ultimate losses to ensure that our reserve for unpaid losses recorded at each annual balance sheet date is based upon our analysis of all internal and external factors related to known and unknown claims against us and to ensure our reserve is within guidelines promulgated by the National Association of Insurance Commissioners (NAIC).
We maintain an in-house claims staff that monitors and directs all aspects of our claims process. We assign the fieldwork to our wholly-owned claims subsidiary, or to third-party claims adjusting companies, none of whom have the authority to settle or pay any claims on our behalf. The third-party claims adjusting companies conduct inspection of the damaged property and prepare initial estimates. We review the inspection reports and initial estimates to determine the amounts to be paid to the policyholder in accordance with the terms and conditions of the policy in effect at the time that the policyholder incurs the loss. We maintain strategic relationships with multiple claims adjusting companies that we can engage should we need additional non-catastrophe claims servicing capacity. We believe the combination of our internal resources and relationships with external claims servicing companies provide an adequate level of claims servicing in the event catastrophes affect our policyholders.
The following is information about incurred claims development and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. The incurred claims development and paid claims development data reflect the acquisitions of FSIC and IIC in February 2015 and April 2016, respectively, on a retrospective basis (includes FSIC and IIC data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2007, to 2015 is presented as supplementary information.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

Homeowners' Insurance
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$28,232	$25,780	$24,828	$24,852	$24,641	$24,563	$24,665	$24,725	$24,596	$24,601	$—	2,332,000
2008	—	30,073	28,126	27,174	27,161	27,358	27,597	27,564	27,468	27,453	—	3,170,000
2009	—	—	46,952	46,089	45,515	45,583	45,316	45,116	44,959	44,996	—	4,044,000
2010	—	—	—	51,144	51,292	51,862	52,239	51,685	51,841	51,674	3	4,839,000
2011	—	—	—	—	53,878	56,840	57,670	58,047	59,517	60,215	62	5,913,000
2012	—	—	—	—	—	65,112	69,438	68,923	68,388	69,000	167	10,649,000
2013	—	—	—	—	—	—	98,461	94,755	93,041	92,702	677	7,809,000
2014	—	—	—	—	—	—	—	130,090	130,488	131,402	2,025	10,857,000
2015	—	—	—	—	—	—	—	—	181,609	195,902	6,784	17,918,000
2016	—	—	—	—	—	—	—	—	—	249,276	34,483	28,430,000
									Total	$947,221

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$16,713	$22,017	$23,131	$24,155	$24,277	$24,382	$24,439	$24,483	$24,596	$24,601
2008	—	17,915	23,806	25,264	26,360	27,044	27,358	27,390	27,445	27,451
2009	—	—	31,525	41,134	43,149	44,114	44,413	44,737	44,898	44,966
2010	—	—	—	32,993	43,932	46,711	49,256	50,215	50,704	51,163
2011	—	—	—	—	36,419	48,558	52,412	55,532	58,069	59,461
2012	—	—	—	—	—	42,699	60,640	64,675	66,739	68,337
2013	—	—	—	—	—	—	63,732	85,346	89,068	90,627
2014	—	—	—	—	—	—	—	88,375	119,612	125,951
2015	—	—	—	—	—	—	—	—	123,888	174,993
2016	—	—	—	—	—	—	—	—	—	170,527
									Total	$838,077
All outstanding liabilities before 2007, net of reinsurance										176
Liabilities for claims and claim adjustment expenses, net of reinsurance										$109,320

The following is supplementary information about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	65.4%	22.4%	4.7%	3.6%	2.0%	1.1%	0.4%	0.2%	0.2%	—%

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

Remaining Product Lines
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$11,491	$9,605	$8,313	$7,825	$7,553	$7,554	$7,504	$7,464	$7,464	$7,507	$—	1,191,000
2008	—	13,504	12,871	12,324	11,833	11,877	12,661	12,761	12,885	12,884	—	1,170,000
2009	—	—	10,610	10,135	10,093	10,026	9,902	9,844	9,837	10,009	—	1,097,000
2010	—	—	—	9,911	11,042	10,733	11,126	11,020	11,105	11,072	—	1,160,000
2011	—	—	—	—	11,126	11,022	10,896	10,630	10,575	10,740	—	1,217,000
2012	—	—	—	—	—	10,760	9,651	9,350	9,412	9,147	11	1,061,000
2013	—	—	—	—	—	—	6,657	5,817	5,401	5,736	5	553,000
2014	—	—	—	—	—	—	—	9,073	7,927	8,016	76	682,000
2015	—	—	—	—	—	—	—	—	19,669	19,723	581	1,384,000
2016	—	—	—	—	—	—	—	—	—	17,053	1,952	46,000
									Total	$111,887

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$3,974	$5,885	$6,627	$7,001	$7,127	$7,303	$7,442	$7,449	$7,452	$7,507
2008	—	6,169	9,309	10,647	11,104	11,404	12,360	12,403	12,557	12,884
2009	—	—	4,807	7,507	8,470	9,062	9,471	9,570	9,688	10,009
2010	—	—	—	4,346	8,128	9,036	10,182	10,242	10,327	11,073
2011	—	—	—	—	4,587	8,013	9,444	9,837	10,128	10,740
2012	—	—	—	—	—	5,112	7,631	8,242	8,626	9,124
2013	—	—	—	—	—	—	2,925	4,496	4,811	5,566
2014	—	—	—	—	—	—	—	4,008	6,237	7,868
2015	—	—	—	—	—	—	—	—	11,104	18,129
2016	—	—	—	—	—	—	—	—	—	12,432
									Total	$105,332
All outstanding liabilities before 2007, net of reinsurance										42
Liabilities for claims and claim adjustment expenses, net of reinsurance										$6,597

The following is supplementary information about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	48.3%	25.7%	7.2%	6.5%	2.8%	3.5%	2.5%	1.5%	1.3%	0.7%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

December 31, 2016
Net outstanding liabilities
Homeowners' Only	$109,320
All other lines of business	6,597
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$115,917

Reinsurance recoverable on unpaid claims
Homeowners' Only	$14,223
All other lines of business	4,501
Total reinsurance recoverable on unpaid claims	$18,724

Unallocated claims adjustment expenses	6,214

Total gross liability for unpaid claims and claims adjustment expense	$140,855

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2016	2015	2014
Balance at January 1	$76,792	$54,436	$47,451
Acquisition of IIC reserves	22,576	—	—
Acquisition of FSIC reserves	—	2,390	—
Less: reinsurance recoverable on unpaid losses	2,114	1,252	1,957
Net balance at January 1	$97,254	$55,574	$45,494
Incurred related to:
Current year	281,365	185,476	122,114
Prior years	16,988	(2,368)	(4,037)
Total incurred	$298,353	$183,108	$118,077
Paid related to:
Current year	210,970	127,306	83,967
Prior years	62,506	36,698	26,420
Total paid	$273,476	$164,004	$110,387

Net balance at December 31	$122,131	$74,678	$53,184
Plus: reinsurance recoverable on unpaid losses	18,724	2,114	1,252
Balance at December 31	$140,855	$76,792	$54,436

Composition of reserve for unpaid losses and LAE:
Case reserves	$83,447	$45,502	$29,726
IBNR reserves	57,408	31,290	24,710
Balance at December 31	$140,855	$76,792	$54,436

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

As reflected by our losses incurred related to prior years, the favorable development experienced in 2015 was primarily the result of losses related to the 2014 and 2013 accident years coming in better than expected. The favorable development experienced in 2014 was primarily the result of losses related to the 2013 and 2012 accident years coming in better than expected. During 2016, we had a reserve deficiency. Since we place substantial reliance on loss-development-based actuarial models when determining our estimate of ultimate losses, the deficiencies resulted from additional development on prior accident years which caused our ultimate losses to increase.

11)    LONG-TERM DEBT

At December 31, 2016, the annual maturities of our long-term debt were as follows:

Amount
2017	$9,969
2018	1,472
2019	1,473
2020	1,473
2121	1,474
Thereafter	38,314
Total debt	$54,175

Florida State Board of Administration Note Payable

Our long-term debt at December 31, 2016 and 2015 included a note payable to the Florida State Board of Administration (SBA Note). During the year ended December 31, 2016, we paid $1,177,000 and $219,000 of principal and interest, respectively. At December 31, 2016 and 2015, we owed $11,176,000 and $12,353,000, respectively, on the note and the interest rate was 1.56% and 2.05%, respectively.

We executed the 20-year, $20,000,000 note payable to the SBA under its Insurance Capital Build-Up Incentive Program, effective October 1, 2006. The stated rate for the SBA note is a rate equivalent to the 10-year U.S. Treasury Bond rate. We made quarterly interest-only payments for the first three years, then, as of October 1, 2009, we began making quarterly principal and interest payments.

The SBA note requires UPC to maintain surplus as regards policyholders at or above a calculated level, which was $6,007,000 at December 31, 2016. Each quarter, we monitor the surplus as regards policyholders for all of our insurance affiliates and, for various reasons, we occasionally provide additional capital to our insurance affiliates.

Our SBA note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.45% at the end of December 2016. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which was 1.56% at December 31, 2016. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2016, we were in compliance with the covenants as specified in the SBA note.

Interboro, LLC Promissory Note Payable

On April 29, 2016, we issued an $8,550,000 promissory note to Interboro, LLC, the former parent company of IIC, as part of the purchase price paid to acquire our newest insurance affiliate. The note will mature in 18 months after the closing of the transaction and bears interest at an annual rate of 6% which is paid in full at maturity. In accordance with the stock purchase

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

agreement, we have the right to reduce the amount of the outstanding principal by the amount of all or part of any loss relating to a claim for indemnification to which we may be entitled under the stock purchase agreement.

In the event of default, Interboro, LLC, at its option, may declare the loan immediately due and payable.

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T note) with the intent to use the funds to purchase, renovate, furnish and equip our home office. The note bears interest at 1.65% in excess of the one month LIBOR. The interest rate resets monthly and was 2.44% at December 31, 2016. Principal and interest are payable monthly. During the year ended December 31, 2016, we paid $202,000 and $66,000 of principal and interest, respectively. At December 31, 2016, we owed $4,998,000 on the note.

The BB&T note requires that at all times while there has been no "Non-Recurring Losses", UPC will maintain a minimum Cash Flow Coverage ratio of 1.2:1. The Cash Flow Coverage ratio is defined as UPC's cash flow to borrower's debt services. Cash flow is defined as earnings before taxes, plus depreciation and amortization and interest. Debt service is defined as prior year's current maturities of long term debt plus interest expense. This ratio will be tested annually, based on UPC's audited financial statements. For the annual period only following a "Non-Recurring Loss", UPC will maintain a minimum Cash Flow Coverage ratio of 1.0:1. At December 31, 2016, UPC's Cash Flow Coverage ratio was 9.2:1, which is well above the 1.2:1 required ratio at times when there has been no "Non-Recurring Losses".

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

In addition, the BB&T note requires that we establish and maintain with BB&T a noninterest bearing DDA account with a minimum balance of $500,000, and an interest bearing account with a minimum balance of $1,500,000, at all times during the term of the loan.

In the event of default, BB&T, may among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our home office which has been pledged to the bank as security for the loan. At December 31, 2016, we were in compliance with the covenants as specified in the BB&T note.

Senior Notes Payable

On December 5, 2016, we issued $30,000,000 of senior notes pursuant to an Indenture (the "Indenture") dated as of December 5, 2016, by and between the Company and private investors.

The notes bear interest at a floating rate equal to the three month LIBOR plus 5.75% per annum with interest payable quarterly in arrears. The notes will mature 10 years after the issue date, have no scheduled amortization, and may be redeemed at par any time without a pre-payment penalty.

The Indenture contains customary event of default provisions. It also contains covenants that, among other things, restrict the Company's ability to incur indebtedness without first providing written notification and receiving approval from the majority of the holders of the notes, limit the Company's ability to create, incur or assume liens other than permitted liens that secure any indebtedness on any asset or property of the Company, require the Company to maintain reinsurance coverage during the life of the notes, and maintain a maximum debt to capital ratio of 20% beginning from December 31, 2017.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debts instruments described above, during the year ended December 31, 2016:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

2016
Balance at January 1,	$—
Additions	596
Amortization	(47)
Balance at December 31,	$549

12)    INCOME TAXES

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
Federal:
Current	$(1,906)	$10,143	$21,633
Deferred	1,920	2,103	(996)
Provision for Federal income tax expense	14	12,246	20,637

State:
Current	1,001	2,054	2,945
Deferred	290	202	(185)
Provision for State income tax expense	1,291	2,256	2,760
Provision for income taxes	$1,305	$14,502	$23,397

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2016	2015	2014
Expected income tax expense at federal rate	$2,381	$14,671	$22,545
State tax expense, net of federal deduction benefit	934	1,023	1,660
Dividend received deduction	(217)	—	(350)
Prior period adjustment	—	42	—
Section 847 payments	—	(693)	—
Municipal tax exempt interest	(1,011)	—	—
Other, net	(782)	(541)	(458)
Reported income tax expense	$1,305	$14,502	$23,397

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The table below summarizes the significant components of our net deferred tax liability:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

	December 31,
	2016	2015
Deferred tax assets:
Unearned premiums	$19,113	$18,182
Tax-related discount on loss reserve	1,479	936
Bad debt expense	54	51
Other-than-temporary impairment	27	28
Other	507	432
Total deferred tax assets	21,180	19,629
Deferred tax liabilities:
Unrealized gain	(642)	(1,019)
Deferred acquisitions costs	(19,586)	(18,976)
Capitalized software	(1,505)	(251)
Intangible asset	(3,371)	(1,974)
Other	(895)	(433)
Total deferred tax liabilities	(25,999)	(22,653)
Net deferred tax liability	$(4,819)	$(3,024)

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

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2012; therefore, only the 2013 through 2016 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our federal or state income tax returns.

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

As of December 31, 2016, we have not taken any uncertain tax positions with regard to our tax returns.

13)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. At December 31, 2016, we received an assessment for $415,000 from the North Carolina Joint Underwriting Association related to Hurricane Matthew. We did not receive any additional significant assessments from regulatory authorities in the states in which our insurance affiliates operate.

Governmental agencies or certain quasi-governmental entities can levy assessments upon us in the states in which we write policies. See Note 2(k) for a description of how we recover assessments imposed upon us.

The table below summarizes the activity related to assessments levied upon our insurance affiliates:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

	2016	2015	2014
Expected recoveries of assessments, January 1	$—	$—	$7
Assessments expensed	1,472	226	72
Assessments recovered	—	1	(2)
Assessments not recoverable	(1,472)	(227)	(77)
Expected recoveries of assessments, December 31	$—	$—	$—

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

Our insurance affiliates, UPC, FSIC and IIC are domiciled in Florida, Hawaii, and New York, respectively. They must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. The table below shows the minimum capital and surplus requirements, as well as the amount of surplus as regards policyholders for our regulated entities at December 31, 2016 and 2015.

	Minimum Requirement	December 31, 2016	December 31, 2015
UPC (1)	$5,000	$155,587	$135,288
FSIC	$3,250	$16,269	$15,572
IIC	$4,700	$40,442	N/A(2)
(1) UPC is required to maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000.
(2) There is not a reportable value for IIC at December 31, 2015 as we did not own the company until April 2016.

The amount of restricted net assets of UPC, FSIC, and IIC at December 31, 2016 was $140,606,000, $18,825,000, and $45,606,000, respectively.

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2016 and 2015.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

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

The table below reconciles our consolidated GAAP net income to the statutory net income of our insurance affiliates:

	Year Ended December 31,
	2016	2015	2014
Consolidated GAAP net income	$5,698	$27,358	$41,013
Increase (decrease) due to:
Commissions	17,486	339	(12,258)
Deferred income taxes	(3,255)	(2,518)	64
Deferred policy acquisition costs	(6,342)	(4,962)	(788)
Allowance for doubtful accounts	(24)	97	5
Assessments	—	—	(78)
Prepaid expenses	(538)	131	(136)
Other, net	166	—	—
Operations of non-statutory subsidiaries	(10,621)	(10,077)	(14,915)
January net income for FSIC	—	152	—
January through April net income for IIC	3,513	—	—
Statutory net income of insurance affiliates	$6,083	$10,520	$12,907

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of our insurance affiliates:

	December 31,
	2016	2015
Consolidated GAAP stockholders’ equity	$241,327	$239,211
Increase (decrease) due to:
Deferred policy acquisition costs	(15,373)	(9,031)
Deferred income taxes	(3,338)	917
Investments	1,386	185
Non-admitted assets	(623)	(1,066)
Surplus debentures	11,176	12,353
Provision for reinsurance	(7,648)	(734)
Equity of non-statutory subsidiaries	(32,615)	(96,825)
Commissions	18,570	876
Prepaid expenses	(564)	(26)
Paid in surplus	—	5,000
Statutory surplus as regards policyholders of insurance affiliates	$212,298	$150,860

14)    COMMITMENTS AND CONTINGENCIES

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

At December 31, 2016, we were not involved in any material non claims-related legal actions.

See Note 11 for information regarding commitments related to long-term debt, and Note 13 for commitments related to regulatory actions.

15)    LEASES

We lease office space and office equipment under operating leases. In February 2015, we acquired an office space lease in Hawaii held by FSH which was renewed during November 2016 and will expire in November 2019.

We have office equipment leases with various expiration dates. Lease expense amounted to $205,000, $922,000, and $783,000 for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, our minimum future lease payment s under non-cancellable operating leases are:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

Amount
2017	$173
2018	112
2019	110
2020	89
2021	59

16)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the years ended December 31, 2016 and 2015, Groelle & Salmon, PA billed us approximately $2,892,000 and $1,439,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $1,446,000 and $719,500 for the years ended December 31, 2016 and 2015, respectively.

17)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2016, 2015, and 2014, our contributions to the plan on behalf of the participating employees were $444,000, $365,000, and $267,000, respectively.

18)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at year end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2013	$150	$(58)	$92
Changes in net unrealized gain on investments	6,367	(2,460)	3,907
Reclassification adjustment for net realized losses	20	(8)	12
December 31, 2014	6,537	(2,526)	4,011
Changes in net unrealized loss on investments	(3,070)	1,187	(1,883)
Reclassification adjustment for net realized losses	(827)	319	(508)
December 31, 2015	2,640	(1,020)	1,620
Changes in net unrealized gain on investments	(629)	167	(462)
Reclassification adjustment for net realized gains	(547)	211	(336)
December 31, 2016	$1,464	$(642)	$822

19)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to shareholders of record as follows for the periods presented (in thousands, except per share amounts):

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

	Year Ended December 31,
	2016		2015		2014
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.05	$1,076	$0.05	$1,073	$0.04	$832
Second Quarter	$0.06	$1,300	$0.05	$1,077	$0.04	$834
Third Quarter	$0.06	$1,299	$0.05	$1,076	$0.04	$834
Fourth Quarter	$0.06	$1,299	$0.05	$1,076	$0.04	$836

On February 3, 2015, we completed the acquisition of FSH and its subsidiaries by issuing 503,857 shares of our common stock as payment of the initial purchase price. In March 2016 we paid contingent consideration of 32,943 shares of common stock as part of the FSH acquisition. See Note 4 for additional information on this acquisition.

On March 5, 2014, we closed an underwritten public offering of 4,600,000 shares of our common stock. Our total net proceeds from the offering were approximately $54,041,000.

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors. Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of December 31, 2016, we had not issued any shares of preferred stock.

See Note 20 for information regarding the activity of our common stock and share-based compensation.

20) STOCK-BASED COMPENSATION

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

We granted 115,405 shares of restricted common stock awards during the twelve-month period ended December 31, 2016, which had a weighted-average grant date fair value of $16.90 per share. We granted 130,442 shares of restricted stock during the twelve-month period ended December 31, 2015, which had a weighted-average grant date fair value of $20.38 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	80,068	$5.56
Granted	103,156	13.86
Forfeited	8,057	7.69
Vested	21,784	6.40
Outstanding as of December 31, 2014	153,383	10.91
Granted	130,442	20.38
Forfeited	14,365	13.80
Vested	90,277	12.71
Outstanding as of December 31, 2015	179,183	16.67
Granted	115,405	16.90
Forfeited	26,082	17.44
Vested	98,864	16.39
Outstanding as of December 31, 2016	169,642	$16.87

We had approximately $1,106,000 of unrecognized stock compensation expense on December 31, 2016 related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $877,000, $808,000 and $280,000 of stock-based compensation expense during the twelve months ended December 31, 2016, 2015 and 2014, respectively.

We had approximately $370,000 of unrecognized director stock-based compensation expense at December 31, 2016 related to non-vested director stock-based compensation granted, which we expect to recognize ratably until the 2017 Annual Meeting of Stockholders. We recognized $1,070,000, $1,166,000 and $371,000 of director stock-based compensation expense during the twelve months ended December 31, 2016, 2015 and 2014, respectively.

21) QUARTERLY RESULTS (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2016
Revenues	$107,561	$120,921	$127,202	$131,433
Income before income taxes	$4,330	$15,210	$5,041	$(17,578)
Net income	$2,951	$9,841	$3,423	$(10,517)
Earnings per common share - Basic (1)	$0.14	$0.46	$0.16	$(0.49)
Earnings per common share - Diluted (1)	$0.14	$0.45	$0.16	$(0.49)

2015
Revenues	$82,396	$85,340	$89,806	$100,027
Income before income taxes	$338	$8,187	$12,984	$20,351
Net income	$198	$5,275	$8,083	$13,802
Earnings per common share - Basic (1)	$0.01	$0.25	$0.38	$0.65
Earnings per common share - Diluted (1)	$0.01	$0.25	$0.38	$0.64
(1) The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2016

22)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On February 22, 2017, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on March 15, 2017, to stockholders of record on March 8, 2017.

On February 3, 2017, a special meeting of our stockholders was held at our principal executive offices. A total of 17,042,645 shares of our common stock, out of a total of 21,646,614 shares of common stock issued and outstanding and entitled to vote as of the close of business on December 28, 2016, were present in person or represented by proxy and the special meeting. Stockholders voted upon and approved the issuance of shares of our common stock, as contemplated by the merger agreement with AmCo Holding Company. Approximately 98.8% of the shares entitled to vote were voted in favor of the issuance.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the criteria set forth in the Internal Control-Integrated Framework, our management believes that as of December 31, 2016, our internal control over our financial reporting is effective.

RSM US LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2016, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

UNITED INSURANCE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
United Insurance Holdings Corp.
We have audited United Insurance Holding Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, United Insurance Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries as of December 31, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Omaha, Nebraska
March 15, 2017

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2016
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government and agency securities	$151,656	$149,952	$149,952
Foreign governments	2,031	2,061	2,061
States, municipalities and political subdivisions	170,636	169,112	169,112
Public utilities	7,687	7,730	7,730
Corporate securities	164,424	164,536	164,536
Redeemable preferred stocks	1,182	1,125	1,125
Total fixed maturities	497,616	494,516	494,516
Common stocks:
Public utilities	1,343	1,507	1,507
Other common stocks	19,815	24,048	24,048
Nonredeemable preferred stocks	2,916	2,843	2,843
Total equity securities	24,074	28,398	28,398
Other investments	5,493	5,733	5,733
Total investments	$527,183	$528,647	$528,647

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
	2016	2015
Assets
Fixed maturities, available for sale, at fair value	$—	$8,157
Equity securities, available for sale, at fair value	—	26,343
Cash and cash equivalents	7,399	11,555
Accrued investment income	—	3
Investment in subsidiaries	263,712	195,940
Goodwill	10,841	—
Property and equipment, net	7,993	6,838
Other assets	11,337	2
Total Assets	$301,282	$248,838

Liabilities
Intercompany payable	$14,531	$8,657
Other liabilities	2,426	970
Long-term notes payable	42,998	—
Total Liabilities	59,955	9,627

Stockholders' Equity
Common stock	2	2
Additional paid-in capital	99,353	97,163
Treasury stock	(431)	(431)
Accumulated other comprehensive income	822	1,620
Retained earnings	141,581	140,857
Total Stockholders' Equity	241,327	239,211
Total Liabilities and Stockholders' Equity	$301,282	$248,838

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
Revenues
Net income from subsidiaries (equity method)	$13,296	$27,562	$40,108
Net realized investment gain (loss)	(14)	951	—
Net investment income	88	239	—
Total revenues	13,370	28,752	40,108

Expenses
Operating and underwriting	337	138	86
General and administrative	11,805	1,252	130
Interest expense	496	—	—
Total expenses	12,638	1,390	216
Income before other income	732	27,362	39,892
Other income	60	245	61
Income before income taxes	792	27,607	39,953
Provision for income tax expense (benefit)	(4,906)	249	(1,060)
Net income	$5,698	$27,358	$41,013
Unrealized gain (loss) on investments	(1,191)	25	—
Reclassification adjustments - losses (gains)	14	(951)	—
Income tax benefit (expense) related to other items of comprehensive income	378	(357)	—
Total Comprehensive Income	$4,899	$26,075	$41,013

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$5,698	$27,358	$41,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	682	74	—
Net realized investment gains	14	(951)	—
Deferred income taxes, net	382	126	(44)
Stock based compensation	1,947	1,974	649
Changes in operating assets and liabilities:
Accrued investment income	3	(3)	—
Other assets	(22,553)	450	(548)
Intercompany payable	5,874	2,557	(47,033)
Other liabilities	1,969	918	(352)
Net cash provided by (used in) operating activities	(5,984)	32,503	(6,315)
INVESTING ACTIVITIES
Proceeds from sales of investments available for sale	34,551	19,633	—
Purchases of investments available for sale	(70)	(53,212)	—
Additional investment in subsidiaries	(68,563)	16,276	(36,608)
Cost of property and equipment acquired	(1,797)	(3,255)	(3,583)
Net cash used in investing activities	(35,879)	(20,558)	(40,191)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(270)	(185)	(110)
Proceeds from borrowings	42,951	—	—
Dividends	(4,974)	(4,302)	(3,336)
Proceeds from offering	—	—	54,041
Net cash provided by (used in) financing activities	37,707	(4,487)	50,595
Increase in cash	(4,156)	7,458	4,089
Cash and cash equivalents at beginning of period	11,555	4,097	8
Cash and cash equivalents at end of period	$7,399	$11,555	$4,097

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2016	$708,252	$262,340	$(96)	$445,816	—%
2015	548,916	183,808	20,820	385,928	5.4%
2014	417,769	144,404	18,984	292,349	6.5%

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Liability
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2016	$132	$356	$(344)	$144
2015	34	198	(100)	132
2014	29	42	(37)	34

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description

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

2.3
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

4.4
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

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

10.6
Assumption Agreement between Sunshine State Insurance Company and United Property & Casualty Insurance Company, effective July 1, 2010 (included as exhibit 10.7 to the Form 10-Q, filed August 9, 2010, and incorporated herein by reference).

10.7 (a)
Continuing Employment and Senior Advisor Agreement between United Insurance Holdings Corp. and Don Cronin effective November 1, 2011 (included as exhibit 10.19 to the Form 10-K, filed March 13, 2012, and incorporated herein by reference).

10.8 (a)	Employment Agreement between United Insurance Holdings Corp. and John Forney, dated June 8, 2012 (included as Exhibit 10.1 to the Form 8-K, filed June 12, 2012, and incorporated herein by reference).

10.9 (a)
First Amendment to Employment Agreement between United Insurance Holdings Corp. and John Forney, dated June 12, 2012 (included as Exhibit 10.2 to the Form 8-K filed on June 12, 2012, and incorporated herein by reference).

10.10 (a)
Restricted Stock Award Agreement, dated September 14, 2012, by and between United Insurance Holdings Corp. and John Forney (included as Exhibit 10.1 to the Form 8-K, filed September 14, 2012, and incorporated herein by reference).

10.11	Form of Indemnification Agreement between United Insurance Holdings Corp. and its Directors (included as Exhibit 10.1 to the Form 8-K, filed October 10, 2012, and incorporated herein by reference).

10.12 (a)
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

10.14
Assumption Agreement between Citizens and United Property Casualty Insurance Company, effective November 20, 2012 (filed as Exhibit 10.1 to the Form 10-Q, filed May 8, 2013, and incorporated herein by reference).

10.15 (a)
Employment Agreement, dated July 10, 2013 between United Insurance Holdings Corp. and Deepak Menon (included as Exhibit 10.1 to the Form 8-K filed on July 11, 2013, and incorporated herein by reference).

10.16 (a)
Employment Agreement, dated August 26, 2013 between United Insurance Holdings Corp. and Andrew Swenson (included as Exhibit 10.1 to the Form 8-K filed on August 26, 2013, and incorporated herein by reference).

10.17 (a)
Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.1 to the Form 8-K, filed September 30, 2013, and incorporated herein by reference).

10.18 (a)
Employment Agreement, dated February 5, 2014 between United Insurance Holdings Corp. and Kimberly Salmon (included as Exhibit 10.1 to the Form 8-K filed on February 6, 2014, and incorporated herein by reference).

10.19 (a)
Employment Agreement, dated August 10, 2016 between United Insurance Holdings Corp. and Paul DiFrancesco (included as Exhibit 10.1 to the Form 8-K filed on August 15, 2016, and incorporated herein by reference).

10.20 (a)
Employment Agreement, dated August 22, 2016 between United Insurance Holdings Corp. and Scott St John (included as Exhibit 10.1 to the Form 8-K filed on August 11, 2016, and incorporated herein by reference).

10.21 (a)	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy statement for its 2013 Annual Meeting, filed on April 16, 2013).

10.22 (a)
Restricted Stock Award Agreement, dated March 21, 2014, by and between United Insurance Holdings Corp. and Kimberly Salmon (included as exhibit 10.2 to the Form 10-Q filed on May 1, 2014, and incorporated herein by reference).

10.23 (a)
Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

10.24 (a)
Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.25 (a)
Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.26 (a)
Non-Executive Chairman Agreement, dated September 19, 2014, between United Insurance Holdings Corp. and Gregory C. Branch (included as exhibit 10.4 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.27
Purchase and Sale Agreement, dated September 5, 2014, between AAA Auto Club South, Inc. and United Insurance Holdings Corp. (included as exhibit 10.1 to the Form 8-K filed on September 11, 2014, and incorporated herein by reference).

10.28
Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and General Reinsurance Corporation, effective January 1, 2015 (included as exhibit 10.9 to the Form 10-K filed on February 25, 2015, and incorporated herein by reference).

10.29
Property Per Risk Excess of Loss Reinsurance Agreement between United Property & Casualty Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2015 (included as exhibit 10.10 to the Form 10-K filed on February 25, 2015, and incorporated herein by reference).

10.30
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

Item 16. Form 10-K Summary

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	March 15, 2017	By:	/s/ John L. Forney
		Name:	John L. Forney
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Forney John L. Forney	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2017

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer (principal financial and accounting officer)	March 15, 2017

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board	March 15, 2017

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 15, 2017

/s/ William H. Hood, III William H. Hood, III	Director	March 15, 2017

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Director	March 15, 2017

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 15, 2017

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 15, 2017