Form 10-Q
period 2017-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2017-05-10
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission File Number 001-35761
_____________________
United Insurance Holdings Corp.
(Exact name of Registrant as specified in its charter)
  _______________________

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)
800 2nd Avenue S
St. Petersburg, Florida 33701
(Address, including zip code, of principal executive offices)
727-895-7737
(Registrant's telephone number, including area code)
 _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 10, 2017; 42,747,963 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of March 31, 2017, and for the three months ended March 31, 2017 or in documents incorporated by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations there of, or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the regulatory, economic and weather conditions in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost, variability and availability of reinsurance;

•	assessments charged by various governmental agencies;

•	pricing competition and other initiatives by competitors;

•	our ability to attract and retain the services of senior management;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	our exposure to catastrophic events and severe weather conditions;

•	downgrades in our financial strength ratings;

•	risks and uncertainties relating to our acquisitions including our ability to successfully integrate the acquired companies; and

•	other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

We caution you not to place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which prescribes when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile and past results may not be indicative of results in future periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (SEC). The forward-looking events that we discuss in this Form 10-Q are valid only as of the date of this Form 10-Q and may not occur, or may have different consequences, in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “RISK FACTORS” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $496,869 and $497,616, respectively)	$496,124	$494,516
Equity securities (adjusted cost of $24,073 and $24,074, respectively)	30,039	28,398
Other investments (amortized cost of $14,618 and $5,493, respectively)	14,943	5,733
Total investments	$541,106	$528,647
Cash and cash equivalents	124,219	150,688
Accrued investment income	3,645	3,735
Property and equipment, net	17,453	17,860
Premiums receivable, net	37,674	38,883
Reinsurance recoverable on paid and unpaid losses	35,788	24,028
Prepaid reinsurance premiums	92,745	132,564
Goodwill	14,254	14,254
Deferred policy acquisition costs	63,806	65,473
Other assets	20,195	23,554
Total Assets	$950,885	$999,686
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$141,102	$140,855
Unearned premiums	359,000	372,223
Reinsurance payable	56,960	99,891
Other liabilities	92,894	91,215
Notes payable	53,822	54,175
Total Liabilities	$703,778	$758,359
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,938,691 and 21,858,697 issued; 21,726,608 and 21,646,614 outstanding for 2017 and 2016, respectively	2	2
Additional paid-in capital	99,995	99,353
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	3,362	822
Retained earnings	144,179	141,581
Total Stockholders' Equity	$247,107	$241,327
Total Liabilities and Stockholders' Equity	$950,885	$999,686

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUE:
Gross premiums written	$168,842	$135,956
Decrease in gross unearned premiums	13,223	10,546
Gross premiums earned	182,065	146,502
Ceded premiums earned	(74,882)	(45,132)
Net premiums earned	107,183	101,370
Investment income	2,951	2,396
Net realized gains (losses)	(351)	270
Other revenue	12,850	3,525
Total revenue	122,633	107,561
EXPENSES:
Losses and loss adjustment expenses	63,333	64,258
Policy acquisition costs	35,436	27,032
Operating expenses	5,872	3,954
General and administrative expenses	11,333	7,933
Interest expense	759	75
Total expenses	116,733	103,252
Income before other income	5,900	4,309
Other income	38	21
Income before income taxes	5,938	4,330
Provision for income taxes	2,039	1,379
Net income	$3,899	$2,951
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	3,731	6,380
Reclassification adjustment for net realized investment losses (gains)	351	(270)
Income tax expense related to items of other comprehensive income	(1,542)	(2,361)
Total comprehensive income	$6,439	$6,700

Weighted average shares outstanding
Basic	21,471,185	21,346,701
Diluted	21,688,733	21,537,496

Earnings per share
Basic	$0.18	$0.14
Diluted	$0.18	$0.14

Dividends declared per share	$0.06	$0.05

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$3,899	$2,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,997	908
Bond amortization and accretion	1,042	690
Net realized gains	351	(270)
Provision for uncollectable premiums/over and short	80	109
Deferred income taxes, net	(2,703)	(1,102)
Stock based compensation	642	459
Changes in operating assets and liabilities:
Accrued investment income	90	150
Premiums receivable	1,129	3,039
Reinsurance recoverable on paid and unpaid losses	(11,760)	299
Prepaid reinsurance premiums	39,819	36,456
Deferred policy acquisition costs, net	1,667	1,357
Other assets	3,166	670
Unpaid losses and loss adjustment expenses	247	11,654
Unearned premiums	(13,223)	(10,546)
Reinsurance payable	(42,931)	(26,289)
Other liabilities	11,557	20,325
Net cash (used in) provided by operating activities	$(4,931)	$40,860
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	40,710	55,351
Purchases of investments available for sale	(50,480)	(51,676)
Cost of property, equipment and capitalized software acquired	(208)	(1,440)
Net cash (used in) provided by investing activities	$(9,978)	$2,235
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	—	(102)
Repayments of borrowings	(381)	(294)
Dividends	(1,301)	(1,076)
Bank overdrafts	(9,878)	—
Net cash provided by (used in) financing activities	$(11,560)	$(1,472)
(Decrease) Increase in cash	(26,469)	41,623
Cash and cash equivalents at beginning of period	150,688	84,786
Cash and cash equivalents at end of period	$124,219	$126,409

Supplemental Cash Flows Information
Interest paid	$743	$72
Income taxes paid	$814	$200

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and three wholly owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., the managing general agent that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC (our claims adjusting affiliate) that provides services to our insurance affiliates; and UPC Re (our reinsurance affiliate) that provides a portion of the reinsurance protection purchased by our insurance affiliates. On February 3, 2015, we acquired Family Security Holdings, LLC (FSH) and its two wholly owned subsidiaries, Family Security Insurance Company, Inc. (FSIC) and Family Security Underwriters, LLC, via merger. On April 29, 2016, we acquired Interboro Insurance Company (IIC) via merger. See Note 4 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding these acquisitions.

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of March 31, 2017, with the Audited Consolidated Balance Sheet amounts as of December 31, 2016, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of March 31, 2017, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report filed on Form 10-K for the year ended December 31, 2016.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no changes to our significant accounting policies as reported in our 2016 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2017 and December 31, 2016, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration and the Branch Banking & Trust Corporation (BB&T) approximate fair value as the interest rates are variable. The carrying amount of our note payable with Interboro, LLC approximates fair value due to the short-term nature of the loan.

(c) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In January 2017, The FASB has issued Accounting Standards Update (ASU) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-07 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2017 and December 31, 2016:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. government and agency securities	$142,284	$204	$1,597	$140,891
Foreign government	2,028	32	—	2,060
States, municipalities and political subdivisions	154,545	1,205	1,164	154,586
Public utilities	12,243	118	68	12,293
Corporate securities	184,582	1,387	834	185,135
Redeemable preferred stocks	1,187	24	52	1,159
Total fixed maturities	496,869	2,970	3,715	496,124
Public utilities	1,342	227	—	1,569
Other common stocks	19,815	5,893	155	25,553
Non-redeemable preferred stocks	2,916	58	57	2,917
Total equity securities	24,073	6,178	212	30,039
Other long-term investments	14,618	345	20	14,943
Total investments	$535,560	$9,493	$3,947	$541,106

December 31, 2016
U.S. government and agency securities	$151,656	$189	$1,893	$149,952
Foreign government	2,031	30	—	2,061
States, municipalities and political subdivisions	170,636	1,027	2,551	169,112
Public utilities	7,687	116	73	7,730
Corporate securities	164,424	1,238	1,126	164,536
Redeemable preferred stocks	1,182	5	62	1,125
Total fixed maturities	497,616	2,605	5,705	494,516
Public utilities	1,343	164	—	1,507
Other common stocks	19,815	4,552	319	24,048
Non-redeemable preferred stocks	2,916	10	83	2,843
Total equity securities	24,074	4,726	402	28,398
Other long-term investments	5,493	267	27	5,733
Total investments	$527,183	$7,598	$6,134	$528,647

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three month periods ended March 31, 2017 and 2016:

	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$99	$12,586	$1,055	$25,342
Equity securities	—	—	—	—
Total realized gains	99	12,586	1,055	25,342
Fixed maturities	(450)	23,548	(678)	9,162
Equity securities	—	—	(107)	6,009
Total realized losses	(450)	23,548	(785)	15,171
Net realized investment gains (losses)	$(351)	$36,134	$270	$40,513

The table below summarizes our fixed maturities at March 31, 2017 by contractual maturity periods. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2017
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$44,213	8.9%	$44,213	8.9%
Due after one year through five years	267,350	53.8%	267,187	53.9%
Due after five years through ten years	146,545	29.5%	146,004	29.4%
Due after ten years	38,761	7.8%	38,720	7.8%
Total	$496,869	100.0%	$496,124	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2017	2016
Fixed maturities	$2,498	$2,099
Equity securities	220	263
Cash, cash equivalents and short-term investments	70	17
Other investments	152	13
Other assets	11	4
Investment income	2,951	2,396
Investment expenses	(250)	(74)
Net investment income	$2,701	$2,322

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

If we have not made the decision to sell the fixed income security and it is more likely than not that we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect the security to receive cash flows sufficient to recover the entire cost or amortized cost basis of the security. We calculate the estimated recovery value by discounting the best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compare this to the cost or amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire cost or amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. government and agency securities	172	$1,535	$99,022	11	$62	$3,085
States, municipalities and political subdivisions	122	1,083	91,937	4	81	5,180
Public utilities	20	68	6,230	—	—	—
Corporate securities	236	813	84,342	1	21	1,024
Redeemable preferred stocks	—	—	—	3	52	307
Total fixed maturities	550	3,499	281,531	19	216	9,596
Other common stocks	7	26	530	11	129	967
Non-redeemable preferred stocks	6	24	854	6	33	484
Total equity securities	13	50	1,384	17	162	1,451
Other long-term investments	1	20	961	—	—	—
Total	564	$3,569	$283,876	36	$378	$11,047

December 31, 2016
U.S. government and agency securities	186	$1,893	$111,216	—	$—	$—
States, municipalities and political subdivisions	201	2,551	136,360	—	—	—
Public utilities	8	73	2,222	—	—	—
Corporate securities	215	1,100	88,605	1	26	1,021
Redeemable preferred stocks	7	62	764	—	—	—
Total fixed maturities	617	5,679	339,167	1	26	1,021
Other common stocks	16	140	2,450	17	179	1,732
Non-redeemable preferred stocks	12	52	1,830	7	31	369
Total equity securities	28	192	4,280	24	210	2,101
Other long-term investments	1	27	987	—	—	—
Total	646	$5,898	$344,434	25	$236	$3,122
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

During the three months ended March 31, 2017 and 2016, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2017 and December 31, 2016. Changes in interest rates subsequent to March 31, 2017 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of March 31, 2017.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
March 31, 2017
U.S. government and agency securities	$140,891	$—	$140,891	$—
Foreign government	2,060	—	2,060	—
States, municipalities and political subdivisions	154,586	—	154,586	—
Public utilities	12,293	—	12,293	—
Corporate securities	185,135	—	185,135	—
Redeemable preferred stocks	1,159	1,159	—	—
Total fixed maturities	496,124	1,159	494,965	—
Public utilities	1,569	1,569	—	—
Other common stocks	25,553	25,553	—	—
Non-redeemable preferred stocks	2,917	2,917	—	—
Total equity securities	30,039	30,039	—	—
Other long-term investments	14,943	300	12,977	1,666
Total investments	$541,106	$31,498	$507,942	$1,666

December 31, 2016
U.S. government and agency securities	$149,952	$—	$149,952	$—
Foreign government	2,061	—	2,061	—
States, municipalities and political subdivisions	169,112	—	169,112	—
Public utilities	7,730	—	7,730	—
Corporate securities	164,536	—	164,536	—
Redeemable preferred stocks	1,125	1,125	—	—
Total fixed maturities	494,516	1,125	493,391	—
Public utilities	1,507	1,507	—	—
Other common stocks	24,048	24,048	—	—
Non-redeemable preferred stocks	2,843	2,843	—	—
Total equity securities	28,398	28,398	—	—
Other long-term investments	5,733	300	3,735	1,698
Total investments	$528,647	$29,823	$497,126	$1,698

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

The table below presents the rollforward of our Level 3 investments held at fair value during the three months ended March 31, 2017:

Other Investments
December 31, 2016	$1,698
Transfers in	—
Partnership income	4
Return of capital	(121)
Unrealized gains in accumulated other comprehensive income	85
March 31, 2017	$1,666

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first three months of 2017, we transferred no investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments, and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $14,643,000. We have fully funded our investments in DCR Mortgage Partners VI, L.P. (DCR VI), DCR Mortgage Partners VII, L.P. (DCR VII), and RCH Mortgage Fund VI Investors, L.P. (RCH); however, we are still obligated to fund an additional $342,000, $665,000 and $598,000 for our investments in Kayne Anderson Senior Credit Fund II, L.P. (Kayne), Blackstone Alternative Solutions 2015 Trust (Blackstone), and Green Street Power Partners (Green Tree), respectively. The information presented in the table below is as of March 31, 2017.

	Initial Investment	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
DCR Mortgage Partners VI, L.P.	$312	$360	$345	$—	$705
RCH Mortgage Fund VI Investors, LP	1,000	981	—	20	961
Total Level 3 limited partnership investments	1,312	1,341	345	20	1,666
Kayne Senior Credit Fund II, L.P.	1,658	1,509	—	—	1,509
DCR Mortgage Partners VII, L.P.	2,000	2,010	—	—	2,010
Blackstone Alternative Solutions 2015 Trust	335	335	—	—	335
Green Street Power Partners	9,123	9,123	—	—	9,123
Total Level 2 limited partnership investments	13,116	12,977	—	—	12,977
Total limited partnership investments	$14,428	$14,318	$345	$20	$14,643
Other short-term investments	300	300	—	—	300
Total other investments	$14,728	$14,618	$345	$20	$14,943

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

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
March 31, 2017
DCR VI	$(47)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

December 31, 2016
DCR VI	$(56)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

4)	ACQUISITIONS AND MERGERS

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
March 31, 2017

Interboro Insurance Company

On April 29, 2016, we completed the acquisition of IIC. The purchase price for IIC consisted of $48,450,000 in cash, $8,550,000 in a note payable and an accrued liability for $3,471,000 paid during July 2016. The acquisition of IIC supports the Company's growth strategy and further strengthens the Company's overall position in the property and casualty insurance market in the state of New York.

The operations of IIC are included in our Unautided Consolidated Statements of Comprehensive Income effective April 29, 2016. We have one year from the acquisition date to finalize the allocation of the purchase price of IIC. The fair value of the net liabilities assumed, the intangible assets and the related goodwill are preliminary and may be subject to change upon completing the final valuation assessment. The preliminary purchase price allocation is as follows:

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

	For the Three Months Ended March 31,
	2016
		Pro Forma
	As Reported	Adjustments	Pro Forma
Revenues	$107,561	$16,634	$124,195

Net income	$2,951	$2,350	$5,301

Diluted earnings per share	$0.14	$—	$0.25

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

American Coastal Insurance Company

On April 3, 2017, the Company announced that it had received all necessary regulatory approvals, met all other closing conditions and successfully completed its merger with American Coastal Insurance Company (ACIC). The acquisition was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock, $0.0001 par value per share, as merger consideration to the equity holders of RDX Holding, LLC, a Delaware limited liability company. The unaudited pro forma financial information below has been prepared as if the ACIC merger had taken place on January 1, 2017. The unaudited pro forma financial information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2017, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Three Months Ended March 31,
	2017
		Pro Forma
	As Reported	Adjustments	Pro Forma
Revenues	$122,633	$38,097	$160,730

Net income	$3,899	$6,467	$10,366

Diluted earnings per share	$0.18	$—	$0.24

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three month periods ended March 31, 2017 and March 31, 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to common stockholders	$3,899	$2,951

Denominator:
Weighted-average shares outstanding	21,471,185	21,346,701
Effect of dilutive securities	217,548	190,795
Weighted-average diluted shares	21,688,733	21,537,496

Basic earnings per share	$0.18	$0.14
Diluted earnings per share	$0.18	$0.14

See Note 16 for additional information on the stock grants related to dilutive securities.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2017	December 31, 2016
Land	$2,114	$2,114
Building and building improvements	5,502	5,502
Computer hardware and software	14,907	14,699
Office furniture and equipment	2,652	2,652
Total, at cost	25,175	24,967
Less: accumulated depreciation and amortization	(7,722)	(7,107)
Property and equipment, net	$17,453	$17,860

Depreciation and amortization expense under property and equipment was $615,000 and $622,000 for the three months ended March 31, 2017 and 2016, respectively.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at March 31, 2017 and December 31, 2016, was $14,254,000. There was no goodwill acquired or disposed of during the three months ended March 31, 2017.

Using a qualitative assessment, we completed our most recent goodwill impairment testing during the fourth quarter of 2016 and determined that there was no impairment in the value of the asset as of December 31, 2016.

No impairment loss in the value of goodwill or goodwill amortization expense was recognized during the three months ended March 31, 2017. Additionally, there was no accumulated impairment or accumulated amortization related to goodwill at March 31, 2017 or December 31, 2016.

Intangible Assets

The following is a summary of intangible assets excluding goodwill and value of business acquired (VOBA) recorded as other assets at March 31, 2017 and December 31, 2016:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2017
Amortizing intangible assets
Agency agreements acquired	3.5	$10,284	$(3,298)	$6,986
Trade names acquired	1.9	720	(324)	396
Non-amortizing intangible assets
Licenses acquired		1,185	—	1,185
Total		$12,189	$(3,622)	$8,567

December 31, 2016
Amortizing intangible assets
Agency agreements acquired	3.8	$10,284	$(2,784)	$7,500
Trade names acquired	2.1	720	(264)	456
Non-amortizing intangible assets
Licenses acquired		1,185	—	1,185
Total		$12,189	$(3,048)	$9,141
No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2017.
Amortization expense was $1,794,000 for the three months ended March 31, 2017. Estimated amortization expense to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining 2017	$1,799
2018	2,271
2019	2,159
2020	1,071
2021	358
2022	49

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

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

Effective December 1, 2016, UPC Insurance, through our wholly owned insurance subsidiary, UPC, entered into a quota share reinsurance agreement (the "quota share agreement") with private reinsurers. Also, effective January 1, 2017, we renewed our aggregate excess of loss reinsurance agreement (the "aggregate excess of loss agreement," and, together with the quota share agreement, the "agreements") with private reinsurers. These agreements provide coverage for in-force, new and renewal business. The quota share agreement provides coverage only for UPC, while the aggregate excess of loss agreement provides coverage for UPC, IIC, and FSIC. These new reinsurance programs are designed to work in conjunction with our catastrophe excess of loss reinsurance program to provide us broad risk transfer protection and to lessen financial volatility.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

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

The aggregate excess of loss agreement provides coverage only for other-catastrophe perils. Under this agreement, for other-catastrophe losses in excess of $1,000,000 but less than $15,000,000, UPC will retain, in the aggregate, 100% of those losses up to $30,000,000. The reinsurers will then be liable for all losses excess of $30,000,000 in the aggregate not to exceed an annual aggregate limit of $30,000,000. This program was placed at 85% rather than 100% because of the quota share agreement reinsurers' participation in paying other-catastrophe losses after the $30,000,000 retention.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended March 31,
	2017	2016
Excess-of-loss	$(29,599)	$(4,057)
Equipment & identity theft	(2,073)	(1,576)
Flood	(3,391)	(3,043)
Ceded premiums written	$(35,063)	$(8,676)
Increase (decrease) in ceded unearned premiums	(39,819)	(36,456)
Ceded premiums earned	$(74,882)	$(45,132)

Current year catastrophe losses by the event magnitude are shown in the following table for the three months ended March 31, 2017 and 2016.

	2017			2016
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
$ 1 million to $5 million (2)	4	$9,873	9.2%	4	$11,341	11.2%
Less than $1 million (3)	1	739	0.7%	6	3,715	3.7%
Total	5	$10,612	9.9%	10	$15,056	14.9%

(1)	Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers.

(2)	Reflects losses from tornadoes, hail and wind storms in 2017 and from Florida tornadoes and winter storms in 2016.

(3)	Reflects losses from hail and wind storms in 2017 and 2016.

We collected cash recoveries under our reinsurance agreements totaling $2,484,000 and $266,000 for the three month periods ended March 31, 2017 and 2016, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $294,000 and $246,000 for the three month periods ended March 31, 2017 and 2016, respectively.

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE
We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for IBNR claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the three months ended March 31, 2017 and March 31, 2016 on a GAAP basis:

	March 31,
	2017	2016
Balance at January 1	$140,855	$76,792
Less: reinsurance recoverable on unpaid losses	18,724	2,114
Net balance at January 1	$122,131	$74,678
Incurred related to:
Current year	63,859	61,072
Prior years	(526)	3,186
Total incurred	$63,333	$64,258
Paid related to:
Current year	21,986	23,691
Prior years	42,528	27,710
Total paid	$64,514	$51,401

Net balance at March 31	$120,950	$87,535
Plus: reinsurance recoverable on unpaid losses	20,152	911
Balance at March 31	$141,102	$88,446

Composition of reserve for unpaid losses and LAE:
Case reserves	$82,987	$53,006
IBNR reserves	58,115	35,440
Balance at March 31	$141,102	$88,446

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the favorable development experienced in 2017 was primarily the result of losses related to the 2016 and 2015 accident years coming in better than expected. During 2016, we had a reserve deficiency. Since we place substantial reliance on loss-development-based actuarial models when determining our estimate of ultimate losses, the deficiencies resulted from additional development on prior accident years which caused our ultimate losses to increase.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

10)    LONG-TERM DEBT

Florida State Board of Administration Note Payable

Our long-term debt at March 31, 2017 included a note payable to the Florida State Board of Administration (SBA note). At March 31, 2017 and December 31, 2016, we owed $10,882,000 and $11,176,000, respectively, on the note and the interest rate was 2.49% and 1.56%, respectively. During the three months ended March 31, 2017, we paid $294,000 and $70,000 of principal and interest, respectively. All other terms and conditions of the note remain as described in our 2016 Form 10-K.

The SBA note requires UPC to maintain surplus as regards policyholders at or above a calculated level, which was $12,254,000 at March 31, 2017. Each quarter, we monitor the surplus as regards policyholders for all of our insurance affiliates and, for various reasons, we occasionally provide additional capital to our insurance affiliates.

Our SBA note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.40% at the end of March 2017. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.49% at the end of March 2017. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2017, we were in compliance with the covenants as specified in the SBA note.

Interboro, LLC Promissory Note Payable

On April 29, 2016, we issued an $8,550,000 promissory note to Interboro, LLC, the former parent company of IIC, as part of the purchase price paid to acquire our insurance affiliate. The note will mature in 18 months after the closing of the transaction and bears interest at an annual rate of 6% which is paid in full at maturity. In accordance with the stock purchase agreement, we have the right to reduce the amount of the outstanding principal by the amount of all or part of any loss relating to a claim for indemnification to which we may be entitled under the stock purchase agreement.

In the event of default, Interboro, LLC, at its option, may declare the loan immediately due and payable.

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T note) with the intent to use the funds to purchase, renovate, furnish and equip our home office. The note bears interest at 1.65% in excess of the one month LIBOR. The interest rate resets monthly and was 2.44% at March 31, 2017. Principal and interest are payable monthly. During the three months ended March 31, 2017, we paid $87,000 and $30,000 of principal and interest, respectively. At March 31, 2017 and December 31, 2016, we owed $4,911,000 and $4,998,000, respectively, on the note.

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

For purposes of both of the foregoing, "Non-Recurring Losses" is defined as losses from our insurance subsidiaries' operations, as determined from time to time in the bank's sole discretion. This covenant will only be effective if the Pre Non-Recurring Losses test is failed, and is only available and effective for one (1) annual test period. Thereafter, the Non-Recurring Loss Cash Flow Coverage Ratio of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2016, we were in compliance with the covenants as specified in the BB&T note.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

In addition, the BB&T note requires that we establish and maintain with BB&T a noninterest bearing DDA account with a minimum balance of $500,000, and an interest bearing account with a minimum balance of $1,500,000, at all times during the term of the loan.

In the event of default, BB&T, may among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our home office which has been pledged to the bank as security for the loan. At March 31, 2017, we were in compliance with the covenants as specified in the BB&T note.

Senior Notes Payable

On December 5, 2016, we issued $30,000,000 of senior notes pursuant to an Indenture (the "Indenture") dated as of December 5, 2016, by and between the Company and private investors. During the three months ended March 31, 2017, we paid $634,000 of interest.

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

At March 31, 2017, we were not involved in any material non-claims-related legal actions.

See Note 10 for information regarding commitments related to long-term debt, and Note 12 for commitments related to regulatory actions.

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance affiliates, UPC, FSIC and IIC are domiciled in Florida, Hawaii and New York, respectively. At March 31, 2017, and during the three months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

The state laws of Florida, Hawaii and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance affiliates' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

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

Our insurance affiliates must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three month periods ended March 31, 2017 and 2016, UPC, FSIC and IIC recorded the following amounts of statutory net income (loss).

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

	Three Months Ended
	March 31, 2017	March 31, 2016
UPC	$(6,039)	$(1,172)
FSIC	$2,937	$96
IIC (1)	$2,079	N/A
(1) There is not a reportable value for IIC as of March 31, 2016 as we did not own the company until April 2016.

Our insurance affiliates must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. The table below shows the minimum capital and surplus requirements, as well as the amount of surplus as regards policyholders for our regulated entities at March 31, 2017 and December 31, 2016, respectively.

	Minimum Requirement	March 31, 2017	December 31, 2016
UPC (1)	$5,000	$157,160	$155,587
FSIC	$3,250	$20,473	$16,269
IIC	$4,700	$43,939	$40,442
(1) UPC is required to maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000.

13)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance. During the three months ended March 31, 2017 and 2016, Groelle & Salmon, PA billed us approximately $868,000 and $596,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $434,000 and $298,000, for the three months ended March 31, 2017 and 2016, respectively.

14)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2016	$1,464	$(642)	$822
Changes in net unrealized gains on investments	3,731	(1,406)	2,325
Reclassification adjustment for realized losses	351	(136)	215
March 31, 2017	$5,546	$(2,184)	$3,362

15)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands except per share amounts):

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

	Three Months Ended March 31,
	2017		2016
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$1,301	$0.05	$1,076

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our Board of Directors. Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of March 31, 2017, we had not issued any shares of preferred stock.

16) STOCK-BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - Compensation - Stock Compensation.

Stock-based compensation cost for restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation cost over the award’s requisite service period on a straight line basis for time-based restricted stock grants.

We granted 90,122 shares of restricted common stock during the three month period ended March 31, 2017, which had weighted-average grant date fair value of $16.04 per share. We granted 46,205 shares of restricted common stock during the three month period ended March 31, 2016, which had a weighted-average grant date fair value of $17.63 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	169,642	$16.87
Granted	90,122	16.04
Forfeited	10,128	20.15
Vested	28,444	19.79
Outstanding as of March 31, 2017	221,192	$16.01

We had approximately $2,177,000 of unrecognized stock compensation expense on March 31, 2017 related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $375,000 and $197,000 of stock-based compensation expense during the three months ended March 31, 2017 and March 31, 2016, respectively.

We had approximately $104,000 of unrecognized director stock-based compensation expense at March 31, 2017 related to non-vested director stock-based compensation granted, that we expect to recognize ratably until the 2017 Annual Meeting of Stockholders. We recognized $266,000 and $262,000 of director stock-based compensation expense during the three months ended March 31, 2017 and March 31, 2016, respectively.

17)    SUBSEQUENT EVENTS

On May 9, 2017, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on May 30, 2017, to stockholders of record on May 23, 2017.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

On April 3, 2017, we announced that we had received all necessary regulatory approvals, met all other closing conditions and successfully completed our merger with American Coastal Insurance Company. See Note 4 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding this merger.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

EXECUTIVE SUMMARY

Overview

United Insurance Holdings Corp. serves as the holding company for UPC and its affiliated companies. We conduct our business principally through seven wholly owned operating subsidiaries: UPC, United Insurance Management, L.C., FSIC, Family Security Underwriters, LLC, Skyway Claims Services, LLC (our claims adjusting affiliate), UPC Re (our reinsurance affiliate) and IIC. Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

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

Recent Events

On May 9, 2017, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on May 30, 2017, to stockholders of record on May 23, 2017.

On April 3, 2017, we announced that we had received all necessary regulatory approvals, met all other closing conditions and successfully completed our merger with American Coastal Insurance Company. The acquisition was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock, $0.0001 par value per share, as merger consideration to the equity holders of RDX Holding, LLC, a Delaware limited liability company.

UNITED INSURANCE HOLDINGS CORP.

2017 Highlights

($ in thousands, except per share, ratios and policies in-force)	Three Months Ended March 31,
	2017	2016

Gross premiums written	$168,842	$135,956
Gross premiums earned	182,065	146,502
Ceded premiums earned	(74,882)	(45,132)
Net premiums earned	107,183	101,370
Total revenues	122,633	107,561
Earnings before income tax	5,938	4,330
Consolidated net income	3,899	2,951
Net income per diluted share	0.18	0.14
Book value per share	11.37	11.35
Return on average equity, trailing twelve months	2.7%	13.0%
Loss ratio, net (1)	59.1%	63.4%
Expense ratio, net (2)	49.1%	38.4%
Combined ratio (3)	108.2%	101.8%

Policies in-force	461,708	364,742
(1) Loss ratio, net is calculated as losses and loss adjustment expenses relative to net premiums earned.
(2) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned.
(3) Combined ratio is the sum of the loss ratio, net and the expense ratio, net.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended March 31,
	2017	2016
REVENUE:
Gross premiums written	$168,842	$135,956
Decrease in gross unearned premiums	13,223	10,546
Gross premiums earned	182,065	146,502
Ceded premiums earned	(74,882)	(45,132)
Net premiums earned	107,183	101,370
Investment income	2,951	2,396
Net realized gains (losses)	(351)	270
Other revenue	12,850	3,525
Total revenue	122,633	107,561
EXPENSES:
Losses and loss adjustment expenses	63,333	64,258
Policy acquisition costs	35,436	27,032
Operating expenses	5,872	3,954
General and administrative expenses	11,333	7,933
Interest expense	759	75
Total expenses	116,733	103,252
Income before other income	5,900	4,309
Other income	38	21
Income before income taxes	5,938	4,330
Provision for income taxes	2,039	1,379
Net income	$3,899	$2,951
Net income per diluted share	$0.18	$0.14
Book value per share	$11.37	$11.35
Return on average equity, trailing twelve months	2.7%	13.0%
Loss ratio, net (1)	59.1%	63.4%
Expense ratio (2)	49.1%	38.4%
Combined ratio (CR) (3)	108.2%	101.8%
Effect of current year catastrophe losses on CR	9.9%	14.9%
Effect of prior year development on CR	(0.5)%	3.1%
Effect of ceding commission income on CR	7.9%	—%
Underlying combined ratio (4)	90.9%	83.8%
(1) Loss ratio, net is calculated as losses and loss adjustment expenses relative to net premiums earned.
(2) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned.
(3) Combined ratio is the sum of the loss ratio, net and the expense ratio, net.
(4) Underlying combined ratio, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in "Definitions of Non-GAAP Measures" below.

Definitions of Non-GAAP Measures

We believe that investors' understanding of UPC Insurance's performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Combined ratio excluding the effects of current year catastrophe losses, prior year reserve development and ceding commission income earned (underlying combined ratio) is a non-GAAP ratio, which is computed as the difference between four GAAP operating ratios: the combined ratio, the effect of current year catastrophe losses on the combined ratio, prior year development on the combined ratio and ceding income earned related to our quota share reinsurance agreement on the

UNITED INSURANCE HOLDINGS CORP.

combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses, losses from lines in run-off, prior year development and ceding commission income earned. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share agreement. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2017, we reassessed our critical accounting policies and estimates as disclosed in our 2016 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2017 COMPARED TO DECEMBER 31, 2016

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in our 2016 Form 10-K.

Investments

The primary goals of our investment strategy are to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance affiliates can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities.

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

Our cash, cash equivalents and investment portfolio totaled $665,325,000 at March 31, 2017, compared to $679,335,000 at December 31, 2016.

The following table summarizes our investments, by type:

	March 31, 2017		December 31, 2016
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$140,891	21.2%	$149,952	22.1%
Foreign government	2,060	0.3%	2,061	0.3%
States, municipalities and political subdivisions	154,586	23.3%	169,112	24.9%
Public utilities	12,293	1.8%	7,730	1.1%
Corporate securities	185,135	27.8%	164,536	24.2%
Redeemable preferred stocks	1,159	0.2%	1,125	0.2%
Total fixed maturities	496,124	74.6%	494,516	72.8%
Public utilities	1,569	0.2%	1,507	0.2%
Other common stocks	25,553	3.9%	24,048	3.6%
Non-redeemable preferred stocks	2,917	0.4%	2,843	0.4%
Total equity securities	30,039	4.5%	28,398	4.2%
Other long-term investments	14,943	2.2%	5,733	0.8%
Total investments	541,106	81.3%	528,647	77.8%
Cash and cash equivalents	124,219	18.7%	150,688	22.2%
Total cash, cash equivalents and investments	$665,325	100.0%	$679,335	100.0%

We classify all of our investments as available-for-sale. Our investments at March 31, 2017 and December 31, 2016 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar investment profile. At March 31, 2017, approximately 89% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 11% were corporate bonds rated “BBB” or "BB".

UNITED INSURANCE HOLDINGS CORP.

At March 31, 2017, securities in an unrealized loss position for a period of twelve months or longer reflected unrealized losses of $378,000; approximately $216,000 of the total related to nineteen fixed maturities, while seventeen equity securities reflected an unrealized loss of $162,000.  We currently have no plans to sell these thirty-six securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at March 31, 2017. Similarly, we did not record impairment charges at December 31, 2016.

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

See Note 8 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our reinsurance program.

Unpaid Losses and Loss Adjustments

We generally use the term loss(es) to collectively refer to both loss and loss adjusting expenses. We establish reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date in amounts that we estimate we will be required to pay in the future, including provisions for claims that have been reported but are unpaid at the balance sheet date and for obligations on claims that have been incurred but not reported at the balance sheet date. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration costs of our insured claims incurred and unpaid.

Unpaid losses and loss adjustment expenses totaled $141,102,000 and $140,855,000 as of March 31, 2017 and December 31, 2016, respectively.

Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. We periodically revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments as necessary.

See Note 9 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our losses and loss adjustments.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

Revenue

Net income for the three months ended March 31, 2017 increased $948,000, or 32.1%, to $3,899,000 for the first quarter of 2017 from $2,951,000 for the same period in 2016. The increase in net income was primarily due to increases in earned premiums for the first quarter of 2017 compared to the first quarter of 2016.

Our gross written premiums increased $32,886,000, or 24.2%, to $168,842,000 for the first quarter ended March 31, 2017 from $135,956,000 for the same period in 2016, primarily due to the strong organic growth in new and renewal business generated in the Company's Gulf and Northeast regions. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region is shown in the table below.

	Three Months Ended March 31,
Direct and Assumed Written Premium By Region (1)	2017	2016	Change
Florida	$75,364	$73,698	$1,666
Gulf	40,778	29,669	11,109
Northeast	31,137	17,245	13,892
Southeast	20,192	18,634	1,558
Total direct written premium by region	167,471	139,246	28,225
Assumed premium (2)	1,371	(3,290)	4,661
Total gross written premium	$168,842	$135,956	$32,886
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas, Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island, and Southeast includes Georgia, North Carolina and South Carolina.
(2) Assumed premiums written includes premiums assumed from Citizens Property Insurance Corporation as well as the Texas Windstorm Insurance Association in 2016 and 2017.

	Three Months Ended March 31,
New and Renewal Policies* By Region	2017	2016	Change
Florida	45,354	42,819	2,535
Gulf	27,305	19,969	7,336
Northeast	23,295	13,078	10,217
Southeast	16,956	14,392	2,564
Total	112,910	90,258	22,652
* Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended March 31, 2017 increased $13,481,000, or 13.1%, to $116,733,000 for the first quarter of 2017 from $103,252,000 for the same period in 2016. The increase in expenses was primarily due to increased policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss and combined ratios is shown below.

	Three Months Ended March 31,
	2017	2016	Change
Net Loss and LAE	$63,333	$64,258	$(925)
% of Gross earned premiums	34.8%	43.9%	(9.1) pts
% of Net earned premiums	59.1%	63.4%	(4.3) pts
Less:
Current year catastrophe losses	$10,612	$15,056	$(4,444)
Prior year reserve development (favorable)	(526)	3,186	(3,712)
Underlying loss and LAE(1)	$53,247	$46,016	$7,231
% of Gross earned premiums	29.2%	31.4%	(2.2) pts
% of Net earned premiums	49.7%	45.4%	4.3 pts

Policy acquisition costs	$35,436	$27,032	$8,404
Operating and underwriting	5,872	3,954	1,918
General and administrative	11,333	7,933	3,400
Total Operating Expenses	$52,641	$38,919	$13,722
% of Gross earned premiums	28.9%	26.6%	2.3 pts
% of Net earned premiums	49.1%	38.4%	10.7 pts

Interest Expense	$759	$75	$684
Total Expenses	$116,733	$103,252	$13,481

Combined Ratio - as % of gross earned premiums	63.7%	70.5%	(6.8) pts
Underlying Combined Ratio - as % of gross earned premiums	58.1%	58.0%	0.1 pts

Combined Ratio - as % of net earned premiums	108.2%	101.8%	6.4 pts
Underlying Combined Ratio - as % of net earned premiums (2)	90.9%	83.8%	7.1 pts
(1) Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.
(2) The underlying combined ratio is a non-GAAP financial measure which excludes the effect of current year catastrophe losses, prior year reserve development and ceding commission income earned of $8,400,000 related to our quota share reinsurance program, which is not shown in the operating expenses above. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE decreased $(925,000), or (1.4)%, to $63,333,000 for the first quarter of 2017 from $64,258,000 for the first quarter of 2016. Loss and LAE expense as a percentage of net earned premiums decreased 4.3 points to 59.1% for the quarter, compared to 63.4% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 29.2%, a decrease of 2.2 points from 31.4% during the first quarter of 2016.

Policy acquisition costs increased $8,404,000, or 31.1%, to $35,436,000 for the first quarter of 2017 from $27,032,000 for the first quarter of 2016. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

UNITED INSURANCE HOLDINGS CORP.

Operating expenses increased $1,918,000, or 48.5%, to $5,872,000 for the first quarter of 2016 from $3,954,000 for the first quarter of 2016, primarily due to increased costs related to the Company's ongoing growth.

General and administrative expenses increased $3,400,000, or 42.9%, to $11,333,000 for the first quarter of 2016 from $7,933,000 for the first quarter of 2016, primarily due to increases in personnel costs related to the Company's continued growth and higher depreciation and amortization costs resulting from the acquisition of Interboro Insurance Company during the second quarter of 2016.

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

As a holding company, we do not conduct any business operations of our own and as a result, we rely on cash dividends or intercompany loans from our management affiliates to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance affiliates, including restricting any dividends paid by our insurance affiliates and requiring approval of any management fees our insurance affiliates pay to our management affiliates for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management affiliates pay us dividends primarily using cash from the collection of management fees from our insurance affiliates, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance affiliates may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The RBC guidelines published by the NAIC may further restrict our insurance affiliates' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as regards policyholders to fall below minimum RBC guidelines. See Note 12 in our Notes to Unaudited Consolidated Financial Statements for additional information.

During the three month period ended March 31, 2017, we did not contribute any capital to our insurance affiliates. During the three month period ended March 31, 2016 we contributed $5,000,000 of capital to our insurance affiliates. We may make future contributions of capital to our insurance affiliates as circumstances require.

On April 29, 2016, we acquired all of the outstanding common stock of IIC for $60,471,000. We paid $48,450,000 in cash at closing and issued an $8,550,000 promissory note to the Seller, which will mature 18 months from the acquisition date and bear interest at an annual rate of 6%. Please refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements for a discussion on the additional terms associated with this note. The purchase price also consisted of an accrued liability of $3,471,000 which was paid during July 2016.

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T with the intent to use the funds to purchase, renovate, furnish and equip our home office. The note bears interest at 1.65% in excess of the one month LIBOR. The interest rate resets monthly and was 2.44% at March 31, 2017. Please refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements for a discussion on the additional terms associated with this note.

On December 5, 2016, we issued $30,000,000 of senior notes to private investors. The notes bear interest at 5.75% in excess of the three month LIBOR. The notes will mature ten years after the issue date, have no scheduled amortization, and may be redeemed at par value any time without a pre-payment penalty. Please refer to Note 10 in the Notes to Consolidated Financial Statements for a discussion on the additional terms associated with these notes.

Operating Activities

During the three months ended March 31, 2017, our operations used cash of $4,931,000, compared to generating cash of $40,860,000 during the same period in 2016. The $45,791,000 decrease in operating cash was primarily driven by an increase in cash outflows related to reinsurance payments of $40,581,000 and an increase in cash outflows related to claims payments of $24,800,000 during the first three months of 2017 compared to the same period in 2016. Additionally, operating expenses cash outflows and agents' payments outflows increased $5,499,000 and $5,589,000, respectively, during the first three months of 2017 compared to the same period last year. Partially offsetting this increase in cash outflows was an increase in cash inflows of $25,188,000 in premiums collected during the first three months of 2017 compared to the same period last year.

UNITED INSURANCE HOLDINGS CORP.

Investing Activities

During the three months ended March 31, 2017, our investing activities used $9,978,000 of cash compared to providing $2,235,000 of cash in the same period of the prior year. The increase in cash used primarily relates to $14,641,000 fewer sales of investments during the first three months of 2017 compared to the same period in 2016. In addition, there was a decline in our investments in property and equipment of $1,232,000 primarily due to the increased purchases of capitalized software during the first three months of 2016 compared to 2017. This is partially offset by $1,196,000 fewer purchases of investments during the three months ended March 31, 2017 compared to the same period in 2016.

Financing Activities

During the three months ended March 31, 2017, our financing activities used cash of $11,560,000 compared to using cash of $1,472,000 during the three months ended March 31, 2016. The increase in cash used by financing activities primarily relates to the repayment of bank overdrafts of $9,878,000 during the three months ended March 31, 2017 compared to no bank overdrafts during the same period in the prior year.

We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2017, we did not have any off-balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including risks related to changes in interest rates, the financial condition of the issuers of our fixed-maturities and equity security prices. These risks were disclosed in Part 1, Item 1A of our 2016 Form 10-K; we have no material changes or additions to that disclosure.

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

During the fiscal quarter ended March 31, 2017, we did not make any changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNITED INSURANCE HOLDINGS CORP.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to lawsuits arising out of the normal course of our business. In management's opinion, we are not party to any litigation or similar proceedings that would, individually or in the aggregate, be reasonably expected to have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider the factors discussed in Part 1, Item 1A "Risk Factors" in our 2016 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2016 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to use or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended March 31, 2017, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At March 31, 2017, we were in compliance with these requirements.

Under the insurance regulations of Hawaii, the maximum amount of dividends that FSIC may pay to its parent company without prior approval from the Insurance Commissioner is:

1.	the lesser of:

a.	ten percent (10%) of FSIC's surplus as of December 31 of the preceding year, or

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

1.the lesser of:
a.ten percent (10%) of IIC's surplus to policyholders as shown on its latest statement on file with the Superintendent, or

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

Repurchases. During the three months ended March 31, 2017, we did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities

None.

UNITED INSURANCE HOLDINGS CORP.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit	Description

10.1
Employment Agreement, dated April 21, 2017, between United Insurance Holdings Corp. and John Forney (included as Exhibit 10.1 to the Form 8-K filed on April 24, 2017, and incorporated herein by reference).

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

UNITED INSURANCE HOLDINGS CORP.

May 10, 2017	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

May 10, 2017	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)