Form 10-Q
period 2017-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2017-08-09
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Commission File Number 001-35761
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 9, 2017; 42,741,004 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of June 30, 2017, and for the three and six months ended June 30, 2017 or in documents incorporated by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations there of, or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $713,524 and $497,616, respectively)	$716,183	$494,516
Equity securities (adjusted cost of $52,648 and $24,074, respectively)	59,431	28,398
Other investments (amortized cost of $7,506 and $5,493, respectively)	7,848	5,733
Total investments	$783,462	$528,647
Cash and cash equivalents	254,171	150,688
Accrued investment income	5,142	3,735
Property and equipment, net	19,623	17,860
Premiums receivable, net	93,401	38,883
Reinsurance recoverable on paid and unpaid losses	69,824	24,028
Prepaid reinsurance premiums	364,156	132,564
Goodwill	59,679	14,254
Deferred policy acquisition costs	94,865	65,473
Intangible assets	64,948	12,371
Other assets	12,000	11,183
Total Assets	$1,821,271	$999,686
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$204,694	$140,855
Unearned premiums	578,587	372,223
Reinsurance payable	332,011	99,891
Other liabilities	122,752	91,215
Notes payable	53,765	54,175
Total Liabilities	$1,291,809	$758,359
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 42,953,087 and 21,858,697 issued; 42,741,004 and 21,646,614 outstanding for 2017 and 2016, respectively	4	2
Additional paid-in capital	375,029	99,353
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	5,985	822
Retained earnings	148,875	141,581
Total Stockholders' Equity	$529,462	$241,327
Total Liabilities and Stockholders' Equity	$1,821,271	$999,686

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE:
Gross premiums written	$352,347	$210,756	$521,189	$346,712
Increase in gross unearned premiums	(90,763)	(46,171)	(77,540)	(35,625)
Gross premiums earned	261,584	164,585	443,649	311,087
Ceded premiums earned	(101,966)	(50,406)	(176,848)	(95,538)
Net premiums earned	159,618	114,179	266,801	215,549
Investment income	4,637	2,727	7,588	5,123
Net realized gains (losses)	(132)	102	(483)	372
Other revenue	13,950	3,913	26,800	7,438
Total revenue	178,073	120,921	300,706	228,482
EXPENSES:
Losses and loss adjustment expenses	86,938	62,611	150,271	126,869
Policy acquisition costs	43,320	25,721	78,756	52,753
Operating expenses	6,257	5,814	12,129	9,768
General and administrative expenses	28,176	11,497	39,509	19,430
Interest expense	752	116	1,511	191
Total expenses	165,443	105,759	282,176	209,011
Income before other income	12,630	15,162	18,530	19,471
Other income	20	48	58	69
Income before income taxes	12,650	15,210	18,588	19,540
Provision for income taxes	5,393	5,369	7,432	6,748
Net income	$7,257	$9,841	$11,156	$12,792
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	4,106	7,420	7,837	13,800
Reclassification adjustment for net realized investment losses (gains)	132	(102)	483	(372)
Income tax expense related to items of other comprehensive income	(1,615)	(2,713)	(3,157)	(5,074)
Total comprehensive income	$9,880	$14,446	$16,319	$21,146

Weighted average shares outstanding
Basic	41,799,041	21,423,739	31,691,267	21,385,220
Diluted	42,028,013	21,631,077	31,914,559	21,584,287

Earnings per share
Basic	$0.17	$0.46	$0.35	$0.60
Diluted	$0.17	$0.45	$0.35	$0.59

Dividends declared per share	$0.06	$0.06	$0.12	$0.11

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$11,156	$12,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,613	4,578
Bond amortization and accretion	2,320	1,611
Net realized gains	483	(372)
Provision for uncollectable premiums/over and short	144	241
Deferred income taxes, net	1,323	(204)
Stock based compensation	1,294	931
Changes in operating assets and liabilities:
Accrued investment income	(96)	(76)
Premiums receivable	(23,224)	(266)
Reinsurance recoverable on paid and unpaid losses	(25,566)	(16,560)
Prepaid reinsurance premiums	(209,048)	(101,348)
Deferred policy acquisition costs, net	(29,392)	(12,054)
Other assets	4,963	(2,297)
Unpaid losses and loss adjustment expenses	3,310	15,254
Unearned premiums	77,540	35,625
Reinsurance payable	209,714	106,818
Other liabilities	19,852	7,846
Net cash provided by operating activities	$58,386	$52,519
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	81,998	111,924
Purchases of investments available for sale	(108,376)	(79,737)
Cash from acquisition	95,284	—
Purchase of subsidiary, net of cash acquired	—	(32,840)
Cost of property, equipment and capitalized software acquired	(3,797)	(2,379)
Net cash provided by (used in) investing activities	$65,109	$(3,032)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	—	(271)
Proceeds from borrowings	—	5,200
Repayments of borrowings	(468)	(617)
Dividends	(3,862)	(2,376)
Bank overdrafts	(15,682)	—
Net cash (used in) provided by financing activities	$(20,012)	$1,936
Increase in cash	103,483	51,423
Cash and cash equivalents at beginning of period	150,688	84,786
Cash and cash equivalents at end of period	$254,171	$136,209
Supplemental Cash Flows Information
Interest paid	$1,292	$137
Income taxes paid	$3,917	$6,312
Non-cash transactions
Issuance of common stock	$274,384	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and four wholly owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C., (our managing general agent) that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC (our claims adjusting affiliate) that provides services to our insurance affiliates; UPC Re (our reinsurance affiliate) that provides a portion of the reinsurance protection purchased by our insurance affiliates, Family Security Holdings, LLC (FSH), Family Security Insurance Company, Inc. (FSIC), Family Security Underwriters, LLC (FSU), Interboro Insurance Company (IIC), AmCo Holding Company (AmCo), American Coastal Insurance Company (ACIC) and BlueLine Cayman Holdings (BLUE).

On February 3, 2015, we acquired FSH and its two wholly owned subsidiaries, FSIC and FSU, via merger. On April 29, 2016, we acquired IIC via merger. On April 3, 2017, we merged with AmCo and its two wholly owned subsidiaries, ACIC and BLUE. See Note 4 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding these acquisitions.

Our primary products are homeowners' and commercial insurance, which we currently offer in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Texas, under authorization from the insurance regulatory authorities in each state. We are also licensed to write property and casualty insurance in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia; however, we have not commenced writing in these states.

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of June 30, 2017, with the Audited Consolidated Balance Sheet amounts as of December 31, 2016, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of June 30, 2017, our Unaudited Consolidated

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report filed on Form 10-K for the year ended December 31, 2016.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no changes to our significant accounting policies as reported in our 2016 Form 10-K.

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2017 and December 31, 2016, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and the senior notes payable approximate fair value as the interest rates are variable. The carrying amount of our note payable with Interboro, LLC approximates fair value due to the short-term nature of the loan.

(c) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In May 2017, The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting (ASU 2017-09). This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2017 and December 31, 2016:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. government and agency securities	$199,665	$561	$1,343	$198,883
Foreign government	2,027	35	—	2,062
States, municipalities and political subdivisions	197,408	2,154	547	199,015
Public utilities	19,079	175	46	19,208
Corporate securities	273,613	2,298	618	275,293
Asset backed securities	20,541	22	7	20,556
Redeemable preferred stocks	1,191	30	55	1,166
Total fixed maturities	713,524	5,275	2,616	716,183
Mutual funds	28,696	75	223	28,548
Public utilities	2,591	270	49	2,812
Other common stocks	19,804	6,739	110	26,433
Non-redeemable preferred stocks	1,557	81	—	1,638
Total equity securities	52,648	7,165	382	59,431
Other long-term investments	7,506	342	—	7,848
Total investments	$773,678	$12,782	$2,998	$783,462

December 31, 2016
U.S. government and agency securities	$151,656	$189	$1,893	$149,952
Foreign government	2,031	30	—	2,061
States, municipalities and political subdivisions	170,636	1,027	2,551	169,112
Public utilities	7,687	116	73	7,730
Corporate securities	164,424	1,238	1,126	164,536
Redeemable preferred stocks	1,182	5	62	1,125
Total fixed maturities	497,616	2,605	5,705	494,516
Public utilities	1,343	164	—	1,507
Other common stocks	19,815	4,552	319	24,048
Non-redeemable preferred stocks	2,916	10	83	2,843
Total equity securities	24,074	4,726	402	28,398
Other long-term investments	5,493	267	27	5,733
Total investments	$527,183	$7,598	$6,134	$528,647

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six month periods ended June 30, 2017 and 2016:

	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$41	$6,310	$243	$11,040
Equity securities	7	19	24	10,769
Total realized gains	48	6,329	267	21,809
Fixed maturities	(170)	13,848	(96)	3,866
Equity securities	(10)	100	(69)	10,999
Total realized losses	(180)	13,948	(165)	14,865
Net realized investment gains (losses)	$(132)	$20,277	$102	$36,674

Six Months Ended June 30,
Fixed maturities	$140	$18,896	$1,298	$36,382
Equity securities	7	19	24	10,769
Total realized gains	147	18,915	1,322	47,151
Fixed maturities	(620)	37,396	(774)	13,028
Equity securities	(10)	100	(176)	17,008
Total realized losses	(630)	37,496	(950)	30,036
Net realized investment gains (losses)	$(483)	$56,411	$372	$77,187

The table below summarizes our fixed maturities at June 30, 2017 by contractual maturity periods. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	June 30, 2017
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$69,381	9.7%	$69,331	9.7%
Due after one year through five years	393,536	55.2%	394,736	55.1%
Due after five years through ten years	234,739	32.9%	236,103	33.0%
Due after ten years	15,868	2.2%	16,013	2.2%
Total	$713,524	100.0%	$716,183	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturities	$4,087	$2,343	$6,585	$4,442
Equity securities	345	204	565	467
Cash and cash equivalents	90	32	160	49
Other investments	109	143	261	156
Other assets	6	5	17	9
Investment income	4,637	2,727	7,588	5,123
Investment expenses	(19)	(131)	(269)	(205)
Net investment income	$4,618	$2,596	$7,319	$4,918

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. government and agency securities	168	$1,154	$102,522	21	$189	$5,858
States, municipalities and political subdivisions	102	483	74,197	4	64	4,717
Public utilities	12	46	3,080	—	—	—
Corporate securities	195	601	83,816	1	17	1,025
Asset backed securities	19	7	13,848	—	—	—
Redeemable preferred stocks	—	—	—	3	55	310
Total fixed maturities	496	2,291	277,463	29	325	11,910
Mutual Fund	1	223	24,767	—	—	—
Public utilities	5	22	594	5	27	381
Other common stocks	11	61	1,463	4	49	442
Total equity securities	17	306	26,824	9	76	823
Total	513	$2,597	$304,287	38	$401	$12,733

December 31, 2016
U.S. government and agency securities	186	$1,893	$111,216	—	$—	$—
States, municipalities and political subdivisions	201	2,551	136,360	—	—	—
Public utilities	8	73	2,222	—	—	—
Corporate securities	215	1,100	88,605	1	26	1,021
Redeemable preferred stocks	7	62	764	—	—	—
Total fixed maturities	617	5,679	339,167	1	26	1,021
Other common stocks	16	140	2,450	17	179	1,732
Non-redeemable preferred stocks	12	52	1,830	7	31	369
Total equity securities	28	192	4,280	24	210	2,101
Other long-term investments	1	27	987	—	—	—
Total	646	$5,898	$344,434	25	$236	$3,122
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

During the three and six months ended June 30, 2017 and 2016, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2017 and December 31, 2016. Changes in interest rates subsequent to June 30, 2017 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of June 30, 2017.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
June 30, 2017
U.S. government and agency securities	$198,883	$—	$198,883	$—
Foreign government	2,062	—	2,062	—
States, municipalities and political subdivisions	199,015	—	199,015	—
Public utilities	19,208	—	19,208	—
Corporate securities	275,293	—	275,293	—
Asset backed securities	20,556	—	20,556	—
Redeemable preferred stocks	1,166	1,166	—	—
Total fixed maturities	716,183	1,166	715,017	—
Mutual funds	28,548	28,548	—	—
Public utilities	2,812	2,812	—	—
Other common stocks	26,433	26,433	—	—
Non-redeemable preferred stocks	1,638	1,638	—	—
Total equity securities	59,431	59,431	—	—
Other long-term investments	7,848	300	6,852	696
Total investments	$783,462	$60,897	$721,869	$696

December 31, 2016
U.S. government and agency securities	$149,952	$—	$149,952	$—
Foreign government	2,061	—	2,061	—
States, municipalities and political subdivisions	169,112	—	169,112	—
Public utilities	7,730	—	7,730	—
Corporate securities	164,536	—	164,536	—
Redeemable preferred stocks	1,125	1,125	—	—
Total fixed maturities	494,516	1,125	493,391	—
Public utilities	1,507	1,507	—	—
Other common stocks	24,048	24,048	—	—
Non-redeemable preferred stocks	2,843	2,843	—	—
Total equity securities	28,398	28,398	—	—
Other long-term investments	5,733	300	3,735	1,698
Total investments	$528,647	$29,823	$497,126	$1,698

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

The table below presents the rollforward of our Level 3 investments held at fair value during the six months ended June 30, 2017:

Other Investments
December 31, 2016	$1,698
Transfers in	—
Transfers out	(990)
Partnership income	25
Return of capital	(139)
Unrealized gains in accumulated other comprehensive income	102
June 30, 2017	$696

We are responsible for the determination of fair value and the supporting assumptions and methodologies. We have implemented a system of processes and controls designed to provide assurance that our assets and liabilities are appropriately valued. For fair values received from third parties, our processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first six months of 2017, we transferred one investment from a Level 3 to a Level 2 investment, due to changes in the availability of market observable inputs. We used unobservable inputs to derive our estimated fair value for Level 3 investments, and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $7,548,000. We have fully funded our investments in DCR Mortgage Partners VI, L.P. (DCR VI), DCR Mortgage Partners VII, L.P. (DCR VII), and RCH Mortgage Fund VI Investors, L.P. (RCH); however, we are still obligated to fund an additional $342,000 and $665,000 for our investments in Kayne Anderson Senior Credit Fund II, L.P. (Kayne) and Blackstone Alternative Solutions 2015 Trust (Blackstone), respectively. The information presented in the table below is as of June 30, 2017.

	Initial Investment	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
DCR Mortgage Partners VI, L.P.	$310	$354	$342	$—	$696
Total Level 3 limited partnership investments	310	354	342	—	696
Kayne Senior Credit Fund II, L.P.	1,658	1,491	—	—	1,491
DCR Mortgage Partners VII, L.P.	4,000	4,036	—	—	4,036
RCH Mortgage Fund VI Investors, LP	1,000	990	—	—	990
Blackstone Alternative Solutions 2015 Trust	365	335	—	—	335
Total Level 2 limited partnership investments	7,023	6,852	—	—	6,852
Total limited partnership investments	$7,333	$7,206	$342	$—	$7,548
Other short-term investments	300	300	—	—	300
Total other investments	$7,633	$7,506	$342	$—	$7,848

The following table summarizes the quantitative impact that the significant unobservable inputs used to estimate the fair value of our Level 3 investment has on the estimated fair value on our investment shown in the tables above. Due to Kayne, DCR VII, RCH, and Blackstone being carried at cost, we have excluded them from the table below. The DCR VI investment was valued using a duration of 60 months for both periods presented below.

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
June 30, 2017
DCR VI	$(46)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%

December 31, 2016
DCR VI	$(56)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

4)	ACQUISITIONS AND MERGERS

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

AmCo Holding Company

On April 3, 2017, the Company completed its merger with AmCo. The transaction was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock, $0.0001 par value per share, as merger consideration to the equity holders of RDX Holding, LLC, a Delaware limited liability company. The acquisition of AmCo supported the Company's growth strategy and further strengthened the Company's overall position in the commercial property and casualty insurance market.

The operations of AmCo are included in our Unaudited Consolidated Statements of Comprehensive Income effective April 3, 2017. We have one year from the acquisition date to finalize the allocation of the purchase price of AmCo and its subsidiaries. The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$95,284
Investments	222,920
Premium and agents' receivable	31,439
Reinsurance recoverable	20,230
Prepaid reinsurance premiums	22,544
Intangible assets	30,286
Insurance contract asset	33,812
Goodwill	46,109
Other assets	25,932
Unpaid losses and loss adjustment expenses	(60,529)
Unearned premiums	(128,824)
Reinsurance payable	(22,406)
Deferred taxes	(15,046)
Other liabilities	(27,367)
Total purchase price	$274,384

The unaudited pro forma financial information below has been prepared as if the AmCo merger had taken place on January 1, 2017 and January 1, 2016, respectively. The unaudited pro forma financial information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2017 or January 1, 2016, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	Six Months Ended June 30,
	2017			2016
	As	Pro Forma		As	Pro Forma
	Reported	Adjustments	Pro Forma	Reported	Adjustments	Pro Forma
Revenues	$300,706	$38,096	$338,802	$228,482	$98,384	$326,866

Net income	$11,156	$6,712	$17,868	$12,792	$21,686	$34,478

Diluted earnings per share	$0.35	$—	$0.42	$0.59	$—	$0.81

Interboro Insurance Company

On April 29, 2016, we completed the acquisition of IIC. The purchase price for IIC consisted of $48,450,000 in cash, $8,550,000 in a note payable and an accrued liability for $3,471,000 paid during July 2016. The acquisition of IIC supported

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

the Company's growth strategy and further strengthened the Company's overall position in the property and casualty insurance market in the state of New York.

The operations of IIC are included in our Unaudited Consolidated Statements of Comprehensive Income effective April 29, 2016. We had one year from the acquisition date to finalize the allocation of the purchase price of IIC. The final purchase price allocation is as follows:

Cash and cash equivalents	$15,554
Investments	66,527
Premium and agents' receivable	3,186
Reinsurance receivable	1,042
Intangible assets	5,877
Insurance contract asset	8,334
Goodwill	10,157
Other assets	3,980
Deferred taxes	575
Unpaid losses and loss adjustment expenses	(24,967)
Unearned premiums	(26,243)
Advanced premiums	(1,472)
Other liabilities	(2,079)
Total purchase price	$60,471

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and six month periods ended June 30, 2017 and June 30, 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common stockholders	$7,257	$9,841	$11,156	$12,792

Denominator:
Weighted-average shares outstanding	41,799,041	21,423,739	31,691,267	21,385,220
Effect of dilutive securities	228,972	207,338	223,292	199,067
Weighted-average diluted shares	42,028,013	21,631,077	31,914,559	21,584,287

Basic earnings per share	$0.17	$0.46	$0.35	$0.60
Diluted earnings per share	$0.17	$0.45	$0.35	$0.59

See Note 16 for additional information on the stock grants related to dilutive securities.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2017	December 31, 2016
Land	$2,114	$2,114
Building and building improvements	5,502	5,502
Computer hardware and software	18,029	14,699
Office furniture and equipment	3,121	2,652
Total, at cost	28,766	24,967
Less: accumulated depreciation and amortization	(9,143)	(7,107)
Property and equipment, net	$19,623	$17,860

Depreciation and amortization expense under property and equipment was $1,421,000 and $593,000 for the three months ended June 30, 2017 and 2016, respectively, and $2,036,000 and $1,215,000 for the six months ended June 30, 2017 and 2016, respectively.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 and 2016 are as follows:

	June 30
	2017	2016
Balance at beginning of period	$14,254	$3,413
Acquisitions	46,109	10,841
Adjustments to finalize purchase price allocation	(684)	—
Impairment	—	—
Balance at end of period	$59,679	$14,254

Using a qualitative assessment, we completed our most recent goodwill impairment testing during the fourth quarter of 2016 and determined that there was no impairment in the value of the asset as of December 31, 2016.

No impairment loss in the value of goodwill or goodwill amortization expense was recognized during the six months ended June 30, 2017. Additionally, there was no accumulated impairment or accumulated amortization related to goodwill at June 30, 2017 or December 31, 2016.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets at June 30, 2017 and December 31, 2016:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2017
Amortizing intangible assets
VOBA	0.8	$42,788	$(17,428)	$25,360
Agency agreements acquired	8.4	34,661	(4,422)	30,239
Trade names acquired	6.5	6,381	(587)	5,794
Non-amortizing intangible assets
Licenses acquired		3,555	—	3,555
Total		$87,385	$(22,437)	$64,948

December 31, 2016
Amortizing intangible assets
VOBA	0.3	$8,975	$(7,867)	$1,108
Agency agreements acquired	3.8	10,284	(2,784)	7,500
Trade names acquired	2.1	720	(264)	456
Non-amortizing intangible assets
Licenses acquired		3,307	—	3,307
Total		$23,286	$(10,915)	$12,371

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and six months ended June 30, 2017 and June 30, 2016.
Amortization expense of our intangible assets was $10,167,000 and $11,522,000 for the three and six months ended June 30, 2017, respectively. Amortization expense of our intangible assets was $3,066,000 and $3,352,000 for the three and six months ended June 30, 2016, respectively.
Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining 2017	$20,232
2018	13,920
2019	5,355
2020	4,267
2021	3,555
2022	3,246

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

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

Effective June 1, 2017, UPC Insurance, through our wholly owned insurance subsidiaries UPC, ACIC, FSIC and IIC, entered into reinsurance agreements with several private reinsurers and with the Florida State Board of Administration (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF). These agreements provide coverage for catastrophe losses from named or numbered windstorms and earthquakes in all states UPC operates except for the FHCF agreement which only provides coverage in Florida against storms that the National Hurricane Center designates as hurricanes.

Highlights of the coverage embedded these contracts include:

•	More frequency and severity protection than in any prior year, with an overall program exhaustion point of $2,747,500,000;

◦	Sufficient coverage for a single 1-in-400 year event (AIR Touchstone v3.1 Standard Event Set);

◦	Sufficient coverage for a 1-in-100 year event followed by a 1-in-50 year event in the same season;

•
Group retention of $55,000,000 for a first event and $30,000,000 for a second and subsequent events including a $5,000,000 retention related to our captive reinsurer BlueLine Cayman Holding; this represents approximately 11% of group equity for a first event, lower than in any prior year for UPC Insurance;

•	Realized cost synergies by placing a combined program with American Coastal that surpassed our previously stated goal of $20,000,000 annually;

•
Coverage from 43 reinsurers with 70% of the open market limit placed on a fully collateralized basis to mitigate credit risk; carriers providing uncollateralized limit have minimum A.M. Best financial strength ratings of A-;

•	Approximately $87,500,000 of multi-year limit; and

•	Coverage expanded to include the entire life of a Hurricane in lieu of an hours clause

For the FHCF Reimbursement Contracts effective June 1, 2017, UPC Insurance has elected a 45% coverage for all its insurance subsidiaries with Florida exposure. We estimate the mandatory FHCF layer will provide approximately $789,000,000 of aggregate coverage with varying retentions and limits among the three FHCF contracts that all inure to the benefit of the open market coverage secured from private reinsurers.

The $1,928,000,000 of aggregate open market catastrophe reinsurance coverage is structured into multiple layers with a cascading feature that all layers drop down as layers below them are exhausted. Any remaining unused layer protection drops down for subsequent events until exhausted, ensuring there are no potential gaps in coverage up to the $2,747,500,000 program exhaustion point.

The total cost of the 2017-18 catastrophe reinsurance program is estimated to be $314,169,000.

Effective December 1, 2016, UPC Insurance, through our wholly owned insurance subsidiary, UPC, entered into a quota share reinsurance agreement (the "quota share agreement") with private reinsurers. Also, effective January 1, 2017, we renewed our aggregate excess of loss reinsurance agreement (the "aggregate excess of loss agreement," and, together with the quota share agreement, the "agreements") with private reinsurers. These agreements provide coverage for in-force, new and renewal business. The quota share agreement provides coverage only for UPC, while the aggregate excess of loss agreement provides coverage for UPC, ACIC, FSIC, and IIC. These new reinsurance programs are designed to work in conjunction with our catastrophe excess of loss reinsurance program to provide us broad risk transfer protection and to lessen financial volatility.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

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

The aggregate excess of loss agreement provides coverage only for other-catastrophe perils. Under this agreement, for other-catastrophe losses in excess of $1,000,000 but less than $15,000,000, UPC will retain, in the aggregate, 100% of those losses up to $30,000,000. The reinsurers will then be liable for all losses excess of $30,000,000 in the aggregate not to exceed an annual aggregate limit of $30,000,000. This program was placed at 85% rather than 100% because of the quota share agreement reinsurers' participation in paying other-catastrophe losses after the $30,000,000 retention. We have now met the $30,000,000 retention under this reinsurance program, which means the next $30,000,000 of catastrophe losses, other than named windstorms or earthquakes, incurred during the remainder of 2017 will be ceded to third party reinsurers up to the $60,000,000 exhaustion point.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Excess-of-loss	$(342,868)	$(177,970)	$(372,467)	$(182,027)
Equipment & identity theft	(2,596)	(2,201)	(4,669)	(3,777)
Novation of auto policies (1)	—	(2,396)	—	(2,396)
Flood	(5,369)	(4,920)	(8,760)	(7,963)
Ceded premiums written	$(350,833)	$(187,487)	$(385,896)	$(196,163)
Increase in ceded unearned premiums	248,867	137,081	209,048	100,625
Ceded premiums earned	$(101,966)	$(50,406)	$(176,848)	$(95,538)
(1) Reflects ceding of auto policy premiums to Maidstone Insurance Company as part of the settlement of the novation agreement entered into at the closing of the Interboro Insurance Company transaction.

Current year catastrophe losses by the event magnitude are shown in the following table for the three and six months ended June 30, 2017 and 2016.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

	2017			2016
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
$ 1 million to $5 million(2)	6	$17,110	10.8%	4	$5,688	5.0%
Less than $1 million(3)	9	4,688	2.9%	12	(1,968)	(1.7)%
Total	15	$21,798	13.7%	16	$3,720	3.3%

Six Months Ended June 30,
Current period catastrophe losses incurred
$ 5 million to $10 million(4)	1	$6,963	2.6%	—	$—	—%
$ 1 million to $5 million(5)	8	21,056	7.9%	9	14,789	6.9%
Less than $1 million(6)	6	4,391	1.6%	7	3,987	1.8%
Total	15	$32,410	12.1%	16	$18,776	8.7%

(1)
Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE number of events includes the development on storms during both the three and six months ended June 30, 2017. During the second quarter of 2017, we incurred losses and LAE from ten new storms.

(2)
Reflects 2017 losses from Florida, Gulf, and Southeast region hail and wind storms, thunderstorms, and tornadoes, including development on storms which occurred during the first quarter of 2017. Reflects 2016 losses from Florida tornadoes, Texas hail and a Florida windstorm in 2016.

(3) Reflects 2017 losses from hail and wind storms in Texas and Louisiana, as well as from Tropical Storm Cindy. Reflects 2016 losses from Florida tornadoes, a Florida windstorm, and Texas hail.

(4)	Reflects 2017 losses from a Gulf region thunderstorm in January 2017.
(5) Reflects 2017 losses from Florida, Gulf, and Southeast region hail and wind storms, thunderstorms, and tornadoes. Reflects 2016 losses from Tropical Storm Colin, Texas spring storms and flooding, Winter Storm Olympia, and Florida tornadoes.
(6) Reflects 2017 losses from hail and wind storms in Texas and Louisiana, as well as from Tropical Storm Cindy. Reflects 2016 losses from Florida tornadoes, a Florida windstorm, and Texas hail as well as development on Florida tornadoes that occurred in the first quarter of 2016.

We collected cash recoveries under our reinsurance agreements totaling $18,081,000 and $591,000 for the three month periods ended June 30, 2017 and 2016, respectively, and $20,565,000 and $857,000 for the six month periods ended June 30, 2017 and 2016, respectively.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $303,000 and $256,000 for the three month periods ended June 30, 2017 and 2016, respectively, and $597,000 and $502,000 for the six month periods ended June 30, 2017 and 2016, respectively.

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE
We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for IBNR claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the six months ended June 30, 2017 and June 30, 2016 on a GAAP basis:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

	June 30,
	2017	2016
Balance at January 1	$140,855	$76,792
Less: reinsurance recoverable on unpaid losses	18,724	2,114
Net balance at January 1	$122,131	$74,678

Acquisition of IIC reserves	—	22,576
Acquisition of AMCO reserves (net of reinsurance recoverables of $19,945)	40,583	—

Incurred related to:
Current year	152,061	121,693
Prior years	(1,790)	5,176
Total incurred	$150,271	$126,869
Paid related to:
Current year	91,732	78,634
Prior years	69,878	42,251
Total paid	$161,610	$120,885

Net balance at June 30	$151,375	$103,238
Plus: reinsurance recoverable on unpaid losses	53,319	13,775
Balance at June 30	$204,694	$117,013

Composition of reserve for unpaid losses and LAE:
Case reserves	$94,608	$67,388
IBNR reserves	110,086	49,625
Balance at June 30	$204,694	$117,013

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

10)    LONG-TERM DEBT

Florida State Board of Administration Note Payable

Our long-term debt at June 30, 2017 included a note payable to the Florida State Board of Administration (SBA note). At June 30, 2017 and December 31, 2016, we owed $10,882,000 and $11,176,000, respectively, on the note and the interest rate was 2.42% and 1.56%, respectively. During the three months ended June 30, 2017, we did not make any payments of principal or interest. However, during the six months ended June 30, 2017, we paid $294,000 and $70,000 of principal and interest, respectively. All other terms and conditions of the note remain as described in our 2016 Form 10-K.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

The SBA note requires UPC to maintain surplus as regards policyholders at or above a calculated level, which was $23,000,000 at June 30, 2017. Each quarter, we monitor the surplus as regards policyholders for all of our insurance affiliates and, for various reasons, we occasionally provide additional capital to our insurance affiliates.

Our SBA note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.31% at the end of June 2017. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which is 2.42% at the end of June 2017. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2017, we were in compliance with the covenants as specified in the SBA note.

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

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T note) with the intent to use the funds to purchase, renovate, furnish and equip our home office. The note bears interest at 1.65% in excess of the one-month LIBOR. The interest rate resets monthly and was 2.69% at June 30, 2017. Principal and interest are payable monthly. During the three months ended June 30, 2017, we paid $87,000 and $34,000 of principal and interest, respectively, and during the six months ended June 30, 2017, we paid $173,000 and $64,000 of principal and interest, respectively. At June 30, 2017 and December 31, 2016, we owed $4,824,000 and $4,998,000, respectively, on the note.

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

In the event of default, BB&T, may among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our home office which has been pledged to the bank as security for the loan. At June 30, 2017, we were in compliance with the covenants as specified in the BB&T note.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

Senior Notes Payable

On December 5, 2016, we issued $30,000,000 of senior notes pursuant to an Indenture (the "Indenture") dated as of December 5, 2016, by and between the Company and private investors. During the three and six months ended June 30, 2017, we paid $516,000 and $998,000 of interest, respectively.

The notes bear interest at a floating rate equal to the three month LIBOR plus 5.75% per annum with interest payable quarterly in arrears. The interest rate resets quarterly and was 6.88% at June 30, 2017. The notes will mature 10 years after the issue date, have no scheduled amortization, and may be redeemed at par any time without a pre-payment penalty.

The Indenture contains customary event of default provisions. It also contains covenants that, among other things, restrict the Company's ability to incur indebtedness without first providing written notification and receiving approval from the majority of the holders of the notes, limit the Company's ability to create, incur or assume liens other than permitted liens that secure any indebtedness on any asset or property of the Company, require the Company to maintain reinsurance coverage during the life of the notes, and maintain a maximum debt to capital ratio of 20% beginning from December 31, 2017. At June 30, 2017, we were in compliance with the covenants as specified in the senior notes.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debts instruments described above, during the year ended June 30, 2017:

2017
Balance at January 1,	$549
Additions	—
Amortization	(57)
Balance at June 30,	$492

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

At June 30, 2017, we were not involved in any material non-claims-related legal actions.

See Note 10 for information regarding commitments related to long-term debt, and Note 12 for commitments related to regulatory actions.

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance affiliates, UPC, ACIC, FSIC and IIC are domiciled in Florida, Florida, Hawaii and New York, respectively. At June 30, 2017, and during the three and six months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

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

Our insurance affiliates must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

GAAP. For the three and six month periods ended June 30, 2017 and 2016, UPC, ACIC, FSIC and IIC recorded the following amounts of statutory net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
UPC	$(5,940)	$(8,152)	$(11,979)	$(9,324)
ACIC (1)	$5,694	N/A	$11,814	N/A
FSIC	$(2,200)	$87	$737	$183
IIC	$1,939	5,837	$4,018	8,187
(1) There is not a reportable value for ACIC for the three and six months ended June 30, 2016 as we did not own the company until April 2017.

Our insurance affiliates must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. The table below shows the minimum capital and surplus requirements, as well as the amount of surplus as regards policyholders for our regulated entities at June 30, 2017 and December 31, 2016, respectively.

	Minimum Requirement	June 30, 2017	December 31, 2016
UPC (1)	$46,614	$153,111	$155,587
ACIC (1)(2)	$17,828	$155,979	N/A
FSIC	$3,250	$18,804	$16,269
IIC	$4,700	$45,442	$40,442
(1) UPC and ACIC are required to maintain capital and surplus equal to the greater of 10% of their total liabilities or $5,000,000.
(2) There is not a reportable value for ACIC as of December 31, 2016 as we did not own the company until April 2017.

13)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance. During the three months ended June 30, 2017 and 2016, Groelle & Salmon, PA billed us approximately $775,000 and $513,000, respectively. During the six months ended June 30, 2017 and 2016, Groelle & Salmon, PA billed us approximately $1,643,000 and $1,109,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $388,000 and $257,000, for the three months ended June 30, 2017 and 2016, respectively, and approximately $822,000 and $555,000, for the six months ended June 30, 2017 and 2016, respectively.

AmRisc, a Managing General Underwriter, handles the underwriting, claims processing, premium collection and reinsurance review for the Company. R. Daniel Peed, Vice Chairman of our Board of Directors, beneficially owns approximately 7.7% of AmRisc and is also the Chief Executive Officer of AmRisc.
In accordance with the managing general agent underwriting contract with AmRisc, we recorded $110,310,000 of gross written premiums for the three months ended June 30, 2017, resulting in fees and commission (including a profit commission) of $16,823,000 due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $1,772,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three months ended June 30, 2017. We also incurred $16,000 during that period for rent under a sublease agreement with AmRisc.
Net premiums receivable (net of commissions) of $46,929,000 were due from AmRisc as of June 30, 2017. These premiums are paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

14)    ACCUMULATED OTHER COMPREHENSIVE INCOME

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

We report changes in other comprehensive income items within comprehensive income on the Unaudited Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2016	$1,464	$(642)	$822
Changes in net unrealized gains on investments	7,837	(2,971)	4,866
Reclassification adjustment for realized losses	483	(186)	297
June 30, 2017	$9,784	$(3,799)	$5,985

15)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands except per share amounts):

	Six Months Ended June 30,
	2017		2016
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$1,301	$0.05	$1,076
Second Quarter	$0.06	$2,561	$0.06	$1,300

On April 3, 2017, we completed the acquisition of AmCo Holding Company by issuing 20,956,355 shares of our common stock as payment of the initial purchase price. See Note 4 for additional information on this acquisition.

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our Board of Directors. Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of June 30, 2017, we had not issued any shares of preferred stock.

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

We granted 65,000 and 155,122 shares of restricted common stock during the three and six month periods ended June 30, 2017, respectively, which had weighted-average grant date fair values of $14.91 and $15.57 per share, respectively. We granted 65,000 and 111,205 shares of restricted common stock during the three and six month periods ended June 30, 2016, respectively, which had a weighted-average grant date fair values of $16.61 and $17.03 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	169,642	$16.87
Granted	155,122	15.57
Less: Forfeited	17,087	14.08
Less: Vested	103,883	16.34
Outstanding as of June 30, 2017	203,794	$16.39

We had approximately $1,766,000 of unrecognized stock compensation expense on June 30, 2017 related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $410,000 and $786,000 of stock-based compensation expense during the three and six month periods ended June 30, 2017, respectively. We recognized $208,000 and $405,000 of stock-based compensation expense during the three and six month periods ended June 30, 2016, respectively.

We had approximately $831,000 of unrecognized director stock-based compensation expense at June 30, 2017 related to non-vested director stock-based compensation granted, that we expect to recognize ratably until the 2018 Annual Meeting of Stockholders. We recognized $242,000 and $508,000 of director stock-based compensation expense during the three and six months ended June 30, 2017, respectively. We recognized $264,000 and $526,000 of director stock-based compensation expense during the three and six months ended June 30, 2017, respectively.

17)    SUBSEQUENT EVENTS

On August 7, 2017, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on August 28, 2017, to stockholders of record on August 21, 2017.

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

EXECUTIVE SUMMARY

Overview

United Insurance Holdings Corp. serves as the holding company for UPC and its affiliated companies. We conduct our business principally through ten wholly owned operating subsidiaries: UPC, ACIC, FSIC, IIC, United Insurance Management, L.C., AmCo, BlueLine Cayman Holdings, Family Security Underwriters, LLC, Skyway Claims Services, LLC (our claims adjusting affiliate), and UPC Re (our reinsurance affiliate). Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

UPC Insurance is primarily engaged in the homeowners' and commercial property and casualty insurance business in the United States. We currently write in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina and Texas, and we are licensed to write in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. Our target market currently consists of areas where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. In such areas we believe an opportunity exists for UPC Insurance to write profitable business.

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

Recent Events

On August 7, 2017, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on August 28, 2017, to stockholders of record on August 21, 2017.

On April 3, 2017, the Company successfully completed its merger with AmCo. The acquisition was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock, $0.0001 par value per share, as merger consideration to the equity holders of RDX Holding, LLC, a Delaware limited liability company.

UNITED INSURANCE HOLDINGS CORP.

2017 Highlights

($ in thousands, except per share, ratios and policies in-force)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Gross premiums written	$352,347	$210,756	$521,189	$346,712
Gross premiums earned	261,584	164,585	443,649	311,087
Net premiums earned	159,618	114,179	266,801	215,549
Total revenues	178,073	120,921	300,706	228,482
Earnings before income tax	12,650	15,210	18,588	19,540
Consolidated net income	7,257	9,841	11,156	12,792
Net income per diluted share	$0.17	$0.45	0.35	0.59

Reconciliation of net income to operating income:
Plus: Merger expenses, net of tax	4,383	399	4,481	447
Plus: Non-cash amortization of intangible assets, net of tax	7,407	2,261	8,573	2,710
Less: Realized gains (losses), net of tax	(86)	66	(314)	242
Operating income (1)	19,133	12,435	24,524	15,707
Operating income per diluted share	0.46	0.57	0.77	0.73

Book value per share			12.39	11.97
Policies in-force			488,574	414,308
(1) Operating income, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net income, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Gross premiums written	$352,347	$210,756	$521,189	$346,712
Decrease in gross unearned premiums	(90,763)	(46,171)	(77,540)	(35,625)
Gross premiums earned	261,584	164,585	443,649	311,087
Ceded premiums earned	(101,966)	(50,406)	(176,848)	(95,538)
Net premiums earned	159,618	114,179	266,801	215,549
Investment income	4,637	2,727	7,588	5,123
Net realized gains (losses)	(132)	102	(483)	372
Other revenue	13,950	3,913	26,800	7,438
Total revenue	178,073	120,921	300,706	228,482
EXPENSES:
Losses and loss adjustment expenses	86,938	62,611	150,271	126,869
Policy acquisition costs	43,320	25,721	78,756	52,753
Operating expenses	6,257	5,814	12,129	9,768
General and administrative expenses	28,176	11,497	39,509	19,430
Interest expense	752	116	1,511	191
Total expenses	165,443	105,759	282,176	209,011
Income before other income	12,630	15,162	18,530	19,471
Other income	20	48	58	69
Income before income taxes	12,650	15,210	18,588	19,540
Provision for income taxes	5,393	5,369	7,432	6,748
Net income	$7,257	$9,841	$11,156	$12,792
Net income per diluted share	$0.17	$0.45	$0.35	$0.59
Book value per share			$12.39	$11.97
Return on equity based on GAAP net income			3.5%	5.3%
Loss ratio, net (1)	54.5%	54.8%	56.3%	58.9%
Expense ratio (2)	48.7%	37.7%	48.9%	38.0%
Combined ratio (CR) (3)	103.2%	92.5%	105.2%	96.9%
Effect of current year catastrophe losses on CR	13.7%	3.3%	12.1%	8.7%
Effect of prior year development on CR	(0.8)%	0.4%	(0.7)%	1.7%
Effect of ceding commission income on CR	6.6%	0.8%	7.5%	0.8%
Underlying combined ratio (4)	83.7%	88.0%	86.3%	85.7%
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

Combined ratio excluding the effects of current year catastrophe losses, prior year reserve development and ceding commission income earned (underlying combined ratio) is a non-GAAP ratio, which is computed by subtracting the effect of current year catastrophe losses, prior year development, ceding commission income earned related to our quota share reinsurance agreement from the combined ratio. We believe that this ratio is useful to investors and it is used by management

UNITED INSURANCE HOLDINGS CORP.

to reveal the trends in our business that may be obscured by current year catastrophe losses, losses from lines in run-off, prior year development, and ceding commission income earned. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share agreement. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

Net Loss and LAE excluding the effects of current year catastrophe losses and reserve development (underlying Loss and LAE) is a non-GAAP measure which is computed by subtracting current year catastrophe losses and prior year reserve development from Loss and LAE. We use underlying loss and LAE figures to analyze our loss trends that may be impacted by current year catastrophe losses and prior year development on our reserves. As discussed previously, these two items can have a significant impact on our loss trend in a given period. The most direct comparable GAAP measure is net loss and LAE. The underlying loss and LAE measure should not be considered a substitute for net losses and LAE and does not reflect the overall profitability of our business.

Net Operating Expense excluding the effects of ceding commission income earned, merger expenses, and amortization of intangible assets (underlying expense) is a non-GAAP measure which is computed by subtracting ceding income earned related to our quota share reinsurance agreement, merger expenses and amortization from operating expenses. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share reinsurance agreement. Merger expenses are directly related to past mergers and are not reflective of current period operating performance. Similarly, amortization expense is related to the amortization of intangible assets acquired through merger and therefore the expense does not arise through normal operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is net expense ratio. The underlying expense measure should not be considered a substitute for the net expense ratio and does not reflect the overall profitability of our business.

Net Income excluding the effects of merger expenses, non-cash amortization of intangible assets and realized gains (losses), net of tax (operating income) is a non-GAAP measure which is computed by subtracting merger expenses, net of tax, amortization, net of tax, and realized gains (losses) net of tax, from net income. Merger expenses are directly related to past mergers and are not reflective of current period operating performance. Similarly, amortization expense is related to the amortization of intangible assets acquired through merger and therefore the expense does not arise through normal operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is net income. The operating income measure should not be considered a substitute for net income and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2017, we reassessed our critical accounting policies and estimates as disclosed in our 2016 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2017 COMPARED TO DECEMBER 31, 2016

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in our 2016 Form 10-K.

Investments

The primary goals of our investment strategy are to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. Limiting equity exposure limits risk and helps to preserve capital for two reasons; first, bond market returns are less volatile than stock market returns, and second, should the bond issuer enter bankruptcy liquidation, bondholders are paid first, before other expenses are paid.

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

Our cash, cash equivalents and investment portfolio totaled $1,037,633,000 at June 30, 2017, compared to $679,335,000 at December 31, 2016.

The following table summarizes our investments, by type:

	June 30, 2017		December 31, 2016
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$198,883	19.1%	$149,952	22.1%
Foreign government	2,062	0.2%	2,061	0.3%
States, municipalities and political subdivisions	199,015	19.2%	169,112	24.9%
Public utilities	19,208	1.9%	7,730	1.1%
Corporate securities	275,293	26.4%	164,536	24.2%
Asset backed securities	20,556	2.0%	—	—%
Redeemable preferred stocks	1,166	0.1%	1,125	0.2%
Total fixed maturities	716,183	68.9%	494,516	72.8%
Mutual funds	28,548	2.8%	—	—%
Public utilities	2,812	0.3%	1,507	0.2%
Other common stocks	26,433	2.5%	24,048	3.6%
Non-redeemable preferred stocks	1,638	0.2%	2,843	0.4%
Total equity securities	59,431	5.8%	28,398	4.2%
Other long-term investments	7,848	0.8%	5,733	0.8%
Total investments	783,462	75.5%	528,647	77.8%
Cash and cash equivalents	254,171	24.5%	150,688	22.2%
Total cash, cash equivalents and investments	$1,037,633	100.0%	$679,335	100.0%

We classify all of our investments as available-for-sale. Our investments at June 30, 2017 and December 31, 2016 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar

UNITED INSURANCE HOLDINGS CORP.

investment profile. At June 30, 2017, approximately 87% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 13% were corporate bonds rated “BBB” or "BB".

At June 30, 2017, securities in an unrealized loss position for a period of 12 months or longer reflected unrealized losses of $401,000; approximately $325,000 of the total related to 29 fixed maturities, while nine equity securities reflected an unrealized loss of $76,000.  We currently have no plans to sell these 38 securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at June 30, 2017. Similarly, we did not record impairment charges at December 31, 2016.

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

During the second quarter of 2017, we placed our reinsurance program for the 2017 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $2,747,500,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements were effective as of June 1, 2017, for a one-year term and incorporate the mandatory coverage required by and placed with the FHCF. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. Effective January 1, 2017, we placed a reinsurance agreement to provide coverage against accumulated losses from specified catastrophe events, that will expire on December 31, 2017.

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

Unpaid losses and loss adjustment expenses totaled $204,694,000 and $140,855,000 as of June 30, 2017 and December 31, 2016, respectively.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

Revenue

Net income for the three months ended June 30, 2017 decreased $2,584,000, or 26.3%, to $7,257,000 for the second quarter of 2017 from $9,841,000 for the same period in 2016. The decrease in net income was primarily due to increases in catastrophe losses for the second quarter of 2017 compared to the second quarter of 2016.

Our gross written premiums increased $141,591,000, or 67.2%, to $352,347,000 for the second quarter ended June 30, 2017 from $210,756,000 for the same period in 2016, primarily reflecting our merger with AmCo, as well as organic growth in new and renewal business generated in our Gulf and Florida region. The breakdown of the quarter-over-quarter changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2017	2016	Change
Direct Written and Assumed Premium by Region (1)
Florida	$199,736	$110,381	$89,355
Gulf	56,622	42,991	13,631
Northeast	40,842	32,103	8,739
Southeast	25,088	24,240	848
Total direct written premium by region	322,288	209,715	112,573
Assumed premium (2)	30,059	1,041	29,018
Total gross written premium by region	$352,347	$210,756	$141,591

Gross Written Premium by Line of Business
Personal property	$235,132	$203,634	$31,498
Commercial property	117,215	7,122	110,093
Total gross written premium by line of business	$352,347	$210,756	$141,591
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas; Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and Southeast includes Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2017 includes commercial property business assumed from an unaffiliated insurer and assumed premium for 2016 includes homeowners business from Citizens Property Insurance Corporation and Texas Windstorm Insurance Association.

	Three Months Ended June 30,
New and Renewal Policies By Region (1)	2017	2016	Change
Florida	70,098	60,619	9,479
Gulf	35,326	27,713	7,613
Northeast	30,924	23,248	7,676
Southeast	21,233	18,149	3,084
Total	157,581	129,729	27,852
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended June 30, 2017 increased $59,684,000, or 56.4%, to $165,443,000 for the second quarter of 2017 from $105,759,000 for the same period in 2016. The increase in expenses was primarily due to increased losses and loss adjustment expense, policy acquisition costs, and general and administrative expenses. The calculation of our underlying loss ratios is shown below.

	Three Months Ended June 30,
	2017	2016	Change
Net Loss and LAE	$86,938	$62,611	$24,327
% of Gross earned premiums	33.2%	38.0%	(4.8) pts
% of Net earned premiums	54.5%	54.8%	(0.3) pts
Less:
Current year catastrophe losses	$21,798	$3,720	$18,078
Prior year reserve (favorable) development	(1,264)	490	(1,754)
Underlying loss and LAE (1)	$66,404	$58,401	$8,003
% of Gross earned premiums	25.4%	35.5%	(10.1) pts
% of Net earned premiums	41.6%	51.1%	(9.5) pts
(1) Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

The calculation of our underlying expense ratios is shown below.

	Three Months Ended June 30,
	2017	2016	Change
Policy acquisition costs	$43,320	$25,721	$17,599
Operating and underwriting	6,257	5,814	443
General and administrative	28,176	11,497	16,679
Total Operating Expenses	$77,753	$43,032	$34,721
% of Gross earned premiums	29.7%	26.1%	3.6 pts
% of Net earned premiums	48.7%	37.7%	11.0 pts
Less:
Ceding commission income	$10,562	$946	9,616
Merger expenses and amortization	18,138	4,092	14,046
Underlying expense (1)	$49,053	$37,994	$11,059
% of Gross earned premiums	18.8%	23.1%	(4.3) pts
% of Net earned premiums	30.7%	33.3%	(2.6) pts
(1) Underlying Expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $24,327,000, or 38.9%, to $86,938,000 for the second quarter of 2017 from $62,611,000 for the second quarter of 2016. Loss and LAE expense as a percentage of net earned premiums decreased 0.3 points to 54.5% for the quarter, compared to 54.8% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 25.4%, a decrease of 9.7 points from 35.5% during the second quarter of 2016.

Policy acquisition costs increased $17,599,000, or 68.4%, to $43,320,000 for the second quarter of 2017 from $25,721,000 for the second quarter of 2016. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

UNITED INSURANCE HOLDINGS CORP.

Operating and underwriting expenses increased $443,000, or 7.6%, to $6,257,000 for the second quarter of 2016 from $5,814,000 for the second quarter of 2016, primarily due to increased costs related to the Company's ongoing growth.

General and administrative expenses increased $16,679,000, or 145.1%, to $28,176,000 for the second quarter of 2016 from $11,497,000 for the second quarter of 2016, primarily due to non-recurring merger expenses and amortization costs related to the merger with AmCo which occurred during the second quarter of 2017.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

Revenue

Net income for the six months ended June 30, 2017 decreased $1,636,000, or 12.8%, to $11,156,000 for the six months ended June 30, 2017 from $12,792,000 for the same period in 2016. The decrease in net income was primarily due to increases in catastrophe losses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Our gross written premiums increased $174,477,000, or 50.3%, to $521,189,000 for the six months ended June 30, 2017 from $346,712,000 for the same period in 2016, primarily reflecting our merger with AmCo, as well as organic growth in new and renewal business generated in our Gulf and Florida region. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2017	2016	Change
Direct Written and Assumed Premium by Region (1)
Florida	$275,100	$184,079	$91,021
Gulf	97,400	72,660	24,740
Northeast	71,979	49,347	22,632
Southeast	45,280	42,874	2,406
Total direct written premium by region	489,759	348,960	140,799
Assumed premium (2)	31,430	(2,248)	33,678
Total gross written premium by region	$521,189	$346,712	$174,477

Gross Written Premium by Line of Business
Personal property	$400,005	$335,725	$64,280
Commercial property	121,184	10,987	110,197
Total gross written premium by line of business	$521,189	$346,712	$174,477
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas; Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island' and Southeast includes Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2017 includes commercial property business assumed from an unaffiliated insurer and assumed premium for 2016 includes homeowners business from Citizens Property Insurance Corporation and Texas Windstorm Insurance Association.

	Six Months Ended June 30,
New and Renewal Policies By Region (1)	2017	2016	Change
Florida	115,452	103,438	12,014
Gulf	62,631	47,682	14,949
Northeast	54,219	36,326	17,893
Southeast	38,189	32,541	5,648
Total	270,491	219,987	50,504
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

UNITED INSURANCE HOLDINGS CORP.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

Expenses

Expenses for the six months ended June 30, 2017 increased $73,165,000, or 35.0%, to $282,176,000 for the six months ended June 30, 2017 from $209,011,000 for the same period in 2016. The increase in expenses was primarily due to increased policy acquisition costs, operating costs and general and administrative expenses. The calculation of our underlying loss ratios is shown below.

	Six Months Ended June 30,
	2017	2016	Change
Net Loss and LAE	$150,271	$126,869	$23,402
% of Gross earned premiums	33.9%	40.8%	(6.9) pts
% of Net earned premiums	56.3%	58.9%	(2.6) pts
Less:
Current year catastrophe losses	$32,410	$18,776	$13,634
Prior year reserve (favorable) development	(1,790)	3,676	(5,466)
Underlying loss and LAE (1)	$119,651	$104,417	$15,234
% of Gross earned premiums	27.0%	33.6%	(6.6) pts
% of Net earned premiums	44.8%	48.5%	(3.7) pts
(1) Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

The calculation of our underlying expense ratios is shown below.

	Six Months Ended June 30,
	2017	2016	Change
Policy acquisition costs	$78,756	$52,753	$26,003
Operating and underwriting	12,129	9,768	2,361
General and administrative	39,509	19,430	20,079
Total Operating Expenses	$130,394	$81,951	$48,443
% of Gross earned premiums	29.4%	26.3%	3.1 pts
% of Net earned premiums	48.9%	38.0%	10.9 pts
Less:
Ceding commission income	$20,094	$1,765	$18,329
Merger expenses and amortization	20,083	4,857	15,226
Underlying expense (1)	$90,217	$75,329	$14,888
% of Gross earned premiums	20.3%	24.2%	(3.9) pts
% of Net earned premiums	33.8%	34.9%	(1.1) pts
(1) Underlying Expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $23,402,000, or 18.4%, to $150,271,000 for the six months ended June 30, 2017 from $126,869,000 for the same period in 2016. Loss and LAE expense as a percentage of net earned premiums decreased 2.6 points to 56.3% for the year, compared to 58.9% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 27.0%, a decrease of 6.4 points from 33.6% during the six months ended June 30, 2016.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs increased $26,003,000, or 49.3%, to $78,756,000 for the six months ended June 30, 2017 from $52,753,000 for the same period in 2016. These costs vary directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating expenses increased $2,361,000, or 24.2%, to $12,129,000 for the six months ended June 30, 2017 from $9,768,000 for the same period in 2016, primarily due to increased costs related to the Company's ongoing growth.

General and administrative expenses increased $20,079,000, or 103.3%, to $39,509,000 for the six months ended June 30, 2017 from $19,430,000 for the same period in 2016, primarily due to non-recurring merger expenses and amortization costs related to the merger with AmCo which occurred during the six months ended June 30, 2016.

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

During the six month period ended June 30, 2017, we did not contribute any capital to our insurance affiliates. During the six month period ended June 30, 2016 we contributed $11,000,000 of capital to our insurance affiliates. We may make future contributions of capital to our insurance affiliates as circumstances require.

On April 3, 2017, the Company successfully completed its merger with AmCo. The acquisition was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock, $0.0001 par value per share, as merger consideration to the equity holders of RDX Holding, LLC, a Delaware limited liability company. Please refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for additional information on the merger transaction.

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

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T with the intent to use the funds to purchase, renovate, furnish and equip our home office. The note bears interest at 1.65% in excess of the one-month LIBOR. The interest rate resets monthly and was 2.69% at June 30, 2017. Please refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements for a discussion on the additional terms associated with this note.

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

Operating Activities

UNITED INSURANCE HOLDINGS CORP.

During the six months ended June 30, 2017, our operations provided cash of $58,386,000, compared to providing cash of $52,519,000 during the same period in 2016. The $5,867,000 increase in operating cash was primarily driven by an increase in cash inflows related to premiums collected of $110,639,000 and an increase in cash provided by assumptions of $36,915,000 during the first six months of 2017 compared to the same period in 2016. Additionally, cash inflows from reinsurance recoveries increased $18,491,000 during the first six months of 2017 compared to the same period last year. These increases in cash inflows were offset by increases in cash outflows related to reinsurance payments, claims payments, and operating expense payments of $77,944,000, $58,745,000, and $17,443,000, respectively, during the first six months of 2017 compared to the same period last year.

Investing Activities

During the six months ended June 30, 2017, our investing activities provided $65,109,000 of cash compared to using $3,032,000 of cash in the same period of the prior year. The increase in cash provided primarily relates to $95,284,000 of cash acquired from the merger with AmCo in the second quarter of 2017. This was offset by the net cash used in the purchase of IIC for $32,840,000 during the second quarter of 2016.

Financing Activities

During the six months ended June 30, 2017, our financing activities used cash of $20,012,000 compared to providing cash of $1,936,000 during the six months ended June 30, 2016. The increase in cash used by financing activities primarily relates to bank overdrafts of $15,682,000 during the six months ended June 30, 2017 compared to no bank overdrafts during the same period in the prior year.

We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2017, we did not have any off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at June 30, 2017:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Leases (1)	$462	$91	$223	$148	$—
Service agreements (2)	23,553	6,567	10,347	4,567	2,072
Long-term debt (3)	53,765	9,559	2,945	2,947	38,314
Employment agreements (4)	4,750	750	2,000	2,000	—
Unpaid loss and loss adjustment expenses (5)	204,694	109,716	64,587	23,787	6,604
Total	$287,224	$126,683	$80,102	$33,449	$46,990

(1)	Represents operating and capital leases for our insurance subsidiaries.
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

(5)
As of June 30, 2017, UPC, ACIC, FSIC, and IIC had unpaid loss and loss adjustment expenses (LAE) of $204,694,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last 17 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

UNITED INSURANCE HOLDINGS CORP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including risks related to changes in interest rates, the financial condition of the issuers of our fixed-maturities and equity security prices. These risks were disclosed in Part 1, Item 1A of our 2016 Form 10-K; we have material additions to that disclosure with the acquisition of AmCo Holding Company.

INTEREST RATE RISK

Our fixed-maturities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturities at June 30, 2017:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
300 basis point increase	$633,890	$(82,293)	(11.5)%
200 basis point increase	$661,324	$(54,859)	(7.7)%
100 basis point increase	$688,754	$(27,429)	(3.8)%
Fair value	$716,183	$—	—%
100 basis point decrease	$743,606	$27,423	3.8%
200 basis point decrease	$768,068	$51,885	7.2%
300 basis point decrease	$780,326	$64,143	9.0%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-maturity investments, and should not be indicative of future results. Based on our analysis, a 300 basis point decrease or increase in interest rates from the June 30, 2017 period end rates would not have a material impact on our results of operations or cash flows.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at June 30, 2017:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$133,458	18.7%	$134,318	18.8%
AA+, AA, AA-	327,743	45.9	328,059	45.7
A+, A, A-	158,449	22.2	159,227	22.2
BBB+, BBB, BBB-	92,081	12.9	92,783	13.0
BB+, BB, BB-	1,793	0.3	1,796	0.3
Total	$713,524	100.0%	$716,183	100.0%

EQUITY PRICE RISK

UNITED INSURANCE HOLDINGS CORP.

Our equity investment portfolio at June 30, 2017 consists of common stocks, mutual funds and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at June 30, 2017:

		% of Total
Stocks by Sector	Fair Value	Fair Value
Funds	$28,548	48.0%
Consumer, Non-cyclical	8,848	14.9
Industrial	6,332	10.7
Financial	4,343	7.3
Technology	3,230	5.4
Consumer, Cyclical	3,211	5.4
Utilities	2,812	4.7
Communications	890	1.5
Energy	687	1.2
Basic Materials	530	0.9
Total	$59,431	100.0%

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

During the fiscal quarter ended June 30, 2017, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three and six months ended June 30, 2017, we did not sell any unregistered equity securities.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a Florida-domiciled insurer like UPC or ACIC may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At June 30, 2017, we were in compliance with these requirements.

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

Repurchases. During the three and six months ended June 30, 2017, we did not repurchase any equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

August 9, 2017	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

August 9, 2017	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)