Form 10-K/A
period 2016-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2017-10-31
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange on March 15, 2017 is to file Exhibit 21.1 and Exhibit 23.1 to the Form 10-K, which were inadvertently omitted from the original filing due to an administrative error.

No changes have been made to our Annual Report on Form 10-K for the year ended December 31, 2016 other than the filing of Exhibit 21.1 and Exhibit 23.1 described above. This Amendment No 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of our Annual Report on Form 10-K for the year ended December 31, 2016 or modify or update in any way disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2016.

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