Form 10-Q
period 2017-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2017-11-08
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Commission File Number 001-35761
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 8, 2017; 42,753,504 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Form 10-Q, we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Quarterly Report, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q as of September 30, 2017 and for the three and nine months then ended or in documents incorporated by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated revenues, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations there of, or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

We caution you not to place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events, or otherwise. In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which prescribes when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile, and past results may not be indicative of results in future periods.

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $715,374 and $497,616, respectively)	$718,785	$494,516
Equity securities (adjusted cost of $52,845 and $24,074, respectively)	61,639	28,398
Other investments (amortized cost of $7,835 and $5,493, respectively)	8,157	5,733
Total investments	$788,581	$528,647
Cash and cash equivalents	280,268	150,688
Accrued investment income	5,229	3,735
Property and equipment, net	19,344	17,860
Premiums receivable, net	70,019	38,883
Reinsurance recoverable on paid and unpaid losses	489,348	24,028
Prepaid reinsurance premiums	285,121	132,564
Goodwill	59,679	14,254
Deferred policy acquisition costs	101,314	65,473
Intangible assets	55,109	12,371
Other assets	29,210	11,183
Total Assets	$2,183,222	$999,686
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$682,161	$140,855
Unearned premiums	577,805	372,223
Reinsurance payable	241,768	99,891
Other liabilities	127,153	91,215
Notes payable	53,119	54,175
Total Liabilities	$1,682,006	$758,359
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 42,953,087 and 21,858,697 issued; 42,741,004 and 21,646,614 outstanding for 2017 and 2016, respectively	4	2
Additional paid-in capital	375,666	99,353
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	7,678	822
Retained earnings	118,299	141,581
Total Stockholders' Equity	$501,216	$241,327
Total Liabilities and Stockholders' Equity	$2,183,222	$999,686

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE:
Gross premiums written	$267,219	$194,341	$788,408	$541,053
Decrease (increase) in gross unearned premiums	782	(20,821)	(76,758)	(56,446)
Gross premiums earned	268,001	173,520	711,650	484,607
Ceded premiums earned	(115,507)	(53,299)	(292,355)	(148,837)
Net premiums earned	152,494	120,221	419,295	335,770
Investment income	4,901	2,663	12,489	7,786
Net realized gains (losses)	(71)	106	(554)	478
Other revenue	13,804	4,212	40,604	11,650
Total revenue	171,128	127,202	471,834	355,684
EXPENSES:
Losses and loss adjustment expenses	143,127	72,746	293,398	199,615
Policy acquisition costs	46,546	31,333	125,302	84,086
Operating expenses	6,891	5,558	19,020	15,326
General and administrative expenses	19,316	12,329	58,825	31,759
Interest expense	771	206	2,282	397
Total expenses	216,651	122,172	498,827	331,183
Income (loss) before other income	(45,523)	5,030	(26,993)	24,501
Other income	36	11	94	80
Income (loss) before income taxes	(45,487)	5,041	(26,899)	24,581
Provision for income taxes	(17,475)	1,618	(10,043)	8,366
Net income (loss)	$(28,012)	$3,423	$(16,856)	$16,215
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	2,672	(3,495)	10,509	10,305
Reclassification adjustment for net realized investment losses (gains)	71	(106)	554	(478)
Income tax benefit (expense) related to items of other comprehensive income	(1,050)	1,298	(4,207)	(3,776)
Total comprehensive income	$(26,319)	$1,120	$(10,000)	$22,266

Weighted average shares outstanding
Basic	42,524,400	21,448,892	35,341,994	21,406,599
Diluted	42,741,004	21,643,401	35,563,032	21,604,135

Earnings per share
Basic	$(0.66)	$0.16	$(0.48)	$0.76
Diluted	$(0.66)	$0.16	$(0.47)	$0.75

Dividends declared per share	$0.06	$0.06	$0.18	$0.17

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(16,856)	$16,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,206	8,640
Bond amortization and accretion	3,663	2,621
Net realized gains (losses)	554	(478)
Provision for uncollectable premiums/over and short	205	57
Deferred income taxes, net	380	1,575
Stock based compensation	1,931	1,429
Changes in operating assets and liabilities:
Accrued investment income	(183)	155
Premiums receivable	98	2,260
Reinsurance recoverable on paid and unpaid losses	(445,090)	(11,097)
Prepaid reinsurance premiums	(130,013)	(55,890)
Deferred policy acquisition costs, net	(35,841)	(18,164)
Other assets	(12,354)	(2,301)
Unpaid losses and loss adjustment expenses	480,777	20,901
Unearned premiums	76,758	56,446
Reinsurance payable	119,471	59,036
Other liabilities	16,631	7,914
Net cash provided by operating activities	$84,337	$89,319
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	106,150	147,266
Purchases of investments available for sale	(136,319)	(146,535)
Cash from acquisition	95,284	—
Purchase of subsidiary, net of cash acquired	—	(32,840)
Cost of property, equipment and capitalized software acquired	(4,243)	(2,726)
Net cash provided by (used in) investing activities	$60,872	$(34,835)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	—	(270)
Proceeds from borrowings	—	5,200
Repayments of borrowings	(1,142)	(969)
Dividends	(6,426)	(3,675)
Bank overdrafts	(8,061)	—
Net cash (used in) provided by financing activities	$(15,629)	$286
Increase in cash	129,580	54,770
Cash and cash equivalents at beginning of period	150,688	84,786
Cash and cash equivalents at end of period	$280,268	$139,556
Supplemental Cash Flows Information
Interest paid	$2,001	$201
Income taxes paid	$4,206	$7,199
Non-cash transactions
Issuance of common stock in connection with acquisition	$274,384	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and four wholly owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our other subsidiaries include United Insurance Management, L.C. (UIM), (our managing general agent) that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC (our claims adjusting affiliate) that provides services to our insurance affiliates; UPC Re (our reinsurance affiliate) that provides a portion of the reinsurance protection purchased by our insurance affiliates, Family Security Holdings, LLC (FSH), Family Security Insurance Company, Inc. (FSIC), Interboro Insurance Company (IIC), AmCo Holding Company (AmCo), American Coastal Insurance Company (ACIC) and BlueLine Cayman Holdings (BLUE).

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

We prepared the accompanying Unaudited Consolidated Balance Sheet as of September 30, 2017, with the Audited Consolidated Balance Sheet amounts as of December 31, 2016, presented for comparative purposes, and the related Unaudited Consolidated Statements of Comprehensive Income and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10-01 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate our results for the remainder of the year or for any other future period.

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Unaudited Consolidated Balance Sheet as of September 30, 2017, our Unaudited Consolidated Statements of Comprehensive Income and our Unaudited Consolidated Statements of Cash Flows for all periods presented.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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

(b) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2017 and December 31, 2016, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and the senior notes payable approximate fair value as the interest rates are variable. The carrying amount of our note payable with Interboro, LLC approximates fair value due to the short-term nature of the loan.

(c) Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update was intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for annual periods beginning after December 15, 2016. The new guidance did not impact the way in which we account for share-based payment transactions and therefore, the adoption as of January 1, 2017 had no impact on our results of operations or financial position.

(d) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting (ASU 2017-09). This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-07 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Insurance contracts are excluded from the scope of this guidance. Under the standard, guidance is provided on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligation and transfers control of the good or service to the customer. ASU 2014-09 is effective beginning in the first quarter of 2018, with early adoption permitted. We do not intend to early adopt and note that the standard is not applicable to our insurance contracts. We do not believe that the adoption

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

of this new accounting standard will have a material impact on our consolidated financial statements and related disclosures.

3)    INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2017 and December 31, 2016:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
U.S. government and agency securities	$204,132	$618	$1,294	$203,456
Foreign government	2,025	32	—	2,057
States, municipalities and political subdivisions	194,327	2,249	429	196,147
Public utilities	19,601	205	51	19,755
Corporate securities	277,481	2,692	580	279,593
Asset backed securities	16,711	11	8	16,714
Redeemable preferred stocks	1,097	29	63	1,063
Total fixed maturities	715,374	5,836	2,425	718,785
Mutual funds	28,949	858	—	29,807
Public utilities	1,342	300	—	1,642
Other common stocks	19,804	7,790	149	27,445
Non-redeemable preferred stocks	2,750	56	61	2,745
Total equity securities	52,845	9,004	210	61,639
Other long-term investments	7,835	322	—	8,157
Total investments	$776,054	$15,162	$2,635	$788,581

December 31, 2016
U.S. government and agency securities	$151,656	$189	$1,893	$149,952
Foreign government	2,031	30	—	2,061
States, municipalities and political subdivisions	170,636	1,027	2,551	169,112
Public utilities	7,687	116	73	7,730
Corporate securities	164,424	1,238	1,126	164,536
Redeemable preferred stocks	1,182	5	62	1,125
Total fixed maturities	497,616	2,605	5,705	494,516
Public utilities	1,343	164	—	1,507
Other common stocks	19,815	4,552	319	24,048
Non-redeemable preferred stocks	2,916	10	83	2,843
Total equity securities	24,074	4,726	402	28,398
Other long-term investments	5,493	267	27	5,733
Total investments	$527,183	$7,598	$6,134	$528,647

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine month periods ended September 30, 2017 and 2016:

	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$123	$11,368	$508	$11,009
Equity securities	1	156	—	—
Total realized gains	124	11,524	508	11,009
Fixed maturities	(195)	10,517	(396)	7,635
Equity securities	—	—	(6)	17
Total realized losses	(195)	10,517	(402)	7,652
Net realized investment gains (losses)	$(71)	$22,041	$106	$18,661

Nine Months Ended September 30,
Fixed maturities	$263	$30,264	$1,806	$47,391
Equity securities	8	175	24	10,769
Total realized gains	271	30,439	1,830	58,160
Fixed maturities	(815)	47,913	(1,170)	20,663
Equity securities	(10)	100	(182)	17,025
Total realized losses	(825)	48,013	(1,352)	37,688
Net realized investment gains (losses)	$(554)	$78,452	$478	$95,848

The table below summarizes our fixed maturities at September 30, 2017 by contractual maturity periods. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2017
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$50,426	7.0%	$50,362	7.0%
Due after one year through five years	332,620	46.5%	334,135	46.5%
Due after five years through ten years	192,314	26.9%	194,266	27.0%
Due after ten years	17,043	2.4%	17,089	2.4%
Asset and mortgage backed securities	122,971	17.2%	122,933	17.1%
Total	$715,374	100.0%	$718,785	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturities	$4,111	$2,251	$10,696	$6,693
Equity securities	375	259	940	726
Cash and cash equivalents	285	38	445	87
Other investments	124	110	385	266
Other assets	6	5	23	14
Investment income	4,901	2,663	12,489	7,786
Investment expenses	(213)	(155)	(482)	(360)
Net investment income	$4,688	$2,508	$12,007	$7,426

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

For equity securities, we consider various factors, including whether we have the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis. If we lack the intent or ability to hold to recovery, or if we believe the recovery period is extended, the equity security's decline in fair value is considered other-than-temporary and is recorded in earnings.

Our portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its cost or amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using information relevant to the collectability or recovery of the security that is reasonably available. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other-than-temporary are: (1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; (2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and (3) the length of time and extent to which the fair value has been less than amortized cost or cost.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2017
U.S. government and agency securities	147	$741	$81,333	57	$553	$36,900
States, municipalities and political subdivisions	62	274	50,719	23	155	16,625
Public utilities	9	24	3,966	4	27	625
Corporate securities	152	515	77,334	21	65	3,531
Asset backed securities	16	8	10,367	—	—	—
Redeemable preferred stocks	—	—	—	3	63	308
Total fixed maturities	386	1,562	223,719	108	863	57,989
Other common stocks	9	87	765	4	62	429
Non-redeemable preferred stocks	5	6	347	6	55	877
Total equity securities	14	93	1,112	10	117	1,306
Total	400	$1,655	$224,831	118	$980	$59,295

December 31, 2016
U.S. government and agency securities	186	$1,893	$111,216	—	$—	$—
States, municipalities and political subdivisions	201	2,551	136,360	—	—	—
Public utilities	8	73	2,222	—	—	—
Corporate securities	215	1,100	88,605	1	26	1,021
Redeemable preferred stocks	7	62	764	—	—	—
Total fixed maturities	617	5,679	339,167	1	26	1,021
Other common stocks	16	140	2,450	17	179	1,732
Non-redeemable preferred stocks	12	52	1,830	7	31	369
Total equity securities	28	192	4,280	24	210	2,101
Other long-term investments	1	27	987	—	—	—
Total	646	$5,898	$344,434	25	$236	$3,122
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

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

During the three and nine months ended September 30, 2017 and 2016, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2017 and December 31, 2016. Changes in interest rates subsequent to September 30, 2017 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of September 30, 2017.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
September 30, 2017
U.S. government and agency securities	$203,456	$—	$203,456	$—
Foreign government	2,057	—	2,057	—
States, municipalities and political subdivisions	196,147	—	196,147	—
Public utilities	19,755	—	19,755	—
Corporate securities	279,593	—	279,593	—
Asset backed securities	16,714	—	16,714	—
Redeemable preferred stocks	1,063	1,063	—	—
Total fixed maturities	718,785	1,063	717,722	—
Mutual funds	29,807	29,807	—	—
Public utilities	1,642	1,642	—	—
Other common stocks	27,445	27,445	—	—
Non-redeemable preferred stocks	2,745	2,745	—	—
Total equity securities	61,639	61,639	—	—
Other long-term investments	8,157	300	7,173	684
Total investments	$788,581	$63,002	$724,895	$684

December 31, 2016
U.S. government and agency securities	$149,952	$—	$149,952	$—
Foreign government	2,061	—	2,061	—
States, municipalities and political subdivisions	169,112	—	169,112	—
Public utilities	7,730	—	7,730	—
Corporate securities	164,536	—	164,536	—
Redeemable preferred stocks	1,125	1,125	—	—
Total fixed maturities	494,516	1,125	493,391	—
Public utilities	1,507	1,507	—	—
Other common stocks	24,048	24,048	—	—
Non-redeemable preferred stocks	2,843	2,843	—	—
Total equity securities	28,398	28,398	—	—
Other long-term investments	5,733	300	3,735	1,698
Total investments	$528,647	$29,823	$497,126	$1,698

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

The table below presents the rollforward of our Level 3 investments held at fair value during the nine months ended September 30, 2017:

Other Investments
December 31, 2016	$1,698
Transfers in	—
Transfers out	(990)
Partnership income	35
Return of capital	(141)
Unrealized gains in accumulated other comprehensive income	82
September 30, 2017	$684

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first nine months of 2017, we transferred one investment from a Level 3 to a Level 2 investment, due to changes in the availability of market observable inputs. We used unobservable inputs to derive our estimated fair value for Level 3 investments, and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $7,857,000. We have fully funded our investments in DCR Mortgage Partners VI, L.P. (DCR VI) and DCR Mortgage Partners VII, L.P. (DCR VII); however, we are still obligated to fund an additional $316,000, $802,000, and $495,000 for our investments in Kayne Anderson Senior Credit Fund II, L.P. (Kayne II), Kayne Anderson Senior Credit Fund III, L.P. (Kayne III), and Blackstone Alternative Solutions 2015 Trust (Blackstone), respectively. The information presented in the table below is as of September 30, 2017.

	Initial Investment	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
DCR Mortgage Partners VI, L.P.	$301	$362	$322	$—	$684
Total Level 3 limited partnership investments	301	362	322	—	684
DCR Mortgage Partners VII, L.P.	4,000	4,056	—	—	4,056
Kayne Senior Credit Fund II, L.P.	1,684	1,444	—	—	1,444
Kayne Senior Credit Fund III, L.P.	1,198	1,198	—	—	1,198
Blackstone Alternative Solutions 2015 Trust	505	475	—	—	475
Total Level 2 limited partnership investments	7,387	7,173	—	—	7,173
Total limited partnership investments	$7,688	$7,535	$322	$—	$7,857
Other short-term investments	300	300	—	—	300
Total other investments	$7,988	$7,835	$322	$—	$8,157

The following table summarizes the quantitative impact that the significant unobservable inputs used to estimate the fair value of our Level 3 investment has on the estimated fair value on our investment shown in the tables above. Due to Kayne II, Kayne III, DCR VII, and Blackstone being carried at cost, we have excluded them from the table below. The DCR VI investment was valued using a duration of 60 months for both periods presented below.

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
September 30, 2017
DCR VI	$(44)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%

December 31, 2016
DCR VI	$(56)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

4)	ACQUISITIONS AND MERGERS

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined as if the accounting had been completed on the acquisition date.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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

The operations of AmCo are included in our Unaudited Consolidated Statements of Comprehensive Income effective April 3, 2017. We have one year from the acquisition date to finalize the allocation of the purchase price of AmCo and its subsidiaries. The preliminary purchase price allocation was as follows:

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

The unaudited pro forma financial information below has been prepared as if the AmCo merger had taken place on January 1, 2016. The unaudited pro forma financial information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2016, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	Nine Months Ended September 30,
	2017			2016
	As	Pro Forma		As	Pro Forma
	Reported	Adjustments	Pro Forma	Reported	Adjustments	Pro Forma
Revenues	$471,834	$38,096	$509,930	$355,684	$135,087	$490,771

Net income (loss)	$(16,856)	$6,712	$(10,144)	$16,215	$30,187	$46,402

Diluted earnings per share	$(0.47)	$—	$(0.24)	$0.75	$—	$1.09

Interboro Insurance Company

On April 29, 2016, we completed the acquisition of IIC. The purchase price for IIC consisted of $48,450,000 in cash, $8,550,000 in a note payable and an accrued liability for $3,471,000 paid during July 2016. The acquisition of IIC supported

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2017 and September 30, 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$(28,012)	$3,423	$(16,856)	$16,215

Denominator:
Weighted-average shares outstanding	42,524,400	21,448,892	35,341,994	21,406,599
Effect of dilutive securities	216,604	194,509	221,038	197,536
Weighted-average diluted shares	42,741,004	21,643,401	35,563,032	21,604,135

Basic earnings per share	$(0.66)	$0.16	$(0.48)	$0.76
Diluted earnings per share	$(0.66)	$0.16	$(0.47)	$0.75

See Note 16 for additional information on the stock grants related to dilutive securities.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2017	December 31, 2016
Land	$2,114	$2,114
Building and building improvements	5,502	5,502
Computer hardware and software	18,346	14,699
Office furniture and equipment	3,248	2,652
Total, at cost	29,210	24,967
Less: accumulated depreciation and amortization	(9,866)	(7,107)
Property and equipment, net	$19,344	$17,860

Depreciation and amortization expense under property and equipment was $723,000 and $605,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,759,000 and $1,820,000 for the nine months ended September 30, 2017 and 2016, respectively.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 and 2016 are as follows:

	September 30,
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

No impairment loss in the value of goodwill or goodwill amortization expense was recognized during the nine months ended September 30, 2017. Additionally, there was no accumulated impairment or accumulated amortization related to goodwill at September 30, 2017 or December 31, 2016.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets at September 30, 2017 and December 31, 2016:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

	September 30, 2017	December 31, 2016
Intangible assets subject to amortization	$51,554	$9,064
Indefinite-lived intangible assets(1)	3,555	3,307
Total	$55,109	$12,371
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2017
Value of Business Acquired	0.5	$42,788	$(25,882)	$16,906
Agency agreements acquired	8.2	34,661	(5,546)	29,115
Trade names acquired	6.2	6,381	(848)	5,533
Total		$83,830	$(32,276)	$51,554

December 31, 2016
Value of Business Acquired	0.3	$8,975	$(7,867)	$1,108
Agency agreements acquired	3.8	10,284	(2,784)	7,500
Trade names acquired	2.1	720	(264)	456
Total		$19,979	$(10,915)	$9,064

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and nine months ended September 30, 2017 and September 30, 2016.
Amortization expense of our intangible assets was $9,839,000 and $21,361,000 for the three and nine months ended September 30, 2017, respectively. Amortization expense of our intangible assets was $3,439,000 and $6,791,000 for the three and nine months ended September 30, 2016, respectively.
Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining 2017	$11,818
2018	13,920
2019	5,355
2020	4,267
2021	3,555
2022	3,246

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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
September 30, 2017

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

The aggregate excess of loss agreement provides coverage only for other-catastrophe perils. Under this agreement, for other-catastrophe losses in excess of $1,000,000 but less than $15,000,000, UPC will retain, in the aggregate, 100% of those losses up to $30,000,000. The reinsurers will then be liable for all losses excess of $30,000,000 in the aggregate not to exceed an annual aggregate limit of $30,000,000. This program was placed at 85% rather than 100% because of the quota share agreement reinsurers' participation in paying other-catastrophe losses after the $30,000,000 retention. We have now met the $30,000,000 retention under this reinsurance program, which means the next $30,000,000 of catastrophe losses in excess of our $1,000,000 retention, other than from named windstorms or earthquakes, incurred during the remainder of 2017 will be ceded to third party reinsurers up to the $60,000,000 exhaustion point.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Excess-of-loss	$(28,306)	$(476)	$(400,773)	$(182,503)
Equipment & identity theft	(2,606)	(2,359)	(7,275)	(6,136)
Novation of auto policies (1)	—	—	—	(2,396)
Flood	(5,559)	(5,006)	(14,319)	(12,969)
Ceded premiums written	$(36,471)	$(7,841)	$(422,367)	$(204,004)
Increase (decrease) in ceded unearned premiums	(79,036)	(45,458)	130,012	55,167
Ceded premiums earned	$(115,507)	$(53,299)	$(292,355)	$(148,837)
(1) Reflects ceding of auto policy premiums to Maidstone Insurance Company as part of the settlement of the novation agreement entered into at the closing of the Interboro Insurance Company transaction.

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table for the three and nine months ended September 30, 2017 and 2016.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

	2017			2016
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	4	$83,460	54.7%	3	$2,600	2.2%
All other catastrophe loss events	15	(845)	(0.6)%	15	2,509	2.0%
Total	19	$82,615	54.1%	18	$5,109	4.2%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	4	$83,724	20.0%	3	$4,069	1.2%
All other catastrophe loss events	15	31,301	7.5%	15	19,816	5.9%
Total	19	$115,025	27.5%	18	$23,885	7.1%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during both the three and nine months ended September 30, 2017. During the third quarter of 2017 we incurred losses and LAE from four new storms.

We collected cash recoveries under our reinsurance agreements totaling $20,419,000 and $9,747,000 for the three month periods ended September 30, 2017 and 2016, respectively, and $40,984,000 and $10,604,000 for the nine month periods ended September 30, 2017 and 2016, respectively.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $308,000 and $270,000 for the three month periods ended September 30, 2017 and 2016, respectively, and $905,000 and $772,000 for the nine month periods ended September 30, 2017 and 2016, respectively.

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE
We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the nine months ended September 30, 2017 and September 30, 2016 on a GAAP basis:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

	September 30,
	2017	2016
Balance at January 1	$140,855	$76,792
Less: reinsurance recoverable on unpaid losses	18,724	2,114
Net balance at January 1	$122,131	$74,678

Acquisition of IIC reserves	—	22,576
Acquisition of AMCO reserves (net of reinsurance recoverables of $19,945)	40,583	—

Incurred related to:
Current year	296,217	190,031
Prior years	(2,819)	9,585
Total incurred	$293,398	$199,616
Paid related to:
Current year	160,952	129,927
Prior years	84,497	53,437
Total paid	$245,449	$183,364

Net balance at September 30	$210,663	$113,506
Plus: reinsurance recoverable on unpaid losses	471,498	9,154
Balance at September 30	$682,161	$122,660

Composition of reserve for unpaid losses and LAE:
Case reserves	$289,938	$75,305
IBNR reserves	392,223	47,355
Balance at September 30	$682,161	$122,660

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

10)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of September 30, 2017 and December 31, 2016:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

		Effective Interest Rate	Carrying Value at
	Maturity		September 30, 2017	December 31, 2016
Senior Notes Payable	December 5, 2026	7.26%	$30,000	$30,000
Florida State Board of Administration Note Payable	July 1, 2026	2.27%	10,294	11,176
Interboro, LLC Promissory Note Payable	October 29, 2017	6.00%	8,550	8,550
BB&T Term Note Payable	May 26, 2031	2.94%	4,738	4,998
Total long-term debt			$53,582	$54,724

Senior Notes Payable

On December 5, 2016, we issued $30,000,000 of senior notes to private investors pursuant to an Indenture dated as of December 5, 2016, by and between the Company and the trustee. The notes bear interest at a floating rate equal to the three month LIBOR plus 5.75% per annum, with interest payable quarterly in arrears. The notes will mature 10 years after the issue date, have no scheduled amortization, and may be redeemed at par any time without a pre-payment penalty.

Florida State Board of Administration Note Payable

On September 22, 2006, we issued a $20,000,000, 20-year note payable to the Florida State Board of Administration (SBA note). For the first three years of the SBA note we were required to pay interest only. On October 1, 2009, we began to repay the principal in addition to interest. The note bears an annual interest rate equivalent to the 10-year U.S. Treasury Bond rate. The rate will be adjusted quarterly for the term of the SBA note based on the 10-year Constant Maturity Treasury rate.

Interboro, LLC Promissory Note Payable

On April 29, 2016, we issued an $8,550,000 promissory note to Interboro, LLC, the former parent company of IIC, as part of the purchase price paid to acquire our insurance affiliate. The note matured and was paid in October 2017.

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

Financial Covenants

The SBA note, BB&T note, and senior notes contain representations and warranties, conditions and covenants. If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. At September 30, 2017, we were in compliance with all covenants as specified in the notes. Refer to Part I; Item 2 for additional information regarding financial covenants.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the year ended September 30, 2017:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

2017
Balance at January 1,	$549
Additions	—
Amortization	(86)
Balance at September 30,	$463

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

At September 30, 2017, we were not involved in any material non-claims-related legal actions.

See Note 10 for information regarding commitments related to long-term debt, and Note 12 for commitments related to regulatory actions.

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance affiliates, UPC and ACIC, are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At September 30, 2017, and during the three and nine months then ended, our insurance affiliates met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

The National Association of Insurance Commissioners (NAIC) has Risk-Based Capital (RBC) guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida, Hawaii and New York, have enacted statutory requirements adopting the NAIC RBC guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

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

We have reported our insurance affiliates' assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three and nine month periods ended September 30, 2017 and 2016, UPC, ACIC, FSIC and IIC recorded the following amounts of statutory net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
UPC	$(14,852)	$(3,916)	$(26,831)	$(13,240)
ACIC (1)	$(2,248)	N/A	$9,566	N/A
FSIC	$(2,700)	$(933)	$(1,963)	$(750)
IIC	$(5,028)	986	$(1,010)	9,173
(1) There is not a reportable value for ACIC for the three and nine months ended September 30, 2016 as we did not own the company until April 2017.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. The table below shows the minimum capital and surplus requirements, as well as the amount of surplus as regards policyholders for our regulated entities at September 30, 2017 and December 31, 2016, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

	Minimum Requirement	September 30, 2017	December 31, 2016
UPC (1)	$48,503	$139,109	$155,587
ACIC (1)(2)	$16,891	$154,743	N/A
FSIC	$3,250	$16,624	$16,269
IIC	$4,700	$40,750	$40,442
(1) UPC and ACIC are required to maintain capital and surplus equal to the greater of 10% of their total liabilities or $5,000,000.
(2) There is not a reportable value for ACIC as of December 31, 2016 as we did not own the company until April 2017.

13)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance. During the three months ended September 30, 2017 and 2016, Groelle & Salmon, PA billed us approximately $871,000 and $756,000, respectively. During the nine months ended September 30, 2017 and 2016, Groelle & Salmon, PA billed us approximately $2,513,000 and $1,865,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $436,000 and $378,000, for the three months ended September 30, 2017 and 2016, respectively, and approximately $1,257,000 and $933,000, for the nine months ended September 30, 2017 and 2016, respectively.

AmRisc, a Managing General Underwriter, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Vice Chairman of our Board of Directors, beneficially owns approximately 7.7% of AmRisc and is also the Chief Executive Officer of AmRisc.
In accordance with the managing general agent underwriting contract with AmRisc, we recorded $41,311,000 and $151,621,000 of gross written premiums for the three and nine month periods ended September 30, 2017, resulting in fees and commission (including a profit commission) of $12,011,000 and $28,834,000, respectively, due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $640,000 and $2,412,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three and nine month periods ended September 30, 2017. We also incurred $4,000 and $20,000, respectively, during those periods for rent under a sublease agreement with AmRisc.
Net premiums receivable (net of commissions) of $17,510,000 were due from AmRisc as of September 30, 2017. These premiums are paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

14)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2016	$1,464	$(642)	$822
Changes in net unrealized gains on investments	10,509	(3,993)	6,516
Reclassification adjustment for realized losses	554	(214)	340
September 30, 2017	$12,527	$(4,849)	$7,678

15)    STOCKHOLDERS' EQUITY

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands except per share amounts):

	Nine Months Ended September 30,
	2017		2016
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$1,301	$0.05	$1,076
Second Quarter	$0.06	$2,561	$0.06	$1,300
Third Quarter	$0.06	$2,564	$0.06	$1,299

On April 3, 2017, we completed the acquisition of AmCo Holding Company by issuing 20,956,355 shares of our common stock as payment of the initial purchase price. See Note 4 for additional information on this acquisition.

We are authorized to issue 875,000 shares of "blank check" preferred stock, which may be issued from time to time in one or more series upon authorization by our Board of Directors. Our Board, without further approval of the stockholders, is authorized to fix the designations, powers, including voting powers, preferences and the relative, participating optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of September 30, 2017, we had not issued any shares of preferred stock.

16) STOCK-BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - Compensation - Stock Compensation.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

Stock-based compensation cost for restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation cost over the award’s requisite service period on a straight line basis for time-based restricted stock grants.

We granted zero shares of restricted common stock during the three month period ended September 30, 2017. We granted 155,122 shares of restricted common stock during the nine month period ended September 30, 2017, which had a weighted-average grant date fair value of $15.57 per share. We granted 1,200 and 112,405 shares of restricted common stock during the three and nine month periods ended September 30, 2016, respectively, which had weighted-average grant date fair values of $16.11 and $17.02 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	169,642	$16.87
Granted	155,122	15.57
Less: Forfeited	17,087	14.08
Less: Vested	105,083	16.34
Outstanding as of June 30, 2017	202,594	$16.39

We had approximately $1,374,000 of unrecognized stock compensation expense on September 30, 2017 related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $393,000 and $1,179,000 of stock-based compensation expense during the three and nine month periods ended September 30, 2017, respectively. We recognized $226,000 and $631,000 of stock-based compensation expense during the three and nine month periods ended September 30, 2016, respectively.

We had approximately $587,000 of unrecognized director stock-based compensation expense at September 30, 2017 related to non-vested director stock-based compensation granted, that we expect to recognize ratably until the 2018 Annual Meeting of Stockholders. We recognized $244,000 and $752,000 of director stock-based compensation expense during the three and nine months ended September 30, 2017, respectively. We recognized $272,000 and $798,000 of director stock-based compensation expense during the three and nine months ended September 30, 2016, respectively.

17)    SUBSEQUENT EVENTS

On October 27, 2017, our $8,550,000 promissory note payable to Interboro LLC matured and was paid, along with $767,000 in accrued interest.

On November 8, 2017, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on November 29, 2017, to stockholders of record on November 22, 2017.

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

EXECUTIVE SUMMARY

Overview

United Insurance Holdings Corp. serves as the holding company for UPC and its affiliated companies. We conduct our business principally through ten wholly owned operating subsidiaries: UPC, ACIC, FSIC, IIC, United Insurance Management, L.C., AmCo, BlueLine Cayman Holdings, LLC, Skyway Claims Services, LLC (our claims adjusting affiliate), and UPC Re (our reinsurance affiliate). Collectively, including United Insurance Holdings Corp., we refer to these entities as “UPC Insurance,” which is the preferred brand identification we are establishing for our Company.

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

We manage our risk of catastrophic loss primarily through sophisticated pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us with a competitive advantage as we grow our business in other states facing similar perceived threats.

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

UNITED INSURANCE HOLDINGS CORP.

2017 Highlights

($ in thousands, except per share, ratios and policies in-force)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Gross premiums written	$267,219	$194,341	$788,408	$541,053
Gross premiums earned	268,001	173,520	711,650	484,607
Net premiums earned	152,494	120,221	419,295	335,770
Total revenues	171,128	127,202	471,834	355,684
Earnings before income tax	(45,487)	5,041	(26,899)	24,581
Consolidated net income	(28,012)	3,423	(16,856)	16,215
Net income per diluted share	$(0.66)	$0.16	(0.47)	0.75

Reconciliation of net income to operating income:
Plus: Merger expenses, net of tax	8	300	4,489	747
Plus: Non-cash amortization of intangible assets, net of tax	6,736	2,510	15,309	5,220
Less: Realized gains (losses), net of tax	(46)	69	(360)	311
Operating income (1)	(21,222)	6,164	3,302	21,871
Operating income per diluted share	(0.50)	0.28	0.09	1.01

Book value per share			11.73	11.99
Policies in-force			511,471	431,731
(1) Operating income, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net income, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Gross premiums written	$267,219	$194,341	$788,408	$541,053
Decrease in gross unearned premiums	782	(20,821)	(76,758)	(56,446)
Gross premiums earned	268,001	173,520	711,650	484,607
Ceded premiums earned	(115,507)	(53,299)	(292,355)	(148,837)
Net premiums earned	152,494	120,221	419,295	335,770
Investment income	4,901	2,663	12,489	7,786
Net realized gains (losses)	(71)	106	(554)	478
Other revenue	13,804	4,212	40,604	11,650
Total revenue	171,128	127,202	471,834	355,684
EXPENSES:
Losses and loss adjustment expenses	143,127	72,746	293,398	199,615
Policy acquisition costs	46,546	31,333	125,302	84,086
Operating expenses	6,891	5,558	19,020	15,326
General and administrative expenses	19,316	12,329	58,825	31,759
Interest expense	771	206	2,282	397
Total expenses	216,651	122,172	498,827	331,183
Income before other income	(45,523)	5,030	(26,993)	24,501
Other income	36	11	94	80
Income before income taxes	(45,487)	5,041	(26,899)	24,581
Provision for income taxes	(17,475)	1,618	(10,043)	8,366
Net income	$(28,012)	$3,423	$(16,856)	$16,215
Net income per diluted share	$(0.66)	$0.16	$(0.47)	$0.75
Book value per share			$11.73	$11.99
Return on equity based on GAAP net income			3.5%	5.3%
Loss ratio, net (1)	93.9%	60.5%	70.0%	59.4%
Expense ratio (2)	47.7%	40.9%	48.4%	39.1%
Combined ratio (CR) (3)	141.6%	101.4%	118.4%	98.5%
Effect of current year catastrophe losses on CR	54.2%	4.2%	27.4%	7.1%
Effect of prior year development on CR	(0.7)%	4.9%	(0.7)%	2.9%
Effect of ceding commission income on CR	6.6%	0.9%	7.2%	0.8%
Underlying combined ratio (4)	81.5%	91.4%	84.5%	87.7%
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

Combined ratio excluding the effects of current year catastrophe losses, prior year reserve development and ceding commission income earned (underlying combined ratio) is a non-GAAP ratio, which is computed by subtracting the effect of current year catastrophe losses, prior year development, and ceding commission income earned related to our quota share reinsurance agreement from the combined ratio. We believe that this ratio is useful to investors and it is used by management

UNITED INSURANCE HOLDINGS CORP.

to reveal the trends in our business that may be obscured by current year catastrophe losses, losses from lines in run-off, prior year development, and ceding commission income earned. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share agreement. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

Operating Expense excluding the effects of ceding commission income earned, merger expenses, and amortization of intangible assets (underlying expense) is a non-GAAP measure which is computed by subtracting ceding income earned related to our quota share reinsurance agreement, merger expenses and amortization from operating expenses. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share reinsurance agreement. Merger expenses are directly related to past mergers and are not reflective of current period operating performance. Similarly, amortization expense is related to the amortization of intangible assets acquired through merger and therefore the expense does not arise through normal operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the expense ratio. The underlying expense measure should not be considered a substitute for the expense ratio and does not reflect the overall profitability of our business.

Net Income excluding the effects of merger expenses, non-cash amortization of intangible assets and realized gains (losses), net of tax (operating income) is a non-GAAP measure which is computed by adding merger expenses, net of tax, and amortization, net of tax, to net income and subtracting realized gains (losses) net of tax, from net income. Merger expenses are directly related to past mergers and are not reflective of current period operating performance. Similarly, amortization expense is related to the amortization of intangible assets acquired through merger and therefore the expense does not arise through normal operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is net income. The operating income measure should not be considered a substitute for net income and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2017, we reassessed our critical accounting policies and estimates as disclosed in our 2016 Form 10-K; however, we have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2017 COMPARED TO DECEMBER 31, 2016

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in our 2016 Form 10-K.

Investments

The primary goals of our investment strategy are to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. Limiting equity exposure limits risk and helps to preserve capital for two reasons; first, bond market returns are less volatile than stock market returns, and second, should the bond issuer enter bankruptcy liquidation, bondholders generally have a higher priority than equityholders in a bankruptcy proceeding.

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

Our cash, cash equivalents and investment portfolio totaled $1,068,849,000 at September 30, 2017, compared to $679,335,000 at December 31, 2016.

The following table summarizes our investments, by type:

	September 30, 2017		December 31, 2016
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$203,456	18.9%	$149,952	22.1%
Foreign government	2,057	0.2%	2,061	0.3%
States, municipalities and political subdivisions	196,147	18.4%	169,112	24.9%
Public utilities	19,755	1.8%	7,730	1.1%
Corporate securities	279,593	26.1%	164,536	24.2%
Asset backed securities	16,714	1.6%	—	—%
Redeemable preferred stocks	1,063	0.1%	1,125	0.2%
Total fixed maturities	718,785	67.1%	494,516	72.8%
Mutual funds	29,807	2.8%	—	—%
Public utilities	1,642	0.2%	1,507	0.2%
Other common stocks	27,445	2.6%	24,048	3.6%
Non-redeemable preferred stocks	2,745	0.3%	2,843	0.4%
Total equity securities	61,639	5.9%	28,398	4.2%
Other long-term investments	8,157	0.8%	5,733	0.8%
Total investments	788,581	73.8%	528,647	77.8%
Cash and cash equivalents	280,268	26.2%	150,688	22.2%
Total cash, cash equivalents and investments	$1,068,849	100.0%	$679,335	100.0%

We classify all of our investments as available-for-sale. Our investments at September 30, 2017 and December 31, 2016 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar

UNITED INSURANCE HOLDINGS CORP.

investment profile. At September 30, 2017, approximately 86% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 14% were corporate bonds rated “BBB” or "BB".

At September 30, 2017, securities in an unrealized loss position for a period of 12 months or longer reflected unrealized losses of $980,000; approximately $863,000 of the total related to 108 fixed maturities, while ten equity securities reflected an unrealized loss of $117,000.  We currently have no plans to sell these 118 securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at September 30, 2017. Similarly, we did not record impairment charges at December 31, 2016.

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

During the second quarter of 2017, we placed our reinsurance program for the 2017 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $2,747,500,000. The contracts reinsure for personal lines property excess catastrophe losses caused by various perils including hurricanes, tropical storms, and tornadoes. The agreements were effective as of June 1, 2017, for a one-year term and incorporate the mandatory coverage required by and placed with the FHCF. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. Effective January 1, 2017, we placed a reinsurance agreement to provide coverage against accumulated losses from specified catastrophe events, that will expire on December 31, 2017.

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

Unpaid losses and loss adjustment expenses totaled $682,161,000 and $140,855,000 as of September 30, 2017 and December 31, 2016, respectively.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

Revenue

Net earnings for the three months ended September 30, 2017 decreased $31,435,000, or 918.4%, to a net loss of $28,012,000 for the third quarter of 2017 from net income of $3,423,000 for the same period in 2016. The decrease in net earnings was primarily due to increases in catastrophe losses associated with hurricanes Harvey and Irma for the third quarter of 2017 compared to the third quarter of 2016.

Our gross written premiums increased $72,878,000, or 37.5%, to $267,219,000 for the third quarter ended September 30, 2017 from $194,341,000 for the same period in 2016, primarily reflecting our merger with AmCo, as well as organic growth in new and renewal business generated in our Gulf and Northeast regions. The breakdown of the quarter-over-quarter changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2017	2016	Change
Direct Written and Assumed Premium by Region (1)
Florida	$130,309	$83,816	$46,493
Gulf	58,240	47,279	10,961
Northeast	43,652	39,265	4,387
Southeast	25,431	24,070	1,361
Total direct written premium by region	257,632	194,430	63,202
Assumed premium (2)	9,587	(89)	9,676
Total gross written premium by region	$267,219	$194,341	$72,878

Gross Written Premium by Line of Business
Personal property	$217,970	$189,278	$28,692
Commercial property	49,249	5,063	44,186
Total gross written premium by line of business	$267,219	$194,341	$72,878
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

	Three Months Ended September 30,
New and Renewal Policies By Region (1)	2017	2016	Change
Florida	59,298	48,388	10,910
Gulf	37,600	31,294	6,306
Northeast	32,202	27,499	4,703
Southeast	21,686	19,413	2,273
Total	150,786	126,594	24,192
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended September 30, 2017 increased $94,479,000, or 77.3%, to $216,651,000 for the third quarter of 2017 from $122,172,000 for the same period in 2016. The increase in expenses was primarily due to increased losses and loss adjustment expense from hurricanes Harvey and Irma, policy acquisition costs, and general and administrative expenses. The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2017	2016	Change
Net Loss and LAE	$143,127	$72,746	$70,381
% of Gross earned premiums	53.4%	41.9%	11.5 pts
% of Net earned premiums	93.9%	60.5%	33.4 pts
Less:
Current year catastrophe losses	$82,615	$5,109	$77,506
Prior year reserve (favorable) development	(1,029)	5,909	(6,938)
Underlying loss and LAE (1)	$61,541	$61,728	$(187)
% of Gross earned premiums	23.0%	35.6%	(12.6) pts
% of Net earned premiums	40.4%	51.4%	(11.0) pts
(1) Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

The calculations of our expense ratio and underlying expense ratios are shown below.

	Three Months Ended June 30,
	2017	2016	Change
Policy acquisition costs	$46,546	$31,333	$15,213
Operating and underwriting	6,891	5,558	1,333
General and administrative	19,316	12,329	6,987
Total Operating Expenses	$72,753	$49,220	$23,533
% of Gross earned premiums	27.1%	28.4%	(1.3) pts
% of Net earned premiums	47.7%	40.9%	6.8 pts
Less:
Ceding commission income	$10,091	$1,031	9,060
Merger expenses and amortization	10,374	4,324	6,050
Underlying expense (1)	$52,288	$43,865	$8,423
% of Gross earned premiums	19.5%	25.3%	(5.8) pts
% of Net earned premiums	34.3%	36.5%	(2.2) pts
(1) Underlying Expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $70,381,000, or 96.7%, to $143,127,000 for the third quarter of 2017 from $72,746,000 for the third quarter of 2016. Loss and LAE expense as a percentage of net earned premiums increased 33.4 points to 93.9% for the quarter, compared to 60.5% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 23.0%, a decrease of 12.6 points from 35.6% during the third quarter of 2016.

During the third quarter of 2017, catastrophe losses included claims from Hurricane Harvey, which made landfall as a category 4 storm in Texas, and Hurricane Irma, which was also a category 4 storm making landfall in Florida. Our catastrophe excess of loss reinsurance limits retained losses to $91,0000,000 in total for these two events, which was further reduced to $83,000,000 by our quota share reinsurance.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs increased $15,213,000, or 48.6%, to $46,546,000 for the third quarter of 2017 from $31,333,000 for the third quarter of 2016. The primary driver of the increase in costs was the result of the managing general agent fees paid to AmRisc in relation to AmCo commercial premium. The remaining change was the result of policy acquisition costs varing directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating and underwriting expenses increased $1,333,000, or 24.0%, to $6,891,000 for the third quarter of 2016 from $5,558,000 for the third quarter of 2016, primarily due to increased costs related to our ongoing growth, incurred expenses related to software and costs related to the increase in underwriting reports.

General and administrative expenses increased $6,987,000, or 56.7%, to $19,316,000 for the third quarter of 2016 from $12,329,000 for the third quarter of 2016, primarily due to amortization costs related to the merger with AmCo which occurred during the second quarter of 2017.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

Revenue

Net earnings for the nine months ended September 30, 2017 decreased $33,071,000, or 204.0%, to a net loss of $16,856,000 for the nine months ended September 30, 2017 from net income of $16,215,000 for the same period in 2016. The decrease in net earnings was primarily due to increases in catastrophe losses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Our gross written premiums increased $247,355,000, or 45.7%, to $788,408,000 for the nine months ended September 30, 2017 from $541,053,000 for the same period in 2016, primarily reflecting our merger with AmCo, as well as organic growth in new and renewal business generated in our Gulf and Northeast regions. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2017	2016	Change
Direct Written and Assumed Premium by Region (1)
Florida	$405,409	$267,895	$137,514
Gulf	155,640	119,939	35,701
Northeast	115,631	88,613	27,018
Southeast	70,711	66,945	3,766
Total direct written premium by region	747,391	543,392	203,999
Assumed premium (2)	41,017	(2,339)	43,356
Total gross written premium by region	$788,408	$541,053	$247,355

Gross Written Premium by Line of Business
Personal property	$617,974	$525,003	$92,971
Commercial property	170,434	16,050	154,384
Total gross written premium by line of business	$788,408	$541,053	$247,355
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

UNITED INSURANCE HOLDINGS CORP.

	Nine Months Ended September 30,
New and Renewal Policies By Region (1)	2017	2016	Change
Florida	174,750	151,826	22,924
Gulf	100,231	78,976	21,255
Northeast	86,421	63,825	22,596
Southeast	59,875	51,954	7,921
Total	421,277	346,581	74,696
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

Expenses

Expenses for the nine months ended September 30, 2017 increased $167,644,000, or 50.6%, to $498,827,000 for the nine months ended September 30, 2017 from $331,183,000 for the same period in 2016. The increase in expenses was primarily due to increased losses and loss adjustment expense, policy acquisition costs, operating costs and general and administrative expenses. The calculations of our loss ratios and underlying loss ratios are shown below.

	Nine Months Ended September 30,
	2017	2016	Change
Net Loss and LAE	$293,398	$199,615	$93,783
% of Gross earned premiums	41.2%	41.2%	0.0 pts
% of Net earned premiums	70.0%	59.4%	10.6 pts
Less:
Current year catastrophe losses	$115,025	$23,885	$91,140
Prior year reserve (favorable) development	(2,819)	9,585	(12,404)
Underlying loss and LAE (1)	$181,192	$166,145	$15,047
% of Gross earned premiums	25.5%	34.3%	(8.8) pts
% of Net earned premiums	43.2%	49.6%	(6.4) pts
(1) Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

The calculations of our expense ratios and underlying expense ratios are shown below.

UNITED INSURANCE HOLDINGS CORP.

	Nine Months Ended September 30,
	2017	2016	Change
Policy acquisition costs	$125,302	$84,086	$41,216
Operating and underwriting	19,020	15,326	3,694
General and administrative	58,825	31,759	27,066
Total Operating Expenses	$203,147	$131,171	$71,976
% of Gross earned premiums	28.5%	27.1%	1.4 pts
% of Net earned premiums	48.4%	39.1%	9.3 pts
Less:
Ceding commission income	$30,185	$2,796	$27,389
Merger expenses and amortization	30,457	9,181	21,276
Underlying expense (1)	$142,505	$119,194	$23,311
% of Gross earned premiums	20.0%	24.6%	(4.6) pts
% of Net earned premiums	34.0%	35.5%	(1.5) pts
(1) Underlying Expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $93,783,000, or 47.0%, to $293,398,000 for the nine months ended September 30, 2017 from $199,615,000 for the same period in 2016. Loss and LAE expense as a percentage of net earned premiums increased 10.6 points to 70.0% for the year, compared to 59.4% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the quarter was 25.5%, a decrease of 8.8 points from 34.3% during the nine months ended September 30, 2016.

Policy acquisition costs increased $41,216,000, or 49.0%, to $125,302,000 for the nine months ended September 30, 2017 from $84,086,000 for the same period in 2016. The primary driver of the increase in costs was the result of the managing general agent fees paid to AmRisc in relation to AmCo commercial premium. The remaining change was the result of policy acquisition costs varying directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating expenses increased $3,694,000, or 24.1%, to $19,020,000 for the nine months ended September 30, 2017 from $15,326,000 for the same period in 2016, primarily due to increased costs related to the Company's ongoing growth, incurred expenses related to software and costs related to the increase in underwriting reports.

General and administrative expenses increased $27,066,000, or 85.2%, to $58,825,000 for the nine months ended September 30, 2017 from $31,759,000 for the same period in 2016, primarily due to non-recurring merger expenses and amortization costs related to the merger with AmCo which occurred during the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income, the sale or maturity of invested assets, the issuance of debt and the issuance of additional shares of our stock. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, as well as to repay debts and purchase investments.

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

UNITED INSURANCE HOLDINGS CORP.

our insurance affiliates' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as regards policyholders to fall below minimum RBC guidelines. See Note 12 in our Notes to Unaudited Consolidated Financial Statements for additional information.

During the nine month periods ended September 30, 2017 and September 30, 2016 we contributed $450,000 and $11,000,000 of capital to our insurance affiliates. We may make future contributions of capital to our insurance affiliates as circumstances require.

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

On April 29, 2016, we acquired all of the outstanding common stock of IIC for $60,471,000. We paid $48,450,000 in cash at closing and issued an $8,550,000 promissory note to the Seller, which matured and was paid in October 2017. The purchase price also included the assumption of an accrued liability of $3,471,000 which was paid during July 2016.

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T with the intent to use the funds to purchase, renovate, furnish and equip our home office. The note bears interest at 1.65% in excess of the one-month LIBOR. The interest rate resets monthly and was 2.94% at September 30, 2017. Please refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements for a discussion on the additional terms associated with this note.

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

Financial Covenants

Florida State Board of Administration Note Payable - Our SBA requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate which was 2.33% at the end of September 2017. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which was 2.27% at the end of September 2017. Our SBA note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2017, we were in compliance with the covenants as specified in the SBA note.

BB&T Term Note Payable - The BB&T note requires that at all times while there has been no "Non-Recurring Losses", UPC Insurance will maintain a minimum Cash Flow Coverage ratio of 1.2:1. The Cash Flow Coverage ratio is defined as UPC Insurance's cash flow to borrower's debt services. Cash flow is defined as earnings before taxes, plus depreciation and amortization and interest. Debt service is defined as prior year's current maturities of long term debt plus interest expense. This ratio will be tested annually, based on UPC Insurance's audited financial statements. For the annual period only following a "Non-Recurring Loss", UPC Insurance will maintain a minimum Cash Flow Coverage ratio of 1.0:1. For purposes of both of the foregoing, "Non-Recurring Losses" is defined as losses from our insurance subsidiaries' operations, as determined from time to time in the bank's sole discretion. This covenant will only be effective if the Pre Non-Recurring Losses test is failed, and is only available and effective for one (1) annual test period. Thereafter, the Non-Recurring Loss Cash Flow Coverage Ratio of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2016, we were in compliance with the covenants as specified in the BB&T note.

In addition, the BB&T note requires that we establish and maintain with BB&T a noninterest bearing DDA account with a minimum balance of $500,000, and an interest bearing account with a minimum balance of $1,500,000, at all times during the term of the loan. In the event of default, BB&T, may among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our home office which has been pledged to the bank as security for the loan. At September 30, 2017, we were in compliance with the covenants as specified in the BB&T note.

UNITED INSURANCE HOLDINGS CORP.

Senior Notes Payable - The Indenture contains customary event of default provisions. It also contains covenants that, among other things, restrict the Company's ability to incur indebtedness without first providing written notification and receiving approval from the majority of the holders of the notes, limit the Company's ability to create, incur or assume liens other than permitted liens that secure any indebtedness on any asset or property of the Company, require the Company to maintain reinsurance coverage during the life of the notes, and maintain a maximum debt to capital ratio of 20% beginning from December 31, 2017. At September 30, 2017, we were in compliance with the covenants as specified in the senior notes.

Cash Flows for the Nine Months Ended September 30, (in millions)

Operating Activities

The principal cash inflows from our operating activities come from premium collections, reinsurance recoveries, and investment income. The principal cash outflows from our operating activities are the result of claims and related costs, reinsurance premiums, policy acquisition costs, and salaries and employee benefits. A primary liquidity concern with respect to these cash flows is the risk of large magnitude catastrophe events.

During the nine months ended September 30, 2017, some changes in operating assets and liabilities were significantly impacted by catastrophe losses associated with hurricanes Harvey and Irma. Unpaid losses and loss adjustment expense increased significantly during the period and as a result we expect a considerable increase in cash outflows related to the payment of catastrophe claims in the near future. However, reinsurance recoverable on paid and unpaid losses also increased significantly during the period. We expect that a considerable increase in cash inflows related to reinsurance recoveries in the near future will largely offset the cash outflows from the payment of losses.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. Additional cash outflows relate to purchases of subsidiaries. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2017, we did not have any off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at September 30, 2017:

UNITED INSURANCE HOLDINGS CORP.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Leases (1)	$987	$61	$487	$390	$49
Service agreements (2)	20,748	3,168	10,639	4,798	2,143
Long-term debt (3)	53,119	8,913	2,945	2,947	38,314
Employment agreements (4)	4,583	250	2,000	2,000	333
Unpaid loss and loss adjustment expenses (5)	682,161	313,856	256,087	62,743	49,475
Total	$761,598	$326,248	$272,158	$72,878	$90,314

(1)	Represents operating and capital leases for our insurance subsidiaries.
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

(5)
As of September 30, 2017, UPC, ACIC, FSIC, and IIC had unpaid loss and loss adjustment expenses (LAE) of $682,161,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last 17 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

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

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturities at September 30, 2017:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
300 basis point increase	$636,614	$(82,171)	(11.4)%
200 basis point increase	$664,003	$(54,782)	(7.6)%
100 basis point increase	$691,393	$(27,392)	(3.8)%
Fair value	$718,785	$—	—%
100 basis point decrease	$746,175	$27,390	3.8%
200 basis point decrease	$770,826	$52,041	7.2%
300 basis point decrease	$783,329	$64,544	9.0%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-maturity investments, and should not be indicative of future results. Based on our analysis, a 300 basis point decrease or increase in interest rates from the September 30, 2017 period end rates would not have a material impact on our results of operations or cash flows.

UNITED INSURANCE HOLDINGS CORP.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at September 30, 2017:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$131,352	18.4%	$132,311	18.4%
AA+, AA, AA-	325,255	45.5	325,863	45.3
A+, A, A-	160,445	22.3	161,386	22.5
BBB+, BBB, BBB-	97,029	13.6	97,930	13.6
BB+, BB, BB-	1,293	0.2	1,295	0.2
Total	$715,374	100.0%	$718,785	100.0%

EQUITY PRICE RISK

Our equity investment portfolio at September 30, 2017 consists of common stocks, mutual funds and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at September 30, 2017:

		% of Total
Stocks by Sector	Fair Value	Fair Value
Funds	$29,807	48.4%
Consumer, Non-cyclical	8,798	14.3
Industrial	6,526	10.6
Financial	4,332	7.0
Technology	3,525	5.7
Consumer, Cyclical	3,230	5.2
Utilities	2,838	4.6
Basic Materials	958	1.6
Communications	887	1.4
Energy	738	1.2
Total	$61,639	100.0%

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

During the fiscal quarter ended September 30, 2017, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three and nine months ended September 30, 2017, we did not sell any unregistered equity securities.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At September 30, 2017, we were in compliance with these requirements.

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

Repurchases. During the three and nine months ended September 30, 2017, we did not repurchase any equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

November 8, 2017	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

November 8, 2017	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)