Form 10-K
period 2017-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2018-03-28
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________

FORM 10-K
___________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission File Number 001-35761
United Insurance Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-3241967
(State of Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification Number)
800 2nd Avenue S
St. Petersburg, Florida 33701
(Address of Principal Executive Officer, including Zip Code)
727-895-7737
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $0.0001 PAR VALUE PER SHARE	Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of shares of the registrant’s common stock held by non–affiliates of the registrant was approximately $373,372,597 as of June 30, 2017, calculated using the closing sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 28, 2018, 42,745,937 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Annual Report on Form 10-K (Form 10-K), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy and claim counts or where more specific language or context indicates a different presentation. In the narrative sections of this Form 10-K, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K or in documents incorporated by reference contain or may contain “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, gross written premium growth expectations, earnings per share, estimated unpaid losses on insurance policies, investment returns, diversification and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “plan,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our exposure to catastrophic events and severe weather conditions;

•	the regulatory, economic and weather conditions present in Florida, that state in which we are most concentrated;

•	the effectiveness of our diversification strategy;

•	our ability to cultivate and maintain agent relationships, particularly our relationship with AmRisc, LLC;

•	the possibility that actual claims incurred may exceed our loss reserves for claims;

•	assessments charged by various governmental agencies;

•	our ability to implement and maintain adequate internal controls over financial reporting;

•	our ability to maintain adequate technology, data security, and outsourcing relationships;

•	our reliance on key vendor relationships, and the ability of our vendors to protect the personal information of our customers;

•	our ability to attract and retain the services of senior management;

•	risks and uncertainties relating to our acquisitions including our ability to successfully integrate the acquired companies;

•	our ability to increase or maintain our market share;

•	changes in the regulatory environment present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost, viability and availability of reinsurance;

•	our ability to collect from our reinsurers on our reinsurance claims;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	the possibility of the pricing and terms for our products to decline due to the historically cyclical nature of the property and casualty insurance and reinsurance industry;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	downgrades in our financial strength ratings;

•	the impact of future sales of substantial amounts of our common stock by us to our existing stockholders on our stock price;

•	our ability to pay dividends in the future;

•
the ability of R. Daniel Peed and his affiliates allows him to exert significant control over us due to substantial ownership of our common stock, subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities; and

•	the ability of others to obtain control of us due to provisions in our charter documents.

We caution you to not place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

United Insurance Holdings Corp. (referred to in this Form 10-K as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in the residential and commercial property and casualty insurance business in the United States. Our lead insurance subsidiary is United Property & Casualty Insurance Company (UPC), and we also write business through American Coastal Insurance Company (ACIC), Family Security Insurance Company (FSIC), and Interboro Insurance Company (IIC). Our insurance subsidiaries provide residential and commercial property and casualty insurance products that protect our policyholders against losses due to damages to structures and their contents, as well as liability for accidents occurring in the structure or on the property. Our non-insurance subsidiaries support our insurance and investment operations.

As of December 31, 2017, approximately 41.2 % of our policies in-force were written in Florida. We also write in Connecticut, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Texas. We are licensed to write, but have not commenced writing business in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. A fundamental part of our strategy is to diversify our operations outside of Florida and to write in multiple states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

We manage our risk of catastrophic loss primarily through sophisticated underwriting procedures and pricing algorithms, avoidance of policy concentration, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather-related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us with a competitive advantage as we grow our business in other states facing similar perceived threats.

On April 3, 2017, the Company acquired AmCo Holding Company (AmCo) and subsidiaries through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as merger consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo.

Financial strength ratings are important to insurance companies in establishing their competitive position and may impact an insurance company’s ability to write policies. We are rated by both Demotech and Kroll Bond Rating Agency (Kroll). Demotech maintains a letter-scale financial stability rating system ranging from A** (A double prime) to L (licensed by insurance regulatory authorities). Kroll maintains a letter-scale financial rating system for insurance companies ranging from AAA (extremely strong operations and no risk) to R (operating under regulatory supervision). The financial stability ratings of our insurance company subsidiaries as of December 31, 2017 are listed below. With these ratings, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.

Subsidiary	Demotech Rating	Kroll Rating
UPC	A	A-
ACIC	A*	A-
FSIC	A	A-
IIC	A	A-

As of December 31, 2017, we had approximately 210 employees. We are not party to any collective bargaining agreements and we have not experienced any work stoppages or strikes as a result of labor disputes. We believe we have good working relationships with our employees.

UNITED INSURANCE HOLDINGS CORP.

Our Strategy

Our vision is to be the premier provider of property insurance in catastrophe exposed areas. Historically, we have advanced our vision through strong organic growth complemented by strategic acquisitions. Going forward, we plan to continue to diversify our exposure both by product and by geography.

Our emphasis on growing in areas with an ongoing threat of natural catastrophes exposes our company to risk and volatility. We manage the inherent volatility associated with our risk profile in three primary ways: strategically, financially and operationally.

Strategic Risk Management

UPC Insurance uses a strategic approach to manage inherent volatility through geographic and product diversification. In 2017, we continued to grow our premium base in our existing states. Our gross written premiums grew by 47% in 2017 compared to 2016. This growth primarily took place in Florida as a result of the merger with AmCo in April 2017. We will continue to evaluate opportunities to expand our product offerings into states where we can leverage existing distribution capabilities. Primary factors considered in the evaluation of a potential new state include weather-related catastrophe history, the legal climate, and the competitive state of the market. Refer to “Geographic Markets” below for further information on our geographic distribution.

Financial Risk Management

We take a financial approach to manage risk using robust reinsurance programs, financial leverage and a conservative investment approach. UPC Insurance has several reinsurance programs in place including a quota share program that was established in December 2016 and renewed in December 2017. During 2017, our excess-of-loss reinsurance program covered all four of our insurance subsidiaries, gaining synergies in reinsurance costs and increased our coverage limits for the June 1, 2017 to May 31, 2018 program year. Refer to Note 9 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our reinsurance program.

We also limit our financial leverage. In December 2017, the Company issued $150,000,000 of senior notes, the proceeds of which we plan to use to support our growth initiatives. We have a debt covenant in place which requires us to maintain a financial leverage of less than 30%, and we believe that this is a conservative limit to our leverage. Refer to Note 11 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our debt offerings.

We follow a conservative investment approach using two outside investment asset management companies. Each manager has the authority and discretion to manage our investments, subject to the investment guidelines established by the Investment Committee of our Board of Directors and the direction of management. Our portfolio is primarily invested in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $854,531,000 at December 31, 2017, compared to $528,647,000 at December 31, 2016. Refer to Note 3 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information on our investment policies.

Operational Risk Management

Finally, we use an operational approach to manage risk by in-sourcing key insurance functions and establishing strong external distribution partnerships. During 2017, we focused on the development of our internal claims department function. We created a robust “UPC University” training program for our incoming claims adjusters, focused on providing world class service to our policyholders. In addition, we have leveraged our investments in internally developed claims and policy administration systems and analytics to manage exposure growth and improve profitability. We have also made investments in technology to improve efficiency by further development of our online portal, which provides more extensive policy information for underwriting and billing and makes it easier for agencies and their clients to do business with us.

In addition, we have taken two initiatives to monitor our risk management strategy related to loss activity. We have a five-person actuarial department whose primary focus is to manage risk for our company. Also, at the end of 2017, we formed a new entity, Skyway Reinsurance Services, LLC to insource our reinsurance intermediary function as part of our risk management strategy.

UNITED INSURANCE HOLDINGS CORP.

We have also leveraged our current partnerships and added new strategic external partnerships to expand distribution and service capabilities in all states in which we operate. Refer to “Products and Distribution” below for further details on our external partnerships.

PRODUCTS AND DISTRIBUTION

In 2017, we continued to diversify our product mix through our merger with AmCo which resulted in an increase in our commercial products from 3% of our product mix at December 31, 2016 to 23% of our product mix at December 31, 2017.

Personal Residential Products

Policies we issue under our homeowners’ program provide structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners. Personal residential products are offered in all states in which we write business.

In 2017, personal property policies (by which we mean both standard homeowners’, dwelling fire, renters and condo owners’ policies) produced written premium of $781,012,000 and accounted for 75% of our total gross written premium. Approximately 57% of the personal residential gross written premium were written outside of Florida, which supports our diversification strategy.

We have developed a unique and proprietary homeowners’ product. This product uses a granular approach to pricing for catastrophe perils. Our objective is to create specific geographic areas such that within each area or “catastrophe band” the expected losses are within a specified range of error or approximation from a central estimate. These areas may have millions of data points that help us create distance-to-coast factors that provide a sophisticated market segmentation that is highly correlated to our risk exposure and reinsurance costs.

UNITED INSURANCE HOLDINGS CORP.

Loss and loss adjustment expenses related to our personal residential products tend to be higher during periods of severe or inclement weather, which varies from state to state.

Commercial Residential Products

We provide commercial multi-peril property insurance, including wind, for residential condominium associations in Florida. We include coverage to policyholders against third-party liability from accidents occurring on their premises and coverage for loss or damage to buildings, inventory or equipment caused by covered cause of loss such as fire, wind, hail, water, theft and vandalism.

In 2017, commercial residential policies produced written premium of $241,751,000 and accounted for 23% of our total gross written premium.

Other Not-At-Risk Offerings

On our flood, equipment breakdown and identity theft policies, we earn a commission while retaining no risk of loss, since all such risk is ceded to the federal government via the National Flood Insurance Program and other private companies. We offer flood policies in all states in which we write business. Flood policies produced written premium of $18,085,000 and accounted for 2% of our total gross written premium at December 31, 2017.

Underwriting

We price our product at levels that we project will generate an acceptable underwriting profit. We aim to be granular in our approach, so that our price can accurately reflect the risk and profitability of each potential customer. In our pricing algorithm, we consider insurance credit scores (where allowable) and historical attritional loss costs for the rating territory in which the customer resides, as well as projected reinsurance costs based on the specific geographic and structural characteristics of the home. In addition to the specific characteristics of the policy being priced, we also evaluate the reinsurance costs of each incremental policy on our portfolio as a whole. In this regard, we seek to optimize our portfolio by diversifying our geographic exposure in order to limit our probable maximum loss, total insured value and average annual loss. As part of this optimization process, we use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address.

We have established underwriting guidelines designed to provide a uniform approach to our risk selection and designed to achieve underwriting profitability. Our underwriters review the property inspection report during their risk evaluation and, if the policy does not meet our underwriting criteria, we have the right to cancel the policy within 90 days in Florida and within 60 days in all other states in which we operate.

We measure our underwriting profitability by the combined ratio, which is a sum of the ratios of losses, loss adjustment expenses, and underwriting expenses to either gross or net earned premiums. A combined ratio under 100% indicates an underwriting profit. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report for further details on our combined ratio.

Distribution Channels

As of December 31, 2017, we market and distribute our policies to consumers through approximately 12,000 independent agents representing over 7,500 agencies, with no one agent or agency representing more than 10% of our revenue. UPC Insurance has focused on the independent agency distribution channel since its inception, and we believe independent agents and agencies build relationships in their communities that can lead to profitable business and policyholder satisfaction. We believe we have built significant credibility and loyalty with the independent agent communities in the states in which we operate through (i) our extensive training for full-service insurance agencies that distribute our products, (ii) periodic business reviews using established benchmarks and goals for premium volume and profitability, and (iii) regular visits from the Company’s executives to strengthen the personal relationships with our agents and agencies. Also, each state is assigned a sales representative from UPC Insurance who lives in the community, recruits new agents and agencies, and provides direct support for existing agents and agencies.

Typically, a full-service agency is small to medium in size and represents several insurance companies for both personal and commercial product lines. We depend on our independent agents to produce new business for us. We compensate our independent agents primarily with fixed-rate commissions that we believe are consistent with those generally prevailing in the

UNITED INSURANCE HOLDINGS CORP.

market. In 2018, we are expanding our commission program in order to allow agents and brokers to be eligible for a bonus commission based on the overall profitability of policies they place with UPC Insurance in a particular year.

In addition to our relationships with individual agencies, we have important partnerships with other insurance companies and industry associations. The largest of these relationships are with Allstate and GEICO. In Florida, Allstate’s Ivantage program refers Allstate auto insurance customers to our company and other partner companies to provide homeowners’ insurance. We also partner with GEICO to underwrite homeowners’ policies for certain of their auto customers. We also have a partnership with the Florida Association of Insurance Agents (FAIA) to serve as a conduit between UPC Insurance and many smaller insurance agencies in Florida with whom we do not have direct relationships.

GEOGRAPHIC MARKETS

The table below shows the geographic distribution of our policies in-force as of December 31, 2017, 2016 and 2015.

Policies In-Force By Region (1)	2017	2016	2015
Florida	217,763	187,414	188,748
Gulf	124,649	103,207	55,555
Northeast	110,550	93,258	52,738
Southeast	75,231	67,276	49,974
Total	528,193	451,155	347,015
(1) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

The table below shows the geographic distribution of our total insured value (TIV) of all polices in-force as of December 31, 2017, 2016, and 2015.

UNITED INSURANCE HOLDINGS CORP.

TIV By Region(1)	2017	2016	2015
Florida	$144,151,960	$80,444,296	$78,539,211
Northeast	70,480,702	61,327,280	34,920,238
Gulf	50,844,315	40,411,989	22,467,968
Southeast	33,607,596	31,931,399	23,678,475
Total	$299,084,573	$214,114,964	$159,605,892
(1) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

COMPETITION

Our target market for homeowners' insurance, our primary product offering, includes the 18 states in which we are currently licensed plus the state of Maine, where we plan to obtain a license at some point in the future. The following table summarizes the homeowners' insurance market countrywide for the year ended December 31, 2017, the date for which the most current data is available (dollars in thousands):

Countrywide Property Insurance Market - 2017 Homeowners DWP *
2017 Rank	Company Name	Direct Written Premium	Market Share
1	State Farm Group	$17,556,871	18.9%
2	Allstate Insurance Group	7,957,403	8.6%
3	Liberty Mutual Group	6,471,114	7.0%
4	USAA Group	5,703,741	6.1%
5	Farmers Insurance Group	5,617,990	6.1%
6	Travelers Group	3,547,478	3.8%
7	Nationwide Corp. Group	3,290,890	3.5%
8	American Family Insurance Group	3,045,589	3.3%
9	Chubb Ltd. Group	2,776,827	3.0%
10	Erie Insurance Group	1,596,490	1.7%
11	Auto Owners Group	1,416,698	1.5%
12	American International Group	1,122,614	1.2%
13	Metropolitan Group	1,105,350	1.2%
14	Progressive Group	1,092,184	1.2%
15	Hartford Fire & Casualty Group	1,037,570	1.1%
16	Universal Insurance Holdings Group	982,378	1.1%
17	CSAA Insurance Group	898,846	1.0%
18	Auto Club Enterprises Insurance Group	891,966	1.0%
19	Amica Mutual Group	847,665	0.9%
20	AmTrust, NGH Group	741,814	0.8%
21	United Insurance Holdings Group	711,695	0.8%
22	Country Insurance & Financial Services Group	673,431	0.7%
23	Tower Hill Insurance Group	611,604	0.7%
24	Assurant, Inc. Group	609,113	0.7%
25	The Hanover Insurance Group	589,009	0.6%
	Total - Top 25 Insurers	70,896,330	76.5%
	Total - All Insurers	$92,839,375	100.0%
* The information displayed in the table above is compiled and published by the National Association of Insurance Commissioners (NAIC) as of December 31, 2017 based on information filings submitted annually by all licensed insurance companies. The information above is presented on a consolidated or aggregated basis for each insurance company group. The amounts shown in the table above are also on a statutory basis and exclude non-Homeowners lines of business that are included in the Company’s total direct written premium for 2017.

We compete primarily on the basis of product features, the strength of our distribution network, the quality of our services to our agents and policyholders, and our long-term financial stability. Our long and successful track record writing homeowners’ insurance in catastrophe-exposed areas has enabled us to develop sophisticated pricing techniques that endeavor to accurately reflect the risk of loss while allowing us to be competitive in our target markets. This pricing segmentation approach allows us to offer products in areas that have a high demand for property insurance yet are under-served by the national carriers.

UNITED INSURANCE HOLDINGS CORP.

REGULATION

We are subject to extensive regulation in the jurisdictions in which our insurance company subsidiaries are domiciled and licensed to transact business, primarily at the state level. UPC and ACIC are domiciled in Florida, FSIC is domiciled in Hawaii, and IIC is domiciled in New York. UPC Insurance is also regulated by the NAIC. In general, these regulations are designed to protect the interests of insurance policyholders.

Such regulations have a substantial effect on certain areas of our business, including:

•insurer solvency,
•reserve adequacy,
•insurance company licensing and examination,
•agent and adjuster licensing,
•rate setting,
•investments,
•assessments or other surcharges for guaranty funds,
•transactions with affiliates,
•the payment of dividends,
•reinsurance,
•personal information,
•own risk solvency assessment and enterprise risk management,
•cyber security,
•statutory accounting methods, and

•	numerous requirements relating to other areas of insurance operations, including policy forms, underwriting standards and claims practices.

Our insurance subsidiaries provide audited statutory financial statements to the various insurance regulatory authorities. With regard to periodic examinations of an insurance company’s affairs, insurance regulatory authorities, in general, defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities from any state in which we operate may conduct examinations at their discretion. The Hawaii Insurance Division of the Department of Commerce and Consumer Affairs is currently performing a regularly scheduled statutory examination of FSIC for the five years ended December 31, 2016.

For a discussion of statutory financial information and regulatory contingencies, see Note 14 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

The level of required risk-based capital is calculated and reported annually.  At December 31, 2017, UPC’s, ACIC’s, FSIC’s, and IIC’s RBC ratios were 308%, 633%, 504%, and 924% respectively, well in excess of minimum requirements.

Underwriting and Marketing Restrictions

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations: (i) created “market assistance plans” under which insurers are induced to provide certain coverage; (ii) restrict the ability of insurers to reject insurance coverage applications, to rescind or otherwise cancel certain policies in mid-term, and to terminate agents; (iii) restrict certain policy non-renewals and require advance notice on certain policy non-renewals; and (iv) limit rate increases or decrease rates permitted to be charged.

UNITED INSURANCE HOLDINGS CORP.

Most states also have insurance laws requiring that rate schedules and other information be filed with the insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The insurance regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory.

Most states require licensure or insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, rates, forms and other financial and non-financial aspects of a company, such as the character of its officers and directors. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval.

Limitations on Dividends by Insurance Subsidiaries

As a holding company with no significant business operations of our own, we rely on payments from our insurance subsidiaries as one of the principal sources of cash to pay dividends and meet our obligations. Our insurance affiliates are regulated as property and casualty insurance companies and their ability to pay dividends is restricted by Florida, Hawaii and New York law.

The state laws of Florida, Hawaii, and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains or adjusted net investment income. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory risk-based capital requirements may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

For additional information regarding those restrictions, see Part II, Item 5 and Part I, Item 1A of this report.

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

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliates for services (i.e., management fees and commissions). We have a long-term management agreement among our managing company, United Insurance Management, UPC, ACIC and FSIC, which presently provides for monthly management fees. The Florida Office of Insurance Regulation and the Hawaii Insurance Division must approve any changes to this agreement.

AmRisc, LLC, a Managing General Underwriter, handles the underwriting, claims processing and premium collection for AmCo for monthly management fees.

The New York Department of Financial Services does not permit the use of a managing general agent and therefore we do not have a management agreement between IIC and any other company. Instead, UPC Insurance allocates a portion of relevant expenses to IIC for statutory accounting purposes.

CORPORATE INFORMATION

United Insurance Holdings Corp. was incorporated in Delaware in 2012. Our principal executive offices are located at 800 2nd Avenue S., St. Petersburg, FL 33701 and our telephone at that location is (727) 895-7737. We are listed on the NASDAQ stock exchange under ticker symbol “UIHC.”

Segments

We conduct our operations under one business segment.

UNITED INSURANCE HOLDINGS CORP.

Available Information

We make available, free of charge through our website, www.upcinsurance.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

UNITED INSURANCE HOLDINGS CORP.

Item 1A. Risk Factors

Many factors affect our business and results of operations, some of which are beyond our control. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and our stockholders could lose all or part of their investment in our securities. Additional risks and uncertainties we are unaware of, or we currently deem immaterial, also may become important factors that affect us. Before making an investment in our securities, investors should carefully consider the risk factors discussed below, together with the other information in this report, including the section entitled Forward-looking Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the other reports and materials filed by us with the SEC.

RISKS RELATED TO OUR BUSINESS

As a property and casualty insurer, we may experience significant losses, and our financial results may vary from period to period, due to our exposure to catastrophic events and severe weather conditions, the incidence and severity of which could be affected by climate change.

Our property and casualty insurance operations expose us to risks arising from catastrophes. Catastrophes can be caused by various natural events, including but not limited to hurricanes, windstorms, earthquakes, hail, sinkholes, severe winter weather and fires, or man-made events, such as terrorist attacks (including those involving nuclear, biological, chemical or radiological events), cybercrimes or consequences of war or political instability. We may incur catastrophe losses that exceed the amount of:

•catastrophe losses that we experienced in prior years;
•catastrophe losses that, using third-party catastrophe modeling software, we projected could be incurred;
•catastrophe loss estimates that we used to develop prices for our products; or
•our current reinsurance coverage (which would cause us to have to pay such excess losses).

The incidence and severity of weather conditions are inherently unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. Climate change, to the extent that it may affect weather patterns, may cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide insurance to our policyholders in the future. Governmental entities may also respond to climate change by enacting laws and regulations that may increase our cost of providing insurance in the future, which could adversely affect demand.

Catastrophes could be more frequent or severe than contemplated in our pricing and risk management models, and may have a material adverse effect on our results of operations during any reporting period due to increases in our loss and loss adjustment expense. Catastrophes may also reduce liquidity and could impair our ability to raise capital on acceptable terms or at all. In addition to catastrophes, the accumulation of losses from several smaller weather-related events in any reporting period may have a similar impact to our results of operations and financial condition.

Because we conduct a significant portion of our business in Florida, our financial results substantially depend on the regulatory, legal, economic, political, demographic, competitive and weather conditions present in that state.

A significant portion of our policies in-force is concentrated in Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will likely have a more significant impact on our revenues and profitability compared to such conditions in other jurisdictions in which we operate. Furthermore, changes in conditions in Florida could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

In addition, due to Florida’s climate, we are subject to increased exposure to certain catastrophic events such as hurricanes, tropical storms and tornadoes, as well as an increased risk of losses. The occurrence of one or more catastrophic events or other conditions affecting losses in Florida may cause a disproportionately adverse effect on our results of operations and financial condition.

UNITED INSURANCE HOLDINGS CORP.

Our diversification strategy may not be effective, which could adversely affect our business and financial results.

Although we intend to continue focusing on Florida as a key market for our insurance products, we plan to take advantage of prudent opportunities to expand our core business into other states where we believe the potential for underwriting profit exists. However, we may not be successful in this diversification strategy due to several factors, including but not limited to the difficulties of finding appropriate expansion opportunities and the challenges of operating in new and unfamiliar markets. Such factors may increase our costs and potentially affect the speed with which we are able to pursue new diversification opportunities. There can be no assurance that we will be successful in expanding into a state or a combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations and financial condition.

Because we rely on insurance agents, the loss of these agent relationships, particularly our relationship with AmRisc, LLC (“AmRisc”), or our ability to attract new agents could have an adverse impact on our business.

We market our policies to a broad range of prospective policyholders through approximately 12,000 independent agents representing over 7,500 agencies as of December 31, 2017. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents commonly represent other insurance companies, including our competitors, and we do not control their activities. As a result, we must compete with other insurers for independent agents’ business. Historically, we have used marketing relationships with national insurance companies and associations of independent insurance agents to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network and policies in force. Failure to grow or maintain our agency relationships, a failure to attract new agents or the failure of agents to act as anticipated could adversely affect sales of our insurance products.

Additionally, ACIC, has an exclusive managing agency contract (the MGA contract) with AmRisc, pursuant to which AmRisc serves as ACIC’s exclusive managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida in accordance with ACIC’s underwriting guidelines. Under the MGA contract, AmRisc must produce a certain volume of business for ACIC. Therefore, failure of AmRisc to produce the required volume of business could cause us to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find a replacement managing general agent (because of AmRisc’s failure to produce the required volume of business or otherwise) or otherwise increase the production of premiums, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Given the concentration of ACIC’s business and operations with AmRisc, AmRisc may have substantial leverage in negotiations with ACIC regarding the MGA contract, and amendments to the terms and conditions of the MGA contract and other changes to the commercial relationship between ACIC and AmRisc could have a material adverse effect on our business, financial condition and results of operations. Following the termination or expiration of the MGA contract (set to occur in 2022), ACIC’s ability to compete for and solicit renewals of business previously underwritten by AmRisc on its behalf may be limited by legal, commercial and other impediments, including AmRisc’s relationship with other insurance producers that control the business. Such impediments could have a material adverse effect on our financial condition and results of operations due to the concentration of ACIC’s business with AmRisc.

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

The process of estimating our loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends, legislative changes, and varying judgments and viewpoints of the individuals involved in the estimation process, among others. In addition, application of statistical and actuarial methods in estimating our loss reserves may require the adjustment of overall reserves upward or downward from time to time. Future loss experience, substantially in excess of our loss reserves, could substantially harm our results of operations and financial condition.

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

Our insurance subsidiaries are subject to assessments levied by various governmental and quasi-governmental entities in the states in which we operate. While we may have the ability to recover these assessments from policyholders through policy surcharges in some states in which we operate, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material adverse effect on our results of operations in a particular reporting period.

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

If we experience difficulties with technology, data security and/or outsourcing relationships, our ability to conduct our business could be negatively impacted, which could adversely affect our financial condition or results of operations.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our information technology systems and upon our contractors’ and third-party administrators’ ability to perform necessary business functions in an efficient and uninterrupted fashion, such as the processing of policies and the adjusting of claims. Because our information technology and telecommunications systems interface with and often depend on these third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

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

We rely on services and products provided by many third-party vendors. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and human resource benefits management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect personal information of our customers, claimants or employees, we may suffer operational impairments and financial losses. Moreover, in the event of a data breach involving any of our third-party vendors, our customers’ data and personal information could also be put at risk. Any such data breach involving our third-party vendors

UNITED INSURANCE HOLDINGS CORP.

could result in significant mitigation or legal expenses for us, which could materially and adversely affect our results of operations and financial condition.

Our success has been and will continue to be greatly influenced by our ability to attract and retain the services of senior management, the loss of any of whom could have an adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

Our acquisitions and other strategic transactions may not be as successful as we anticipate, and could be difficult to integrate, divert management resources, result in unanticipated costs or dilute our existing stockholders.

Part of our continuing business strategy is to evaluate opportunities to merge with and acquire companies that complement our business model or make other strategic transactions that facilitate or expedite the accomplishment of our business goals. We may be unable to identify suitable counterparties to such a transaction. Even if we enter into an agreement in respect of a merger with or acquisition of another business, we may not be able to finalize a transaction after significant investment of time and resources due to, among other things, a lack of regulatory approval or imposition of a burdensome condition by the regulator.

In connection with an acquisition or merger, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders’ percentage of ownership. As a result, there is a risk of transaction related litigation. Such strategic transactions could pose numerous risks to our operations, including risks relating to:

•	incurring substantial unanticipated integration costs;

•	diverting significant management attention and financial resources from our other operations and disrupting our ongoing business during the assimilations of such acquired businesses;

•	losing key employees, particularly those of the acquired operations;

•	retaining the acquired business’ customers;

•	failing to realize the strategic benefits or the potential cost savings or other financial benefits of the acquisitions or mergers; and

•
incurring unanticipated liabilities or claims from the acquired businesses and contractually-based time and monetary limitations on the seller’s obligation to indemnify us for such liabilities or claims.

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

RISKS RELATED TO THE INSURANCE INDUSTRY

Because we are operating in a highly competitive market, we may lack the resources to increase or maintain our market share, which could adversely impact our business and results of operations.

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. The principal competitive factors in our industry are price, service, coverage options, underwriting guidelines, commission structure and financial condition. We compete with other property and casualty insurers that underwrite property and casualty insurance in the same geographic areas in which we operate and some of those insurers have greater financial resources and have a longer operating history than we do. In addition, our competitors may offer products for alternative forms of risk protection that we presently do not offer or are not similarly regulated in the admitted market, which could adversely affect the sales of our products. We also compete with new companies that continue to enter the insurance market. Competition could limit our ability to retain existing business or to write new business at adequate rates, and such limitation may cause a material adverse effect on our results of operations and financial position.

UNITED INSURANCE HOLDINGS CORP.

Changes in state regulation may adversely affect our results of operation and financial condition.

As a holding company with operating insurance company subsidiaries, we are subject to the laws and regulations of the various states in which our insurance subsidiaries operate. From time to time, states pass legislation, and regulators take action, that has the effect of limiting the ability of insurers to manage risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas, or mandating that insurers participate in residual markets. In addition, legislative initiatives and court decisions can seek to expand insurance coverage for insured losses beyond the original intent of the policies, which could cause our actual loss and loss adjustment expense to exceed our estimates. Further, our ability to increase pricing to the extent necessary to offset rising loss or operating costs requires approval of insurance regulatory authorities.

Our ability or willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and our ability to penetrate other geographic markets through our diversification strategy, which may cause a material adverse effect on our results of operations, financial condition and cash flows. We cannot predict whether and to what extent the adoption of new legislation and regulations would affect our ability to manage our exposure to catastrophic events.

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

State statutes and administrative rules generally require each insurance company to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system and the failure to comply with such requirements may materially affect the operations, management or financial condition of the insurers. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and other financial and non-financial components of an insurer’s business. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success.

Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, from time to time Congress has considered and may in the future consider proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation.

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

UNITED INSURANCE HOLDINGS CORP.

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

Our inability to obtain reinsurance on acceptable terms would increase our loss exposure or limit our ability to underwrite policies, which could adversely affect our results of operations and financial condition.

We use, and we expect to continue to use, reinsurance to help manage our exposure to property risks. Reinsurance is insurance for insurers and is fundamentally a promise by the reinsurer to pay possible future claims in exchange for the payment of a premium by the insurance company seeking reinsurance. The availability and cost of reinsurance are each subject to prevailing market conditions beyond our control, which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. We provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms or other events in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we would have to reduce the amount of risk we underwrite. Either increasing our net exposure to risk or reducing the amount of risk we underwrite may cause a material adverse effect on our results of operations and our financial condition.

Our inability to collect from our reinsurers on our reinsurance claims could cause a material adverse effect on our results of operation and financial condition.

We use reinsurance as a tool to manage risks associated with our business. However, we remain primarily liable as the direct insurer on all risks that we obtain reinsurance for. Our reinsurance agreements do not eliminate our obligation to pay claims to insureds. As a result, we are subject to counterparty risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: (i) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or (ii) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations. Collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and financial condition.

Our efforts to manage these risks through underwriting guidelines, collateral requirements and other oversight mechanisms may not be successful. As a result, our exposure to counterparty risk under our reinsurance agreements may cause a material adverse effect on our results of operations, financial condition and cash flow.

Our investments are subject to market risks that may result in reduced returns or losses.

We invest a portion of the premiums we collect in various securities and expect returns from our investments in these securities to contribute to our overall profitability. Accordingly, fluctuations in interest rates or in the fixed maturity, equity or alternative-investment markets may cause a material adverse effect on our results of operations.

Changes in the general interest rate environment will affect our returns on, and the fair value of, our fixed maturity and short-term investments. A decline in interest rates reduces the interest rate payable on new fixed income investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduce the fair value of existing fixed maturities. In addition, defaults under, or impairments of, any of these investments as a result of financial problems with the issuer and, where applicable, its guarantor could reduce our net investment income and net realized investment gains or result in investment losses.

We are subject to risks associated with potential declines in credit quality related to specific issuers and a general weakening in the economy. We may experience credit or default losses in our portfolio, including as a result of the failure of the procedures we have implemented to monitor the credit risk of our invested assets, which could adversely affect our results of operations and financial condition.

UNITED INSURANCE HOLDINGS CORP.

We may decide to invest an additional portion of our assets in equity securities or other investments, which are subject to greater volatility than fixed maturity investments. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the fair value of our equity securities or other investments, and could adversely affect our realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments, we may incur losses on sales of our investments and we may be required to write down the value of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

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

Federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages we currently benefit from, including those governing received deductions and tax credits, which could adversely affect the value of our investment portfolio.

The property and casualty insurance and reinsurance industry is historically cyclical and the pricing and terms for our products may decline, which would adversely affect our profitability.

Historically, the financial performance of the property and casualty insurance and reinsurance industry has been cyclical, characterized by periods of severe price competition and excess underwriting capacity, or “soft” markets, followed by periods of high premium rates and shortages of underwriting capacity, or “hard” markets. We cannot predict when such a period may occur or how long any given hard or soft market will last. Downturns in the property and casualty market may cause a material adverse effect on our results of operations and our financial condition.

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

We may be named a defendant in a number of legal actions relating to those emerging claim and coverage issues. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the

UNITED INSURANCE HOLDINGS CORP.

size of awards may result in increased costs associated with litigation, render our loss reserves inadequate, and may be material to our operating results and cash flows for a particular quarter or annual period and to our financial condition.  In addition, claims and coverage issues may not become apparent to us for some time after our issuance of the affected insurance policies. As a result, we may not know the full extent of liability under insurance policies we issue for many years after the policies are issued.

A downgrade in our financial strength ratings could adversely impact our business volume and our ability to access additional debt or equity financing.

Financial strength ratings have become increasingly important to an insurer’s competitive position. Ratings measure an insurance company’s ability to meet its obligation to contract holders and policyholders. High ratings help maintain public confidence in a company’s products, facilitate marketing of products and enhance its competitive position. Rating agencies review their ratings periodically, and our current ratings may not be maintained in the future. A downgrade in our ratings could negatively impact our business volumes, as it is possible demand for our products in certain markets may be reduced or our ratings could fall below minimum levels required to maintain existing business. Additionally, we may find it more difficult to access the capital markets and we may incur higher borrowing costs. If significant losses, such as those resulting from one or more major catastrophes, or significant reserve additions were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future to maintain our ratings or limit the extent of a downgrade. For example, a trend of more frequent and severe weather-related catastrophes may lead rating agencies to substantially increase their capital requirements.

We cannot guarantee that our insurance affiliates, UPC, FSIC, IIC and ACIC will maintain their current A (Exceptional) or higher ratings by Demotech and A- ratings by Kroll. Any downgrade of these ratings could impact the acceptability of our products to mortgage lenders that require homeowners to buy insurance, reduce our ability to retain and attract policyholders and agents and damage our ability to compete, which may cause a material adverse effect on our results of operations and financial condition.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Future sales of substantial amounts of our common stock by us or our existing stockholders could cause our stock price to decrease.

As of December 31, 2017, we have registered up to $100,000,000 of our securities (including our common stock) for sale from time to time in one or more offerings.  Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Additionally, we issued shares representing approximately 49% of the issued and outstanding common stock of the combined company as consideration in the merger with AmCo, resulting in substantial dilution to our then-existing shareholders. Future share issuances in connection with merger transactions or other acquisitions could result in substantial additional dilution to our shareholders.

Dividend payments on our common stock in the future are uncertain, and our ability to pay dividends may be constrained by our holding company structure.

We have paid dividends on our common stock in the past. However, the declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends from our subsidiaries (as we are a holding company and do not have any significant operations or assets other than our ownership of the shares of our operating subsidiaries), general business conditions and such other factors as our Board of Directors deems relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations.

The Company is a holding company with no significant operations. The principal assets are the stock of its subsidiaries and the holding company’s directly held investment portfolio. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 14 of our Consolidated Financial Statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to shareholders and service our debt in the timeframe expected.

UNITED INSURANCE HOLDINGS CORP.

Management views enterprise economic capital as a combination of statutory surplus and invested assets at the parent holding company level. Deterioration in statutory surplus or earnings, from developments such as catastrophe losses, or changes in market conditions or interest rates, could adversely affect holding company liquidity by impacting the amount of dividends from our subsidiaries or the utilization of invested assets at the holding company to increase statutory surplus or for other corporate purposes.

The substantial ownership of our common stock by R. Daniel Peed and his affiliates allows him to exert significant control over us, and the Company and R. Daniel Peed are subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities.

R. Daniel Peed beneficially owns approximately 32% of our issued and outstanding common stock at December 31, 2017. Mr. Peed also has a proxy from another member of RDX Holding, LLC (RDX), the former parent company of AmCo, who beneficially owns approximately 8% of our issued and outstanding common stock. As a result, Mr. Peed is able to exert substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other stockholders may disagree. Mr. Peed has the ability to exert significant influence over the following:

•	the nomination, election and removal of our Board of Directors;

•	the adoption of amendments to our charter documents;

•	management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Mr. Peed, AmCo and ACIC are also subject to restrictive covenant agreements that contain non-competition, non-solicitation, confidentiality and other restrictive covenants that prohibit Mr. Peed, AmCo and ACIC from engaging in certain activities, including activities customarily performed by managing general agents and activities relating to segments of the commercial property insurance market for coastally exposed risks in the United States. Additionally, in connection with our merger with AmCo, we agreed to be subject to a restrictive covenant expiring on June 1, 2022 that will prohibit the formation, investment in or development, acquisition or ownership of any managing general agent or entity that performs activities customarily performed by managing general agents, or the engagement in customary managing general agent functions with respect to the commercial property insurance business. These restrictive covenants may restrict us and Mr. Peed from pursuing opportunities for expansion, including opportunities to act as or perform functions similar to a managing general agent, and therefore may limit our overall growth potential.

Further, we entered into a stockholder’s agreement with Mr. Peed and certain affiliates of Mr. Peed, which provides those stockholders with rights that our other stockholders do not have, including, subject to certain conditions, the right to designate for nomination or appointment up to three of the current 10 members of our Board of Directors. Although the stockholder’s agreement requires shares beneficially owned by Mr. Peed and his affiliates to be voted in proportion to the votes cast by other stockholders on any proposal on which our stockholders are entitled to vote, this restriction will terminate on the earlier of (i) April 3, 2022 and (ii) the date that Mr. Peed and his affiliates beneficially own less than 25% of our voting securities.

Provisions in our charter documents may make it harder for others to obtain control of us even though some stockholders might consider such a development to be favorable.

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

Further, our Board of Directors has the ability to designate the terms of and issue one or more series of preferred stock, which may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B. Unresolved Staff Comments

None.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Properties

All of our properties owned or leased are used for office space. We own two buildings located in St. Petersburg, Florida. Our principal location contains approximately 40,000 square feet of commercial office space and associated property for use as our principal executive offices. Our second building contains approximately 7,800 square feet of commercial office space and is currently unoccupied but is being renovated for future use.

We lease in total approximately 16,500 square feet of office space located in Florida, New York, and Hawaii. These leases are generally short-term to medium-term leases of commercial office space.

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

At December 31, 2017, we were not involved in any material non-claims-related legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (Nasdaq) under the symbol “UIHC”. The table below sets forth, for the calendar quarter indicated, the high and low sales prices of our common stock as reported on Nasdaq.

	Sales Prices
	High	Low
2017
Fourth Quarter	$17.41	$15.30
Third Quarter	16.77	13.60
Second Quarter	17.41	14.41
First Quarter	17.81	13.05
2016
Fourth Quarter	17.04	9.52
Third Quarter	17.16	14.29
Second Quarter	19.73	14.50
First Quarter	20.04	13.46

HOLDERS OF COMMON EQUITY

As of March 28, 2018, we had 3,880 holders of record of our common stock. The number of record holders includes stockholders who are beneficial owners and shares held in street name by brokers and other nominees.

DIVIDENDS

We declared and paid dividends on our common stock each quarter during 2017 and 2016 as follows:

	2017	2016
Per Share
First Quarter	$0.06	$0.05
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06

Total Dividends Paid	$8,991,000	$4,974,000

Any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

UNITED INSURANCE HOLDINGS CORP.

Under Florida law, Florida-domiciled insurers such as UPC and ACIC may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

1.	the lesser of:

a.	10% of the insurer’s capital surplus, or

b.	100% of the insurer’s net income, not including realized capital gains, plus a two-year carryforward

2.	10% of the insurer’s capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or

3.	the lesser of:

a.	10% of the insurer’s capital surplus, or

b.	100% of the insurer’s net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Alternatively, UPC or ACIC may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

1.	the dividend is equal to or less than the greater of:

a.	10% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains, or

b.	The insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and:

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

Except as provided above, Florida-domiciled insurers may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2017, we were in compliance with these requirements.

Under the insurance regulation of Hawaii, the maximum amount of dividends that a Hawaii-domiciled insurer such as FSIC. may pay to its parent company without prior approval from the Hawaii Insurance Commissioner is:

1.	the lesser of:

a.	10% of the insurer’s surplus as of December 31 of the preceding year, or

b.	10% of the net income, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year.

UNITED INSURANCE HOLDINGS CORP.

In performing the net income test, property and casualty insurers may carry-forward income from the previous two calendar years that has not already been paid out as dividends. This carry-forward is computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediately preceding calendar years. As of December 31, 2017, we were in compliance with these requirements.

Under the insurance regulations of New York, a New York-domiciled insurer such as IIC may not declare or distribute any dividend to shareholders which, together with all dividends declared or distributed by it during the next preceding twelve months, exceeds:

1.the lesser of:

a.	10% of the insurer’s surplus to policyholders as shown on its latest statement on file with the Superintendent, or

b.100% of “adjusted net investment income” during that period.

New York law defines “adjusted net investment income” to mean: net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto.

Under an agreement with the New York Department of Financial Services, we will not issue dividends on behalf of IIC within two years of the acquisition date of April 29, 2016. As of December 31, 2017, we were in compliance with these requirements.

See Note 14 to our Notes to Consolidated Financial Statements for further discussion of restrictions on future payments of dividends by our insurance affiliates.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on our common stock from December 31, 2012 through December 31, 2017 as compared to the cumulative total return of the Russell 2000 Index and the NASDAQ Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company’s stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on each December 31 from 2012 through 2017 of a $100 investment made on December 31, 2012 with all dividends reinvested.

UNITED INSURANCE HOLDINGS CORP.

	2012	2013	2014	2015	2016	2017
United Insurance Holdings Corp.	$100.00	$236.27	$371.02	$292.42	$262.84	$303.64
Russell 2000 Index	100.00	137.00	141.84	133.74	159.78	180.79
NASDAQ Insurance Index	100.00	128.78	139.79	148.81	172.07	177.55

The foregoing performance graph and data shall not be deemed “filed” as part of this Form 10-K for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such filing.

RECENT SALES OF UNREGISTERED SECURITIES

During 2017, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2017, we did not repurchase any of our equity securities.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 - “Financial Statements and Supplementary Data” of this Form 10-K. The consolidated statements of income data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data at December 31, 2017 and 2016 are derived from our audited financial statements appearing in Item 8 of this Form 10-K. The consolidated statements of income data for the years ended December 31, 2014 and 2013 and the balance sheet data at December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results shown below are not necessarily indicative of the results to be expected in any future period.

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Revenue:
Gross premiums written	$1,040,848	$708,156	$569,736	$436,753	$381,352
Gross premiums earned	986,023	666,829	504,215	400,695	316,708
Net premiums earned	$585,490	$456,931	$335,958	$264,850	$197,378
Net investment income and realized gains	17,879	11,226	10,039	6,775	3,742
Other revenue	51,051	18,960	11,572	8,605	6,960
Total revenue	$654,420	$487,117	$357,569	$280,230	$208,080
Expenses:
Loss and loss adjustment expenses	365,535	298,353	183,108	118,077	98,830
Other operating expenses	284,881	181,138	132,569	97,410	74,397
Interest expense	3,247	723	326	410	367
Total expenses	$653,663	$480,214	$316,003	$215,897	$173,594
Income before income taxes	910	7,003	41,860	64,410	34,487
Provision for income taxes	(9,235)	1,305	14,502	23,397	14,145
Net income	$10,145	$5,698	$27,358	$41,013	$20,342
Earnings per share
Basic	$0.27	$0.27	$1.29	$2.06	$1.26
Diluted	$0.27	$0.26	$1.28	$2.05	$1.26
Cash dividends declared per share	$0.24	$0.23	$0.20	$0.16	$0.12

Other Data:
Return on average equity, trailing twelve months	2.2%	2.4%	12.4%	27.2%	20.8%

Ceded ratio(1)	40.6%	31.5%	33.4%	33.9%	37.7%

Ratios to net premiums earned:
Loss and loss adjustment expenses	62.4%	65.3%	54.5%	44.6%	50.0%
Expenses	48.7%	39.6%	39.5%	36.8%	37.7%
Combined Ratio	111.1%	104.9%	94.0%	81.4%	87.7%
Effect of current year catastrophe losses on combined ratio	19.8%	12.2%	8.5%	0.3%	1.8%
Effect of prior year (favorable) development on combined ratio	(0.4)%	3.7%	(0.7)%	(1.5)%	2.1%
Effect of ceding commission income on combined ratio	6.3%	1.5%	—%	—%	—%
Underlying Combined Ratio(2)	85.4%	87.5%	86.2%	82.6%	83.8%
(1) Calculated as ceded premiums earned divided by gross premiums earned.
(2) Underlying combined ratio, a measure that is not based on accounting principles generally accepted in the United States of America (GAAP), is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K is in the “Definitions of Non-GAAP Measures” in Part II Item 7 of this Form 10-K.

UNITED INSURANCE HOLDINGS CORP.

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Balance Sheet Data:
Cash and invested assets	$1,130,806	$679,335	$537,500	$443,018	$326,548
Prepaid reinsurance premiums	201,904	132,564	79,399	63,827	55,268
Total Assets	2,059,921	999,686	740,021	584,169	441,230

Unpaid loss and loss adjustment expenses	$482,232	$140,855	$76,792	$54,436	$47,451
Unearned premiums	555,873	372,223	304,653	229,486	193,428
Reinsurance payable	149,117	99,891	64,542	45,254	39,483
Notes payable	161,364	54,175	12,353	13,529	14,706
Total Liabilities	1,522,796	758,359	500,810	380,406	333,643
Total Stockholders’ Equity	537,125	241,327	239,211	203,763	107,587

Statutory Surplus	$389,384	$212,298	$150,860	$126,249	$78,362

UNITED INSURANCE HOLDINGS CORP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

United Insurance Holding Corp. is a holding company primarily engaged in residential and commercial property and casualty insurance in the United States. We conduct our business principally through four wholly-owned insurance subsidiaries: UPC, ACIC, FSIC, and IIC. Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina and Texas. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

We have historically grown our business through strong organic growth complemented by strategic acquisitions, including our acquisition of AmCo in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH) in February 2015. As a result of these acquisitions, along with organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 17.1% from 451,155 policies in-force at December 31, 2016 to 528,193 policies in-force at December 31, 2017.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expenses. During the third quarter of 2017, Hurricane Harvey made landfall in Texas and Hurricane Irma made landfall in Florida. During the fourth quarter of 2016, Hurricane Matthew impacted Florida and Georgia before making landfall in South Carolina and also impacting North Carolina. In 2017, we retained $83,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable as a result of hurricanes.

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of UPC Insurance. In evaluating our results of operations, we use premiums written and earned, policies in-force and new and renewal policies by geographic concentration. We also consider the impact of catastrophe losses and prior year development on our loss ratios, expense ratios and combined ratios. In monitoring our investments, we use credit quality, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification and portfolio duration. To evaluate our financial condition, we consider our: liquidity, financial strength, ratings, book value per share and return on equity.

UNITED INSURANCE HOLDINGS CORP.

	Year Ended December 31,
	2017	2016	2015
REVENUE:
Gross premiums written	$1,040,848	$708,156	$569,736
Increase in gross unearned premiums	(54,825)	(41,327)	(65,521)
Gross premiums earned	986,023	666,829	504,215
Ceded premiums earned	(400,533)	(209,898)	(168,257)
Net premiums earned	585,490	456,931	335,958
Net investment income	17,812	10,679	9,212
Net realized gains	67	547	827
Other revenue	51,051	18,960	11,572
Total revenue	654,420	487,117	357,569
EXPENSES:
Losses and loss adjustment expenses	365,535	298,353	183,108
Policy acquisition costs	175,444	117,658	87,401
Operating expenses	27,675	20,524	15,316
General and administrative expenses	81,762	42,956	29,852
Interest expense	3,247	723	326
Total expenses	653,663	480,214	316,003
Income before other income	757	6,903	41,566
Other income	153	100	294
Income before income taxes	910	7,003	41,860
(Benefit) provision for income taxes	(9,235)	1,305	14,502
Net income	$10,145	$5,698	$27,358
Net income per diluted share	$0.27	$0.26	$1.28
Book value per share	$12.56	$11.15	$11.11
Return on equity based on GAAP net income	2.2%	2.4%	12.4%
Loss ratio, net(1)	62.4%	65.3%	54.5%
Expense ratio, net(2)	48.7%	39.6%	39.5%
Combined ratio (CR)(3)	111.1%	104.9%	94.0%
Effect of current year catastrophe losses on CR	19.8%	12.2%	8.5%
Effect of prior year development on CR	(0.4)%	3.7%	(0.7)%
Effect of ceding commission income on CR	6.3%	1.5%	—%
Underlying combined ratio(4)(5)	85.4%	87.5%	86.2%
(1) Loss ratio, net is calculated as losses and loss adjustment expenses (LAE) relative to net premiums earned.
(2) Expense ratio, net is calculated as the sum of all operating expenses less interest expense relative to net premiums earned.
(3) Combined ratio is the sum of the loss ratio, net and expense ratio, net.
(4) Underlying combined ratio, a measure that is not based on GAAP, is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in “Definitions of Non-GAAP Measures”, below.
(5) Included in both the expense ratio and the combined ratio are $38,104,000, $11,108,000, and $1,675,000 for the years ended December 31, 2017, 2016, and 2015, respectively, of merger professional fees and amortization expense predominately associated with the AmCo, IIC, and FSH acquisitions. Excluding these additional expenses, the Company would have reported underlying combined ratios of 78.9%, 85.1%, and 85.7% for the year ended December 31, 2017, 2016, and 2015 respectively.

UNITED INSURANCE HOLDINGS CORP.

DEFINITIONS OF NON-GAAP MEASURES

We believe that investors’ understanding of UPC Insurance’s performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Combined ratio excluding the effects of current year catastrophe losses, prior year reserve development and ceding commission income earned (underlying combined ratio) is a non-GAAP ratio, which is computed by subtracting the effect of current year catastrophe losses, prior year development, and ceding commission income earned related to our quota share reinsurance agreement from the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses, losses from lines in run-off, prior year development, and ceding commission income earned. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share reinsurance agreement. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of the Company’s business.

Net Loss and LAE excluding the effects of current year catastrophe losses and reserve development (underlying loss and LAE) is a non-GAAP measure which is computed by subtracting current year catastrophe losses and prior year reserve development from loss and LAE. We use underlying loss and LAE figures to analyze our loss trends that may be impacted by current year catastrophe losses and prior year development on our reserves. As discussed previously, these two items can have a significant impact on our loss trend in a given period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company's performance. The most direct comparable GAAP measure is net loss and LAE. The underlying loss and LAE measure should not be considered a substitute for net losses and LAE and does not reflect the overall profitability of our business.

Operating Expenses excluding the effects of ceding commission income earned, merger expenses, and amortization of intangible assets (underlying expense) is a non-GAAP measure which is computed by subtracting ceding income earned related to our quota share reinsurance agreement, merger expenses and amortization of intangibles. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share reinsurance agreement. Merger expenses are directly related to past mergers and are not reflective of current period operating performance. Similarly, amortization expense is related to the amortization of intangible assets acquired through merger and therefore the expense does not arise through normal operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is operating expenses. The underlying expense measure should not be considered a substitute for the expense ratio and does not reflect the overall profitability of our business.

Net Income excluding the effects of merger expenses, non-cash amortization of intangible assets and realized gains (losses), net of tax (core income) is a non-GAAP measure which is computed by adding merger expenses, net of tax, and amortization, net of tax, to net income and subtracting realized gains (losses) on our investment portfolio net of tax, from net income. Merger expenses are directly related to past mergers and are not reflective of current period operating performance. Similarly, amortization expense is related to the amortization of intangible assets acquired through mergers and therefore the expense does not arise through normal operations. Investment portfolio gains (losses) vary independent of the Company's operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is net income. The core income measure should not be considered a substitute for net income and does not reflect the overall profitability of our business.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2017 COMPARED TO 2016

Revenues

Net income for the year ended December 31, 2017 was $10,145,000, or $0.27 per diluted share, compared to net income of $5,698,000, or $0.26 per diluted share, for the year ended December 31, 2016. The increase in net income was primarily due to an increase in gross premiums earned and improvement in our underlying loss ratio, as well as the favorable impact of U.S. Tax Reform.

Our total gross written premium increased by $332,692,000, or 47.0%, to $1,040,848,000 for the year ended December 31, 2017 from $708,156,000 for the year ended December 31, 2016, primarily reflecting our merger with AmCo on April 3, 2017, as well as strong organic growth in new and renewal business generated in our Gulf and Northeast regions. The breakdown of the year-over-year changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

Direct Written and Assumed Premium By Region (1)	2017	2016	Change
Florida	$540,796	$336,591	$204,205
Gulf	201,475	160,520	40,955
Northeast	154,502	123,964	30,538
Southeast	92,753	87,176	5,577
Total direct written premium	$989,526	$708,251	$281,275
Assumed premium (2)	51,322	(95)	51,417
Total gross written premium by region	$1,040,848	$708,156	$332,692

Gross Written Premium by Line of Business
Personal property (3)	$799,097	$685,402	$113,695
Commercial property	241,751	22,754	218,997
Total gross written premium by line of business	$1,040,848	$708,156	$332,692
(1) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2017 includes commercial property business assumed from an unaffiliated insurer and the Texas Windstorm Insurance Association (TWIA) and 2016 premium assumed includes homeowners’ business from Citizens Property Insurance Corporation (Citizens) and TWIA.
(3) Includes gross written premium from flood policies.

New and Renewal Policies(1) By Region(2)	2017	2016	Change
Florida	226,136	192,921	33,215
Gulf	131,334	105,334	26,000
Northeast	115,709	89,512	26,197
Southeast	79,763	69,018	10,745
Total	552,942	456,785	96,157
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.
(2) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the year ended December 31, 2017 increased $173,449,000, or 36.1%, to $653,663,000 for the year ended December 31, 2017 from $480,214,000 for the same period in 2016, primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our combined and underlying loss ratios is shown below.

($ in thousands)	Year Ended
	December 31,
	2017	2016	Change
Loss and LAE	$365,535	$298,353	$67,182
% of Gross earned premiums	37.1%	44.7%	(7.6	) pts
% of Net earned premiums	62.4%	65.3%	(2.9	) pts
Less:
Current year catastrophe losses	$116,424	$55,842	$60,582
Prior year reserve (favorable) unfavorable development	(2,613)	16,988	(19,601)
Underlying Loss and LAE (1)	$251,724	$225,523	$26,201
% of Gross earned premiums	25.5%	33.8%	(8.3	) pts
% of Net earned premiums	43.0%	49.4%	(6.4	) pts
(1) Underlying Loss and LAE is a non-GAAP financial measure and is reconciled above to Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s expense ratio and underlying expense ratios are shown below.

($ in thousands)	Year Ended
	December 31,
	2017	2016	Change
Policy acquisition costs	$175,444	$117,658	$57,786
Operating and underwriting	27,675	20,524	7,151
General and administrative	81,762	42,956	38,806
Total Operating Expenses	$284,881	$181,138	$103,743
% of Gross earned premiums	28.9%	27.2%	1.7	pts
% of Net earned premiums	48.7%	39.6%	9.1	pts
Less:
Ceding commission income	$37,175	$6,882	$30,293
Merger expenses and amortization	38,104	11,108	26,996
Underlying Expense (1)	$209,602	$163,148	$46,454
% of Gross earned premiums	21.3%	24.5%	(3.2	) pts
% of Net earned premiums	35.8%	35.7%	0.1	pts
(1) Underlying Expense is a non-GAAP financial measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

Loss and LAE increased by $67,182,000, or 22.5%, to $365,535,000 for the year ended December 31, 2017 from $298,353,000 for the year ended December 31, 2016. Loss and LAE expense as a percentage of net earned premiums decreased 2.9 points to 62.4% for the year, compared to 65.3% last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year was 25.5%, a decrease of 8.3 points from 33.8% during the year ended December 31, 2016.

During the third quarter of 2017, our catastrophe losses included claims from Hurricane Harvey, which made landfall as a category 4 storm in Texas, and Hurricane Irma, which was also a category 4 storm making landfall in Florida. Our catastrophe excess of loss reinsurance limits retained losses to $91,000,000 in total for these two events, which was further reduced to $83,000,000 by our quota share reinsurance.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs increased by $57,786,000, or 49.1%, to $175,444,000 for the year ended December 31, 2017 from $117,658,000 for the year ended December 31, 2016. The primary driver of the increase in costs was the result of the managing general agent fees paid to AmRisc in relation to AmCo commercial premium which was a cost increase anticipated with the acquisition of AmCo. The remaining change was the result of policy acquisition costs varying directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating and underwriting expenses increased by $7,151,000, or 34.8%, to $27,675,000 for the year ended December 31, 2017 from $20,524,000 for the year ended December 31, 2016, primarily due to increased costs related to our ongoing growth, incurred expenses related to software improvements and costs related to the increase in underwriting reports.

General and administrative expenses increased by $38,806,000, or 90.3%, to $81,762,000 for the year ended December 31, 2017 from $42,956,000 for the year ended December 31, 2016, primarily due to amortization costs related to the merger with AmCo.

We experienced favorable reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

	Historical Reserve Development
($ in thousands, except ratios)	2013	2014	2015	2016	2017
Prior year reserve favorable (unfavorable) development	$(4,078)	$4,037	$2,368	$(16,988)	$2,613
Development as a % of earnings before interest and taxes	11.7%	6.2%	5.7%	219.9%	62.9%
Consolidated net loss ratio (LR)	50.0%	44.6%	54.5%	65.3%	62.4%
Prior year reserve unfavorable (favorable) development on LR	2.1%	(1.5)%	(0.7)%	3.7%	(0.4)%
Current year catastrophe losses on LR	1.8%	0.3%	8.5%	12.2%	19.8%
Underlying net loss ratio(1)	46.1%	45.8%	46.7%	49.4%	43.0%
(1) Underlying Net Loss Ratio is a non-GAAP measure and is reconciled above to the Consolidated Net Loss Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2016 COMPARED TO 2015

Revenues

Net Income for the year ended December 31, 2016 was $5,698,000, or $0.26 per diluted share, compared to $27,358,000, or $1.28 per diluted share, for the year ended December 31, 2015. The decrease in net income was primarily due to increases in losses and LAE during 2016 as compared to 2015.

Our gross written premium increased by $138,420,000, or 24.3%, to $708,156,000 year ended December 31, 2016 from $569,736,000 the year ended December 31, 2015, primarily due to strong organic growth in new and renewal business generated in our Gulf and Northeast regions. Increases in direct written premium of over $159,335,000 were partially offset by reductions in assumed premium as we sharply curtailed our takeout activity in 2016 compared to the prior year. The breakdown of the year–over–year changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the following table:

Direct Written and Assumed Premium By Region (1)	2016	2015	Change
Florida	$336,591	$314,588	$22,003
Gulf	160,520	91,303	69,217
Northeast	123,964	73,128	50,836
Southeast	87,176	69,897	17,279
Total direct written premium	$708,251	$548,916	$159,335
Assumed premium (2)	(95)	20,820	(20,915)
Total gross written premium by region	$708,156	$569,736	$138,420

Gross Written Premium by Line of Business
Personal property (3)	$685,402	$557,953	$127,449
Commercial property	22,754	11,783	10,971
Total gross written premium by line of business	$708,156	$569,736	$138,420
(1) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premiums written includes $1,610,000 of homeowners’ premium assumed from Maidstone Insurance Company in conjunction with the IIC acquisition in 2016, as well as premiums assumed from Citizens in 2015 and 2016 as well as TWIA in 2016.
(3) Includes gross written premium from flood policies.

New and Renewal Policies(1) By Region (2)	2016	2015	Change
Florida	192,921	175,284	17,637
Gulf	105,334	58,752	46,582
Northeast	89,512	54,172	35,340
Southeast	69,018	52,522	16,496
Total	456,785	340,730	116,055
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.
(2) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the year ended December 31, 2016 increased $164,211,000, or 52.0%, to $480,214,000 for the year ended December 31, 2016 from $316,003,000 for 2015, primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our combined and underlying loss ratios is shown below:

($ in thousands)	Year Ended
	December 31,
	2016	2015	Change
Loss and LAE	$298,353	$183,108	$115,245
% of Gross earned premiums	44.7%	36.3%	8.4	pts
% of Net earned premiums	65.3%	54.5%	10.8	pts
Less:
Current year catastrophe losses	$55,842	$28,565	$27,277
Prior year reserve (favorable) development	16,988	(2,368)	19,356
Underlying Loss and LAE (1)	$225,523	$156,911	$68,612
% of Gross earned premiums	33.8%	31.1%	2.7	pts
% of Net earned premiums	49.4%	46.7%	2.7	pts
(1) Underlying Loss and LAE is a non-GAAP financial measure and is reconciled above to Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented can be found in this Form 10-K is in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s expense ratio and underlying expense ratios are shown below.

($ in thousands)	Year Ended
	December 31,
	2016	2015	Change
Policy acquisition costs	$117,658	$87,401	$30,257
Operating and underwriting	20,524	15,316	5,208
General and administrative	42,956	29,852	13,104
Total Operating Expenses	$181,138	$132,569	$48,569
% of Gross earned premiums	27.2%	26.3%	0.9	pts
% of Net earned premiums	39.6%	39.5%	0.1	pts
Less:
Ceding commission income	$6,882	$—	$6,882
Merger expenses and amortization	11,108	1,675	9,433
Underlying Expense (1)	$163,148	$130,894	$32,254
% of Gross earned premiums	24.5%	26.0%	(1.5	) pts
% of Net earned premiums	35.7%	39.0%	(3.3	) pts
(1) Underlying Expense is a non-GAAP financial measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

Loss and LAE increased $115,245,000, or 62.9%, to $298,353,000 for the year ended December 31, 2016 from $183,108,000 for the year ended December 31, 2015. Loss and LAE expense as a percentage of net earned premiums increased 10.8 points to 65.3% for the year, compared to 54.5% for the prior year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year was 33.8%, an increase of 2.7 points from 31.1% during 2015, due primarily to an increase in fire and weather-related losses as well as lower average premiums. Retained catastrophe losses of $55,842,000 during 2016 included losses from spring storms in Florida and Texas, the August Louisiana storms, Hurricane Hermine, Tropical Storm Colin, Hurricane Matthew, and certain other losses not covered by our reinsurance programs. Prior year loss reserve development of $16,988,000 for the year was driven primarily by non-catastrophe claims in Florida for accident year 2015.

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

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes in Part II, Item 8 in this Form 10-K.

Investments

With respect to our investments, we primarily attempt to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that we believe represent the most attractive relative value, and we maintain a moderate equity exposure. We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance affiliates can make; therefore, our current investment policy limits investment in non-investment grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities.

Our cash and investment portfolios totaled $1,130,806,000 at December 31, 2017 compared to $679,335,000 at December 31, 2016. The increase is a result of the addition of the ACIC portfolio in April 2017 and net proceeds from the issuance of our $150,000,000 6.250% senior notes in December 2017.

The following table summarizes our investments, by type:

	December 31, 2017		December 31, 2016
	Fair Value	Percent of Total	Fair Value	Percent of Total
U.S. government and agency securities	$235,891	20.9%	$149,952	22.1%
Foreign governments	2,036	0.2%	2,061	0.3%
States, municipalities and political subdivisions	201,512	17.8%	169,112	24.9%
Public utilities	20,257	1.8%	7,730	1.1%
Corporate securities	287,562	25.4%	164,536	24.1%
Asset-backed securities	14,905	1.3%	—	—%
Redeemable preferred stocks	692	0.1%	1,125	0.2%
Total fixed maturities	762,855	67.5%	494,516	72.8%
Mutual fund	31,924	2.8%	—	—%
Public utilities	1,702	0.2%	1,507	0.2%
Common stocks	27,902	2.5%	24,048	3.6%
Nonredeemable preferred stocks	1,767	0.2%	2,843	0.4%
Total equity securities	63,295	5.7%	28,398	4.2%
Other long-term investments	8,381	0.7%	5,733	0.8%
Portfolio loans	20,000	1.8%	—	—%
Total investments	$854,531	75.7%	$528,647	77.8%
Cash and cash equivalents	$276,275	24.3%	$150,688	22.2%
Total cash and investments	$1,130,806	100.0%	$679,335	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2017 and 2016 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At December 31, 2017, approximately 86.5% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 13.5% were corporate bonds rated “BBB” or “BB”.

At December 31, 2017, there were 214 fixed maturity securities in an unrealized loss position for a period of 12 months or longer reflecting unrealized losses of $2,394,000 and no equity securities in an unrealized loss position for a period of 12 months or longer. We currently have no plans to sell these 214 securities, and we expect to fully recover our cost basis. We

UNITED INSURANCE HOLDINGS CORP.

reviewed all of our securities and determined that we did not need to record impairment charges at December 31, 2017. Similarly, we did not record impairment charges at December 31, 2016.

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

During the second quarter of 2017 we placed our reinsurance program for the 2017 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $2,747,500,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements were effective as of June 1, 2017, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund. The private agreements provide coverage against severe weather events such as hurricanes, tropical storms and tornadoes. The cost for this program increased by $122,669,000 to $314,169,000 in 2017 as a result of increasing our protection by 81.3% and including ACIC under the program.

Effective December 31, 2017, we replaced our 15% quota share agreement that expired on November 30, 2017 and our 5% quota share agreement that was set to renew on December 1, 2017 with a new quota share reinsurance agreement with a term of 12 months and a cession rate of 20% for all subject business. Effective January 1, 2018, we renewed the Aggregate Excess of Loss Treaty to provide coverage against accumulated losses from specified catastrophe events, for a term of 12 months.

Excluding our flood business, for which we cede 100% of the risk of loss, reinsurance costs for 2017 were 38.6% of gross premiums earned compared to 28.7% of gross premiums earned for 2016. The increase in this ratio was driven primarily by our quota share reinsurance program, which was in effect for eleven months during 2017, but for only one month during 2016.

See Note 9 in our Notes to Consolidated Financial Statements for additional information regarding our reinsurance program.

Unpaid Losses and Loss Adjustments

We generally use the term “loss(es)” to collectively refer to both loss and LAE. We establish reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future, including provisions for claims that have been reported but are unpaid at the balance sheet date and for obligations on claims that have been incurred but not reported at the balance sheet date. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration costs of our insured claims incurred and unpaid.

Unpaid losses and LAE totaled $482,232,000 and $140,855,000 as of December 31, 2017 and December 31, 2016, respectively. The balance has increased year over year as a result of losses incurred from Hurricanes Harvey and Irma during the second half of 2017, as well as from the merger with AmCo in the first half of 2017.

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

See Note 10 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding our losses and LAE.

UNITED INSURANCE HOLDINGS CORP.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income, the sale or maturity of invested assets, the issuance of debt and the issuance of additional shares of our stock. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, acquire subsidiaries and pay associated costs, as well as to repay debts and purchase investments.

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The RBC guidelines published by the NAIC may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 14 in our Notes to Consolidated Financial Statements and Part II, Item 5 for additional information.

During the years ended December 31, 2017 and 2016 we contributed $30,000,000 and $41,000,000 of capital to our insurance subsidiaries, respectively. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

On December 13, 2017, we issued $150,000,000 of senior notes that will mature on December 15, 2027 and bear interest at a rate equal to 6.250% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The senior notes are senior unsecured obligations of the Company. We may redeem the senior notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On and after that date, we may redeem the senior notes at par.

On April 3, 2017, the Company successfully completed its merger with AmCo. The acquisition was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as merger consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo. As a result of the mergers, AmCo merged with and into a wholly-owned subsidiary of the Company. We incurred $7,000,000 of merger-related expenses. Please refer to Note 4 in the Notes to Consolidated Financial Statements for additional information on the merger transaction.

On December 5, 2016, we issued $30,000,000 of senior notes to private investors at an interest rate of 5.75% in excess of the three-month LIBOR. The notes were redeemed at par value on December 13, 2017 without a pre-payment penalty. Please refer to Note 11 in the Notes to Consolidated Financial Statements for a discussion of the additional terms associated with these notes.

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to Branch Banking & Trust (BB&T) with the intent to use the funds to renovate, furnish and equip our corporate headquarters. The note bears interest at 1.65% in excess of the one-month LIBOR. The interest rate resets monthly and was 3.00% at December 31, 2017. Please refer to Note 11 in the Notes to Consolidated Financial Statements for a discussion of the additional terms associated with this note.

On April 29, 2016, we acquired all of the outstanding common stock of IIC for $60,471,000. We paid $48,450,000 in cash at closing and issued an $8,550,000 promissory note to Interboro, LLC, the former parent company of IIC, which matured and was paid in October 2017. The purchase price also included the assumption of an accrued liability of $3,471,000 which was paid during July 2016. We incurred $224,000 of merger-related expenses. Please refer to Note 11 in the Notes to Consolidated Financial Statements for a discussion of the additional terms associated with this note.

Financial Covenants

$150M Senior Notes Payable - Our senior notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the "Balance Sheet Date") immediately preceding the date on which such additional indebtedness is incurred would have been no

UNITED INSURANCE HOLDINGS CORP.

greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding Balance Sheet Date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without selling the senior notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2017, we were in compliance with the covenants as specified in the senior notes.

Florida State Board of Administration (SBA) Note Payable (SBA Note) - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC’s interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate (as defined in the SBA Note agreement) which was 2.33% at the end of 2017. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which was 2.31% at the end of 2017. Our SBA Note further provides that the SBA may, among other things, declare its loan immediately due and payable for all defaults existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2017, we were in compliance with the covenants as specified in the SBA Note.

BB&T Term Note Payable (BB&T Note) - The BB&T Note requires that at all times while there has been no “Non-Recurring Losses”, the Company will maintain a minimum Cash Flow Coverage ratio of 1.2:1. The Cash Flow Coverage ratio is defined as UPC Insurance’s cash flow to our debt services. “Cash flow” is defined as earnings before taxes, plus depreciation and amortization and interest. “Debt service” is defined as the prior year’s current maturities of long term debt plus interest expense. This ratio will be tested annually, based on UPC Insurance’s audited financial statements. For the one-year period following a "Non-Recurring Loss", UPC Insurance is required to maintain a minimum Cash Flow Coverage ratio of 1.0:1. "Non-Recurring Losses" is defined as losses from our insurance subsidiaries' operations, as determined from time to time in the bank's sole discretion. This covenant will only be effective if the Pre-Non-Recurring Losses (as defined in the BB&T Note) test is failed, and is only available and effective for one (1) annual test period. Thereafter, the Non-Recurring Loss Cash Flow Coverage Ratio (as defined in the BB&T Note) of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2017, we were in compliance with the covenants as specified in the BB&T Note.

In addition, the BB&T Note requires that we establish and maintain with BB&T a noninterest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000, at all times during the term of the loan. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At December 31, 2017, we were in compliance with the covenants as specified in the BB&T Note.

Cash Flows for the Year Ended December 31, (in millions)

UNITED INSURANCE HOLDINGS CORP.

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

During the year ended December 31, 2017 and December 31, 2016, some changes in operating assets and liabilities were significantly impacted by catastrophe losses associated with Hurricanes Harvey and Irma in 2017 and Hurricane Matthew in 2016. Unpaid losses and LAE increased significantly during the period and, as a result, we expect a considerable increase in cash outflows related to the payment of catastrophe claims in the near future. However, reinsurance recoverable on paid and unpaid losses also increased significantly during the period. We expect that a considerable increase in cash inflows related to reinsurance recoveries in the near future will largely offset the cash outflows from the payment of losses.

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

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2(r) in our Notes to Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

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
In addition, the preparation of our financial statements in accordance with GAAP prescribes when we may reserve for particular risks, including litigation exposures. Accordingly, our results for a given reporting period could be significantly affected if and when we establish a reserve for a major contingency. Therefore, the results we report in certain accounting periods may appear to be volatile and past results may not be indicative of results in future periods.

UNITED INSURANCE HOLDINGS CORP.

Reserves for Unpaid Losses and LAE

Reserves for unpaid losses and LAE represent the most significant accounting estimate inherent in the preparation of our financial statements. These reserves represent management’s best estimate of the amount we will ultimately pay for losses and we base the amount upon the application of various actuarial reserve estimation techniques as well as considering other material facts and circumstances known at the balance sheet date.

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

As discussed in Note 3 in our Notes to Consolidated Financial Statements, we value our investments at fair value using quoted prices from active markets, to the extent available. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We have investments in limited partnerships that require us to use unobservable inputs.

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

For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority, has made the decision to sell or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, the security’s decline in fair value is considered other-than-temporary and is recorded in earnings.

If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We use our best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate

UNITED INSURANCE HOLDINGS CORP.

recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income. If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

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

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: (1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; (2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and (3) changes in facts and circumstances that result in changes to management’s intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or cause a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on stockholders’ equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of taxes would already be reflected as a component of accumulated other comprehensive income in stockholders’ equity.

The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluations of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations quarterly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts presented within the consolidated financial statements.

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

As discussed in Note 2(p) in our Notes to Consolidated Financial Statements, the qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment and perform a two-step quantitative impairment test.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2017, we had no off-balance-sheet arrangements.

UNITED INSURANCE HOLDINGS CORP.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at December 31, 2017:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Leases (1)	$1,311	$457	$518	$238	$98
Service agreements (2)	22,457	7,483	7,914	4,845	2,215
Long-term debt (3)	161,364	1,167	2,336	2,338	155,523
Employment agreements (4)	4,333	1,000	2,000	1,333	—
Unpaid loss and loss adjustment expenses (5)	482,232	265,640	154,869	46,270	15,453
Total	$671,697	$275,747	$167,637	$55,024	$173,289

(1)	Represents operating and capital leases for our subsidiaries.
(2) Represents agreements entered into to purchase goods and services in the normal course of business.

(3)
Represents repayment of $150,000,000 senior notes payable on December 15, 2027, principal payments totaling $10,000,000 over the remaining life of the SBA Note debt, and principal payments totaling $4,651,000 over the remaining life of the term note payable to BB&T. All future payments are shown net of amortization of debt issuance costs. See Note 11 in our Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

(4)	Represents base salary for the unfulfilled portion of the original employment agreements with certain executive officers.

(5)
As of December 31, 2017, UPC, FSIC, IIC, ACIC and Blue Line had unpaid loss and LAE of $482,232,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last 18 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

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

INTEREST RATE RISK

Fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

UNITED INSURANCE HOLDINGS CORP.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed maturity securities at December 31, 2017:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
300 basis point increase	$674,862	$(87,993)	(11.5)%
200 basis point increase	$704,201	$(58,654)	(7.7)%
100 basis point increase	$733,534	$(29,321)	(3.8)%
Fair value	$762,855	$—	—%
100 basis point decrease	$792,182	$29,327	3.8%
200 basis point decrease	$820,638	$57,783	7.6%
300 basis point decrease	$837,840	$74,985	9.8%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed maturity investments, and should not be considered indicative of future results. Based on our analysis, a 300-basis point decrease or increase in interest rates from the December 31, 2017 rates would not have a material impact on our results of operations or cash flows.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturity securities. We mitigate this risk by generally investing in investment grade securities and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity security portfolio by rating at December 31, 2017:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
AAA	$127,722	16.7%	$127,980	16.8%
AA+, AA, AA-	366,056	47.9	364,753	47.8
A+, A, A-	167,123	21.9	167,093	21.9
BBB+, BBB, BBB-	101,237	13.3	101,736	13.3
BB+, BB, BB-	1,296	0.2	1,293	0.2
Total	$763,434	100.0%	$762,855	100.0%

In addition, we are exposed to credit risk through our reinsurance program. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies.

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2017 consisted of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

UNITED INSURANCE HOLDINGS CORP.

The following table illustrates the composition of our equity portfolio at December 31, 2017:

		% of Total
Stocks by Sector	Fair Value	Fair Value
Funds	$31,924	50.4%
Consumer, Non-cyclical	7,349	11.7
Industrial	6,493	10.3
Financial	4,708	7.4
Technology	4,570	7.2
Consumer, Cyclical	3,249	5.1
Utilities	2,017	3.2
Basic Materials	1,030	1.6
Energy	1,012	1.6
Communications	943	1.5
Total	$63,295	100.0%

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
United Insurance Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 28, 2018, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2009.

/s/ RSM US LLP

Omaha, Nebraska
March 28, 2018

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Investments available for sale, at fair value:
Fixed maturities (amortized cost of $763,434 and $497,616, respectively)	$762,855	$494,516
Equity securities (adjusted cost of $50,996 and $24,074, respectively)	63,295	28,398
Other investments (amortized cost of $8,057 and $5,493, respectively)	8,381	5,733
Portfolio loans	20,000	—
Total investments	854,531	528,647
Cash and cash equivalents	276,275	150,688
Accrued investment income	5,577	3,735
Property and equipment, net	17,291	17,860
Premiums receivable, net	75,275	38,883
Reinsurance recoverable on paid and unpaid losses	395,774	24,028
Prepaid reinsurance premiums	201,904	132,564
Goodwill	73,045	14,254
Deferred policy acquisition costs, net	103,882	65,473
Intangible assets, net	45,271	12,371
Other assets	11,096	11,183
Total assets	$2,059,921	$999,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$482,232	$140,855
Unearned premiums	555,873	372,223
Reinsurance payable	149,117	99,891
Payments outstanding	41,786	21,933
Accounts payable and accrued expenses	46,594	26,124
Other liabilities	85,830	43,158
Notes payable, net	161,364	54,175
Total liabilities	1,522,796	758,359
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 42,965,137 and 21,858,697 issued; 42,753,054 and 21,646,614 outstanding, respectively	4	2
Additional paid-in capital	387,145	99,353
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	9,221	822
Retained earnings	141,186	141,581
Total Stockholders’ Equity	537,125	241,327
Total Liabilities and Stockholders’ Equity	$2,059,921	$999,686

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
REVENUE:
Gross premiums written	$1,040,848	$708,156	$569,736
Increase in gross unearned premiums	(54,825)	(41,327)	(65,521)
Gross premiums earned	986,023	666,829	504,215
Ceded premiums earned	(400,533)	(209,898)	(168,257)
Net premiums earned	585,490	456,931	335,958
Investment income	17,812	10,679	9,212
Net realized gains	67	547	827
Other revenue	51,051	18,960	11,572
Total revenues	654,420	487,117	357,569
EXPENSES:
Losses and loss adjustment expenses	365,535	298,353	183,108
Policy acquisition costs	175,444	117,658	87,401
Operating expenses	27,675	20,524	15,316
General and administrative expenses	81,762	42,956	29,852
Interest expense	3,247	723	326
Total expenses	653,663	480,214	316,003
Income before other income	757	6,903	41,566
Other income	153	100	294
Income before income taxes	910	7,003	41,860
Provision (benefit) for income taxes	(9,235)	1,305	14,502
Net income	$10,145	$5,698	$27,358
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on investments	10,647	(629)	(3,070)
Reclassification adjustment for net realized investment gains	(67)	(547)	(827)
Income tax benefit (expense) related to items of other comprehensive income	(2,181)	378	1,506
Total comprehensive income	$18,544	$4,900	$24,967

Weighted average shares outstanding
Basic	37,152,768	21,417,486	21,218,233
Diluted	37,375,340	21,614,443	21,452,540

Earnings per share
Basic	$0.27	$0.27	$1.29
Diluted	$0.27	$0.26	$1.28

Dividends declared per share	$0.24	$0.23	$0.20

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2014	20,904,414	$2	$82,380	$(431)	$4,011	$117,801	$203,763
Net income	—	—	—	—	—	27,358	27,358
Other comprehensive income	—	—	—	—	(2,391)	—	(2,391)
Restricted stock award	116,077	—	1,789	—	—	—	1,789
Issuance of common stock, net of costs	503,857	—	12,994	—	—	—	12,994
Cash dividends on common stock	—	—	—	—	—	(4,302)	(4,302)
December 31, 2015	21,524,348	2	97,163	(431)	1,620	140,857	239,211
Net income	—	—	—	—	—	5,698	5,698
Other comprehensive income	—	—	—	—	(798)	—	(798)
Restricted stock award	89,323	—	1,677	—	—	—	1,677
Issuance of common stock, net of costs	32,943	—	513	—	—	—	513
Cash dividends on common stock	—	—	—	—	—	(4,974)	(4,974)
December 31, 2016	21,646,614	2	99,353	(431)	822	141,581	241,327
Net income	—	—	—	—	—	10,145	10,145
Other comprehensive income	—	—	—	—	6,850	—	6,850
Reclassification due to adoption of ASU 2018-02	—	—	—	—	1,549	(1,549)	—
Restricted stock award	150,085	—	2,326	—	—	—	2,326
Issuance of common stock	20,956,355	2	285,466	—	—	—	285,468
Cash dividends on common stock	—	—	—	—	—	(8,991)	(8,991)
December 31, 2017	42,753,054	$4	$387,145	$(431)	$9,221	$141,186	$537,125

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$10,145	$5,698	$27,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,532	11,713	3,328
Bond amortization and accretion	5,073	3,677	1,997
Net realized (gains) losses	(67)	(547)	(827)
Provision for uncollectible premiums	494	64	272
Deferred income taxes, net	(8,584)	2,210	2,305
Stock based compensation	2,613	1,947	1,974
Changes in operating assets and liabilities:
Accrued investment income	(531)	(172)	(676)
Premiums receivable	(5,447)	5,409	(8,577)
Reinsurance recoverable on paid and unpaid losses	(351,516)	(18,459)	(893)
Prepaid reinsurance premiums	(46,796)	(53,165)	(15,572)
Deferred policy acquisition costs, net	(38,409)	(18,741)	(14,807)
Other assets	4,051	(11,006)	(3,897)
Unpaid losses and loss adjustment expenses	280,848	39,096	19,966
Unearned premiums	54,825	41,327	65,521
Reinsurance payable	26,820	36,391	18,290
Change in payments outstanding	(1,386)	—	(218)
Change in accounts payable and accrued expenses	15,905	8,005	(1,837)
Other liabilities	28,739	12,300	4,612
Net cash provided by operating activities	14,309	65,747	98,319
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	128,329	187,522	199,575
Purchases of investments available for sale	(205,720)	(201,234)	(270,141)
Purchase of portfolio loan	(20,000)	—	—
Proceeds from acquisition	95,284	—	14,467
Purchase of subsidiary, net of cash acquired	—	(32,896)	—
Cost of property, equipment and capitalized software acquired	(5,237)	(3,149)	(10,916)
Net cash used in investing activities	(7,344)	(49,757)	(67,015)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(287)	(270)	(185)
Repayments of borrowings	(40,075)	(1,379)	(3,422)
Proceeds from borrowings	150,000	35,200	—
Payments of debt issuance costs	(3,264)	(596)	—
Dividends	(8,991)	(4,974)	(4,302)
Outstanding checks in excess of funds on deposit	21,239	21,931	—
Net cash provided by (used in) financing activities	118,622	49,912	(7,909)
Increase in cash	125,587	65,902	23,395
Cash and cash equivalents at beginning of period	150,688	84,786	61,391
Cash and cash equivalents at end of period	$276,275	$150,688	$84,786
Supplemental Cash Flows Information
Interest paid	$3,407	$285	$296
Income taxes paid	$3,896	$7,194	$13,223
Non-cash transactions
Issuance of common stock in connection with acquisition	$285,468	$—	$—
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. is a property and casualty insurance holding company that sources, writes, and services residential and commercial property and casualty insurance policies using a network of agents and four wholly-owned insurance subsidiaries. Our primary insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our other three insurance subsidiaries are Family Security Insurance Company (FSIC), acquired via merger on February 3, 2015, Interboro Insurance Company (IIC), acquired via merger on April 29, 2016, and American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017. See Note 4 in our Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Our other subsidiaries include United Insurance Management L.C. (UIM), the managing general agent that manages substantially all aspects of UPC’s business; Skyway Claims Services, LLC (our claims adjusting subsidiary) that provides services to our insurance subsidiaries; AmCo Holding Company (AmCo) and Family Security Holdings (FSH) (holding company subsidiaries) that consolidate their respective insurance companies; BlueLine Cayman Holdings (a reinsurance subsidiary) that reinsurers a portfolio of E&S policies; UPC Re (a reinsurance subsidiary) that provides a portion of the reinsurance protection purchased by our insurance subsidiaries; and Skyway Reinsurance Services (a reinsurance brokerage subsidiary) that provides reinsurance brokerage services for our insurance companies.

Our primary product is homeowners’ insurance, which we currently offer in Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Texas, under authorization from the insurance regulatory authorities in each state. We are also licensed to write property and casualty insurance in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia; however, we have not commenced writing in these states.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). While preparing our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, investments and goodwill. Except for the captions on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation.

We reclassified certain amounts in the 2016 and 2015 financial statements to conform to the 2016 presentation. These reclassifications had no impact on our results of operations or stockholders’ equity, as previously reported.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash and cash equivalents

Our cash and cash equivalents include demand deposits with financial institutions and short-term, highly liquid instruments with original maturities of three months or less when purchased.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

(b)	Investments

We currently classify all of our investments in fixed maturities, equity securities, other investments and short-term investments as available-for-sale, and report them at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of comprehensive income. We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net income. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned.

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

(c)Fair Value

See Note 3 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2017.

(d)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $384,000 and $144,000 at December 31, 2017 and 2016, respectively.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

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
Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs. We did not have a premium deficiency at December 31, 2017 and December 31, 2016.

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

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software. We expect to amortize the capitalized software costs related to our data warehouse and policy administration system over its expected seven-year useful life.

See Note 7 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software that were held during 2017 and 2016.

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

We estimate our reserves for unpaid losses using individual case-basis estimates for reported claims and actuarial estimates for incurred but not reported (IBNR) claims, and we continually review and adjust our estimated losses as necessary based on our historical experience and as we obtain new information. If our unpaid loss reserves prove to be deficient or redundant, we increase or decrease the liability in the period in which we identify the difference, thereby impacting net income. Though our estimate of the ultimate cost of settling all reported and unreported claims may change at any point in the future, a reasonable

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

possibility exists that our estimate may vary significantly in the near term from the estimated amounts included in our consolidated financial statements.

On our Consolidated Balance Sheets, we report our reserves for unpaid losses gross of the amounts related to unpaid losses recoverable from reinsurers. On our Consolidated Statements of Comprehensive Income, we report losses net of amounts ceded to reinsurers. We do not discount our loss reserves for financial statement purposes.

(i)Managing General Agent Fees and Policy Fees

Our policy fees consist of the managing general agent (MGA) fee and a pay-plan fee. We defer MGA fees as unearned revenue and recognize revenue on a pro rata basis over the term of the underlying policies. We record pay-plan fees, which are charged to all policyholders that pay premium in more than one installment, as income when collected. We report all policy-related fees as other revenue on our Consolidated Statements of Comprehensive Income.

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

We also earn ceding commission on our quota share reinsurance contract, which is presented as other income with any excess unearned ceding commission recognized as unearned revenue in other liabilities. Ceding commission income is amortized over the contract period consistent with our deferred policy acquisition costs.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no bad debt expense related to reinsurance during the years ended December 31, 2017, 2016 or 2015.

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

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2017, we did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

(l)Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Should a change in tax rates occur, we recognize the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date. For example, we reflected the impact of the Tax Cuts and Jobs Act (2017 Tax Act) in the fourth quarter of 2017, the period when the legislation was enacted. Refer to Note 13 for additional information. Realization of our deferred income tax assets depends upon our generation of sufficient future taxable income.

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

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2017, 2016 or 2015.

(m)Advertising Costs

We expense all advertising costs when we incur those costs. For the years ended December 31, 2017, 2016 and 2015, we incurred advertising costs of $1,013,000, $907,000, and $2,630,000, respectively.

(n)Earnings Per Share

We report both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, we divide net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted earnings per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock, common stock equivalents, and restricted shares outstanding during the period.

(o)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies;

•	a geographic concentration resulting from the fact that, though we now operate in 12 states, we still wrote approximately 52% of our gross written premium in Florida

•
a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions; and

•	a concentration of credit risk with regard to our cash, because we choose to deposit all our cash at six financial institutions.

We mitigate our geographic and group concentrations of risk by entering into reinsurance contracts with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to our cash balances held at financial institutions, we had $314,147,000 and $159,288,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2017 and 2016, respectively. The $154,859,000 increase in excess of FDIC insurance limits was the result of holding more cash and at the end of 2017 than we did in 2016.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

(p)Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. We attribute all goodwill associated with our acquisitions to one reporting unit.

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

When testing goodwill for impairment, we also consider our market capitalization in relation to the aggregate estimated fair value of our reporting unit. We apply significant judgment when determining the estimated fair value of our reporting unit and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting unit.

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

For the 2017 annual goodwill impairment test, we utilized the qualitative assessment and determined it was not more likely than not that the fair value of the reporting units tested using the qualitative assessment was less than their carrying amount and, therefore no further testing was needed for the reporting units. We determined that the fair values of the reporting units were in excess of the carrying value and, therefore goodwill was not impaired.

(q)Intangible Assets

Identifiable intangible assets that are amortized generally represent the cost of client relationships, trade names and agency agreements acquired. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required. We periodically review identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license acquired exceeds its fair value, an impairment loss is recognized equal to that excess. For 2017, we determined that the fair values of the intangible assets were not impaired.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

(r)Portfolio Loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of the allowance for loan losses.

(s)Accounting Pronouncements

Recently Adopted Policies

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, Topic 220 (ASU 2018-02), which amends ASC Topic 220 and ASC Topic 740 by addressing the stranded amounts of AOCI which may result from the enactment of the 2017 Tax Act. Though AOCI is presented on a net-of-tax basis, ASC Topic 740 requires that the effects of new tax laws on items in AOCI be recognized without a corresponding adjustment to AOCI and instead recorded to income tax expense. ASU 2018-02 permits stranded amounts of AOCI specifically resulting from the 2017 Tax Act to be removed from AOCI and reclassified to retained earnings, if elected. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. We adopted the guidance as of year end and elected to recognize a $1,549,000 reclassification from retained earnings to AOCI in the consolidated financial statements for the year ended December 31, 2017, related to a revaluation of deferred income tax assets and liabilities for items in AOCI at the 2017 Tax Act federal tax rate which changed from 35% to 21%.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update was intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for annual periods beginning after December 15, 2016. The new guidance did not impact the way in which we account for share-based payment transactions, and therefore the adoption as of January 1, 2017 had no impact on our results of operations or financial position.

Pending Policies

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting (ASU 2017-09). This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We did not early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-07 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Insurance contracts are excluded from the scope of this guidance. Under the standard, guidance is provided on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligation and transfers control of the good or service to the customer. ASU 2014-09 is effective for us beginning in the first quarter of 2018, with early adoption permitted. We do not intend to early adopt

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

and note that the standard is not applicable to our insurance contracts or other revenue streams. The adoption of this new accounting standard does not have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). This update is intended to replace existing lease guidance by requiring a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated least liability. Short-term leases of 12 months or less are excluded from this amendment. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This update substantially revises standards for the recognition, measurement and presentation of financial instruments. This standard revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

3)    INVESTMENTS

The following table details fixed maturity and equity securities available for sale, by major investment category, at December 31, 2017 and 2016:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. government and agency securities	$237,809	$275	$2,193	$235,891
Foreign governments	2,022	14	—	2,036
States, municipalities and political subdivisions	200,706	1,929	1,123	201,512
Public utilities	20,215	127	85	20,257
Corporate securities	287,025	1,746	1,209	287,562
Asset-backed securities	14,902	23	20	14,905
Redeemable preferred stocks	755	11	74	692
Total fixed maturities	$763,434	$4,125	$4,704	$762,855

Mutual funds	29,079	2,845	—	31,924
Public utilities	1,343	359	—	1,702
Other common stocks	18,856	9,093	47	27,902
Nonredeemable preferred stocks	1,718	53	4	1,767
Total equity securities	$50,996	$12,350	$51	$63,295

December 31, 2016
U.S. government and agency securities	$151,656	$189	$1,893	$149,952
Foreign government	2,031	30	—	2,061
States, municipalities and political subdivisions	170,636	1,027	2,551	169,112
Public utilities	7,687	116	73	7,730
Corporate securities	164,424	1,238	1,126	164,536
Redeemable preferred stocks	1,182	5	62	1,125
Total fixed maturities	$497,616	$2,605	$5,705	$494,516

Public utilities	1,343	164	—	1,507
Other common stocks	19,815	4,552	319	24,048
Nonredeemable preferred stocks	2,916	10	83	2,843
Total equity securities	$24,074	$4,726	$402	$28,398

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail our realized gains (losses) by major investment category for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$268	$35,248	$1,811	$56,484	$727	$87,141
Equity securities	847	2,209	64	13,253	1,895	7,790
Total realized gains	1,115	37,457	1,875	69,737	2,622	94,931
Fixed maturities	(890)	53,194	(1,136)	24,464	(595)	38,485
Equity securities	(158)	1,749	(192)	37,790	(1,200)	4,172
Total realized losses	(1,048)	54,943	(1,328)	62,254	(1,795)	42,657
Net realized investment gains (losses)	$67	$92,400	$547	$131,991	$827	$137,588

The table below summarizes our fixed maturities at year end by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2017
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$66,969	8.8%	$66,739	8.7%
Due after one year through five years	392,256	51.3%	390,907	51.3%
Due after five years through ten years	260,758	34.2%	261,919	34.3%
Due after ten years	28,549	3.7%	28,385	3.7%
Asset and mortgage-backed securities	14,902	2.0%	14,905	2.0%
Total	$763,434	100.0%	$762,855	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities	$14,942	$9,170	$8,092
Equity securities	1,277	996	859
Cash and cash equivalents	626	141	25
Other investments	937	352	222
Other assets	30	20	14
Investment income	$17,812	$10,679	$9,212
Investment expenses	(686)	(587)	(267)
Net investment income	$17,126	$10,092	$8,945

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Investment Portfolio monitoring

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we determine if the loss is temporary or other-than-temporary. If our management decides to sell the security or determines that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, then the security’s decline in fair value is considered other-than-temporary and is recorded in earnings.

If we have not made the decision to sell the fixed income security and it is not more likely than not that we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect the security to receive cash flows sufficient to recover the entire cost or amortized cost basis of the security. We calculate the estimated recovery value by discounting the best estimate of future cash flows at the security’s original or current effective rate, as appropriate, and compare this to the cost or amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire cost or amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income.

For equity securities, we consider various factors, including whether we have the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis. If we lack the intent and ability to hold to recovery, or if we believe the recovery period is extended, the equity security’s decline in fair value is considered other-than-temporary and is recorded in earnings.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities*	Gross Unrealized Losses	Fair Value	Number of Securities*	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. government and agency securities	129	$641	$103,328	123	$1,552	$74,190
States, municipalities and political subdivisions	106	734	91,245	31	389	19,718
Public utilities	16	44	7,052	5	41	1,016
Corporate securities	263	871	134,755	52	338	16,476
Asset backed securities	18	20	11,682	—	—	—
Redeemable preferred stocks	—	—	—	3	74	303
Total fixed maturities	532	2,310	348,062	214	2,394	111,703
Mutual Funds	1	—	131	—	—	—
Other common stocks	5	47	748	—	—	—
Nonredeemable preferred stocks	4	4	87	—	—	—
Total equity securities	10	51	966	—	—	—
Total	542	$2,361	$349,028	214	$2,394	$111,703

December 31, 2016
U.S. government and agency securities	186	$1,893	$111,216	—	$—	$—
States, municipalities and political subdivisions	201	2,551	136,360	—	—	—
Public utilities	8	73	2,222	—	—	—
Corporate securities	215	1,100	88,605	1	26	1,021
Redeemable preferred stocks	7	62	764	—	—	—
Total fixed maturities	617	5,679	339,167	1	26	1,021
Other common stocks	16	140	2,450	17	179	1,732
Nonredeemable preferred stocks	12	52	1,830	7	31	369
Total equity securities	28	192	4,280	24	210	2,101
Other investments	1	$27	$987	—	$—	$—
Total	646	$5,898	$344,434	25	$236	$3,122
* This amount represents the actual number of discrete securities, not the number of shares of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities or limited partnership investments that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of debt securities held by us continue to make interest payments on a timely basis. We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. The near-term prospects of all the issuers of the equity securities we own indicate we could recover our cost basis, and we also do not intend to sell these securities until their value equals or exceeds their cost. The limited partnership was in an unrealized loss position at December 31, 2016, but was continuing to make interest payments on a timely basis and we did not intend to sell at that time. The investment was liquidated in 2017 and we recovered our amortized cost.

During the years ended December 31, 2017, 2016 and 2015, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq, and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2017 and 2016. Changes in interest rates subsequent to December 31, 2017 may affect the fair value of our investments.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Any change in the estimated fair value of our securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Consolidated Balance Sheets.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2017 and 2016 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T), and our $150,000,000 senior notes payable approximate fair value as the interest rates are variable.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2017 and December 31, 2016:

December 31, 2017	Total	Level 1	Level 2	Level 3
U.S. government and agency securities	$235,891	$—	$235,891	$—
Foreign governments	2,036	—	2,036	—
States, municipalities and political subdivisions	201,512	—	201,512	—
Public utilities	20,257	—	20,257	—
Corporate securities	287,562	—	287,562	—
Asset backed securities	14,905	—	14,905	—
Redeemable preferred stocks	692	692	—	—
Total fixed maturities	762,855	692	762,163	—
Mutual Funds	31,924	31,924	—	—
Public utilities	1,702	1,702	—	—
Other common stocks	27,902	27,902	—	—
Nonredeemable preferred stocks	1,767	1,767	—	—
Total equity securities	63,295	63,295	—	—
Other investments	8,381	300	7,447	634
Total recurring investments	$834,531	$64,287	$769,610	$634

December 31, 2016
U.S. government and agency securities	$149,952	$—	$149,952	$—
Foreign governments	2,061	—	2,061	—
States, municipalities and political subdivisions	169,112	—	169,112	—
Public utilities	7,730	—	7,730	—
Corporate securities	164,536	—	164,536	—
Redeemable preferred stocks	1,125	1,125	—	—
Total fixed maturities	494,516	1,125	493,391	—
Public utilities	1,507	1,507	—	—
Other common stocks	24,048	24,048	—	—
Nonredeemable preferred stocks	2,843	2,843	—	—
Total equity securities	28,398	28,398	—	—
Other investments	5,733	300	3,735	1,698
Total recurring investments	$528,647	$29,823	$497,126	$1,698

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of our financial instruments measured on a non-recurring basis by level at December 31, 2017:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

December 31, 2017	Total	Level 1	Level 2	Level 3
Portfolio loans	$20,000	$—	$20,000	$—

The table below presents the rollforward of our Level 3 investments held at fair value during the year ended December 31, 2017:

Other Investments
December 31, 2016	$1,698
Transfers in	—
Transfer out	(990)
Partnership income	42
Return of capital	(200)
Unrealized gains in accumulated other comprehensive income	84
December 31, 2017	$634

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2017, we transferred one investment from a Level 3 to a Level 2 investment, due to changes in the availability of market observable inputs. We used unobservable inputs to derive our estimated fair value for Level 3 investments and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Consolidated Balance Sheets, that are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests was $8,081,000. We have fully funded two investments and are still obligated to fund an additional $1,365,000 for the remaining three investments.

The information presented in the table below is as of December 31, 2017.

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments	$7,757	$324	$—	$8,081
Certificates of deposit	300	—	—	300
Total other investments	$8,057	$324	$—	$8,381

The following table summarizes the quantitative impact that the significant unobservable inputs used to estimate the fair value of our Level 3 investments has on the estimated fair value of our investments shown in the tables above. Those limited partnership investments being carried at cost are excluded from the table below. Our investment in DCR Mortgage Partners VI, L.P. (DCR VI) was valued using a duration of 60 months for both periods presented below. Our investment in RCH Mortgage Fund VI Investors, L.P. was valued using a duration of 60 months when held at December 31, 2016.

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
December 31, 2017
DCR VI	$(37)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%

December 31, 2016
DCR VI	$(56)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%
RCH	$(341)	Discounted cash flow	Discount rate based on D&B paydex scale	7.35%

Portfolio Loans

At December 31, 2017, we held commercial portfolio loans of $20,000,000. We believe that making sound loans is a necessary and desirable means of employing funds available for investment. Recognizing our obligation to our stockholders, management is expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. These are short-term collateralized loans (less than one year), which we expect to be repaid primarily from cash flows of the borrowers.

We have not calculated an allowance for a loan loss at December 31, 2017. The allowance would represent an estimate of the amount of probable losses believed to be inherent in our portfolio. Due to the short-term nature of the loans, the projects being substantially complete and the fact that all loans are current with respect to their scheduled payments, we determined that an allowance for loan losses was not necessary, and therefore the related disclosures on the allowance for loan losses and past due loans have been omitted. We expect our loans to be repaid in full upon completion of the projects in March 2018.

4)	ACQUISITIONS

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and earn-out consideration be recognized at their fair values as of the acquisition date. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined as if the accounting had been competed on the acquisition date.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

AmCo Holding Company

On April 3, 2017, the Company completed its acquisition of AmCo. The transaction was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as merger consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo. As a result of the mergers, AmCo merged with and into a wholly-owned subsidiary of the Company. The acquisition of AmCo supported the Company's growth strategy and further strengthened the Company's overall position in the commercial property and casualty insurance market. Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and enhanced reinsurance opportunities, is not tax deductible.

For the year ended December 31, 2017, AmCo recorded $134,386,000 of revenues and $12,579,000 of pre-tax net income. These amounts are included in our results of operations for the year ended December 31, 2017.

The operations of AmCo are included in our Consolidated Statements of Comprehensive Income effective April 3, 2017. We have one year from the acquisition date to finalize the allocation of the purchase price of AmCo and its subsidiaries. The final purchase price allocation was as follows:

Cash and cash equivalents	$95,284
Investments	222,920
Premium and agents’ receivable	31,439
Reinsurance recoverable	20,230
Prepaid reinsurance premiums	22,544
Intangible assets	30,286
Insurance contract asset	33,812
Goodwill	59,475
Other assets	4,591
Unpaid losses and loss adjustment expenses	(60,529)
Unearned premiums	(128,824)
Reinsurance payable	(22,406)
Deferred taxes	(17,093)
Other liabilities	(6,261)
Total purchase price	$285,468

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

	Year Ended December 31,
	2017			2016
	As	Pro Forma		As	Pro Forma
	Reported	Adjustments	Pro Forma	Reported	Adjustments	Pro Forma
Revenues	$654,420	$38,096	$692,516	$487,117	$175,032	$662,149

Net income (loss)	$10,145	$6,712	$16,857	$5,698	$31,960	$37,658

Diluted earnings per share	$0.27	$—	$0.39	$0.26	$—	$0.88

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

As of April 3, 2017, the fair value of AmCo’s premium and agents’ receivables and reinsurance recoverables were $31,439,000 and $20,230,000, respectively. The cash flows not expected to be collected of these acquired receivables were not material.

In connection with the acquisition, we paid an investment advisory fee of $7,000,000. This amount was included in general and administrative expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2017.

Interboro Insurance Company

On April 29, 2016, we completed the acquisition of IIC. The purchase price for IIC consisted of $48,450,000 in cash, $8,550,000 in a note payable that matured during October 2017 and an accrued liability for $3,471,000 paid during July 2016. The acquisition of IIC supported the Company's growth strategy and further strengthened the Company's overall position in the property and casualty insurance market in the state of New York.

For the year ended December 31, 2016, IIC recorded $28,573,000 of revenues and $14,202,000 of pre-tax net income. These amounts are included in our results of operations for the year ended December 31, 2016.

The operations of IIC are included in our Consolidated Statements of Comprehensive Income effective April 29, 2016. The final purchase price allocation is as follows:

Cash and cash equivalents	$15,554
Investments	66,527
Premium and agents’ receivable	3,186
Reinsurance receivable	1,042
Intangible assets	5,877
Insurance contract asset	8,334
Goodwill	10,157
Other assets	3,980
Deferred taxes	575
Unpaid losses and loss adjustment expenses	(24,967)
Unearned premiums	(26,243)
Advanced premiums	(1,472)
Other liabilities	(2,079)
Total purchase price	$60,471

The unaudited pro forma financial information for 2016 has been prepared as if the IIC acquisition had taken place on January 1, 2016. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2016, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Year Ended December 31, 2016
	As	Pro Forma
	Reported	Adjustments(1)	Pro Forma
Revenues	$487,117	$18,963	$506,080

Net income	$5,698	$8,187	$13,885

Diluted earnings per share	$0.26	$0.38	$0.64
(1) Adjustments are for the period from January 1, 2016 through April 29, 2016.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

As of April 26, 2016, the fair value of IIC’s premium and agents’ receivables and reinsurance receivables were $3,186,000 and $1,042,000, respectively. The cash flows not expected to be collected of these acquired receivables were not material.

In connection with the acquisition, we paid an investment advisory fee of $224,000. This amount was included in general and administrative expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2016.

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of shares of common stock outstanding for the period, excluding any dilutive common stock equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$10,145	$5,698	$27,358

Denominator:
Weighted-average shares outstanding	37,152,768	21,417,486	21,218,233
Effect of dilutive securities	222,572	196,957	234,307
Weighted-average diluted shares	37,375,340	21,614,443	21,452,540

Basic earnings per share	$0.27	$0.27	$1.29
Diluted earnings per share	$0.27	$0.26	$1.28

See Note 20 for additional information on the stock grants related to dilutive securities.

6)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2017	2016
Balance at January 1	$65,473	$46,732
Policy acquisition costs deferred	210,324	134,588
Amortization	(171,915)	(115,847)
Balance at December 31	$103,882	$65,473

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2017	2016
Land	$2,114	$2,114
Building and building improvements	5,695	5,502
Computer hardware and software	18,985	14,699
Office furniture and equipment	3,413	2,652
Total, at cost	30,207	24,967
Less: accumulated depreciation and amortization	(12,916)	(7,107)
Property and equipment, net	$17,291	$17,860

Depreciation and amortization expense under property and equipment was $5,806,000, $2,424,000 and $1,803,000, respectively, for the years ended December 31, 2017, 2016 and 2015. During the year ended December 31, 2017, we incurred non-cash capitalized software impairment charges as a result of our decision to discontinue one of our software development projects.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Balance at beginning of period	$14,254	$3,413
Acquisitions	59,475	10,841
Adjustment to finalize purchase price allocation	(684)	—
Impairment	—	—
Balance at end of period	$73,045	$14,254

We completed our most recent goodwill impairment testing during the fourth quarter of 2017 and determined that there was no impairment in the value of our assets as of December 31, 2017.

No impairment loss in the value of goodwill was recognized during the years ended December 31, 2017 and 2016. Additionally, there was no accumulated impairment related to goodwill at December 31, 2017 or 2016.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets at December 31, 2017 and December 31, 2016:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

	December 31, 2017	December 31, 2016
Intangible assets subject to amortization	$41,715	$9,064
Indefinite-lived intangible assets(1)	3,556	3,307
Total	$45,271	$12,371
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
2017
Amortizing intangible assets
Value of Business Acquired	0.3	$42,788	$(34,335)	$8,453
Agency agreements acquired	8.0	34,661	(6,669)	27,992
Trade names acquired	6.0	6,381	(1,111)	5,270
Total		$83,830	$(42,115)	$41,715
2016
Amortizing intangible assets
Value of Business Acquired	0.3	$8,975	$(7,867)	$1,108
Agency agreements acquired	3.8	10,284	(2,784)	7,500
Trade names acquired	2.1	720	(264)	456
Total		$19,979	$(10,915)	$9,064
No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2017 and 2016.
Amortization expense of our intangible assets was $31,200,000, $10,910,000 and $3,090,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The large increase in amortization expense in 2017 was primarily due to the amortization of intangible assets and Value of Business Acquired acquired as part of the AmCo acquisition.
Estimated amortization expense to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2018	$13,920
2019	5,355
2020	4,267
2021	3,555
2022	3,246

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Our program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our stockholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders.

Effective June 1, 2017, UPC Insurance, through our wholly-owned insurance subsidiaries UPC, ACIC, FSIC and IIC, entered into reinsurance agreements with several private reinsurers and with the Florida State Board of Administration (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF). These agreements provide coverage for catastrophe losses from named or numbered windstorms and earthquakes in all states UPC Insurance operates except for the FHCF agreement, which only provides coverage in Florida against storms that the National Hurricane Center designates as hurricanes.

Highlights of the coverage embedded in these contracts include:

•	More frequency and severity protection than in any prior year, with an overall program exhaustion point of $2,747,500,000;

◦	Sufficient coverage for a single 1-in-400-year event (AIR Touchstone v3.1 Standard Event Set);

◦	Sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same season;

•
Group retention of $55,000,000 for a first event and $30,000,000 for a second and subsequent events including a $5,000,000 retention related to our captive reinsurer BlueLine Cayman Holding, which represents approximately 11% of group equity for a first event, lower than in any prior year for UPC Insurance;

•	Realized cost synergies by placing a combined program with AmCo that surpassed our previously stated goal of $20,000,000 annually;

•
Coverage from 43 reinsurers with 70% of the open market limit placed on a fully collateralized basis to mitigate credit risk, with carriers providing uncollateralized limit have minimum A.M. Best financial strength ratings of A-;

•	Approximately $87,500,000 of multi-year limit; and

•	Coverage expanded to include the entire life of a hurricane in lieu of an hours clause.

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

UPC Insurance renewed our quota share reinsurance agreement (the “quota share agreement”) and our aggregate excess of loss reinsurance agreement (the “aggregate excess of loss agreement”) with private reinsurers. These agreements provide coverage for in-force, new and renewal business. The quota share agreement provides coverage only for UPC, while the aggregate excess of loss agreement provides coverage for UPC, ACIC, IIC, and FSIC. These new reinsurance programs are designed to work in conjunction with our catastrophe excess of loss reinsurance program to provide the Company broad risk transfer protection and to lessen financial volatility.

Effective December 31, 2017, UPC Insurance, through our wholly-owned insurance subsidiary UPC, replaced our 15% quota share agreement that expired on November 30, 2017 and our 5% quota share agreement that was set to renew on December 1, 2017 with the quota share agreement with private reinsurers. The quota share agreement has a term of 12 months and a cession rate of 20% for all subject business. The quota share agreement provides coverage for all catastrophe perils and attritional losses. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses. Quota share reinsurers’ participation in paying attritional losses is subject to an attritional loss ratio cap.

Effective January 1, 2018, UPC Insurance, through its wholly-owned insurance subsidiaries UPC, ACIC, IIC and FSIC, renewed the aggregate excess of loss agreement with a private reinsurer. The treaty provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. Under this agreement, we will retain, in the aggregate, 100% of those losses up to 4.75% of the covered companies’ gross earned premium. The reinsurer will then be liable

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

for all losses in excess of 4.75% of the covered companies’ gross earned premium in the aggregate not to exceed $20,000,000 over the term of the treaty. Recoveries under this treaty will be calculated quarterly based on the cumulative gross earned premium.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Year Ended December 31,
	2017	2016	2015
Excess-of-loss	$(419,668)	$(235,236)	$(163,106)
Equipment & identity theft	(9,576)	(8,313)	(6,169)
Novation of Auto Policies (1)	—	(2,396)	—
Flood	(18,085)	(16,395)	(14,533)
Ceded premiums written	$(447,329)	$(262,340)	$(183,808)
Increase in ceded unearned premiums	46,796	52,442	15,551
Ceded premiums earned	$(400,533)	$(209,898)	$(168,257)
(1) Reflects ceding of auto policy premiums to Maidstone Insurance Company as part of the settlement of the novation agreement entered into at the closing of the IIC transaction.

Current year catastrophe losses by the event magnitude are shown in the following table.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2017
Current period catastrophe losses incurred
Named and numbered storms	6	$84,226	14.4%
All other catastrophe loss events	16	32,198	5.5%
Total	22	$116,424	19.9%

December 31, 2016
Current period catastrophe losses incurred
Named and numbered storms	4	$33,817	7.4%
All other catastrophe loss events	15	22,025	4.8%
Total	19	$55,842	12.2%

December 31, 2015
Current period catastrophe losses incurred
Named and numbered storms	2	$1,167	0.3%
All other catastrophe loss events	12	27,398	8.2%
Total	14	$28,565	8.5%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the current year development on storms during the year in which it occurred.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2017	2016
Reinsurance recoverable on unpaid losses and LAE	$305,673	$18,724
Reinsurance recoverable on paid losses and LAE	90,101	5,304
Reinsurance recoverable	$395,774	$24,028

During the years ended December 31, 2017 and December 31, 2016, we realized recoveries under our reinsurance agreements totaling $186,104,000 and $18,412,000, respectively. These recoveries were primarily related to losses from Hurricane Irma and Hurricane Harvey in 2017 and to Hurricane Matthew, Hurricane Hermine, Winter Storm Olympia, Tropical Storm Colin, tornadoes, thunderstorms, hail storms, and flooding in 2016.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $1,255,000, $1,056,000, and $959,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income:

	Year ended December 31,
	2017	2016	2015
Premium written:
Direct	$989,525	$708,252	$548,916
Assumed	51,323	(96)	20,820
Ceded	(447,329)	(262,340)	(183,808)
Net premium written	$593,519	$445,816	$385,928
Change in unearned premiums:
Direct	$(49,386)	$(57,759)	$(65,300)
Assumed	(5,439)	16,432	(221)
Ceded	46,796	52,442	15,551
Net decrease (increase)	$(8,029)	$11,115	$(49,970)
Premiums earned:
Direct	$940,139	$650,493	$483,616
Assumed	45,884	16,336	20,599
Ceded	(400,533)	(209,898)	(168,257)
Net premiums earned	$585,490	$456,931	$335,958
Losses and LAE incurred:
Direct	$863,928	$335,542	$188,270
Assumed	60,836	3,747	7,861
Ceded	(559,229)	(40,936)	(13,023)
Net losses and LAE incurred	$365,535	$298,353	$183,108

Ceded losses incurred increased by $518,293,000 during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily because we incurred more ceded losses in 2017 than in 2016 as a result of Hurricanes Harvey and Irma which occurred during 2017. A portion of the losses we incurred in 2017, 2016 and 2015 exceeded our retained loss

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

thresholds; therefore, we received reinsurance recoveries for losses that we incurred on these storms and expect to receive additional recoveries during 2018.

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2017	2016	2015
Unpaid losses and LAE:
Direct	$441,355	$138,345	$72,373
Assumed	40,877	2,510	4,419
Gross unpaid losses and LAE	482,232	140,855	76,792
Ceded	(305,673)	(18,724)	(2,114)
Net unpaid losses and LAE	$176,559	$122,131	$74,678
Unearned premiums:
Direct	$528,419	$371,149	$287,148
Assumed	27,454	1,074	17,506
Gross unearned premiums	555,873	372,223	304,654
Ceded	(201,904)	(132,564)	(79,400)
Net unearned premiums	$353,969	$239,659	$225,254

10)    LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

We generally use the term loss(es) to collectively refer to both loss and LAE. We establish reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary.
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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

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
Estimation of the Reserves for Unpaid Losses and Allocated LAE
We calculate our estimate of ultimate losses by using the following actuarial methods. We separately calculate the methods using paid loss data and incurred loss data. In the versions of these methods based on incurred loss data, the incurred losses are defined as paid losses plus case reserves. For this discussion of our loss reserving process, the word “segment” refers to a subgrouping of our claims data, such as by geographic area and/or by particular line of business; it does not refer to operating segments.

•
Incurred Development Method - The incurred development method is based upon the assumption that the relative change in a given year’s incurred loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. In utilizing this method, actual annual historical incurred loss data is evaluated. Successive years can be arranged to form a triangle of data. Loss development factors (LDFs) are calculated to measure the change in cumulative incurred costs from one evaluation point to the next. These historical LDFs and comparable industry benchmark factors form the basis for selecting the LDFs used in projecting the current valuation of losses to an ultimate basis. This method’s implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported. The paid development method is similar to the incurred development method. While the paid development method has the disadvantage of not recognizing the information by current case reserves, it has the advantage of avoiding potential distortions in the data due to changes in case reserving methodology. The paid development method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time.

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

•
Bornhuetter-Ferguson Method - The incurred Bornhuetter-Ferguson (B-F) method is essentially a blend of two other methods. The first method is the loss development method whereby actual incurred losses are multiplied by an expected LDF. For slow reporting coverages, the loss development method can lead to erratic and unreliable projections because a relatively small swing in early reporting can result in a large swing in ultimate projections. The second method is the expected loss method whereby the IBNR estimate equals the difference between a predetermined estimate of expected losses and actual incurred losses. The incurred B-F method combines these two methods by setting ultimate losses equal to actual incurred losses plus expected unreported losses. As an experience year matures and expected unreported losses become smaller, the initial expected loss assumption becomes gradually less important. Two parameters are needed to apply the B-F method: the initial expected loss cost and the expected reporting pattern.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

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

Reliance and Selection of Methods
The various methods we use have strengths and weaknesses that depend upon the circumstances of the segment and the age of the claims experience we analyze. The nature of our book of business allows us to place substantial, but not exclusive, reliance on the loss development methods, and the selected LDFs, represent the most critical aspect of our loss reserving process. We use the same set of LDFs in the methods during our loss reserving process that we also use to calculate the premium necessary to pay expected ultimate losses.
Reasonably-Likely Changes in Variables
As previously noted, we evaluate several factors when exercising our judgment in the selection of the LDFs that ultimately drive the determination of our loss reserves. The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably-likely change in almost any of these aforementioned factors could have an impact on our reported results, financial condition and liquidity. However, we do not believe any reasonably likely changes in the frequency or severity of claims would have a material impact on us.
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
The following is information about incurred claims development and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. The incurred claims development and paid claims development data reflect the acquisitions of FSIC, IIC, and AmCo in February 2015, April 2016, and April 2017, respectively, on a retrospective basis (includes FSIC, IIC and AmCo data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2008 to 2015 is presented as supplementary information.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Personal Homeowners’ Insurance
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited								Audited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$30,073	$28,126	$27,174	$27,161	$27,358	$27,597	$27,564	$27,468	$27,453	$27,463	$—	3,220
2009	—	46,952	46,089	45,515	45,583	45,316	45,116	44,959	44,996	44,617	40	4,150
2010	—	—	51,144	51,292	51,862	52,239	51,685	51,841	51,674	51,836	4	5,090
2011	—	—	—	53,878	56,840	57,670	58,047	59,517	60,215	60,288	(47)	6,217
2012	—	—	—	—	65,112	69,438	68,923	68,388	69,000	69,064	18	11,025
2013	—	—	—	—	—	98,461	94,755	93,041	92,702	92,792	385	8,331
2014	—	—	—	—	—	—	130,090	130,488	131,402	132,096	1,427	12,750
2015	—	—	—	—	—	—	—	181,609	195,902	195,864	3,359	18,914
2016	—	—	—	—	—	—	—	—	249,276	250,774	10,112	29,705
2017	—	—	—	—	—	—	—	—	—	208,537	44,937	55,410
									Total	$1,133,331

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited								Audited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$17,915	$23,806	$25,264	$26,360	$27,044	$27,358	$27,390	$27,445	$27,451	$27,461
2009	—	31,525	41,134	43,149	44,114	44,413	44,737	44,898	44,966	44,577
2010	—	—	32,993	43,932	46,711	49,256	50,215	50,704	51,163	51,435
2011	—	—	—	36,419	48,558	52,412	55,532	58,069	59,461	59,806
2012	—	—	—	—	42,699	60,640	64,675	66,739	68,337	68,655
2013	—	—	—	—	—	63,732	85,346	89,068	90,627	91,789
2014	—	—	—	—	—	—	88,375	119,612	125,951	129,636
2015	—	—	—	—	—	—	—	123,888	174,993	188,199
2016	—	—	—	—	—	—	—	—	170,527	232,266
2017	—	—	—	—	—	—	—	—	—	138,112
									Total	$1,031,936
All outstanding liabilities before 2008, net of reinsurance										149
Liabilities for claims and claim adjustment expenses, net of reinsurance										$101,544

The following is supplementary information about average historical claims duration as of December 31, 2017.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	65.2%	22.8%	5.1%	3.4%	2.1%	1.1%	0.5%	0.3%	(0.4)%	—%

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Commercial Residential Insurance
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited								Audited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$12,428	$3,844	$1,939	$2,137	$2,051	$2,045	$1,906	$1,905	$1,902	$1,899	$—	261
2009	—	11,323	5,233	4,054	3,853	4,182	3,459	3,490	3,489	3,486	—	383
2010	—	—	12,134	5,603	5,374	5,489	4,291	4,160	4,112	4,112	—	580
2011	—	—	—	12,702	11,280	10,197	8,972	9,142	9,030	8,985	52	758
2012	—	—	—	—	11,404	9,540	9,690	9,771	8,671	12,615	40	803
2013	—	—	—	—	—	8,359	6,420	11,826	8,382	7,573	319	742
2014	—	—	—	—	—	—	15,845	15,752	16,311	16,816	1,762	681
2015	—	—	—	—	—	—	—	16,554	20,434	24,568	2,168	849
2016	—	—	—	—	—	—	—	—	38,632	25,599	6,249	1,223
2017	—	—	—	—	—	—	—	—	—	76,910	12,074	3,949
									Total	$182,563

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited								Audited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$700	$1,619	$1,678	$1,665	$1,897	$1,927	$1,902	$1,902	$1,900	$1,899
2009	—	1,639	3,616	3,410	3,415	3,920	3,446	3,471	3,485	3,484
2010	—	—	1,968	3,127	3,461	3,966	3,909	3,909	4,112	4,112
2011	—	—	—	3,541	6,241	7,605	7,846	8,825	8,851	8,933
2012	—	—	—	—	4,583	6,942	6,893	7,543	8,552	12,575
2013	—	—	—	—	—	2,958	5,127	5,317	7,248	7,254
2014	—	—	—	—	—	—	6,379	9,452	13,212	14,420
2015	—	—	—	—	—	—	—	10,188	17,139	20,645
2016	—	—	—	—	—	—	—	—	10,917	16,687
2017	—	—	—	—	—	—	—	—	—	42,744
									Total	$132,753
All outstanding liabilities before 2008, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										$49,810

The following is supplementary information about average historical claims duration as of December 31, 2017.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	42.0%	30.7%	7.0%	7.5%	7.4%	4.0%	1.3%	0.1%	(0.1)%	(0.1)%

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Remaining Product Lines
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited								Audited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$13,504	$12,871	$12,324	$11,833	$11,877	$12,661	$12,761	$12,885	$12,884	$12,883	$—	1,173
2009	—	10,610	10,135	10,093	10,026	9,902	9,844	9,837	10,009	10,007	—	1,097
2010	—	—	9,911	11,042	10,733	11,126	11,020	11,105	11,072	11,072	—	1,161
2011	—	—	—	11,126	11,022	10,896	10,630	10,575	10,740	10,741	—	1,217
2012	—	—	—	—	10,760	9,651	9,350	9,412	9,147	9,138	12	1,063
2013	—	—	—	—	—	6,657	5,817	5,401	5,736	5,857	16	554
2014	—	—	—	—	—	—	9,073	7,927	8,016	7,956	54	687
2015	—	—	—	—	—	—	—	19,669	19,723	19,352	151	1,382
2016	—	—	—	—	—	—	—	—	17,053	17,898	564	84
2017	—	—	—	—	—	—	—	—	—	46,892	3,455	13
									Total	$151,796

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited								Audited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$6,169	$9,309	$10,647	$11,104	$11,404	$12,360	$12,403	$12,557	$12,884	$12,883
2009	—	4,807	7,507	8,470	9,062	9,471	9,570	9,688	10,009	10,007
2010	—	—	4,346	8,128	9,036	10,182	10,242	10,327	11,073	11,072
2011	—	—	—	4,587	8,013	9,444	9,837	10,128	10,740	10,741
2012	—	—	—	—	5,112	7,631	8,242	8,626	9,124	9,126
2013	—	—	—	—	—	2,925	4,496	4,811	5,566	5,626
2014	—	—	—	—	—	—	4,008	6,237	7,868	7,898
2015	—	—	—	—	—	—	—	11,104	18,129	18,817
2016	—	—	—	—	—	—	—	—	12,432	16,116
2017	—	—	—	—	—	—	—	—	—	37,127
									Total	$139,413
All outstanding liabilities before 2008, net of reinsurance										1
Liabilities for claims and claim adjustment expenses, net of reinsurance										$12,384

The following is supplementary information about average historical claims duration as of December 31, 2017.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	51.0%	25.8%	6.9%	5.9%	2.7%	3.0%	2.1%	1.5%	1.3%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

	December 31,
	2017	2016
Net outstanding liabilities
Personal Homeowners’ Only	$101,544	$109,320
Commercial Residential Only	49,810	566
All other lines of business	12,384	6,031
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$163,738	$115,917

Reinsurance recoverable on unpaid claims
Personal Homeowners’ Only	$131,581	$14,223
Commercial Residential Only	165,313	—
All other lines of business	8,779	4,501
Total reinsurance recoverable on unpaid claims	$305,673	$18,724

Unallocated claims adjustment expenses	12,821	6,214

Total gross liability for unpaid claims and claims adjustment expense	$482,232	$140,855

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2017	2016	2015
Balance at January 1	$140,855	$76,792	$54,436
Less: reinsurance recoverable on unpaid losses	18,724	2,114	1,252
Net balance at January 1	$122,131	$74,678	$53,184

Acquired reserves, net of recoverables(1)	40,299	22,576	2,390
Incurred related to:
Current year	368,148	281,365	185,476
Prior years	(2,613)	16,988	(2,368)
Total incurred	$365,535	$298,353	$183,108
Paid related to:
Current year	256,134	210,970	127,306
Prior years	95,272	62,506	36,698
Total paid	$351,406	$273,476	$164,004

Net balance at December 31	$176,559	$122,131	$74,678
Plus: reinsurance recoverable on unpaid losses	305,673	18,724	2,114
Balance at December 31	$482,232	$140,855	$76,792

Composition of reserve for unpaid losses and LAE:
Case reserves	$236,253	$83,447	$45,502
IBNR reserves	245,979	57,408	31,290
Balance at December 31	$482,232	$140,855	$76,792
(1) Acquired reserves, net of recoverables for 2017, 2016, and 2015 relate to our merges with AmCo, IIC, and FSH, respectively.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the favorable development experienced in 2017 was primarily the result of losses related to the 2016 and 2015 accident years coming in better than expected and the favorable development in 2015 was primarily the result of losses related to the 2014 and 2013 accident years coming in better than expected. During 2016, we had a reserve deficiency. Since we place substantial reliance on loss-development-based actuarial models when determining our estimate of ultimate losses, the deficiencies resulted from additional development on prior accident years which caused our ultimate losses to increase.

11)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of December 31, 2017 and December 31, 2016:

		Effective Interest Rate	Carrying Value at
	Maturity		December 31, 2017	December 31, 2016
$150M Senior Notes Payable	December 15, 2027	6.25%	$150,000	$—
Florida State Board of Administration Note Payable	July 1, 2026	2.31%	10,000	11,176
BB&T Term Note Payable	May 26, 2031	3.00%	4,651	4,998
$30M Senior Notes Payable	December 5, 2026	7.26%	—	30,000
Interboro, LLC Promissory Note Payable	October 29, 2017	6.00%	—	8,550
Total long-term debt			$164,651	$54,724

At December 31, 2017, the annual maturities of our long-term debt were as follows:

Amount
2018	$1,523
2019	1,523
2020	1,523
2021	1,523
2022	1,523
Thereafter	157,036
Total debt	$164,651

$150M Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of senior notes that will mature in 10 years and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The notes are senior unsecured obligations of the Company. We may redeem the notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to September 15, 2027. Thereafter, we may redeem the notes at par.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

$30M Senior Notes Payable

On December 5, 2016, we issued $30,000,000 of senior notes to private investors pursuant to an Indenture dated as of December 5, 2016, by and between the Company and the trustee. The notes bore interest at a floating rate equal to the three-month LIBOR plus 5.75% per annum, with interest payable quarterly in arrears. The notes were redeemed at par value on December 13, 2017 without a pre-payment penalty.

Florida State Board of Administration Note Payable

On September 22, 2006, we issued a $20,000,000, 20-year note payable to the Florida State Board of Administration (SBA note). For the first three years of the SBA note we were required to pay interest only. On October 1, 2009, we began to repay the principal in addition to interest. The SBA note bears an annual interest rate equivalent to the 10-year U.S. Treasury Bond rate. The rate will be adjusted quarterly for the term of the SBA note based on the 10-year Constant Maturity Treasury rate.

Interboro, LLC Promissory Note Payable

On April 29, 2016, we issued an $8,550,000 promissory note to Interboro, LLC, the former parent company of IIC, as part of the purchase price paid to acquire our insurance subsidiary. The note matured and was paid in October 2017.

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T note) with the intent to use the funds to purchase, renovate, furnish and equip our home office. The note bears interest at 1.65% in excess of the one-month LIBOR. In the event of default, BB&T, may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our home office which has been pledged to the bank as security for the loan.

Financial Covenants

The SBA note, BB&T note, and $150M senior notes contain representations and warranties, conditions and covenants. If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. At December 31, 2017, we were in compliance with all covenants as specified in the notes. Refer to Part II; Item 7 for additional information regarding financial covenants.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the years ended December 31, 2017 and 2016:

	2017	2016
Balance at January 1,	$549	$—
Additions	3,264	596
Amortization	(526)	(47)
Balance at December 31,	$3,287	$549

12)    COMMITMENTS AND CONTINGENCIES

We are involved in claims-related legal actions arising in the ordinary course of business. We accrue amounts resulting from claims-related legal actions in unpaid losses and LAE during the period that we determine an unfavorable outcome becomes probable and we can estimate the amounts. Management makes revisions to our estimates based on its analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation.

At December 31, 2017, we were not involved in any material non-claims-related legal actions.

See Note 11 for information regarding commitments related to long-term debt, and Note 14 for commitments related to regulatory actions.

13)    INCOME TAXES

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2017	2016	2015
Federal:
Current	$(1,147)	$(1,906)	$10,143
Deferred	(9,911)	1,920	2,103
(Benefit) provision for Federal income tax expense	(11,058)	14	12,246

State:
Current	496	1,001	2,054
Deferred	1,327	290	202
Provision for State income tax expense	1,823	1,291	2,256
(Benefit) provision for income taxes	$(9,235)	$1,305	$14,502

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2017	2016	2015
Expected income tax expense at federal rate	$319	$2,381	$14,671
State tax expense, net of federal deduction benefit	366	934	1,023
Dividend received deduction	(294)	(217)	—
Other permanent items	128	—	—
Prior period adjustment	(791)	—	42
Accrual adjustments	(1,472)	—	—
Section 847 payments	—	—	(693)
Municipal tax-exempt interest	(1,398)	(1,011)	—
Change in enacted tax rate(1)	(6,777)	—	—
Other, net	684	(782)	(541)
Reported income tax (benefit) expense	$(9,235)	$1,305	$14,502
 (1) Pursuant to the recently enacted 2017 Tax Act legislation.

On December 22, 2017, the 2017 Tax Act was signed into law. One of the provisions of the 2017 Tax Act reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 addresses situations where accounting for certain income tax effects of the Tax Act under ASC 740 may be incomplete upon issuance of an entity’s

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

financial statements and provides a one-year measurement period from the enactment date to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the following:

•Income tax effects of those aspects of the 2017 Tax Act for which accounting under ASC 740 is complete,

•	Provisional estimate of income tax effects of the 2017 Tax Act to the extent accounting is incomplete but a reasonable estimate is determinable and

•	If a provisional estimate cannot be determined, ASC 740 should still be applied on the basis of tax law provisions that were in effect immediately before the enactment of the 2017 Tax Act.

We revalued all deferred tax assets and liabilities to recognize the tax rate that is expected to apply when the tax effects are ultimately recognized in future periods. The impact of revaluing the deferred tax assets and liabilities from 35% to 21% was a reduction to income tax expense of $6,777,000, as disclosed in the table above. This revaluation adjustment included a $1,549,000 reduction related to the deferred tax liability associated with the net unrealized gains on our investment portfolio, which was originally recorded as a component of other comprehensive income and not through the tax provision. The remainder was associated with our other deferred tax assets and liabilities identified in the table below.

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As noted above, the federal deferred tax assets and liabilities at December 31, 2017, have been revalued to reflect the new 21% federal corporate income tax rate under the 2017 Tax Act.

The table below summarizes the significant components of our net deferred tax liability:

	December 31,
	2017	2016
Deferred tax assets:
Unearned premiums	$17,459	$19,113
Tax-related discount on loss reserve	1,113	1,479
Bad debt expense	90	54
Other-than-temporary impairment	16	27
Investments	304	—
AMT credit carryforward	226	—
Other	89	507
Total deferred tax assets	19,297	21,180
Deferred tax liabilities:
Unrealized gain	(2,822)	(642)
Deferred acquisitions costs	(21,549)	(19,586)
Capitalized software	(204)	(1,505)
Intangible asset	(10,883)	(3,371)
Prepaid expenses	(535)	—
Investments	(17)	—
Fixed assets	(689)	—
Other	(63)	(895)
Total deferred tax liabilities	(36,762)	(25,999)
Net deferred tax liability	$(17,465)	$(4,819)

In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2013; therefore, only the 2014 through 2017 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our federal or state income tax returns.

UPC Insurance’s reinsurance subsidiary, which is based in the Cayman Islands, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax on its worldwide income as if it were a U.S. corporation.

As of December 31, 2017, we have not taken any uncertain tax positions with regard to our tax returns.

14)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance affiliates. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers’ ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries, UPC and ACIC, are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At December 31, 2017, and during the year then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate, and they did not incur any material assessments.

The NAIC has Risk-Based Capital (RBC) guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida, Hawaii and New York, have enacted statutory requirements adopting the NAIC RBC guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

The state laws of Florida, Hawaii and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

Governmental agencies or certain quasi-governmental entities can levy assessments upon us in the states in which we write policies. See Note 2(k) for a description of how we recover assessments imposed upon us. We expense an assessment when the particular governmental agency or quasi-governmental entity levies it upon us; therefore, expected recoveries are not assets and we will record the amounts as income when collected from policyholders.

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and we collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. We currently collect assessments levied upon policyholders on behalf of Citizens Property Insurance Corporation (Citizens) in the amount of 1.0%, and on behalf of FHCF in the amount of 1.3%. We multiply the premium written on each policy, except our flood policies, by these assessment percentages to determine the additional amount that we will collect from the policyholder and remit to the assessing agencies.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. The table below shows the minimum capital and surplus requirements, as well as the amount of surplus as regards policyholders for our regulated entities at December 31, 2017 and 2016.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

	Minimum Requirement	December 31, 2017	December 31, 2016
UPC (1)	$45,187,000	$164,281,000	$155,587,000
ACIC (1)(2)	$16,565,000	$160,238,000	N/A
FSIC	$3,250,000	$22,038,000	$16,269,000
IIC	$4,700,000	$42,827,000	$40,442,000
(1) UPC and ACIC are required to maintain capital and surplus equal to the greater of 10% of its total liabilities or $5,000,000.
(2) There is not a reportable value for ACIC at December 31, 2016 as we did not own the company until April 2017.

The amount of restricted net assets of UPC, ACIC, FSIC, and IIC at December 31, 2017 was $144,526,000, $162,234,000, $26,027,000, and $46,699,000, respectively.

NAIC law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2017 and 2016.

The SBA note is considered a surplus note pursuant to statutory accounting principles. As a result, UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the SBA note. Any payment of principal or interest requires permission from the insurance regulatory authority.

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

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

•
Statutory accounting allows certain investments to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP because the investments are held as available for sale.

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

•
Statutory accounting requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over ninety days and for unsecured amounts recoverable from unauthorized reinsurers.  Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.

•
Statutory accounting requires an additional admissibility test and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

Our insurance subsidiaries must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

The table below reconciles our consolidated GAAP net income to the statutory net income of our insurance subsidiaries:

	Year Ended December 31,
	2017	2016	2015
Consolidated GAAP net income	$10,145	$5,698	$27,358
Increase (decrease) due to:
Commissions	401	17,486	339
Deferred income taxes	9,413	(3,255)	(2,518)
Deferred policy acquisition costs	(17,935)	(6,342)	(4,962)
Allowance for doubtful accounts	240	(24)	97
Prepaid expenses	101	(538)	131
Premium tax	(1,800)	—	—
Investment PGAAP adjustments	1,148	—	—
Other, net	(71)	166	—
Operations of non-statutory subsidiaries	(6,930)	(10,621)	(10,077)
Statutory net income acquired(1)	6,120	3,513	152
Statutory net income of insurance subsidiaries	$832	$6,083	$10,520
(1)Statutory net income acquired for 2017, 2016, and 2015 relates to the acquisitions of ACIC, IIC, and FSH, respectively.

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of our insurance subsidiaries:

	December 31,
	2017	2016
Consolidated GAAP stockholders’ equity	$537,125	$241,327
Increase (decrease) due to:
Deferred policy acquisition costs	(35,689)	(15,373)
Deferred income taxes	961	(3,338)
Investments	955	1,386
Non-admitted assets	9	(623)
Surplus debentures	10,000	11,176
Provision for reinsurance	(3,583)	(7,648)
Equity of non-statutory subsidiaries	(138,833)	(32,615)
Commissions	19,502	18,570
Prepaid expenses	(468)	(564)
Other, net	(595)	—
Statutory surplus as regards policyholders of insurance subsidiaries	$389,384	$212,298

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

15)    LEASES

We lease approximately 16,500 square feet of office space in Florida, New York, and Hawaii. These leases are generally short-term to medium-term leases of commercial office space. In addition to office space, we lease office equipment and a parking lot under operating leases. Lease expense amounted to $290,000, $205,000, and $922,000 for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, our minimum future lease payments under non-cancellable operating leases are:

Amount
2018	$457
2019	275
2020	243
2021	187
2022	51

16)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the years ended December 31, 2017 and 2016, Groelle & Salmon, PA billed us approximately $3,188,000 and $2,892,000, respectively. Ms. Salmon’s spouse has a 50% interest in these billings, or approximately $1,594,000 and $1,446,000 for the years ended December 31, 2017 and 2016, respectively.

AmRisc, LLC (AmRisc), a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Vice Chairman of our Board of Directors, beneficially owns approximately 7.7% of AmRisc and is also the Chief Executive Officer of AmRisc.
In accordance with the managing general agent underwriting contract with AmRisc, we recorded $220,150,000 of gross written premiums for the year ended December 31, 2017, resulting in fees and commission (including a profit commission) of $60,016,000 due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $3,564,000 in ceded premiums to AmRisc as a reinsurance intermediary for the year ended December 31, 2017. We also incurred $25,000 during that period for rent under a sublease agreement with AmRisc.
Net premiums receivable (net of commissions) of $29,913,000 were due from AmRisc as of December 31, 2017. These premiums were paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

17)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2017, 2016, and 2015, our contributions to the plan on behalf of the participating employees were $604,000, $444,000, and $365,000, respectively.

18)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders’ equity on the Consolidated Balance Sheets.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

The table below details the components of accumulated other comprehensive income at year end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2014	$6,537	$(2,526)	$4,011
Changes in net unrealized gain on investments	(3,070)	1,187	(1,883)
Reclassification adjustment for net realized gains	(827)	319	(508)
December 31, 2015	2,640	(1,020)	1,620
Changes in net unrealized gain on investments	(629)	167	(462)
Reclassification adjustment for net realized gains	(547)	211	(336)
December 31, 2016	1,464	(642)	822
Changes in net unrealized gain on investments	10,647	(3,747)	6,900
Reclassification adjustment for net realized gains	(67)	17	(50)
Reclassification due to adoption of ASU 2018-02	—	1,549	1,549
December 31, 2017	$12,044	$(2,823)	$9,221

19)    STOCKHOLDERS’ EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2017		2016		2015
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$1,301	$0.05	$1,076	$0.05	$1,073
Second Quarter	$0.06	$2,561	$0.06	$1,300	$0.05	$1,077
Third Quarter	$0.06	$2,564	$0.06	$1,299	$0.05	$1,076
Fourth Quarter	$0.06	$2,565	$0.06	$1,299	$0.05	$1,076

On April 3, 2017, we completed the acquisition of AmCo by issuing 20,956,355 shares of our common stock as consideration for the final purchase price. See Note 4 for additional information on this acquisition.

On February 3, 2015, we completed the acquisition of FSH and its subsidiaries by issuing 503,857 shares of our common stock as consideration for the initial purchase price. In March 2016 we paid contingent consideration of 32,943 shares of common stock as part of the FSH acquisition.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

We granted 167,622 shares of restricted common stock awards during the twelve months ended December 31, 2017, which had a weighted-average grant date fair value of $15.62 per share. We granted 115,405 shares of restricted stock during the twelve months ended December 31, 2016, which had a weighted-average grant date fair value of $16.90 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	153,383	$10.91
Granted	130,442	20.38
Less: Forfeited	14,365	13.80
Less: Vested	90,277	12.71
Outstanding as of December 31, 2015	179,183	16.67
Granted	115,405	16.90
Less: Forfeited	26,082	17.44
Less: Vested	98,864	16.39
Outstanding as of December 31, 2016	169,642	16.87
Granted	167,622	15.62
Less: Forfeited	17,537	14.07
Less: Vested	107,633	16.24
Outstanding as of December 31, 2017	212,094	$16.44

We had approximately $1,140,000 of unrecognized stock compensation expense on December 31, 2017 related to non-vested stock-based compensation granted, that we expect to recognize over the next three years. We recognized $1,616,000, $877,000 and $808,000 of stock-based compensation expense during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

We had approximately $343,000 of unrecognized director stock-based compensation expense at December 31, 2017 related to non-vested director stock-based compensation granted, which we expect to recognize ratably until the 2018 Annual Meeting of Stockholders. We recognized $996,000, $1,070,000 and $1,166,000 of director stock-based compensation expense during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2017

21) QUARTERLY RESULTS (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2017
Revenues	$122,633	$178,073	$171,128	$182,586
Income before income taxes	$5,938	$12,650	$(45,487)	$27,809
Net income	$3,899	$7,257	$(28,012)	$27,001
Earnings per common share - Basic (1)	$0.18	$0.17	$(0.66)	$0.63
Earnings per common share - Diluted (1)	$0.18	$0.17	$(0.66)	$0.63

2016
Revenues	$107,561	$120,921	$127,202	$131,433
Income before income taxes	$4,330	$15,210	$5,041	$(17,578)
Net income	$2,951	$9,841	$3,423	$(10,517)
Earnings per common share - Basic (1)	$0.14	$0.46	$0.16	$(0.49)
Earnings per common share - Diluted (1)	$0.14	$0.45	$0.16	$(0.49)
(1) The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

22)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On February 21, 2018, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on March 14, 2018 to stockholders of record on March 7, 2018.

UNITED INSURANCE HOLDINGS CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of December 31, 2017, the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As permitted, management excluded from its assessment of internal control over financial reporting AmCo Holding Company and its Subsidiaries which were acquired on April 3, 2017 and accounted for approximately 36% of consolidated total assets and 146% of net income as of the year ended December 31, 2017. Based on the criteria set forth in the Internal Control-Integrated Framework, our management concluded that, as of December 31, 2017, our internal control over our financial reporting was not effective, at the reasonable assurance level, as management identified deficiencies in internal control over financial reporting that were assessed as material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected and corrected on a timely basis.

Identification of the Material Weaknesses in Internal Control over Financial Reporting

During our assessment we determined that the following material weaknesses existed as of December, 31, 2017 in the principles associated with both the control activities and information and communication components of the COSO framework:

•
A failure of the operating effectiveness of a monitoring control designed to ensure that the Company obtains evidence of the design and operating effectiveness of the general information technology controls intended to prevent unauthorized

UNITED INSURANCE HOLDINGS CORP.

system access and inappropriate change management to two third-party service organization’s professional services systems and information contained within (Service Organization Controls Weakness).

Two third-party service organization systems are used by the Company to record direct written premium for IIC and loss and LAE for IIC, UPC and FSIC. We rely upon a SOC 1 Type 2 report from the service organizations attesting to the vendor’s internal controls. We were notified that we would not receive two of the reports in a timely manner. Although we performed additional testing regarding the controls subsequent to year end, such monitoring and testing of control was not executed to a sufficient level of detail or in a timely manner. We further assessed the impact that the noted deficiencies had on our 2016 assessment and determined that we should have identified a material weakness in 2016 related to one of these systems.

Although no adjustment was required to our consolidated financial statements as a result of this material weakness, management concluded that there is a reasonable possibility that a material misstatement could occur in premium revenue and loss and LAE in the consolidated financial statements if the control deficiency was not remediated.

•
We did not maintain effective accounting policies and procedural controls over the financial reporting for income taxes, acquisition purchase accounting and investments to ensure accurate and consistent financial reporting in accordance with US GAAP (Accounting Procedures Weakness).

This material weakness resulted in errors within the tax expense, goodwill and investments balances in the Company’s December 31, 2017 Consolidated Balance Sheet and in the Consolidated Statements of Comprehensive Income, Consolidated Statement of Stockholders’ Equity, the computations of basic and diluted earnings per share, and the Consolidated Statements of Cash Flows. Specifically, as it relates to income taxes, we did not maintain controls over the analysis and assessments of the income tax effects related to business acquisitions and the adoption of ASU 2018-02. Specifically, as it relates to purchase accounting, we did not maintain controls over the analysis and assessment of deferred taxes related to the transaction. The errors were corrected before we issued our earnings release on February 21, 2018. As it relates to investments we did not maintain controls over the reporting and disclosures of certain investments. The errors were corrected before the issuance of our December 31, 2017 Form 10-K. This material weakness could have resulted in a material misstatement of account balances or disclosures that would have resulted in a misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected.

RSM US LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Planned Remediation of Material Weaknesses

Service Organization Controls Weakness
We are in the process of remediating the deficiency by fully implementing effective controls over these third party systems and continue working with the providers to receive timely SOC reports in the future.

Accounting Procedures Weakness
We have begun the remediation of the process and controls in place to measure and record transactions related to tax accounting, acquisition accounting and investment accounting to enhance the effectiveness of the design and operation of those controls. The Company will focus on the accounting and disclosure for unusual and complex transactions and will continue to augment existing staff with additional skilled accounting resources and strengthen the review process to improve the operation of financial reporting and corresponding internal controls.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2017, other than the identification of the material weaknesses discussed above, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

UNITED INSURANCE HOLDINGS CORP.

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

Item 9B. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
United Insurance Holdings Corp.

Opinion on the Internal Control Over Financial Reporting
We have audited United Insurance Holdings Corp. (the Company)’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 28, 2018, expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded AmCo Holding Company and its Subsidiaries from its assessment of internal control over financial reporting as of December 31, 2017, because it was acquired by the Company in a purchase business combination in the second quarter of 2017. We have also excluded AmCo Holding Company and its Subsidiaries from our audit of internal control over financial reporting. AmCo Holding Company and its Subsidiaries is a wholly owned subsidiary whose total assets and net income represent approximately 36 percent and 146 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
Management’s information and communication controls failed to prevent, or detect and correct, material reclassifications from being identified and corrected related to other investments and portfolio loans.

•
Management’s information and communication controls failed to prevent or detect material reclassifications from being identified and corrected related to short-term investments and cash and cash equivalents.

•
Management’s controls over the business combination failed to correctly identify and correctly record material adjustments related to the purchase price, deferred tax expense, and goodwill related to its acquisition of AmCo Holding Company.

•
Management was unable to obtain adequate evidence from two of its service providers to support that the service provider had adequate controls over change management. These two service providers are used in the processing and handling of a portion of the Company’s premiums and claims.

•
Management incorrectly recorded the change in enacted federal tax rates in its calculation of the tax effect on unrealized investment gains and losses included in accumulated other comprehensive income by incorrectly recording the charge as an increase to deferred income tax expense.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 28, 2018, on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

UNITED INSURANCE HOLDINGS CORP.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct, misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Impact of Identified Material Weakness on Previously Expressed Opinion
The evaluation of the material weakness related to the design and operating effectiveness of the entity’s controls over its service providers identified deficiencies in the Company’s internal control over financial reporting as of December 31, 2016. The following material weakness was identified as a result of these deficiencies

•
Management was unable to obtain adequate evidence from one of its service providers to support that the service provider had adequate controls over change management. The service provider is used in the processing and handling of the Company’s claims.

Our report dated March 15, 2017 on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described above, a material weakness was subsequently identified to exist as of December 31, 2016. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 should have been different from that expressed in our previous report.

/s/ RSM US LLP

Omaha, Nebraska
March 28, 2018

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 (the 2018 Proxy Statement).

CODE OF CONDUCT AND ETHICS

We have adopted a code of ethics (our Code of Conduct and Ethics) that applies to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer, in accordance with applicable federal securities laws. This document may be reviewed by accessing our investor relations site at investors.upcinsurance.com. In addition, a copy of our Code of Conduct and Ethics will be provided without charge upon written request submitted to us via regular mail or via electronic mail to investorrelations@upcinsurance.com. We intend to post notice of any waiver from, or amendment to, any provision in our Code of Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller on our website at www.upcinsurance.com.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our 2018 Proxy Statement.

UNITED INSURANCE HOLDINGS CORP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

(3) Exhibits. We hereby file as part of this Form 10-K the exhibits listed in the following Index.

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description

2.1
Stock Purchase Agreement, dated as of September 26, 2015, by and between United Insurance Holdings Corp and Interboro LLC (included as exhibit 2.1 to the Form 8-K filed on September 28, 2015, and incorporated herein by reference).

2.2
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

3.3
Certificate of Elimination of Series A Junior Participating Preferred Stock, dated as of January 10, 2018 (included as exhibit 3.1 to the Form 8-K filed January 12, 2018, and incorporated herein by reference).

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

4.3
Second Amendment (the “Second Amendment”) to Rights Agreement, dated as of January 10, 2018 (as amended, the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (included as Exhibit 4.1 to the Form 8-K filed on January 12, 2018, and incorporated herein by reference).

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

10.7 (a)
Continuing Employment and Senior Advisor Agreement between United Insurance Holdings Corp. and Don Cronin effective November 1, 2011 (included as exhibit 10.19 to the Form 10-K, filed March 14, 2012, and incorporated herein by reference).

10.8	Form of Indemnification Agreement between United Insurance Holdings Corp. and its Directors (included as Exhibit 10.1 to the Form 8-K, filed October 10, 2012, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

10.9
Assumption Agreement between Citizens and United Property Casualty Insurance Company, effective November 20, 2012 (filed as Exhibit 10.1 to the Form 10-Q, filed May 8, 2013, and incorporated herein by reference).

10.10 (a)
Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.1 to the Form 8-K, filed September 30, 2013, and incorporated herein by reference).

10.11 (a)	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy statement for its 2013 Annual Meeting, filed on April 16, 2013).

10.12 (a)
Restricted Stock Award Agreement, dated March 21, 2014, by and between United Insurance Holdings Corp. and Kimberly Salmon (included as exhibit 10.2 to the Form 10-Q filed on May 1, 2014, and incorporated herein by reference).

10.13 (a)
Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.14 (a)
Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.15 (a)
Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.16 (a)
Non-Executive Chairman Agreement, dated September 19, 2014, between United Insurance Holdings Corp. and Gregory C. Branch (included as exhibit 10.4 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.17
Purchase and Sale Agreement, dated September 5, 2014, between AAA Auto Club South, Inc. and United Insurance Holdings Corp. (included as exhibit 10.1 to the Form 8-K filed on September 11, 2014, and incorporated herein by reference).

10.18
Stockholders Agreement, dated as of August 17, 2016, by and among United Insurance Holdings Corp., RDX Holding, LLC., R. Daniel Peed and Peed FLP1, Ltd., L.L.P (included as Exhibit 10.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

10.19 (a)
Employment Agreement between United Insurance Holdings Corp. and John Forney, dated April 21, 2017 (included as Exhibit 10.1 to the Form 8-K, filed April 24, 2017, and incorporated herein by reference).

10.20
Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (included at exhibit 4.1 to the Form 8-K, filed on December 13, 2017, and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Conduct and Ethics (included as exhibit 14 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of RSM US LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(a) Indicates management contract or compensatory plan

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2017
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government and agency securities	$237,809	$235,891	$235,891
Foreign governments	2,022	2,036	2,036
States, municipalities and political subdivisions	200,706	201,512	201,512
Public utilities	20,215	20,257	20,257
Corporate securities	287,025	287,562	287,562
Asset backed securities	14,902	14,905	14,905
Redeemable preferred stocks	755	692	692
Total fixed maturities	763,434	762,855	762,855
Mutual funds	29,079	31,924	31,924
Common stocks:
Public utilities	1,343	1,702	1,702
Other common stocks	18,856	27,902	27,902
Nonredeemable preferred stocks	1,718	1,767	1,767
Total equity securities	50,996	63,295	63,295
Other investments	8,057	8,381	8,381
Portfolio loans	20,000	20,000	20,000
Total investments	$842,487	$854,531	$854,531

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
	2017	2016
Assets
Fixed maturities, available for sale, at fair value	$26,583	$—
Cash and cash equivalents	79,331	7,399
Investment in subsidiaries	579,313	263,712
Goodwill	10,157	10,841
Property and equipment, net	7,761	7,993
Other assets	12,439	11,337
Total Assets	$715,584	$301,282

Liabilities
Intercompany payable	$26,128	$14,531
Accounts payable and accrued expenses	967	520
Other liabilities	—	1,906
Long-term notes payable	151,364	42,998
Total Liabilities	178,459	59,955

Stockholders’ Equity
Common stock	4	2
Additional paid-in capital	387,145	99,353
Treasury stock	(431)	(431)
Accumulated other comprehensive income	9,221	822
Retained earnings	141,186	141,581
Total Stockholders’ Equity	537,125	241,327
Total Liabilities and Stockholders’ Equity	$715,584	$301,282

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
Revenues
Net income from subsidiaries (equity method)	$14,000	$13,296	$27,562
Net realized investment (loss) gain	—	(14)	951
Net investment income	53	88	239
Total revenues	14,053	13,370	28,752

Expenses
Operating and underwriting	348	337	138
General and administrative	9,078	11,805	1,252
Interest expense	2,939	496	—
Total expenses	12,365	12,638	1,390
Income before other income	1,688	732	27,362
Other income	75	60	245
Income before income taxes	1,763	792	27,607
Provision for income tax (benefit) expense	(8,382)	(4,906)	249
Net income	$10,145	$5,698	$27,358
Unrealized gain (loss) on investments	10,647	(629)	(3,070)
Reclassification adjustments - losses (gains)	(67)	(547)	(827)
Income tax (expense) benefit related to other items of comprehensive income	(2,181)	378	1,506
Total Comprehensive Income	$18,544	$4,900	$24,967

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$10,145	$5,698	$27,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,208	682	74
Net realized investment gains	—	14	(951)
Deferred income taxes, net	(777)	382	126
Stock based compensation	2,613	1,947	1,974
Changes in operating assets and liabilities:
Accrued investment income	—	3	(3)
Other assets	359	(22,553)	450
Accounts payable and accrued expenses	447	—	—
Intercompany payable	11,597	5,874	2,557
Other liabilities	(1,905)	1,969	918
Net cash provided by (used in) operating activities	23,687	(5,984)	32,503
INVESTING ACTIVITIES
Proceeds from sales of investments available for sale	—	34,551	19,633
Purchases of investments available for sale	(26,584)	(70)	(53,212)
Additional investment in subsidiaries	(23,283)	(68,563)	16,276
Cost of property and equipment acquired	(449)	(1,797)	(3,255)
Net cash used in investing activities	(50,316)	(35,879)	(20,558)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(287)	(270)	(185)
Proceeds from borrowings	150,000	42,951	—
Repayments of borrowings	(38,897)	—	—
Payments of debt issuance costs	(3,264)	—	—
Dividends	(8,991)	(4,974)	(4,302)
Net cash provided by (used in) financing activities	98,561	37,707	(4,487)
Increase in cash	71,932	(4,156)	7,458
Cash and cash equivalents at beginning of period	7,399	11,555	4,097
Cash and cash equivalents at end of period	$79,331	$7,399	$11,555

Notes to Condensed Financial Statements - Basis of Presentation

The Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with UPC Insurance’s consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2017	$989,525	$447,329	$51,323	$593,519	8.6%
2016	708,252	262,340	(96)	445,816	—%
2015	548,916	183,808	20,820	385,928	5.4%

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Liability
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2017	$144	$294	$(54)	$384
2016	132	356	(344)	144
2015	34	198	(100)	132

UNITED INSURANCE HOLDINGS CORP.

Item 16. Form 10-K Summary

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	March 28, 2018	By:	/s/ John L. Forney
		Name:	John L. Forney
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Forney John L. Forney	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2018

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer (principal financial and accounting officer)	March 28, 2018

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board	March 28, 2018

/s/ R. Daniel Peed R. Daniel Peed	Vice Chairman of the Board	March 28, 2018

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Lead Director	March 28, 2018

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 28, 2018

/s/ Michael R. Hogan Michael R. Hogan	Director	March 28, 2018

/s/ William H. Hood, III William H. Hood, III	Director	March 28, 2018

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 28, 2018

/s/ Patrick F. Maroney Patrick F. Maroney	Director	March 28, 2018

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 28, 2018