Form 10-Q
period 2018-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2018-05-09
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Commission File Number 001-35761
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 4, 2018, 42,745,937 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Quarterly Report on Form 10-Q (Form 10-Q), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Form 10-Q, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, gross written premium growth expectations, earnings per share, estimated unpaid losses on insurance policies, investment returns, diversification and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” "plan," “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations there of or comparable terminology are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our exposure to catastrophic events and severe weather conditions;

•	the regulatory, economic and weather conditions present in Florida, the state in which we are most concentrated;

•	the effectiveness of our diversification strategy;

•	our ability to cultivate and maintain agent relationships, particularly our relationship with AmRisc, LLC;

•	the possibility that actual claims incurred may exceed our loss reserves for claims;

•	assessments charged by various governmental agencies;

•	our ability to implement and maintain adequate internal controls over financial reporting;

•	our ability to maintain adequate technology, data security, and outsourcing relationships;

•	our reliance on key vendor relationships, and the ability of our vendors to protect the personal information of our customers;

•	our ability to attract and retain the services of senior management;

•	risks and uncertainties relating to our acquisitions, including our ability to successfully integrate the acquired companies:

•	our ability to increase or maintain our market share;

•	changes in the regulatory environment present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost, variability and availability of reinsurance;

•	our ability to collect from our reinsurers on our reinsurance claims;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	the possibility of the pricing and terms for our products to decline due to the historically cyclical nature of the property and casualty insurance and reinsurance industry;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	downgrades in our financial strength ratings;

•	the impact of future sales of substantial amounts of our common stock by us to our existing stockholders on our stock price;

•	our ability to pay dividends in the future;

•
the ability of R. Daniel Peed and his affiliates to exert significant control over us due to substantial ownership of our common stock, subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities;

•	the ability of others to obtain control of us due to provisions in our charter documents; and

•	other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

We caution you not to place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $799,077 and $763,434, respectively)	$787,145	$762,855
Equity securities (adjusted cost of $67,300 and $50,996, respectively)	77,155	63,295
Other investments (amortized cost of $7,763 and $8,057, respectively)	8,144	8,381
Portfolio loans	20,000	20,000
Total investments	$892,444	$854,531
Cash and cash equivalents	216,703	276,275
Accrued investment income	5,488	5,577
Property and equipment, net	17,557	17,291
Premiums receivable, net	79,296	75,275
Reinsurance recoverable on paid and unpaid losses	496,619	395,774
Prepaid reinsurance premiums	127,888	201,904
Goodwill	73,045	73,045
Deferred policy acquisition costs	108,093	103,882
Intangible assets	35,446	45,271
Other assets	13,814	11,096
Total Assets	$2,066,393	$2,059,921
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$544,249	$482,232
Unearned premiums	556,540	555,873
Reinsurance payable	86,079	149,117
Payments outstanding	55,119	41,786
Accounts payable and accrued expenses	51,404	46,594
Other liabilities	76,913	85,830
Notes payable	161,009	161,364
Total Liabilities	$1,531,313	$1,522,796
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 42,958,020 and 42,965,137 issued, respectively; 42,745,937 and 42,753,054 outstanding, respectively	4	4
Additional paid-in capital	387,631	387,145
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	(8,451)	9,221
Retained earnings	156,327	141,186
Total Stockholders' Equity	$535,080	$537,125
Total Liabilities and Stockholders' Equity	$2,066,393	$2,059,921

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUE:
Gross premiums written	$279,617	$168,842
Change in gross unearned premiums	(667)	13,223
Gross premiums earned	278,950	182,065
Ceded premiums earned	(116,275)	(74,882)
Net premiums earned	162,675	107,183
Investment income	5,686	2,951
Net realized investment gains (losses)	211	(351)
Net unrealized losses on equity securities	(2,444)	—
Other revenue	13,999	12,850
Total revenue	180,127	122,633
EXPENSES:
Losses and loss adjustment expenses	77,246	63,333
Policy acquisition costs	57,135	35,436
Operating expenses	8,318	5,872
General and administrative expenses	23,325	11,333
Interest expense	2,458	759
Total expenses	168,482	116,733
Income before other income	11,645	5,900
Other income	71	38
Income before income taxes	11,716	5,938
Provision for income taxes	3,347	2,039
Net income	$8,369	$3,899
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(23,384)	3,731
Reclassification adjustment for net realized investment losses (gains)	(211)	351
Income tax benefit (expense) related to items of other comprehensive income	5,923	(1,542)
Total comprehensive income (loss)	$(9,303)	$6,439

Weighted average shares outstanding
Basic	42,581,939	21,471,185
Diluted	42,748,627	21,688,733

Earnings per share
Basic	$0.20	$0.18
Diluted	$0.20	$0.18

Dividends declared per share	$0.06	$0.06

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$8,369	$3,899
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,658	1,997
Bond amortization and accretion	1,396	1,042
Net realized losses (gains) on investments	(211)	351
Net unrealized losses (gains) on equity securities	2,444	—
Provision for uncollectable premiums	(199)	80
Deferred income taxes, net	(4,031)	(2,703)
Stock based compensation	487	642
Changes in operating assets and liabilities:
Accrued investment income	89	90
Premiums receivable	(3,822)	1,129
Reinsurance recoverable on paid and unpaid losses	(100,845)	(11,760)
Prepaid reinsurance premiums	74,016	39,819
Deferred policy acquisition costs, net	(4,211)	1,667
Other assets	(2,718)	3,166
Unpaid losses and loss adjustment expenses	62,017	247
Unearned premiums	667	(13,223)
Reinsurance payable	(63,038)	(42,931)
Payments outstanding	280	(8)
Accounts payable and accrued expenses	4,810	(1,956)
Other liabilities	(1,926)	13,521
Net cash used in operating activities	$(15,768)	$(4,931)
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	43,144	40,710
Purchases of investments	(95,982)	(50,480)
Cost of property, equipment and capitalized software acquired	(1,010)	(208)
Net cash used in investing activities	$(53,848)	$(9,978)
FINANCING ACTIVITIES
Repayments of borrowings	(444)	(381)
Dividends	(2,565)	(1,301)
Outstanding checks in excess of funds on deposit	13,053	(9,878)
Net cash provided by (used in) financing activities	$10,044	$(11,560)
Decrease in cash	(59,572)	(26,469)
Cash and cash equivalents at beginning of period	276,275	150,688
Cash and cash equivalents at end of period	$216,703	$124,219
Supplemental Cash Flows Information
Interest paid	$99	$743
Income taxes paid	$1,551	$814

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes and services residential and commercial property and casualty insurance policies using a network of agents and four wholly-owned insurance subsidiaries. Our largest insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our three other insurance subsidiaries are Family Security Insurance Company, Inc. (FSIC), acquired via merger on February 3, 2015, Interboro Insurance Company (IIC), acquired via merger on April 29, 2016, and American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017. See Note 4 in our Notes to Unaudited Consolidated Financial Statements for additional information regarding acquisitions.

Our other subsidiaries include United Insurance Management L.C. (UIM), a managing general agent that manages substantially all aspects of UPC, FSIC and IIC's business; Skyway Claims Services, LLC that provides services to UPC, FSIC and IIC; AmCo Holding Company (AmCo) and Family Security Holdings (FSH) (holding company subsidiaries) that consolidate their respective insurance companies; BlueLine Cayman Holdings that reinsures portfolios of excess and surplus policies; UPC Re that is not currently, but can provide a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; and Skyway Reinsurance Services that provides reinsurance brokerage services for our insurance companies.

Our primary product is homeowners' insurance, which we currently offer in 12 states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in the state of Florida. We are also licensed to write property and casualty insurance in six states; however, we have not commenced writing in these states.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

We prepare our unaudited consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. All significant intercompany balances and transactions have been eliminated. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017.

While preparing our unaudited consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, investments, and goodwill. Except for the captions on our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Comprehensive Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We reclassified certain amounts in the 2017 financial statements to conform to the 2018 presentation. These reclassifications had no impact on our results of operations of stockholders' equity, as previously reported.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate our results for the remainder of the year or for any other future period.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

We have made no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below.

(b) Income Taxes

As of March 31, 2018, we have not fully completed our accounting for the tax effects of the enactment of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 with regard to the deductibility of compensation expense for certain covered executives due to uncertainty surrounding the appropriate tax treatment of outstanding performance-based awards, and uncertainty surrounding the discount factors to be applied for loss reserve discounting. We are waiting for the Internal Revenue Service to publish additional guidance or information for both items.

(c) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2018 and December 31, 2017, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and our senior notes approximate fair value as the interest rates and terms are variable.

(d) Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This update substantially revises standards for the recognition, measurement and presentation of financial instruments. This standard revised our accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amended certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We adopted this standard as of January 1, 2018, which resulted in a reclassification of a $9,338,000 gain, net of tax, on equity securities from accumulated other comprehensive income to retained earnings on our consolidated financial statements. Refer to Note 14 for a reconciliation. Additionally, as a result of the adoption of ASU 2016-01, we also recognized a $2,444,000 loss based on the change in fair value of equity securities in the Unaudited Consolidated Statements of Income for the three months ended March 31, 2018.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Insurance contracts are excluded from the scope of this standard. This standard provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligation and transfers control of the good or service to the customer. We adopted this standard on January 1, 2018. We note that the standard is not applicable to our insurance contracts or other revenue streams, and therefore the adoption of this new accounting standard did not have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting (ASU 2017-09). This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We did not early adopt and the new guidance did not impact the way in which we account for share-based payment transactions. Therefore, the adoption as of January 1, 2018 had no impact on our results of operations.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). This update is intended to replace existing lease guidance by requiring a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this amendment. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

3)    INVESTMENTS

The following table details fixed maturity available-for-sale and equity securities, by major investment category, at March 31, 2018 and December 31, 2017:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. government and agency securities	$247,505	$71	$5,317	$242,259
Foreign government	2,020	—	8	2,012
States, municipalities and political subdivisions	187,419	657	2,208	185,868
Public utilities	24,587	26	444	24,169
Corporate securities	291,843	422	5,018	287,247
Asset backed securities	44,943	17	57	44,903
Redeemable preferred stocks	760	12	85	687
Total fixed maturities	$799,077	$1,205	$13,137	$787,145

Mutual funds	$44,272	$2,418	$454	$46,236
Public utilities	1,343	294	34	1,603
Other common stocks	19,967	7,841	231	27,577
Non-redeemable preferred stocks	1,718	38	17	1,739
Total equity securities	$67,300	$10,591	$736	$77,155

December 31, 2017
U.S. government and agency securities	$237,809	$275	$2,193	$235,891
Foreign government	2,022	14	—	2,036
States, municipalities and political subdivisions	200,706	1,929	1,123	201,512
Public utilities	20,215	127	85	20,257
Corporate securities	287,025	1,746	1,209	287,562
Asset-backed securities	14,902	23	20	14,905
Redeemable preferred stocks	755	11	74	692
Total fixed maturities	$763,434	$4,125	$4,704	$762,855

Mutual fund	$29,079	$2,845	$—	$31,924
Public utilities	1,343	359	—	1,702
Other common stocks	18,856	9,093	47	27,902
Non-redeemable preferred stocks	1,718	53	4	1,767
Total equity securities	$50,996	$12,350	$51	$63,295

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three months ended March 31, 2018 and 2017:

	2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$42	$3,445	$99	$12,586
Equity securities	450	1,408	—	—
Total realized gains	492	4,853	99	12,586
Fixed maturities	(281)	32,228	(450)	23,548
Equity securities	—	—	—	—
Total realized losses	(281)	32,228	(450)	23,548
Net realized investment gains (losses)	$211	$37,081	$(351)	$36,134

The table below summarizes our fixed maturities at March 31, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2018
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$61,999	7.8%	$61,715	7.8%
Due after one year through five years	325,696	40.8%	321,403	40.8%
Due after five years through ten years	185,127	23.2%	181,628	23.1%
Due after ten years	15,800	2.0%	15,459	2.0%
Asset and mortgage backed securities	210,455	26.2%	206,940	26.3%
Total	$799,077	100.0%	$787,145	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2018	2017
Fixed maturities	$4,812	$2,498
Equity securities	463	220
Cash and cash equivalents	222	70
Other investments	182	152
Other assets	7	11
Investment income	5,686	2,951
Investment expenses	(243)	(250)
Net investment income	$5,443	$2,701

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

Our portfolio monitoring process includes a quarterly review of all fixed-income securities to identify instances where the fair value of a security compared to its cost or amortized cost (for fixed income securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using information relevant to the collectability or recovery of the security that is reasonably available. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other-than-temporary are: (1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; (2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and (3) the length of time and extent to which the fair value has been less than amortized cost or cost.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. government and agency securities	177	$3,252	$163,624	120	$2,065	$69,114
Foreign governments	2	8	2,012	—	—	—
States, municipalities and political subdivisions	159	1,773	133,508	24	435	16,616
Public utilities	39	381	21,114	5	63	994
Corporate securities	500	4,406	240,811	52	612	17,182
Asset backed securities	31	57	31,532	—	—	—
Redeemable preferred stocks	1	4	121	3	81	302
Total fixed maturities	909	9,881	592,722	204	3,256	104,208
Mutual Fund	2	454	14,743	—	—	—
Public utilities	2	34	416	—	—	—
Other common stocks	23	202	3,236	1	29	97
Non-redeemable preferred stocks	13	17	604	—	—	—
Total equity securities	40	707	18,999	1	29	97
Total	949	$10,588	$611,721	205	$3,285	$104,305

December 31, 2017
U.S. government and agency securities	129	$641	$103,328	123	$1,552	$74,190
States, municipalities and political subdivisions	106	734	91,245	31	389	19,718
Public utilities	16	44	7,052	5	41	1,016
Corporate securities	263	871	134,755	52	338	16,476
Asset-backed securities	18	20	11,682	—	—	—
Redeemable preferred stocks	—	—	—	3	74	303
Total fixed maturities	532	2,310	348,062	214	2,394	111,703
Mutual Funds	1	—	131	—	—	—
Other common stocks	5	47	748	—	—	—
Non-redeemable preferred stocks	4	4	87	—	—	—
Total equity securities	10	51	966	—	—	—
Total	542	$2,361	$349,028	214	$2,394	$111,703
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis. We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Due to the adoption of ASU 2016-01, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

During the three months ended March 31, 2018 and 2017, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Fair value measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on our Unaudited Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2018 and December 31, 2017. Changes in interest rates subsequent to March 31, 2018 may affect the fair value of our investments.

The fair value of our fixed maturities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

For our Level 3 assets, our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments. In addition, our models use a discount rate and internally assigned credit ratings as inputs (which are generally consistent with any external ratings) and those we use to report our holdings by credit rating. Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads and other applicable market data. As a result of the significance of non-market observable inputs, including internally assigned credit ratings as described above, judgment is required in developing these fair values. The fair value of these financial assets may differ from the amount actually received if we were to sell the asset. Moreover, the use of different valuation assumptions may have a material effect on the fair values on the financial assets.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of March 31, 2018.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
March 31, 2018
U.S. government and agency securities	$242,259	$—	$242,259	$—
Foreign government	2,012	—	2,012	—
States, municipalities and political subdivisions	185,868	—	185,868	—
Public utilities	24,169	—	24,169	—
Corporate securities	287,247	—	287,247	—
Asset backed securities	44,903	—	44,903	—
Redeemable preferred stocks	687	687	—	—
Total fixed maturities	787,145	687	786,458	—
Mutual funds	46,236	46,236	—	—
Public utilities	1,603	1,603	—	—
Other common stocks	27,577	27,577	—	—
Non-redeemable preferred stocks	1,739	1,739	—	—
Total equity securities	77,155	77,155	—	—
Other long-term investments	8,144	300	7,190	654
Total investments	$872,444	$78,142	$793,648	$654

December 31, 2017
U.S. government and agency securities	$235,891	$—	$235,891	$—
Foreign government	2,036	—	2,036	—
States, municipalities and political subdivisions	201,512	—	201,512	—
Public utilities	20,257	—	20,257	—
Corporate securities	287,562	—	287,562	—
Asset-backed securities	14,905	—	14,905	—
Redeemable preferred stocks	692	692	—	—
Total fixed maturities	762,855	692	762,163	—
Mutual Funds	31,924	31,924	—	—
Public utilities	1,702	1,702	—	—
Other common stocks	27,902	27,902	—	—
Non-redeemable preferred stocks	1,767	1,767	—	—
Total equity securities	63,295	63,295	—	—
Other long-term investments	8,381	300	7,447	634
Total investments	$834,531	$64,287	$769,610	$634

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

The table below presents the rollforward of our Level 3 investments held at fair value during the three months ended March 31, 2018:

Other Investments
December 31, 2017	$634
Partnership income	53
Return of capital	(90)
Unrealized gains in accumulated other comprehensive income	57
March 31, 2018	$654

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the first three months of 2018, we did not transfer any investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments, and the unobservable inputs are significant to the overall fair value measurement.

For our investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, we obtain the fair values from our investment custodians, which use a third-party valuation service. The valuation service calculates prices for our investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, and adds final spreads to the U.S. Treasury curve at 3 p.m. (ET) as of quarter end. Since the inputs the valuation service uses in its calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Consolidated Balance Sheets and are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests at March 31, 2018 was $7,844,000. We have fully funded two investments and are still obligated to fund an additional $1,320,000 for the remaining three investments.

The information presented in the table below is as of March 31, 2018:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments	$7,463	$381	$—	$7,844
Certificates of deposit	300	—	—	300
Total other investments	$7,763	$381	$—	$8,144

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

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
March 31, 2018
DCR VI	$(33)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%

December 31, 2017
DCR VI	$(37)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%

Portfolio loans

At March 31, 2018, we held commercial portfolio loans of $20,000,000. We believe that making sound loans is a necessary and desirable means of employing funds available for investment. Recognizing our obligation to our stockholders, management is expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. These are short-term collateralized loans (less than one year), which we expect to be repaid primarily from cash flows of the borrowers.

We have not calculated an allowance for a loan loss at March 31, 2018. The allowance would represent an estimate of the amount of probable losses believed to be inherent in our portfolio. Due to the short-term nature of the loans, the projects being substantially complete and the fact that all loans are current with respect to their scheduled payments, we determined that an allowance for loan losses was not necessary, and therefore the related disclosures on the allowance for loan losses and past due loans have been omitted. Our loans were repaid in full upon completion of the projects in April 2018.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

On April 3, 2017, we completed our acquisition of AmCo and its subsidiaries. The transaction was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as merger consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo. As a result of the mergers, AmCo merged with and into a wholly-owned subsidiary of the Company. The acquisition of AmCo supported our growth strategy and further strengthened our overall position in the commercial property and casualty insurance market. Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and enhanced reinsurance opportunities, is not tax deductible.

The operations of AmCo are included in our Unaudited Consolidated Statements of Comprehensive Income effective April 3, 2017. The final purchase price allocation is as follows:

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

The unaudited pro forma financial information below has been prepared as if the acquisition of AmCo had taken place on January 1, 2017. The unaudited pro forma financial information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2017, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	Three Months Ended March 31,
	2017
	As	Pro Forma
	Reported	Adjustments	Pro Forma
Revenues	$122,633	$38,096	$160,729

Net income (loss)	$3,899	$6,712	$10,611

Diluted earnings per share	$0.18	$—	$0.25

5)    EARNINGS PER SHARE

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three-month periods ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to common stockholders	$8,369	$3,899

Denominator:
Weighted-average shares outstanding	42,581,939	21,471,185
Effect of dilutive securities	166,688	217,548
Weighted-average diluted shares	42,748,627	21,688,733

Basic earnings per share	$0.20	$0.18
Diluted earnings per share	$0.20	$0.18

See Note 16 for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2018	December 31, 2017
Land	$2,114	$2,114
Building and building improvements	6,000	5,695
Computer hardware and software	19,283	18,985
Office furniture and equipment	3,801	3,413
Leasehold improvements	19	—
Total, at cost	31,217	30,207
Less: accumulated depreciation and amortization	(13,660)	(12,916)
Property and equipment, net	$17,557	$17,291

Depreciation and amortization expense under property and equipment was $744,000 and $615,000 for the three months ended March 31, 2018 and 2017, respectively.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at March 31, 2018 and December 31, 2017, was $73,045,000. There was no goodwill acquired or disposed of during the three-month period ended March 31, 2018.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Using a qualitative assessment, we completed our most recent goodwill impairment testing during the fourth quarter of 2017 and determined that there was no impairment in the value of the asset as of December 31, 2017.

No impairment loss in the value of goodwill was recognized during the three-months ended March 31, 2018. Additionally, there was no accumulated impairment or accumulated amortization related to goodwill at March 31, 2018 or December 31, 2017.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets:

	March 31, 2018	December 31, 2017
Intangible assets subject to amortization	$31,890	$41,715
Indefinite-lived intangible assets(1)	3,556	3,556
Total	$35,446	$45,271
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2018
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.8	34,661	(7,793)	26,868
Trade names acquired	5.8	6,381	(1,359)	5,022
Total		$83,830	$(51,940)	$31,890

December 31, 2017
Value of business acquired	0.3	$42,788	$(34,335)	$8,453
Agency agreements acquired	8.0	34,661	(6,669)	27,992
Trade names acquired	6.0	6,381	(1,111)	5,270
Total		$83,830	$(42,115)	$41,715

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2018 and 2017.
Amortization expense of our intangible assets was $9,825,000 for the three months ended March 31, 2018. Amortization expense of our intangible assets was $1,794,000 for the three months ended March 31, 2017.
Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining 2018	$4,095
2019	5,355
2020	4,267
2021	3,555
2022	3,246
2023	3,246

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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

Our program provides reinsurance protection for catastrophes including hurricanes, tropical storms and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our stockholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders.

Effective January 1, 2018, UPC Insurance, through its wholly-owned insurance subsidiaries UPC, ACIC, IIC and FSIC, renewed the aggregate excess of loss agreement with a private reinsurer. The treaty provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. Under this agreement, we will retain, in the aggregate, 100% of those losses up to 4.75% of the covered companies’ gross earned premium. The reinsurer will then be liable for all losses in excess of 4.75% of the covered companies’ gross earned premium in the aggregate not to exceed $20,000,000 over the term of the treaty. Recoveries under this treaty will be calculated quarterly based on the cumulative gross earned premium. We ceded $19,189,000 of catastrophe losses to this treaty for the three months ended March 31, 2018. Reinsurance recoveries under this agreement may change in future periods as the cumulative subject gross earned premiums and eligible gross catastrophe losses incurred are recognized in subsequent calendar quarters during 2018 in accordance with the terms of the agreement. No allowance has been recorded against the $19,189,000 reinsurance recoverable at March 31, 2018 since future catastrophe losses are inherently unpredictable and can't be reasonably estimated.

Effective December 31, 2017, UPC Insurance, through our wholly-owned insurance subsidiary UPC, replaced its quota share agreement with private reinsurers. The quota share agreement has a term of 12 months and a cession rate of 20% for all subject business. The quota share agreement provides coverage for all catastrophe perils and attritional losses. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses. Quota share reinsurers’ participation in paying attritional losses is subject to an attritional loss ratio cap.

Effective June 1, 2017, UPC Insurance, through our wholly owned insurance subsidiaries UPC, ACIC, FSIC and IIC, entered into reinsurance agreements with several private reinsurers and with the Florida State Board of Administration (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF). These agreements provide coverage for catastrophe losses from named or numbered windstorms and earthquakes in all states in which UPC operates except for the FHCF agreement, which only provides coverage in Florida against storms that the National Hurricane Center designates as hurricanes.

Highlights of the coverage embedded in these contracts include:

•	More frequency and severity protection than in any prior year, with an overall program exhaustion point of $2,747,500,000;

◦	Sufficient coverage for a single 1-in-400 year event (AIR Touchstone v3.1 Standard Event Set);

◦	Sufficient coverage for a 1-in-100 year event followed by a 1-in-50 year event in the same season;

•
Group retention of $55,000,000 for a first event and $30,000,000 for a second and subsequent events including a $5,000,000 retention related to our captive reinsurer BlueLine Cayman Holdings; this represents approximately 11% of group equity for a first event, lower than in any prior year for UPC Insurance;

•	Realized cost synergies by placing a combined program with ACIC that surpassed our previously stated goal of $20,000,000 annually;

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended March 31,
	2018	2017
Quota share	$(22,607)	$(19,370)
Excess-of-loss	(13,861)	(10,229)
Equipment & identity theft	(2,120)	(2,073)
Flood	(3,671)	(3,391)
Ceded premiums written	$(42,259)	$(35,063)
Increase (decrease) in ceded unearned premiums	(74,016)	(39,819)
Ceded premiums earned	$(116,275)	$(74,882)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table:

	2018			2017
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	8	6,317	3.9%	5	10,612	9.9%
Total	8	$6,317	3.9%	5	$10,612	9.9%
(1) Incurred loss and LAE (as defined below) is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

We collected cash recoveries under our reinsurance agreements totaling $122,512,000 and $2,484,000 for the three-month periods ended March 31, 2018 and 2017, respectively.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $388,000 and $294,000 for the three-month periods ended March 31, 2018 and 2017, respectively.

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

We determine the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the three months ended March 31, 2018 and 2017 on a GAAP basis:

	March 31,
	2018	2017
Balance at January 1	$482,232	$140,855
Less: reinsurance recoverable on unpaid losses	305,673	18,724
Net balance at January 1	$176,559	$122,131

Incurred related to:
Current year	77,927	63,859
Prior years	(681)	(526)
Total incurred	$77,246	$63,333
Paid related to:
Current year	34,800	21,986
Prior years	74,570	42,528
Total paid	$109,370	$64,514

Net balance at March 31	$144,435	$120,950
Plus: reinsurance recoverable on unpaid losses	399,814	20,152
Balance at March 31	$544,249	$141,102

Composition of reserve for unpaid losses and LAE:
Case reserves	$214,067	$82,987
IBNR reserves	330,182	58,115
Balance at March 31	$544,249	$141,102

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the favorable development experienced in 2018 and 2017 was primarily the result of losses related to the 2017 and 2016 accident years coming in better than expected.

10)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of March 31, 2018 and December 31, 2017:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

		Effective Interest Rate	Carrying Value at
	Maturity		March 31, 2018	December 31, 2017
$150M Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	2.43%	9,706	10,000
BB&T Term Note Payable	May 26, 2031	3.31%	4,564	4,651
Total long-term debt			$164,270	$164,651

$150M Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of senior notes (the $150M seniors notes) that will mature in 10 years and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The $150M senior notes are senior unsecured obligations of the Company. We may redeem the $150M senior notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to September 15, 2027. Thereafter, we may redeem the $150M senior notes at par.

Florida State Board of Administration Note Payable

On September 22, 2006, we issued a $20,000,000, 20-year note payable to the Florida State Board of Administration (the SBA note). For the first three years of the SBA note we were required to pay interest only. On October 1, 2009, we began to repay the principal in addition to interest. The note bears an annual interest rate equivalent to the 10-year U.S. Treasury Bond rate. The rate will be adjusted quarterly for the term of the SBA note based on the 10-year Constant Maturity Treasury rate.

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T note) with the intent to use the funds to purchase, renovate, furnish and equip our home office. The note bears interest at 1.65% in excess of the one-month LIBOR. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our home office, which has been pledged to the bank as security for the loan.

Financial Covenants

The $150M senior notes, SBA note and BB&T note contain representations and warranties, conditions and covenants. If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. At March 31, 2018, we were in compliance with all covenants as specified in the $150M senior notes, SBA note and BB&T note. Refer to Part I; Item 2 for additional information regarding financial covenants.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the three months ended March 31, 2018:

2018
Balance at January 1,	$3,287
Additions	63
Amortization	(89)
Balance at March 31,	$3,261

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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

At March 31, 2018, we were not involved in any material non-claims-related legal actions.

See Note 10 for information regarding commitments related to long-term debt, and Note 12 for commitments related to regulatory actions.

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries, UPC and ACIC, are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At March 31, 2018, and during the three months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. In March 2018, we received a recouperable assessment for $570,000 from the Texas Fair Plan Association. We did not receive any additional significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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

The state laws of Florida, Hawaii and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiaries' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

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
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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

•
Statutory accounting requires that a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers.  Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance subsidiary's domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.

•
Statutory accounting requires an additional admissibility test and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three months ended March 31, 2018 and 2017, UPC, ACIC, FSIC and IIC recorded the following amounts of statutory net income (loss).

	Three Months Ended March 31,
	2018	2017
UPC	$(22)	$(6,039)
ACIC (1)	$5,852	N/A
FSIC	$2,798	$2,937
IIC	$358	2,079
(1) There is not a reportable value for ACIC for the three months ended March 31, 2017, as we did not own the company until April 2017.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. The table below shows the minimum capital and surplus requirements, as well as the amount of surplus as regards policyholders for our regulated entities at March 31, 2018 and December 31, 2017, respectively.

	Minimum Requirement	March 31, 2018	December 31, 2017
UPC (1)	$43,448	$167,127	$164,281
ACIC (1)	$16,168	$166,988	$160,238
FSIC	$3,250	$25,019	$22,038
IIC	$4,700	$43,190	$42,827
(1) UPC and ACIC are required to maintain capital and surplus equal to the greater of 10% of their total liabilities or $10,000,000.

13)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the three months ended March 31, 2018 and 2017, Groelle & Salmon, PA billed us approximately $708,000 and $868,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Ms. Salmon's spouse has a 50% interest in these billings, or approximately $354,000 and $434,000, for the three months ended March 31, 2018 and 2017, respectively.

AmRisc, LLC (AmRisc), a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Vice Chairman of our Board of Directors (Board), beneficially owns approximately 7.7% of AmRisc and is also the Chief Executive Officer of AmRisc.
In accordance with the managing general agent underwriting contract with AmRisc, we recorded $94,005,000 of gross written premiums for the three-month period ended March 31, 2018, resulting in fees and commission (including a profit commission) of $25,599,000 due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $1,561,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three-month period ended March 31, 2018. We also incurred $5,000 during that period for rent under a sublease agreement with AmRisc.
Net premiums receivable (net of commissions) of $35,971,000 were due from AmRisc as of March 31, 2018. These premiums were paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

14)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense)Benefit	Net-of-Tax Amount
December 31, 2017	$12,044	$(2,823)	$9,221
Reclassification adjustment for adoption of ASU 2016-01(1)	$(12,300)	$2,962	$(9,338)
Adjusted balance at December 31, 2017	(256)	139	(117)

Changes in net unrealized gains on investments	(11,084)	2,908	(8,176)
Reclassification adjustment for realized gains	(211)	53	(158)
March 31, 2018	$(11,551)	$3,100	$(8,451)
(1) Reflects the fair value changes on equity securities as of December 31, 2017, which are reclassed under the new accounting guidance. Refer to Note 2 for further information.
15)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands except per share amounts):

	Three Months Ended March 31,
	2018		2017
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,565	$0.06	$1,301

See Note 16 for information regarding stock-based compensation activity.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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

We granted 9,960 shares of restricted common stock during the three-month period ended March 31, 2018, which had a weighted-average grant date fair value of $19.55 per share. We granted 90,122 shares of restricted common stock during the three-month period ended March 31, 2017, which had weighted-average grant date fair values of $16.04 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	212,094	$16.44
Granted	9,960	19.55
Less: Forfeited	17,077	18.07
Less: Vested	68,183	17.77
Outstanding as of March 31, 2018	136,794	$15.80

We had approximately $1,081,000 of unrecognized stock compensation expense at March 31, 2018 related to non-vested stock-based compensation granted, which we expect to recognize over the next three years. We recognized $248,000 and $375,000 of stock-based compensation expense during the three-month periods ended March 31, 2018 and 2017, respectively.

We had approximately $104,000 of unrecognized director stock-based compensation expense at March 31, 2018 related to non-vested director stock-based compensation granted, which we expect to recognize ratably until vesting one year after the date of grant. We recognized $239,000 and $266,000 of director stock-based compensation expense during the three-month periods ended March 31, 2018 and 2017, respectively.

17)    SUBSEQUENT EVENTS

On May 8, 2018, our Board declared a $0.06 per share quarterly cash dividend payable on May 29, 2018, to stockholders of record on May 22, 2018.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

EXECUTIVE SUMMARY

Overview

United Insurance Holding Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in residential and commercial property and casualty insurance in the United States. We conduct our business principally through four wholly-owned insurance subsidiaries: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); Family Security Insurance Company (FSIC); and Interboro Insurance Company (IIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions, including our acquisition of AmCo Holding Company (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC in February 2015. As a result of these acquisitions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 17.5% from 461,708 policies in-force at March 31, 2017 to 542,515 policies in-force at March 31, 2018.

Our business is subject to the impact of weather-related catastrophes on our loss and LAE. During the third quarter of 2017, Hurricane Harvey made landfall in Texas and Hurricane Irma made landfall in Florida. In 2017, we retained $83,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable as a result of hurricanes. At March 31, 2018, we increased our loss and loss adjustment expense reserve as a result of development trends that indicated our ultimate gross loss estimate should be increased. There was no net change or impact to our first quarter 2018 results as a result of this reserve re-estimation as it was 100% ceded under our catastrophe reinsurance program.

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of UPC Insurance. In evaluating our results of operations, we use premiums written and earned, policies in-force and new and renewal policies by geographic concentration. We also consider the impact of catastrophe losses and prior year development on our loss ratios, expense ratios and combined ratios. In monitoring our investments, we use credit quality, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification and portfolio duration. To evaluate our financial condition, we consider our liquidity, financial strength, ratings, book value per share and return on equity.

UNITED INSURANCE HOLDINGS CORP.

2018 Highlights

($ in thousands, except per share, ratios and policies in-force)	Three Months Ended March 31,
	2018	2017

Gross premiums written	$279,617	$168,842
Gross premiums earned	$278,950	$182,065
Net premiums earned	$162,675	$107,183
Total revenues	$180,127	$122,633
Earnings before income tax	$11,716	$5,938
Consolidated net income	$8,369	$3,899
Net income per diluted share	$0.20	$0.18

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets	$9,825	$1,354
Less: Realized gains (losses) on investment portfolio	$211	$(351)
Less: Unrealized losses on equity securities	$(2,444)	$—
Less: Net tax impact (1)	$3,445	$585
Core income(2)	$16,982	$5,019
Core income per diluted share(2)	$0.40	$0.23

Book value per share	$12.52	$11.37
Policies in-force	542,515	461,708
(1) In order to reconcile the net income to the core income measure, we included the tax impact of all adjustments using the effective rate at the end of each period.
(2) Core income, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net income, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended March 31,
	2018	2017
REVENUE:
Gross premiums written	$279,617	$168,842
Change in gross unearned premiums	(667)	13,223
Gross premiums earned	278,950	182,065
Ceded premiums earned	(116,275)	(74,882)
Net premiums earned	162,675	107,183
Investment income	5,686	2,951
Net realized investment gains (losses)	211	(351)
Net unrealized loss on equity securities	(2,444)	—
Other revenue	13,999	12,850
Total revenue	180,127	122,633
EXPENSES:
Losses and loss adjustment expenses	77,246	63,333
Policy acquisition costs	57,135	35,436
Operating expenses	8,318	5,872
General and administrative expenses	23,325	11,333
Interest expense	2,458	759
Total expenses	168,482	116,733
Income before other income	11,645	5,900
Other income	71	38
Income before income taxes	11,716	5,938
Provision for income taxes	3,347	2,039
Net income	$8,369	$3,899
Net income per diluted share	$0.20	$0.18
Book value per share	$12.52	$11.37
Return on equity based on trailing twelve months GAAP net income	2.8%	2.7%
Loss ratio, net (1)	47.5%	59.1%
Expense ratio (2)	54.6%	49.1%
Combined ratio (CR) (3)	102.1%	108.2%
Effect of current year catastrophe losses on CR	3.8%	9.9%
Effect of prior year development on CR	(0.4)%	(0.5)%
Effect of ceding commission income on CR	6.3%	7.9%
Underlying combined ratio (4)	92.4%	90.9%
(1) Loss ratio, net is calculated as losses and LAE, net of losses ceded to reinsurers, relative to net premiums earned.
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

Net loss and LAE excluding the effects of current year catastrophe losses and prior year reserve development (underlying loss and LAE) is a non-GAAP measure which is computed by subtracting the effect of current year catastrophe losses and prior year reserve development from net loss and LAE. We use underlying loss and LAE figures to analyze our loss trends that may be impacted by current year catastrophe losses and prior year development on our reserves. As discussed previously, these two items can have a significant impact on our loss trends in a given period. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company's performance. The most direct comparable GAAP measure is net loss and LAE. The underlying loss and LAE measure should not be considered a substitute for net loss and LAE and does not reflect the overall profitability of our business.

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

Net income excluding the effects of non-cash amortization of intangible assets, realized gains (losses) and unrealized gains (losses) on equity securities, net of tax (core income) is a non-GAAP measure which is computed by adding amortization, net of tax, to net income and subtracting realized gains (losses) on our investment portfolio, net of tax, and unrealized gains (losses) on our equity securities, net of tax, from net income. Amortization expense is related to the amortization of intangible assets acquired through mergers and therefore the expense does not arise through normal operations. Investment portfolio gains (losses) and unrealized equity security gains (losses) vary independent of our operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most direct comparable GAAP measure is net income. The core income measure should not be considered a substitute for net income and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended

UNITED INSURANCE HOLDINGS CORP.

March 31, 2018, we reassessed our critical accounting policies and estimates as disclosed in Note 1 to the Notes to Unaudited Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2017; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in the first quarter of 2018 as described in Note 2.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2018 COMPARED TO DECEMBER 31, 2017

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in our Annual Report on Form 10-K for the year ended December 31, 2017.

Investments

The primary goals of our investment strategy are to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. Limiting equity exposure limits risk and helps to preserve capital for two reasons: first, bond market returns are less volatile than stock market returns, and second, should the bond issuer enter bankruptcy liquidation, bondholders generally have a higher priority than equityholders in a bankruptcy proceeding.

We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance subsidiaries can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities.

Two outside asset management companies, which have authority and discretion to buy and sell securities for us, manage our investments subject to (i) the guidelines established by our Board of Directors and (ii) the direction of management. The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis.

Our cash, cash equivalents and investment portfolio totaled $1,109,147,000 at March 31, 2018, compared to $1,130,806,000 at December 31, 2017.

The following table summarizes our investments, by type:

	March 31, 2018		December 31, 2017
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$242,259	21.8%	$235,891	20.9%
Foreign government	2,012	0.2%	2,036	0.2%
States, municipalities and political subdivisions	185,868	16.8%	201,512	17.8%
Public utilities	24,169	2.2%	20,257	1.8%
Corporate securities	287,247	25.9%	287,562	25.4%
Asset backed securities	44,903	4.0%	14,905	1.3%
Redeemable preferred stocks	687	0.1%	692	0.1%
Total fixed maturities	787,145	71.0%	762,855	67.5%
Mutual funds	46,236	4.2%	31,924	2.8%
Public utilities	1,603	0.1%	1,702	0.2%
Other common stocks	27,577	2.5%	27,902	2.5%
Non-redeemable preferred stocks	1,739	0.2%	1,767	0.2%
Total equity securities	77,155	7.0%	63,295	5.7%
Other long-term investments	8,144	0.7%	8,381	0.7%
Portfolio loans	20,000	1.8%	20,000	1.8%
Total investments	892,444	80.5%	854,531	75.7%
Cash and cash equivalents	216,703	19.5%	276,275	24.3%
Total cash, cash equivalents and investments	$1,109,147	100.0%	$1,130,806	100.0%

We classify all of our fixed maturity investments as available-for-sale. Our investments at March 31, 2018 and December 31, 2017 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a

UNITED INSURANCE HOLDINGS CORP.

similar diversification. At March 31, 2018, approximately 86% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 14% were corporate bonds rated “BBB” or "BB".

At March 31, 2018, there were 204 fixed maturity securities in an unrealized loss position for a period of 12 months or longer reflecting unrealized losses of $3,256,000 and one equity security in an unrealized position for a period of 12 months or longer reflecting unrealized losses of $29,000. We currently have no plans to sell these 205 securities, and we expect to fully recover our cost basis. We reviewed all of our securities and determined that we did not need to record any impairment charges at March 31, 2018. Similarly, we did not record impairment charges at December 31, 2017.

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

During the second quarter of 2017, we placed our reinsurance program for the 2017 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $2,747,500,000. The contracts reinsure for personal lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms and tornadoes. The agreements are effective as of June 1, 2017, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund. The cost for this program increased by $122,669,000 to $314,169,000 in 2017 as a result of increasing our protection by 81.3% and including ACIC under the program.

Effective December 31, 2017, we replaced our 15% quota share agreement that expired on November 30, 2017 and our 5% quota share agreement that was set to renew on December 1, 2017 with a new quota share reinsurance agreement with a term of 12 months and a cession rate of 20% for all subject business.

Effective January 1, 2018, we placed a new aggregate excess of loss treaty to provide $20,000,000 of coverage against accumulated losses from specified catastrophe events in excess of 4.75% of cumulative subject gross premiums earned during each calendar quarter, for a term of 12 months.

Excluding our flood business, for which we cede 100% of the risk of loss, reinsurance costs in the first quarter of 2018 were 39.9% of our gross premiums earned, compared to 38.6% of gross premiums earned for the first quarter of 2017. The increase in this ratio was driven primarily by the costs related to the inclusion of AmCo's commercial property exposures in our 2017-18 combined catastrophe reinsurance program.

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

Unpaid losses and LAE totaled $544,249,000 and $482,232,000 as of March 31, 2018 and December 31, 2017, respectively. The balance has increased from year-end as a result of continuing development from Hurricane Irma, as well as from losses incurred from weather-related activity in the first quarter of 2018.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Revenue

Net income for the three months ended March 31, 2018 increased $4,470,000, or 114.6%, to $8,369,000 for the first quarter of 2018 from $3,899,000 for the same period in 2017. The increase in net income was primarily due to the lower catastrophe and non-catastrophe loss ratios for the first quarter of 2018 compared to the first quarter of 2017.

Our gross written premiums increased $110,775,000, or 65.6%, to $279,617,000 for the first quarter ended March 31, 2018 from $168,842,000 for the same period in 2017, primarily reflecting the Company's merger with AmCo in the second quarter of 2017, as well as organic growth in new and renewal business generated in all regions. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2018	2017	Change
Direct Written and Assumed Premium by Region (1)
Florida	$157,952	$75,364	$82,588
Gulf	44,797	40,778	4,019
Northeast	34,892	31,137	3,755
Southeast	22,887	20,192	2,695
Total direct written premium by region	260,528	167,471	93,057
Assumed premium (2)	19,089	1,371	17,718
Total gross written premium by region	$279,617	$168,842	$110,775

Gross Written Premium by Line of Business
Personal property	$183,713	$164,873	$18,840
Commercial property	95,904	3,969	91,935
Total gross written premium by line of business	$279,617	$168,842	$110,775
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2018 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended March 31,
New and Renewal Policies by Region (1)	2018	2017	Change
Florida	53,406	45,354	8,052
Gulf	30,064	27,305	2,759
Northeast	27,180	23,295	3,885
Southeast	19,910	16,956	2,954
Total	130,560	112,910	17,650
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended March 31, 2018 increased $51,749,000, or 44.3%, to $168,482,000 for the first quarter of 2018 from $116,733,000 for the same period in 2017. The increase in expenses was primarily due to increased losses and LAE, policy acquisition costs, and general and administrative expenses related to our merger with AmCo during the second quarter of 2017. The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2018	2017	Change
Net Loss and LAE	$77,246	$63,333	$13,913
% of Gross earned premiums	27.7%	34.8%	(7.1) pts
% of Net earned premiums	47.5%	59.1%	(11.6) pts
Less:
Current year catastrophe losses	$6,317	$10,612	$(4,295)
Prior year reserve (favorable) development	(681)	(526)	(155)
Underlying loss and LAE (1)	$71,610	$53,247	$18,363
% of Gross earned premiums	25.7%	29.2%	(3.5) pts
% of Net earned premiums	44.0%	49.7%	(5.7) pts
(1) Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this document.

The calculations of our expense ratio and underlying expense ratios are shown below.

	Three Months Ended March 31,
	2018	2017	Change
Policy acquisition costs	$57,135	$35,436	$21,699
Operating and underwriting	8,318	5,872	2,446
General and administrative	23,325	11,333	11,992
Total Operating Expenses	$88,778	$52,641	$36,137
% of Gross earned premiums	31.8%	28.9%	2.9 pts
% of Net earned premiums	54.6%	49.1%	5.5 pts
Less:
Ceding commission income	$10,299	$8,428	1,871
Non-cash amortization of intangibles	9,825	1,354	8,471
Underlying expense (1)	$68,654	$42,859	$25,795
% of Gross earned premiums	24.6%	23.5%	1.1 pts
% of Net earned premiums	42.2%	40.0%	2.2 pts
(1) Underlying Expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document in the "Definitions of Non-GAAP Measures" section of this document.

Loss and LAE increased $13,913,000, or 22.0%, to $77,246,000 for the first quarter of 2018 from $63,333,000 for the first quarter of 2017. Loss and LAE expense as a percentage of net earned premiums decreased 11.6 points to 47.5% for the first quarter of 2018, compared to 59.1% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2018 was 25.7%, a decrease of 3.5 points from 29.2% during the first quarter of 2017.

Policy acquisition costs increased $21,699,000, or 61.2%, to $57,135,000 for the first quarter of 2018 from $35,436,000 for the first quarter of 2017. The primary driver of the increase in costs was the managing general agent fees paid to AmRisc in relation to AmCo commercial premium. The remaining change was the result of policy acquisition costs varying directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

UNITED INSURANCE HOLDINGS CORP.

Operating and underwriting expenses increased $2,446,000, or 41.7%, to $8,318,000 for the first quarter of 2018 from $5,872,000 for the first quarter of 2017, primarily due to increased costs related to incurred expenses for software tools, agent incentive costs, underwriting services and assessments.

General and administrative expenses increased $11,992,000, or 105.8%, to $23,325,000 for the first quarter of 2018 from $11,333,000 for the first quarter of 2017, primarily due to amortization costs related to the merger with AmCo during the second quarter of 2017 and salary expense related to increased claims personnel.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners (NAIC) may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 12 in our Notes to Unaudited Consolidated Financial Statements for additional information.

During the three-month periods ended March 31, 2018 and 2017, we did not make any capital contributions to our insurance subsidiaries. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

On December 13, 2017, we issued $150,000,000 of senior notes (the $150M senior notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.250% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The $150M senior notes are senior unsecured obligations of the Company. We may redeem the $150M senior notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the $150M senior notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On and after that date, we may redeem the $150M senior notes at par.

On April 3, 2017, we successfully completed our acquisition of AmCo. The acquisition was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as merger consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo. As a result of the mergers, AmCo merged with and into a wholly-owned subsidiary of the Company. We incurred $7,000,000 of merger-related expenses. Please refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for additional information on the merger transaction.

Financial Covenants

$150M Senior Notes Payable - Our $150M senior notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the "Balance Sheet Date") immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding Balance Sheet Date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without selling the $150M senior notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the notes (except to the Company or to one or more of the Company’s

UNITED INSURANCE HOLDINGS CORP.

other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At March 31, 2018, we were in compliance with the covenants in the $150M senior notes.

Florida State Board of Administration Note Payable - Our $20,000,000, 20-year note payable to the Florida State Board of Administration (the SBA Note) requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate (as defined in the SBA Note agreement) which was 2.33% at the end of March 2018. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which was 2.43% at the end of March 2018. Our SBA note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2018, we were in compliance with the covenants in the SBA note.

BB&T Term Note Payable - Our $5,200,000, 15-year term note payable to the Branch Banking & Trust Company (the BB&T note) requires that, at all times while there has been no "Non-Recurring Losses" (as defined below), we will maintain a minimum Cash Flow Coverage ratio of 1.2:1. The Cash Flow Coverage ratio is defined as our cash flow to debt services. "Cash flow" is defined as earnings before taxes, plus depreciation and amortization and interest. "Debt service" is defined as the prior year's current maturities of long-term debt plus interest expense. This ratio will be tested annually, based on UPC Insurance's audited financial statements. For the one-year period following a Non-Recurring Loss, UPC Insurance is required to maintain a minimum Cash Flow Coverage ratio of 1.0:1. "Non-Recurring Losses" is defined as losses from our insurance subsidiaries' operations, as determined from time to time in BB&T's sole discretion. This covenant will only be effective if the Pre Non-Recurring Losses (as defined in the BB&T note) test is failed, and is only available and effective for one annual test period. Thereafter, the Non-Recurring Loss Cash Flow Coverage Ratio (as defined in the BB&T note) of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2017, we were in compliance with the covenants in the BB&T note.

In addition, the BB&T note requires that we establish and maintain with BB&T at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At March 31, 2018, we were in compliance with the covenants in the BB&T note.

Cash Flows for the Three Months Ended March 31, 2018 and 2017 (in millions)

Operating Activities

The principal cash inflows from our operating activities come from premium collections, reinsurance recoveries and investment income. The principal cash outflows from our operating activities are the result of claims and related costs,

UNITED INSURANCE HOLDINGS CORP.

reinsurance premiums, policy acquisition costs and salaries and employee benefits. A primary liquidity concern with respect to these cash flows is the risk of large magnitude catastrophe events.

During the three months ended March 31, 2018, operating assets and liabilities were impacted by the continued settlement of catastrophe losses associated with Hurricanes Harvey and Irma, each of which occurred during the second half of 2017. Unpaid losses and LAE increased during the three months ended March 31, 2018 and, as a result, we expect a comparable increase in cash outflows related to the payment of catastrophe claims in the near future. However, reinsurance recoverables on paid and unpaid losses also increased during the three months ended March 31, 2018. We expect that a comparable increase in cash inflows related to reinsurance recoveries in the near future will largely offset the cash outflows from the payment of losses.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2018, we did not have any off-balance-sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017. We had no material changes in our market risk during the three months ended March 31, 2018.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information we must disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to a previously disclosed material weakness in internal control over financial reporting as discussed below. This material weakness was identified and discussed in Part II, Item 9A of our Form 10-K for the year ended December 31, 2017.

Notwithstanding this material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

UNITED INSURANCE HOLDINGS CORP.

Material Weakness in Internal Control Over Financial Reporting

We identified the following material weaknesses in the operation of our internal control over financial reporting as previously disclosed in our 2017 Form 10-K:

•
A failure of the operating effectiveness of a monitoring control designed to ensure that the Company obtains evidence of the design and operating effectiveness of the general information technology controls intended to prevent unauthorized system access and inappropriate change management to two third-party service organization's professional services systems and information contained within.

•
We did not maintain effective accounting policies and procedural controls over the financial reporting for income taxes, acquisition purchase accounting and investments to ensure accurate and consistent financial reporting in accordance with US GAAP.

Remediation Plans

Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness previously identified in the Form 10-K for the period ended December 31, 2017. These plans include implementing effective controls over third-party systems and working with the providers to receive timely SOC reports in the future, as well as focusing on the accounting and disclosure for unusual and complex transactions, while augmenting existing staff with additional skilled accounting resources and strengthening the review process to improve the operation of financial reporting and corresponding internal controls. These new controls and procedures are in the process of being implemented and will be tested in connection with audit procedures for the year ending December 31, 2018. Until management has tested the remediation and concluded that the controls are operating effectively as designed, the material weakness will continue to exist.

Changes in Internal Control over Financial Reporting

Except for the material weakness remediation efforts identified above, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2018.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

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

UNITED INSURANCE HOLDINGS CORP.

May 9, 2018	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

May 9, 2018	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)