Form 10-Q
period 2018-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2018-08-03
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Commission File Number 001-35761
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2018, 42,822,187 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Quarterly Report on Form 10-Q (Form 10-Q), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Form 10-Q, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, gross written premium, earnings per share, estimated unpaid losses on insurance policies, investment returns, and diversification and expectations about our liquidity, our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” "plan," “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our exposure to catastrophic events and severe weather conditions;

•	the regulatory, economic and weather conditions present in Florida, the state in which we are most concentrated;

•	the effectiveness of our diversification strategy;

•	our ability to cultivate and maintain agent relationships, particularly our relationship with AmRisc, LLC (AmRisc);

•	the possibility that actual claims incurred may exceed our loss reserves for claims;

•	assessments charged by various governmental agencies;

•	our ability to implement and maintain adequate internal controls over financial reporting;

•	our ability to maintain adequate technology, data security, and outsourcing relationships;

•	our reliance on key vendor relationships, and the ability of our vendors to protect the personal information of our customers;

•	our ability to attract and retain the services of senior management;

•	risks and uncertainties relating to our acquisitions, including our ability to successfully integrate the acquired companies:

•	our ability to increase or maintain our market share;

•	changes in the regulatory environment present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost, variability and availability of reinsurance;

•	our ability to collect from our reinsurers on our reinsurance claims;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	the possibility of the pricing and terms for our products to decline due to the historically cyclical nature of the property and casualty insurance and reinsurance industry;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	downgrades in our financial strength ratings;

•	the impact of future sales of substantial amounts of our common stock by us to our existing stockholders on our stock price;

•	our ability to pay dividends in the future;

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $864,321 and $763,434, respectively)	$848,882	$762,855
Equity securities	83,345	63,295
Other investments (amortized cost of $7,884 and $8,057, respectively)	8,242	8,381
Portfolio loans	—	20,000
Total investments	$940,469	$854,531
Cash and cash equivalents	208,675	229,556
Restricted cash	33,526	46,719
Total cash, cash equivalents and restricted cash	$242,201	$276,275
Accrued investment income	6,181	5,577
Property and equipment, net	17,742	17,291
Premiums receivable, net	116,894	75,275
Reinsurance recoverable on paid and unpaid losses	369,651	395,774
Prepaid reinsurance premiums	395,819	201,904
Goodwill	73,045	73,045
Deferred policy acquisition costs	109,601	103,882
Intangible assets	34,081	45,271
Other assets	11,978	11,096
Total Assets	$2,317,662	$2,059,921
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$432,431	$482,232
Unearned premiums	651,561	555,873
Reinsurance payable	374,499	149,117
Payments outstanding	43,443	41,786
Accounts payable and accrued expenses	56,069	46,594
Other liabilities	54,207	85,830
Notes payable	160,718	161,364
Total Liabilities	$1,772,928	$1,522,796
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,034,270 and 42,965,137 issued, respectively; 42,822,187 and 42,753,054 outstanding, respectively	4	4
Additional paid-in capital	388,193	387,145
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	(11,493)	9,221
Retained earnings	168,461	141,186
Total Stockholders' Equity	$544,734	$537,125
Total Liabilities and Stockholders' Equity	$2,317,662	$2,059,921
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE:
Gross premiums written	$384,662	$352,347	$664,279	$521,189
Change in gross unearned premiums	(95,021)	(90,763)	(95,688)	(77,540)
Gross premiums earned	289,641	261,584	568,591	443,649
Ceded premiums earned	(118,335)	(101,966)	(232,385)	(176,848)
Net premiums earned	171,306	159,618	336,206	266,801
Investment income	7,091	4,637	12,777	7,588
Net realized investment losses	(438)	(132)	(227)	(483)
Net unrealized gains (losses) on equity securities	1,381	—	(1,063)	—
Other revenue	3,808	13,950	7,508	26,800
Total revenue	183,148	178,073	355,201	300,706
EXPENSES:
Losses and loss adjustment expenses	88,595	86,938	165,841	150,271
Policy acquisition costs	50,454	43,320	99,516	78,756
Operating expenses	9,682	6,257	18,000	12,129
General and administrative expenses	12,643	28,176	35,968	39,509
Interest expense	2,458	752	4,916	1,511
Total expenses	163,832	165,443	324,241	282,176
Income before other income	19,316	12,630	30,960	18,530
Other income	16	20	87	58
Income before income taxes	19,332	12,650	31,047	18,588
Provision for income taxes	4,631	5,393	7,978	7,432
Net income	$14,701	$7,257	$23,069	$11,156
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(3,968)	4,106	(27,352)	7,837
Reclassification adjustment for net realized investment losses (gains)	438	132	227	483
Income tax benefit (expense) related to items of other comprehensive income	488	(1,615)	6,411	(3,157)
Total comprehensive income (loss)	$11,659	$9,880	$2,355	$16,319

Weighted average shares outstanding
Basic	42,648,660	41,799,041	42,615,484	31,691,267
Diluted	42,790,346	42,028,013	42,769,602	31,914,559

Earnings per share
Basic	$0.34	$0.17	$0.54	$0.35
Diluted	$0.34	$0.17	$0.54	$0.35

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$23,069	$11,156
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	12,931	13,613
Bond amortization and accretion	2,639	2,320
Net realized losses (gains) on investments	227	483
Net unrealized losses (gains) on equity securities	1,063	—
Provision for uncollectable premiums	(61)	144
Deferred income taxes, net	1,624	1,323
Stock based compensation	1,048	1,294
Changes in operating assets and liabilities:
Accrued investment income	(604)	(96)
Premiums receivable	(41,558)	(23,224)
Reinsurance recoverable on paid and unpaid losses	26,123	(25,566)
Prepaid reinsurance premiums	(193,915)	(209,048)
Deferred policy acquisition costs, net	(5,719)	(29,392)
Other assets	(882)	4,963
Unpaid losses and loss adjustment expenses	(49,801)	3,310
Unearned premiums	95,688	77,540
Reinsurance payable	225,382	209,714
Payments outstanding	1,657	(37)
Accounts payable and accrued expenses	9,475	11,926
Other liabilities	(29,799)	7,963
Net cash provided by operating activities	$78,587	$58,386
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of investments	116,116	81,998
Purchases of investments	(220,809)	(108,376)
Cash from acquisition		95,284
Cost of property, equipment and capitalized software acquired	(2,014)	(3,797)
Net cash provided by (used in) investing activities	$(106,707)	$65,109
FINANCING ACTIVITIES
Repayments of borrowings	(762)	(468)
Payments of debt issuance costs	(62)	—
Dividends	(5,130)	(3,862)
Outstanding checks in excess of funds on deposit	—	(15,682)
Net cash used in financing activities	$(5,954)	$(20,012)
(Decrease) increase in cash, cash equivalents and restricted cash	(34,074)	103,483
Cash, cash equivalents and restricted cash at beginning of period	276,275	150,688
Cash, cash equivalents and restricted cash at end of period	$242,201	$254,171
Supplemental Cash Flows Information
Interest paid	$4,948	$1,292
Income taxes paid	$4,565	$3,917
Non-cash transactions
Issuance of common stock	$—	$274,384
See accompanying Notes to Unaudited Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes and services residential and commercial property and casualty insurance policies using a network of agents and four wholly-owned insurance subsidiaries. Our largest insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our three other insurance subsidiaries are Family Security Insurance Company, Inc. (FSIC), acquired via merger on February 3, 2015, Interboro Insurance Company (IIC), acquired via merger on April 29, 2016, and American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017. See Note 4 in these Notes to Unaudited Consolidated Financial Statements for additional information regarding acquisitions.

Our other subsidiaries include United Insurance Management L.C. (UIM), a managing general agent that manages substantially all aspects of UPC, FSIC and IIC's business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC, FSIC and IIC; AmCo Holding Company (AmCo) and Family Security Holdings (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine) which reinsures portfolios of excess and surplus policies; UPC Re which can provide a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; and Skyway Reinsurance Services which provides reinsurance brokerage services for our insurance companies.

Our primary product is homeowners' insurance, which we currently offer in 12 states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in the state of Florida. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states.

We conduct our operations under one business segment.

(b)Consolidation and Presentation

We prepare our unaudited consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. All intercompany balances and transactions have been eliminated. Our unaudited consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We reclassified certain amounts in the 2017 financial statements to conform to the 2018 presentation. These reclassifications had no impact on our results of operations or stockholders' equity, as previously reported.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate our results for the remainder of the year or for any other future period.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to significant accounting policies

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

We have made no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below.

(b) Income Taxes

As of June 30, 2018, we had not fully completed our accounting for the tax effects of the enactment of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 with regard to the deductibility of compensation expense for certain covered executives due to uncertainty surrounding the appropriate tax treatment of outstanding performance-based awards and uncertainty surrounding the discount factors to be applied for loss reserve discounting as during this period, the U.S. Treasury Department and the Internal Revenue Service have not issued further clarification or guidance for the items for which our accounting for the Tax Act is incomplete. Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update our estimates and our disclosure on a quarterly basis as interpretive guidance is received within each quarter that it is received.

(c) Fair value assumptions

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2018 and December 31, 2017, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and our senior notes approximate fair value as the interest rates and terms are variable.

(d) Reinsurance

We record provisional ceding commissions that we receive in connection with our reinsurance contracts for the 2018 underwriting year as an offset to deferred acquisition costs to the extent that they relate to compensation for acquisition costs that are incurred that are deferrable. The remaining provisional ceding commissions are recorded as unearned reinsurance commission and are recognized as an offset to other acquisition costs based in proportion to the premiums earned or coverage provided by the reinsurance contracts.

(e) Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We did not early adopt and the new guidance did not impact the way in which we account for share-based payment transactions. Therefore, the adoption as of January 1, 2018 had no impact on our results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). This standard provides guidance on the presentation of restricted cash in the statement of cash flows. We are required to explain the changes during a reporting period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. We retrospectively adopted this standard on April 1, 2018. The adoption of this new accounting standard impacted the presentation of our Unaudited Consolidated Statement of Cash Flows but had no effect on our results of operations. The restricted cash on our consolidated balance sheets at June 30, 2018 and December 31, 2017 represents cash that is held in trust for assumed business and cash held in deposit accounts to satisfy state statutory deposit requirements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This update substantially revises standards for the recognition, measurement and presentation of financial instruments. This standard revised our accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amended certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We adopted this standard as of January 1, 2018, which resulted in a reclassification of a $9,338,000 gain, net of tax, on equity securities from accumulated other comprehensive income to retained earnings on our

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

consolidated financial statements. Refer to Note 14 in these Notes to Unaudited Consolidated Financial Statements for a reconciliation.

(f) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-07 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures. Any impact of the standard on our consolidated financial statements and related disclosures will be dependent on market conditions of the reporting units at the time of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). This update is intended to replace existing lease guidance by requiring a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this amendment. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures using a retrospective approach upon adoption. We are currently quantifying the expected recognition on our balance sheet for a right to use asset and a lease liability as required by this standard.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

3)    INVESTMENTS

The following table details fixed maturity available-for-sale and equity securities, by major investment category, at June 30, 2018 and December 31, 2017:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
U.S. government and agency securities	$90,391	$2	$1,912	$88,481
Foreign government	3,002	—	24	2,978
States, municipalities and political subdivisions	161,257	555	1,997	159,815
Public utilities	25,892	17	738	25,171
Corporate securities	290,701	224	6,597	284,328
Mortgage-backed securities	212,320	37	4,711	207,646
Asset backed securities	79,993	2	217	79,778
Redeemable preferred stocks	765	7	87	685
Total fixed maturities	$864,321	$844	$16,283	$848,882

Mutual funds	$44,385	$3,219	$44	$47,560
Public utilities	1,946	327	30	2,243
Other common stocks	24,059	8,188	446	31,801
Non-redeemable preferred stocks	1,718	39	16	1,741
Total equity securities	$72,108	$11,773	$536	$83,345

December 31, 2017
U.S. government and agency securities	$93,827	$40	$1,241	$92,626
Foreign government	2,022	14	—	2,036
States, municipalities and political subdivisions	200,706	1,929	1,123	201,512
Public utilities	20,215	127	85	20,257
Corporate securities	287,025	1,746	1,209	287,562
Mortgage-backed securities	143,982	235	952	143,265
Asset-backed securities	14,902	23	20	14,905
Redeemable preferred stocks	755	11	74	692
Total fixed maturities	$763,434	$4,125	$4,704	$762,855

Mutual fund	$29,079	$2,845	$—	$31,924
Public utilities	1,343	359	—	1,702
Other common stocks	18,856	9,093	47	27,902
Non-redeemable preferred stocks	1,718	53	4	1,767
Total equity securities	$50,996	$12,350	$51	$63,295

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six months ended June 30, 2018 and 2017:

	2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$14	$4,706	$41	$6,310
Equity securities	59	207	7	19
Total realized gains	73	4,913	48	6,329
Fixed maturities	(511)	38,091	(170)	13,848
Equity securities	—	—	(10)	100
Total realized losses	(511)	38,091	(180)	13,948
Net realized investment gains (losses)	$(438)	$43,004	$(132)	$20,277

Six Months Ended June 30,
Fixed maturities	$56	$6,881	$140	$18,896
Equity securities	509	1,182	7	19
Total realized gains	565	8,063	147	18,915
Fixed maturities	(792)	70,319	(620)	37,396
Equity securities	—	—	(10)	100
Total realized losses	(792)	70,319	(630)	37,496
Net realized investment gains (losses)	$(227)	$78,382	$(483)	$56,411

The table below summarizes our fixed maturities at June 30, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	June 30, 2018
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$60,570	7.0%	$60,252	7.1%
Due after one year through five years	321,349	37.2%	316,312	37.3%
Due after five years through ten years	179,582	20.8%	174,875	20.6%
Due after ten years	10,507	1.2%	10,020	1.2%
Asset and mortgage backed securities	292,313	33.8%	287,423	33.8%
Total	$864,321	100.0%	$848,882	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturities	$5,392	$4,087	$10,204	$6,585
Equity securities	467	345	930	565
Cash and cash equivalents	617	90	839	160
Other investments	607	109	789	261
Other assets	8	6	15	17
Investment income	7,091	4,637	12,777	7,588
Investment expenses	(246)	(19)	(489)	(269)
Net investment income	$6,845	$4,618	$12,288	$7,319

Portfolio monitoring

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired.

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

Our portfolio monitoring process includes a quarterly review of all fixed-income securities to identify instances where the fair value of a security compared to its cost or amortized cost is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using information relevant to the collectability or recovery of the security that is reasonably available. Inherent in our evaluation of other-than-temporary impairment for these fixed income securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other-than-temporary are: (1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; (2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and (3) the length of time and extent to which the fair value has been less than amortized cost or cost.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2018
U.S. government and agency securities	41	$547	$33,151	57	$1,364	$53,423
Foreign governments	5	24	2,979	—	—	—
States, municipalities and political subdivisions	145	1,634	113,255	23	363	14,571
Public utilities	43	668	22,118	5	70	986
Corporate securities	521	5,860	240,733	44	737	18,231
Mortgage-backed securities	187	3,923	176,704	60	788	15,118
Asset backed securities	87	214	70,926	5	3	1,249
Redeemable preferred stocks	1	3	122	3	85	304
Total fixed maturities	1,030	12,873	659,988	197	3,410	103,882
Mutual Fund	1	44	14,937	—	—	—
Public utilities	4	30	629	—	—	—
Other common stocks	54	410	5,342	2	36	205
Non-redeemable preferred stocks	12	16	563	—	—	—
Total equity securities	71	500	21,471	2	36	205
Total	1,101	$13,373	$681,459	199	$3,446	$104,087

December 31, 2017
U.S. government and agency securities	40	$166	$26,979	73	$1,075	$58,980
States, municipalities and political subdivisions	106	734	91,245	31	389	19,718
Public utilities	16	44	7,052	5	41	1,016
Corporate securities	263	871	134,755	52	338	16,476
Mortgage-backed securities	89	475	76,349	50	477	15,210
Asset-backed securities	18	20	11,682	—	—	—
Redeemable preferred stocks	—	—	—	3	74	303
Total fixed maturities	532	2,310	348,062	214	2,394	111,703
Mutual Funds	1	—	131	—	—	—
Other common stocks	5	47	748	—	—	—
Non-redeemable preferred stocks	4	4	87	—	—	—
Total equity securities	10	51	966	—	—	—
Total	542	$2,361	$349,028	214	$2,394	$111,703
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in fixed-income securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis. We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Due to the adoption of ASU 2016-01 as of January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

During the three and six months ended June 30, 2018 and 2017, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE MKT. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2018 and December 31, 2017. Changes in interest rates subsequent to June 30, 2018 may affect the fair value of our investments.

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

For our Level 3 assets, our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments. In addition, our models use a discount rate and internally assigned credit ratings as inputs (which are generally consistent with any external ratings) and those we use to report our holdings by credit rating. Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads and other applicable market data. As a result of the significance of non-market observable inputs, including internally assigned credit ratings as described above, judgment is required in developing these fair values. The fair value of these financial assets may differ from the amount actually received if we were to sell the asset. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets.

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Consolidated Balance Sheet as of June 30, 2018.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
June 30, 2018
U.S. government and agency securities	$88,481	$—	$88,481	$—
Foreign government	2,979	—	2,979	—
States, municipalities and political subdivisions	159,815	—	159,815	—
Public utilities	25,172	—	25,172	—
Corporate securities	284,328	—	284,328	—
Mortgage-backed securities	207,646	—	207,646	—
Asset-backed securities	79,778	—	79,778	—
Redeemable preferred stocks	685	563	122	—
Total fixed maturities	848,884	563	848,321	—
Mutual funds	47,560	47,560	—	—
Public utilities	2,242	2,242	—	—
Other common stocks	31,802	31,802	—	—
Non-redeemable preferred stocks	1,741	1,741	—	—
Total equity securities	83,345	83,345	—	—
Other long-term investments	8,242	300	7,296	646
Total investments	$940,471	$84,208	$855,617	$646

December 31, 2017
U.S. government and agency securities	$92,626	$—	$92,626	$—
Foreign government	2,036	—	2,036	—
States, municipalities and political subdivisions	201,512	—	201,512	—
Public utilities	20,257	—	20,257	—
Corporate securities	287,562	—	287,562	—
Mortgage-backed securities	143,265	—	143,265	—
Asset-backed securities	14,905	—	14,905	—
Redeemable preferred stocks	692	692	—	—
Total fixed maturities	762,855	692	762,163	—
Mutual Funds	31,924	31,924	—	—
Public utilities	1,702	1,702	—	—
Other common stocks	27,902	27,902	—	—
Non-redeemable preferred stocks	1,767	1,767	—	—
Total equity securities	63,295	63,295	—	—
Other long-term investments	8,381	300	7,447	634
Total investments	$834,531	$64,287	$769,610	$634

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

The table below presents the rollforward of our Level 3 investments held at fair value during the six months ended June 30, 2018:

Other Investments
December 31, 2017	$634
Transfers in	—
Partnership income	71
Return of capital	(93)
Unrealized gains in accumulated other comprehensive income	34
June 30, 2018	$646

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended June 30, 2018, we did not transfer any investments between levels. We used unobservable inputs to derive our estimated fair value for Level 3 investments, and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Consolidated Balance Sheets and these investments are currently being accounted for at fair value utilizing a discounted cash flow methodology. The estimated fair value of our investments in the limited partnership interests at June 30, 2018 was $7,942,000. We have fully funded two investments and are still obligated to fund an additional $3,170,000 for the remaining four investments.

The information presented in the table below is as of June 30, 2018:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments	$7,584	$358	$—	$7,942
Certificates of deposit	300	—	—	300
Total other investments	$7,884	$358	$—	$8,242

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

	Fair Value	Valuation		Rate
	Impact	Technique	Unobservable Input	Adjustment
June 30, 2018
DCR VI	$(32)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%

December 31, 2017
DCR VI	$(37)	Discounted cash flow	Discount rate based on D&B paydex scale	2.35%

Portfolio loans

At December 31, 2017, we held commercial portfolio loans of $20,000,000. We believe that making sound loans is a necessary and desirable means of employing funds available for investment. Recognizing our obligation to our stockholders, management is expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. These were short-term collateralized loans (less than one year), which were repaid in full in April 2018, primarily from cash flows of the borrowers.

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

On April 3, 2017, we completed our acquisition of AmCo and its subsidiaries. The transaction was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo. As a result of the mergers, AmCo merged with and into a wholly-owned subsidiary of the Company. The acquisition of AmCo supported our growth strategy and further strengthened our overall position in the commercial property and casualty insurance market. Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and enhanced reinsurance opportunities, is not tax deductible.

The operations of AmCo are included in our Unaudited Consolidated Statements of Comprehensive Income effective April 3, 2017. The final purchase price allocation is as follows:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

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

	Six Months Ended June 30,
	2017
	As	Pro Forma
	Reported	Adjustments	Pro Forma
Revenues	$300,706	$38,096	$338,802
Net income (loss)	11,156	6,712	17,868
Diluted earnings per share	0.35	—	0.42

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2018 and 2017, respectively:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common stockholders	$14,701	$7,257	$23,069	$11,156

Denominator:
Weighted-average shares outstanding	42,648,660	41,799,041	42,615,484	31,691,267
Effect of dilutive securities	141,686	228,972	154,118	223,292
Weighted-average diluted shares	42,790,346	42,028,013	42,769,602	31,914,559

Basic earnings per share	$0.34	$0.17	$0.54	$0.35
Diluted earnings per share	$0.34	$0.17	$0.54	$0.35

See Note 16 of these Notes to Unaudited Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2018	December 31, 2017
Land	$2,114	$2,114
Building and building improvements	6,504	5,695
Computer hardware and software	17,640	18,985
Office furniture and equipment	2,752	3,413
Leasehold improvements	20	—
Total, at cost	29,030	30,207
Less: accumulated depreciation and amortization	(11,288)	(12,916)
Property and equipment, net	$17,742	$17,291

Depreciation and amortization expense under property and equipment was $819,000 and $1,421,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,563,000 and $2,036,000 for the six months ended June 30, 2018 and 2017, respectively.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at June 30, 2018 and December 31, 2017, was $73,045,000. There was no goodwill acquired or disposed of during the three-month or six-month periods ended June 30, 2018.

Using a qualitative assessment, we completed our most recent goodwill impairment testing during the fourth quarter of 2017 and determined that there was no impairment in the value of the asset as of December 31, 2017. No impairment loss in the value of goodwill was recognized during the six months ended June 30, 2018. Additionally, there was no accumulated impairment or accumulated amortization related to goodwill at June 30, 2018 or December 31, 2017.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets:

	June 30, 2018	December 31, 2017
Intangible assets subject to amortization	$30,525	$41,715
Indefinite-lived intangible assets(1)	3,556	3,556
Total	$34,081	$45,271
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2018
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.6	34,661	(8,917)	25,744
Trade names acquired	5.6	6,381	(1,600)	4,781
Total		$83,830	$(53,305)	$30,525

December 31, 2017
Value of business acquired	0.3	$42,788	$(34,335)	$8,453
Agency agreements acquired	8.0	34,661	(6,669)	27,992
Trade names acquired	6.0	6,381	(1,111)	5,270
Total		$83,830	$(42,115)	$41,715

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and six months ended June 30, 2018 and 2017.

Amortization expense of our intangible assets was $1,365,000 and $10,167,000 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense of our intangible assets was $11,190,000 and $11,522,000 for the six months ended June 30, 2018 and 2017, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining 2018	$2,730
2019	5,355
2020	4,267
2021	3,555
2022	3,246
2023	3,246

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

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

Effective June 1, 2018, UPC Insurance, through our wholly-owned insurance subsidiaries ACIC, UPC, FSIC, IIC and BlueLine, entered into reinsurance agreements with private reinsurers and with the Florida State Board of Administration, which administers the Florida Hurricane Catastrophe Fund (FHCF). These agreements provide coverage for catastrophe losses from named or numbered windstorms and earthquakes in all states in which UPC Insurance operates except for the agreement with FHCF, which only provides coverage in Florida against storms that the National Hurricane Center designates as hurricanes.

Highlights of the coverage within these contracts include:

•	Increased frequency and severity protection, with an overall program exhaustion point excess of $3,100,000,000;

◦	Sufficient coverage for approximately a single 1-in-400 year event;

◦	Sufficient coverage for a 1-in-100 year event followed by a 1-in-50 year event in the same season;

•	Lower per occurrence retention levels which include all BlueLine business;

◦	First event retention of $60,000,000 in Florida and $25,000,000 outside of Florida which, as a percentage of the group equity, represents approximately 11% and 4.6%, respectively;

◦	$25,000,000 for second event in all states;

•	Successful completion of Armor Re II CAT Bond providing $100,000,000 of limit on a multi-year basis;

•	Coverage from 41 reinsurers with 93% of the open market limit placed on a fully collateralized basis or with reinsurers having an A+ or better A.M. Best financial strength rating; and

•	Up to $262,500,000 of multi-year limit including the CAT Bond limit.

For the FHCF reimbursement contracts effective June 1, 2018, UPC Insurance has elected a 45% coverage for all its insurance subsidiaries with Florida exposure. We estimate the total mandatory FHCF layer will provide approximately $907,000,000 of aggregate coverage with varying retentions and limits among the three FHCF contracts that all inure to the benefit of the open market coverage secured from private reinsurers.

The $2,185,000,000 of aggregate open market catastrophe reinsurance coverage is structured into multiple layers with a cascading feature that all layers drop down as layers below them are exhausted. Any remaining unused layer protection drops down for subsequent events until exhausted, ensuring there are no potential gaps in coverage up to the $3,100,000,000 program exhaustion point.

Effective January 1, 2018, UPC Insurance, through its wholly-owned insurance subsidiaries UPC, ACIC, IIC and FSIC, renewed the aggregate excess of loss agreement with a private reinsurer. The treaty provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. Under this agreement, we will retain, in the aggregate, 100% of those losses up to 4.75% of the covered companies’ gross earned premium. The reinsurer will then be liable for all losses in excess of 4.75% of the covered companies’ gross earned premium in the aggregate not to exceed $20,000,000 over the term of the treaty. Recoveries under this treaty will be calculated quarterly based on the cumulative gross earned premium. We ceded $20,000,000 of catastrophe losses to this treaty for the six months ended June 30, 2018. Reinsurance recoveries under this agreement may change in future periods as the cumulative subject gross earned premiums and eligible gross catastrophe losses incurred are recognized in subsequent calendar quarters during 2018 in accordance with the terms of the agreement. No allowance has been recorded against the $20,000,000 reinsurance recoverable at June 30, 2018 since future catastrophe losses are inherently unpredictable and cannot be reasonably estimated.

Effective December 31, 2017, UPC Insurance, through our wholly-owned insurance subsidiary UPC, replaced its quota share agreement with private reinsurers. The quota share agreement has a term of 12 months and a cession rate of 20% for all

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

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

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Quota share	$(27,400)	$(27,411)	$(47,972)	$(46,781)
Excess-of-loss	(350,230)	(315,457)	(364,091)	(325,686)
Equipment & identity theft	(2,631)	(2,596)	(4,751)	(4,669)
Flood	(5,568)	(5,369)	(9,239)	(8,760)
Ceded premiums written	$(385,829)	$(350,833)	$(426,053)	$(385,896)
Increase (decrease) in ceded unearned premiums	267,494	248,867	193,668	209,048
Ceded premiums earned	$(118,335)	$(101,966)	$(232,385)	$(176,848)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table:

	2018			2017
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$1,214	0.7%	1	$264	0.2%
All other catastrophe loss events	8	16,126	9.4%	14	21,534	13.5%
Total	9	$17,340	10.1%	15	$21,798	13.7%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$1,214	0.3%	1	$264	0.1%
All other catastrophe loss events	16	22,443	6.7%	14	32,146	12.0%
Total	17	$23,657	7.0%	15	$32,410	12.1%
(1) Incurred loss and LAE (as defined below) is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

We collected cash recoveries under our reinsurance agreements totaling $151,526,000 and $18,081,000 for the three month periods ended June 30, 2018 and 2017, respectively, and $274,038,000 and $20,565,000 for the six-month periods ended June 30, 2018 and 2017, respectively.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $399,000 and $303,000 for the three-month periods ended June 30, 2018 and 2017, respectively, and $787,000 and $597,000 for the six-month periods ended June 30, 2018 and 2017, respectively.

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the six months ended June 30, 2018 and 2017 on a GAAP basis:

	June 30,
	2018	2017
Balance at January 1	$482,232	$140,855
Less: reinsurance recoverable on unpaid losses	305,673	18,724
Net balance at January 1	$176,559	$122,131

Acquisition of AmCo reserves (net of reinsurance recoverables of $19,945)	—	40,583

Incurred related to:
Current year	167,392	152,061
Prior years	(1,551)	(1,790)
Total incurred	$165,841	$150,271
Paid related to:
Current year	83,297	91,732
Prior years	92,937	69,878
Total paid	$176,234	$161,610

Net balance at June 30	$166,166	$151,375
Plus: reinsurance recoverable on unpaid losses	266,265	53,319
Balance at June 30	$432,431	$204,694

Composition of reserve for unpaid losses and LAE:
Case reserves	$230,926	$94,608
IBNR reserves	201,505	110,086
Balance at June 30	$432,431	$204,694

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the favorable development experienced at June 30 2018 and 2017, respectively, was primarily the result of the incurrence of fewer losses than expected, as compared to those same periods in the 2017 and 2016 accident years.

10)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of June 30, 2018 and December 31, 2017:

		Effective Interest Rate	Carrying Value at
	Maturity		June 30, 2018	December 31, 2017
$150M Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	2.77%	9,412	10,000
BB&T Term Note Payable	May 26, 2031	3.63%	4,478	4,651
Total long-term debt			$163,890	$164,651

$150M Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of senior notes (the $150M senior notes) that will mature in 10 years and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The $150M senior notes are senior unsecured obligations of the Company. We may redeem the $150M senior notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to September 15, 2027. On or after that date, we may redeem the $150M senior notes at par.

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

Financial Covenants

The $150M senior notes, SBA note and BB&T note contain representations and warranties, conditions and covenants. If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. At June 30, 2018, we were in compliance with all covenants as specified in the $150M senior notes, SBA note and BB&T note. Refer to Part I; Item 2 for additional information regarding our financial covenants.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the six months ended June 30, 2018:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

	2018	2017
Balance at January 1,	$3,287	$549
Additions	63	—
Amortization	(178)	(57)
Balance at June 30,	$3,172	$492

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

At June 30, 2018, we were not involved in any material non-claims-related legal actions.

See Note 10 of these Notes to Unaudited Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 12 of these Notes to Unaudited Consolidated Financial Statements for information regarding commitments related to regulatory actions.

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries, UPC and ACIC, are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At June 30, 2018, and during the three and six months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. In March 2018, we received a recoupable assessment for $570,000 from the Texas Fair Plan Association. We did not receive any additional significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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
June 30, 2018

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three and six months ended June 30, 2018, our combined recorded statutory net income was $16,546,000 and $25,538,000, respectively. For the three and six months ended June 30, 2017, our combined recorded statutory net income (loss) was $(507,000) and $4,590,000, respectively.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At June 30, 2018, we have met these requirements. The amount of surplus as regards policyholders for our regulated entities at June 30, 2018 and December 31, 2017, was $410,307,000 and $389,384,000, respectively.

13)    RELATED PARTY TRANSACTIONS

One of our executive officers, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the three months ended June 30, 2018 and 2017, Groelle & Salmon, PA billed us approximately $717,000 and $775,000, respectively. During the six months ended June 30, 2018 and 2017, Groelle & Salmon, PA billed us approximately $1,425,000 and $1,643,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $359,000 and $388,000, for the three months ended June 30, 2018 and 2017, respectively, and approximately $713,000 and $822,000, for the six months ended June 30, 2018 and 2017, respectively.

AmRisc, a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Vice Chairman of our Board of Directors (Board), beneficially owns approximately 7.7% of AmRisc and is also the Chief Executive Officer of AmRisc.
In accordance with the managing general agent underwriting contract with AmRisc, we recorded $127,757,000 and $221,763,000 of gross written premiums for the three and six month periods ended June 30, 2018, respectively, and $110,310,000 for the three month period ended June 30, 2017, resulting in fees and commission (including a profit commission) of $34,737,000 and $59,166,000, for the three and six month periods ended June 30, 2018, respectively, and $16,823,000 for

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

the three month period ended June 30, 2017, due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $1,805,000 and $3,366,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three and six month periods ended June 30, 2018, respectively, and $1,772,000 for the three month period ended June 30, 2017. We also incurred $5,000 and $9,000, respectively, during the three and six month periods ended June 30, 2018, respectively, and $16,000 for the three month period ended June 30, 2017, for rent under a sublease agreement with AmRisc.
Net premiums receivable (net of commissions) of $67,842,000 were due from AmRisc as of June 30, 2018. These premiums were paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

14)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Unaudited Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2017	$12,044	$(2,823)	$9,221
Reclassification adjustment for adoption of ASU 2016-01(1)	(12,300)	2,962	(9,338)
Adjusted balance at January 1, 2018	(256)	139	(117)

Changes in net unrealized gains on investments	(15,052)	3,506	(11,546)
Reclassification adjustment for realized gains	227	(57)	170
June 30, 2018	$(15,081)	$3,588	$(11,493)
(1) Reflects the fair value changes on equity securities as of December 31, 2017, which are reclassified under the new accounting guidance. Refer to Note 2 in these Notes to Unaudited Consolidated Financial Statements for further information.

15)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands except per share amounts):

	Six Months Ended June 30,
	2018		2017
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,565	$0.06	$1,301
Second Quarter	$0.06	$2,565	$0.06	$2,561

See Note 16 in these Notes to Unaudited Consolidated Financial Statements for information regarding stock-based compensation activity.

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

We granted 76,250 and 86,210 shares of restricted common stock during the three and six month periods ended June 30, 2018, respectively, which had a weighted-average grant date fair value of $19.72 and $19.70 per share, respectively. We granted 65,000 and 155,122 shares of restricted common stock during the three and six month periods ended June 30, 2017, respectively, which had weighted-average grant date fair values of $14.91 and $15.57 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	212,094	$16.44
Granted	86,210	19.70
Less: Forfeited	17,077	18.07
Less: Vested	136,183	16.38
Outstanding as of June 30, 2018	145,044	$18.24

We had approximately $841,000 of unrecognized stock compensation expense at June 30, 2018 related to non-vested stock-based compensation granted, which we expect to recognize over the next three years. We recognized $240,000 and $488,000 of stock-based compensation expense during the three and six month periods ended June 30, 2018, respectively. We recognized $410,000 and $786,000 of stock-based compensation expense during the three and six month periods ended June 30, 2017, respectively.

We had approximately $1,285,000 of unrecognized director stock-based compensation expense at June 30, 2018 related to non-vested director stock-based compensation granted, which we expect to recognize ratably until vesting one year after the date of grant. We recognized $322,000 and $561,000 of director stock-based compensation expense during the three and six month periods ended June 30, 2018, respectively. We recognized $242,000 and $508,000 of stock-based compensation expense during the three and six month periods ended June 30, 2017, respectively.

17)    SUBSEQUENT EVENTS

On July 30, 2018, our Board declared a $0.06 per share quarterly cash dividend payable on August 20, 2018, to stockholders of record on August 13, 2018.

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

Our Company’s primary source of revenue is generated from writing insurance in Connecticut, Florida, Georgia, Hawaii,
Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina and Texas. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

We have historically grown our business through strong organic growth complemented by strategic acquisitions, including our acquisition of AmCo Holding Company (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC in February 2015. As a result of these acquisitions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 14.1% from 488,574 policies in-force at June 30, 2017 to 557,523 policies in-force at June 30, 2018.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expense (LAE). During the third quarter of 2017, Hurricane Harvey made landfall in Texas and Hurricane Irma made landfall in Florida. In 2017, we retained $83,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable as a result of hurricanes. During the six months ended June 30, 2018, we increased our loss and LAE reserve as a result of development trends from Hurricane Irma that indicated our ultimate gross loss estimate should be increased. There was no net change or impact to our second quarter 2018 results as a result of this reserve re-estimation as it was 100% ceded under our catastrophe reinsurance program.

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

UNITED INSURANCE HOLDINGS CORP.

2018 Highlights

($ in thousands, except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Gross premiums written	$384,662	$352,347	$664,279	$521,189
Gross premiums earned	289,641	261,584	568,591	443,649
Net premiums earned	171,306	159,618	336,206	266,801
Total revenues	183,148	178,073	355,201	300,706
Earnings before income tax	19,332	12,650	31,047	18,588
Consolidated net income	14,701	7,257	23,069	11,156
Net income per diluted share	$0.34	0.17	$0.54	0.35

Reconciliation of net income to core income:
Plus: Merger expenses	$—	$6,743	$—	$6,894
Plus: Non-cash amortization of intangible assets	1,972	11,395	12,386	13,189
Less: Realized losses on investment portfolio	(438)	(132)	(227)	(483)
Less: Unrealized gains (losses) on equity securities	1,381	—	(1,063)	—
Less: Net tax impact (1)	257	6,395	3,419	7,198
Core income(2)	15,473	19,133	33,326	24,524
Core income per diluted share(2)	$0.36	$0.46	$0.78	$0.77

Book value per share			$12.72	12.39
(1) In order to reconcile the net income to the core income measure, we included the tax impact of all adjustments using the effective rate at the end of each period.
(2) Core income, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net income, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
Gross premiums written	$384,662	$352,347	$664,279	$521,189
Change in gross unearned premiums	(95,021)	(90,763)	(95,688)	(77,540)
Gross premiums earned	289,641	261,584	568,591	443,649
Ceded premiums earned	(118,335)	(101,966)	(232,385)	(176,848)
Net premiums earned	171,306	159,618	336,206	266,801
Investment income	7,091	4,637	12,777	7,588
Net realized investment gains (losses)	(438)	(132)	(227)	(483)
Net unrealized loss on equity securities	1,381	—	(1,063)	—
Other revenue	3,808	13,950	7,508	26,800
Total revenue	183,148	178,073	355,201	300,706
EXPENSES:
Losses and loss adjustment expenses	88,595	86,938	165,841	150,271
Policy acquisition costs	50,454	43,320	99,516	78,756
Operating expenses	9,682	6,257	18,000	12,129
General and administrative expenses	12,643	28,176	35,968	39,509
Interest expense	2,458	752	4,916	1,511
Total expenses	163,832	165,443	324,241	282,176
Income before other income	19,316	12,630	30,960	18,530
Other income	16	20	87	58
Income before income taxes	19,332	12,650	31,047	18,588
Provision for income taxes	4,631	5,393	7,978	7,432
Net income	$14,701	$7,257	$23,069	$11,156
Net income per diluted share	$0.34	$0.17	$0.54	$0.35
Book value per share			$12.72	$12.39
Return on equity based on trailing twelve months GAAP net income			4.2%	3.5%
Loss ratio, net (1)	51.7%	54.5%	49.3%	56.3%
Expense ratio (2)	42.5%	48.7%	45.7%	48.9%
Combined ratio (CR) (3)	94.2%	103.2%	95.0%	105.2%
Effect of current year catastrophe losses on CR	10.1%	13.7%	7.0%	12.1%
Effect of prior year development on CR	(0.5)%	(0.8)%	(0.5)%	(0.7)%
Effect of ceding commission income on CR (4)	—%	6.6%	—%	7.5%
Underlying combined ratio (5)	84.6%	83.7%	88.5%	86.3%
(1) Loss ratio, net is calculated as losses and LAE, net of losses ceded to reinsurers, relative to net premiums earned.
(2) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned.
(3) Combined ratio is the sum of the loss ratio, net and the expense ratio, net.
(4) For the six months ended June 30, 2018, we presented $20,674,000 of ceding commissions earned as a $4,498,000 decrease to ceded earned premium and a $16,175,000 decrease in policy acquisition costs, which reduced other revenue and removed the distortive impact to our underlying combined ratio. For the three months ended June 30, 2018, we presented $10,375,000 of ceding commissions earned as a $2,273,000 decrease to ceded earned premium and an $8,102,000 decrease in policy acquisition costs.
(5) Underlying combined ratio, a measure that is not based on GAAP, is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months

UNITED INSURANCE HOLDINGS CORP.

ended June 30, 2018, we reassessed our critical accounting policies and estimates as disclosed in Note 1 to the Notes to Unaudited Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2017; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2018 as described in Note 2 in the Notes to Unaudited Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2018 COMPARED TO DECEMBER 31, 2017

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our cash, cash equivalents and investment portfolio totaled $1,182,670,000 at June 30, 2018, compared to $1,130,806,000 at December 31, 2017.

The following table summarizes our investments, by type:

	June 30, 2018		December 31, 2017
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$88,481	7.5%	$92,626	8.2%
Foreign government	2,978	0.3%	2,036	0.2%
States, municipalities and political subdivisions	159,815	13.5%	201,512	17.8%
Public utilities	25,171	2.1%	20,257	1.8%
Corporate securities	284,328	24.0%	287,562	25.4%
Mortgage-backed securities	207,646	17.6%	143,265	12.7%
Asset-backed securities	79,778	6.7%	14,905	1.3%
Redeemable preferred stocks	685	0.1%	692	0.1%
Total fixed maturities	848,882	71.8%	762,855	67.5%
Mutual funds	47,560	4.0%	31,924	2.8%
Public utilities	2,243	0.2%	1,702	0.2%
Other common stocks	31,801	2.7%	27,902	2.5%
Non-redeemable preferred stocks	1,741	0.1%	1,767	0.2%
Total equity securities	83,345	7.0%	63,295	5.7%
Other long-term investments	8,242	0.7%	8,381	0.7%
Portfolio loans	—	—%	20,000	1.8%
Total investments	940,469	79.5%	854,531	75.7%
Cash and cash equivalents	208,675	17.7%	229,556	20.2%
Restricted cash	33,526	2.8%	46,719	4.1%
Total cash, cash equivalents, restricted cash and investments	$1,182,670	100.0%	$1,130,806	100.0%

We classify all of our fixed maturity investments as available-for-sale. Our investments at June 30, 2018 and December 31, 2017 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities

UNITED INSURANCE HOLDINGS CORP.

of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At June 30, 2018, approximately 87.5% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 12.5% were corporate bonds rated “BBB” or "BB".

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

During the second quarter of 2018, we placed our reinsurance program for the 2018 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $3,100,000,000. The contracts reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms and tornadoes. The agreements are effective as of June 1, 2018, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund.

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

Excluding our business for which we cede 100% of the risk of loss, reinsurance costs in the second quarter of 2018 were 38.8% of our gross premiums earned, compared to 37.1% of gross premiums earned for the second quarter of 2017. The increase in this ratio was driven primarily by the increased coverage purchased for our 2018-19 combined catastrophe reinsurance program.

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

Unpaid losses and LAE totaled $432,431,000 and $482,232,000 as of June 30, 2018 and December 31, 2017, respectively. The balance has decreased from year end as a result of reduced losses incurred from both weather-related and non weather-related activity and from the payment of claims during the first six months of 2018 compared to the same period in 2017.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

Net income for the three months ended June 30, 2018 increased $7,444,000, or 102.7%, to $14,701,000 for the second quarter of 2018 from $7,257,000 for the same period in 2017. The increase in net income was primarily due to the increase in gross premiums earned and the decrease in amortization and merger expenses during the second quarter of 2018 compared to the second quarter of 2017.

Revenue

Our gross written premiums increased $32,315,000, or 9.2%, to $384,662,000 for the second quarter ended June 30, 2018 from $352,347,000 for the same period in 2017, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2018	2017	Change
Direct Written and Assumed Premium by Region (1)
Florida	$204,885	$199,736	$5,149
Gulf	59,022	56,622	2,400
Northeast	47,346	40,842	6,504
Southeast	28,433	25,088	3,345
Total direct written premium by region	339,686	322,288	17,398
Assumed premium (2)	44,976	30,059	14,917
Total gross written premium by region	$384,662	$352,347	$32,315

Gross Written Premium by Line of Business
Personal property	$256,910	$235,132	$21,778
Commercial property	127,752	117,215	10,537
Total gross written premium by line of business	$384,662	$352,347	$32,315
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2018 and 2017 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended June 30,
New and Renewal Policies by Region (1)	2018	2017	Change
Florida	74,646	70,098	4,548
Gulf	36,816	35,326	1,490
Northeast	36,155	30,924	5,231
Southeast	24,920	21,233	3,687
Total	172,537	157,581	14,956
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended June 30, 2018 decreased $1,611,000, or 1.0%, to $163,832,000 for the second quarter of 2018 from $165,443,000 for the same period in 2017. The decrease in expenses was primarily due to decreased general and administrative expenses resulting from amortization costs related to the merger with AmCo that applied during the second quarter of 2017 but were fully amortized at the end of the first quarter of 2018. This decrease was offset by an increase in losses, policy acquisition costs and operating costs as explained below, as well as interest expenses due to the senior notes issued in December 2017. The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2018	2017	Change
Net loss and LAE	$88,595	$86,938	$1,657
% of Gross earned premiums	30.6%	33.2%	(2.6) pts
% of Net earned premiums	51.7%	54.5%	(2.8) pts
Less:
Current year catastrophe losses	$17,340	$21,798	$(4,458)
Prior year reserve (favorable) development	(870)	(1,264)	394
Underlying loss and LAE (1)	$72,125	$66,404	$5,721
% of Gross earned premiums	24.9%	25.4%	(0.5) pts
% of Net earned premiums	42.1%	41.6%	0.5 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratio and underlying expense ratios are shown below.

	Three Months Ended June 30,
	2018	2017	Change
Policy acquisition costs	$50,454	$43,320	$7,134
Operating and underwriting	9,682	6,257	3,425
General and administrative	12,643	28,176	(15,533)
Total Operating Expenses	$72,779	$77,753	$(4,974)
% of Gross earned premiums	25.1%	29.7%	(4.6) pts
% of Net earned premiums	42.5%	48.7%	(6.2) pts
Less:
Ceding commission income (1)	$—	$10,562	(10,562)
Underlying expense (2)	$72,779	$67,191	$5,588
% of Gross earned premiums	25.1%	25.7%	(0.6) pts
% of Net earned premiums	42.5%	42.1%	0.4 pts
(1) For the three months ended June 30, 2018, we presented $10,675,000 of ceding commissions earned as a $2,273,000 decrease to ceded earned premium and a $8,102,000 decrease in policy acquisition costs, which reduced other revenue and removed the distortive impact to our underlying expense ratio.
(2) Underlying expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

Loss and LAE increased $1,657,000, or 1.9%, to $88,595,000 for the second quarter of 2018 from $86,938,000 for the second quarter of 2017. Loss and LAE expense as a percentage of net earned premiums decreased 2.8 points to 51.7% for the second quarter of 2018, compared to 54.5% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2018 was 24.9%, a decrease of 0.5 points from 25.4% during the second quarter of 2017.

Policy acquisition costs increased $7,134,000, or 16.5%, to $50,454,000 for the second quarter of 2018 from $43,320,000 for the second quarter of 2017. The primary driver of the increase in costs was the managing general agent fees related to AmCo

UNITED INSURANCE HOLDINGS CORP.

commercial premiums along with agent commissions which were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating and underwriting expenses increased $3,425,000, or 54.7%, to $9,682,000 for the second quarter of 2018 from $6,257,000 for the second quarter of 2017, primarily due to increased costs related to incurred expenses for software tools and agent incentive costs.

General and administrative expenses decreased $15,533,000, or 55.1%, to $12,643,000 for the second quarter of 2018 from $28,176,000 for the second quarter of 2017, primarily due to amortization costs related to the merger with AmCo during the second quarter of 2017 that were fully expensed at the end of the first quarter of 2018 as well as merger expenses that were incurred during the second quarter of 2017.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

Net income for the six months ended June 30, 2018 increased $11,916,000, or 106.8%, to $23,069,000 from $11,156,000 for the same period in 2017. The increase in net income was primarily due to increases in gross premiums earned for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 with the inclusion of six months of premium for AmCo in 2018 compared to three months of premium in 2017. In addition, we incurred approximately $7,000,000 in merger expenses in 2017 that were non-recurring in 2018.

Revenue

Our gross written premiums increased $143,090,000, or 27.5%, to $664,279,000 for the six months ended June 30, 2018 from $521,189,000 for the same period in 2017, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2018	2017	Change
Direct Written and Assumed Premium by Region (1)
Florida	$362,837	$275,100	$87,737
Gulf	103,819	97,400	6,419
Northeast	82,238	71,979	10,259
Southeast	51,320	45,280	6,040
Total direct written premium by region	600,214	489,759	110,455
Assumed premium (2)	64,065	31,430	32,635
Total gross written premium by region	$664,279	$521,189	$143,090

Gross Written Premium by Line of Business
Personal property	$442,535	$400,005	$42,530
Commercial property	221,744	121,184	100,560
Total gross written premium by line of business	$664,279	$521,189	$143,090
(1) Each region is comprised of the following states: Gulf includes Hawaii, Louisiana and Texas; Northeast includes Connecticut, Massachusetts, New Jersey, New York and Rhode Island' and Southeast includes Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2018 and 2017 is primarily commercial property business assumed from unaffiliated insurers.

	Six Months Ended June 30,
New and Renewal Policies By Region (1)	2018	2017	Change
Florida	128,052	115,452	12,600
Gulf	66,880	62,631	4,249
Northeast	63,335	54,219	9,116
Southeast	44,830	38,189	6,641
Total	303,097	270,491	32,606

UNITED INSURANCE HOLDINGS CORP.

(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.
Expenses

Expenses for the six months ended June 30, 2018 increased $42,065,000, or 14.9%, to $324,241,000 from $282,176,000 for the same period in 2017. The increase in expenses was primarily due to the change in presentation of ceding commission income in 2018 from other revenue to policy acquisition costs. The calculations of our loss ratios and underlying loss ratios are shown below.

	Six Months Ended June 30,
	2018	2017	Change
Net Loss and LAE	$165,841	$150,271	$15,570
% of Gross earned premiums	29.2%	33.9%	(4.7) pts
% of Net earned premiums	49.3%	56.3%	(7.0) pts
Less:
Current year catastrophe losses	$23,657	$32,410	$(8,753)
Prior year reserve (favorable) development	(1,551)	(1,790)	239
Underlying loss and LAE (1)	$143,735	$119,651	$24,084
% of Gross earned premiums	25.3%	27.0%	(1.7) pts
% of Net earned premiums	42.8%	44.8%	(2.0) pts
(1) Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios and underlying expense ratios are shown below.

	Six Months Ended June 30,
	2017	2016	Change
Policy acquisition costs	$99,516	$78,756	$20,760
Operating and underwriting	18,000	12,129	5,871
General and administrative	35,968	39,509	(3,541)
Total Operating Expenses	$153,484	$130,394	$23,090
% of Gross earned premiums	27.0%	29.4%	(2.4) pts
% of Net earned premiums	45.7%	48.9%	(3.2) pts
Less:
Ceding commission income (1)	$—	$20,094	$(20,094)
Underlying expense (2)	$153,484	$110,300	$43,184
% of Gross earned premiums	27.0%	24.9%	2.1 pts
% of Net earned premiums	45.7%	41.5%	4.2 pts
(1) For the six months ended June 30, 2018, we presented $20,674,000 of ceding commissions earned as a $4,498,000 decrease to ceded earned premium and a $16,175,000 decrease in policy acquisition costs, which reduced other revenue and removed the distortive impact to our underlying expense ratio
(2) Underlying Expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

Loss and LAE increased $15,570,000, or 10.4%, to $165,841,000 for the six months ended June 30, 2018 from $150,271,000 for the same period in 2017. Loss and LAE expense as a percentage of net earned premiums decreased 7.0 points to 49.3% for the year, compared to 56.3% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2018, was 25.3%, a decrease of 1.7 points from 27.0% during the six months ended June 30, 2017.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs increased $20,760,000, or 26.4%, to $99,516,000 for the six months ended June 30, 2018 from $78,756,000 for the same period in 2017. The primary driver of the increase was the result of the reclassification of ceding commission income from other revenue to policy acquisition costs in 2018.

Operating expenses increased $5,871,000, or 48.4%, to $18,000,000 for the six months ended June 30, 2018 from $12,129,000 for the same period in 2017, primarily due to increased costs related to the Company's ongoing growth, incurred expenses related to software and costs related assessments.

General and administrative expenses decreased $3,541,000, or 9.0%, to $35,968,000 for the six months ended June 30, 2018 from $39,509,000 for the same period in 2017, primarily due to non-recurring merger expenses and amortization costs related to the merger with AmCo which occurred during the six months ended June 30, 2017.

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

During the six month periods ended June 30, 2018 and 2017, we did not make any capital contributions to our insurance subsidiaries. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

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

Financial Covenants

$150M Senior Notes - Our $150M senior notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is

UNITED INSURANCE HOLDINGS CORP.

secured by a lien on the voting stock of any significant subsidiary without selling the $150M senior notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At June 30, 2018, we were in compliance with the covenants in the $150M senior notes.

Florida State Board of Administration Note Payable - Our $20,000,000, 20-year note payable to the Florida State Board of Administration (the SBA note) requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate (as defined in the SBA note agreement) which was 2.85% at the end of June 2018. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which was 2.77% at the end of June 2018. Our SBA note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2018, we were in compliance with the covenants in the SBA note.

BB&T Term Note Payable - Our $5,200,000, 15-year term note payable to the Branch Banking & Trust Company (the BB&T note) requires that, at all times while there has been no losses from our insurance subsidiaries' operations (non-recurring losses), we will maintain a minimum Cash Flow Coverage ratio of 1.2:1. The Cash Flow Coverage ratio is defined as our cash flow to debt services. This ratio will be tested annually, based on UPC Insurance's audited financial statements. For the one-year period following a non-recurring loss, UPC Insurance is required to maintain a minimum Cash Flow Coverage ratio of 1.0:1. This covenant will only be effective if the pre non-recurring losses test is failed, and is only available and effective for one annual test period. Thereafter, the non-recurring loss Cash Flow Coverage Ratio of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2017, we were in compliance with the covenants in the BB&T note.

In addition, the BB&T note requires that we establish and maintain with BB&T at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At June 30, 2018, we were in compliance with the covenants in the BB&T note.

Cash Flows for the six months ended June 30, 2018 and 2017 (in millions)

Operating Activities

The principal cash inflows from our operating activities come from premium collections, reinsurance recoveries and investment income. The principal cash outflows from our operating activities are the result of claims and related costs, reinsurance premiums, policy acquisition costs and salaries and employee benefits. A primary liquidity concern with respect to these cash flows is the risk of large magnitude catastrophe events.

UNITED INSURANCE HOLDINGS CORP.

During the six months ended June 30, 2018, operating assets and liabilities were impacted by the continued settlement of catastrophe losses associated with Hurricanes Harvey and Irma, each of which occurred during the second half of 2017. Reinsurance recoverables on paid and unpaid losses increased during the six months ended June 30, 2018. We expect that a comparable increase in cash inflows related to reinsurance recoveries in the near future will largely offset any cash outflows from the payment of losses. The reinsurance payable also increased as we entered into our contract for the 2018-2019 catastrophe reinsurance program.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the six months ended June 30, 2017, we had an increase of $95,284,000 in cash provided by investing activities as the result of the merger with AmCo that did not occur during the six months ended June 30, 2018.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the six months ended June 30, 2017, we had an increase of $15,682,000 in cash used in financing activities as the result of bank overdrafts that did not occur in the six months ended June 30, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2018, we did not have any off-balance-sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017. We had no material changes in our market risk during the six months ended June 30, 2018.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to previously disclosed material weaknesses in internal control over financial reporting as discussed below. These material weakness were identified and discussed in Part II, Item 9A of our Form 10-K for the year ended December 31, 2017.

Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

We identified the following material weaknesses in the operation of our internal control over financial reporting as previously disclosed in our 2017 Form 10-K:

UNITED INSURANCE HOLDINGS CORP.

•
A failure of the operating effectiveness of a monitoring control designed to ensure that the Company obtains evidence of the design and operating effectiveness of the general information technology controls intended to prevent unauthorized system access and inappropriate change management to two third-party service organization's professional services systems and information contained within.

•
We did not maintain effective accounting policies and procedural controls over the financial reporting for income taxes, acquisition purchase accounting and investments to ensure accurate and consistent financial reporting in accordance with GAAP.

Remediation Plans

Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness previously identified in the Form 10-K for the period ended December 31, 2017. These plans include implementing effective controls over third-party systems and working with the providers to receive timely Service Organization Control reports in the future, as well as focusing on the accounting and disclosure for unusual and complex transactions, while augmenting existing staff with additional skilled accounting resources and strengthening the review process to improve the operation of financial reporting and corresponding internal controls. These new controls and procedures are in the process of being implemented and will be tested in connection with audit procedures for the year ending December 31, 2018. Until management has tested the remediation and concluded that the controls are operating effectively as designed, the material weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting

Except for the material weakness remediation efforts identified above, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2018.

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

At June 30, 2018, we were not involved in any material non-claims-related legal actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six months ended June 30, 2018, we did not sell any unregistered equity securities or repurchase any of our equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

August 3, 2018	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

August 3, 2018	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)