Form 10-Q
period 2018-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2018-11-07
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Commission File Number 001-35761
_____________________
United Insurance Holdings Corp.
(Exact name of Registrant as specified in its charter)
  _______________________

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)
800 2nd Avenue S
St. Petersburg, Florida 33701
(Address, including zip code, of principal executive offices)
727-895-7737
(Registrant's telephone number, including area code)
 _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 2, 2018, 42,984,578 shares of common stock, par value $0.0001 per share, were outstanding.

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $854,640 and $763,434, respectively)	$836,390	$762,855
Equity securities	93,092	63,295
Other investments (amortized cost of $8,069 and $8,057, respectively)	8,330	8,381
Portfolio loans	—	20,000
Total investments	$937,812	$854,531
Cash and cash equivalents	240,950	229,556
Restricted cash	65,131	46,719
Total cash, cash equivalents and restricted cash	$306,081	$276,275
Accrued investment income	5,771	5,577
Property and equipment, net	16,583	17,291
Premiums receivable, net	78,417	75,275
Reinsurance recoverable on paid and unpaid losses	433,554	395,774
Prepaid reinsurance premiums	319,916	201,904
Goodwill	73,045	73,045
Deferred policy acquisition costs	105,764	103,882
Intangible assets	32,716	45,271
Other assets	12,570	11,096
Total Assets	$2,322,229	$2,059,921
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$528,842	$482,232
Unearned premiums	643,540	555,873
Reinsurance payable	297,173	149,117
Payments outstanding	50,789	41,786
Accounts payable and accrued expenses	52,100	46,594
Other liabilities	40,199	85,830
Notes payable	160,708	161,364
Total Liabilities	$1,773,351	$1,522,796
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,034,270 and 42,965,137 issued, respectively; 42,910,579 and 42,753,054 outstanding, respectively	4	4
Additional paid-in capital	388,820	387,145
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	(13,702)	9,221
Retained earnings	154,186	141,186
Total shareholders' equity attributable to United Insurance Holdings Corp. (UIHC) shareholders	$528,877	$537,125
Noncontrolling interests (NCI)	20,001	—
Total Stockholders' Equity	$548,878	$537,125
Total Liabilities and Stockholders' Equity	$2,322,229	$2,059,921
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUE:
Gross premiums written	$295,935	$267,219	$960,214	$788,408
Change in gross unearned premiums	8,021	782	(87,667)	(76,758)
Gross premiums earned	303,956	268,001	872,547	711,650
Ceded premiums earned	(132,626)	(115,507)	(365,011)	(292,355)
Net premiums earned	171,330	152,494	507,536	419,295
Investment income	6,888	4,901	19,665	12,489
Net realized investment losses	(447)	(71)	(674)	(554)
Net unrealized gains on equity securities	6,109	—	5,046	—
Other revenue	3,772	13,804	11,280	40,604
Total revenue	187,652	171,128	542,853	471,834
EXPENSES:
Losses and loss adjustment expenses	120,552	143,127	286,393	293,398
Policy acquisition costs	54,200	46,546	153,716	125,302
Operating expenses	10,976	6,891	28,976	19,020
General and administrative expenses	15,358	19,316	51,326	58,825
Interest expense	2,455	771	7,371	2,282
Total expenses	203,541	216,651	527,782	498,827
Income (loss) before other income	(15,889)	(45,523)	15,071	(26,993)
Other income	19	36	106	94
Income (loss) before income taxes	(15,870)	(45,487)	15,177	(26,899)
Provision for income taxes	(4,163)	(17,475)	3,815	(10,043)
Net income (loss)	$(11,707)	$(28,012)	$11,362	$(16,856)
Less: Net income attributable to noncontrolling interests	$1	$—	$1	$—
Net income (loss) attributable to UIHC	$(11,708)	$(28,012)	$11,361	$(16,856)
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(3,354)	2,672	(30,706)	10,509
Reclassification adjustment for net realized investment losses	447	71	674	554
Income tax benefit (expense) related to items of other comprehensive income	699	(1,050)	7,110	(4,207)
Total comprehensive loss	$(13,915)	$(26,319)	$(11,560)	$(10,000)
Less: Comprehensive income attributable to NCI	1	—	1	—
Comprehensive loss attributable to UIHC	$(13,916)	$(26,319)	$(11,561)	$(10,000)

Weighted average shares outstanding
Basic	42,677,893	42,524,400	42,636,515	35,341,994
Diluted	42,677,893	42,741,004	42,791,208	35,563,032

Earnings available to UIHC common shareholders per share
Basic	$(0.27)	$(0.66)	$0.27	$(0.48)
Diluted	$(0.27)	$(0.66)	$0.27	$(0.47)

Dividends declared per share	$0.06	$0.06	$0.18	$0.18
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2016	21,646,614	2	99,353	(431)	822	141,581	241,327	—	241,327
Net income	—	—	—	—	—	(16,856)	(16,856)	—	(16,856)
Other comprehensive income	—	—	—	—	6,856	—	6,856	—	6,856
Stock Compensation	138,035	—	1,931	—	—	—	1,931	—	1,931
Issuance of common stock	20,956,355	2	274,382	—	—	—	274,384	—	274,384
Cash dividends on common stock	—	—	—	—	—	(6,426)	(6,426)	—	(6,426)
September 30, 2017	42,741,004	$4	$375,666	$(431)	$7,678	$118,299	$501,216	$—	$501,216

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2017	42,753,054	4	387,145	(431)	9,221	141,186	537,125	—	537,125
Net income	—	—	—	—	—	11,361	11,361	1	11,362
Other comprehensive income	—	—	—	—	(22,923)	—	(22,923)	—	(22,923)
Reclassification due to adoption of ASU 2016-01	—	—	—	—	—	9,338	9,338	—	9,338
Stock Compensation	157,525	—	1,675	—	—	—	1,675	—	1,675
Cash dividends on common stock	—	—	—	—	—	(7,699)	(7,699)	—	(7,699)
Net increase due to new subsidiary	—	—	—	—	—	—	—	20,000	20,000
September 30, 2018	42,910,579	$4	$388,820	$(431)	$(13,702)	$154,186	$528,877	$20,001	$548,878

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$11,362	$(16,856)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	16,192	24,206
Bond amortization and accretion	3,822	3,663
Net realized losses on investments	674	554
Net unrealized gains on equity securities	(5,046)	—
Provision for uncollectable premiums	112	205
Deferred income taxes, net	3,232	380
Stock based compensation	1,675	1,931
Changes in operating assets and liabilities:
Accrued investment income	(194)	(183)
Premiums receivable	(3,254)	98
Reinsurance recoverable on paid and unpaid losses	(37,780)	(445,090)
Prepaid reinsurance premiums	(118,012)	(130,013)
Deferred policy acquisition costs, net	(1,882)	(35,841)
Other assets	(1,473)	(12,354)
Unpaid losses and loss adjustment expenses	46,610	480,777
Unearned premiums	87,667	76,758
Reinsurance payable	148,056	119,471
Payments outstanding	—	165
Accounts payable and accrued expenses	5,506	10,492
Other liabilities	(44,715)	5,974
Net cash provided by operating activities	$112,552	$84,337
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of investments	176,019	106,150
Purchases of investments	(276,483)	(136,319)
Proceeds from acquisition	—	95,284
Cost of property, equipment and capitalized software acquired	(2,675)	(4,243)
Net cash provided by (used in) investing activities	$(103,139)	$60,872
FINANCING ACTIVITIES
Investment in subsidiary - NCI	20,000	—
Repayments of borrowings	(849)	(1,142)
Payments of debt issuance costs	(62)	—
Dividends	(7,699)	(6,426)
Outstanding checks in excess of funds on deposit	9,003	(8,061)
Net cash provided by (used in) financing activities	$20,393	$(15,629)
Increase in cash, cash equivalents and restricted cash	29,806	129,580
Cash, cash equivalents and restricted cash at beginning of period	276,275	150,688
Cash, cash equivalents and restricted cash at end of period	$306,081	$280,268
Supplemental Cash Flows Information
Interest paid	$4,990	$2,001
Income taxes paid	$4,673	$4,206
Non-cash transactions
Issuance of common stock	$—	$274,384
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes and services residential and commercial property and casualty insurance policies using a network of agents, four wholly-owned insurance subsidiaries, and one majority-owned insurance subsidiary. Our largest insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our four other insurance subsidiaries are Family Security Insurance Company, Inc. (FSIC), acquired via merger on February 3, 2015, Interboro Insurance Company (IIC), acquired via merger on April 29, 2016, American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017, and Journey Insurance Company (JIC). See Note 4 in these Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding acquisitions. JIC was formed in strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited on August 30, 2018. This subsidiary holds a noncontrolling interest in JIC.

Our other subsidiaries include United Insurance Management L.C. (UIM), a managing general agent that manages substantially all aspects of UPC, FSIC and IIC's business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC, FSIC and IIC; AmCo Holding Company (AmCo) and Family Security Holdings (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine) which reinsures portfolios of excess and surplus policies; UPC Re which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; and Skyway Reinsurance Services which provides reinsurance brokerage services for our insurance companies.

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

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. All intercompany balances and transactions have been eliminated. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017.

While preparing our unaudited condensed consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, investments and goodwill. Except for the captions on our Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Comprehensive Income, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

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
September 30, 2018

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

We have made no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below.

(b) Income Taxes

As of September 30, 2018, we have not fully completed our accounting for the tax effects of the enactment of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 (Tax Act) with regards to the deductibility of compensation expense for certain covered executives due to uncertainty surrounding the appropriate tax treatment of outstanding performance-based awards and the grandfather rule for existing executive compensation agreements and the uncertainty surrounding the discount factors to be applied for loss reserve discounting. The U.S. Treasury Department and the Internal Revenue Service has recently issued further clarification and guidance on the deductibility of compensation expense that we are currently reviewing for potential impact on our accounting and disclosures. Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update our estimates and our disclosure on a quarterly basis as interpretive guidance is received within each quarter that it is received.

(c) Reinsurance

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

(d) Recently Adopted Accounting Pronouncements

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). This standard provides guidance on the presentation of restricted cash in the statement of cash flows. We are required to explain the changes during a reporting period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. We retrospectively adopted this standard on April 1, 2018. The adoption of this new accounting standard impacted the presentation of our Unaudited Condensed Consolidated Statement of Cash Flows but had no effect on our results of operations. The restricted cash on our Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 represents cash that is held in trust for assumed business and cash held in deposit accounts to satisfy state statutory deposit requirements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This update substantially revises standards for the recognition, measurement and presentation of financial instruments. This standard revised our accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amended certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We adopted this standard as of January 1, 2018, which resulted in a reclassification of a $9,338,000 gain, net of tax, on equity securities from accumulated other comprehensive income to retained earnings on our condensed consolidated financial statements. Refer to Note 14 in these Notes to Unaudited Condensed Consolidated Financial Statements for a reconciliation.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Insurance contracts are excluded from the scope of this standard. Under the standard, guidance is provided on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligation and transfers control of the good or service to the customer. ASU 2014-09 is effective beginning in the first quarter of 2018. We adopted this standard as of January 1, 2018. The adoption of this new accounting standard did not have an impact on our condensed consolidated financial statements and related disclosures.

(e) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). This update modifies the existing disclosure requirements on fair value measurements in Topic 820 by changing requirements regarding Level 1, Level 2 and Level 3 investments. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures of ASU 2018-13 immediately and delay the adoption of the additional disclosures until their effective date. We have early adopted the guidance on removed and modified disclosures. We do not intend to early adopt the additional disclosures and are assessing the impact of retrospectively adopting the additions from this new accounting standard on our fair value disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-07 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of prospectively adopting this new accounting standard on our condensed consolidated financial statements and related disclosures. Any impact of the standard on our condensed consolidated financial statements and related disclosures will be dependent on market conditions of the reporting units at the time of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). This update is intended to replace existing lease guidance by requiring a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this amendment. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our condensed consolidated financial statements and related disclosures using a modified retrospective approach upon adoption. We are currently quantifying the expected recognition on our balance sheet for a right to use asset and a lease liability as required by this standard.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

3)    INVESTMENTS

The following table details fixed maturity available-for-sale and equity securities, by major investment category, at September 30, 2018 and December 31, 2017:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
U.S. government and agency securities	$104,822	$—	$2,093	$102,729
Foreign government	2,998	—	32	2,966
States, municipalities and political subdivisions	154,195	389	2,718	151,866
Public utilities	24,898	19	775	24,142
Corporate securities	296,009	197	6,610	289,596
Mortgage-backed securities	211,288	—	6,298	204,990
Asset backed securities	59,145	5	252	58,898
Redeemable preferred stocks	1,285	3	85	1,203
Total fixed maturities	$854,640	$613	$18,863	$836,390

Mutual funds	$44,589	$6,506	$—	$51,095
Public utilities	2,045	331	19	2,357
Other common stocks	27,016	10,893	341	37,568
Non-redeemable preferred stocks	2,098	8	34	2,072
Total equity securities	$75,748	$17,738	$394	$93,092

December 31, 2017
U.S. government and agency securities	$93,827	$40	$1,241	$92,626
Foreign government	2,022	14	—	2,036
States, municipalities and political subdivisions	200,706	1,929	1,123	201,512
Public utilities	20,215	127	85	20,257
Corporate securities	287,025	1,746	1,209	287,562
Mortgage-backed securities	143,982	235	952	143,265
Asset-backed securities	14,902	23	20	14,905
Redeemable preferred stocks	755	11	74	692
Total fixed maturities	$763,434	$4,125	$4,704	$762,855

Mutual fund	$29,079	$2,845	$—	$31,924
Public utilities	1,343	359	—	1,702
Other common stocks	18,856	9,093	47	27,902
Non-redeemable preferred stocks	1,718	53	4	1,767
Total equity securities	$50,996	$12,350	$51	$63,295

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine months ended September 30, 2018 and 2017:

	2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$12	$4,864	$123	$11,368
Equity securities	8	411	1	156
Total realized gains	20	5,275	124	11,524
Fixed maturities	(441)	46,268	(195)	10,517
Equity securities	(26)	387	—	—
Total realized losses	(467)	46,655	(195)	10,517
Net realized investment gains (losses)	$(447)	$51,930	$(71)	$22,041

Nine Months Ended September 30,
Fixed maturities	$68	$11,745	$263	$30,264
Equity securities	517	1,593	8	175
Total realized gains	585	13,338	271	30,439
Fixed maturities	(1,233)	116,587	(815)	47,913
Equity securities	(26)	387	(10)	100
Total realized losses	(1,259)	116,974	(825)	48,013
Net realized investment gains (losses)	$(674)	$130,312	$(554)	$78,452

The table below summarizes our fixed maturities at September 30, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2018
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$70,131	8.2%	$69,785	8.3%
Due after one year through five years	337,014	39.4%	331,204	39.6%
Due after five years through ten years	164,523	19.3%	159,481	19.1%
Due after ten years	12,539	1.5%	12,032	1.4%
Asset and mortgage backed securities	270,433	31.6%	263,888	31.6%
Total	$854,640	100.0%	$836,390	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturities	$5,725	$4,111	$15,929	$10,696
Equity securities	525	375	1,455	940
Cash and cash equivalents	588	285	1,427	445
Other investments	41	124	830	385
Other assets	9	6	24	23
Investment income	6,888	4,901	19,665	12,489
Investment expenses	(267)	(213)	(756)	(482)
Net investment income	$6,621	$4,688	$18,909	$12,007

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2018
U.S. government and agency securities	83	$580	$48,600	56	$1,513	$54,114
Foreign governments	5	32	2,966	—	—	—
States, municipalities and political subdivisions	132	1,742	103,690	43	976	30,133
Public utilities	41	672	19,812	6	103	1,976
Corporate securities	481	4,752	217,405	90	1,858	49,688
Mortgage-backed securities	180	4,683	173,692	89	1,615	29,984
Asset backed securities	83	250	51,428	7	2	1,362
Redeemable preferred stocks	8	25	749	2	60	200
Total fixed maturities	1,013	12,736	618,342	293	6,127	167,457
Mutual Fund	1	—	56	—	—	—
Public utilities	8	19	672	—	—	—
Other common stocks	70	305	4,103	1	36	91
Non-redeemable preferred stocks	18	32	1,506	3	2	19
Total equity securities	97	356	6,337	4	38	110
Total	1,110	$13,092	$624,679	297	$6,165	$167,567

December 31, 2017
U.S. government and agency securities	40	$166	$26,979	73	$1,075	$58,980
States, municipalities and political subdivisions	106	734	91,245	31	389	19,718
Public utilities	16	44	7,052	5	41	1,016
Corporate securities	263	871	134,755	52	338	16,476
Mortgage-backed securities	89	475	76,349	50	477	15,210
Asset-backed securities	18	20	11,682	—	—	—
Redeemable preferred stocks	—	—	—	3	74	303
Total fixed maturities	532	2,310	348,062	214	2,394	111,703
Mutual Funds	1	—	131	—	—	—
Other common stocks	5	47	748	—	—	—
Non-redeemable preferred stocks	4	4	87	—	—	—
Total equity securities	10	51	966	—	—	—
Total	542	$2,361	$349,028	214	$2,394	$111,703
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in fixed-income securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis. We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Due to the adoption of ASU 2016-01 as of January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales. During the three and nine months ended September 30, 2018 and 2017, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

Fair value measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on our Unaudited Condensed Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2018 and December 31, 2017. Changes in interest rates subsequent to September 30, 2018 may affect the fair value of our investments.

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

For our Level 3 assets, our internal pricing method is primarily based on models using our share of the net asset value of the limited partnership interests as provided on the financial statements of the investee. In certain circumstances, management may adjust the net asset value when it has sufficient evidence to support applying such adjustments.

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2018.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
September 30, 2018
U.S. government and agency securities	$102,729	$—	$102,729	$—
Foreign government	2,966	—	2,966	—
States, municipalities and political subdivisions	151,866	—	151,866	—
Public utilities	24,142	—	24,142	—
Corporate securities	289,596	—	289,596	—
Mortgage-backed securities	204,990	—	204,990	—
Asset-backed securities	58,898	—	58,898	—
Redeemable preferred stocks	1,203	821	382	—
Total fixed maturities	836,390	821	835,569	—
Mutual funds	51,095	51,095	—	—
Public utilities	2,357	2,357	—	—
Other common stocks	37,568	37,568	—	—
Non-redeemable preferred stocks	2,072	2,072	—	—
Total equity securities	93,092	93,092	—	—
Other long-term investments	8,330	300	2,173	5,857
Total investments	$937,812	$94,213	$837,742	$5,857

December 31, 2017
U.S. government and agency securities	$92,626	$—	$92,626	$—
Foreign government	2,036	—	2,036	—
States, municipalities and political subdivisions	201,512	—	201,512	—
Public utilities	20,257	—	20,257	—
Corporate securities	287,562	—	287,562	—
Mortgage-backed securities	143,265	—	143,265	—
Asset-backed securities	14,905	—	14,905	—
Redeemable preferred stocks	692	692	—	—
Total fixed maturities	762,855	692	762,163	—
Mutual Funds	31,924	31,924	—	—
Public utilities	1,702	1,702	—	—
Other common stocks	27,902	27,902	—	—
Non-redeemable preferred stocks	1,767	1,767	—	—
Total equity securities	63,295	63,295	—	—
Other long-term investments	8,381	300	7,447	634
Total investments	$834,531	$64,287	$769,610	$634

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2018 and December 31, 2017, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

The table below presents the rollforward of our Level 3 investments held at fair value during the nine months ended September 30, 2018:

Other Investments
December 31, 2017	$634
Transfers in	5,507
Partnership income	261
Return of capital	(482)
Unrealized gains in accumulated other comprehensive income	(63)
September 30, 2018	$5,857

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended September 30, 2018, we transferred two investments from Level 2 to Level 3 investments, due to changes in the availability of market observable inputs. We used unobservable inputs to derive our estimated fair value for Level 3 investments, and the unobservable inputs are significant to the overall fair value measurement.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Condensed Consolidated Balance Sheets and these investments are currently being accounted for at fair value utilizing a net asset value per share equivalent methodology. The estimated fair value of our investments in the limited partnership interests at September 30, 2018 was $8,029,000. We have fully funded two investments and are still obligated to fund an additional $2,708,000 for the remaining four investments.

The information presented in the table below is as of September 30, 2018:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments	$7,769	$260	$—	$8,029
Certificates of deposit	300	—	—	300
Total other investments	$8,069	$260	$—	$8,329

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

The operations of AmCo are included in our Unaudited Condensed Consolidated Statements of Comprehensive Income effective April 3, 2017. The final purchase price allocation is as follows:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

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

	Nine Months Ended September 30,
	2017
	As	Pro Forma
	Reported	Adjustments	Pro Forma
Revenues	$471,834	$38,096	$509,930
Net income (loss)	(16,856)	6,712	(10,144)
Diluted earnings per share	(0.47)	—	(0.24)

The following table summarizes the results of the acquired AmCo operations since the acquisition date that have been included within our unaudited condensed consolidated statements of comprehensive income:

	January 1, 2018 to September 30, 2018	April 3, 2017 to September 30, 2017
Revenues	$146,301	$93,269
Net income	25,605	1,122

5)    EARNINGS PER SHARE

Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2018 and 2017, respectively:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to UIHC common stockholders	$(11,708)	$(28,012)	$11,361	$(16,856)

Denominator:
Weighted-average shares outstanding	42,677,893	42,524,400	42,636,515	35,341,994
Effect of dilutive securities	—	216,604	154,693	221,038
Weighted-average diluted shares	42,677,893	42,741,004	42,791,208	35,563,032

Earnings available to UIHC common shareholders per share
Basic	$(0.27)	$(0.66)	$0.27	$(0.48)
Diluted	$(0.27)	$(0.66)	$0.27	$(0.47)

See Note 16 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2018	December 31, 2017
Land	$2,114	$2,114
Building and building improvements	6,553	5,695
Computer hardware and software	16,980	18,985
Office furniture and equipment	3,024	3,413
Leasehold improvements	20	—
Total, at cost	28,691	30,207
Less: accumulated depreciation and amortization	(12,108)	(12,916)
Property and equipment, net	$16,583	$17,291

Depreciation and amortization expense under property and equipment was $1,819,000 and $723,000 for the three months ended September 30, 2018 and 2017, respectively, and $3,382,000 and $2,759,000 for the nine months ended September 30, 2018 and 2017, respectively.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at September 30, 2018 and December 31, 2017, was $73,045,000. There was no goodwill acquired or disposed of during the three month or nine month periods ended September 30, 2018.

Using a qualitative assessment, we completed our most recent goodwill impairment testing during the fourth quarter of 2017 and determined that there was no impairment in the value of the asset as of December 31, 2017. No impairment loss in the value of goodwill was recognized during the nine months ended September 30, 2018. Additionally, there was no accumulated impairment or accumulated amortization related to goodwill at September 30, 2018 or December 31, 2017.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
Intangible assets subject to amortization	$29,160	$41,715
Indefinite-lived intangible assets(1)	3,556	3,556
Total	$32,716	$45,271
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2018
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.5	34,661	(10,040)	24,621
Trade names acquired	5.4	6,381	(1,842)	4,539
Total		$83,830	$(54,670)	$29,160

December 31, 2017
Value of business acquired	0.3	$42,788	$(34,335)	$8,453
Agency agreements acquired	8.0	34,661	(6,669)	27,992
Trade names acquired	6.0	6,381	(1,111)	5,270
Total		$83,830	$(42,115)	$41,715

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and nine months ended September 30, 2018 and 2017.

Amortization expense of our intangible assets was $1,365,000 and $9,839,000 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense of our intangible assets was $12,555,000 and $21,361,000 for the nine months ended September 30, 2018 and 2017, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining 2018	$1,365
2019	5,355
2020	4,267
2021	3,555
2022	3,246
2023	3,246

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

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

Effective January 1, 2018, UPC Insurance, through its wholly-owned insurance subsidiaries UPC, ACIC, IIC and FSIC, renewed the aggregate excess of loss agreement with a private reinsurer. The treaty provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. Under this agreement, we will retain, in the aggregate, 100% of those losses up to 4.75% of the covered companies’ gross earned premium. The reinsurer will then be liable for all losses in excess of 4.75% of the covered companies’ gross earned premium in the aggregate not to exceed $20,000,000 over the term of the treaty. Recoveries under this treaty will be calculated quarterly based on the cumulative gross earned premium. We ceded $20,000,000 of catastrophe losses to this treaty for the nine months ended September 30, 2018. Reinsurance recoveries under this agreement may change in future periods as the cumulative subject gross earned premiums and eligible gross catastrophe losses incurred are recognized in subsequent calendar quarters during 2018 in accordance with the terms of the agreement. No allowance has been recorded against the $20,000,000 reinsurance recoverable at September 30, 2018 since future catastrophe losses are inherently unpredictable and cannot be reasonably estimated.

Effective December 31, 2017, UPC Insurance, through our wholly-owned insurance subsidiary UPC, replaced its quota share agreement with private reinsurers. The quota share agreement has a term of 12 months and a cession rate of 20% for all

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

subject business. The quota share agreement provides coverage for all catastrophe perils and attritional losses. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses. Quota share reinsurers’ participation in paying attritional losses is subject to an attritional loss ratio cap.

We amortize our prepaid reinsurance premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of prepaid reinsurance premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Quota share	$(24,852)	$(24,768)	$(72,824)	$(71,549)
Excess-of-loss	(28,450)	(3,538)	(392,541)	(329,224)
Equipment & identity theft	(2,375)	(2,606)	(7,126)	(7,275)
Flood	(5,897)	(5,559)	(15,136)	(14,319)
Ceded premiums written	$(61,574)	$(36,471)	$(487,627)	$(422,367)
Increase (decrease) in ceded unearned premiums	(71,052)	(79,036)	122,616	130,012
Ceded premiums earned	$(132,626)	$(115,507)	$(365,011)	$(292,355)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table:

	2018			2017
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	3	$25,019	14.6%	4	$83,460	54.7%
All other catastrophe loss events	6	9,574	5.6%	15	(845)	(0.6)%
Total	9	$34,593	20.2%	19	$82,615	54.1%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	4	$26,233	5.2%	4	$83,724	20.0%
All other catastrophe loss events	22	32,017	6.3%	15	31,301	7.5%
Total	26	$58,250	11.5%	19	$115,025	27.5%
(1) Incurred loss and LAE (as defined below) is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

We collected cash recoveries under our reinsurance agreements totaling $66,278,000 and $20,419,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and $340,316,000 and $40,984,000 for the nine-month periods ended September 30, 2018 and 2017, respectively.

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $408,000 and $308,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and $1,194,000 and $905,000 for the nine-month periods ended September 30, 2018 and 2017, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the nine months ended September 30, 2018 and 2017 on a GAAP basis:

	September 30,
	2018	2017
Balance at January 1	$482,232	$140,855
Less: reinsurance recoverable on unpaid losses	305,673	18,724
Net balance at January 1	$176,559	$122,131

Acquisition of AmCo reserves (net of reinsurance recoverables of $19,945)	—	40,583

Incurred related to:
Current year	290,600	296,217
Prior years	(4,207)	(2,819)
Total incurred	$286,393	$293,398
Paid related to:
Current year	163,589	160,952
Prior years	102,750	84,497
Total paid	$266,339	$245,449

Net balance at September 30	$196,613	$210,663
Plus: reinsurance recoverable on unpaid losses	332,229	471,498
Balance at September 30	$528,842	$682,161

Composition of reserve for unpaid losses and LAE:
Case reserves	$259,678	$289,938
IBNR reserves	269,164	392,223
Balance at September 30	$528,842	$682,161

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the favorable development experienced at September 30, 2018 and 2017, respectively, was primarily the result of the incurrence of fewer losses than expected, as compared to those same periods in the 2017 and 2016 accident years, respectively.

10)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of September 30, 2018 and December 31, 2017:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

		Effective Interest Rate	Carrying Value at
	Maturity		September 30, 2018	December 31, 2017
$150M Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	2.84%	9,412	10,000
BB&T Term Note Payable	May 26, 2031	3.75%	4,391	4,651
Total long-term debt			$163,803	$164,651

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

Financial Covenants

The $150M senior notes, SBA note and BB&T note contain representations and warranties, conditions and covenants. If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. At September 30, 2018, we were in compliance with all covenants as specified in the $150M senior notes, SBA note and BB&T note. Refer to Part I; Item 2 for additional information regarding our financial covenants.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the nine months ended September 30, 2018 and 2017:

	2018	2017
Balance at January 1,	$3,287	$549
Additions	63	—
Amortization	(255)	(86)
Balance at September 30,	$3,095	$463

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

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

At September 30, 2018, we were not involved in any material non-claims-related legal actions.

See Note 10 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 12 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to regulatory actions.

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries, UPC, ACIC and JIC are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At September 30, 2018, and during the three and nine months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. In March 2018, we received a recoupable assessment for $570,000 from the Texas Fair Plan Association.
In September 2018, we received an assessment for $894,000 from North Carolina Joint Underwriting Association. We did not receive any additional significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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
September 30, 2018

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three and nine months ended September 30, 2018, our combined recorded statutory net loss was $13,134,000 and net income was $8,342,000, respectively. For the three and nine months ended September 30, 2017, our combined recorded statutory net loss was $24,828,000 and $20,238,000, respectively.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At September 30, 2018, we have met these requirements. The amount of surplus as regards policyholders for our regulated entities at September 30, 2018 and December 31, 2017, was $483,828,000 and $389,384,000, respectively.

13)    RELATED PARTY TRANSACTIONS

Groelle & Salmon, PA

One of our former executive officers who acted as an executive officer during the period covered by this Form 10-Q, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the three months ended September 30, 2018 and 2017, Groelle & Salmon, PA billed us approximately $982,000 and $871,000, respectively. During the nine months ended September 30, 2018 and 2017, Groelle & Salmon, PA billed us approximately $2,407,000 and $2,513,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $491,000 and $436,000, for the three months ended September 30, 2018 and 2017, respectively, and approximately $1,204,000 and $1,257,000, for the nine months ended September 30, 2018 and 2017, respectively. Effective September 7, 2018, Ms. Salmon stepped down from her role at UPC Insurance.

AmRisc, LLC

AmRisc, a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Vice Chairman of our Board of Directors (Board), beneficially owns approximately 7.7% of AmRisc and is also the Chief Executive Officer of AmRisc.
In accordance with the managing general agent underwriting contract with AmRisc, we recorded $55,476,000 and $277,239,000 of gross written premiums for the three and nine-month periods ended September 30, 2018, respectively, and $41,311,000 for the three-month period ended September 30, 2017, resulting in fees and commission (including a profit commission) of $18,162,000 and $75,012,000, for the three and nine-month periods ended September 30, 2018, respectively,

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

and $12,011,000 for the three-month period ended September 30, 2017, due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $750,000 and $4,116,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three and nine-month periods ended September 30, 2018, respectively, and $640,000 for the three-month period ended September 30, 2017. We also incurred $5,000 and $14,000, respectively, during the three and nine-month periods ended September 30, 2018, respectively, and $4,000 for the three-month period ended September 30, 2017, for rent under a sublease agreement with AmRisc.
Net premiums receivable (net of commissions) of $28,244,000 were due from AmRisc as of September 30, 2018. These premiums were paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

14)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2017	$12,044	$(2,823)	$9,221
Reclassification adjustment for adoption of ASU 2016-01(1)	(12,300)	2,962	(9,338)
Adjusted balance at January 1, 2018	(256)	139	(117)

Changes in net unrealized gains on investments	(18,407)	4,316	(14,091)
Reclassification adjustment for realized gains	674	(168)	506
September 30, 2018	$(17,989)	$4,287	$(13,702)
(1) Reflects the fair value changes on equity securities as of December 31, 2017, which are reclassified under the new accounting guidance. Refer to Note 2 in these Notes to Unaudited Condensed Consolidated Financial Statements for further information.

15)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands except per share amounts):

	Nine Months Ended September 30,
	2018		2017
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,565	$0.06	$1,301
Second Quarter	$0.06	$2,565	$0.06	$2,561
Third Quarter	$0.06	$2,569	$0.06	$2,564

See Note 16 in these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding stock-based compensation activity.

16) STOCK-BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - Compensation - Stock Compensation. We recognize stock-based compensation cost over the award’s requisite service period on a straight-line

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

basis for time-based restricted stock grants and performance-based restricted stock grants. We record forfeitures as they occur for all stock-based compensation.

The following table presents our total stock-based compensation expense:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Employee stock-based compensation expense
Pre-tax	$248	$393	$736	$1,179
Post-tax (1)	196	310	581	931
Director stock-based compensation expense
Pre-tax	379	244	940	752
Post-tax (1)	299	193	743	594
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,636,000 of unrecognized stock compensation expense at September 30, 2018 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.64 years. We had approximately $906,000 of unrecognized director stock-based compensation expense at September 30, 2018 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.6 years.

Restricted stock, restricted stock units and performance stock units

Stock-based compensation cost for restricted stock awards, restricted stock units and performance stock units is measured based on the closing fair market value of our common stock on the date of grant which vest in equal installments over the requisite service period of typically three years. Restricted stock awards granted to non-employee directors vest over a one-year period. Each restricted stock unit and performance stock unit represents our obligation to deliver to the holder one share of common stock upon vesting.

Performance-based restricted stock grants vest based on return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2018 awards.

We granted 88,392 and 174,602 shares of restricted common stock during the three and nine-month periods ended September 30, 2018, respectively, which had a weighted-average grant date fair value of $20.44 and $20.07 per share, respectively. We granted zero shares of restricted common stock during the three-month period ended September 30, 2017. We granted 155,122 shares of restricted common stock during the nine-month period ended September 30, 2017, which had a weighted-average grant date fair value of $15.57 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	212,094	$16.44
Granted	174,602	20.07
Less: Forfeited	17,077	18.07
Less: Vested	139,183	16.38
Outstanding as of September 30, 2018	230,436	$19.11

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2018
Expected annual dividend yield	1.17%
Expected volatility	41.31%
Risk-free interest rate	2.98%
Expected term	6	years

Expected annual dividend yield is based on the current quarterly dividend of $0.06 per share and the stock price on the grant date. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Prices
Outstanding as of December 31, 2017	—	$—	$—
Granted	29,464	8.01	20.44
Less: Forfeited	—	—	—
Less: Vested	—	—	—
Outstanding as of September 30, 2018	29,464	$8.01	$20.44
Exercisable as of September 30, 2018	—	$—	$—

17)    SUBSEQUENT EVENTS

On October 5, 2018, the Company made a capital contribution of $25,000,000 to FSIC.

On October 8, 2018 Hurricane Michael made landfall in the Florida panhandle as a Category 4 storm. Our preliminary estimate of pre-tax retained losses is between $25,000,000 and $35,000,000, net of reinsurance recoverable, for this event.

On November 6, 2018, our Board declared a $0.06 per share quarterly cash dividend payable on November 27, 2018, to stockholders of record on November 20, 2018.

On November 6, 2018 ACIC and IIC paid dividends of $50,000,000 and $1,764,000, respectively, to the Company.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

EXECUTIVE SUMMARY

Overview

United Insurance Holding Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in residential and commercial property and casualty insurance in the United States. We conduct our business principally through four wholly-owned insurance subsidiaries and one majority-owned subsidiary: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); Family Security Insurance Company (FSIC); Interboro Insurance Company (IIC); and Journey Insurance Company (JIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of these transactions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 11.3% from 511,471 policies in-force at September 30, 2017 to 569,444 policies in-force at September 30, 2018.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expense (LAE). During the third quarter of 2017, Hurricane Harvey made landfall in Texas and Hurricane Irma made landfall in Florida. In 2017, we retained $83,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable as a result of hurricanes. During the nine months ended September 30, 2018, we increased our loss and LAE reserve as a result of development trends from Hurricane Irma that indicated our ultimate gross loss estimate should be increased. There was no net change or impact to our third quarter 2018 results as a result of this reserve re-estimation as it was 100% ceded under our catastrophe reinsurance program. During the third quarter of 2018, Hurricane Florence made landfall in North Carolina. We estimate retention of $35,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable, as a result of the storm.

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

UNITED INSURANCE HOLDINGS CORP.

2018 Highlights

($ in thousands, except per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Gross premiums written	$295,935	$267,219	$960,214	$788,408
Gross premiums earned	303,956	268,001	872,547	711,650
Net premiums earned	171,330	152,494	507,536	419,295
Total revenues	187,652	171,128	542,853	471,834
Earnings before income tax	(15,870)	(45,487)	15,177	(26,899)
Consolidated net income (loss) attributable to UIHC	(11,708)	(28,012)	11,361	(16,856)
Net income (loss) available to UIHC shareholders per diluted share	$(0.27)	$(0.66)	$0.27	$(0.47)

Reconciliation of net income to core income:
Plus: Merger expenses	$—	$12	$—	$6,906
Plus: Non-cash amortization of intangible assets	1,365	10,363	12,555	23,552
Less: Realized losses on investment portfolio	(447)	(71)	(674)	(554)
Less: Unrealized gains (losses) on equity securities	6,109	—	5,046	—
Less: Net tax impact (1)	(1,074)	3,656	2,046	10,854
Core income (loss)(2)	(14,931)	(21,222)	17,498	3,302
Core income (loss) per diluted share(2)	$(0.35)	$(0.50)	$0.41	$0.09

Book value per share			$12.33	11.73
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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:
Gross premiums written	$295,935	$267,219	$960,214	$788,408
Change in gross unearned premiums	8,021	782	(87,667)	(76,758)
Gross premiums earned	303,956	268,001	872,547	711,650
Ceded premiums earned	(132,626)	(115,507)	(365,011)	(292,355)
Net premiums earned	171,330	152,494	507,536	419,295
Investment income	6,888	4,901	19,665	12,489
Net realized investment losses	(447)	(71)	(674)	(554)
Net unrealized gains on equity securities	6,109	—	5,046	—
Other revenue	3,772	13,804	11,280	40,604
Total revenue	187,652	171,128	542,853	471,834
EXPENSES:
Losses and loss adjustment expenses	120,552	143,127	286,393	293,398
Policy acquisition costs	54,200	46,546	153,716	125,302
Operating expenses	10,976	6,891	28,976	19,020
General and administrative expenses	15,358	19,316	51,326	58,825
Interest expense	2,455	771	7,371	2,282
Total expenses	203,541	216,651	527,782	498,827
Income (loss) before other income	(15,889)	(45,523)	15,071	(26,993)
Other income	19	36	106	94
Income (loss) before income taxes	(15,870)	(45,487)	15,177	(26,899)
Provision (benefit) for income taxes	(4,163)	(17,475)	3,815	(10,043)
Net income (loss)	$(11,707)	$(28,012)	$11,362	$(16,856)
Less: Net income attributable to noncontrolling interests	1	—	1	—
Net income (loss) attributable to UIHC	$(11,708)	$(28,012)	$11,361	$(16,856)
Earnings available to UIHC common shareholders per diluted share	$(0.27)	$(0.66)	$0.27	$(0.47)
Book value per share			$12.33	$11.73
Return on equity based on trailing twelve months GAAP net income			4.2%	3.5%
Loss ratio, net (1)	70.4%	93.9%	56.4%	70.0%
Expense ratio (2)	47.0%	47.7%	46.1%	48.4%
Combined ratio (CR) (3)	117.4%	141.6%	102.5%	118.4%
Effect of current year catastrophe losses on CR	20.2%	54.2%	11.5%	27.4%
Effect of prior year development on CR	(1.6)%	(0.7)%	(0.8)%	(0.7)%
Effect of ceding commission income on CR (4)	—%	6.6%	—%	7.2%
Underlying combined ratio (5)	98.8%	81.5%	91.8%	84.5%
(1) Loss ratio, net is calculated as losses and LAE, net of losses ceded to reinsurers, relative to net premiums earned. We use this operating metric to analyze our loss trends.
(2) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. We use this operating metric to analyze our expense trends.
(3) Combined ratio is the sum of the loss ratio, net and the expense ratio, net.
(4) For the nine months ended September 30, 2018, we presented $31,665,000 of ceding commissions earned as a $7,202,000 decrease to ceded earned premium and a $24,463,000 decrease in policy acquisition costs, which reduced other revenue and removed the distortive impact to our underlying combined ratio. For the three months ended September 30, 2018, we presented $10,992,000 of ceding commissions earned as a $2,704,000 decrease to ceded earned premium and an $8,288,000 decrease in policy acquisition costs.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months

UNITED INSURANCE HOLDINGS CORP.

ended September 30, 2018, we reassessed our critical accounting policies and estimates as disclosed in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2017; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2018 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2018 COMPARED TO DECEMBER 31, 2017

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

Our cash, cash equivalents and investment portfolio totaled $1,243,893,000 at September 30, 2018, compared to $1,130,806,000 at December 31, 2017.

The following table summarizes our investments, by type:

	September 30, 2018		December 31, 2017
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$102,729	8.3%	$92,626	8.2%
Foreign government	2,966	0.2%	2,036	0.2%
States, municipalities and political subdivisions	151,866	12.2%	201,512	17.8%
Public utilities	24,142	1.9%	20,257	1.8%
Corporate securities	289,596	23.2%	287,562	25.4%
Mortgage-backed securities	204,990	16.5%	143,265	12.7%
Asset-backed securities	58,898	4.7%	14,905	1.3%
Redeemable preferred stocks	1,203	0.1%	692	0.1%
Total fixed maturities	836,390	67.1%	762,855	67.5%
Mutual funds	51,095	4.1%	31,924	2.8%
Public utilities	2,357	0.2%	1,702	0.2%
Other common stocks	37,568	3.0%	27,902	2.5%
Non-redeemable preferred stocks	2,072	0.2%	1,767	0.2%
Total equity securities	93,092	7.5%	63,295	5.7%
Other long-term investments	8,330	0.7%	8,381	0.7%
Portfolio loans	—	—%	20,000	1.8%
Total investments	937,812	75.3%	854,531	75.7%
Cash and cash equivalents	240,950	19.5%	229,556	20.2%
Restricted cash	65,131	5.2%	46,719	4.0%
Total cash, cash equivalents, restricted cash and investments	$1,243,893	100.0%	$1,130,806	100.0%

We classify all of our fixed maturity investments as available-for-sale. Our investments at September 30, 2018 and December 31, 2017 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions

UNITED INSURANCE HOLDINGS CORP.

and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At September 30, 2018, approximately 87.7% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 12.3% were corporate bonds rated “BBB” or "BB".

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

Excluding our business for which we cede 100% of the risk of loss, reinsurance costs in the third quarter of 2018 were 42.0% of our gross premiums earned, compared to 41.3% of gross premiums earned for the third quarter of 2017. The increase in this ratio was driven primarily by the increased coverage purchased for our 2018-19 combined catastrophe reinsurance program.

See Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our reinsurance program.

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

Unpaid losses and LAE totaled $528,842,000 and $482,232,000 as of September 30, 2018 and December 31, 2017, respectively. The balance has increased from year end as a result of increased reserves for both weather-related and non weather-related activity during the first nine months of 2018 compared to the same period in 2017.

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

See Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our losses and loss adjustments.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

Net losses attributable to UIHC for the three months ended September 30, 2018 decreased $16,304,000, or 58.2%, to $11,708,000 for the third quarter of 2018 from $28,012,000 for the same period in 2017. The decrease in net loss was primarily due to the increase in gross premiums earned and the decrease in losses and LAE during the third quarter of 2018 compared to the third quarter of 2017.

Revenue

Our gross written premiums increased $28,716,000, or 10.7%, to $295,935,000 for the third quarter ended September 30, 2018 from $267,219,000 for the same period in 2017, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2018	2017	Change
Direct Written and Assumed Premium by Region (1)
Florida	$141,524	$130,309	$11,215
Gulf	58,632	58,240	392
Northeast	50,695	43,652	7,043
Southeast	27,854	25,431	2,423
Total direct written premium by region	278,705	257,632	21,073
Assumed premium (2)	17,230	9,587	7,643
Total gross written premium by region	$295,935	$267,219	$28,716

Gross Written Premium by Line of Business
Personal property	$240,456	$217,970	$22,486
Commercial property	55,479	49,249	6,230
Total gross written premium by line of business	$295,935	$267,219	$28,716
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2018 and 2017 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended September 30,
New and Renewal Policies by Region (1)	2018	2017	Change
Florida	63,616	59,298	4,318
Gulf	35,549	37,600	(2,051)
Northeast	37,624	32,202	5,422
Southeast	24,207	21,686	2,521
Total	160,996	150,786	10,210
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended September 30, 2018 decreased $13,110,000, or 6.1%, to $203,541,000 for the third quarter of 2018 from $216,651,000 for the same period in 2017. The decrease in expenses was primarily due to decreased general and administrative expenses resulting from amortization costs related to the merger with AmCo that applied during the third quarter of 2017 but were fully amortized at the end of the first quarter of 2018, as well as decreased losses during the third quarter of 2018. These decreases were offset by increases in policy acquisition costs and operating costs as explained below, as well as interest expenses due to the senior notes issued in December 2017. The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2018	2017	Change
Net loss and LAE	$120,552	$143,127	$(22,575)
% of Gross earned premiums	39.7%	53.4%	(13.7) pts
% of Net earned premiums	70.4%	93.9%	(23.5) pts
Less:
Current year catastrophe losses	$34,593	$82,615	$(48,022)
Prior year reserve (favorable) development	(2,656)	(1,029)	(1,627)
Underlying loss and LAE (1)	$88,615	$61,541	$27,074
% of Gross earned premiums	29.2%	23.0%	6.2 pts
% of Net earned premiums	51.7%	40.4%	11.3 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratio and underlying expense ratios are shown below.

	Three Months Ended September 30,
	2018	2017	Change
Policy acquisition costs	$54,200	$46,546	$7,654
Operating and underwriting	10,976	6,891	4,085
General and administrative	15,358	19,316	(3,958)
Total Operating Expenses	$80,534	$72,753	$7,781
% of Gross earned premiums	26.5%	27.1%	(0.6) pts
% of Net earned premiums	47.0%	47.7%	(0.7) pts
Less:
Ceding commission income	$—	$10,091	(10,091)
Underlying expense (1)	$80,534	$62,662	$17,872
% of Gross earned premiums	26.5%	23.4%	3.1 pts
% of Net earned premiums	47.0%	41.1%	5.9 pts
(1) Underlying expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

Loss and LAE decreased $22,575,000, or 15.8%, to $120,552,000 for the third quarter of 2018 from $143,127,000 for the third quarter of 2017. Loss and LAE expense as a percentage of net earned premiums decreased 23.5 points to 70.4% for the third quarter of 2018, compared to 93.9% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2018 was 29.2%, a decrease of 6.2 points from 23.0% during the third quarter of 2017.

Policy acquisition costs increased $7,654,000, or 16.4%, to $54,200,000 for the third quarter of 2018 from $46,546,000 for the third quarter of 2017. The primary driver of the increase in costs was the managing general agent fees related to AmCo commercial premiums, which increased by approximately $7,200,000, along with agent commissions which increased by

UNITED INSURANCE HOLDINGS CORP.

approximately $2,500,000, which is generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating and underwriting expenses increased $4,085,000, or 59.3%, to $10,976,000 for the third quarter of 2018 from $6,891,000 for the third quarter of 2017, primarily due to increased costs related to incurred expenses for software tools of approximately $1,400,000 and agent incentive costs of approximately $880,000, as well as assessments from North Carolina Join Underwriting Association of $874,000.

General and administrative expenses decreased $3,958,000, or 20.5%, to $15,358,000 for the third quarter of 2018 from $19,316,000 for the third quarter of 2017, primarily due to amortization costs related to the merger with AmCo during the third quarter of 2017 of approximately $2,800,000, that were fully expensed at the end of the first quarter of 2018.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

Net earnings attributable to UIHC for the nine months ended September 30, 2018 increased $28,217,000, or 167.4%, to net income of $11,361,000 from a net loss of $16,856,000 for the same period in 2017. The increase in net earnings was primarily due to increases in gross premiums earned for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 with the inclusion of nine months of premium for AmCo in 2018 compared to six months of premium in 2017. In addition, we incurred approximately $7,000,000 in merger expenses in 2017 that were non-recurring in 2018.

Revenue

Our gross written premiums increased $171,806,000, or 21.8%, to $960,214,000 for the nine months ended September 30, 2018 from $788,408,000 for the same period in 2017, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2018	2017	Change
Direct Written and Assumed Premium by Region (1)
Florida	$504,362	$405,409	$98,953
Gulf	162,451	155,640	6,811
Northeast	132,932	115,631	17,301
Southeast	79,174	70,711	8,463
Total direct written premium by region	878,919	747,391	131,528
Assumed premium (2)	81,295	41,017	40,278
Total gross written premium by region	$960,214	$788,408	$171,806

Gross Written Premium by Line of Business
Personal property	$682,991	$617,974	$65,017
Commercial property	277,223	170,434	106,789
Total gross written premium by line of business	$960,214	$788,408	$171,806
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2018 and 2017 is primarily commercial property business assumed from unaffiliated insurers.

UNITED INSURANCE HOLDINGS CORP.

	Nine Months Ended September 30,
New and Renewal Policies By Region (1)	2018	2017	Change
Florida	191,668	174,750	16,918
Gulf	102,429	100,231	2,198
Northeast	100,959	86,421	14,538
Southeast	69,037	59,875	9,162
Total	464,093	421,277	42,816
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

Expenses

Expenses for the nine months ended September 30, 2018 increased $28,955,000, or 5.8%, to $527,782,000 from $498,827,000 for the same period in 2017. The increase in expenses was primarily due to the change in presentation of ceding commission income in 2018 from other revenue to policy acquisition costs. The calculations of our loss ratios and underlying loss ratios are shown below.

	Nine Months Ended September 30,
	2018	2017	Change
Net Loss and LAE	$286,393	$293,398	$(7,005)
% of Gross earned premiums	32.8%	41.2%	(8.4) pts
% of Net earned premiums	56.4%	70.0%	(13.6) pts
Less:
Current year catastrophe losses	$58,250	$115,025	$(56,775)
Prior year reserve (favorable) development	(4,207)	(2,819)	(1,388)
Underlying loss and LAE (1)	$232,350	$181,192	$51,158
% of Gross earned premiums	26.6%	25.5%	1.1 pts
% of Net earned premiums	45.8%	43.2%	2.6 pts
(1) Underlying Loss and LAE is a non-GAAP measure and is reconciled above to Net Loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios and underlying expense ratios are shown below.

	Nine Months Ended September 30,
	2018	2017	Change
Policy acquisition costs	$153,716	$125,302	$28,414
Operating and underwriting	28,976	19,020	9,956
General and administrative	51,326	58,825	(7,499)
Total Operating Expenses	$234,018	$203,147	$30,871
% of Gross earned premiums	26.8%	28.5%	(1.7) pts
% of Net earned premiums	46.1%	48.4%	(2.3) pts
Less:
Ceding commission income (1)	$—	$30,185	$(30,185)
Underlying expense (2)	$234,018	$172,962	$61,056
% of Gross earned premiums	26.8%	24.3%	2.5 pts
% of Net earned premiums	46.1%	41.3%	4.8 pts

UNITED INSURANCE HOLDINGS CORP.

(1) For the nine months ended September 30, 2018, we presented $31,665,000 of ceding commissions earned as a $7,202,000 decrease to ceded earned premium and a $24,463,000 decrease in policy acquisition costs, which reduced other revenue and removed the distortive impact to our underlying expense ratio
(2) Underlying Expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

Loss and LAE decreased $7,005,000, or 2.4%, to $286,393,000 for the nine months ended September 30, 2018 from $293,398,000 for the same period in 2017. Loss and LAE expense as a percentage of net earned premiums decreased 13.6 points to 56.4% for the year, compared to 70.0% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2018, was 26.6%, an increase of 1.1 points from 25.5% during the nine months ended September 30, 2017.

Policy acquisition costs increased $28,414,000, or 22.7%, to $153,716,000 for the nine months ended September 30, 2018 from $125,302,000 for the same period in 2017. The primary driver of the increase was the managing general agent fees related to AmCo commercial premiums which increased by approximately $41,700,000 and which was offset by the approximately $24,500,000 decrease resulting from the presentation change of ceding commission income in 2018.

Operating expenses increased $9,956,000, or 52.3%, to $28,976,000 for the nine months ended September 30, 2018 from $19,020,000 for the same period in 2017, primarily due to increased costs related to the Company's ongoing growth, such as incurred expenses related to software and computer services of which increased by approximately $3,400,000, expenses related to agent incentives which increased by approximately $2,700,000 and costs related to assessments of approximately $1,900,000.

General and administrative expenses decreased $7,499,000, or 12.7%, to $51,326,000 for the nine months ended September 30, 2018 from $58,825,000 for the same period in 2017, primarily due to non-recurring merger expenses of approximately $7,000,000 and amortization costs of approximately $5,600,000 related to the merger with AmCo which occurred during the nine months ended September 30, 2017. This was offset by increases in salary expenses of approximately $7,300,000 during the nine-month period ended September 30, 2018.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners (NAIC) may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 12 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

During the nine-month period ended September 30, 2018 we contributed $40,000,000 of capital to form our new insurance subsidiary. During the nine-month period ended 2017, we contributed $450,000 of capital to our insurance subsidiaries. We may make future contributions of capital to our insurance subsidiaries as circumstances require. See Note 17 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

UNITED INSURANCE HOLDINGS CORP.

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

On April 3, 2017, we successfully completed our acquisition of AmCo. The acquisition was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as merger consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo. As a result of the mergers, AmCo merged with and into a wholly-owned subsidiary of the Company. We incurred $7,000,000 of merger-related expenses. Please refer to Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the merger transaction.

On September 12, 2018, we contributed $40,000,000 to fund a new subsidiary, Journey Insurance Company, and RJ Kiln & Co. (No. 3 Limited) (Kiln) contributed $20,000,000 for total funding of $60,000,000. JIC is owned 66.7% by the Company and 33.3% by Kiln.

Financial Covenants

$150M Senior Notes - Our $150M senior notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without selling the $150M senior notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At September 30, 2018, we were in compliance with the covenants in the $150M senior notes.

Florida State Board of Administration Note Payable - Our $20,000,000, 20-year note payable to the Florida State Board of Administration (the SBA note) requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate (as defined in the SBA note agreement), which was 2.85% at the end of September 2018. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which was 2.84% at the end of September 2018. Our SBA note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2018, we were in compliance with the covenants in the SBA note.

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

In addition, the BB&T note requires that we establish and maintain with BB&T at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate

UNITED INSURANCE HOLDINGS CORP.

headquarters, which has been pledged to the bank as security for the loan. At September 30, 2018, we were in compliance with the covenants in the BB&T note.

Cash Flows for the nine months ended September 30, 2018 and 2017 (in millions)

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

During the nine months ended September 30, 2018, operating assets and liabilities were impacted by catastrophe losses associated with Hurricane Florence and other non-weather related loss events. During the nine months ended September 30, 2017, operating cash was influenced by Hurricanes Harvey and Irma, each of which occurred during the third quarter of 2017. Reinsurance recoverables on paid and unpaid losses decreased during the nine months ended September 30, 2018 compared to 2017 as we received funding from our reinsurers during 2018 for the catastrophe losses incurred in 2017. As these claims continue to close, we expect to see less volatility regarding these reinsurance recoverables. Reinsurance payables also increased as we entered our 2018-2019 reinsurance contacts.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the nine months ended September 30, 2017, we had an increase of $95,284,000 in cash provided by investing activities as the result of the merger with AmCo that did not occur during the nine months ended September 30, 2018.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the nine months ended September 30, 2018, cash provided by financing activities increased by $20,000,000 as the result of our strategic partnership to form JIC, as well as a $17,064,000 increase in cash used in financing activities as the result of outstanding checks in excess of funds on deposit.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2018, we did not have any off-balance-sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017. We had no material changes in our market risk during the nine months ended September 30, 2018.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to previously disclosed material weaknesses in internal control over financial reporting as discussed below. These material weakness were identified and discussed in Part II, Item 9A of our Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K).

Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Remediation Plans

Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weaknesses previously identified in the 2017 Form 10-K. These plans include implementing effective controls over third-party systems and working with the providers to receive timely Service Organization Control reports in the future, as well as focusing on the accounting and disclosure for unusual and complex transactions, while augmenting existing staff with additional skilled accounting resources and strengthening the review process to improve the operation of financial reporting and corresponding internal controls. These new controls and procedures are in the process of being implemented and will be tested in connection with audit procedures for the year ending December 31, 2018. Until management has tested the remediation and concluded that the controls are operating effectively as designed, the material weaknesses will continue to exist.

UNITED INSURANCE HOLDINGS CORP.

Changes in Internal Control over Financial Reporting

Except for the material weakness remediation efforts identified above, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2018.

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

At September 30, 2018, we were not involved in any material non-claims-related legal actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine months ended September 30, 2018, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

10.1	Form of Stock Option Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan

10.2	Form of Restricted Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan

10.3	Form of Performance Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan

10.4
Amendment to Employment Agreement, dated October 10, 2018, between United Insurance Holdings Corp. and John Forney (included as Exhibit 10.1 to the Form 8-K filed on October 16, 2018, and incorporated herein by reference)

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

UNITED INSURANCE HOLDINGS CORP.

November 7, 2018	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

November 7, 2018	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)