Form 10-K
period 2018-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2019-03-18
CIK 1401521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________

FORM 10-K
___________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Commission File Number 001-35761
United Insurance Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-3241967
(State of Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification Number)
800 2nd Avenue S
St. Petersburg, Florida 33701
(Address of Principal Executive Offices, including Zip Code)
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

The aggregate market value of shares of the registrant’s common stock held by non–affiliates of the registrant was approximately $393,570,120 as of June 29, 2018, calculated using the closing sales price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2019, 42,983,953 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Annual Report on Form 10-K (Form 10-K), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy and claim counts or where more specific language or context indicates a different presentation. In the narrative sections of this Form 10-K, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K or in documents incorporated by reference contain or may contain “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, gross written premium, earnings per share, estimated unpaid losses on insurance policies, investment returns, and diversification and expectations about our liquidity, our ability to meet our investment objectives and our ability to manage and mitigate market risk with respect to our investments. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “plan,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our exposure to catastrophic events and severe weather conditions;

•	the regulatory, economic and weather conditions present in Florida, the state in which we are most concentrated;

•	our ability to cultivate and maintain agent relationships, particularly our relationship with AmRisc, LLC (AmRisc);

•	the possibility that actual claims incurred may exceed our loss reserves for claims;

•	assessments charged by various governmental agencies;

•	our ability to implement and maintain adequate internal controls over financial reporting;

•	our ability to maintain information technology and data security systems, and to outsource relationships;

•	our reliance on key vendor relationships, and the ability of our vendors to protect the personal information of our customers;

•	our ability to attract and retain the services of senior management;

•	risks and uncertainties relating to our acquisitions, including our ability to successfully integrate the acquired companies;

•	our ability to generate sufficient cash to service all of our indebtedness and comply with covenants related to our indebtedness;

•	our ability to increase or maintain our market share;

•	changes in the regulatory environment present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost, viability and availability of reinsurance;

•	our ability to collect from our reinsurers on our reinsurance claims;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	the possibility of the pricing and terms for our products to decline due to the historically cyclical nature of the property and casualty insurance and reinsurance industry;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	downgrades in our financial strength ratings;

•	the impact of future transactions of substantial amounts of our common stock by us or our significant stockholders on our stock price;

•	our ability to pay dividends in the future;

•
the ability of R. Daniel Peed and his affiliates to exert significant control over us due to substantial ownership of our common stock, subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities; and

•	the other risks identified in this report, including under “Risk Factors” in Part I, Item 1A.
We caution you to not place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

United Insurance Holdings Corp. (referred to in this Form 10-K as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in the residential personal and commercial property and casualty insurance business in the United States. Our largest insurance subsidiary is United Property & Casualty Insurance Company (UPC), and we also write business through American Coastal Insurance Company (ACIC), Family Security Insurance Company (FSIC), Interboro Insurance Company (IIC), and Journey Insurance Company (JIC). Our insurance subsidiaries provide personal residential and commercial property and casualty insurance products that protect our policyholders against losses due to damages to structures and their contents. Some of our insurance subsidiaries sell policies that protect against liability for accidents as well as property damage. Our non-insurance subsidiaries support our insurance and investment operations.

As of December 31, 2018, approximately 41.2 % of our policies in-force were written in Florida. We also write in Connecticut, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Texas. We are licensed to write, but have not commenced writing business, in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. A fundamental part of our strategy is to diversify our operations outside of Florida and to write in multiple states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

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

On April 3, 2017, the Company acquired AmCo Holding Company (AmCo) and its subsidiaries through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as merger consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo.

On August 30, 2018, the Company, in strategic partnership with RJ Kiln & Co. (No. 3 Limited) (Kiln), a subsidiary of Tokio Marine Kiln Group Limited, formed JIC. The Company owns 66.7% of JIC, while Kiln owns 33.3%.

Financial strength or stability ratings are important to insurance companies in establishing their competitive position and may impact an insurance company’s ability to write policies. We are rated by Demotech, AM Best, and Kroll Bond Rating Agency (Kroll). Demotech maintains a letter-scale financial stability rating system ranging from A’’ (A double prime) to L (licensed by insurance regulatory authorities). AM Best maintains a letter-scale financial strength rating system ranging from A++ (Superior) to S (suspended). Kroll maintains a letter-scale financial strength rating system for insurance companies ranging from AAA (extremely strong operations and no risk) to R (operating under regulatory supervision). The financial strength or stability ratings of our insurance company subsidiaries as of December 31, 2018 are listed below. With these ratings, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.

Subsidiary	Demotech Rating	AM Best	Kroll Rating
UPC	A		A-
ACIC	A’		A-
FSIC	A		A-
IIC	A		A-
JIC		A-

UNITED INSURANCE HOLDINGS CORP.

As of December 31, 2018, we had 293 employees. We are not party to any collective bargaining agreements and we have not experienced any work stoppages or strikes as a result of labor disputes. We believe we have good working relationships with our employees.

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

Strategic Risk Management

UPC Insurance uses a strategic approach to manage inherent volatility through geographic and product diversification. In 2018, we continued to grow our premium base in our existing states. Our gross written premiums increased by 20% in 2018 compared to 2017. This is primarily a reflection of organic growth in new and renewal business generated in all regions. We will continue to evaluate opportunities to expand our product offerings into states where we can leverage existing distribution capabilities. Primary factors considered in the evaluation of a potential new state include weather-related catastrophe history, the legal climate, and the competitive state of the market. Refer to “Geographic Markets” below for further information on our geographic distribution.

Financial Risk Management

We take a financial approach to manage risk using robust reinsurance programs, low financial leverage and a conservative investment approach. UPC Insurance has several reinsurance programs in place including quota share, catastrophe excess-of-loss, and aggregate catastrophe. During 2018, our excess-of-loss reinsurance program covered all four of our wholly-owned insurance subsidiaries, gaining synergies in reinsurance costs and increasing our coverage limits for the June 1, 2018 to May 31, 2019 program year. Refer to Note 9 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our reinsurance program.

We also limit our financial leverage. In December 2017, the Company issued $150,000,000 of senior notes, the proceeds of which we have used to support our growth initiatives, such as forming JIC. We have a debt covenant in place which requires us to maintain a financial leverage of less than 30%, and we believe that this is a conservative limit to our leverage. As of December 31, 2018, our financial leverage was 23%. Refer to Note 11 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our debt offerings.

We follow a conservative investment approach using two outside investment management companies. Each manager has the authority and discretion to manage our investments, subject to the investment guidelines established by the Investment Committee of our Board of Directors and the direction of management. Our portfolio is primarily invested in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $951,836,000 at December 31, 2018, compared to $854,531,000 at December 31, 2017 with approximately 87.2% of our fixed maturities invested in U.S. Treasuries, or corporate bonds rated “A” or better. Refer to Note 3 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information on our investment policies.

Operational Risk Management

Finally, we use an operational approach to manage risk by in-sourcing key insurance functions and establishing strong external distribution partnerships. During 2018, we continued to focus on the development of our internal claims department function. In 2017, we created a robust “UPC University” training program for our incoming claims adjusters, focused on providing world class service to our policyholders. In addition, we have leveraged our investments in internally developed claims and policy administration systems and analytics to manage exposure growth and improve profitability.

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

PRODUCTS AND DISTRIBUTION

In 2017 and 2018, we continued to diversify our product mix, including through our merger with AmCo, which resulted in an increase in our commercial products from 3% of our product mix at December 31, 2016 to 28% of our product mix at December 31, 2018.

Personal Residential Products

Policies we issue under our homeowners’ program provide structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners. Personal residential products are offered in all states in which we write business.

In 2018, personal residential property policies (by which we mean both standard homeowners’, dwelling fire, renters and condo owners’ policies) produced written premium of $871,307,000 and accounted for 70% of our total gross written premium. Approximately 54% of the personal residential gross written premium was written outside of Florida.

We have developed a unique and proprietary homeowners’ product. This product uses a granular approach to pricing for catastrophe perils. Our objective is to create specific geographic areas such that within each area or “catastrophe band” the expected losses are within a specified range of error or approximation from a central estimate. These areas may have millions

UNITED INSURANCE HOLDINGS CORP.

of data points that help us create distance-to-coast factors that provide a sophisticated market segmentation that is highly correlated to our risk exposure and reinsurance costs.

Loss and loss adjustment expenses related to our personal residential products tend to be higher during periods of severe or inclement weather, which varies from state to state.

Commercial Residential Products

We provide commercial multi-peril property insurance for residential condominium associations in Florida. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered cause of loss such as fire, wind, hail, water, theft and vandalism.

In 2018, commercial policies produced written premium of $362,000,000 and accounted for 28% of our total gross written premium.

Not-At-Risk Offerings

On our flood, equipment breakdown and identity theft policies, we earn a commission while retaining no risk of loss, since all such risk is ceded to the federal government via the National Flood Insurance Program (flood risk) and other private companies (other risks). We offer flood policies in all states in which we write business. Flood policies produced written premium of $19,207,000 and accounted for 2% of our total gross written premium at December 31, 2018.

Underwriting

We price our product at levels that we project will generate an acceptable underwriting profit. We aim to be granular in our approach, so that our price can accurately reflect the risk and profitability of each potential customer. In our proprietary pricing algorithm, we consider insurance credit scores (where allowable) and historical attritional loss costs for the rating territory in which the customer resides, as well as projected reinsurance costs based on the specific geographic and structural characteristics of the home. In addition to the specific characteristics of the policy being priced, we also evaluate the reinsurance costs of each incremental policy on our portfolio as a whole. In this regard, we seek to optimize our portfolio by diversifying our geographic exposure in order to limit our probable maximum loss, total insured value and average annual loss. As part of this optimization process, we use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address.

We have established underwriting guidelines designed to provide a uniform approach to our risk selection and designed to achieve acceptable underwriting profitability. Our underwriters review the property inspection report during their risk evaluation and, if the policy does not meet our underwriting criteria, we have the right to cancel the policy within 90 days in Florida and within 60 days in all other states in which we operate.

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

Distribution Channels

As of December 31, 2018, we market and distribute our policies to consumers through approximately 9,000 independent agents representing over 6,300 agencies, with only one agency, Allstate, representing more than 10% of our revenue. UPC Insurance has focused on the independent agency distribution channel since its inception, and we believe independent agents and agencies build relationships in their communities that can lead to profitable business and policyholder satisfaction. We believe we have built significant credibility and loyalty with the independent agent communities in the states in which we operate through (i) our extensive training for full-service insurance agencies that distribute our products, (ii) periodic business reviews using established benchmarks and goals for premium volume and profitability, and (iii) regular visits from the Company’s executives to strengthen the personal relationships with our agents and agencies. Also, each state is assigned a sales representative from UPC Insurance who lives in the community, recruits new agents and agencies, and provides direct support for existing agents and agencies.

Typically, a full-service agency is small to medium in size and represents several insurance companies for both personal and commercial product lines. We depend on our independent agents to produce new business for us. We compensate our

UNITED INSURANCE HOLDINGS CORP.

independent agents primarily with fixed-rate commissions that we believe are consistent with those generally prevailing in the market. In 2018, we expanded our commission program in order to allow agents and brokers to be eligible to earn a bonus commission based on the overall profitability of policies they place with UPC Insurance in a particular year.

In addition to our relationships with individual agencies, we have important partnerships with other insurance companies and industry associations. The largest of these relationships are with Allstate and GEICO. In Florida, Allstate’s Ivantage program refers Allstate auto insurance customers to our company and other partner companies to provide homeowners’ insurance. We partner with GEICO to underwrite homeowners’ policies for some of their auto customers. We also have a partnership with the Florida Association of Insurance Agents (FAIA) to serve as a conduit between UPC Insurance and many smaller insurance agencies in Florida with whom we do not have direct relationships.

GEOGRAPHIC MARKETS

The table below shows the geographic distribution of our policies in-force as of December 31, 2018, 2017 and 2016.

Policies In-Force By Region (1)	2018	2017	2016
Florida	239,725	217,763	187,414
Gulf	126,285	124,649	103,207
Northeast	130,808	110,550	93,258
Southeast	85,278	75,231	67,276
Total	582,096	528,193	451,155
(1) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

The table below shows the geographic distribution of our total insured value (TIV) of all polices in-force as of December 31, 2018, 2017 and 2016.

UNITED INSURANCE HOLDINGS CORP.

TIV By Region(1)	2018	2017	2016
Florida	$160,406,387	$144,151,960	$80,444,296
Northeast	85,296,121	70,480,702	61,327,280
Gulf	51,219,071	50,844,315	40,411,989
Southeast	37,913,396	33,607,596	31,931,399
Total	$334,834,975	$299,084,573	$214,114,964
(1) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

COMPETITION

Our target market for homeowners' insurance, our primary product offering, includes the 18 states in which we are currently licensed plus the state of Maine, where we plan to obtain a license at some point in the future. The following table summarizes the homeowners' insurance market countrywide for the year ended December 31, 2018, the date for which the most current data is available (dollars in thousands):

Countrywide Property Insurance Market - 2018 Homeowners DWP *
2018 Rank	Company Name	Direct Written Premium	Market Share
1	State Farm Group	$18,177,462	18.5%
2	Allstate Insurance Group	8,262,445	8.4%
3	Liberty Mutual Group	6,655,452	6.8%
4	USAA Group	6,170,558	6.3%
5	Farmers Insurance Group	5,795,044	5.9%
6	Travelers Group	3,766,277	3.8%
7	American Family Insurance Group	3,276,280	3.3%
8	Nationwide Corp Group	3,184,627	3.2%
9	Chubb Ltd. Group	2,832,082	2.9%
10	Erie Insurance Group	1,675,976	1.7%
11	Auto Owners Group	1,571,704	1.6%
12	Progressive Group	1,403,095	1.4%
13	American International Group	1,153,294	1.2%
14	Universal Insurance Holding Group	1,116,377	1.1%
15	Metropolitan Group	1,102,128	1.1%
16	Hartford Fire & Casualty Group	983,754	1.0%
17	CSAA Insurance Group	924,000	0.9%
18	Amica Mutual Group	909,196	0.9%
19	Auto Club Enterprises Insurance Group	827,909	0.8%
20	National Gen Group	792,392	0.8%
21	United Insurance Holdings Group	786,377	0.8%
22	Heritage Insurance Holdings Group	783,541	0.8%
23	Country Insurance & Financial Services Group	698,990	0.7%
24	Automobile Club MI Group	684,538	0.7%
25	Assurant Inc Group	672,055	0.7%
	Total - Top 25 Insurers	$74,205,553	75.7%
	Total - All Insurers	$98,019,967	100.0%
* The information displayed in the table above is compiled and published by the National Association of Insurance Commissioners (NAIC) as of December 31, 2018 based on information filings submitted annually by all licensed insurance companies. The information above is presented on a consolidated or aggregated basis for each insurance company group. The amounts shown in the table above are also on a statutory basis and exclude non-Homeowners lines of business that are included in the Company’s total direct written premium for 2018.

We compete primarily on the basis of product features, the strength of our distribution network, the quality of our services to our agents and policyholders, and our long-term financial stability. Our long and successful track record writing homeowners’ insurance in catastrophe-exposed areas has enabled us to develop sophisticated pricing techniques that endeavor to accurately reflect the risk of loss while allowing us to be competitive in our target markets. This pricing segmentation approach allows us to offer products in areas that have a high demand for property insurance yet are under-served by the national carriers. However, we face the risk that policyholders may be able to obtain more favorable terms from competitors rather than renewing coverage with us.

UNITED INSURANCE HOLDINGS CORP.

REGULATION

We are subject to extensive regulation in the jurisdictions in which our insurance company subsidiaries are domiciled and licensed to transact business, primarily at the state level. UPC, ACIC, and JIC are domiciled in Florida, FSIC is domiciled in Hawaii, and IIC is domiciled in New York. UPC Insurance is also regulated by the NAIC. In general, these regulations are designed to protect the interests of insurance policyholders.

Such regulations have a substantial effect on certain areas of our business, including:

•insurer solvency,
•reserve adequacy,
•insurance company licensing and examination,
•agent and adjuster licensing,
•rate setting,
•investments,
•assessments or other surcharges for guaranty funds,
•transactions with affiliates,
•the payment of dividends,
•reinsurance,
•protection of personal information,
•risk solvency assessment and enterprise risk management,
•cyber security,
•statutory accounting methods, and

•	numerous requirements relating to other areas of insurance operations, including policy forms, underwriting standards and claims practices.

Our insurance subsidiaries provide audited statutory financial statements to the various insurance regulatory authorities. With regard to periodic examinations of an insurance company’s affairs, insurance regulatory authorities, in general, defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities from any state in which we operate may conduct examinations at their discretion. In 2018, the Hawaii Insurance Division of the Department of Commerce and Consumer Affairs finished performing a regularly scheduled statutory examination of FSIC for the five years ended December 31, 2016. There were no significant findings resulting from this examination.

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

The level of required risk-based capital is calculated and reported annually.  The table below outlines each of our subsidiary’s RBC ratios, all of which were in excess of minimum requirements, as of December 31, 2018.

Subsidiary	RBC Ratio
UPC	301%
ACIC	580%
FSIC	306%
IIC	1,109%
JIC	20,345%

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

Insurance Holding Company Regulation

As a holding company of insurance subsidiaries, we are subject to laws governing insurance holding companies in Florida, Hawaii and New York. These laws, among other things: (i) require us to file periodic information with the insurance regulatory authority, including information concerning our capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between our affiliates and us, including the amount of dividends and other distributions and the terms of surplus notes: and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our common stock could be presumed to have acquired control of us unless the insurance regulatory authority, upon application, determines otherwise.

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliates for services (i.e., management fees and commissions). We have a long-term management agreement among our managing company, United Insurance Management L.C., UPC and FSIC which presently provides for monthly management fees. The Florida Office of Insurance Regulation and the Hawaii Insurance Division must approve any changes to this agreement.

AmRisc, a managing general underwriter, handles the underwriting, claims processing and premium collection for AmCo and JIC, for monthly management fees.

The Company does not utilize a managing general agent structure in New York. Instead, UPC Insurance allocates a portion of relevant expenses to IIC for statutory accounting purposes at cost.

UNITED INSURANCE HOLDINGS CORP.

CORPORATE INFORMATION

United Insurance Holdings Corp. was incorporated in Delaware in 2012. Our principal executive offices are located at 800 2nd Avenue S., St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737. We are listed on the Nasdaq stock exchange under ticker symbol “UIHC.”

Segments

We conduct our operations under one business segment.

Available Information

We make available, free of charge through our website, www.upcinsurance.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (SEC).

You may also access this information at the SEC’s website (www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

UNITED INSURANCE HOLDINGS CORP.

Item 1A. Risk Factors

Many factors affect our business, financial condition and results of operations, some of which are beyond our control. If any of the following risks or uncertainties occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and investors could lose all or part of their investment in our securities. Additional risks and uncertainties we are unaware of, or we currently deem immaterial, may also become important factors that affect us. Before making an investment in our securities, investors should carefully consider the risk factors discussed below, together with the other information in this report, including the section entitled Forward-looking Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the other reports and materials filed by us with the SEC.

RISKS RELATED TO OUR BUSINESS

As a property and casualty insurer, we may experience significant losses, and our financial results may vary from period to period, due to our exposure to catastrophic events and severe weather conditions, the incidence and severity of which could be affected by the unpredictability of future catastrophic events and severe weather conditions.

Our property and casualty insurance operations expose us to risks arising from catastrophes. Catastrophes can be caused by various natural events, including but not limited to hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hail, sinkholes, severe winter weather and fires, or man-made events, such as terrorist attacks (including those involving nuclear, biological, chemical or radiological events), cybercrimes or consequences of war or political instability. We may incur catastrophe losses that exceed the amount of:

•catastrophe losses experienced in prior years;
•catastrophe losses projected to be incurred, using third-party catastrophe modeling software;
•catastrophe loss estimates used to develop prices for our products; or
•our current reinsurance coverage (which would cause us to have to pay such excess losses).

The incidence and severity of weather conditions are inherently unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. Florida, South Carolina and Texas, all states in which we write policies, have experienced significant hurricanes in recent years, which some weather analysts believe is consistent with a period of sustained greater hurricane activity. Climate change, to the extent that it may affect weather patterns, may cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide insurance to our policyholders in the future. Governmental entities may also respond to climate change by enacting laws and regulations that may increase our cost of providing insurance in the future, which could adversely affect demand.

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

A significant portion of our policies in-force is concentrated in Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will likely have a more significant impact on our revenues and profitability compared to such conditions in other jurisdictions in which we operate. Furthermore, changes in such conditions in Florida could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

In addition, due to Florida’s climate, we are subject to increased exposure to certain catastrophic events such as hurricanes, tropical storms and tornadoes, as well as an increased risk of losses. The occurrence of one or more catastrophic events or other conditions affecting losses in Florida may cause a disproportionately adverse effect on our results of operations and financial condition.

UNITED INSURANCE HOLDINGS CORP.

Because we rely on insurance agents, the loss of these agent relationships, particularly our relationship with AmRisc, LLC (“AmRisc”), or our inability to attract and incentivize new agents could have an adverse impact on our business.

We market our policies to a broad range of prospective policyholders through approximately 9,000 independent agents representing over 6,300 agencies as of December 31, 2018. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents commonly represent other insurance companies, including our competitors, and we do not control their activities. As a result, we must compete with other insurers for independent agents’ business. Historically, we have used marketing relationships with national insurance companies and associations of independent insurance agents to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network and policies in force. Failure to grow or maintain our agency relationships, a failure to attract and incentivize new agents or the failure of agents to act as anticipated could adversely affect sales of our insurance products.

Additionally, ACIC and JIC have managing agency contracts (the MGA contracts) with AmRisc, pursuant to which AmRisc serves as ACIC’s and JIC’s managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida in accordance with ACIC’s and JIC’s underwriting guidelines. The contract between ACIC and AmRisc is exclusive, while the contract between JIC and AmRisc is not. Under the MGA contracts, AmRisc must produce a certain volume of business for ACIC. Therefore, failure of AmRisc to produce the required volume of business could cause us to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find a replacement managing general agent (because of AmRisc’s failure to produce the required volume of business or otherwise) or otherwise increase the production of premiums, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Given the concentration of ACIC’s and JIC’s commercial business and operations with AmRisc, AmRisc may have substantial leverage in negotiations with ACIC and JIC regarding the MGA contracts, and amendments to the terms and conditions of the MGA contracts and other changes to the commercial relationship between AmRisc and ACIC on the one hand, and AmRisc and JIC, on the other hand, could have a material adverse effect on our business, financial condition and results of operations. Following the termination or expiration of the MGA contracts (set to occur in 2022 for ACIC and 2023 for JIC), ACIC’s and JIC’s ability to compete for and solicit renewals of business previously underwritten by AmRisc on their respective behalves may be limited by legal, commercial and other impediments, including AmRisc’s relationship with other insurance producers that control the business. Such impediments could have a material adverse effect on our financial condition and results of operations due to the concentration of ACIC’s and JIC’s business with AmRisc.

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

The process of estimating our loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends, legislative changes, and varying judgments and viewpoints of the individuals involved in the estimation process, among others. In addition, application of statistical and actuarial methods in estimating our loss reserves may require the adjustment of overall reserves upward or downward from time to time. Future loss experience substantially in excess of our loss reserves could substantially harm our results of operations and financial condition.

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

UNITED INSURANCE HOLDINGS CORP.

the same reporting period in our financial statements and may cause a material adverse effect on our results of operations in a particular reporting period.

Our failure to implement and maintain adequate internal control over financial reporting in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

“Internal control over financial reporting” refers to those processes within a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to annually assess the effectiveness of our internal control over financial reporting.

If we fail to achieve and maintain adequate internal controls, or if we have material weaknesses in our internal controls, in each case in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Because effective internal controls are necessary for us to produce reliable financial reports, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, and the market price for our stock could decline if our internal controls are ineffective or if material weaknesses in our internal controls are identified.

If we experience difficulties with our information technology or data security systems and/or outsourcing relationships, our ability to conduct our business could be negatively impacted, which could adversely affect our financial condition or results of operations.

We use computer systems to store, retrieve, evaluate and utilize customer, employee and company data and information. While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our information technology systems and upon our contractors’ and third-party administrators’ ability to perform necessary business functions in an efficient and uninterrupted fashion, such as the processing of policies and the adjusting of claims. Because our information technology and telecommunications systems interface with and often depend on these third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Despite our implementation of security measures, our information technology systems are vulnerable to computer viruses, natural disasters, unauthorized access, cyber-attacks, system failures, human error and negligence and similar disruptions. A material breach in the security of our information technology systems and data could include the theft of our confidential or proprietary information, including trade secrets, and the personal information of our customers, claimants and employees. From time to time, we have experienced threats to our data and information technology systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. To the extent that any disruptions or security breaches result in a loss or damage to our data or inappropriate disclosure of proprietary or confidential information, it could cause significant damage to our reputation, adversely affect our relationships with our customers, result in litigation, increased costs and/or regulatory penalties, and ultimately harm our business. Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition and results of operations.

In addition, we may transmit, receive and store personal, confidential and proprietary information by any number of standard data transmission methods or other electronic means. Although we attempt to keep such information confidential, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information. Furthermore, we are subject to compliance with laws and regulations enacted by U.S. federal and state governments, or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The compromise of personal, confidential or proprietary information could result in remediation costs, legal liability, regulatory action and reputational harm.

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

UNITED INSURANCE HOLDINGS CORP.

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

Our success has been and will continue to be greatly influenced by our ability to attract and retain the services of senior management, the loss of any of whom could have an adverse effect on our business, financial condition or results of operations.

Our senior executive officers play an integral role in the development and management of our business.  Due to the intense competition in our industry for senior executive officers with demonstrated ability, we cannot guarantee that any such officers will continue their employment with us. Additionally, we do not maintain any key person life insurance policies on any of our officers or employees. Losing any of our senior executive officers could also have an adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Our results of operations and financial condition could be adversely affected if we are unsuccessful in attracting and retaining senior executive officers.

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

In connection with an acquisition or merger, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders’ percentage of ownership. As a result, there is a risk of transaction-related litigation. Such strategic transactions could pose numerous risks to our operations, including risks relating to:

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

Our Senior Notes place certain restrictions on our operations and our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our financial condition and results of operations.

Our 6.25% Senior Notes due 2027 (Senior Notes) place certain restrictions on the Company’s financial operations. Because we are a holding company, our assets consist primarily of the securities of our subsidiaries. The negative pledge provisions in the Senior Notes limit our ability to pledge securities of our subsidiaries and restrict dispositions of the capital stock of our subsidiaries. Our Senior Notes require us to maintain certain financial ratios and to comply with various operational and other covenants, including limitations on our ability to incur any indebtedness unless certain conditions are met. Our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default and an acceleration of the maturity of the Senior Notes. We cannot assure you that our assets or cash flow would be

UNITED INSURANCE HOLDINGS CORP.

sufficient to fully repay the Senior Notes if accelerated, or that we would be able to restructure the payments on the Senior Notes. This could have a material adverse impact on our financial condition and results of operations.

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

In addition, industry developments could further increase competition in our industry. These developments could include:

•
an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better premium pricing and/or policy terms;

•	an increase in programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;

•	changes in state regulatory climates; and

•	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to us.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available. If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.

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

The insurance industry is extensively regulated and supervised. Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders, and other investors. This regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. We are subject to comprehensive regulation and supervision by state insurance departments in all states in which our insurance subsidiaries are domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. The regulations of each state are unique and complex and subject to change, and certain states may have regulations that conflict with the regulations of

UNITED INSURANCE HOLDINGS CORP.

other states in which we operate. As a result, we are subject to the risk that compliance with the regulations in one state may not result in compliance with the regulations in another state.

We strive to maintain all required licenses and approvals. However, we may not fully comply with the wide variety of applicable laws and regulations. The relevant authority’s interpretation of the laws and regulations also may change from time to time. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals or do not comply with applicable regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.

State statutes and administrative rules generally require each insurance company to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system. Failure to comply with such requirements may materially affect the operations, management or financial condition of the insurers. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and other financial and non-financial components of an insurer’s business. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success.

Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, from time to time Congress has considered and may in the future consider proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. For example, the Dodd-Frank Act established a Federal Insurance Office (FIO) within the U.S. Department of Treasury Department to collect data on the insurance industry, recommend changes to the state system of insurance regulation and preempt certain state insurance laws. The potential impact on our business as a result of the Dodd-Frank Act and the FIO’s current and future recommendations remains unclear; however, the implementation of any federal insurance regulations that constrain our business opportunities or reduce investment flexibility could negatively impact our business.

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

Our inability to obtain reinsurance on acceptable terms could increase our loss exposure or limit our ability to underwrite policies, which could adversely affect our results of operations and financial condition.

We use, and we expect to continue to use, reinsurance to help manage our exposure to property risks. Reinsurance is insurance for insurers and is fundamentally a promise by the reinsurer to pay possible future claims in exchange for the payment of a premium by the insurance company seeking reinsurance. Both the availability of reinsurance and the cost of reinsurance are subject to prevailing market conditions beyond our control, which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our

UNITED INSURANCE HOLDINGS CORP.

current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. We provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms or other events in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we may have to reduce the amount of risk we underwrite or accept higher reinsurance costs. Any of these alternatives may cause a material adverse effect on our results of operations and our financial condition.

Our inability to collect from our reinsurers on our reinsurance claims could have a material adverse effect on our business, results of operation, financial condition and cash flow.

We use reinsurance as a tool to manage risks associated with our business. However, we remain primarily liable as the direct insurer on all risks for which we obtain reinsurance. Our reinsurance agreements do not eliminate our obligation to pay claims to insureds. As a result, we are subject to counterparty risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: (i) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or (ii) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations. Collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our efforts to manage these risks through underwriting guidelines, collateral requirements and other oversight mechanisms may not be successful. As a result, our exposure to counterparty risk under our reinsurance agreements may have a material adverse effect on our results of operations, financial condition and cash flow.

Our investments are subject to market risks that may result in reduced returns or losses.

Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Investment Committee of the Board of Directors. Although our investment guidelines emphasize diversification of risks and conservation of principal and liquidity, our investments are subject to market risks and risks inherent in individual securities. In particular, interest rates are highly sensitive to many factors, including monetary and fiscal policy, domestic and international economic and political issues and other factors beyond our control.

Our portfolio is primarily invested in fixed income securities and changes in the general interest rate environment will affect our returns on, and the fair value of, our fixed maturity and short-term investments. A decline in interest rates reduces the interest rate payable on new fixed income investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduce the fair value of existing fixed maturities. The volatility of any losses may force us to liquidate securities, which may cause us to incur capital losses. Realized fixed income and equity and unrealized equity losses in our investment portfolio would generally reduce our book value and, if significant, could affect our ability to conduct business. In addition, defaults under, or impairments of, any of these investments as a result of financial problems with the issuer and, where applicable, its guarantor could reduce our net investment income and net realized investment gains or result in investment losses.

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

We may decide to invest an additional portion of our assets in equity securities, private equity limited partnership interests or other investments, which are subject to greater volatility than fixed maturity investments. Moreover, our private equity limited partnership interests are subject to transfer restrictions and may be illiquid. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the fair value of our equity securities or other investments, and could adversely affect our realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments or we may incur losses on sales of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

UNITED INSURANCE HOLDINGS CORP.

The fair value of our investment portfolio is also subject to valuation uncertainties. The valuation of investments is more subjective when the markets for these investments are illiquid and may increase the risk that the estimated fair value of our investment portfolio is not reflective of prices at which actual transactions would occur. Additionally, in the case of our private equity limited partnership interests, such valuations are determined by outside managers.

Our determination of the amount of other-than-temporary impairment to record varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective investment type. We revise our evaluations and assessments as conditions change and new information becomes available, and we reflect changes in other-than-temporary impairments in our Consolidated Statements of Comprehensive Income (Loss). We base our assessment of whether other-than-temporary impairments have occurred on our case-by-case evaluation of the underlying reasons for the decline in fair value. However, we may not accurately assess whether the impairment of one or more of our investments is temporary or other-than-temporary and the recorded amounts for other-than-temporary impairments in our financial statements may be inadequate. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

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

Trends in the insurance industry regarding claims and coverage issues, such as increased litigation and the willingness of courts to expand covered causes of loss, may contribute to increased litigation costs and increase our loss exposure under the policies that we underwrite.

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

UNITED INSURANCE HOLDINGS CORP.

A downgrade in our financial strength or stability ratings could adversely impact our business volume and our ability to access additional debt or equity financing.

Financial strength or stability ratings are important to an insurer’s competitive position. Ratings measure an insurance company’s ability to meet its obligation to contract holders and policyholders. High ratings help maintain public confidence in a company’s products, facilitate the marketing of its products and enhance the company’s competitive position. Rating agencies review their ratings periodically, and our current ratings may not be maintained in the future. If significant losses, such as those resulting from one or more major catastrophes, or significant reserve additions were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future to maintain our ratings or limit the extent of a downgrade. For example, a trend of more frequent and severe weather-related catastrophes may lead rating agencies to substantially increase their capital requirements.

We cannot guarantee that our insurance affiliates, UPC, FSIC, IIC, ACIC and JIC will maintain their current A (Exceptional) or higher ratings by Demotech, A- ratings by Kroll or A- rating by AM Best. Any downgrade of these ratings could impact the acceptability of our products to mortgage lenders that require homeowners to buy insurance, reduce our ability to retain and attract policyholders and agents and damage our ability to compete, which may cause a material adverse effect on our results of operations and financial condition. These material adverse effects could include, but are not limited to:

•	reducing demand for new sales of insurance products;

•	requiring us to modify our existing products or services, introduce new products or services or reduce prices for our products and services, in order to remain competitive;

•	adversely affecting our relationships with our independent agents;

•	materially increasing the number or amount of policy cancellations and non-renewals by policyholders;

•	requiring us to post additional collateral under certain of our financing transactions;

•	limiting financial flexibility and access to capital markets;

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all; and

•	increasing the interest rates on our outstanding Senior Notes.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Future sales of substantial amounts of our common stock by us or our existing stockholders could cause our stock price to decrease.

As of December 31, 2018, we had registered up to $100,000,000 of our securities (including our common stock) for sale from time to time in one or more offerings.  Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Additionally, we issued shares representing approximately 49% of the issued and outstanding common stock of the Company as consideration in the merger with AmCo, resulting in substantial dilution to our then-existing shareholders. Future share issuances in connection with merger transactions or other acquisitions could result in substantial additional dilution to our shareholders.

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

R. Daniel Peed beneficially owned approximately 32% of our issued and outstanding common stock at December 31, 2018. Mr. Peed also has a proxy from another member of RDX Holding, LLC, the former parent company of AmCo, who beneficially owns approximately 8% of our issued and outstanding common stock. As a result, Mr. Peed is able to exert substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other stockholders may disagree. Mr. Peed has the ability to exert significant influence over the following:

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

Further, we entered into a stockholder’s agreement with Mr. Peed and certain affiliates of Mr. Peed, which provides those stockholders with rights that our other stockholders do not have. Although the stockholder’s agreement requires shares beneficially owned by Mr. Peed and his affiliates to be voted in proportion to the votes cast by other stockholders on any proposal on which our stockholders are entitled to vote, this restriction will terminate on the earlier of (i) April 3, 2022 and (ii) the date that Mr. Peed and his affiliates beneficially own less than 25% of our voting securities.

Transactions by Mr. Peed and his affiliates involving our common stock may have an adverse effect on the price of our common stock.

As noted above, Mr. Peed beneficially owned approximately 32% of our issued and outstanding common stock as of December 31, 2018. The Company has granted Mr. Peed and his affiliates customary demand and piggyback registration rights pursuant to which, subject to certain limitations, all of such shares eligible to be registered under the Securities Act of 1933, as amended (the Securities Act), and may be offered and sold to the public from time to time after the effectiveness of the related registration statement. Such shares may also be resold into the public markets in accordance with an exemption from registration under the Securities Act, including Rule 144, subject to the volume limitations, manner of sale requirements and notice requirements thereof. Sales of our common stock by Mr. Peed and his affiliates could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our other stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by Mr. Peed and his affiliates could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

Provisions in our charter documents may make it harder for others to obtain control of us even though some stockholders might consider such a development to be favorable.

UNITED INSURANCE HOLDINGS CORP.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We use all of our owned and leased properties for office space. We own two buildings located in St. Petersburg, Florida. Our principal executive office contains approximately 40,000 square feet of commercial office space and associated property. Our second building contains approximately 7,800 square feet of commercial office space. Both buildings are used as our principal executive offices.

We lease in total approximately 15,800 square feet of office space located in Florida, New York, Hawaii, and Minnesota. These leases are generally short-term to medium-term leases of commercial office space.

Item 3. Legal Proceedings

We are involved in routine claims-related legal actions arising in the ordinary course of business. We accrue amounts resulting from claims-related legal actions in unpaid losses and loss adjustment expenses during the period that we determine an unfavorable outcome becomes probable and we can estimate the amounts. Management makes revisions to our estimates based on its analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation.

At December 31, 2018, we were not involved in any material non-claims-related legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (Nasdaq) under the symbol “UIHC”.

HOLDERS OF COMMON EQUITY

As of March 12, 2019, we had 4,283 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

DIVIDENDS

During 2018, we paid a regular quarterly dividend of $0.06 per share of our common stock. While we expect to continue to pay a regular quarterly dividend of $0.06 per share in 2019, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

On November 6, 2018, ACIC and IIC paid dividends to the Company of $50,000,000 and $1,764,000, respectively.

Under Florida law, Florida-domiciled insurers such as UPC, ACIC, and JIC may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

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

Alternatively, UPC, ACIC, or JIC may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

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

Except as provided above, Florida-domiciled insurers may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2018, we were in compliance with these requirements.

Under the insurance regulation of Hawaii, the maximum amount of dividends that a Hawaii-domiciled insurer such as FSIC may pay to its parent company without prior approval from the Hawaii Insurance Commissioner is:

1.	the lesser of:

a.	10% of the insurer’s surplus as of December 31 of the preceding year, or

b.	10% of the net income, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year.

In performing the net income test, property and casualty insurers may carry-forward income from the previous two calendar years that has not already been paid out as dividends. This carry-forward is computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and third immediately preceding calendar years. As of December 31, 2018, we were in compliance with these requirements.

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

New York law defines “adjusted net investment income” to mean net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto.

Under an agreement with the New York Department of Financial Services, we were prohibited from issuing dividends on behalf of IIC within two years of the acquisition date of April 29, 2016. As of December 31, 2018, this agreement was no longer in effect.

See Note 14 to our Notes to Consolidated Financial Statements for further discussion of restrictions on future payments of dividends by our insurance affiliates.

UNITED INSURANCE HOLDINGS CORP.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total stockholder return on our common stock from December 31, 2013 through December 31, 2018 as compared to the cumulative total return of the Russell 2000 Index and the Nasdaq Insurance Index. The cumulative total stockholder return is a concept used to compare the performance of a company’s stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on each December 31 from 2013 through 2018 of a $100 investment made on December 31, 2013 with all dividends reinvested.

	2013	2014	2015	2016	2017	2018
United Insurance Holdings Corp.	$100.00	$156.75	$123.26	$110.57	$127.66	$124.77
Russell 2000 Index	100.00	103.53	97.62	116.63	131.96	115.89
Nasdaq Insurance Index	100.00	108.54	115.55	133.62	137.87	126.14

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2018, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2018, we did not repurchase any of our equity securities.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 - “Financial Statements and Supplementary Data” of this Form 10-K. The consolidated statements of income data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data at December 31, 2018 and 2017 are derived from our audited financial statements appearing in Item 8 of this Form 10-K. The consolidated statements of income data for the years ended December 31, 2015 and 2014 and the balance sheet data at December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results shown below are not necessarily indicative of the results to be expected in any future period.

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data:
Revenue:
Gross premiums written	$1,252,401	$1,040,848	$708,156	$569,736	$436,753
Gross premiums earned	1,180,961	986,023	666,829	504,215	400,695
Net premiums earned	$689,276	$585,490	$456,931	$335,958	$264,850
Net investment gain	19,556	17,879	11,226	10,039	6,775
Other revenue	15,110	51,051	18,960	11,572	8,605
Total revenue	$723,942	$654,420	$487,117	$357,569	$280,230
Expenses:
Loss and loss adjustment expenses	408,589	365,535	298,353	183,108	118,077
Other operating expenses	309,842	284,881	181,138	132,569	97,410
Interest expense	9,866	3,247	723	326	410
Total expenses	$728,297	$653,663	$480,214	$316,003	$215,897
Income (loss) before income taxes	(4,239)	910	7,003	41,860	64,410
Provision (benefit) for income taxes	(4,633)	(9,235)	1,305	14,502	23,397
Net income (loss)	$394	$10,145	$5,698	$27,358	$41,013
Less: Net income attributable to noncontrolling interests (NCI)	104	—	—	—	—
Net Income attributable to UIHC	$290	$10,145	$5,698	$27,358	$41,013
Earnings per share
Basic	$0.01	$0.27	$0.27	$1.29	$2.06
Diluted	$0.01	$0.27	$0.26	$1.28	$2.05
Cash dividends declared per share	$0.24	$0.24	$0.23	$0.20	$0.16

Other Data:
Return on equity(1)	0.1%	2.2%	2.4%	12.4%	27.2%

Ceded ratio(2)	41.6%	40.6%	31.5%	33.4%	33.9%

Ratios to net premiums earned:
Loss and loss adjustment expenses	59.3%	62.4%	65.3%	54.5%	44.6%
Expenses	45.0%	48.7%	39.6%	39.5%	36.8%
Combined Ratio	104.3%	111.1%	104.9%	94.0%	81.4%
Effect of current year catastrophe losses on combined ratio	14.5%	19.8%	12.2%	8.5%	0.3%
Effect of prior year unfavorable (favorable) development on combined ratio	0.6%	(0.4)%	3.7%	(0.7)%	(1.5)%
Effect of ceding commission income on combined ratio	—%	6.3%	1.5%	—%	—%
Underlying Combined Ratio(3)	89.2%	85.4%	87.5%	86.2%	82.6%
(1) Calculated by dividing the net income attributable to UIHC for the period by the average stockholders’ equity attributable to UIHC.
(2) Calculated as ceded premiums earned divided by gross premiums earned. We use this operating metric to analyze our ceding loss trends.

UNITED INSURANCE HOLDINGS CORP.

(3) Underlying combined ratio, a measure that is not based on accounting principles generally accepted in the United States of America (GAAP), is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K is in the “Definitions of Non-GAAP Measures” in Part II Item 7 of this Form 10-K.

	As of and for the Years Ended December 31,(1)
	2018	2017	2016	2015	2014
Selected Balance Sheet Data:
Cash and invested assets	$1,135,956	$1,130,806	$679,335	$537,500	$443,018
Ceded unearned premiums	217,885	201,904	132,564	79,399	63,827
Total Assets	2,321,428	2,059,921	999,686	740,021	584,169

Unpaid loss and loss adjustment expenses	$661,203	$482,232	$140,855	$76,792	$54,436
Unearned premiums	627,313	555,873	372,223	304,653	229,486
Reinsurance payable	175,272	149,117	99,891	64,542	45,254
Notes payable	160,118	161,364	54,175	12,353	13,529
Total Liabilities	1,781,059	1,522,796	758,359	500,810	380,406
Total stockholders’ equity attributable to UIHC stockholders	520,230	537,125	241,327	239,211	203,763
Noncontrolling Interest	20,139	—	—	—	—
Total Stockholders’ Equity	540,369	537,125	241,327	239,211	203,763

Statutory Surplus	$437,449	$389,384	$212,298	$150,860	$126,249
(1) Comparability of periods impacted by the acquisition of AmCo, FSH, and IIC in 2017, 2016 and 2015, respectively.

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

OVERVIEW

United Insurance Holding Corp. is a holding company primarily engaged in residential personal and commercial property and casualty insurance in the United States. We conduct our business principally through four wholly-owned insurance subsidiaries and one majority-owned insurance subsidiary: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); Family Security Insurance Company (FSIC); Interboro Insurance Company (IIC); and Journey Insurance Company (JIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln), which formed JIC in August 2018. As a result of these transactions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 10.2% from 528,193 policies in-force at December 31, 2017 to 582,096 policies in-force at December 31, 2018.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expenses (LAE). During the third quarter of 2017, Hurricane Harvey made landfall in Texas and Hurricane Irma made landfall in Florida. In 2017, we retained $83,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable as a result of hurricanes. During the year ended December 31, 2018, we increased our loss and LAE reserves as a result of development trends from Hurricane Irma that indicated our ultimate gross loss estimate should be increased. There was no net change or impact to our 2018 results as a result of this reserve re-estimation as it was 100% ceded under our catastrophe reinsurance program. During the third quarter of 2018, Hurricane Florence made landfall in North Carolina, and during the fourth quarter of 2018, Hurricane Michael made landfall in Florida. We estimate retention of $50,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable, as a result of these storms.

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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Year Ended December 31,
	2018	2017	2016
REVENUE:
Gross premiums written	$1,252,401	$1,040,848	$708,156
Change in gross unearned premiums	(71,440)	(54,825)	(41,327)
Gross premiums earned	1,180,961	986,023	666,829
Ceded premiums earned	(491,685)	(400,533)	(209,898)
Net premiums earned	689,276	585,490	456,931
Net investment income	27,201	17,812	10,679
Net realized gains	1,655	67	547
Net unrealized losses on equity securities	(9,300)	—	—
Other revenue	15,110	51,051	18,960
Total revenues	723,942	654,420	487,117
EXPENSES:
Losses and loss adjustment expenses	408,589	365,535	298,353
Policy acquisition costs	203,140	175,444	117,658
Operating expenses	40,590	27,675	20,524
General and administrative expenses	66,112	81,762	42,956
Interest expense	9,866	3,247	723
Total expenses	728,297	653,663	480,214
Income (loss) before other income	(4,355)	757	6,903
Other income	116	153	100
Income (loss) before income taxes	(4,239)	910	7,003
(Benefit) provision for income taxes	(4,633)	(9,235)	1,305
Net income	$394	$10,145	$5,698
Less: Net income attributable to noncontrolling interests	$104	$—	$—
Net income attributable to UIHC	$290	$10,145	$5,698
Net income per diluted share	$0.01	$0.27	$0.26
Book value per share	$12.10	$12.56	$11.15
Return on equity based on GAAP net income	0.1%	2.2%	2.4%
Loss ratio, net (1)	59.3%	62.4%	65.3%
Expense ratio (2)	45.0%	48.7%	39.6%
Combined ratio (3)	104.3%	111.1%	104.9%
Effect of current year catastrophe losses on combined ratio	14.5%	19.8%	12.2%
Effect of prior year development on combined ratio	0.6%	(0.4)%	3.7%
Effect of ceding commission income on combined ratio (4)	—%	6.3%	1.5%
Underlying combined ratio(5)(6)	89.2%	85.4%	87.5%
(1) Loss ratio, net is calculated as losses and LAE. net of losses ceded to reinsurers, relative to net premiums earned. We use this operating metric to analyze our loss trends.
(2) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. We use this operating metric to analyze our expense trends.
(3) Combined ratio is the sum of the loss ratio, net and expense ratio, net.
(4) For the year ended December 31, 2018, we presented $42,416,000 of ceding commissions earned as a $9,323,000 decrease to ceded earned premium and a $33,093,000 decrease in policy acquisition costs which reduced other revenue and removed the distortive impact to our underlying combined ratio.
(5) Underlying combined ratio, a measure that is not based on GAAP, is reconciled above to the combined ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in “Definitions of Non-GAAP Measures”, below.
(6) Included in both the expense ratio and the combined ratio are merger professional fees and amortization expense predominately associated with the AmCo, IIC, and FSH acquisitions, which cause comparative differences among periods.

UNITED INSURANCE HOLDINGS CORP.

DEFINITIONS OF NON-GAAP MEASURES

We believe that investors’ understanding of UPC Insurance’s performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Combined ratio excluding the effects of current year catastrophe losses, prior year reserve development and ceding commission income earned (underlying combined ratio) is a non-GAAP ratio, which is computed by subtracting the effect of current year catastrophe losses, prior year development, and ceding commission income earned related to our quota share reinsurance agreement from the combined ratio. We believe that this ratio is useful to investors and it is used by management to reveal the trends in our business that may be obscured by current year catastrophe losses, prior year development, and ceding commission income earned. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share reinsurance agreement. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

Net loss and LAE excluding the effects of current year catastrophe losses and prior year reserve development (underlying loss and LAE) is a non-GAAP measure which is computed by subtracting the effect of current year catastrophe losses and prior year reserve development from net loss and LAE. We use underlying loss and LAE figures to analyze our loss trends that may be impacted by current year catastrophe losses and prior year development on our reserves. As discussed previously, these two items can have a significant impact on our loss trends in a given period. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net loss and LAE. The underlying loss and LAE measure should not be considered a substitute for net losses and LAE and does not reflect the overall profitability of our business.

Operating expenses excluding the effects of ceding commission income earned, merger expenses, and amortization of intangible assets (underlying expense) is a non-GAAP measure which is computed by subtracting ceding income earned related to our quota share reinsurance agreement, merger expenses and amortization of intangibles. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share reinsurance agreement. Merger expenses are directly related to past mergers and are not reflective of current period operating performance. Similarly, amortization expense is related to the amortization of intangible assets acquired through mergers and therefore the expense does not arise through normal operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is operating expenses. The underlying expense measure should not be considered a substitute for operating expenses and does not reflect the overall profitability of our business.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2018 COMPARED TO 2017

Net income attributable to UIHC for the year ended December 31, 2018 decreased by $9,855,000, or 97.1% to $290,000, compared to net income of $10,145,000 for the year ended December 31, 2017. The decrease in net income was primarily due to an increase in losses and LAE, as well as policy acquisition expenses.

Revenues

Our gross written premiums increased by $211,553,000, or 20.3%, to $1,252,401,000 for the year ended December 31, 2018, from $1,040,848,000 for the year ended December 31, 2017, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

Direct Written and Assumed Premium By Region (1)	2018	2017	Change
Florida	$655,736	$540,796	$114,940
Gulf	210,230	201,475	8,755
Northeast	177,958	154,502	23,456
Southeast	104,266	92,753	11,513
Total direct written premium by region	$1,148,190	$989,526	$158,664
Assumed premium (2)	104,211	51,322	52,889
Total gross written premium by region	$1,252,401	$1,040,848	$211,553

Gross Written Premium by Line of Business
Personal property (3)	$890,515	$799,097	$91,418
Commercial property	361,886	241,751	120,135
Total gross written premium by line of business	$1,252,401	$1,040,848	$211,553
(1) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2018 and 2017 primarily included commercial property business assumed from unaffiliated insurers.
(3) Includes gross written premium from flood policies.

New and Renewal Policies(1) By Region(2)	2018	2017	Change
Florida	249,033	226,136	22,897
Gulf	131,896	131,334	562
Northeast	135,835	115,709	20,126
Southeast	89,718	79,763	9,955
Total	606,482	552,942	53,540
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

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the year ended December 31, 2018 increased $74,634,000, or 11.4%, to $728,297,000 for the year ended December 31, 2018, from $653,663,000 for 2017. The increase in expenses was primarily due to an increase in losses and LAE combined with the change in presentation of ceding commission income in 2018 from other revenue to policy acquisition costs. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year Ended
	December 31,
	2018	2017	Change
Net loss and LAE	$408,589	$365,535	$43,054
% of Gross earned premiums	34.6%	37.1%	(2.5	) pts
% of Net earned premiums	59.3%	62.4%	(3.1	) pts
Less:
Current year catastrophe losses	$99,988	$116,424	$(16,436)
Prior year reserve unfavorable (favorable) development	4,318	(2,613)	6,931
Underlying loss and LAE (1)	$304,283	$251,724	$52,559
% of Gross earned premiums	25.8%	25.5%	0.3	pts
% of Net earned premiums	44.1%	43.0%	1.1	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of our expense ratios and underlying expense ratios are shown below.

($ in thousands)	Year Ended
	December 31,
	2018	2017	Change
Policy acquisition costs	$203,140	$175,444	$27,696
Operating and underwriting	40,590	27,675	12,915
General and administrative	66,112	81,762	(15,650)
Total Operating Expenses	$309,842	$284,881	$24,961
% of Gross earned premiums	26.2%	28.9%	(2.7	) pts
% of Net earned premiums	45.0%	48.7%	(3.7	) pts
Less:
Ceding commission income(1)	$—	$37,175	$(37,175)
Underlying expense (2)	$309,842	$247,706	$62,136
% of Gross earned premiums	26.2%	25.1%	1.1	pts
% of Net earned premiums	45.0%	42.3%	2.7	pts
(1) For the year ended December 31, 2018, we presented $42.4 million of ceding commissions earned as a $9.3 million decrease to ceded earned premium and a $33.1 million decrease in policy acquisition costs, which reduced other revenue and remove the distortive impact to our underlying expense ratio
(2) Underlying expense is a non-GAAP financial measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

Loss and LAE increased by $43,054,000, or 11.8%, to $408,589,000 for the year ended December 31, 2018, from $365,535,000 for the year ended December 31, 2017. Loss and LAE expense as a percentage of net earned premiums decreased 3.1 points to 59.3% for the year ended December 31, 2018, compared to 62.4% for the year ended December 31, 2017. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2018 would have been 25.8%, an increase of 0.3 points from 25.5% during the year ended December 31, 2017.

Policy acquisition costs increased by $27,696,000, or 15.8%, to $203,140,000 for the year ended December 31, 2018, from $175,444,000 for the year ended December 31, 2017. The primary drivers of the increase in costs were the managing general agent fees paid to AmRisc in relation to AmCo commercial premium which increased by approximately $50,401,000, along with an increase in agent commission costs of approximately $12,264,000, which were generally consistent with our growth in premium production and higher average market commission rates outside of Florida. These increases were partially offset by the

UNITED INSURANCE HOLDINGS CORP.

approximately $33,093,000 decrease in costs resulting from the change in presentation of ceding commission income as an offset to policy acquisition costs in 2018.

Operating and underwriting expenses increased by $12,915,000, or 46.7%, to $40,590,000 for the year ended December 31, 2018, from $27,675,000 for the year ended December 31, 2017, primarily due to approximately $3,715,000 of increased agent incentive costs from our new contingent commission program, along with approximately $3,070,000 in incurred expenses related to our investment in software and approximately $1,464,000 of assessments incurred in Texas and North Carolina throughout the year.

General and administrative expenses decreased by $15,650,000, or 19.1%, to $66,112,000 for the year ended December 31, 2018, from $81,762,000 for the year ended December 31, 2017, primarily due to higher amortization costs related to the merger with AmCo incurred during the last three quarters of 2017 of approximately $16,095,000 that were fully expensed at the end of the first quarter of 2018.

We experienced unfavorable reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

	Historical Reserve Development
($ in thousands, except ratios)	2014	2015	2016	2017	2018
Prior year reserve favorable (unfavorable) development	$4,037	$2,368	$(16,988)	$2,613	$(4,318)
Development as a % of earnings before interest and taxes	6.2%	5.7%	219.9%	62.9%	(76.7)%
Consolidated net loss and LAE ratio (LR)	44.6%	54.5%	65.3%	62.4%	59.3%
Prior year reserve unfavorable (favorable) development on LR	(1.5)%	(0.7)%	3.7%	(0.4)%	0.6%
Current year catastrophe losses on LR	0.3%	8.5%	12.2%	19.8%	14.6%
Underlying net loss and LAE ratio(1)	45.8%	46.7%	49.4%	43.0%	44.1%
(1) Underlying net loss and LAE Ratio is a non-GAAP measure and is reconciled above to the Consolidated net loss and LAE Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - 2017 COMPARED TO 2016

Net Income for the year ended December 31, 2017 was $10,145,000, or $0.27 per diluted share, compared to net income of $5,698,000, or $0.26 per diluted share, for the year ended December 31, 2016. The increase in net income was primarily due to an increase in gross premiums earned and improvement in our underlying loss ratio, as well as the favorable impact of the Tax Cuts and Jobs Act of 2017.

Revenues

Our total gross written premium increased by $332,692,000, or 47.0%, to $1,040,848,000 for the year ended December 31, 2017, from $708,156,000 for the year ended December 31, 2016, primarily reflecting our merger with AmCo on April 3, 2017, as well as strong organic growth in new and renewal business generated in our Gulf and Northeast regions. The breakdown of the year–over–year changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the following table:

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
(2) Assumed premiums written for 2017 primarily included commercial property business assumed from unaffiliated insurers and 2016 premium assumed included homeowners’ business from Citizens Property Insurance Corporation and Texas Windstorm Insurance Association.
(3) Includes gross written premium from flood policies.

New and Renewal Policies(1) By Region (2)	2017	2016	Change
Florida	226,136	192,921	33,215
Gulf	131,334	105,334	26,000
Northeast	115,709	89,512	26,197
Southeast	79,763	69,018	10,745
Total	552,942	456,785	96,157
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.
(2) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the year ended December 31, 2017 increased $173,449,000, or 36.1%, to $653,663,000 for the year ended December 31, 2017, from $480,214,000 for the year ended December 31, 2016, primarily due to increased losses, policy acquisition costs, operating costs and general and administrative expenses. The calculation of our combined and underlying loss ratios is shown below:

($ in thousands)	Year Ended
	December 31,
	2017	2016	Change
Loss and LAE	$365,535	$298,353	$67,182
% of Gross earned premiums	37.1%	44.7%	(7.6	) pts
% of Net earned premiums	62.4%	65.3%	(2.9	) pts
Less:
Current year catastrophe losses	$116,424	$55,842	$60,582
Prior year reserve unfavorable (favorable) development	(2,613)	16,988	(19,601)
Underlying Loss and LAE (1)	$251,724	$225,523	$26,201
% of Gross earned premiums	25.5%	33.8%	(8.3	) pts
% of Net earned premiums	43.0%	49.4%	(6.4	) pts
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

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs increased by $57,786,000, or 49.1%, to $175,444,000 for the year ended December 31, 2017, from $117,658,000 for the year ended December 31, 2016. The primary driver of the increase in costs was the managing general agent fees paid to AmRisc in relation to AmCo commercial premium, which was a cost increase anticipated with the acquisition of AmCo. The remaining change was the result of policy acquisition costs varying directly with changes in gross premiums earned and were generally consistent with our growth in premium production and higher average market commission rates outside of Florida.

Operating and underwriting expenses increased by $7,151,000 or 34.8%, to $27,675,000 for the year ended December 31, 2017, from $20,524,000 for the year ended December 31, 2016, primarily due to increased costs related to our ongoing growth, incurred expenses related to software improvements and costs related to the increase in underwriting reports.

General and administrative expenses increased by $38,806,000, or 90.3%, to $81,762,000 for the year ended December 31, 2017, from $42,956,000 for the year ended December 31, 2016, primarily due to amortization costs related to the merger with AmCo.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - DECEMBER 31, 2018 COMPARED TO DECEMBER 31, 2017

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes in Part II, Item 8 in this Form 10-K.

Investments

The primary goals of our investment strategy are to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. Limiting equity exposure manages risks and helps to preserve capital for two reasons: first, bond market returns are less volatile than stock market returns, and second, should the bond issuer enter bankruptcy liquidation, bondholders generally have a higher priority than equityholders in a bankruptcy proceeding.

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

Our cash and investment portfolios totaled $1,135,956,000 at December 31, 2018 compared to $1,130,806,000 at December 31, 2017.

The following table summarizes our investments, by type:

	December 31, 2018		December 31, 2017
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$98,975	8.7%	$92,626	8.2%
Foreign governments	3,982	0.4%	2,036	0.2%
States, municipalities and political subdivisions	144,468	12.7%	201,512	17.8%
Public utilities	23,890	2.1%	20,257	1.8%
Corporate securities	301,988	26.6%	287,562	25.4%
Mortgage-backed securities	223,854	19.7%	143,265	12.7%
Asset-backed securities	64,037	5.6%	14,905	1.3%
Redeemable preferred stocks	1,151	0.1%	692	0.1%
Total fixed maturities	862,345	75.9%	762,855	67.5%
Mutual fund	50,016	4.4%	31,924	2.8%
Public utilities	1,759	0.2%	1,702	0.2%
Common stocks	27,198	2.4%	27,902	2.5%
Nonredeemable preferred stocks	2,005	0.2%	1,767	0.2%
Total equity securities	80,978	7.2%	63,295	5.7%
Other long-term investments	8,513	0.7%	8,381	0.7%
Portfolio loans	—	—%	20,000	1.8%
Total investments	951,836	83.8%	854,531	75.7%
Cash and cash equivalents	112,679	9.9%	229,556	20.3%
Restricted Cash	71,441	6.3%	46,719	4.0%
Total cash and investments	$1,135,956	100.0%	$1,130,806	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2018 and 2017 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade

UNITED INSURANCE HOLDINGS CORP.

corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At December 31, 2018, approximately 87.2% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 12.8% were corporate bonds rated “BBB” or “BB”.

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

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. According to the Insurance Service Office (ISO), a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25,000,000 or more in U.S. industry-wide direct insured losses to property and that affect a significant number of policyholders and insurers (ISO catastrophes). In addition to ISO catastrophes, we also include as catastrophes those events (non-ISO catastrophes), which may include losses, that we believe are, or will be, material to our operations which we define as incidents that result in $1,000,000 or more in losses for multiple policyholders.

During the second quarter of 2018, we placed our reinsurance program for the 2018 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $3,100,000,000. The contracts reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements were effective as of June 1, 2018, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund.

Effective December 31, 2018, we extended our quota share reinsurance agreement that was set to expire on December 31, 2018 for a period through May 31, 2019. This quota share reinsurance agreement has a cession rate of 20% for all subject business. Effective January 1, 2019, we renewed the aggregate excess of loss agreement to provide coverage against accumulated losses from specified catastrophe events, for a term of 12 months.

Excluding our flood business, for which we cede 100% of the risk of loss, reinsurance costs for 2018 were 40.1% of gross premiums earned compared to 38.6% of gross premiums earned for 2017. The increase in this ratio was driven primarily by our quota share reinsurance program, which was in effect for eleven months during 2018, but for only one month during 2017.

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Year Ended December 31,
	2018	2017	2016
Quota Share	$(94,267)	$(88,379)	$(51,964)
Excess-of-loss	(389,633)	(331,289)	(183,272)
Equipment & identity theft	(9,163)	(9,576)	(8,313)
Novation of Auto Policies (1)	—	—	(2,396)
Flood	(19,207)	(18,085)	(16,395)
Ceded premiums written	$(512,270)	$(447,329)	$(262,340)
Increase in ceded unearned premiums	20,585	46,796	52,442
Ceded premiums earned	$(491,685)	$(400,533)	$(209,898)
(1) Reflects ceding of auto policy premiums to Maidstone Insurance Company as part of the settlement of the novation agreement entered into at the closing of the IIC transaction.

UNITED INSURANCE HOLDINGS CORP.

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2018
Current period catastrophe losses incurred
Named and numbered storms	5	$53,227	7.7%
All other catastrophe loss events	27	46,761	6.8%
Total	32	$99,988	14.5%

December 31, 2017
Current period catastrophe losses incurred
Named and numbered storms	6	$84,226	14.4%
All other catastrophe loss events	16	32,198	5.5%
Total	22	$116,424	19.9%

December 31, 2016
Current period catastrophe losses incurred
Named and numbered storms	4	$33,817	7.4%
All other catastrophe loss events	15	22,025	4.8%
Total	19	$55,842	12.2%
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

Unpaid losses and LAE totaled $661,203,000 and $482,232,000 as of December 31, 2018 and 2017, respectively. The balance has increased year over year as a result of increased reserves for both weather-related and non weather-related activity during 2018 compared to 2017.

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

During the years ended December 31, 2018 and 2017, we contributed $94,000,000, including our contribution to form our new subsidiary as described below, and $30,000,000 of capital to our insurance subsidiaries, respectively. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

On November 6, 2018 ACIC and IIC paid dividends to the Company of $50,000,000 and $1,764,000, respectively.

During August 2018, we contributed $40,000,000 to fund a new subsidiary, JIC, and Kiln contributed $20,000,000, for total funding of $60,000,000. JIC is owned 66.7% by the Company and 33.3% by Kiln.

On December 13, 2017, we issued $150,000,000 of senior notes (Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On and after that date, we may redeem the Senior Notes at par.

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

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to Branch Banking & Trust (BB&T) with the intent to use the funds to renovate, furnish and equip the principal location of our corporate executive offices. The note bears interest at 1.65% in excess of the one-month LIBOR. The interest rate resets monthly and was 4.00% at December 31, 2018. Please refer to Note 11 in the Notes to Consolidated Financial Statements for a discussion of the additional terms associated with this note.

On April 29, 2016, we acquired all of the outstanding common stock of IIC for $60,471,000. We paid $48,450,000 in cash at closing and issued a $8,550,000 promissory note to Interboro, LLC, the former parent company of IIC, which matured and was paid in October 2017. The purchase price also included the assumption of an accrued liability of $3,471,000, which was paid during July 2016. We incurred $224,000 of merger-related expenses. Please refer to Note 4 in the Notes to Consolidated

UNITED INSURANCE HOLDINGS CORP.

Financial Statements for additional information on the acquisition transaction, and Note 11 in the Notes to Consolidated Financial Statements for a discussion of the additional terms associated with this note.

Cash Flows for the Year Ended December 31, (in millions)

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

During the years ended December 31, 2018 and December 31, 2017, some changes in operating assets and liabilities were significantly impacted by catastrophe losses associated with Hurricanes Florence and Michael in 2018, and Hurricanes Harvey and Irma in 2017. Unpaid losses and LAE increased significantly during the period and, as a result, we expect a considerable increase in cash outflows related to the payment of catastrophe claims in the near future. However, reinsurance recoverable on paid and unpaid losses also increased significantly during the period. We expect that a considerable increase in cash inflows related to reinsurance recoveries in the near future will largely offset the cash outflows from the payment of losses.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. Additional cash outflows relate to purchases of subsidiaries. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the year ended December 31, 2018, cash used in investing activities increased $118,298,000 as the result of $24,183,000 higher net purchases of investments in 2018 when compared to 2017 and $95,284,000 in cash provided by investing activities as a result of the merger with AmCo in 2017 that did not recur during the year ended December 31, 2018.

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the year ended December 31, 2018, cash provided by financing activities decreased by $95,253,000 due to the issuance of $150,000,000 in senior notes during 2017 that did not recur in 2018 and the repayment of our $30,000,000 outstanding senior notes balance at the end of 2017 that did not recur in 2018.

RECENT ACCOUNTING STANDARDS

UNITED INSURANCE HOLDINGS CORP.

Please refer to Note 2(s) in our Notes to Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

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

Investment Portfolio Impairments

UNITED INSURANCE HOLDINGS CORP.

For investments classified as available for sale, the difference between fair value and cost or amortized cost for fixed income securities is reported as a component of accumulated other comprehensive income (loss) on our Consolidated Balance Sheet and is not reflected in our net income of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a write-down is recorded due to an other-than-temporary decline in fair value. We have a portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired.

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

If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We use our best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income (loss). If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income security is other-than-temporarily impaired, including: (1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issue, issuer, or industry sector than originally estimated; (2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and (3) changes in facts and circumstances that result in changes to management’s intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on stockholders’ equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of taxes would already be reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluations of the following factors: (1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the length of time and extent to which the fair value has been less than cost; (3) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and (4) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations quarterly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts presented within the consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Due to the adoption of Accounting Standards Update (ASU) 2016-01 (ASU 2016-01) as of January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

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

As discussed in Note 2(i) in our Notes to Consolidated Financial Statements, the qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment and perform a two-step quantitative impairment test.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2018, we did not have any off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at December 31, 2018:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Leases (1)	$1,060	$380	$479	$182	$19
Service agreements (2)	24,623	8,778	8,960	4,659	2,226
Long-term debt (3)	246,175	10,988	21,826	21,626	191,735
Employment agreements (4)	3,333	1,000	2,000	333	—
Unpaid loss and loss adjustment expenses (5)	661,203	396,485	190,381	59,681	14,656
Total	$936,394	$417,631	$223,646	$86,481	$208,636

(1)	Represents operating and capital leases for our subsidiaries.
(2) Represents agreements entered into to purchase goods and services in the normal course of business.

(3)
Represents repayment of $150,000,000 senior notes payable on December 15, 2027, principal payments totaling $8,824,000 over the remaining life of the SBA note, and principal payments totaling $4,304,000 over the remaining life of the BB&T note. Additionally, all future interest payments are calculated using the current rates provided at December 31, 2018, and are included. All future payments are shown net of amortization of debt issuance costs. See Note 11 in our Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

(4)	Represents base salary for the unfulfilled portion of the original employment agreements with certain executive officers.

(5)
As of December 31, 2018, UPC, FSIC, IIC, ACIC, and BlueLine Cayman Holdings had unpaid loss and LAE of $661,203,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last 19 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

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

Our investment policy was established by the Investment Committee of our Board of Directors and is reviewed regularly. Pursuant to this investment policy, our fixed-maturity portfolio is classified as available for sale and we report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income (loss) within our stockholders’ equity. We do not hold any securities that are classified as held to maturity and we do not hold any securities for trading or speculation. We do not utilize any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. The unrealized gains or losses related to our equity securities are recorded on the income statement per the guidance in ASU 2016-01.

INTEREST RATE RISK

Fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturity securities at December 31, 2018, and 2017:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
2018
300 basis point increase	$771,039	$(91,306)	(10.6)%
200 basis point increase	$801,470	$(60,875)	(7.1)%
100 basis point increase	$831,905	$(30,440)	(3.5)%
Fair value	$862,345	$—	—%
100 basis point decrease	$892,786	$30,441	3.5%
200 basis point decrease	$923,113	$60,768	7.0%
300 basis point decrease	$949,490	$87,145	10.1%

2017
300 basis point increase	$674,862	$(87,993)	(11.5)%
200 basis point increase	$704,201	$(58,654)	(7.7)%
100 basis point increase	$733,534	$(29,321)	(3.8)%
Fair value	$762,855	$—	—%
100 basis point decrease	$792,182	$29,327	3.8%
200 basis point decrease	$820,638	$57,783	7.6%
300 basis point decrease	$837,840	$74,985	9.8%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-maturity investments, and should not be considered indicative of future results. Based on our analysis, a 300-basis point decrease or increase in interest rates from the December 31, 2018 rates would not have a material impact on our results of operations or cash flows. As was announced in July 2017, LIBOR is anticipated to

UNITED INSURANCE HOLDINGS CORP.

be phased out by the end of 2021. We are unable to predict the use of alternate reference rates and corresponding interest rate risk at this time.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturity securities. We mitigate this risk by generally investing in investment grade securities and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity security portfolio by rating at December 31, 2018 and 2017:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
2018
AAA	$192,134	22.0%	$191,071	22.2%
AA+, AA, AA-	387,715	44.3	382,698	44.3
A+, A, A-	180,585	20.7	177,521	20.6
BBB+, BBB, BBB-	114,011	13.0	111,055	12.9
Total	$874,445	100.0%	$862,345	100.0%

2017
AAA	$127,722	16.7%	$127,980	16.8%
AA+, AA, AA-	366,056	47.9	364,753	47.8
A+, A, A-	167,123	21.9	167,093	21.9
BBB+, BBB, BBB-	101,237	13.3	101,736	13.3
BB+, BB, BB-	1,296	0.2	1,293	0.2
Total	$763,434	100.0%	$762,855	100.0%

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

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2018 consisted of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

UNITED INSURANCE HOLDINGS CORP.

The following table illustrates the composition of our equity portfolio at December 31, 2018 and 2017:

		% of Total
Stocks by Sector	Fair Value	Fair Value
2018
Funds	$50,015	61.7%
Industrial	8,386	10.4
Consumer, Non-cyclical	7,737	9.6
Financial	3,905	4.8
Consumer, Cyclical	2,573	3.2
Utilities	2,063	2.5
Technology	1,958	2.4
Communications	1,744	2.2
Energy	1,600	2.0
Basic Materials	997	1.2
Total	$80,978	100.0%

2017
Funds	$31,924	50.4%
Consumer, Non-cyclical	7,349	11.7
Industrial	6,493	10.3
Financial	4,708	7.4
Technology	4,570	7.2
Consumer, Cyclical	3,249	5.1
Utilities	2,017	3.2
Basic Materials	1,030	1.6
Energy	1,012	1.6
Communications	943	1.5
Total	$63,295	100.0%

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of the United Insurance Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December, 31, 2018, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows, for the year then ended and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of the Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019, expressed an adverse opinion on the Company’s internal control over financial reporting as a result of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with the respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida
March 15, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
United Insurance Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of United Insurance Holdings Corp. and its subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP
Omaha, Nebraska
March 28, 2018

We served as the Company's auditor from 2009 to 2017.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $874,445 and $763,434, respectively)	$862,345	$762,855
Equity securities	80,978	63,295
Other investments (amortized cost of $8,288 and $8,057, respectively)	8,513	8,381
Portfolio loans	—	20,000
Total investments	951,836	854,531
Cash and cash equivalents	112,679	229,556
Restricted cash	71,441	46,719
Total cash, cash equivalents and restricted cash	184,120	276,275
Accrued investment income	6,017	5,577
Property and equipment, net	17,137	17,291
Premiums receivable, net	95,816	75,275
Reinsurance recoverable on paid and unpaid losses	625,998	395,774
Ceded unearned premiums	217,885	201,904
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	105,582	103,882
Intangible assets, net	31,351	45,271
Other assets	12,641	11,096
Total assets	$2,321,428	$2,059,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$661,203	$482,232
Unearned premiums	627,313	555,873
Reinsurance payable	175,272	149,117
Payments outstanding	56,534	41,786
Accounts payable and accrued expenses	71,048	46,594
Other liabilities	29,571	85,830
Notes payable, net	160,118	161,364
Total liabilities	$1,781,059	$1,522,796
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,029,845 and 42,965,137 issued; 42,984,578 and 42,753,054 outstanding, respectively	4	4
Additional paid-in capital	389,141	387,145
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive (loss) income	(9,030)	9,221
Retained earnings	140,546	141,186
Total shareholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$520,230	$537,125
Noncontrolling interests (NCI)	20,139	—
Total Stockholders’ Equity	$540,369	$537,125
Total Liabilities and Stockholders’ Equity	$2,321,428	$2,059,921

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2018	2017	2016
REVENUE:
Gross premiums written	$1,252,401	$1,040,848	$708,156
Change in gross unearned premiums	(71,440)	(54,825)	(41,327)
Gross premiums earned	1,180,961	986,023	666,829
Ceded premiums earned	(491,685)	(400,533)	(209,898)
Net premiums earned	689,276	585,490	456,931
Investment income	27,201	17,812	10,679
Net realized investment gains	1,655	67	547
Net unrealized losses on equity securities	(9,300)	—	—
Other revenue	15,110	51,051	18,960
Total revenues	723,942	654,420	487,117
EXPENSES:
Losses and loss adjustment expenses	408,589	365,535	298,353
Policy acquisition costs	203,140	175,444	117,658
Operating expenses	40,590	27,675	20,524
General and administrative expenses	66,112	81,762	42,956
Interest expense	9,866	3,247	723
Total expenses	728,297	653,663	480,214
Income (loss) before other income	(4,355)	757	6,903
Other income	116	153	100
Income (loss) before income taxes	(4,239)	910	7,003
Provision (benefit) for income taxes	(4,633)	(9,235)	1,305
Net income	$394	$10,145	$5,698
Less: Net income attributable to NCI	$104	$—	$—
Net income attributable to UIHC	$290	$10,145	$5,698
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	(22,264)	10,647	(629)
Reclassification adjustment for net realized investment gains	(1,655)	(67)	(547)
Income tax benefit (expense) related to items of other comprehensive income	5,703	(2,181)	378
Total comprehensive income (loss)	$(17,822)	$18,544	$4,900
Less: Comprehensive income attributable to NCI	139	—	—
Comprehensive income (loss) attributable to UIHC	$(17,961)	$18,544	$4,900

Weighted average shares outstanding
Basic	42,650,629	37,152,768	21,417,486
Diluted	42,838,886	37,375,340	21,614,443

Earnings available to UIHC common stockholders per share
Basic	$0.01	$0.27	$0.27
Diluted	$0.01	$0.27	$0.26

See accompanying notes to consolidated financial statements. Statements include related party transactions as detailed in Note 15.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders’ Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2015	21,524,348	$2	$97,163	$(431)	$1,620	$140,857	$239,211	$—	$239,211
Net income	—	—	—	—	—	5,698	5,698	—	5,698
Other comprehensive loss	—	—	—	—	(798)	—	(798)	—	(798)
Stock compensation	89,323	—	1,677	—	—	—	1,677	—	1,677
Issuance of common stock	32,943	—	513	—	—	—	513	—	513
Cash dividends on common stock ($0.23 per common share)	—	—	—	—	—	(4,974)	(4,974)	—	(4,974)
December 31, 2016	21,646,614	2	99,353	(431)	822	141,581	241,327	—	241,327
Net income	—	—	—	—	—	10,145	10,145	—	10,145
Other comprehensive income	—	—	—	—	6,850	—	6,850	—	6,850
Reclassification due to adoption of ASU 2018-02	—	—	—	—	1,549	(1,549)	—	—	—
Stock compensation	150,085	—	2,326	—	—	—	2,326	—	2,326
Issuance of common stock	20,956,355	2	285,466	—	—	—	285,468	—	285,468
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(8,991)	(8,991)	—	(8,991)
December 31, 2017	42,753,054	4	387,145	(431)	9,221	141,186	537,125	—	537,125
Net income	—	—	—	—	—	290	290	104	394
Other comprehensive income (loss)	—	—	—	—	(8,913)	—	(8,913)	35	(8,878)
Reclassification due to adoption of ASU 2016-01	—	—	—	—	(9,338)	9,338	—	—	—
Stock compensation	231,524	—	1,996	—	—	—	1,996	—	1,996
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,268)	(10,268)	—	(10,268)
Capital contribution	—	—	—	—	—	—	—	20,000	20,000
December 31, 2018	42,984,578	$4	$389,141	$(431)	$(9,030)	$140,546	$520,230	$20,139	$540,369

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$394	$10,145	$5,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,482	37,532	11,713
Bond amortization and accretion	5,005	5,073	3,677
Net realized gains on investments	(1,655)	(67)	(547)
Net unrealized losses on equity securities	9,300	—	—
Provision for uncollectible premiums	358	494	64
Deferred income taxes, net	(2,470)	(8,584)	2,210
Stock based compensation	2,414	2,613	1,947
Changes in operating assets and liabilities:
Accrued investment income	(440)	(531)	(172)
Premiums receivable	(20,899)	(5,447)	5,409
Reinsurance recoverable on paid and unpaid losses	(230,224)	(351,516)	(18,459)
Ceded unearned premiums	(15,981)	(46,796)	(53,165)
Deferred policy acquisition costs, net	(1,700)	(38,409)	(18,741)
Other assets	(1,545)	4,051	(11,006)
Unpaid losses and loss adjustment expenses	178,971	280,848	39,096
Unearned premiums	71,440	54,825	41,327
Reinsurance payable	26,155	26,820	36,391
Payments outstanding	(893)	(1,386)	—
Accounts payable and accrued expenses	24,454	15,905	8,005
Other liabilities	(51,048)	28,739	12,300
Net cash provided by operating activities	10,118	14,309	65,747
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of investments	250,600	128,329	187,522
Purchases of investments	(372,174)	(205,720)	(201,234)
Purchase of portfolio loan	—	(20,000)	—
Proceeds from acquisition	—	95,284	—
Purchase of subsidiary, net of cash acquired	—	—	(32,896)
Cost of property, equipment and capitalized software acquired	(4,068)	(5,237)	(3,149)
Net cash used in investing activities	(125,642)	(7,344)	(49,757)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(418)	(287)	(270)
Investment in subsidiary - NCI	20,000	—	—
Repayments of borrowings	(1,523)	(40,075)	(1,379)
Proceeds from borrowings	—	150,000	35,200
Payments of debt issuance costs	(63)	(3,264)	(596)
Dividends	(10,268)	(8,991)	(4,974)
Outstanding checks in excess of funds on deposit	15,641	21,239	21,931
Net cash provided by (used in) financing activities	23,369	118,622	49,912
Increase (decrease) in cash, cash equivalents and restricted cash	(92,155)	125,587	65,902
Cash, cash equivalents and restricted cash at beginning of period	276,275	150,688	84,786
Cash, cash equivalents and restricted cash at end of period	$184,120	$276,275	$150,688
Supplemental Cash Flows Information
Interest paid	$9,861	$3,407	$285
Income taxes paid	$4,673	$3,896	$7,194
Non-cash transactions
Issuance of common stock in connection with acquisition	$—	$285,468	$—
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes and services residential personal and commercial property and casualty insurance policies using a network of agents, four wholly-owned insurance subsidiaries, and one majority-owned insurance subsidiary. Our largest insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our four other insurance subsidiaries are Family Security Insurance Company, Inc. (FSIC), acquired via merger on February 3, 2015, Interboro Insurance Company (IIC), acquired via merger on April 29, 2016, American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017, and Journey Insurance Company (JIC). JIC was formed in strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln) on August 30, 2018. The Kiln subsidiary holds a noncontrolling interest in JIC. See Note 4 in these Notes to Consolidated Financial Statements for additional information regarding these transactions.

Our other subsidiaries include United Insurance Management L.C. (UIM), a managing general agent that manages substantially all aspects of UPC’s, and FSIC’s business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC, FSIC and IIC; AmCo Holding Company (AmCo) and Family Security Holdings (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine) which reinsures portfolios of excess and surplus policies; UPC Re which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; and Skyway Reinsurance Services which provides reinsurance brokerage services for our insurance companies.

Our primary product is homeowners' insurance, which we currently offer in 12 states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in the state of Florida. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states.

We conduct our operations under one reportable segment, property and casualty insurance policies. Our chief operating decision maker is our Chief Executive Officer who makes decisions to allocate resources and assesses performance at the corporate level.

(b)Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). While preparing our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, investments and goodwill. Except for the captions on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss), we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation.

We reclassified certain amounts in the 2017 and 2016 financial statements to conform to the 2018 presentation. These reclassifications had no impact on our results of operations or stockholders’ equity, as previously reported.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

2)    SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash, cash equivalents, and restricted cash

Our cash, cash equivalents, and restricted cash include demand deposits with financial institutions, cash that is held in trust for assumed business, cash held in deposit accounts to satisfy state statutory deposit requirements, and short-term, highly liquid instruments with original maturities of three months or less when purchased.

(b)	Investments

We currently classify all of our investments in fixed maturities, other investments and short-term investments as available-for-sale, and report them and our equity securities at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of comprehensive income (loss). We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net income. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned. As of January 1, 2018, in accordance with Accounting Standards Update (ASU) 2016-01 (ASU 2016-01), we present our unrealized gains or losses on equity investments on the income statement.

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

If a debt security is impaired and we either intend to sell the security or it is more likely than not that we will have to sell the security before we are able to recover the amortized cost, then we record the full amount of the impairment in net income. If we determine that an impairment of a debt security is other-than-temporary and we neither intend to sell the security nor it is more likely than not that we will have to sell the security before we are able to recover its cost or amortized cost, then we separate the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. We record the amount of the impairment related to the credit loss as an impairment charge in net income, and we record the amount of the impairment related to all other factors in accumulated other comprehensive income (loss).

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

(c)Fair Value

See Note 3 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2018.

(d)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $362,000 and $384,000 at December 31, 2018 and 2017, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

(e)Policy Acquisition Costs

We incur policy acquisition costs that vary with, and are directly related to, the production of new business. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy. Such costs include, but are not limited to: incremental direct costs of contract acquisition, such as commissions; premium taxes; and other essential direct costs that would not have been incurred had a policy not been acquired or renewed.

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income.
Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs. We did not have a premium deficiency at December 31, 2018 and December 31, 2017.

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

See Note 7 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software that were held during 2018 and 2017.

iii)Impairment of Long-lived Assets

We annually review our long-lived assets, or more frequently when impairment indicators exist, including intangible assets, to determine if their carrying amounts are recoverable. If the non-discounted future cash flows expected to result from the use and eventual disposition of the assets are less than their carrying amounts, we reduce their carrying amounts to fair value and recognize an impairment loss.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

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

On our Consolidated Balance Sheets, we report our reserves for unpaid losses gross of the amounts related to unpaid losses recoverable from reinsurers. On our Consolidated Statements of Comprehensive Income (Loss), we report losses net of amounts ceded to reinsurers. We do not discount our loss reserves for financial statement purposes.

(i)Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. We attribute all goodwill associated with our acquisitions to two reporting units.

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting unit to its carrying value. We test goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for our reporting units and perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, we use a discounted cash flow valuation approach.

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

When testing goodwill for impairment, we also consider our market capitalization in relation to the aggregate estimated fair value of our reporting units. We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units.

The valuation methodology utilized is subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

For the 2018 and 2017 annual goodwill impairment tests, we utilized the qualitative assessment for one of our reporting units and determined it was not more likely than not that the fair value of the reporting units tested using the applicable methods was less than their carrying amount and, therefore goodwill was not impaired for either period. For our second reporting unit, we used the quantitative approach in 2018 and determined that the goodwill was not impaired.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

(j)Intangible Assets

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

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license acquired exceeds its fair value, an impairment loss is recognized equal to that excess. For 2018 and 2017, we determined that the fair values of the intangible assets were not impaired.

(k)Portfolio Loans

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

We record any income tax penalties and income-tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2018, 2017 or 2016.

(m)Advertising Costs

We expense all advertising costs as an operating expense when we incur those costs. For the years ended December 31, 2018, 2017 and 2016, we incurred advertising costs of $1,674,000, $1,013,000, and $907,000, respectively.

(n)Earnings Per Share (EPS)

We report both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, we divide net income attributable to UIHC common stockholders (net income less the net income attributable to NCI) by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted earnings per share using the Treasury method by dividing net income attributable to UIHC common stockholders by the weighted-average number of shares of common stock, common stock equivalents, and restricted shares outstanding during the period. Common share equivalents are only included when they are dilutive.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

(o)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies;

•	a geographic concentration resulting from the fact that, though we now operate in 12 states, we still write approximately 52% of our gross written premium in Florida in 2018;

•
a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions; and

•	a concentration of credit risk with regard to our cash, because we choose to deposit all of our cash at six financial institutions.

We mitigate our geographic and group concentrations of risk by entering into reinsurance contracts with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to our cash balances held at financial institutions, we had $221,175,000 and $314,147,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2018 and 2017, respectively. The $92,972,000 decrease in excess of FDIC insurance limits was the result of holding less cash in liquid money market investments at the end of 2018 than we did in 2017.

(p)Managing General Agent Fees and Policy Fees

Our policy fees consist of the managing general agent (MGA) fee and a pay-plan fee. We defer MGA fees as unearned revenue and recognize revenue on a pro rata basis over the term of the underlying policies. We record pay-plan fees, which are charged to all policyholders that pay premium in more than one installment, as income when collected. We report all policy-related fees as other revenue on our Consolidated Statements of Comprehensive Income (Loss).

(q)Reinsurance

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

Our reinsurance agreements are short-term, prospective contracts. We record an asset, ceded unearned premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We amortize our ceded unearned premiums over the 12-month contract period.

We record provisional ceding commissions that we receive in connection with our reinsurance contracts for the 2018 underwriting year as an offset to deferred acquisition costs to the extent that they relate to compensation for acquisitions costs that are incurred that are deferrable. The remaining provisional ceding commissions are recorded as unearned reinsurance commission and are recognized as an offset to other acquisition costs based in proportion to the premiums earned or coverage provided by the reinsurance contracts.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no bad debt expense related to reinsurance during the years ended December 31, 2018, 2017 or 2016.

(r)Assessments

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

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2018, we received a recoupable assessment for $570,000 from the Texas Fair Plan Association, as well as an assessment for $894,000 from North Carolina Joint Underwriting Association. We did not receive any additional significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

(s)Accounting Pronouncements

Recently Adopted Policies

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We did not early adopt and the new guidance did not impact the way in which we account for share-based payment transactions. Therefore, the adoption as of January 1, 2018 had no impact on our results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). This standard provides guidance on the presentation of restricted cash in the statement of cash flows. We are required to explain the changes during a reporting period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. We retrospectively adopted this standard on April 1, 2018. The adoption of this new accounting standard impacted the presentation of our Consolidated Statement of Cash Flows but had no effect on our results of operations. The restricted cash on our Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 represents cash that is held in trust for assumed business and cash held in deposit accounts to satisfy state statutory deposit requirements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This update substantially revises standards for the recognition, measurement and presentation of financial instruments. This standard revised our accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amended certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We adopted this standard as of January 1, 2018, which resulted in a reclassification of a 9,338,000 gain, net of tax, on equity securities from accumulated other comprehensive income (loss) to retained earnings on our consolidated financial statements. Refer to Note 17 in these Notes to Consolidated Financial Statements for a reconciliation.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Insurance contracts are excluded from the scope of this standard. Under the standard, guidance is provided on revenue recognition for

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligation and transfers control of the good or service to the customer. ASU 2014-09 is effective beginning in the first quarter of 2018. We adopted this standard as of January 1, 2018. The adoption of this new accounting standard did not have an impact on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of prospectively adopting this new accounting standard on our consolidated financial statements and related disclosures. Any impact of the standard on our consolidated financial statements and related disclosures will be dependent on market conditions of the reporting units at the time of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update is intended to replace the incurred loss impairment methodology in current GAAP with a method that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will provide users with more useful information regarding the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In addition, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). This update is intended to replace existing lease guidance by requiring a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this amendment. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 Leases, amending certain aspects of the new leases standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We have not early adopted and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures using a modified retrospective approach upon adoption. Based on the number and type of our leases, we expect that the most significant impact will be the recognition of a right to use asset and a corresponding lease liability for our real estate leases representing less than 0.05% of both our total assets and total liabilities. We have elected the practical expedients permitted of excluding leases considered to be short-term and with a value that falls our capitalization threshold. We have also elected the practical expedient of not segregating lease and nonlease components for the leases on our office equipment.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

3)    INVESTMENTS

The following table details fixed maturity available-for-sale securities, by major investment category, at December 31, 2018 and 2017:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government and agency securities	$100,240	$50	$1,315	$98,975
Foreign government	3,993	5	16	3,982
States, municipalities and political subdivisions	145,415	354	1,301	144,468
Public utilities	24,560	11	681	23,890
Corporate securities	307,875	272	6,159	301,988
Mortgage-backed securities	227,004	333	3,483	223,854
Asset-backed securities	64,071	105	139	64,037
Redeemable preferred stocks	1,287	3	139	1,151
Total fixed maturities	$874,445	$1,133	$13,233	$862,345

December 31, 2017
U.S. government and agency securities	$93,827	$40	$1,241	$92,626
Foreign government	2,022	14	—	2,036
States, municipalities and political subdivisions	200,706	1,929	1,123	201,512
Public utilities	20,215	127	85	20,257
Corporate securities	287,025	1,746	1,209	287,562
Mortgage-backed securities	143,982	235	952	143,265
Asset-backed securities	14,902	23	20	14,905
Redeemable preferred stocks	755	11	74	692
Total fixed maturities	$763,434	$4,125	$4,704	$762,855

Equity securities are summarized as follows at:

	December 31, 2018		December 31, 2017
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$50,016	61.8%	$31,924	50.4%
Public utilities	1,759	2.2%	1,702	2.7
Other common stocks	27,198	33.6%	27,902	44.1
Nonredeemable preferred stocks	2,005	2.4%	1,767	2.8
Total equity securities	$80,978	100.0%	$63,295	100.0%

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$373	$41,776	$268	$35,248	$1,811	$56,484
Equity securities	2,828	6,073	847	2,209	64	13,253
Total realized gains	3,201	47,849	1,115	37,457	1,875	69,737
Fixed maturities	(1,376)	135,944	(890)	53,194	(1,136)	24,464
Equity securities	(170)	995	(158)	1,749	(192)	37,790
Total realized losses	(1,546)	136,939	(1,048)	54,943	(1,328)	62,254
Net realized investment gains	$1,655	$184,788	$67	$92,400	$547	$131,991

The table below summarizes our fixed maturities at December 31, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	December 31, 2018
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$73,378	8.4%	$73,030	8.5%
Due after one year through five years	347,550	39.8%	342,999	39.7%
Due after five years through ten years	149,013	17.0%	145,318	16.9%
Due after ten years	13,429	1.5%	13,107	1.5%
Asset and mortgage backed securities	291,075	33.3%	287,891	33.4%
Total	$874,445	100.0%	$862,345	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities	$22,043	$14,942	$9,170
Equity securities	2,206	1,277	996
Cash and cash equivalents	1,953	626	141
Other investments	942	937	352
Other assets	57	30	20
Investment income	27,201	17,812	10,679
Investment expenses	(1,031)	(686)	(587)
Net investment income	$26,170	$17,126	$10,092

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

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

If we have not made the decision to sell the fixed income security and it is more likely than not that we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect the security to receive cash flows sufficient to recover the entire cost or amortized cost basis of the security. We calculate the estimated recovery value by discounting the best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compare this to the cost or amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire cost or amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income (loss).

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government and agency securities	45	$111	$28,464	55	$1,204	$61,264
Foreign governments	5	16	2,978	—	—	—
States, municipalities and political subdivisions	49	272	38,469	91	1,029	68,115
Public utilities	30	374	13,685	19	307	7,805
Corporate securities	351	3,149	144,769	208	3,010	117,351
Mortgage-backed securities	87	1,303	88,754	135	2,180	70,510
Asset backed securities	67	136	41,871	7	3	1,372
Redeemable preferred stocks	8	62	711	2	77	8,377
Total fixed maturities	642	$5,423	$359,701	517	$7,810	$334,794

December 31, 2017
U.S. government and agency securities	40	$166	$26,979	73	$1,075	$58,980
States, municipalities and political subdivisions	106	734	91,245	31	389	19,718
Public utilities	16	44	7,052	5	41	1,016
Corporate securities	263	871	134,755	52	338	16,476
Mortgage-backed securities	89	475	76,349	50	477	15,210
Asset-backed securities	18	20	11,682	—	—	—
Redeemable preferred stocks	—	—	—	3	74	303
Total fixed maturities	532	$2,310	$348,062	214	$2,394	$111,703
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in fixed-income securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis. We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Due to the adoption of ASU 2016-01 as of January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales. During the years ended December 31, 2018, 2017, and 2016 we recorded no other-than-temporary impairment charges.

Fair value measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on our Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1: Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2018 and 2017. Changes in interest rates subsequent to December 31, 2018 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Consolidated Balance Sheet as of December 31, 2018.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2018 and 2017:

	Total	Level 1	Level 2	Level 3
December 31, 2018
U.S. government and agency securities	$98,975	$—	$98,975	$—
Foreign government	3,982	—	3,982	—
States, municipalities and political subdivisions	144,468	—	144,468	—
Public utilities	23,890	—	23,890	—
Corporate securities	301,988	—	301,988	—
Mortgage-backed securities	223,854	—	223,854	—
Asset-backed securities	64,037	—	64,037	—
Redeemable preferred stocks	1,151	790	361	—
Total fixed maturities	862,345	790	861,555	—
Mutual funds	50,016	47,223	2,793	—
Public utilities	1,759	1,759	—	—
Other common stocks	27,198	27,198	—	—
Non-redeemable preferred stocks	2,005	2,005	—	—
Total equity securities	80,978	78,185	2,793	—
Other long-term investments (1)	300	300	—	—
Total investments	$943,623	$79,275	$864,348	$—

December 31, 2017
U.S. government and agency securities	$92,626	$—	$92,626	$—
Foreign government	2,036	—	2,036	—
States, municipalities and political subdivisions	201,512	—	201,512	—
Public utilities	20,257	—	20,257	—
Corporate securities	287,562	—	287,562	—
Mortgage-backed securities	143,265	—	143,265	—
Asset-backed securities	14,905	—	14,905	—
Redeemable preferred stocks	692	692	—	—
Total fixed maturities	762,855	692	762,163	—
Mutual Funds	31,924	31,924	—	—
Public utilities	1,702	1,702	—	—
Other common stocks	27,902	27,902	—	—
Non-redeemable preferred stocks	1,767	1,767	—	—
Total equity securities	63,295	63,295	—	—
Other long-term investments	8,381	300	7,447	634
Total investments	$834,531	$64,287	$769,610	$634
(1) Other long-term investments included in the fair value hierarchy exclude these other limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at December 31, 2018. The following table presents the fair value of our financial instruments measured on a non-recurring basis by level at December 31, 2017.

	Total	Level 1	Level 2	Level 3
December 31, 2017
Portfolio loans	$20,000	$—	$20,000	$—

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2018 and 2017, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and our senior notes approximate fair value as the interest rates and terms are variable.

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2018, we transferred no investments between levels.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Consolidated Balance Sheets and these investments are currently being accounted for at fair value utilizing a net asset value per share equivalent methodology. The estimated fair value of our investments in the limited partnership interests at December 31, 2018 was $8,213,000.

The information presented in the table below is as of December 31, 2018 and 2017:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2018
Limited partnership investments (1)	$7,988	$225	$—	$8,213
Certificates of deposit	300	—	—	300
Total other investments	$8,288	$225	$—	$8,513

December 31, 2017
Limited partnership investments (1)	$7,757	$324	$—	$8,081
Certificates of deposit	300	—	—	300
Total other investments	$8,057	$324	$—	$8,381
(1) Distributions will be generated from investment gains, from operating income, from underlying investments of the funds, and from liquidation of the underlying assets of the funds. We estimate that the underlying assets of the funds will be liquidated over the next three months to 10 years.

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

Restricted Cash

We are required to maintain assets on deposit with various regulatory authorities to support our insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. We also use trust funds in certain reinsurance transactions.

The following table presents the components of restricted assets:

	December 31,
	2018	2017
Trust funds	$70,208	$45,791
Cash on deposit (regulatory deposits)	1,233	928
Total restricted cash	$71,441	$46,719

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

4)	ACQUISITIONS

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

AmCo Holding Company

On April 3, 2017, the Company completed its acquisition of AmCo and its subsidiaries. The transaction was completed through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as merger consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo. As a result of the mergers, AmCo merged with and into a wholly-owned subsidiary of the Company. The acquisition of AmCo supported our growth strategy and further strengthened our overall position in the commercial property and casualty insurance market. Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and enhanced reinsurance opportunities, is not tax deductible.

The operations of AmCo are included in our Consolidated Statements of Comprehensive Income (Loss) effective April 3, 2017. The final purchase price allocation was as follows:

Cash and cash equivalents	$95,284
Investments	222,920
Premium and agents’ receivable	31,439
Reinsurance recoverable	20,230
Ceded unearned premiums	22,544
Intangible assets	30,286
Insurance contract asset	33,812
Goodwill	59,475
Other assets	4,591
Unpaid losses and loss adjustment expenses	(60,529)
Unearned premiums	(128,824)
Reinsurance payable	(22,406)
Deferred taxes	(17,093)
Other liabilities	(6,261)
Total purchase price	$285,468

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

	Year ended December 31,
	2017			2016
	As	Pro Forma		As	Pro Forma
	Reported	Adjustments	Pro Forma	Reported	Adjustments	Pro Forma
Revenues	$654,420	$38,096	$692,516	$487,117	$175,032	$662,149
Net income	$10,145	$6,712	$16,857	$5,698	$31,960	$37,658
Diluted earnings per share	$0.27	$—	$0.39	$0.26	$—	$0.88
(1) Adjustments are for the period from January 1, 2016 through April 3, 2017.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

The following table summarizes the results of the acquired AmCo operations since the acquisition date that have been included within our Consolidated Statements of Comprehensive Income (Loss).

	January 1, 2018 to December 31, 2018	April 3, 2017 to December 31, 2017
Revenues	$193,168	$134,386
Net income	18,673	14,778

As of April 3, 2017, the fair value of AmCo’s premium and agents’ receivables and reinsurance recoverables were $31,439,000 and $20,230,000, respectively. The cash flows not expected to be collected of these acquired receivables were not material.

In connection with the acquisition, we paid an investment advisory fee of $7,000,000. This amount was included in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2017.

Interboro Insurance Company

On April 29, 2016, we completed the acquisition of IIC. The purchase price for IIC consisted of $48,450,000 in cash, $8,550,000 in a note payable that matured during October 2017 and an accrued liability for $3,471,000 paid during July 2016. The acquisition of IIC supported our growth strategy and further strengthened our overall position in the property and casualty insurance market in the state of New York.

For the year ended December 31, 2016, IIC recorded $28,573,000 of revenues and $14,202,000 of pre-tax net income. These amounts are included in our results of operations for the year ended December 31, 2016.

The operations of IIC are included in our Consolidated Statements of Comprehensive Income (Loss) effective April 29, 2016. The final purchase price allocation is as follows:

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

	For the Year Ended December 31, 2016
	As	Pro Forma
	Reported	Adjustments(1)	Pro Forma
Revenues	$487,117	$18,963	$506,080
Net income	$5,698	$8,187	$13,885
Diluted earnings per share	$0.26	$0.38	$0.64
(1) Adjustments are for the period from January 1, 2016 through April 29, 2016.

The following table summarizes the results of the acquired IIC operations since the acquisition date that have been included within our Consolidated Statements of Comprehensive Income (Loss).

	January 1, 2018 to December 31, 2018	January 1, 2017 to December 31, 2017	April 29, 2016 to December 31, 2016
Revenues	$27,024	$31,780	$28,573
Net income	(2,906)	385	9,645

As of April 26, 2016, the fair value of IIC’s premium and agents’ receivables and reinsurance receivables were $3,186,000 and $1,042,000, respectively. The cash flows not expected to be collected of these acquired receivables were not material.

In connection with the acquisition, we paid an investment advisory fee of $224,000. This amount was included in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2016.

5)    EARNINGS PER SHARE

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of restricted stock awards. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to UIHC common stockholders	$290	$10,145	$5,698

Denominator:
Weighted-average shares outstanding	42,650,629	37,152,768	21,417,486
Effect of dilutive securities	188,257	222,572	196,957
Weighted-average diluted shares	42,838,886	37,375,340	21,614,443

Earnings available to UIHC common stockholders per share
Basic	$0.01	$0.27	$0.27
Diluted	$0.01	$0.27	$0.26

See Note 19 for additional information on the stock grants related to dilutive securities.

6)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2018	2017
Balance at January 1	$103,882	$65,473
Policy acquisition costs deferred	244,136	210,324
Amortization	(225,900)	(171,915)
Unearned ceding commission reclassification	(16,536)	—
Balance at December 31	$105,582	$103,882

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2018	2017
Land	$2,114	$2,114
Building and building improvements	6,651	5,695
Computer hardware and software	17,932	18,985
Office furniture and equipment(1)	3,368	3,413
Leasehold improvements	20	—
Total, at cost	30,085	30,207
Less: accumulated depreciation and amortization	(12,948)	(12,916)
Property and equipment, net	$17,137	$17,291
(1) Includes vehicles under capital leases. See Note 12 for further information on leases.

Depreciation and amortization expense under property and equipment was $4,222,000, $5,806,000 and $2,424,000, respectively, for the years ended December 31, 2018, 2017 and 2016. During the years ended December 31, 2018 and 2017, we incurred non-cash capitalized software write-off charges as a result of our decision to discontinue the use of one of the software development projects that we previously developed and capitalized.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Balance at beginning of period	$73,045	$14,254
Acquisitions	—	59,475
Adjustment to finalize purchase price allocation	—	(684)
Impairment	—	—
Balance at end of period	$73,045	$73,045

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

We completed our most recent goodwill impairment testing during the fourth quarter of 2018 and determined that there was no impairment in the value of our assets as of December 31, 2018. No impairment loss in the value of goodwill was recognized during the years ended December 31, 2018 and 2017. Additionally, there was no accumulated impairment related to goodwill at December 31, 2018 or 2017.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets on our Consolidated Balance Sheets at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Intangible assets subject to amortization	$27,795	$41,715
Indefinite-lived intangible assets(1)	3,556	3,556
Total	$31,351	$45,271
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
2018
Amortizing intangible assets
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.3	34,661	(11,164)	23,497
Trade names acquired	5.2	6,381	(2,083)	4,298
Total		$83,830	$(56,035)	$27,795
2017
Amortizing intangible assets
Value of Business Acquired	0.3	$42,788	$(34,335)	$8,453
Agency agreements acquired	8.0	34,661	(6,669)	27,992
Trade names acquired	6.0	6,381	(1,111)	5,270
Total		$83,830	$(42,115)	$41,715
No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2018 and 2017.
Amortization expense of our intangible assets was $13,920,000, $31,200,000 and $10,910,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The large increase in amortization expense in 2017 was primarily due to the amortization of intangible assets and Value of Business Acquired acquired as part of the AmCo acquisition.
Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2019	$5,355
2020	4,267
2021	3,555
2022	3,246
2023	3,246

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

9)    REINSURANCE

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. Our program provides reinsurance protection for catastrophes including hurricanes, tropical storms and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our stockholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability.

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss contract, in effect from June 1, 2018 through May 31, 2019, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to a $3,100,000,000 exhaustion point. In addition to this contract, we have an aggregate excess of loss contract, effective January 1, 2018, which provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. We ceded $20,000,000 of catastrophe losses for this treaty for the year ended December 31, 2018. The quota share agreement provides coverage for all catastrophe perils and attritional losses incurred by our insurance subsidiary, UPC. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2018	2017
Reinsurance recoverable on unpaid losses and LAE	$477,870	$305,673
Reinsurance recoverable on paid losses and LAE	148,128	90,101
Reinsurance recoverable	$625,998	$395,774

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $1,575,000, $1,255,000, and $1,056,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income (Loss):

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

	Year ended December 31,
	2018	2017	2016
Premium written:
Direct	$1,148,190	$989,525	$708,252
Assumed	104,211	51,323	(96)
Ceded	(512,270)	(447,329)	(262,340)
Net premium written	$740,131	$593,519	$445,816
Change in unearned premiums:
Direct	$(49,048)	$(49,386)	$(57,759)
Assumed	(22,392)	(5,439)	16,432
Ceded	20,585	46,796	52,442
Net decrease (increase)	$(50,855)	$(8,029)	$11,115
Premiums earned:
Direct	$1,099,142	$940,139	$650,493
Assumed	81,819	45,884	16,336
Ceded	(491,685)	(400,533)	(209,898)
Net premiums earned	$689,276	$585,490	$456,931
Losses and LAE incurred:
Direct	$1,101,328	$863,928	$335,542
Assumed	97,444	60,836	3,747
Ceded	(790,183)	(559,229)	(40,936)
Net losses and LAE incurred	$408,589	$365,535	$298,353

Ceded losses incurred increased by $230,954,000 during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily because we incurred more ceded losses in 2018 than in 2017 as a result of the development on Hurricane Irma, which occurred during 2017, and Hurricanes Florence and Michael, which occurred during 2018. A portion of the losses we incurred in 2018, 2017, and 2016 exceeded our retained loss thresholds; therefore, we received reinsurance recoveries for losses that we incurred on these storms and expect to receive additional recoveries during 2019.

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

	December 31,
	2018	2017	2016
Unpaid losses and LAE:
Direct	$579,710	$441,355	$138,345
Assumed	81,493	40,877	2,510
Gross unpaid losses and LAE	661,203	482,232	140,855
Ceded	(477,870)	(305,673)	(18,724)
Net unpaid losses and LAE	$183,333	$176,559	$122,131
Unearned premiums:
Direct	$577,467	$528,419	$371,149
Assumed	49,846	27,454	1,074
Gross unearned premiums	627,313	555,873	372,223
Ceded	(217,885)	(201,904)	(132,564)
Net unearned premiums	$409,428	$353,969	$239,659

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

required. Due to the uncertain nature of any projection of the future, the ultimate amount we will pay for losses will be different from the reserves we record. However, in our judgment, we employ techniques and assumptions that are appropriate, and the resulting reserve estimates are reasonable, given the information available at the balance sheet date.
To determine our ultimate losses, we first use multiple actuarial techniques to establish a range of reasonable estimates. These techniques are in line with actuarial standards of practice and actuarial literature. A brief overview of each of these techniques is provided below. We then make additional qualitative considerations for many of the previously mentioned factors and select a point within this range. These ultimate loss estimates include reserves for both reported and unreported claims.
Estimation of the Reserves for Unpaid Losses and Allocated LAE
We calculate our estimate of ultimate losses with the following actuarial methods. The methods are applied to paid and incurred loss data. Incurred losses are defined as paid losses plus case reserves. For our loss reserving process, the word “segment” refers to a subgrouping of our claims data, such as by geographic area and/or by particular line of business; it does not refer to operating segments.

•
Development Method - The development method is based upon the assumption that the relative change in a given year’s loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. In utilizing this method, actual annual historical loss data is evaluated. Loss development factors (LDFs) are calculated to measure the change in cumulative losses from one evaluation point to the next. These historical LDFs and comparable industry benchmark factors form the basis for selecting the LDFs used in projecting the current valuation of losses to an ultimate basis. When applied to incurred loss data, the implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported. Applying this method to paid losses avoids potential distortions in the data due to changes in case reserving methodology, but also loses any potentially useful information contained in the current case reserves. The paid development method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time.

•
Expected Loss Method - Ultimate loss projections are based upon a prior measure of the anticipated losses, usually relative to a measure of exposure (such as earned house years). An expected loss cost is applied to each year’s measure of exposure to determine estimated ultimate losses for that year. Actual losses are not considered in this calculation. Because the ultimate loss estimates do not change unless the exposures or loss costs change, this method has the advantage of being stable over time. However, the advantage of this stability is offset by a lack of responsiveness since this method does not consider actual loss experience as it emerges. This method assumes that the loss cost per unit of exposure is a good indication of ultimate losses. It can be entirely dependent on pricing assumptions (e.g., historical experience adjusted for loss trend).

•
Bornhuetter-Ferguson Method - The Bornhuetter-Ferguson (B-F) method is a credibility weighting procedure that blends the responsiveness of the Development Method with the stability of the Expected Loss Method by setting ultimate losses equal to actual losses plus the expected unreported losses which are based on the Expected Loss Method. As an experience year matures, actual losses gradually move closer to their ultimate levels so reliance on the Expected Loss Method can be reduced.

•
Paid-to-Paid Development Method - In addition to the aforementioned methods, we also rely upon the Paid-to-Paid Development Method to project ultimate unallocated loss adjustment expense (ULAE). Ratios of paid ULAE to paid loss and allocated loss adjustment expense are compiled by calendar year and a paid-to-paid ratio selection is made. The selected ratio is applied to the estimated IBNR amounts and one half of this ratio is applied to case reserves. This method is derived from rule of thumb that half of ULAE is incurred when a claim is opened and the other half is incurred over the remaining life of the claim.

Reliance and Selection of Methods
Each of these methods has its own strengths and weaknesses that depend upon the circumstances of the segment and the age of the claims experience we analyze. The nature of our book of business allows us to place substantial, but not exclusive, reliance on the loss development methods, and the selected LDFs, represent the most critical aspect of our loss reserving process. We use the same set of LDFs in the methods during our loss reserving process that we also use to calculate the premium necessary to pay expected ultimate losses.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

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
On an annual basis, our consulting actuary issues a statement of actuarial opinion that documents the actuary’s evaluation of the adequacy of our unpaid loss obligations under the terms of our policies. We review the analysis underlying the consulting actuary’s opinion and compare the projected ultimate losses to our own estimates to ensure that the reserve for unpaid losses recorded at each annual balance sheet date is based upon all internal and external factors related to known and unknown claims against us and to ensure our reserve is within guidelines promulgated by the National Association of Insurance Commissioners (NAIC).
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
The following is information about incurred claims development and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. The incurred claims development and paid claims development data reflect the acquisitions of FSIC, IIC, and AmCo in February 2015, April 2016, and April 2017, respectively, on a retrospective basis (includes FSIC, IIC and AmCo data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2009 to 2015 is presented as supplementary information.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

Personal Homeowners’ Insurance
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited							Audited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$46,952	$46,089	$45,515	$45,583	$45,316	$45,116	$44,959	$44,996	$44,617	$44,574	$2	4,152
2010	—	51,144	51,292	51,862	52,239	51,685	51,841	51,674	51,836	51,796	11	5,095
2011	—	—	53,878	56,840	57,670	58,047	59,517	60,215	60,288	60,522	72	6,224
2012	—	—	—	65,112	69,438	68,923	68,388	69,000	69,064	67,934	159	11,046
2013	—	—	—	—	98,461	94,755	93,041	92,702	92,792	66,709	174	8,373
2014	—	—	—	—	—	130,090	130,488	131,402	132,096	104,222	619	12,822
2015	—	—	—	—	—	—	181,609	195,902	195,864	196,549	1,795	19,152
2016	—	—	—	—	—	—	—	249,276	250,774	236,050	4,208	30,572
2017	—	—	—	—	—	—	—	—	208,537	165,375	9,730	73,280
2018	—	—	—	—	—	—	—	—	—	268,275	44,495	35,629
									Total	$1,262,006

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited							Audited
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$31,525	$41,134	$43,149	$44,114	$44,413	$44,737	$44,898	$44,966	$44,577	$44,572
2010	—	32,993	43,932	46,711	49,256	50,215	50,704	51,163	51,435	51,484
2011	—	—	36,419	48,558	52,412	55,532	58,069	59,461	59,806	60,289
2012	—	—	—	42,699	60,640	64,675	66,739	68,337	68,655	67,487
2013	—	—	—	—	63,732	85,346	89,068	90,627	91,789	65,989
2014	—	—	—	—	—	88,375	119,612	125,951	129,636	102,550
2015	—	—	—	—	—	—	123,888	174,993	188,199	192,065
2016	—	—	—	—	—	—	—	170,527	232,266	227,052
2017	—	—	—	—	—	—	—	—	138,112	158,114
2018	—	—	—	—	—	—	—	—	—	195,168
									Total	$1,164,770
All outstanding liabilities before 2009, net of reinsurance										2
Liabilities for claims and claim adjustment expenses, net of reinsurance										$97,238

The following is supplementary information about average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	74.4%	25.4%	6.2%	3.3%	(2.5)%	(6.9)%	—%	0.5%	(0.4)%	—%

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

Commercial Residential Insurance
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited							Audited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$11,323	$5,233	$4,054	$3,853	$4,182	$3,459	$3,490	$3,489	$3,486	$3,484	$—	383
2010	—	12,134	5,603	5,374	5,489	4,291	4,160	4,112	4,112	4,112	—	580
2011	—	—	12,702	11,280	10,197	8,972	9,142	9,030	8,985	9,026	54	757
2012	—	—	—	11,404	9,540	9,690	9,771	8,671	12,615	12,641	65	802
2013	—	—	—	—	8,359	6,420	11,826	8,382	7,573	7,426	163	740
2014	—	—	—	—	—	15,845	15,752	16,311	16,816	16,070	686	679
2015	—	—	—	—	—	—	16,554	20,434	24,568	26,619	2,039	836
2016	—	—	—	—	—	—	—	38,632	25,599	23,079	2,591	1,194
2017	—	—	—	—	—	—	—	—	76,910	102,408	4,254	4,254
2018	—	—	—	—	—	—	—	—	—	62,043	14,004	3,218
									Total	$266,908

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited							Audited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$1,639	$3,616	$3,410	$3,415	$3,920	$3,446	$3,471	$3,485	$3,484	$3,483
2010	—	1,968	3,127	3,461	3,966	3,909	3,909	4,112	4,112	4,112
2011	—	—	3,541	6,241	7,605	7,846	8,825	8,851	8,933	8,972
2012	—	—	—	4,583	6,942	6,893	7,543	8,552	12,575	12,576
2013	—	—	—	—	2,958	5,127	5,317	7,248	7,254	7,256
2014	—	—	—	—	—	6,379	9,452	13,212	14,420	15,336
2015	—	—	—	—	—	—	10,188	17,139	20,645	22,983
2016	—	—	—	—	—	—	—	10,917	16,687	19,606
2017	—	—	—	—	—	—	—	—	42,744	86,775
2018	—	—	—	—	—	—	—	—	—	28,092
									Total	$209,191
All outstanding liabilities before 2009, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										$57,717

The following is supplementary information about average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	41.5%	29.9%	7.8%	8.9%	6.3%	3.7%	1.6%	0.3%	—%	—%

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

Remaining Product Lines
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited							Audited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$10,610	$10,135	$10,093	$10,026	$9,902	$9,844	$9,837	$10,009	$10,007	$10,007	$—	1,072
2010	—	9,911	11,042	10,733	11,126	11,020	11,105	11,072	11,072	11,072	—	1,096
2011	—	—	11,126	11,022	10,896	10,630	10,575	10,740	10,741	10,741	—	1,171
2012	—	—	—	10,760	9,651	9,350	9,412	9,147	9,138	9,140	3	1,001
2013	—	—	—	—	6,657	5,817	5,401	5,736	5,857	5,843	41	508
2014	—	—	—	—	—	9,073	7,927	8,016	7,956	7,936	38	593
2015	—	—	—	—	—	—	19,669	19,723	19,352	19,340	134	1,009
2016	—	—	—	—	—	—	—	17,053	17,898	18,222	202	52
2017	—	—	—	—	—	—	—	—	46,892	77,864	1,417	32
2018	—	—	—	—	—	—	—	—	—	30,601	3,491	5
									Total	$200,766

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited							Audited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$4,807	$7,507	$8,470	$9,062	$9,471	$9,570	$9,688	$10,009	$10,007	$10,007
2010	—	4,346	8,128	9,036	10,182	10,242	10,327	11,073	11,072	11,072
2011	—	—	4,587	8,013	9,444	9,837	10,128	10,740	10,741	10,741
2012	—	—	—	5,112	7,631	8,242	8,626	9,124	9,126	9,137
2013	—	—	—	—	2,925	4,496	4,811	5,566	5,626	5,802
2014	—	—	—	—	—	4,008	6,237	7,868	7,898	7,898
2015	—	—	—	—	—	—	11,104	18,129	18,817	18,970
2016	—	—	—	—	—	—	—	12,432	16,116	17,111
2017	—	—	—	—	—	—	—	—	37,127	68,994
2018	—	—	—	—	—	—	—	—	—	24,105
									Total	$183,837
All outstanding liabilities before 2009, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										$16,929

The following is supplementary information about average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	51.8%	28.3%	7.0%	5.5%	2.3%	2.1%	2.0%	1.0%	—%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

	December 31,
	2018	2017
Net outstanding liabilities
Personal Homeowners’ Only	$97,238	$101,544
Commercial Residential Only	57,717	49,810
All other lines of business	16,929	12,384
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$171,884	$163,738

Reinsurance recoverable on unpaid claims
Personal Homeowners’ Only	$318,678	$131,581
Commercial Residential Only	155,717	165,313
All other lines of business	3,475	8,779
Total reinsurance recoverable on unpaid claims	$477,870	$305,673

Unallocated claims adjustment expenses	11,449	12,821

Total gross liability for unpaid claims and claims adjustment expense	$661,203	$482,232

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2018	2017	2016
Balance at January 1	$482,232	$140,855	$76,792
Less: reinsurance recoverable on unpaid losses	305,673	18,724	2,114
Net balance at January 1	$176,559	$122,131	$74,678

Acquired reserves, net of reinsurance recoverables(1)	—	40,299	22,576
Incurred related to:
Current year	404,271	368,148	281,365
Prior years	4,318	(2,613)	16,988
Total incurred	$408,589	$365,535	$298,353
Paid related to:
Current year	283,821	256,134	210,970
Prior years	117,994	95,272	62,506
Total paid	$401,815	$351,406	$273,476

Net balance at December 31	$183,333	$176,559	$122,131
Plus: reinsurance recoverable on unpaid losses	477,870	305,673	18,724
Balance at December 31	$661,203	$482,232	$140,855

Composition of reserve for unpaid losses and LAE:
Case reserves	$270,601	$236,253	$83,447
IBNR reserves	390,602	245,979	57,408
Balance at December 31	$661,203	$482,232	$140,855
(1) Acquired reserves, net of reinsurance recoverables of $19,945,000 for 2017 and $2,391,000 for 2016 related to our acquisitions of AmCo and IIC, respectively.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the unfavorable development experienced in 2018 was primarily the result of losses related to the 2017 accident year coming in worse than expected and the favorable development in 2017 was primarily the result of losses related to the 2016 accident years coming in better than expected. During 2016, we had a reserve deficiency. Since we place substantial reliance on loss-development-based actuarial models when determining our estimate of ultimate losses, the deficiencies resulted from additional development on prior accident years which caused our ultimate losses to increase.

11)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of December 31, 2018 and 2017:

		Effective Interest Rate	Carrying Value at
	Maturity		December 31, 2018	December 31, 2017
$150M Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	3.06%	8,824	10,000
BB&T Term Note Payable	May 26, 2031	4.00%	4,304	4,651
Total long-term debt			$163,128	$164,651

At December 31, 2018, the annual maturities of our long-term debt were as follows:

Amount
2019	$1,523
2020	1,523
2021	1,523
2022	1,523
2023	1,523
Thereafter	155,513
Total debt	$163,128

$150M Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of senior notes ($150M senior notes) that will mature in 10 years on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The $150M senior notes are senior unsecured obligations of the Company. We may redeem the $150M senior notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On or after that date, we may redeem the $150M senior notes at par.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

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

Florida State Board of Administration Note Payable

On September 22, 2006, we issued a $20,000,000, 20-year note payable to the Florida State Board of Administration (the SBA Note). For the first three years of the SBA note we were required to pay interest only. On October 1, 2009, we began to repay the principal in addition to interest. The SBA Note bears an annual interest rate equivalent to the 10-year U.S. Treasury Bond rate. The rate is adjusted quarterly for the term of the SBA Note based on the 10-year Constant Maturity Treasury rate.

Interboro, LLC Promissory Note Payable

On April 29, 2016, we issued an $8,550,000 promissory note to Interboro, LLC, the former parent company of IIC, as part of the purchase price paid to acquire our insurance subsidiary. The note matured and was paid in October 2017.

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T Note) with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The BB&T Note bears interest at 1.65% in excess of the one-month LIBOR which resets monthly. In the event of default, BB&T, may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our principal executive office which has been pledged to the bank as security for the loan.

Financial Covenants

Senior Notes Payable - Our $150M senior notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the $150M senior notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the $150M senior notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2018, we were in compliance with the covenants in the $150M senior notes.

Florida State Board of Administration Note Payable - Our $20,000,000, 20-year note payable to the Florida State Board of Administration (the SBA note) requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate (as defined in the SBA note agreement), which was 2.69% at the end of December 2018. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which was 3.06% at the end of December 2018. Our SBA note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2018, we were in compliance with the covenants in the SBA note.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

BB&T Term Note Payable - Our $5,200,000, 15-year term note payable to BB&T (the BB&T note) requires that, at all times while there has been no losses from our insurance subsidiaries' operations (non-recurring losses), we will maintain a minimum cash flow coverage ratio of 1.2:1. The cash flow coverage ratio is defined as the ratio of our cash flow to debt services. This ratio will be tested annually, based on our audited financial statements. For the one-year period following a non-recurring loss, we are required to maintain a minimum cash flow coverage ratio of 1.0:1. This covenant will only be effective if the pre non-recurring losses test is failed, and is only available and effective for one annual test period. Thereafter, the non-recurring loss cash flow coverage ratio of 1.2:1 will immediately apply. At December 31, 2018, we were in compliance with the covenants in the BB&T note.

In addition, the BB&T note requires that we establish and maintain with BB&T at all times during the term of the loan a noninterest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At December 31, 2018, we were in compliance with the covenants as specified in the BB&T note.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the years ended December 31, 2018 and 2017:

	2018	2017
Balance at January 1,	$3,287	$549
Additions	63	3,264
Amortization	(340)	(526)
Balance at December 31,	$3,010	$3,287

12)    COMMITMENTS AND CONTINGENCIES

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

At December 31, 2018, we were not involved in any material non-claims-related legal actions.

Commitments to fund partnership investments

We have fully funded two limited partnership investments and have committed to fund our remaining four investments. The amount of unfunded commitments was $2,454,000 and $1,365,000 at December 31, 2018 and 2017, respectively.

Leases

We, as lessee, have entered into various short-term to medium-term leases of commercial office space. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under capital leases. Lease expense amounted to $589,000, $290,000, and $205,000 for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, future minimum gross lease payments relating to these non-cancellable operating and capital lease agreements are as follows:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

Amount
2019	$380
2020	265
2021	214
2022	138
2023	24

Capital lease amortization expenses are included in depreciation expense in our Consolidated Statements of Comprehensive Income (Loss). See Note 7 for information regarding depreciation expense. See Note 11 for information regarding commitments related to long-term debt, and Note 14 for commitments related to regulatory actions.

13)    INCOME TAXES

The Company files a consolidated federal income tax return with all eligible subsidiaries. Since we have less than an 80% interest in JIC, JIC is not eligible to file on a consolidated basis with UIHC.

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2018	2017	2016
Federal:
Current	$(1,510)	$(1,147)	$(1,906)
Deferred	(1,240)	(9,911)	1,920
(Benefit) provision for Federal income tax expense	(2,750)	(11,058)	14

State:
Current	(654)	496	1,001
Deferred	(1,229)	1,327	290
Provision for State income tax expense	(1,883)	1,823	1,291
(Benefit) provision for income taxes	$(4,633)	$(9,235)	$1,305

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

	Year Ended December 31,
	2018	2017	2016
Expected income tax expense at federal rate	$(875)	$319	$2,381
State tax expense, net of federal deduction benefit	(1,205)	366	934
Dividend received deduction	(170)	(294)	(217)
Other permanent items	564	128	—
Prior period adjustment	—	(791)	—
Accrual adjustments	(1,391)	(1,472)	—
Municipal tax-exempt interest	(735)	(1,398)	(1,011)
Change in enacted tax rate(1)	—	(6,777)	—
Change in Special Loss Discount Account	(821)	—	—
Other, Net	—	684	(782)
Reported income tax (benefit) expense	$(4,633)	$(9,235)	$1,305
 (1) Pursuant to the recently enacted 2017 Tax Act legislation.

On December 22, 2017, the 2017 Tax Act was signed into law. At the time it was enacted, the Tax Act was subject to further clarification and interpretation by the U.S. Treasury Department and Internal Revenue Service. For example, the 2017 Tax Act changed the methodology used by insurance companies to calculate their insurance claims and reserves for tax purposes, including revaluing those tax basis liabilities as of January 1, 2018, based on a methodology and discount factors that had not been published. In November 2018, the U.S. Treasury issued proposed regulations providing the interest rate to be used in determining the tax-related discount on insurance claims and reserves. The 2017 Tax Act provided a transitional deferred tax liability (taxes payable over an 8-year period). Since the established transition liability was completely offset by an increase in related deferred tax asset, the adjustment to the final amount when the factors were published in 2018 did not impact the Company’s effective tax rate. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (SAB 118), all changes in deferred taxes resulting from clarification and interpretation of the 2017 Tax Act were recorded in 2018, the period in which the guidance was published. As a result, the Company’s implementation of the 2017 Tax Act is complete as of December 31, 2018.

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of asses and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The table below summarizes the significant components of our net deferred tax liability:

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

	December 31,
	2018	2017
Deferred tax assets:
Unearned premiums	$19,661	$17,459
Unrealized loss	2,145	—
Tax-related discount on loss reserve	2,055	1,113
Bad debt expense	89	90
Other-than-temporary impairment	18	16
Investments	302	304
AMT credit carryforward	—	226
Capitalized software	330	—
Other	260	89
Total deferred tax assets	24,860	19,297
Deferred tax liabilities:
Unrealized gain	—	(2,822)
Deferred acquisitions costs	(26,966)	(21,549)
Capitalized software	—	(204)
Intangible asset	(7,397)	(10,883)
Prepaid expenses	(665)	(535)
Investments	(221)	(17)
Fixed assets	(1,864)	(689)
Other	—	(63)
Total deferred tax liabilities	(37,113)	(36,762)
Net deferred tax liability	$(12,253)	$(17,465)

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

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2014; therefore, only the 2015 through 2018 tax years remain subject to examination by taxing authorities. No taxing authorities are currently examining any of our federal or state income tax returns.

UPC Insurance’s reinsurance subsidiaries, which are based in the Cayman Islands and Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiaries are subject to United States income tax on its worldwide income as if it were a U.S. corporation.

As of December 31, 2018, we have not taken any uncertain tax positions with regard to our tax returns.

14)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers’ ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries, UPC, ACIC, and JIC are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At December 31,

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

2018, and during the year then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. In March 2018, we received a recoupable assessment for $570,000 from the Texas Fair Plan Association. In September 2018, we received an assessment for $894,000 from North Carolina Joint Underwriting Association. We did not receive any additional significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

The NAIC has RBC guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida, Hawaii and New York, have enacted statutory requirements adopting the NAIC RBC guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

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

Governmental agencies or certain quasi-governmental entities can levy assessments upon us in the states in which we write policies. See Note 2(r) for a description of how we recover assessments imposed upon us. We expense an assessment when the particular governmental agency or quasi-governmental entity levies it upon us; therefore, expected recoveries are not assets and we will record the amounts as income when collected from policyholders.

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and we collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. We currently collect assessments levied upon policyholders on behalf of Citizens Property Insurance Corporation in the amount of 1.0%, and on behalf of FHCF in the amount of 1.3%. We multiply the premium written on each policy, except our flood policies, by these assessment percentages to determine the additional amount that we will collect from the policyholder and remit to the assessing agencies.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At December 31, 2018, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at December 31, 2018 and 2017, was $437,449,000, and $389,384,000 respectively.

The amount of restricted net assets of UPC, ACIC, FSIC, IIC, and JIC at December 31, 2018 was $156,719,000, $143,699,000, $48,513,000, $40,890,000, and $60,130,000 respectively.

NAIC law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2018 and 2017.

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

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

•
Statutory accounting requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over ninety days and for unsecured amounts recoverable from unauthorized reinsurers.  Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance subsidiary’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.

•
Statutory accounting requires an additional admissibility test and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

Our insurance subsidiaries must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP. For the year ended December 31, 2018, 2017 and 2016, our combined recorded statutory net income (loss) was $(5,199,000), $832,000, and $6,083,000, respectively.

15)    RELATED PARTY TRANSACTIONS

Groelle & Salmon, PA

One of our former executive officers who acted as an executive officer during the period covered by this Form 10-K, Ms. Salmon, is also a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the years ended December 31, 2018 and 2017, while Ms. Salmon was employed at the Company, Groelle & Salmon, PA billed us approximately $2,407,000 and $3,188,000, respectively. Ms. Salmon’s spouse has a 50% interest in these billings, or approximately $1,204,000 and $1,594,000 for the years ended December 31, 2018 and 2017, respectively. Effective September 7, 2018, Ms. Salmon stepped down from her role at UPC Insurance.

AmRisc, LLC

AmRisc, a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Vice Chairman of our Board of Directors, beneficially owned approximately 7.7% of AmRisc and was also the Chief Executive Officer of AmRisc during 2018. On December 31, 2018, Mr. Peed sold his interest in AmRisc and effective January 1, 2019, became Non-Executive Vice Chairman of AmRisc.
In accordance with the managing general agent underwriting contract with AmRisc, we recorded $361,904,000 and $220,150,000 of gross written premiums for the year ended December 31, 2018 and 2017, respectively, resulting in gross fees and commission (including a profit commission) of $95,920,000 and $60,016,000 due to AmRisc, respectively. Receivables are stated net of the fees and commission due under the contract.

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

In addition to the direct premiums written, we recorded $5,146,000 and $3,564,000 in ceded premiums to AmRisc as a reinsurance intermediary for the year ended December 31, 2018 and 2017, respectively. We also incurred $19,000 and $25,000, respectively, during those periods for rent under a sublease agreement with AmRisc.
Net premiums receivable (net of commissions) of $48,264,000 were due from AmRisc as of December 31, 2018. These premiums were paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.
16)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2018, 2017, and 2016, our contributions to the plan on behalf of the participating employees were $861,000, $604,000, and $444,000, respectively.

17)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income items within comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders’ equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income (loss) at year end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2015	$2,640	$(1,020)	$1,620
Changes in net unrealized gain on investments	(629)	167	(462)
Reclassification adjustment for net realized gains	(547)	211	(336)
December 31, 2016	1,464	(642)	822
Changes in net unrealized gain on investments	10,647	(3,747)	6,900
Reclassification adjustment for net realized gains	(67)	17	(50)
Reclassification due to adoption of ASU 2018-02	—	1,549	1,549
December 31, 2017	12,044	(2,823)	9,221
Reclassification due to adoption of ASU 2016-01	(12,300)	2,962	(9,338)
Adjusted balance at January 1, 2018	(256)	139	(117)
Changes in net unrealized gain on investments	(9,999)	2,327	(7,672)
Reclassification adjustment for net realized gains	(1,655)	414	(1,241)
December 31, 2018	$(11,910)	$2,880	$(9,030)

18)    STOCKHOLDERS’ EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

	Year Ended December 31,
	2018		2017		2016
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,565	$0.06	$1,301	$0.05	$1,076
Second Quarter	$0.06	$2,565	$0.06	$2,561	$0.06	$1,300
Third Quarter	$0.06	$2,569	$0.06	$2,564	$0.06	$1,299
Fourth Quarter	$0.06	$2,569	$0.06	$2,565	$0.06	$1,299

On November 6, 2018, ACIC and IIC paid dividends of $50,000,000 and $1,764,000, respectively, to the Company.

On April 3, 2017, we completed the acquisition of AmCo by issuing 20,956,355 shares of our common stock as consideration for the final purchase price. See Note 4 for additional information on this acquisition.

See Note 19 for information regarding our stock-based compensation activity.

19) STOCK-BASED COMPENSATION

We account for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - Compensation - Stock Compensation. We recognize stock-based compensation cost over the award’s requisite service period on a straight-line basis for time-based restricted stock grants and performance-based restricted stock grants. We record forfeitures as they occur for all stock-based compensation.

Under the Company’s 2013 Omnibus Incentive Plan, 1,000,000 shares were authorized for issuance at December 31, 2018.

The following table presents our total stock-based compensation expense:

	Year ended December 31,
	2018	2017	2016
Employee stock-based compensation expense
Pre-tax	$1,095	$1,616	$877
Post-tax (1)	865	1,277	693
Director stock-based compensation expense
Pre-tax	1,319	996	1,070
Post-tax (1)	1,042	787	845
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,932,000 of unrecognized stock compensation expense at December 31, 2018 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.51 years. We had approximately $527,000 of unrecognized director stock-based compensation expense at December 31, 2018 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.35 years.

Restricted stock, restricted stock units and performance stock units

Stock-based compensation cost for restricted stock awards, restricted stock units and performance stock units is measured based on the closing fair market value of our common stock on the date of grant, which vest in equal installments over the requisite service period of typically three years. Restricted stock awards granted to non-employee directors vest over a one-year

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

period. Each restricted stock unit and performance stock unit represents our obligation to deliver to the holder one share of common stock upon vesting.

Performance-based restricted stock grants vest based on return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2018 awards.

We granted 174,602, 167,622, and 115,405 shares of restricted common stock, which had a weighted-average grant date fair value of $20.07, $15.62, and $16.90 per share during the years ended December 31, 2018, 2017, and 2016, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	179,183	$16.67
Granted	115,405	16.90
Less: Forfeited	26,082	17.44
Less: Vested	98,864	16.39
Outstanding as of December 31, 2016	169,642	$16.87
Granted	167,622	15.62
Less: Forfeited	17,537	14.07
Less: Vested	107,633	16.24
Outstanding as of December 31, 2017	212,094	$16.44
Granted	174,602	20.07
Less: Forfeited	21,502	18.82
Less: Vested	147,258	16.68
Outstanding as of December 31, 2018	217,936	$18.96

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2018
Expected annual dividend yield	1.15%
Expected volatility	41.18%
Risk-free interest rate	3.09%
Expected term	6	years

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

UNITED INSURANCE HOLDINGS CORP. Notes to Consolidated Financial Statements December 31, 2018

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Prices
Outstanding as of December 31, 2017	—	$—	$—
Granted	107,888	8.26	20.94
Less: Forfeited	—	—	—
Less: Vested	—	—	—
Outstanding as of December 31, 2018	107,888	$8.28	$20.44
Exercisable as of December 31, 2018	—	$—	$—

20) QUARTERLY RESULTS (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2018
Revenues(1)	$180,127	$183,148	$187,652	$181,089
Income before income taxes	$11,716	$19,332	$(15,870)	$(19,416)
Net income (loss)	$8,369	$14,701	$(11,707)	$(10,968)
Less: Net income attributable to NCI	$—	$—	$1	$103
Net income (loss) attributable to UIHC	$8,369	$14,701	$(11,708)	$(11,071)
Earnings per common share - Basic (2)	$0.20	$0.34	$(0.27)	$(0.26)
Earnings per common share - Diluted (2)	$0.20	$0.34	$(0.27)	$(0.26)

2017
Revenues	$122,633	$178,073	$171,128	$182,586
Income (loss) before income taxes	$5,938	$12,650	$(45,487)	$27,809
Net income (loss)	$3,899	$7,257	$(28,012)	$27,001
Less: Net income (loss) attributable to NCI	$—	$—	$—	$—
Net income (loss) attributable to UIHC	$3,899	$7,257	$(28,012)	$27,001
Earnings per common share - Basic (2)	$0.18	$0.17	$(0.66)	$0.63
Earnings per common share - Diluted (2)	$0.18	$0.17	$(0.66)	$0.63
(1) The sum of the quarterly reported amounts does not equal the full year due to a presentation change in ceding commission income incurred during the second quarter of 2018.
(2) Earnings per common share is calculated based on the earnings attributable to UIHC. The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

21)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On February 20, 2019, our Board of Directors declared a $0.06 per share quarterly cash dividend which was paid on March 13, 2019 to stockholders of record on March 6, 2019.

On February 25, 2019, the Company made capital contributions of $4,000,000 and $1,000,000 to UPC and FSIC, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of December 31, 2018, the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the criteria set forth in the Internal Control-Integrated Framework, our management concluded that, as of December 31, 2018, our internal control over our financial reporting is not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected or detected on a timely basis.

The Company did not perform ongoing monitoring to ascertain whether the components of internal control are present and functioning. Specifically, given the timing of implementation of the new and or modified internal controls that were implemented during 2018 to address the material weaknesses identified in the prior year, the Company did not have an opportunity to fully execute monitoring activities over the new and or modified internal controls.

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Remediation of Material Weaknesses Identified in 2017

During the year ended December 31, 2017, we identified and disclosed material weaknesses in our internal control over financial reporting relating to controls over (i) obtaining evidence of the design and operating effectiveness of the general information technology controls intended to prevent unauthorized system access and inappropriate change management to two third-party service organization’s professional services, systems and information contained within (Service Organization

UNITED INSURANCE HOLDINGS CORP.

Controls Weakness) and (ii) maintaining effective accounting policies and procedural controls over the financial reporting for income taxes, acquisition purchase accounting and investments to ensure accurate and consistent financial reporting in accordance with GAAP (Accounting Procedures Weakness).

To remediate the material weaknesses identified in 2017, we strengthened our internal controls in the following ways:
Service Organization Controls Weakness

•
Hired a new Chief Information Officer and appointed a Vice President of Internal Audit whose roles include establishing appropriate policies and procedures and to facilitate the development and documentation of controls over financial reporting regarding service organization controls;

•	Engaged external resources to evaluate the service organization controls and assist with the documentation of related controls, including within Information Technology;

•	Engaged outsourced internal audit to specifically test those controls related to in scope vendors who did not have service organization control reports; and

•
Enhanced testing procedures around security and access, change controls and computer operations for vendors who are determined to be in scope for which a service organization control report is not expected.

Accounting Procedures Weakness

•	Designed and implemented controls to mitigate risks associated with manual processes and complex accounting transactions;

•	Increased the number, experience level and skills of the personnel involved in our tax and financial reporting functions through hiring and improved training;

•	Added additional levels of review of our financial results and tax provision; and

•	Enhanced and strengthened our documentation and review procedures relating to new, unique, unusual and complex transactions.

Planned Remediation of 2018 Material Weakness

Management will work to ensure that all designed monitoring activities are executed appropriately in 2019. Management believes that such activities will allow the Company to select, develop, and perform ongoing and or separate evaluations to ascertain whether our components of internal control are present and functioning.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, in addition to the changes discussed above, we have made changes that have materially affected our internal controls over financial reporting by including AmCo Holding Company and its subsidiaries in our inventory of in scope controls for fiscal year 2018. Further, we have expanded our controls over financial reporting to include additional controls over the reinsurance process. Other than described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of United Insurance Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 15, 2019, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects. Our audit included obtaining and understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company did not perform ongoing monitoring to ascertain whether the components of internal control are present and functioning. Specifically, given the timing of implementation of the new and or modified internal controls that were implemented during 2018 to address the material weaknesses identified in the prior year, the Company did not have an opportunity to fully execute monitoring activities over the new and or modified internal controls.

UNITED INSURANCE HOLDINGS CORP.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida
March 15, 2019

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2019 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 (the 2019 Proxy Statement).

CODE OF CONDUCT AND ETHICS

We have adopted a code of ethics (our Code of Conduct and Ethics) that applies to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer, in accordance with applicable federal securities laws. This document may be reviewed by accessing our investor relations site at investors.upcinsurance.com under the “Governance Documents” tab. In addition, a copy of our Code of Conduct and Ethics will be provided without charge upon written request submitted to us via regular mail or via electronic mail to investorrelations@upcinsurance.com. We intend to post notice of any waiver from, or amendment to, any provision in our Code of Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller on our website at www.upcinsurance.com.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our 2019 Proxy Statement.

UNITED INSURANCE HOLDINGS CORP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements. In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules. Schedule I – Summary of Investments, Schedule II - Condensed Financial Information of Registrant, Schedule IV – Reinsurance, and Schedule V – Valuation and Qualifying Accounts are filed as a part of this Form 10-K along with the related report of the Independent Registered Public Accounting Firm included in Part II, Item 8. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

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

3.1
Second Amended and Restated Certificate of Incorporation (as amended to include the Certificate of Designations, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock of United Insurance Holdings Corp.) (included as exhibit 3.1 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

3.2
Certificate of Elimination of Series A Junior Participating Preferred Stock, dated as of January 10, 2018 (included as exhibit 3.1 to the Form 8-K filed January 12, 2018, and incorporated herein by reference).

3.3	Bylaws (included as exhibit 3.3 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

3.4	Amendment to Bylaws (included as exhibit 3.1 to the Form 8-K filed on April 3, 2017, and incorporated herein by reference).

4.1
Specimen Common Stock Certificate (included as exhibit 4.2 to Amendment No. 1 to Post-Effective Amendment No. 1 on Form S-3 (Registration No. 333-150327), filed on December 23, 2008, and incorporated herein by reference).

4.2
Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein (included as exhibit 10.4 to the Form 8-K, filed on October 12, 2007, and incorporated herein by reference).

4.3
Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (included at exhibit 4.1 to the Form 8-K, filed on December 13, 2017, and incorporated herein by reference).

4.4
First Supplemental Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (including form of Note) (included as exhibit 4.2 to the Form 8-K filed on December 13, 2017, and incorporated herein by reference).

10.1
Investment Management Agreement between United Property & Casualty Insurance Company and Synovus Trust Company, dated October 8, 2003 (included as exhibit 10.18 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.2
Insurance Capital Build-up Incentive Program Surplus Note between United Property & Casualty Insurance Company and the State Board of Administration of Florida dated September 22, 2006 (included as exhibit 10.31 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.3
Master Business Process Outsourcing Services Agreement between United Insurance Management, LLC and Computer Sciences Corporation, dated March 11, 2008 (included as exhibit 10.24 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.4
Addendum Number One to Insurance Capital Build-Up Incentive Program Surplus Note, dated November 7, 2008 and effective July 1, 2008, between the State Board of Administration of Florida and United Property & Casualty Insurance Company (included as exhibit 10.1 to the Form 8-K, filed on November 12, 2008, and incorporated herein by reference).

10.5
Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Management, L.C., Skyway Claims Services, LLC, United Property & Casualty Insurance Company, UPC Re and amended to include Family Security Holdings, LLC and its subsidiaries dated July 1, 2012 (included as exhibit 10.11 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

10.6	Form of Indemnification Agreement between United Insurance Holdings Corp. and its Directors (included as exhibit 10.1 to the Form 8-K, filed on October 10, 2012, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

10.7
Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K, filed on September 30, 2013, and incorporated herein by reference).

10.8
United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy statement for its 2013 Annual Meeting, filed on April 16, 2013, and incorporated herein by reference).

10.9
Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.10
Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.11
Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.12
Form of Stock Option Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.13
Form of Restricted Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.14
Form of Performance Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.15
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

10.17
Amended and Restated Employment Agreement between United Insurance Holdings Corp. and John Forney, dated April 21, 2017 (included as exhibit 10.1 to the Form 8-K, filed on April 24, 2017, and incorporated herein by reference).

10.18
Amendment to Employment Agreement, dated October 10, 2018, between United Insurance Holdings Corp. and John Forney (included as exhibit 10.1 to the Form 8-K filed on October 16, 2018, and incorporated herein by reference)

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of Deloitte LLP.

23.2	Consent of RSM US LLP for prior year financial statements.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2018
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government and agency securities	$100,240	$98,975	$98,975
Foreign governments	3,993	3,982	3,982
States, municipalities and political subdivisions	145,415	144,468	144,468
Public utilities	24,560	23,890	23,890
Corporate securities	307,875	301,988	301,988
Mortgage backed securities	227,004	223,854	223,854
Asset backed securities	64,071	64,037	64,037
Redeemable preferred stocks	1,287	1,151	1,151
Total fixed maturities	874,445	862,345	862,345
Mutual funds	50,972	50,016	50,016
Common stocks:
Public utilities	1,636	1,759	1,759
Other common stocks	23,272	27,198	27,198
Nonredeemable preferred stocks	2,098	2,005	2,005
Total equity securities	77,978	80,978	80,978
Other investments	8,288	8,513	8,513
Total investments	$960,711	$951,836	$951,836

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
	2018	2017
Assets
Fixed maturities, available for sale, at fair value	$45,372	$26,583
Equity securities, available for sale, at fair value	14,178	—
Cash and cash equivalents	4,567	79,331
Accrued investment income	192	—
Investment in subsidiaries	643,526	579,313
Goodwill	10,157	10,157
Property and equipment, net	8,054	7,761
Other assets	14,163	12,439
Total Assets	$740,209	$715,584

Liabilities
Intercompany payable	$48,103	$26,128
Accounts payable and accrued expenses	443	967
Long-term notes payable	151,294	151,364
Total Liabilities	199,840	178,459

Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	389,141	387,145
Treasury stock	(431)	(431)
Accumulated other comprehensive income (loss)	(9,030)	9,221
Retained earnings	140,546	141,186
Total UIHC Stockholders’ Equity	520,230	537,125
Noncontrolling Interests	20,139	—
Total Stockholders’ Equity	540,369	537,125
Total Liabilities and Stockholders’ Equity	$740,209	$715,584

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2018	2017	2016
Revenues
Net income from subsidiaries (equity method)	$10,124	$14,000	$13,296
Net realized investment loss	(160)	—	(14)
Net investment income	2,353	53	88
Net unrealized loss on equity securities	(1,223)	—	—
Total revenues	11,094	14,053	13,370

Expenses
Operating and underwriting	198	348	337
General and administrative	3,416	9,078	11,805
Interest expense	9,557	2,939	496
Total expenses	13,171	12,365	12,638
Income (loss) before other income	(2,077)	1,688	732
Other income	11	75	60
Income (loss) before income taxes	(2,066)	1,763	792
Provision for income tax benefit	(2,460)	(8,382)	(4,906)
Net income	$394	$10,145	$5,698
Less: Net income attributable to NCI	104	—	—
Net income attributable to UIHC	290	10,145	5,698
Unrealized gain (loss) on investments	(22,264)	10,647	(629)
Reclassification adjustments - losses (gains)	(1,655)	(67)	(547)
Income tax (expense) benefit related to other items of comprehensive income	5,703	(2,181)	378
Total comprehensive income (loss)	$(17,822)	$18,544	$4,900
Less: Comprehensive income attributable to NCI	139	—	—
Total comprehensive income (loss) attributable to UIHC	$(17,961)	$18,544	$4,900

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$394	$10,145	$5,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Dividends received from subsidiaries	51,764	—	—
Depreciation and amortization	1,079	1,208	682
Bond amortization	(6)	—	—
Unrealized loss on equities	1,223	—	—
Net realized investment losses	160	—	14
Deferred income taxes, net	(570)	(777)	382
Stock based compensation	2,414	2,613	1,947
Changes in operating assets and liabilities:
Accrued investment income	(192)	—	3
Other assets	(908)	359	(22,553)
Accounts payable and accrued expenses	(524)	447	—
Intercompany payable	21,975	11,597	5,874
Other liabilities	—	(1,905)	1,969
Net cash provided by (used in) operating activities	76,809	23,687	(5,984)
INVESTING ACTIVITIES
Proceeds from sales of investments available for sale	37,315	—	34,551
Purchases of investments available for sale	(72,635)	(26,584)	(70)
Additional investment in subsidiaries	(104,125)	(23,283)	(68,563)
Cost of property and equipment acquired	(1,032)	(449)	(1,797)
Net cash used in investing activities	(140,477)	(50,316)	(35,879)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(418)	(287)	(270)
Proceeds from borrowings	—	150,000	42,951
Repayments of borrowings	(347)	(38,897)	—
Payments of debt issuance costs	(63)	(3,264)	—
Dividends	(10,268)	(8,991)	(4,974)
Net cash provided by (used in) financing activities	(11,096)	98,561	37,707
Increase in cash	(74,764)	71,932	(4,156)
Cash and cash equivalents at beginning of period	79,331	7,399	11,555
Cash and cash equivalents at end of period	$4,567	$79,331	$7,399

Notes to Condensed Financial Statements - Basis of Presentation

The Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with UPC Insurance’s consolidated financial statements contained in Part II, Item 8 of this Form 10-K.

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2018	$1,148,190	$512,270	$104,211	$740,131	14.1%
2017	989,525	447,329	51,323	593,519	8.6%
2016	708,252	262,340	(96)	445,816	—%

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Receivable
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2018	$384	$597	$(576)	$405
2017	144	294	(54)	384
2016	132	356	(344)	144

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

Year	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2018	$661,203	$404,271	$4,318	$401,815	$26,170
2017	482,232	368,148	(2,613)	351,406	17,126
2016	140,855	281,365	16,988	273,476	10,092

Year	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Costs (DPAC)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2018	$105,582	$225,900	$740,131	$689,276	$627,313
2017	103,882	171,915	593,519	585,490	555,873
2016	65,473	115,847	445,816	456,931	372,223

Item 16. Form 10-K Summary

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	March 15, 2019	By:	/s/ John L. Forney
		Name:	John L. Forney
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Forney John L. Forney	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2019

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer (principal financial and accounting officer)	March 15, 2019

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board	March 15, 2019

/s/ R. Daniel Peed R. Daniel Peed	Vice Chairman of the Board	March 15, 2019

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Lead Director	March 15, 2019

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 15, 2019

/s/ Michael R. Hogan Michael R. Hogan	Director	March 15, 2019

/s/ William H. Hood, III William H. Hood, III	Director	March 15, 2019

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 15, 2019

/s/ Patrick F. Maroney Patrick F. Maroney	Director	March 15, 2019

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 15, 2019