Form 10-Q
period 2019-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2019-05-10
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File Number 001-35761
_____________________
United Insurance Holdings Corp.
(Exact name of Registrant as specified in its charter)

Delaware	75-3241967
(State of Incorporation)	(IRS Employer Identification Number)
800 2nd Avenue S
St. Petersburg, Florida 33701
(Address, including zip code, of principal executive offices)
727-895-7737
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	UIHC	Nasdaq Stock Market LLC
As of May 6, 2019, 43,185,659 shares of common stock, par value $0.0001 per share, were outstanding.

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

•	other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

We caution you not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $851,235 and $874,445, respectively)	$852,086	$862,345
Equity securities	91,468	80,978
Other investments (amortized cost of $11,405 and $8,288, respectively)	12,821	8,513
Total investments	$956,375	$951,836
Cash and cash equivalents	128,867	112,679
Restricted cash	65,312	71,441
Total cash, cash equivalents and restricted cash	$194,179	$184,120
Accrued investment income	5,665	6,017
Property and equipment, net	19,564	17,137
Premiums receivable, net	92,928	95,816
Reinsurance recoverable on paid and unpaid losses	654,460	625,998
Ceded unearned premiums	133,304	217,885
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	109,489	105,582
Intangible assets, net	29,986	31,351
Other assets	15,543	12,641
Total Assets	$2,284,538	$2,321,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$629,968	$661,203
Unearned premiums	634,058	627,313
Reinsurance payable on premiums	116,119	175,272
Payments outstanding	65,641	56,534
Accounts payable and accrued expenses	64,149	71,048
Operating lease liability	438	—
Other liabilities	55,383	29,571
Notes payable, net	159,821	160,118
Total Liabilities	$1,725,577	$1,781,059
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,041,127 and 43,029,845 issued, respectively; 43,008,729 and 42,984,578 outstanding, respectively	4	4
Additional paid-in capital	390,042	389,141
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	1,530	(9,030)
Retained earnings	147,446	140,546
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) shareholders	$538,591	$520,230
Noncontrolling interests (NCI)	20,370	20,139
Total Stockholders' Equity	$558,961	$540,369
Total Liabilities and Stockholders' Equity	$2,284,538	$2,321,428
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUE:
Gross premiums written	$318,559	$279,617
Change in gross unearned premiums	(6,746)	(667)
Gross premiums earned	311,813	278,950
Ceded premiums earned	(131,091)	(116,275)
Net premiums earned	180,722	162,675
Net investment income	7,295	5,686
Net realized investment gains	181	211
Net unrealized gain (loss) on equity securities	10,173	(2,444)
Other revenue	3,950	13,999
Total revenue	202,321	180,127
EXPENSES:
Losses and loss adjustment expenses	104,547	77,246
Policy acquisition costs	55,246	57,135
Operating expenses	10,211	8,318
General and administrative expenses	17,581	23,325
Interest expense	2,409	2,458
Total expenses	189,994	168,482
Income before other income	12,327	11,645
Other income	6	71
Income before income taxes	12,333	11,716
Provision for income taxes	2,755	3,347
Net income	$9,578	$8,369
Less: Net income attributable to noncontrolling interests	$109	$—
Net income attributable to UIHC	$9,469	$8,369
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	14,322	(23,384)
Reclassification adjustment for net realized investment gains	(181)	(211)
Income tax benefit (expense) related to items of other comprehensive income	(3,459)	5,923
Total comprehensive income (loss)	$20,260	$(9,303)
Less: Comprehensive income attributable to NCI	231	—
Comprehensive income (loss) attributable to UIHC	$20,029	$(9,303)

Weighted average shares outstanding
Basic	42,696,681	42,581,939
Diluted	42,986,484	42,748,627

Earnings available to UIHC common shareholders per share
Basic	$0.22	$0.20
Diluted	$0.22	$0.20
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Statements include related party transactions as detailed in Note 12.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2017	42,753,054	4	387,145	(431)	9,221	141,186	537,125	—	537,125
Net income	—	—	—	—	—	8,369	8,369	—	8,369
Other comprehensive loss, net	—	—	—	—	(8,334)	—	(8,334)	—	(8,334)
Reclassification due to adoption of ASU 2016-01		—	—	—	(9,338)	9,338	—	—	—
Stock Compensation	(7,117)	—	486	—	—	—	486	—	486
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,565)	(2,565)	—	(2,565)
March 31, 2018	42,745,937	$4	$387,631	$(431)	$(8,451)	$156,327	$535,081	$—	$535,081

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2018	42,984,578	4	389,141	(431)	(9,030)	140,546	520,230	20,139	540,369
Net income	—	—	—	—	—	9,469	9,469	109	9,578
Other comprehensive income, net	—	—	—	—	10,560	—	10,560	122	10,682
Stock Compensation	24,151	—	901	—	—	—	901	—	901
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,569)	(2,569)	—	(2,569)
March 31, 2019	43,008,729	$4	$390,042	$(431)	$1,530	$147,446	$538,591	$20,370	$558,961

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$9,578	$8,369
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,320	10,658
Bond amortization and accretion	1,186	1,396
Net realized gains on investments	(181)	(211)
Net unrealized (gains) losses on equity securities	(10,173)	2,444
Provision for uncollectable premiums	(58)	(199)
Deferred income taxes, net	(958)	(4,031)
Stock based compensation	901	487
Changes in operating assets and liabilities:
Accrued investment income	352	89
Premiums receivable	2,946	(3,822)
Reinsurance recoverable on paid and unpaid losses	(28,462)	(100,845)
Ceded unearned premiums	84,581	74,016
Deferred policy acquisition costs, net	(3,907)	(4,211)
Other assets	(2,902)	(2,718)
Unpaid losses and loss adjustment expenses	(31,235)	62,017
Unearned premiums	6,746	667
Reinsurance payable on premiums	(59,153)	(63,038)
Payments outstanding	50	280
Accounts payable and accrued expenses	(6,899)	4,810
Operating lease liability	438	—
Other liabilities	23,309	(1,926)
Net cash used in operating activities	$(11,521)	$(15,768)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	45,586	41,259
Equity securities	511	1,408
Other investments	2,256	477
Purchases of:
Fixed maturities	(23,359)	(78,536)
Equity securities	(862)	(17,262)
Other investments	(5,361)	(184)
Cost of property, equipment and capitalized software acquired	(3,297)	(1,010)
Net cash provided by (used in) investing activities	$15,474	$(53,848)
FINANCING ACTIVITIES
Repayments of borrowings	(382)	(444)
Dividends	(2,569)	(2,565)
Outstanding checks in excess of funds on deposit	9,057	13,053
Net cash provided by financing activities	$6,106	$10,044
Increase (decrease) in cash, cash equivalents and restricted cash	10,059	(59,572)
Cash, cash equivalents and restricted cash at beginning of period	184,120	276,275
Cash, cash equivalents and restricted cash at end of period	$194,179	$216,703
Supplemental Cash Flows Information
Interest paid	$105	$99
Income taxes paid	$—	$1,551
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

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

Our other subsidiaries include United Insurance Management L.C. (UIM), a managing general agent that manages substantially all aspects of UPC and FSIC's business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC, FSIC and IIC; AmCo Holding Company (AmCo) and Family Security Holdings (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine) which reinsures portfolios of excess and surplus policies; UPC Re which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; and Skyway Reinsurance Services which provides reinsurance brokerage services for our insurance companies.

Our primary product is homeowners' insurance, which we currently offer in 12 states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in the state of Florida. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states.

We conduct our operations under one reportable segment, property and casualty insurance policies. Our chief operating decision maker is our Chief Executive Officer, who makes decisions to allocate resources and assesses performance at the corporate level.

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. All intercompany balances and transactions have been eliminated. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018.

While preparing our unaudited condensed consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, investments and goodwill. Except for the captions on our Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We reclassified certain amounts in the 2018 financial statements to conform to the 2019 presentation. These reclassifications had no impact on our results of operations or stockholders' equity, as previously reported.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate our results for the remainder of the year or for any other future period.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

We have made no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the standards adopted in 2019 as noted below.

(b) Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). This update is intended to replace existing lease guidance by requiring a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. We adopted this standard as of January 1, 2019 using a modified retrospective approach which allowed us to initially apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings for 2019, with no adjustment to prior periods presented. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the standard resulted in the recognition of a right-of-use asset of $482,000 at January 1, 2019, which was recorded within Other Assets on our Unaudited Condensed Consolidated Balance Sheets, and a corresponding lease liability of $482,000 at January 1, 2019 for our operating leases. Additionally, we elected the practical expedients which permits the exclusion of leases considered to be short-term and with value that falls under our capitalization threshold. We also elected the practical expedient of not segregating lease and nonlease components for the leases on our office equipment.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

3)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at March 31, 2019 and December 31, 2018:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. government and agency securities	$94,152	$106	$829	$93,429
Foreign government	3,988	38	3	4,023
States, municipalities and political subdivisions	138,043	1,356	359	139,040
Public utilities	25,212	128	282	25,058
Corporate securities	295,060	1,624	1,441	295,243
Mortgage-backed securities	230,458	1,654	1,332	230,780
Asset backed securities	62,473	304	43	62,734
Redeemable preferred stocks	1,849	6	76	1,779
Total fixed maturities	$851,235	$5,216	$4,365	$852,086

December 31, 2018
U.S. government and agency securities	$100,240	$50	$1,315	$98,975
Foreign government	3,993	5	16	3,982
States, municipalities and political subdivisions	145,415	354	1,301	144,468
Public utilities	24,560	11	681	23,890
Corporate securities	307,875	272	6,159	301,988
Mortgage-backed securities	227,004	333	3,483	223,854
Asset-backed securities	64,071	105	139	64,037
Redeemable preferred stocks	1,287	3	139	1,151
Total fixed maturities	$874,445	$1,133	$13,233	$862,345

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

Equity securities are summarized as follows:

	March 31, 2019		December 31, 2018
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$56,733	62.0%	$50,016	61.8%
Public utilities	2,260	2.5%	1,759	2.2
Other common stocks	30,794	33.7%	27,198	33.6
Nonredeemable preferred stocks	1,681	1.8%	2,005	2.4
Total equity securities	$91,468	100.0%	$80,978	100.0%

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three months ended March 31, 2019 and 2018:

	2019		2018
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$248	$6,004	$42	$3,445
Equity securities	6	59	450	1,408
Total realized gains	254	6,063	492	4,853
Fixed maturities	(36)	9,589	(281)	32,228
Equity securities	(37)	383	—	—
Total realized losses	(73)	9,972	(281)	32,228
Net realized investment gains (losses)	$181	$16,035	$211	$37,081

The table below summarizes our fixed maturities at March 31, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2019
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$80,556	9.5%	$80,291	9.5%
Due after one year through five years	331,404	39.0%	331,088	38.9%
Due after five years through ten years	140,856	16.5%	141,699	16.6%
Due after ten years	5,488	0.6%	5,494	0.6%
Asset and mortgage backed securities	292,931	34.4%	293,514	34.4%
Total	$851,235	100.0%	$852,086	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2019	2018
Fixed maturities	$6,062	$4,812
Equity securities	492	463
Cash and cash equivalents	135	222
Other investments	768	182
Other assets	88	7
Investment income	7,545	5,686
Investment expenses	(250)	(243)
Net investment income	$7,295	$5,443

Portfolio monitoring

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed-income security whose carrying value may be other-than-temporarily impaired.

For each fixed-income security in an unrealized loss position, we determine if the loss is temporary or other-than-temporary. If our management decides to sell the security or determines that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, then the security's decline in fair value is considered other-than-temporary and is recorded in earnings.

If we have not made the decision to sell the fixed-income security and it is more likely than not that we will be required to sell the fixed-income security before recovery of its amortized cost basis, we evaluate whether we expect the security to receive cash flows sufficient to recover the entire cost or amortized cost basis of the security. We calculate the estimated recovery value by discounting the best estimate of future cash flows at the security's original or current effective rate, as appropriate, and compare this to the cost or amortized cost of the security. If we do not expect to receive cash flows sufficient to recover the entire cost or amortized cost basis of the fixed-income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income (loss).

Our portfolio monitoring process includes a quarterly review of all fixed-income securities to identify instances where the fair value of a security compared to its cost or amortized cost is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using information relevant to the collectability or recovery of the security that is reasonably available. Inherent in our evaluation of other-than-temporary impairment for these fixed-income securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other-than-temporary are: (1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; (2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and (3) the length of time and extent to which the fair value has been less than amortized cost or cost.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. government and agency securities	29	$68	$16,092	47	$761	$54,641
Foreign governments	3	3	1,607	1	—	1,005
States, municipalities and political subdivisions	4	2	3,366	64	357	53,410
Public utilities	4	6	1,109	35	276	15,181
Corporate securities	87	168	31,613	223	1,273	125,391
Mortgage-backed securities	19	68	21,353	143	1,264	82,546
Asset backed securities	25	22	12,107	7	21	3,143
Redeemable preferred stocks	5	12	1,286	2	64	203
Total fixed maturities	176	$349	$88,533	522	$4,016	$335,520

December 31, 2018
U.S. government and agency securities	45	$111	$28,464	55	$1,204	$61,264
Foreign governments	5	16	2,978	—	—	—
States, municipalities and political subdivisions	49	272	38,469	91	1,029	68,115
Public utilities	30	374	13,685	19	307	7,805
Corporate securities	351	3,149	144,769	208	3,010	117,351
Mortgage-backed securities	87	1,303	88,754	135	2,180	70,510
Asset-backed securities	67	136	41,871	7	3	1,372
Redeemable preferred stocks	8	62	711	2	77	8,377
Total fixed maturities	642	$5,423	$359,701	517	$7,810	$334,794
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in fixed-income securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis. We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Due to the adoption of ASU 2016-01 as of January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales. During the three months ended March 31, 2019 and 2018, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2019 and December 31, 2018. Changes in interest rates subsequent to March 31, 2019 may affect the fair value of our investments.

The fair value of our fixed maturities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed-income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2019 and December 31, 2018:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

	Total	Level 1	Level 2	Level 3
March 31, 2019
U.S. government and agency securities	$93,429	$—	$93,429	$—
Foreign government	4,023	—	4,023	—
States, municipalities and political subdivisions	139,040	—	139,040	—
Public utilities	25,058	86	24,972	—
Corporate securities	295,243	—	295,243	—
Mortgage-backed securities	230,780	—	230,780	—
Asset-backed securities	62,734	—	62,734	—
Redeemable preferred stocks	1,779	493	1,286	—
Total fixed maturities	852,086	579	851,507	—
Mutual funds	56,733	53,574	3,159	—
Public utilities	2,260	2,260	—	—
Other common stocks	30,794	30,794	—	—
Non-redeemable preferred stocks	1,681	1,681	—	—
Total equity securities	91,468	88,309	3,159	—
Other long-term investments (1)	300	300	—	—
Total investments	$943,854	$89,188	$854,666	$—

December 31, 2018
U.S. government and agency securities	$98,975	$—	$98,975	$—
Foreign government	3,982	—	3,982	—
States, municipalities and political subdivisions	144,468	—	144,468	—
Public utilities	23,890	—	23,890	—
Corporate securities	301,988	—	301,988	—
Mortgage-backed securities	223,854	—	223,854	—
Asset-backed securities	64,037	—	64,037	—
Redeemable preferred stocks	1,151	790	361	—
Total fixed maturities	862,345	790	861,555	—
Mutual Funds	50,016	47,223	2,793	—
Public utilities	1,759	1,759	—	—
Other common stocks	27,198	27,198	—	—
Non-redeemable preferred stocks	2,005	2,005	—	—
Total equity securities	80,978	78,185	2,793	—
Other long-term investments (1)	300	300	—	—
Total investments	$943,623	$79,275	$864,348	$—
(1) Other long-term investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2019 and December 31, 2018, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended March 31, 2019, we transferred no investments between levels.

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

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Condensed Consolidated Balance Sheets and these investments are currently being accounted for at fair value utilizing a net asset value per share equivalent methodology. The estimated fair value of our investments in the limited partnership interests at March 31, 2019 was $9,593,000.

The information presented in the table below is as of March 31, 2019:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments (1)	$8,178	$1,415	$—	$9,593
Certificates of deposit	300	—	—	300
Short-term investments	2,927	1	—	2,928
Total other investments	$11,405	$1,416	$—	$12,821
(1) Distributions will be generated from investment gains, from operating income, from underlying investments of funds, and from liquidation of the underlying assets of the funds. We estimate that the underlying assets of the funds will be liquidated over the next three months to 10 years.

Restricted Cash

We are required to maintain assets on deposit with various regulatory authorities to support our insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. We also hold funds in trust for certain reinsurance transactions.

The following table presents the components of restricted assets:

	March 31, 2019	December 31, 2018
Trust funds	$64,077	$70,208
Cash on deposit (regulatory deposits)	1,235	1,233
Total restricted cash	$65,312	$71,441

4)    EARNINGS PER SHARE (EPS)

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three-month periods ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to UIHC common stockholders	$9,469	$8,369

Denominator:
Weighted-average shares outstanding	42,696,681	42,581,939
Effect of dilutive securities	289,803	166,688
Weighted-average diluted shares	42,986,484	42,748,627

Earnings available to UIHC common shareholders per share
Basic	$0.22	$0.20
Diluted	$0.22	$0.20

See Note 15 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

5)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2019		December 31, 2018
Land	$2,114		$2,114
Building and building improvements	8,668		6,651
Construction in progress	404		—
Computer hardware and software	18,439		17,932
Office furniture and equipment	2,772		2,800
Leasehold improvements	20		20
Leased vehicles(1)	954	—	568
Total, at cost	33,371		30,085
Less: accumulated depreciation and amortization	(13,807)		(12,948)
Property and equipment, net	$19,564		$17,137
(1) Includes vehicles under capital leases. See Note 10 for further information on leases.

Depreciation and amortization expense under property and equipment was $870,000 and $744,000 for the three months ended March 31, 2019 and 2018, respectively.

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at March 31, 2019 and December 31, 2018, was $73,045,000. There was no goodwill acquired or disposed of during the three-month period ended March 31, 2019.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

We completed our most recent goodwill impairment testing during the fourth quarter of 2018 and determined that there was no impairment in the value of the asset as of December 31, 2018. No impairment loss in the value of goodwill was recognized during the three months ended March 31, 2019. Additionally, there was no accumulated impairment related to goodwill at March 31, 2019 or December 31, 2018.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2019	December 31, 2018
Intangible assets subject to amortization	$26,430	$27,795
Indefinite-lived intangible assets(1)	3,556	3,556
Total	$29,986	$31,351
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2019
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.2	34,661	(12,288)	22,373
Trade names acquired	5.0	6,381	(2,324)	4,057
Total		$83,830	$(57,400)	$26,430

December 31, 2018
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.3	34,661	(11,164)	23,497
Trade names acquired	5.2	6,381	(2,083)	4,298
Total		$83,830	$(56,035)	$27,795

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2019 and 2018.

Amortization expense of our intangible assets was $1,365,000 and $9,825,000 for the three months ended March 31, 2019 and 2018, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2019	$3,990
2020	4,267
2021	3,555
2022	3,246
2023	3,246
2024	2,640

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

7)    REINSURANCE

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. Our program provides reinsurance protection for catastrophes, including hurricanes, tropical storms and tornadoes. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our stockholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability.

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss contract, in effect from June 1, 2018 through May 31, 2019, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to a $3,100,000,000 exhaustion point. In addition to this contract, we have an aggregate excess of loss contract in effect from January 1, 2019 to December 31, 2019, which provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. We ceded $12,428,000 of catastrophe losses for this treaty for the three months ended March 31, 2019. The quota share agreement provides coverage for all catastrophe perils and attritional losses incurred by our insurance subsidiary, UPC. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Reinsurance recoverable at the balance sheet dates consists of the following:

	March 31,	December 31,
	2019	2018
Reinsurance recoverable on unpaid losses and LAE	$434,196	$477,870
Reinsurance recoverable on paid losses and LAE	220,264	148,128
Reinsurance recoverable	$654,460	$625,998

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $342,000 and $388,000 for the three-month periods ended March 31, 2019 and 2018, respectively.

8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the three months ended March 31, 2019 and 2018 on a GAAP basis:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

	March 31,
	2019	2018
Balance at January 1	$661,203	$482,232
Less: reinsurance recoverable on unpaid losses	477,870	305,673
Net balance at January 1	$183,333	$176,559

Incurred related to:
Current year	98,913	77,927
Prior years	5,634	(681)
Total incurred	$104,547	$77,246
Paid related to:
Current year	31,215	34,800
Prior years	60,893	74,570
Total paid	$92,108	$109,370

Net balance at March 31	$195,772	$144,435
Plus: reinsurance recoverable on unpaid losses	434,196	399,814
Balance at March 31	$629,968	$544,249

Composition of reserve for unpaid losses and LAE:
Case reserves	$258,550	$214,067
IBNR reserves	371,418	330,182
Balance at March 31	$629,968	$544,249

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the unfavorable development experienced at March 31, 2019 was primarily the result of the incurrence of greater losses than expected, as compared to the same period in the 2018 accident year. The favorable development experienced at March 31, 2018, in contrast, was primarily the result of the incurrence of fewer losses than expected.

9)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of March 31, 2019 and December 31, 2018:

		Effective Interest Rate	Carrying Value at
	Maturity		March 31, 2019	December 31, 2018
Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	2.72%	8,529	8,824
BB&T Term Note Payable	May 26, 2031	4.19%	4,218	4,304
Total long-term debt			$162,747	$163,128

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On or after that date, we may redeem the Senior Notes at par.

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

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T Note) with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The BB&T Note bears interest at 1.65% in excess of the one-month LIBOR, which resets monthly. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our principal executive office, which has been pledged to the bank as security for the loan.

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At March 31, 2019, we were in compliance with the covenants in the Senior Notes.

Florida State Board of Administration Note Payable - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate (as defined in the SBA Note agreement), which was 2.72% at the end of March 2019. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note, which was 2.72% at the end of March 2019. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2019, we were in compliance with the covenants in the SBA Note.

BB&T Term Note Payable - Our BB&T Note requires that, at all times while there has been no losses from our insurance subsidiaries' operations (non-recurring losses), we will maintain a minimum cash flow coverage ratio of 1.2:1. The cash flow coverage ratio is defined as the ratio of our cash flow to debt service charges. This ratio will be tested annually, based on our audited financial statements. For the one-year period following a non-recurring loss, we are required to maintain a minimum cash flow coverage ratio of 1.0:1. This covenant will only be effective if the pre non-recurring losses test is failed, and is only available and effective for one annual test period. Thereafter, the non-recurring loss cash flow coverage ratio of 1.2:1 will

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

immediately apply. At the time of the most recent annual test period, December 31, 2018, we were in compliance with the covenants in the BB&T Note.

In addition, the BB&T Note requires that we establish and maintain with BB&T at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At March 31, 2019, we were in compliance with the covenants in the BB&T Note.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the three months ended March 31, 2019 and 2018:

	2019	2018
Balance at January 1,	$3,010	$3,287
Additions	—	63
Amortization	(84)	(89)
Balance at March 31,	$2,926	$3,261

10)    COMMITMENTS AND CONTINGENCIES

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

At March 31, 2019, we were not involved in any material non-claims-related legal actions.

Commitments to fund partnership investments

We have fully funded two limited partnership investments and have committed to fund our remaining four investments. The amount of unfunded commitments was $2,313,000 and $2,454,000 at March 31, 2019 and December 31, 2018, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases. We evaluate if a leasing arrangement exists upon inception of a contract. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Identified property, plant or equipment for all of our leases are physically distinct and explicitly identified. In addition, we assess whether a contract implicitly contains the right to control the use of a tangible asset that is not already owned.

Our leases expire at various dates and may contain renewal options. Our leases do not contain termination options. The exercise of lease renewal options are at our sole discretion and are only included in the determination of the lease term if we are reasonably certain to exercise the option. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.

Right-of-use assets and lease liabilities are based on the present value of the minimum lease payments over the lease term. As stated in Note 2, we have elected the practical expedient related to lease and non-lease components, as an accounting policy

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

election for our office equipment leases, which allows a lessee to not separate non-lease from lease components and instead account for consideration received in a contract as a single lease component. We have also elected the practical expedients to exclude leases considered to be short-term and with values that fall under our capitalization threshold.

A portion of our lease agreements include variable lease payments which are not recorded in the initial measurement of the lease liability and right-of-use asset balances. For our parking lot lease, base rental payments may be escalated according to annual changes in the Consumer Price Index (CPI). The escalated rental payments based on the estimated CPI at the lease commencement date are included within minimum rental payments; however, changes in CPI are considered variable in nature and are recognized as variable lease costs in the period in which the obligation is incurred. Our office equipment lease agreements may include variable payments based on usage of the equipment.

We utilized discount rates to determine the present value of the lease payments based on information available at the commencement date of the lease. We used an incremental borrowing rate based on factors such as lease term to determine the appropriate present value of future lease payments as the rate implicit in the lease is not always readily available. When determining the incremental borrowing rate, we considered the rate of interest we would pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets is as follows:

	Financial Statement Line	March 31, 2019
Assets
Operating lease assets	Other assets	$442
Financing lease assets	Property and equipment, net	865
Total lease assets		$1,307

Liabilities
Operating lease liabilities	Operating lease liability	$438
Financing lease liabilities	Other liabilities	23
Total lease liabilities		$461

The components of lease expenses are as follows:

Three Months Ended
March 31, 2019
Operating lease expense	$43
Financing lease expense:
Amortization of leased assets	56
Short-term lease expense	77
Net lease expense	$176

At March 31, 2019, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements are as follows:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

	Operating Leases	Finance Leases	Total
Remaining in 2019	$194	$87	$281
2020	184	116	300
2021	150	100	250
2022	138	4	142
2023	24	—	24
Thereafter	1,218	—	1,218
Total undiscounted future minimum lease payments	1,908	307	2,215
Less: Imputed interest	(1,470)	(284)	(1,754)
Present value of lease liabilities	$438	$23	$461

Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

March 31, 2019
Weighted average remaining lease term (months)
Operating leases	165
Financing leases	33

Weighted average discount rate
Operating leases	3.96%
Financing leases	3.27%

Other cash and non-cash related activities are as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$361

Right-of-use assets obtained in exchange for new financing lease liabilities	$371

See Note 9 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to regulatory actions.

11)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries, UPC, ACIC and JIC, are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At March 31, 2019, and during the three months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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
March 31, 2019

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three months ended March 31, 2019, our combined recorded statutory net loss was $7,735,000. For the three months ended March 31, 2018, our combined recorded statutory net income was $8,986,000.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At March 31, 2019, we have met these requirements. The amount of surplus as regards policyholders for our regulated entities at March 31, 2019 and December 31, 2018 was $439,095,000 and $437,449,000, respectively.

12)    RELATED PARTY TRANSACTIONS

Groelle & Salmon, PA

One of our former executive officers who acted as an executive officer during the three months ended March 31, 2018, Ms. Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the three months ended March 31, 2018, Groelle & Salmon, PA billed us approximately $708,000. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $354,000, for the three months ended March 31, 2018. Effective September 7, 2018, Ms. Salmon stepped down from her role at UPC Insurance.

AmRisc, LLC

AmRisc, a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Vice Chairman of our Board of Directors (Board), beneficially owned approximately 7.7% of AmRisc and was also the Chief Executive Officer of AmRisc during 2018. On December 31, 2018, Mr. Peed sold his interest in AmRisc and, effective January 1, 2019, became Non-Executive Vice Chairman of AmRisc.
In accordance with the managing general agent underwriting contract with AmRisc, we recorded $107,619,000 and $94,005,000 of gross written premiums for the three-month periods ended March 31, 2019 and 2018, respectively, resulting in gross fees and commission (including a profit commission) of $28,979,000 and $25,599,000 due to AmRisc, respectively. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $1,545,000 and $1,561,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three-month periods ended March 31, 2019 and 2018, respectively. We also incurred $5,000 during each of those periods for rent under a sublease agreement with AmRisc.
Net premiums receivable (net of commissions) of $44,759,000 were due from AmRisc as of March 31, 2019. These premiums were paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

13)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income (loss) items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income (loss) at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2018	$(11,910)	$2,880	$(9,030)
Changes in net unrealized gains on investments	14,200	(3,504)	10,696
Reclassification adjustment for realized gains	(181)	45	(136)
March 31, 2019	$2,109	$(579)	$1,530

14)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands except per share amounts):

	Three Months Ended March 31,
	2019		2018
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,569	$0.06	$2,565

See Note 15 in these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding stock-based compensation activity.

15) STOCK-BASED COMPENSATION

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

The following table presents our total stock-based compensation expense:

	Three Months ended March 31,
	2019	2018
Employee stock-based compensation expense
Pre-tax	$530	$248
Post-tax (1)	419	196
Director stock-based compensation expense
Pre-tax	371	239
Post-tax (1)	293	189
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

We had approximately $2,766,000 of unrecognized stock compensation expense at March 31, 2019 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.0 years. We had approximately $156,000 of unrecognized director stock-based compensation expense at March 31, 2019 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.1 years.

Restricted stock, restricted stock units and performance stock units

Stock-based compensation cost for restricted stock awards, restricted stock units and performance stock units is measured based on the closing fair market value of our common stock on the date of grant and the grants vest in equal installments over the requisite service period of typically three years. Restricted stock awards granted to non-employee directors vest over a one-year period. Each restricted stock unit and performance stock unit represents our obligation to deliver to the holder one share of common stock upon vesting.

Performance stock units vest based on return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2018 awards.

We granted 22,052 shares of restricted common stock during the three-month period ended March 31, 2019, which had a weighted-average grant date fair value of $16.54 per share. We granted 9,960 shares of restricted common stock during the three-month period ended March 31, 2018, which had a weighted-average grant date fair value of $19.55 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	217,936	$18.96
Granted	22,052	16.54
Less: Forfeited	—	—
Less: Vested	31,235	17.08
Outstanding as of March 31, 2019	208,753	$19.42

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2019
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

The following table presents certain information related to the activity of our non-vested stock option grants:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Prices
Outstanding as of December 31, 2018	107,888	$8.28	$20.94
Granted	—	—	—
Less: Forfeited	—	—	—
Less: Vested	—	—	—
Outstanding as of March 31, 2019	107,888	$8.28	$20.94
Exercisable as of March 31, 2019	—	$—	$—

16)    SUBSEQUENT EVENTS

On April 3, 2019, the Company granted stock-based compensation totaling 209,549 stock options, restricted stock units and performance stock units, with a total fair value of $2,377,650.

On May 6, 2019, the Company entered into an agreement with the City of St. Petersburg to purchase the property located at 800 1st Avenue South, St. Petersburg for $5,000,000.

On May 7, 2019, our Board declared a $0.06 per share quarterly cash dividend payable on May 21, 2019, to stockholders of record on May 14, 2019.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

EXECUTIVE SUMMARY

Overview

United Insurance Holding Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in residential personal and commercial property and casualty insurance in the United States. We conduct our business principally through four wholly-owned insurance subsidiaries and one majority-owned insurance subsidiary: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); Family Security Insurance Company (FSIC); Interboro Insurance Company (IIC); and Journey Insurance Company (JIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of these transactions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 10.3% from 542,515 policies in-force at March 31, 2018 to 598,294 policies in-force at March 31, 2019.

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

UNITED INSURANCE HOLDINGS CORP.

2019 Highlights

	Three Months Ended March 31,
	2019	2018

Gross premiums written	$318,559	$279,617
Gross premiums earned	311,813	278,950
Net premiums earned	180,722	162,675
Total revenues	202,321	180,127
Earnings before income tax	12,333	11,716
Consolidated net income attributable to UIHC	9,469	8,369
Net income available to UIHC shareholders per diluted share	$0.22	$0.20

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets	1,998	9,825
Less: Realized gains (losses) on investment portfolio	181	211
Less: Unrealized gains (losses) on equity securities	10,173	(2,444)
Less: Net tax impact (1)	(2,089)	3,445
Core income (loss)(2)	3,202	16,982
Core income (loss) per diluted share(2)	$0.07	$0.40

Book value per share	12.52	$12.52
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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended March 31,
	2019	2018
REVENUE:
Gross premiums written	$318,559	$279,617
Change in gross unearned premiums	(6,746)	(667)
Gross premiums earned	311,813	278,950
Ceded premiums earned	(131,091)	(116,275)
Net premiums earned	180,722	162,675
Net investment income	7,295	5,686
Net realized investment gains (losses)	181	211
Net unrealized gains (losses) on equity securities	10,173	(2,444)
Other revenue	3,950	13,999
Total revenue	202,321	180,127
EXPENSES:
Losses and loss adjustment expenses	104,547	77,246
Policy acquisition costs	55,246	57,135
Operating expenses	10,211	8,318
General and administrative expenses	17,581	23,325
Interest expense	2,409	2,458
Total expenses	189,994	168,482
Income (loss) before other income	12,327	11,645
Other income	6	71
Income (loss) before income taxes	12,333	11,716
Provision (benefit) for income taxes	2,755	3,347
Net income (loss)	$9,578	$8,369
Less: Net income attributable to noncontrolling interests	109	—
Net income (loss) attributable to UIHC	$9,469	$8,369
Earnings available to UIHC common shareholders per diluted share	$0.22	$0.20
Book value per share	$12.52	$12.52
Return on equity based on GAAP net income	0.3%	2.8%
Loss ratio, net (1)	57.8%	47.5%
Expense ratio (2)	45.9%	54.6%
Combined ratio (3)	103.7%	102.1%
Effect of current year catastrophe losses on combined ratio	6.5%	3.8%
Effect of prior year development on combined ratio	3.1%	(0.4)%
Effect of ceding commission income on combined ratio (4)	—%	6.3%
Underlying combined ratio (5)	94.1%	92.4%
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
(4) For the three months ended March 31, 2019, we presented $10.4 million of ceding commissions earned as a $2.1 million decrease to ceded earned premium and a $8.3 million decrease in policy acquisition costs, which reduced other revenue and removed the distortive impact to our underlying combined ratio.
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

Combined ratio excluding the effects of current year catastrophe losses, prior year reserve development and ceding commission income earned (underlying combined ratio) is a non-GAAP measure, which is computed by subtracting the effect of current year catastrophe losses, prior year development, and ceding commission income earned related to our quota share reinsurance agreement from the combined ratio. We believe that this ratio is useful to investors and it is used by management to highlight the trends in our business that may be obscured by current year catastrophe losses, prior year development, and ceding commission income earned. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share reinsurance agreement. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

Operating expenses excluding the effects of ceding commission income earned (underlying expense) is a non-GAAP measure which is computed by subtracting ceding income earned related to our quota share reinsurance agreement. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share reinsurance agreement. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is operating expenses. The underlying expense measure should not be considered a substitute for operating expenses and does not reflect the overall profitability of our business.

Net income excluding the effects of amortization of intangible assets, realized gains (losses) and unrealized gains (losses) on equity securities, net of tax (core income) is a non-GAAP measure which is computed by adding amortization, net of tax, to net income and subtracting realized gains (losses) on our investment portfolio, net of tax, and unrealized gains (losses) on our equity securities, net of tax, from net income. Amortization expense is related to the amortization of intangible assets acquired through mergers and therefore the expense does not arise through normal operations. Investment portfolio gains (losses) and unrealized equity security gains (losses) vary independent of our operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net income. The core income measure should not be considered a substitute for net income and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2019, we reassessed our critical accounting policies and estimates as disclosed in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2018; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2019 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2019 COMPARED TO DECEMBER 31, 2018

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our cash, cash equivalents and investment portfolio totaled $1,150,554,000 at March 31, 2019, compared to $1,135,956,000 at December 31, 2018.

UNITED INSURANCE HOLDINGS CORP.

The following table summarizes our investments, by type:

	March 31, 2019		December 31, 2018
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$93,429	8.1%	$98,975	8.7%
Foreign government	4,023	0.3%	3,982	0.4%
States, municipalities and political subdivisions	139,040	12.0%	144,468	12.7%
Public utilities	25,058	2.2%	23,890	2.1%
Corporate securities	295,243	25.7%	301,988	26.6%
Mortgage-backed securities	230,780	20.1%	223,854	19.7%
Asset-backed securities	62,734	5.5%	64,037	5.6%
Redeemable preferred stocks	1,779	0.2%	1,151	0.1%
Total fixed maturities	852,086	74.1%	862,345	75.9%
Mutual funds	56,733	4.9%	50,016	4.4%
Public utilities	2,260	0.2%	1,759	0.2%
Other common stocks	30,794	2.7%	27,198	2.4%
Non-redeemable preferred stocks	1,681	0.1%	2,005	0.2%
Total equity securities	91,468	7.9%	80,978	7.2%
Other long-term investments	12,821	1.1%	8,513	0.7%
Total investments	956,375	83.1%	951,836	83.8%
Cash and cash equivalents	128,867	11.2%	112,679	9.9%
Restricted cash	65,312	5.7%	71,441	6.3%
Total cash, cash equivalents, restricted cash and investments	$1,150,554	100.0%	$1,135,956	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at March 31, 2019 and December 31, 2018 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At March 31, 2019, approximately 86.5% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 13.5% were corporate bonds rated “BBB” or "BB".

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

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophe losses. According to the Insurance Service Office (ISO), a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25,000,000 or more in U.S. industry-wide direct insured losses to property and that affect a significant number of policyholders and insurers (ISO catastrophes). In addition to ISO catastrophes, we also include as catastrophes those events (non-ISO catastrophes), which may include losses, that we believe are, or will be, material to our operations which we define as incidents that result in $1,000,000 or more in losses for multiple policyholders.

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

Effective December 31, 2018, we extended our quota share agreement that was set to expire on December 31, 2018 for a period through May 31, 2019. This quota share reinsurance agreement has a cession rate of 20% for all subject business.

UNITED INSURANCE HOLDINGS CORP.

Effective January 1, 2019, we renewed the aggregate excess of loss agreement to provide coverage against accumulated losses from specified catastrophe events, for a term of 12 months.

Excluding our business for which we cede 100% of the risk of loss, reinsurance costs in the first quarter of 2019 were 35.6% of our gross premiums earned, compared to 39.9% of gross premiums earned for the first quarter of 2018. The decrease in this ratio was driven primarily by an increase in gross premiums earned in the first quarter of 2019, compared to 2018.

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended March 31,
	2019	2018
Quota Share	$(21,625)	$(22,607)
Excess-of-loss	(18,723)	(13,861)
Equipment & identity theft	(2,233)	(2,120)
Flood	(3,929)	(3,671)
Ceded premiums written	$(46,510)	$(42,259)
Change in ceded unearned premiums	(84,581)	(74,016)
Ceded premiums earned	$(131,091)	$(116,275)

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
March 31, 2019
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%
All other catastrophe loss events	8	11,657	6.5%
Total	8	$11,657	6.5%

March 31, 2018
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%
All other catastrophe loss events	8	6,317	3.9%
Total	8	$6,317	3.9%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

See Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our reinsurance program.

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

UNITED INSURANCE HOLDINGS CORP.

reserves after considering all information known to us at each reporting period. At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration costs of our insured claims incurred and unpaid.

Unpaid losses and LAE totaled $629,968,000 and $661,203,000 as of March 31, 2019 and December 31, 2018, respectively. The balance has decreased from year end as a result of decreased reserves for both weather-related and non weather-related activity during the first three months of 2019 compared to the same period in 2018.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

Net income attributable to UIHC for the three months ended March 31, 2019 increased $1,100,000, or 13.1%, to $9,469,000 from $8,369,000 for the same period in 2018. The increase in net income was primarily due to increases in net premiums earned of $18,047,000 and an increase in net unrealized gain on equity securities of $12,617,000, offset by an increase in loss and LAE expenses of $27,301,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue

Our gross written premiums increased $38,942,000, or 13.9%, to $318,559,000 for the three months ended March 31, 2019 from $279,617,000 for the same period in 2018, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2019	2018	Change
Direct Written and Assumed Premium by Region (1)
Florida	$175,626	$157,952	$17,674
Gulf	47,376	44,797	2,579
Northeast	41,756	34,892	6,864
Southeast	25,007	22,887	2,120
Total direct written premium by region	289,765	260,528	29,237
Assumed premium (2)	28,794	19,089	9,705
Total gross written premium by region	$318,559	$279,617	$38,942

Gross Written Premium by Line of Business
Personal property	$210,681	$183,713	$26,968
Commercial property	107,878	95,904	11,974
Total gross written premium by line of business	$318,559	$279,617	$38,942
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2019 and 2018 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended March 31,
New and Renewal Policies By Region (1)	2019	2018	Change
Florida	61,818	53,406	8,412
Northeast	33,015	27,180	5,835
Gulf	30,053	30,064	(11)
Southeast	20,519	19,910	609
Total	145,405	130,560	14,845
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

Expenses

Expenses for the three months ended March 31, 2019 increased $21,512,000, or 12.8%, to $189,994,000 from $168,482,000 for the same period in 2018. The increase in expenses was primarily due to a $27,301,000 increase in loss and

UNITED INSURANCE HOLDINGS CORP.

loss adjustment expenses, partially offset by a decrease of $5,501,000 in general and administrative expenses. The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2019	2018	Change
Net loss and LAE	$104,547	$77,246	$27,301
% of Gross earned premiums	33.5%	27.7%	5.8 pts
% of Net earned premiums	57.8%	47.5%	10.3 pts
Less:
Current year catastrophe losses	$11,657	$6,317	$5,340
Prior year reserve (favorable) development	5,634	(681)	6,315
Underlying loss and LAE (1)	$87,256	$71,610	$15,646
% of Gross earned premiums	28.0%	25.7%	2.3 pts
% of Net earned premiums	48.3%	44.0%	4.3 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios and underlying expense ratios are shown below.

	Three Months Ended March 31,
	2019	2018	Change
Policy acquisition costs	$55,246	$57,135	$(1,889)
Operating and underwriting	10,211	8,318	1,893
General and administrative	17,581	23,325	(5,744)
Total operating expenses	$83,038	$88,778	$(5,740)
% of Gross earned premiums	26.6%	31.8%	(5.2) pts
% of Net earned premiums	45.9%	54.6%	(8.7) pts
Less:
Ceding commission income (1)	$—	$10,299	$(10,299)
Underlying expense (2)	$83,038	$78,479	$4,559
% of Gross earned premiums	26.6%	28.1%	(1.5) pts
% of Net earned premiums	45.9%	48.2%	(2.3) pts
(1) For the three months ended March 31, 2019, we presented $10.4 million of ceding commissions earned as a $2.1 million decrease to ceded earned premium and a $8.3 million decrease in policy acquisition costs, which reduced other revenue and removed the distortive impact to our underlying expense ratio
(2) Underlying expense is a non-GAAP measure and is reconciled above to total operating expenses, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

Loss and LAE increased $27,301,000, or 35.3%, to $104,547,000 for the three months ended March 31, 2019 from $77,246,000 for the same period in 2018. Loss and LAE expense as a percentage of net earned premiums increased 10.3 points to 57.8% for the three months ended March 31, 2019, compared to 47.5% for the same period in 2018. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the three months ended March 31, 2019, was 28.0%, an increase of 2.3 points from 25.7% during the three months ended March 31, 2018.

Policy acquisition costs decreased $1,889,000, or 3.3%, to $55,246,000 for the three months ended March 31, 2019 from $57,135,000 for the same period in 2018. The primary driver of the decrease was the change in presentation of ceding commission income as an offset to policy acquisition costs totaling $8,300,000, partially offset by the increase in managing general agent commissions related to AmCo Holding Company (AmCo) subsidiary's commercial premiums and agent commissions of $4,828,000.

UNITED INSURANCE HOLDINGS CORP.

Operating expenses increased $1,893,000, or 22.8%, to $10,211,000 for the three months ended March 31, 2019 from $8,318,000 for the same period in 2018, primarily due to increased commission costs of $875,000 as well as increased printing and postage costs of $794,000.

General and administrative expenses decreased $5,744,000, or 24.6%, to $17,581,000 for the three months ended March 31, 2019 from $23,325,000 for the same period in 2018, primarily due to $8,453,000 of amortization costs related to the merger with AmCo, which were fully amortized during the first quarter of 2018. This was offset by the increase in salaries of $2,689,000 due to the increased number of personnel.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners (NAIC) may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 11 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

During the three-month period ended March 31, 2019 we made capital contributions of $4,000,000 and $1,000,000 to our insurance subsidiaries UPC and FSIC, respectively. During the three-month period ended March 31, 2018 we did not make any capital contributions to our insurance subsidiaries. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

During August 2018, we contributed $40,000,000 to fund a new subsidiary, JIC, and RJ Kiln & Co. (No. 3 Limited) (Kiln) contributed $20,000,000 for total funding of $60,000,000. JIC is owned 66.7% by the Company and 33.3% by Kiln.

Cash Flows for the three months ended March 31, 2019 and 2018 (in millions)

Operating Activities

UNITED INSURANCE HOLDINGS CORP.

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

During the three months ended March 31, 2019, operating assets and liabilities were impacted by catastrophe losses associated with Hurricane Florence, Hurricane Michael and other non-weather related loss events. During the three months ended March 31, 2018, operating cash was influenced by Hurricanes Harvey and Irma, each of which occurred during the third quarter of 2017. Reinsurance recoverables on paid and unpaid losses decreased during the three months ended March 31, 2019 compared to the 2018 period as we received funding from our reinsurers during 2018 for the catastrophe losses incurred in 2017. As these claims continue to close, we expect to see less volatility regarding these reinsurance recoverables.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the three months ended March 31, 2019, we had an increase of $69,322,000 in cash provided by investing activities as the result of decreased purchases of investments when compared to purchases made during the three months ended March 31, 2018.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the three months ended March 31, 2019, cash used in financing activities decreased by $3,937,000 as the result of a decrease in outstanding checks in the amount of $3,995,000 compared to the prior year period.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2019, we did not have any off-balance-sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018. We had no material changes in our market risk during the three months ended March 31, 2019.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level, due to a previously disclosed material weakness in internal control over financial reporting as discussed below. The material weakness was identified and discussed in Part II, Item 9A of our Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K).

Notwithstanding the material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

We identified the following material weakness in the operation of our internal control over financial reporting as previously disclosed in our 2018 Form 10-K:

•
We did not perform ongoing monitoring to ascertain whether the components of internal control are present and functioning. Specifically, given the timing of implementation of the new and or modified internal controls that were implemented during 2018 to address the material weaknesses identified in the prior year, we did not have an opportunity to fully execute monitoring activities over the new and or modified internal controls.

Remediation Plans

Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weaknesses previously identified in the 2018 Form 10-K. Management will work to ensure that all designed monitoring activities are executed appropriately in 2019. Management believes that such activities will allow the Company to select, develop, and perform ongoing and or separate evaluations to ascertain whether our components of internal control are present and functioning. Because the reliability of the internal control process requires repeatable execution, the material weakness cannot be considered fully remediated until all remedial processes and procedures have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until the material weakness is remediated, we will not be able to assert that our internal controls are effective.

Changes in Internal Control over Financial Reporting

UNITED INSURANCE HOLDINGS CORP.

Except for the material weakness remediation efforts identified above, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

At March 31, 2019, we were not involved in any material non-claims-related legal actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

3.1	Amendment to By-laws (included as Exhibit 3.1 to the Form 8-K filed on April 1, 2019, and incorporated herein by reference).

10.1	Land Purchase agreement between the Company and the City of St. Petersburg, dated May 6, 2019.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

May 10, 2019	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

May 10, 2019	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)