Form 10-Q
period 2019-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2019-08-02
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Commission File Number 001-35761
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
As of July 31, 2019, 43,231,184 shares of common stock, par value $0.0001 per share, were outstanding.

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $852,252 and $874,445, respectively)	$864,389	$862,345
Equity securities	98,588	80,978
Other investments (amortized cost of $11,599 and $8,288, respectively)	12,374	8,513
Total investments	$975,351	$951,836
Cash and cash equivalents	276,068	112,679
Restricted cash	87,081	71,441
Total cash, cash equivalents and restricted cash	$363,149	$184,120
Accrued investment income	6,180	6,017
Property and equipment, net	21,592	17,137
Premiums receivable, net	126,830	95,816
Reinsurance recoverable on paid and unpaid losses	508,795	625,998
Ceded unearned premiums	460,147	217,885
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	124,662	105,582
Intangible assets, net	28,721	31,351
Other assets	15,257	12,641
Total Assets	$2,703,729	$2,321,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$577,349	$661,203
Unearned premiums	753,796	627,313
Reinsurance payable on premiums	462,843	175,272
Payments outstanding	68,684	56,534
Accounts payable and accrued expenses	61,525	71,048
Operating lease liability	397	—
Other liabilities	57,122	29,571
Notes payable, net	159,525	160,118
Total Liabilities	$2,141,241	$1,781,059
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,049,917 and 43,029,845 issued, respectively; 43,231,184 and 42,984,578 outstanding, respectively	4	4
Additional paid-in capital	390,719	389,141
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	9,648	(9,030)
Retained earnings	141,973	140,546
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$541,913	$520,230
Noncontrolling interests (NCI)	20,575	20,139
Total Stockholders' Equity	$562,488	$540,369
Total Liabilities and Stockholders' Equity	$2,703,729	$2,321,428
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUE:
Gross premiums written	$449,762	$384,662	$768,321	$664,279
Change in gross unearned premiums	(119,737)	(95,021)	(126,483)	(95,688)
Gross premiums earned	330,025	289,641	641,838	568,591
Ceded premiums earned	(139,621)	(118,335)	(270,712)	(232,385)
Net premiums earned	190,404	171,306	371,126	336,206
Net investment income	7,570	7,091	14,865	12,777
Net realized investment gains (losses)	(13)	(438)	168	(227)
Net unrealized gain (loss) on equity securities	2,737	1,381	12,910	(1,063)
Other revenue	4,078	3,808	8,028	7,508
Total revenue	204,776	183,148	407,097	355,201
EXPENSES:
Losses and loss adjustment expenses	116,252	88,595	220,799	165,841
Policy acquisition costs	61,622	50,454	116,868	99,516
Operating expenses	11,199	9,682	21,410	18,000
General and administrative expenses	16,802	12,643	34,383	35,968
Interest expense	2,527	2,458	4,936	4,916
Total expenses	208,402	163,832	398,396	324,241
Income before other income	(3,626)	19,316	8,701	30,960
Other income	21	16	27	87
Income before income taxes	(3,605)	19,332	8,728	31,047
Provision for income taxes	(808)	4,631	1,947	7,978
Net income (loss)	$(2,797)	$14,701	$6,781	$23,069
Less: Net income attributable to noncontrolling interests	$106	$—	$215	$—
Net income (loss) attributable to UIHC	$(2,903)	$14,701	$6,566	$23,069
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	10,633	(3,968)	24,955	(27,352)
Reclassification adjustment for net realized investment (gains) losses	13	438	(168)	227
Income tax benefit (expense) related to items of other comprehensive income	(2,429)	488	(5,888)	6,411
Total comprehensive income	$5,420	$11,659	$25,680	$2,355
Less: Comprehensive income attributable to NCI	205	—	436	—
Comprehensive income attributable to UIHC	$5,215	$11,659	$25,244	$2,355

Weighted average shares outstanding
Basic	42,762,417	42,648,660	42,729,730	42,615,484
Diluted	42,762,417	42,790,346	43,097,244	42,769,602

Earnings available to UIHC common stockholders per share
Basic	$(0.07)	$0.34	$0.15	$0.54
Diluted	$(0.07)	$0.34	$0.15	$0.54
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Statements include related party transactions as detailed in Note 12.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2018	42,745,937	$4	$387,631	$(431)	$(8,451)	$156,327	$535,081	$—	$535,081
Net income	—	—	—	—	—	14,701	14,701	—	14,701
Other comprehensive loss, net	—	—	—	—	(3,042)	—	(3,042)	—	(3,042)
Reclassification due to adoption of ASU 2016-01	—	—	—	—	—	—	—	—	—
Stock Compensation	76,250	—	562	—	—	—	562	—	562
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,565)	(2,565)	—	(2,565)
June 30, 2018	42,822,187	$4	$388,193	$(431)	$(11,493)	$168,461	$544,734	$—	$544,734

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2019	43,008,729	$4	$390,042	$(431)	$1,530	$147,446	$538,591	$20,370	$558,961
Net income (loss)	—	—	—	—	—	(2,903)	(2,903)	106	(2,797)
Other comprehensive income, net	—	—	—	—	8,118	—	8,118	99	8,217
Stock Compensation	222,455	—	677	—	—	—	677	—	677
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,570)	(2,570)	—	(2,570)
June 30, 2019	43,231,184	$4	$390,719	$(431)	$9,648	$141,973	$541,913	$20,575	$562,488

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity For the Six Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2017	42,753,054	$4	$387,145	$(431)	$9,221	$141,186	$537,125	$—	$537,125
Net income	—	—	—	—	—	23,069	23,069		23,069
Other comprehensive loss, net	—	—	—	—	(11,376)	—	(11,376)		(11,376)
Reclassification due to adoption of ASU 2016-01		—	—	—	(9,338)	9,338	—		—
Stock Compensation	69,133	—	1,049	—	—	—	1,049		1,049
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(5,130)	(5,130)		(5,130)
June 30, 2018	42,822,187	$4	$388,193	$(431)	$(11,493)	$168,461	$544,734	$—	$544,734

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2018	42,984,578	$4	$389,141	$(431)	$(9,030)	$140,546	$520,230	$20,139	$540,369
Net income						6,566	6,566	215	6,781
Other comprehensive income, net					18,678		18,678	221	18,899
Stock Compensation	246,606		1,578				1,578		1,578
Cash dividends on common stock ($0.06 per common share)						(5,139)	(5,139)		(5,139)
June 30, 2019	43,231,184	$4	$390,719	$(431)	$9,648	$141,973	$541,913	$20,575	$562,488

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$6,781	$23,069
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,649	12,931
Bond amortization and accretion	2,467	2,639
Net realized gains on investments	(168)	227
Net unrealized (gains) losses on equity securities	(12,910)	1,063
Provision for uncollectable premiums	62	(61)
Deferred income taxes, net	3,785	1,624
Stock based compensation	1,578	1,048
Changes in operating assets and liabilities:
Accrued investment income	(163)	(604)
Premiums receivable	(31,076)	(41,558)
Reinsurance recoverable on paid and unpaid losses	117,203	26,123
Ceded unearned premiums	(242,262)	(193,915)
Deferred policy acquisition costs, net	(19,080)	(5,719)
Other assets	(2,690)	(882)
Unpaid losses and loss adjustment expenses	(83,854)	(49,801)
Unearned premiums	126,483	95,688
Reinsurance payable on premiums	287,571	225,382
Payments outstanding	6	1,657
Accounts payable and accrued expenses	(9,523)	9,475
Operating lease liability	397	—
Other liabilities	17,878	(29,799)
Net cash provided by operating activities	$167,134	$78,587
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	132,029	93,837
Equity securities	1,690	1,691
Other investments	2,675	588
Policy loans	—	20,000
Purchases of:
Fixed maturities	(112,031)	(198,099)
Equity securities	(6,514)	(22,295)
Other investments	(5,966)	(415)
Cost of property, equipment and capitalized software acquired	(6,231)	(2,014)
Net cash provided by (used in) investing activities	$5,652	$(106,707)
FINANCING ACTIVITIES
Repayments of borrowings	(762)	(762)
Payments of debt issuance costs	—	(62)
Dividends	(5,139)	(5,130)
Outstanding checks in excess of funds on deposit	12,144	—
Net cash provided by financing activities	$6,243	$(5,954)
Increase (decrease) in cash, cash equivalents and restricted cash	179,029	(34,074)
Cash, cash equivalents and restricted cash at beginning of period	184,120	276,275
Cash, cash equivalents and restricted cash at end of period	$363,149	$242,201

UNITED INSURANCE HOLDINGS CORP.

Supplemental Cash Flows Information
Interest paid	$4,888	$4,948
Income taxes paid	$164	$4,565
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

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

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent that manages substantially all aspects of UPC and FSIC's business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC, FSIC and IIC; AmCo Holdings Company, LLC (AmCo) and Family Security Holdings, LLC (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; and Skyway Reinsurance Services, LLC, which provides reinsurance brokerage services for our insurance companies.

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
June 30, 2019

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

We have made no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the standards adopted in 2019 as noted below.

(b) Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). This update is intended to replace existing lease guidance by requiring a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. We adopted this standard as of January 1, 2019 using a modified retrospective approach, which allowed us to initially apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings for 2019, with no adjustment to prior periods presented. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the standard resulted in the recognition of a right-of-use asset of $482,000 at January 1, 2019, which was recorded within Other Assets on our Unaudited Condensed Consolidated Balance Sheets, and a corresponding lease liability of $482,000 at January 1, 2019 for our operating leases. Additionally, we elected the practical expedients that permit the exclusion of leases considered to be short-term and with value that falls under our capitalization threshold. We also elected the practical expedient of not segregating lease and nonlease components for the leases on our office equipment.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-07 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of prospectively adopting this new accounting standard on our condensed consolidated financial statements and related disclosures. Any impact of the standard on our unaudited condensed consolidated financial statements and related disclosures will be dependent on market conditions of the reporting units at the time of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of
Credit Losses on Financial Instruments (ASU 2016-13). This update is intended to replace the incurred loss impairment methodology in current GAAP with a method that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will provide users with more useful information regarding the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In addition, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years beginning after December 15,
2019, including interim periods within those fiscal years, with early adoption permitted for certain requirements. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our unaudited condensed consolidated financial statements and related disclosures.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

3)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at June 30, 2019 and December 31, 2018:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
U.S. government and agency securities	$117,728	$648	$368	$118,008
Foreign government	3,984	84	2	4,066
States, municipalities and political subdivisions	134,428	2,393	98	136,723
Public utilities	24,394	472	62	24,804
Corporate securities	280,304	5,076	242	285,138
Mortgage-backed securities	238,472	4,354	576	242,250
Asset backed securities	51,088	568	15	51,641
Redeemable preferred stocks	1,854	12	107	1,759
Total fixed maturities	$852,252	$13,607	$1,470	$864,389

December 31, 2018
U.S. government and agency securities	$100,240	$50	$1,315	$98,975
Foreign government	3,993	5	16	3,982
States, municipalities and political subdivisions	145,415	354	1,301	144,468
Public utilities	24,560	11	681	23,890
Corporate securities	307,875	272	6,159	301,988
Mortgage-backed securities	227,004	333	3,483	223,854
Asset-backed securities	64,071	105	139	64,037
Redeemable preferred stocks	1,287	3	139	1,151
Total fixed maturities	$874,445	$1,133	$13,233	$862,345

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

Equity securities are summarized as follows:

	June 30, 2019		December 31, 2018
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$58,942	59.8%	$50,016	61.8%
Public utilities	2,730	2.8%	1,759	2.2
Other common stocks	35,310	35.8%	27,198	33.6
Nonredeemable preferred stocks	1,606	1.6%	2,005	2.4
Total equity securities	$98,588	100.0%	$80,978	100.0%

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six months ended June 30, 2019 and 2018:

	2019		2018
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$283	$270,807	$14	$4,706
Equity securities	85	1,354	59	207
Total realized gains	368	272,161	73	4,913
Fixed maturities	(212)	268,002	(511)	38,091
Equity securities	(169)	1,327	—	—
Total realized losses	(381)	269,329	(511)	38,091
Net realized investment gains (losses)	$(13)	$541,490	$(438)	$43,004

Six Months Ended June 30,
Fixed maturities	$531	$276,811	$56	$6,881
Equity securities	91	1,413	509	1,182
Total realized gains	622	278,224	565	8,063
Fixed maturities	(248)	277,591	(792)	70,319
Equity securities	(206)	1,710	—	—
Total realized losses	(454)	279,301	(792)	70,319
Net realized investment gains (losses)	$168	$557,525	$(227)	$78,382

The table below summarizes our fixed maturities at June 30, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

	June 30, 2019
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$91,314	10.7%	$91,261	10.6%
Due after one year through five years	306,639	36.0%	309,509	35.8%
Due after five years through ten years	159,340	18.7%	164,149	19.0%
Due after ten years	5,399	0.6%	5,579	0.6%
Asset and mortgage backed securities	289,560	34.0%	293,891	34.0%
Total	$852,252	100.0%	$864,389	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed maturities	$5,560	$5,392	$11,622	$10,204
Equity securities	622	467	1,114	930
Cash and cash equivalents	1,661	617	1,796	839
Other investments	(4)	607	764	789
Other assets	9	8	97	15
Investment income	7,848	7,091	15,393	12,777
Investment expenses	(278)	(246)	(528)	(489)
Net investment income	$7,570	$6,845	$14,865	$12,288

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
June 30, 2019

market conditions which could affect liquidity; and (3) the length of time and extent to which the fair value has been less than amortized cost or cost.

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2019
U.S. government and agency securities	35	$70	$27,891	48	$298	$49,848
Foreign governments	—	—	—	2	2	600
States, municipalities and political subdivisions	5	4	4,306	30	94	24,353
Public utilities	3	1	187	8	61	3,972
Corporate securities	18	34	7,578	122	208	52,865
Mortgage-backed securities	31	252	32,054	89	324	26,915
Asset backed securities	2	11	1,994	9	4	3,084
Redeemable preferred stocks	4	38	1,174	2	69	203
Total fixed maturities	98	$410	$75,184	310	$1,060	$161,840

December 31, 2018
U.S. government and agency securities	45	$111	$28,464	55	$1,204	$61,264
Foreign governments	5	16	2,978	—	—	—
States, municipalities and political subdivisions	49	272	38,469	91	1,029	68,115
Public utilities	30	374	13,685	19	307	7,805
Corporate securities	351	3,149	144,769	208	3,010	117,351
Mortgage-backed securities	87	1,303	88,754	135	2,180	70,510
Asset-backed securities	67	136	41,871	7	3	1,372
Redeemable preferred stocks	8	62	711	2	77	8,377
Total fixed maturities	642	$5,423	$359,701	517	$7,810	$334,794
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in fixed-income securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Due to the adoption of ASU 2016-01 as of January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales. During the three and six months ended June 30, 2019 and 2018, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2019 and December 31, 2018. Changes in interest rates subsequent to June 30, 2019 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2019 and December 31, 2018:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

	Total	Level 1	Level 2	Level 3
June 30, 2019
U.S. government and agency securities	$118,008	$—	$118,008	$—
Foreign government	4,066	—	4,066	—
States, municipalities and political subdivisions	136,723	—	136,723	—
Public utilities	24,804	307	24,497	—
Corporate securities	285,138	—	285,138	—
Mortgage-backed securities	242,250	—	242,250	—
Asset-backed securities	51,641	—	51,641	—
Redeemable preferred stocks	1,759	273	1,486	—
Total fixed maturities	864,389	580	863,809	—
Mutual funds	58,942	55,699	3,243	—
Public utilities	2,730	2,730	—	—
Other common stocks	35,310	35,310	—	—
Non-redeemable preferred stocks	1,606	1,606	—	—
Total equity securities	98,588	95,345	3,243	—
Other long-term investments (1)	3,235	300	2,935
Total investments	$966,212	$96,225	$869,987	$—

December 31, 2018
U.S. government and agency securities	$98,975	$—	$98,975	$—
Foreign government	3,982	—	3,982	—
States, municipalities and political subdivisions	144,468	—	144,468	—
Public utilities	23,890	—	23,890	—
Corporate securities	301,988	—	301,988	—
Mortgage-backed securities	223,854	—	223,854	—
Asset-backed securities	64,037	—	64,037	—
Redeemable preferred stocks	1,151	790	361	—
Total fixed maturities	862,345	790	861,555	—
Mutual Funds	50,016	47,223	2,793	—
Public utilities	1,759	1,759	—	—
Other common stocks	27,198	27,198	—	—
Non-redeemable preferred stocks	2,005	2,005	—	—
Total equity securities	80,978	78,185	2,793	—
Other long-term investments (1)	300	300	—	—
Total investments	$943,623	$79,275	$864,348	$—
(1) Other long-term investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2019 and December 31, 2018, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended June 30, 2019, we transferred no investments between levels.

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

Other investments

Our investments in limited partnerships, recorded in the other investments line of our Unaudited Condensed Consolidated Balance Sheets, are accounted for at fair value utilizing a net asset value per share equivalent methodology. The estimated fair value of our investments in the limited partnership interests at June 30, 2019 was $9,139,000.

The information presented in the table below is as of June 30, 2019:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments (1)	$8,365	$774	$—	$9,139
Certificates of deposit	300	—	—	300
Short-term investments	2,934	1	—	2,935
Total other investments	$11,599	$775	$—	$12,374
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

The following table presents the components of restricted assets:

	June 30, 2019	December 31, 2018
Trust funds	$85,843	$70,208
Cash on deposit (regulatory deposits)	1,238	1,233
Total restricted cash	$87,081	$71,441

4)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to UIHC common stockholders	$(2,903)	$14,701	$6,566	$23,069

Denominator:
Weighted-average shares outstanding	42,762,417	42,648,660	42,729,730	42,615,484
Effect of dilutive securities	—	141,686	367,514	154,118
Weighted-average diluted shares	42,762,417	42,790,346	43,097,244	42,769,602

Earnings available to UIHC common stockholders per share
Basic	$(0.07)	$0.34	$0.15	$0.54
Diluted	$(0.07)	$0.34	$0.15	$0.54

See Note 15 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

5)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2019		December 31, 2018
Land	$2,114		$2,114
Building and building improvements	8,975		6,651
Construction in progress	854		—
Computer hardware and software	20,226		17,932
Office furniture and equipment	3,043		2,800
Leasehold improvements	20		20
Leased vehicles(1)	1,073	—	568
Total, at cost	36,305		30,085
Less: accumulated depreciation and amortization	(14,713)		(12,948)
Property and equipment, net	$21,592		$17,137
(1) Includes vehicles under capital leases. See Note 10 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $906,000 and $819,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,776,000 and $1,563,000 for the six months ended June 30, 2019 and 2018, respectively.

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at June 30, 2019 and December 31, 2018, was $73,045,000. There was no goodwill acquired or disposed of during the three or six-month periods ended June 30, 2019.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

We completed our most recent goodwill impairment testing during the fourth quarter of 2018 and determined that there was no impairment in the value of the asset as of December 31, 2018. No impairment loss in the value of goodwill was recognized during the three or six months ended June 30, 2019. Additionally, there was no accumulated impairment related to goodwill at June 30, 2019 or December 31, 2018.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2019	December 31, 2018
Intangible assets subject to amortization	$25,091	$27,795
Indefinite-lived intangible assets(1)	3,630	3,556
Total	$28,721	$31,351
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2019
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.1	34,661	(13,411)	21,250
Trade names acquired	4.8	6,381	(2,540)	3,841
Total		$83,830	$(58,739)	$25,091

December 31, 2018
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.3	34,661	(11,164)	23,497
Trade names acquired	5.2	6,381	(2,083)	4,298
Total		$83,830	$(56,035)	$27,795

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and six months ended June 30, 2019 and 2018.

Amortization expense of our intangible assets was $1,339,000 and $1,365,000 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense of our intangible assets was $2,704,000 and $11,190,000 for the six months ended June 30, 2019 and 2018, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2019	$2,652
2020	4,267
2021	3,555
2022	3,246
2023	3,246
2024	2,640

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss contract, in effect from June 1, 2019 through May 31, 2020, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to a $3,200,000,000 exhaustion point. In addition to this contract, we have an aggregate excess of loss contract in effect from January 1, 2019 to December 31, 2019, which provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. We ceded $30,000,000 of catastrophe losses for this treaty for the six months ended June 30, 2019. The quota share agreement, effective June 1, 2019 to May 31, 2020, provides coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Reinsurance recoverable at the balance sheet dates consists of the following:

	June 30,	December 31,
	2019	2018
Reinsurance recoverable on unpaid losses and LAE	$379,402	$477,870
Reinsurance recoverable on paid losses and LAE	129,393	148,128
Reinsurance recoverable	$508,795	$625,998

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $298,000 and $399,000 for the three-month periods ended June 30, 2019 and 2018, respectively, and $640,000 and $787,000 for the six-month periods ended June 30, 2019 and 2018, respectively.

8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the six months ended June 30, 2019 and 2018 on a GAAP basis:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

	June 30,
	2019	2018
Balance at January 1	$661,203	$482,232
Less: reinsurance recoverable on unpaid losses	477,870	305,673
Net balance at January 1	$183,333	$176,559

Incurred related to:
Current year	199,832	167,392
Prior years	20,967	(1,551)
Total incurred	$220,799	$165,841
Paid related to:
Current year	108,042	83,297
Prior years	98,143	92,937
Total paid	$206,185	$176,234

Net balance at June 30	$197,947	$166,166
Plus: reinsurance recoverable on unpaid losses	379,402	266,265
Balance at June 30	$577,349	$432,431

Composition of reserve for unpaid losses and LAE:
Case reserves	$257,873	$230,926
IBNR reserves	319,476	201,505
Balance at June 30	$577,349	$432,431

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the unfavorable development experienced at June 30, 2019 was primarily the result of the incurrence of greater losses than expected, as compared to the same period in the 2018 accident year. The favorable development experienced at June 30, 2018, in contrast, was primarily the result of the incurrence of fewer losses than expected.

9)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of June 30, 2019 and December 31, 2018:

		Effective Interest Rate	Carrying Value at
	Maturity		June 30, 2019	December 31, 2018
Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	2.39%	8,235	8,824
BB&T Term Note Payable	May 26, 2031	4.13%	4,131	4,304
Total long-term debt			$162,366	$163,128

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

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

Florida State Board of Administration Note Payable

On September 22, 2006, we issued a $20,000,000, 20-year note payable to the Florida State Board of Administration (the SBA Note). For the first three years of the SBA Note we were required to pay interest only. On October 1, 2009, we began to repay the principal in addition to interest. The SBA Note bears an annual interest rate equivalent to the 10-year Constant Maturity Treasury rate (as defined in the SBA Note agreement), which resets quarterly.

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T Note), with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The BB&T Note bears interest at 1.65% in excess of the one-month LIBOR, which resets monthly. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our principal executive office, which has been pledged to the bank as security for the loan.

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At June 30, 2019, we were in compliance with the covenants in the Senior Notes.

Florida State Board of Administration Note Payable - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 2.39% at the end of June 2019. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2019, we were in compliance with the covenants in the SBA Note.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

In addition, the BB&T Note requires that we establish and maintain with BB&T at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At June 30, 2019, we were in compliance with the covenants in the BB&T Note.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the six months ended June 30, 2019 and 2018:

	2019	2018
Balance at January 1,	$3,010	$3,287
Additions	—	63
Amortization	(169)	(178)
Balance at June 30,	$2,841	$3,172

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

At June 30, 2019, we were not involved in any material non-claims-related legal actions.

Commitments to fund partnership investments

We have fully funded two limited partnership investments and have committed to fund our remaining four investments. The amount of unfunded commitments was $2,398,000 and $2,454,000 at June 30, 2019 and December 31, 2018, respectively.

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

Right-of-use assets and lease liabilities are based on the present value of the minimum lease payments over the lease term. As stated in Note 2 to these Notes to Unaudited Condensed Consolidated Financial Statements, we have elected the practical expedient related to lease and non-lease components, as an accounting policy election for our office equipment leases, which allows a lessee to not separate non-lease from lease components and instead account for consideration received in a contract as

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

a single lease component. We have also elected the practical expedients to exclude leases considered to be short-term and with values that fall under our capitalization threshold.

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

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	June 30, 2019
Assets
Operating lease assets	Other assets	$414
Financing lease assets	Property and equipment, net	893
Total lease assets		$1,307

Liabilities
Operating lease liabilities	Operating lease liability	$397
Financing lease liabilities	Other liabilities	24
Total lease liabilities		$421

The components of lease expenses were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$48	$91
Financing lease expense:
Amortization of leased assets	89	146
Short-term lease expense	47	124
Net lease expense	$184	$361

At June 30, 2019, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

	Operating Leases	Finance Leases	Total
Remaining in 2019	$102	$65	$167
2020	176	130	306
2021	133	118	251
2022	45	14	59
2023	22	—	22
Thereafter	1,218	—	1,218
Total undiscounted future minimum lease payments	1,696	327	2,023
Less: Imputed interest	(1,299)	(303)	(1,602)
Present value of lease liabilities	$397	$24	$421

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

June 30, 2019
Weighted average remaining lease term (months)
Operating leases	165
Financing leases	30

Weighted average discount rate
Operating leases	3.97%
Financing leases	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$116	$477

Right-of-use assets obtained in exchange for new financing lease liabilities	$119	$490

See Note 9 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to regulatory actions.

11)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries UPC, ACIC and JIC are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At June 30, 2019, and during the three and six months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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
June 30, 2019

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three and six months ended June 30, 2019, our combined recorded statutory net income (loss) was $1,154,000 and $(6,581,000), respectively. For the three and six months ended June 30, 2018, our combined recorded statutory net income was $16,546,000 and $25,538,000, respectively.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At June 30, 2019, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at June 30, 2019 and December 31, 2018 was $458,036,000 and $437,449,000, respectively.

12)    RELATED PARTY TRANSACTIONS

Groelle & Salmon, PA

One of our former executive officers who acted as an executive officer during the three and six months ended June 30, 2018, Ms. Kimberly Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the three and six months ended June 30, 2018, Groelle & Salmon, PA billed us approximately $717,000 and $1,425,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $359,000 and $713,000, for the three and six months ended June 30, 2018, respectively. Effective September 7, 2018, Ms. Salmon stepped down from her role at UPC Insurance.

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
In accordance with the managing general agency contract with AmRisc, we recorded $163,045,000 and $270,663,000 of gross written premiums for the three and six month periods ended June 30, 2019, respectively, and $127,757,000 and $221,763,000 for the three and six month periods ended June 30, 2018, respectively, resulting in gross fees and commission (including a profit commission) of $46,014,000 and $74,993,000, for the three and six month periods ended June 30, 2019, respectively, and $34,737,000 and $59,166,000 for the three and six month periods ended June 30, 2018, respectively, due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $2,333,000 and $3,878,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three and six month periods ended June 30, 2019, respectively and $1,805,000 and $3,366,000 for the three and six month periods ended June 30, 2018, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

Net premiums receivable (net of commissions) of $71,356,000 were due from AmRisc as of June 30, 2019. These premiums were paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

13)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Condensed Consolidated Statements of Comprehensive Income , and we include accumulated other comprehensive income as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2018	$(11,910)	$2,880	$(9,030)
Changes in net unrealized gains on investments	24,653	(5,772)	18,881
Reclassification adjustment for realized gains	(162)	(41)	(203)
June 30, 2019	$12,581	$(2,933)	$9,648

14)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands except per share amounts):

	Six Months Ended June 30,
	2019		2018
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,569	$0.06	$2,565
Second Quarter	$0.06	$2,570	$0.06	$2,565

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

The following table presents our total stock-based compensation expense:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee stock-based compensation expense
Pre-tax	$416	$240	$946	$488
Post-tax (1)	329	190	747	386
Director stock-based compensation expense
Pre-tax	261	322	632	561
Post-tax (1)	206	254	499	443
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $4,617,000 of unrecognized stock compensation expense at June 30, 2019 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.3 years. We had approximately $602,000 of unrecognized director stock-based compensation expense at June 30, 2019 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.9 years.

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

We granted 110,526 and 132,578 shares of restricted common stock during the three and six month periods ended June 30, 2019, respectively, which had a weighted-average grant date fair value of $16.23 and $16.28 per share, respectively. We granted 76,250 and 86,210 shares of restricted common stock during the three and six month periods ended June 30, 2018, respectively, which had weighted-average grant date fair values of $19.72 and $19.70 per share, respectively. Additionally, during the three and six month periods ended June 30, 2019, the Company granted 45,000 shares of restricted common stock, with a fair value of $15.70, which grant is contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2013 Omnibus Incentive Plan. Stockholders will vote on this matter at our 2020 annual meeting of stockholders.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	217,936	$18.96
Granted (1)	132,578	16.28
Less: Forfeited	5,759	20.34
Less: Vested	121,628	19.12
Outstanding as of June 30, 2019	223,127	$17.65
(1) Contingent shares have been excluded from the calculations in the table above.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2019
Expected annual dividend yield	1.28%
Expected volatility	41.07%
Risk-free interest rate	3.11%
Expected term	6	years

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

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Prices
Outstanding as of December 31, 2018	107,888	$8.28	$20.94
Granted	99,181	5.96	16.25
Less: Forfeited	—	—	—
Less: Vested	—	—	—
Outstanding as of June 30, 2019	207,069	$7.17	$18.69
Exercisable as of June 30, 2019	—	$—	$—

16)    SUBSEQUENT EVENTS

On July 31, 2019, our Board declared a $0.06 per share quarterly cash dividend payable on August 21, 2019, to stockholders of record on August 14, 2019. They also authorized a stock repurchase plan providing for the repurchase of up to $25,000,000 of our common stock.

On July 31, 2019, the Company made a capital contribution of $12,000,000 to FSIC.

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

EXECUTIVE SUMMARY

Overview

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in residential personal and commercial property and casualty insurance in the United States. We conduct our business principally through four wholly-owned insurance subsidiaries and one majority-owned insurance subsidiary: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); Family Security Insurance Company, Inc. (FSIC); Interboro Insurance Company (IIC); and Journey Insurance Company (JIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holdings Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC, in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of these transactions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 10.4% from 557,523 policies in-force at June 30, 2018 to 615,357 policies in-force at June 30, 2019.

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

UNITED INSURANCE HOLDINGS CORP.

2019 Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Gross premiums written	$449,762	$384,662	$768,321	$664,279
Gross premiums earned	330,025	289,641	641,838	568,591
Net premiums earned	190,404	171,306	371,126	336,206
Total revenues	204,776	183,148	407,097	355,201
Earnings before income tax	(3,605)	19,332	8,728	31,047
Consolidated net income attributable to UIHC	(2,903)	14,701	6,566	23,069
Net income available to UIHC stockholders per diluted share	$(0.07)	$0.34	$0.15	$0.54

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets	$1,982	$1,972	$3,980	$12,386
Less: Realized gains (losses) on investment portfolio	(13)	(438)	168	(227)
Less: Unrealized gains (losses) on equity securities	2,737	1,381	12,910	(1,063)
Less: Net tax impact (1)	(186)	257	(2,275)	3,419
Core income (loss)(2)	(3,459)	15,473	(257)	33,326
Core income (loss) per diluted share(2)	$(0.08)	$0.36	$(0.01)	$0.78

Book value per share			$12.54	$12.72
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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
Gross premiums written	$449,762	$384,662	$768,321	$664,279
Change in gross unearned premiums	(119,737)	(95,021)	(126,483)	(95,688)
Gross premiums earned	330,025	289,641	641,838	568,591
Ceded premiums earned	(139,621)	(118,335)	(270,712)	(232,385)
Net premiums earned	190,404	171,306	371,126	336,206
Net investment income	7,570	7,091	14,865	12,777
Net realized investment gains (losses)	(13)	(438)	168	(227)
Net unrealized gains (losses) on equity securities	2,737	1,381	12,910	(1,063)
Other revenue	4,078	3,808	8,028	7,508
Total revenue	204,776	183,148	407,097	355,201
EXPENSES:
Losses and loss adjustment expenses	116,252	88,595	220,799	165,841
Policy acquisition costs	61,622	50,454	116,868	99,516
Operating expenses	11,199	9,682	21,410	18,000
General and administrative expenses	16,802	12,643	34,383	35,968
Interest expense	2,527	2,458	4,936	4,916
Total expenses	208,402	163,832	398,396	324,241
Income (loss) before other income	(3,626)	19,316	8,701	30,960
Other income	21	16	27	87
Income (loss) before income taxes	(3,605)	19,332	8,728	31,047
Provision (benefit) for income taxes	(808)	4,631	1,947	7,978
Net income (loss)	$(2,797)	$14,701	$6,781	$23,069
Less: Net income attributable to noncontrolling interests	106	—	215	—
Net income (loss) attributable to UIHC	$(2,903)	$14,701	$6,566	$23,069
Earnings available to UIHC common stockholders per diluted share	$(0.07)	$0.34	$0.15	$0.54
Book value per share			$12.54	$12.72
Return on equity based on GAAP net income			(3.0)%	4.2%
Loss ratio, net (1)	61.1%	51.7%	59.5%	49.3%
Expense ratio (2)	47.1%	42.5%	46.5%	45.7%
Combined ratio (3)	108.2%	94.2%	106.0%	95.0%
Effect of current year catastrophe losses on combined ratio	8.3%	10.1%	7.4%	7.0%
Effect of prior year development on combined ratio	8.1%	(0.5)%	5.6%	(0.5)%
Underlying combined ratio (4)	91.8%	84.6%	93.0%	88.5%
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

Combined ratio excluding the effects of current year catastrophe losses and prior year reserve development (underlying combined ratio) is a non-GAAP measure, which is computed by subtracting the effect of current year catastrophe losses and prior year development. We believe that this ratio is useful to investors and it is used by management to highlight the trends in our business that may be obscured by current year catastrophe losses and prior year development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

Net loss and LAE excluding the effects of current year catastrophe losses and prior year reserve development (underlying loss and LAE) is a non-GAAP measure, which is computed by subtracting the effect of current year catastrophe losses and prior year reserve development from net loss and LAE. We use underlying loss and LAE figures to analyze our loss trends that may be impacted by current year catastrophe losses and prior year development on our reserves. As discussed previously, these two items can have a significant impact on our loss trends in a given period. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net loss and LAE. The underlying loss and LAE measure should not be considered a substitute for net loss and LAE and does not reflect the overall profitability of our business.

Net income excluding the effects of amortization of intangible assets, realized gains (losses) and unrealized gains (losses) on equity securities, net of tax (core income) is a non-GAAP measure, which is computed by adding amortization, net of tax, to net income and subtracting realized gains (losses) on our investment portfolio, net of tax, and unrealized gains (losses) on our equity securities, net of tax, from net income. Amortization expense is related to the amortization of intangible assets acquired through mergers and therefore the expense does not arise through normal operations. Investment portfolio gains (losses) and unrealized equity security gains (losses) vary independent of our operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net income. The core income measure should not be considered a substitute for net income and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2019, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2018; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2019 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2019 COMPARED TO DECEMBER 31, 2018

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction

UNITED INSURANCE HOLDINGS CORP.

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

Our cash, cash equivalents and investment portfolio totaled $1,338,500,000 at June 30, 2019, compared to $1,135,956,000 at December 31, 2018.

The following table summarizes our investments, by type:

UNITED INSURANCE HOLDINGS CORP.

	June 30, 2019		December 31, 2018
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$118,008	8.8%	$98,975	8.7%
Foreign government	4,066	0.3%	3,982	0.4%
States, municipalities and political subdivisions	136,723	10.2%	144,468	12.7%
Public utilities	24,804	1.9%	23,890	2.1%
Corporate securities	285,138	21.3%	301,988	26.6%
Mortgage-backed securities	242,250	18.1%	223,854	19.7%
Asset-backed securities	51,641	3.9%	64,037	5.6%
Redeemable preferred stocks	1,759	0.1%	1,151	0.1%
Total fixed maturities	864,389	64.6%	862,345	75.9%
Mutual funds	58,942	4.4%	50,016	4.4%
Public utilities	2,730	0.2%	1,759	0.2%
Other common stocks	35,310	2.6%	27,198	2.4%
Non-redeemable preferred stocks	1,606	0.1%	2,005	0.2%
Total equity securities	98,588	7.3%	80,978	7.2%
Other long-term investments	12,374	0.9%	8,513	0.7%
Total investments	975,351	72.8%	951,836	83.8%
Cash and cash equivalents	276,068	20.6%	112,679	9.9%
Restricted cash	87,081	6.6%	71,441	6.3%
Total cash, cash equivalents, restricted cash and investments	$1,338,500	100.0%	$1,135,956	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at June 30, 2019 and December 31, 2018 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At June 30, 2019, approximately 87% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 13% were corporate bonds rated “BBB” or "BB".

Reinsurance

We follow the industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or "ceding", all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain primarily liable for the entire insured loss under the policies we write.

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

During the second quarter of 2019, we placed our reinsurance program for the 2019 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $3,200,000,000. The contracts reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms and tornadoes. The agreements are effective as of June 1, 2019, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund.

Effective June 1, 2019, we renewed our quota share agreement that was set to expire on May 31, 2019, for a one-year term. This quota share reinsurance agreement has a cession rate of 22.5% for all subject business. We also included coverage for our subsidiary, FSIC, under this renewal. Effective January 1, 2019, we renewed the aggregate excess of loss agreement to provide coverage against accumulated losses from specified catastrophe events, for a term of 12 months.

UNITED INSURANCE HOLDINGS CORP.

Excluding our business for which we cede 100% of the risk of loss, reinsurance costs in the second quarter of 2019 were 40.8% of our gross premiums earned, compared to 38.8% of gross premiums earned for the second quarter of 2018. The increase in this ratio was driven by a decrease in gross premiums earned in the first six months of 2019 compared to 2018. Additionally, we modified the term of our quota share agreement in 2019 to include our subsidiary, FSIC. Finally the ceding percentage increased from 20.0% in 2018 to 22.5% in 2019.

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Quota Share	$(69,277)	$(27,400)	$(90,902)	$(47,972)
Excess-of-loss	(388,079)	$(350,230)	(406,802)	(364,091)
Equipment & identity theft	(2,753)	(2,631)	(4,986)	(4,751)
Flood	(6,355)	(5,568)	(10,284)	(9,239)
Ceded premiums written	$(466,464)	$(385,829)	$(512,974)	$(426,053)
Change in ceded unearned premiums	326,843	267,494	242,262	193,668
Ceded premiums earned	$(139,621)	$(118,335)	$(270,712)	$(232,385)

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2019			2018
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	1	$1,214	0.7%
All other catastrophe loss events	16	15,802	8.3%	8	16,126	9.4%
Total	16	15,802	8.3%	9	$17,340	10.1%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	1	$1,214	0.3%
All other catastrophe loss events	24	27,459	7.4%	16	22,443	6.7%
Total	24	27,459	7.4%	17	$23,657	7.0%
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

UNITED INSURANCE HOLDINGS CORP.

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

Unpaid losses and LAE totaled $577,349,000 and $661,203,000 as of June 30, 2019 and December 31, 2018, respectively. The balance has decreased from year end as a result of decreased reserves for both weather-related and non weather-related activity during the first six months of 2019 compared to the same period in 2018.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

Net income attributable to UIHC for the three months ended June 30, 2019 decreased $17,604,000, or 119.8%, to a net loss of $2,903,000 for the second quarter of 2019 from net income of $14,701,000 for the same period in 2018. The decrease in net income was primarily due to an increase in losses and LAE expense and policy acquisition costs, partly offset by an increase in net premiums earned during the second quarter of 2019 compared to the second quarter of 2018.

Revenue

Our gross written premiums increased $65,100,000 or 16.9%, to $449,762,000 for the second quarter ended June 30, 2019 from $384,662,000 for the same period in 2018, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2019	2018	Change
Direct Written and Assumed Premium by Region (1)
Florida	$243,124	$204,885	$38,239
Gulf	63,723	59,022	4,701
Northeast	55,814	47,346	8,468
Southeast	32,004	28,433	3,571
Total direct written premium by region	394,665	339,686	54,979
Assumed premium (2)	55,097	44,976	10,121
Total gross written premium by region	$449,762	$384,662	$65,100

Gross Written Premium by Line of Business
Personal property	$286,106	$256,910	$29,196
Commercial property	163,656	127,752	35,904
Total gross written premium by line of business	$449,762	$384,662	$65,100
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2019 and 2018 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended June 30,
New and Renewal Policies by Region (1)	2019	2018	Change
Florida	82,173	74,646	7,527
Gulf	38,406	36,816	1,590
Northeast	42,524	36,155	6,369
Southeast	26,347	24,920	1,427
Total	189,450	172,537	16,913
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended June 30, 2019 increased $44,570,000, or 27.2%, to $208,402,000 from $163,832,000 for the same period in 2018. The increase in expenses was primarily due to a $27,657,000 increase in loss and LAE expenses in as well as an $11,168,000 increase in policy acquisitions costs in the second quarter of 2019 compared to the second quarter of 2018. The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2019	2018	Change
Net loss and LAE	$116,252	$88,595	$27,657
% of Gross earned premiums	35.2%	30.6%	4.6 pts
% of Net earned premiums	61.1%	51.7%	9.4 pts
Less:
Current year catastrophe losses	$15,802	$17,340	$(1,538)
Prior year reserve (favorable) development	15,332	(870)	16,202
Underlying loss and LAE (1)	$85,118	$72,125	$12,993
% of Gross earned premiums	25.8%	24.9%	0.9 pts
% of Net earned premiums	44.7%	42.1%	2.6 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended June 30,
	2019	2018	Change
Policy acquisition costs	$61,622	$50,454	$11,168
Operating and underwriting	11,199	9,682	1,517
General and administrative	16,802	12,643	4,159
Total Operating Expenses	$89,623	$72,779	$16,844
% of Gross earned premiums	27.2%	25.1%	2.1 pts
% of Net earned premiums	47.1%	42.5%	4.6 pts

Loss and LAE increased $27,657,000, or 31.2%, to $116,252,000 for the second quarter of 2019 from $88,595,000 for the second quarter of 2018. Loss and LAE expense as a percentage of net earned premiums increased 9.4 points to 61.1% for the second quarter of 2019, compared to 51.7% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2019 was 25.8%, an increase of 0.9 points from 24.9% during the second quarter of 2018.

Policy acquisition costs increased $11,168,000, or 22.1%, to $61,622,000 for the second quarter of 2019 from $50,454,000 for the second quarter of 2018. The primary driver of the increase in costs was a $1,891,000 increase in the managing general agent commissions related to commercial premiums and an increase in ceding commission income assumed of $13,928,000, partly offset by an $8,827,000 decrease in agent commissions.

Operating and underwriting expenses increased $1,517,000, or 15.7%, to $11,199,000 for the second quarter of 2019 from $9,682,000 for the second quarter of 2018, primarily due to increased investments in technology of approximately $1,800,000.

General and administrative expenses increased $4,159,000, or 32.9%, to $16,802,000 for the second quarter of 2019 from $12,643,000 for the second quarter of 2018, primarily due to a $2,649,000 increase in salaries and related benefits as the number of personnel has increased and a $1,362,000 increase in cost of professional service fees.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

Net income attributable to UIHC for the six months ended June 30, 2019 decreased $16,503,000, or 71.5%, to $6,566,000 from $23,069,000 for the same period in 2018. The decrease in net income was primarily due to an increase in loss and LAE expenses, offset by an increase in net premiums earned for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenue

Our gross written premiums increased $104,042,000, or 15.7%, to $768,321,000 for the six months ended June 30, 2019 from $664,279,000 for the same period in 2018, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2019	2018	Change
Direct Written and Assumed Premium by Region (1)
Florida	$418,750	$362,837	$55,913
Gulf	111,100	103,819	7,281
Northeast	97,569	82,238	15,331
Southeast	57,012	51,320	5,692
Total direct written premium by region	684,431	600,214	84,217
Assumed premium (2)	83,890	64,065	19,825
Total gross written premium by region	$768,321	$664,279	$104,042

Gross Written Premium by Line of Business
Personal property	$496,787	$442,535	$54,252
Commercial property	271,534	221,744	49,790
Total gross written premium by line of business	$768,321	$664,279	$104,042
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2019 and 2018 is primarily commercial property business assumed from unaffiliated insurers.

	Six Months Ended June 30,
New and Renewal Policies By Region (1)	2019	2018	Change
Florida	143,991	128,052	15,939
Northeast	75,539	63,335	12,204
Gulf	68,459	66,880	1,579
Southeast	46,866	44,830	2,036
Total	334,855	303,097	31,758
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

Expenses

Expenses for the six months ended June 30, 2019 increased $74,155,000, or 22.9%, to $398,396,000 from $324,241,000 for the same period in 2018. The increase in expenses was primarily due to a $54,958,000 increase in loss and loss adjustment expenses, as well as a $17,352,000 increase in policy acquisition costs. The calculations of our loss ratios and underlying loss ratios are shown below.

UNITED INSURANCE HOLDINGS CORP.

	Six Months Ended June 30,
	2019	2018	Change
Net loss and LAE	$220,799	$165,841	$54,958
% of Gross earned premiums	34.4%	29.2%	5.2 pts
% of Net earned premiums	59.5%	49.3%	10.2 pts
Less:
Current year catastrophe losses	$27,459	$23,657	$3,802
Prior year reserve (favorable) development	20,967	(1,551)	22,518
Underlying loss and LAE (1)	$172,373	$143,735	$28,638
% of Gross earned premiums	26.9%	25.3%	1.6 pts
% of Net earned premiums	46.4%	42.8%	3.6 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Six Months Ended June 30,
	2019	2018	Change
Policy acquisition costs	$116,868	$99,516	$17,352
Operating and underwriting	21,410	18,000	3,410
General and administrative	34,383	35,968	(1,585)
Total operating expenses	$172,661	$153,484	$19,177
% of Gross earned premiums	26.9%	27.0%	(0.1) pts
% of Net earned premiums	46.5%	45.7%	0.8 pts

Loss and LAE increased $54,958,000, or 33.1%, to $220,799,000 for the six months ended June 30, 2019 from $165,841,000 for the same period in 2018. Loss and LAE expense as a percentage of net earned premiums increased 10.2 points to 59.5% for the six months ended June 30, 2019, compared to 49.3% for the same period in 2018. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2019, was 26.9%, an increase of 1.6 points from 25.3% during the six months ended June 30, 2018.

Policy acquisition costs increased $17,352,000, or 17.4%, to $116,868,000 for the six months ended June 30, 2019 from $99,516,000 for the same period in 2018. The primary driver of the increase in costs was the managing general agent fees related to commercial premiums which increased by approximately $6,720,000 and an increase in ceding commission income assumed of $13,794,000, partly offset by a decrease in agent commissions of $6,274,000.

Operating expenses increased $3,410,000, or 18.9%, to $21,410,000 for the six months ended June 30, 2019 from $18,000,000 for the same period in 2018, primarily due to increased investments in technology of approximately $1,981,000 as well as increased printing and postage costs of $897,000.

General and administrative expenses decreased $1,585,000, or 4.4%, to $34,383,000 for the six months ended June 30, 2019 from $35,968,000 for the same period in 2018, primarily due to a decrease of approximately $8,260,000 in amortization expense, partially offset by a $5,162,000 increase in salaries and related benefits as the number of personnel has increased and a $752,000 increase in cost of professional service fees.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income, the sale or maturity of invested assets, the issuance of debt and the issuance of additional shares of our stock. We use our cash to pay reinsurance premiums,

UNITED INSURANCE HOLDINGS CORP.

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

During the six-month period ended June 30, 2019 we made capital contributions of $4,000,000 and $1,000,000 to our insurance subsidiaries UPC and FSIC, respectively. During the six-month period ended June 30, 2018 we did not make any capital contributions to our insurance subsidiaries. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

During August 2018, we contributed $40,000,000 to fund a new subsidiary, JIC, and RJ Kiln & Co. (No. 3 Limited) (Kiln) contributed $20,000,000 for total funding of $60,000,000. JIC is owned 66.7% by the Company and 33.3% by Kiln.

Cash Flows for the six months ended June 30, 2019 and 2018 (in millions)

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

During the six months ended June 30, 2019, operating assets and liabilities were impacted by catastrophe losses associated with Hurricane Florence, Hurricane Michael and other non-weather related loss events. During the six months ended June 30, 2018, operating cash was influenced by Hurricanes Harvey and Irma, each of which occurred during the third quarter of 2017. Reinsurance recoverables on paid and unpaid losses increased during the six months ended June 30, 2019 compared to the 2018 period as we received funding from our reinsurers during 2018 for the catastrophe losses incurred in 2017. As these claims continue to close, we expect to see less volatility regarding these reinsurance recoverables.

UNITED INSURANCE HOLDINGS CORP.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the six months ended June 30, 2019, we had an increase of $112,359,000 in cash provided by investing activities as the result of a decrease of $96,298,000 in purchases of investments in 2019 when compared to purchases made during the six months ended June 30, 2018.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the six months ended June 30, 2019, cash provided by financing activities increased by $12,197,000 from cash used in financing activities as the result of an increase in bank overdrafts in the amount of $12,144,000 compared to the prior year period.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2019, we did not have any off-balance-sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018. We had no material changes in our market risk during the six months ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness remediation efforts identified above, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2019.

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

At June 30, 2019, we were not involved in any material non-claims-related legal actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we did not sell any unregistered equity securities or repurchase any of our equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

August 2, 2019	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

August 2, 2019	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)