Form 10-Q
period 2019-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2019-11-05
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Commission File Number 001-35761
_____________________
United Insurance Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-3241967
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

800 2nd Avenue S	33701
St. Petersburg, Florida	(Zip Code)
(Address of Principal Executive Offices)
727-895-7737
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	UIHC	Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 1, 2019, 43,234,488 shares of common stock, par value $0.0001 per share, were outstanding.

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $902,712 and $874,445, respectively)	$921,212	$862,345
Equity securities	104,629	80,978
Other investments (amortized cost of $9,245 and $8,288, respectively)	10,024	8,513
Total investments	$1,035,865	$951,836
Cash and cash equivalents	270,563	112,679
Restricted cash	74,849	71,441
Total cash, cash equivalents and restricted cash	$345,412	$184,120
Accrued investment income	6,037	6,017
Property and equipment, net	28,874	17,137
Premiums receivable, net	86,365	95,816
Reinsurance recoverable on paid and unpaid losses	648,372	625,998
Ceded unearned premiums	367,550	217,885
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	115,158	105,582
Intangible assets, net	27,403	31,351
Other assets	20,590	12,641
Total Assets	$2,754,671	$2,321,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$824,147	$661,203
Unearned premiums	726,297	627,313
Reinsurance payable on premiums	321,994	175,272
Payments outstanding	56,761	56,534
Accounts payable and accrued expenses	79,201	71,048
Operating lease liability	356	—
Other liabilities	49,874	29,571
Notes payable, net	159,523	160,118
Total Liabilities	$2,218,153	$1,781,059
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,056,310 and 43,029,845 issued, respectively; 43,234,488 and 42,984,578 outstanding, respectively	4	4
Additional paid-in capital	391,433	389,141
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	13,714	(9,030)
Retained earnings	111,122	140,546
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$515,842	$520,230
Noncontrolling interests (NCI)	20,676	20,139
Total Stockholders' Equity	$536,518	$540,369
Total Liabilities and Stockholders' Equity	$2,754,671	$2,321,428
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE:
Gross premiums written	$317,184	$295,935	$1,085,505	$960,214
Change in gross unearned premiums	27,499	8,021	(98,984)	(87,667)
Gross premiums earned	344,683	303,956	986,521	872,547
Ceded premiums earned	(151,763)	(132,626)	(422,475)	(365,011)
Net premiums earned	192,920	171,330	564,046	507,536
Net investment income	7,803	6,888	22,668	19,665
Net realized investment gains (losses)	18	(447)	186	(674)
Net unrealized gain on equity securities	2,609	6,109	15,519	5,046
Other revenue	4,248	3,772	12,276	11,280
Total revenue	207,598	187,652	614,695	542,853
EXPENSES:
Losses and loss adjustment expenses	148,125	120,552	368,924	286,393
Policy acquisition costs	61,849	54,200	178,717	153,716
Operating expenses	12,167	10,976	33,577	28,976
General and administrative expenses	19,105	15,358	53,488	51,326
Interest expense	2,443	2,455	7,379	7,371
Total expenses	243,689	203,541	642,085	527,782
Income (loss) before other income	(36,091)	(15,889)	(27,390)	15,071
Other income	17	19	44	106
Income (loss) before income taxes	(36,074)	(15,870)	(27,346)	15,177
Provision (benefit) for income taxes	(7,859)	(4,163)	(5,912)	3,815
Net income (loss)	$(28,215)	$(11,707)	$(21,434)	$11,362
Less: Net income attributable to noncontrolling interests	$65	$1	$280	$1
Net income (loss) attributable to UIHC	$(28,280)	$(11,708)	$(21,714)	$11,361
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	5,606	(3,354)	30,561	(30,706)
Reclassification adjustment for net realized investment losses (gains)	(18)	447	(186)	674
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,486)	699	(7,374)	7,110
Total comprehensive income (loss)	$(24,113)	$(13,915)	$1,567	$(11,560)
Less: Comprehensive income attributable to NCI	101	1	537	1
Comprehensive income (loss) attributable to UIHC	$(24,214)	$(13,916)	$1,030	$(11,561)

Weighted average shares outstanding
Basic	42,795,414	42,677,893	42,750,710	42,636,515
Diluted	42,795,414	42,677,893	42,750,710	42,791,208

Earnings available to UIHC common stockholders per share
Basic	$(0.66)	$(0.27)	$(0.51)	$0.27
Diluted	$(0.66)	$(0.27)	$(0.51)	$0.27
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Statements include related party transactions as detailed in Note 12.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2018	42,822,187	$4	$388,193	$(431)	$(11,493)	$168,461	$544,734	$—	$544,734
Net income (loss)	—	—	—	—	—	(11,708)	(11,708)	1	(11,707)
Other comprehensive loss, net	—	—	—	—	(2,209)	—	(2,209)	—	(2,209)
Stock Compensation	88,392	—	627	—	—	—	627	—	627
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,569)	(2,569)	—	(2,569)
Net increase due to acquisitions								20,000	20,000
September 30, 2018	42,910,579	$4	$388,820	$(431)	$(13,702)	$154,186	$528,877	$20,001	$548,878

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2019	43,231,184	$4	$390,719	$(431)	$9,648	$141,973	$541,913	$20,575	$562,488
Net income (loss)						(28,280)	(28,280)	65	(28,215)
Other comprehensive income, net					4,066		4,066	36	4,102
Stock Compensation	3,304		714				714		714
Cash dividends on common stock ($0.06 per common share)						(2,571)	(2,571)		(2,571)
September 30, 2019	43,234,488	$4	$391,433	$(431)	$13,714	$111,122	$515,842	$20,676	$536,518

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity For the Nine Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2017	42,753,054	$4	$387,145	$(431)	$9,221	$141,186	$537,125	$—	$537,125
Net income	—	—	—	—	—	11,361	11,361	1	11,362
Other comprehensive loss, net	—	—	—	—	(13,585)	—	(13,585)	—	(13,585)
Reclassification due to adoption of ASU 2016-01		—	—	—	(9,338)	9,338	—	—	—
Stock Compensation	157,525	—	1,675	—	—	—	1,675	—	1,675
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(7,699)	(7,699)	—	(7,699)
Net increase due to acquisitions		—	—	—	—	—		20,000	20,000
September 30, 2018	42,910,579	$4	$388,820	$(431)	$(13,702)	$154,186	$528,877	$20,001	$548,878

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2018	42,984,578	$4	$389,141	$(431)	$(9,030)	$140,546	$520,230	$20,139	$540,369
Net income (loss)						(21,714)	(21,714)	280	(21,434)
Other comprehensive income, net					22,744		22,744	257	23,001
Stock Compensation	249,910		2,292				2,292		2,292
Cash dividends on common stock ($0.06 per common share)						(7,710)	(7,710)		(7,710)
September 30, 2019	43,234,488	$4	$391,433	$(431)	$13,714	$111,122	$515,842	$20,676	$536,518

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(21,434)	$11,362
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	8,984	16,192
Bond amortization and accretion	3,884	3,822
Net realized (gains) losses on investments	(186)	674
Net unrealized gains on equity securities	(15,519)	(5,046)
Provision for uncollectable premiums	186	112
Deferred income taxes, net	(4,584)	3,232
Stock based compensation	2,292	1,675
Changes in operating assets and liabilities:
Accrued investment income	(20)	(194)
Premiums receivable	9,265	(3,254)
Reinsurance recoverable on paid and unpaid losses	(22,374)	(37,780)
Ceded unearned premiums	(149,665)	(118,012)
Deferred policy acquisition costs, net	(9,576)	(1,882)
Other assets	(8,031)	(1,473)
Unpaid losses and loss adjustment expenses	162,944	46,610
Unearned premiums	98,984	87,667
Reinsurance payable on premiums	146,722	148,056
Payments outstanding	227	9,003
Accounts payable and accrued expenses	8,153	5,506
Operating lease liability	356	—
Other liabilities	17,513	(44,715)
Net cash provided by operating activities	$228,121	$121,555
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	168,342	152,461
Equity securities	1,978	2,471
Other investments	5,461	1,087
Policy loans	—	20,000
Purchases of:
Fixed maturities	(200,208)	(248,652)
Equity securities	(11,011)	(26,731)
Other investments	(6,395)	(1,100)
Cost of property, equipment and capitalized software acquired	(16,437)	(2,675)
Net cash used in investing activities	$(58,270)	$(103,139)
FINANCING ACTIVITIES
Investment in subsidiary - NCI	—	20,000
Repayments of borrowings	(849)	(849)
Payments of debt issuance costs	—	(62)
Dividends	(7,710)	(7,699)
Net cash provided by (used in) financing activities	$(8,559)	$11,390
Increase in cash, cash equivalents and restricted cash	161,292	29,806
Cash, cash equivalents and restricted cash at beginning of period	184,120	276,275
Cash, cash equivalents and restricted cash at end of period	$345,412	$306,081
Supplemental Cash Flows Information
Interest paid	$4,930	$4,990
Income taxes paid	$284	$4,673
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes and services residential personal and commercial property and casualty insurance policies using a network of agents, four wholly-owned insurance subsidiaries, and one majority-owned insurance subsidiary. Our largest insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our four other insurance subsidiaries are Family Security Insurance Company, Inc. (FSIC), acquired via merger on February 3, 2015; Interboro Insurance Company (IIC), acquired via merger on April 29, 2016; American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017; and Journey Insurance Company (JIC). JIC was formed in strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln) on August 30, 2018. The Kiln subsidiary holds a noncontrolling interest in JIC.

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

We reclassified certain amounts in the 2018 financial statements to conform to the 2019 presentation, including reclassifying the presentation of outstanding checks in excess of funds on deposit in the financing section of the Unaudited Condensed Consolidated Statements of Cash Flows to change in payments outstanding in the operating section, to provide the users of the financial statement with more transparency. These reclassifications had no impact on our results of operations or stockholders' equity, as previously reported.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

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
September 30, 2019

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

3)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at September 30, 2019 and December 31, 2018:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. government and agency securities	$114,446	$1,168	$201	$115,413
Foreign government	3,980	93	1	4,072
States, municipalities and political subdivisions	134,605	2,892	50	137,447
Public utilities	29,394	763	29	30,128
Corporate securities	289,456	7,155	118	296,493
Mortgage-backed securities	269,252	6,245	243	275,254
Asset backed securities	59,459	849	21	60,287
Redeemable preferred stocks	2,120	46	48	2,118
Total fixed maturities	$902,712	$19,211	$711	$921,212

December 31, 2018
U.S. government and agency securities	$100,240	$50	$1,315	$98,975
Foreign government	3,993	5	16	3,982
States, municipalities and political subdivisions	145,415	354	1,301	144,468
Public utilities	24,560	11	681	23,890
Corporate securities	307,875	272	6,159	301,988
Mortgage-backed securities	227,004	333	3,483	223,854
Asset-backed securities	64,071	105	139	64,037
Redeemable preferred stocks	1,287	3	139	1,151
Total fixed maturities	$874,445	$1,133	$13,233	$862,345

Equity securities are summarized as follows:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$60,137	57.5%	$50,016	61.8%
Public utilities	2,917	2.8%	1,759	2.2
Other common stocks	39,774	38.0%	27,198	33.6
Nonredeemable preferred stocks	1,801	1.7%	2,005	2.4
Total equity securities	$104,629	100.0%	$80,978	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine months ended September 30, 2019 and 2018:

	2019		2018
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$66	$34,282	$12	$4,864
Equity securities	3	272	8	411
Short-term investments	—	2,511	—	—
Total realized gains	69	37,065	20	5,275
Fixed maturities	(48)	2,033	(441)	46,268
Equity securities	(3)	14	(26)	387
Short-term investments	—	10	—	—
Total realized losses	(51)	2,057	(467)	46,655
Net realized investment gains (losses)	$18	$39,122	$(447)	$51,930

Nine Months Ended September 30,
Fixed maturities	$597	$129,364	$68	$11,745
Equity securities	94	814	517	1,593
Short-term investments	—	3,571	—	—
Total realized gains	691	133,749	585	13,338
Fixed maturities	(287)	36,661	(1,233)	116,587
Equity securities	(217)	1,163	(26)	387
Short-term investments	(1)	1,035	—	—
Total realized losses	(505)	38,859	(1,259)	116,974
Net realized investment gains (losses)	$186	$172,608	$(674)	$130,312

The table below summarizes our fixed maturities at September 30, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2019
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$101,063	11.2%	$101,143	11.0%
Due after one year through five years	297,049	32.9%	301,240	32.7%
Due after five years through ten years	168,910	18.7%	175,932	19.1%
Due after ten years	6,979	0.8%	7,356	0.8%
Asset and mortgage backed securities	328,711	36.4%	335,541	36.4%
Total	$902,712	100.0%	$921,212	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed maturities	$5,757	$5,725	$17,379	$15,929
Equity securities	614	525	1,728	1,455
Cash and cash equivalents	1,611	588	3,407	1,427
Other investments	83	41	847	830
Other assets	11	9	108	24
Investment income	8,076	6,888	23,469	19,665
Investment expenses	(273)	(267)	(801)	(756)
Net investment income	$7,803	$6,621	$22,668	$18,909

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. government and agency securities	20	$50	$18,550	40	$151	$34,669
Foreign governments	—	—	—	2	1	600
States, municipalities and political subdivisions	24	40	21,349	4	10	3,188
Public utilities	9	28	4,634	2	1	250
Corporate securities	49	62	21,686	45	56	18,617
Mortgage-backed securities	52	84	25,835	56	159	16,691
Asset backed securities	14	12	7,466	6	9	2,260
Redeemable preferred stocks	3	12	1,104	2	36	199
Total fixed maturities	171	$288	$100,624	157	$423	$76,474

December 31, 2018
U.S. government and agency securities	45	$111	$28,464	55	$1,204	$61,264
Foreign governments	5	16	2,978	—	—	—
States, municipalities and political subdivisions	49	272	38,469	91	1,029	68,115
Public utilities	30	374	13,685	19	307	7,805
Corporate securities	351	3,149	144,769	208	3,010	117,351
Mortgage-backed securities	87	1,303	88,754	135	2,180	70,510
Asset-backed securities	67	136	41,871	7	3	1,372
Redeemable preferred stocks	8	62	711	2	77	8,377
Total fixed maturities	642	$5,423	$359,701	517	$7,810	$334,794
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in fixed-income securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Due to the adoption of ASU 2016-01 as of January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales. During the three and nine months ended September 30, 2019 and 2018, we recorded no other-than-temporary impairment charges.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2019 and December 31, 2018. Changes in interest rates subsequent to September 30, 2019 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
September 30, 2019
U.S. government and agency securities	$115,413	$—	$115,413	$—
Foreign government	4,072	—	4,072	—
States, municipalities and political subdivisions	137,447	—	137,447	—
Public utilities	30,128	—	30,128	—
Corporate securities	296,493	—	296,493	—
Mortgage-backed securities	275,254	—	275,254	—
Asset-backed securities	60,287	—	60,287	—
Redeemable preferred stocks	2,118	594	1,524	—
Total fixed maturities	921,212	594	920,618	—
Mutual funds	60,137	56,730	3,407	—
Public utilities	2,917	2,917	—	—
Other common stocks	39,774	39,774	—	—
Non-redeemable preferred stocks	1,801	1,801	—	—
Total equity securities	104,629	101,222	3,407	—
Other investments (1)	763	300	463	—
Total investments	$1,026,604	$102,116	$924,488	$—

December 31, 2018
U.S. government and agency securities	$98,975	$—	$98,975	$—
Foreign government	3,982	—	3,982	—
States, municipalities and political subdivisions	144,468	—	144,468	—
Public utilities	23,890	—	23,890	—
Corporate securities	301,988	—	301,988	—
Mortgage-backed securities	223,854	—	223,854	—
Asset-backed securities	64,037	—	64,037	—
Redeemable preferred stocks	1,151	790	361	—
Total fixed maturities	862,345	790	861,555	—
Mutual Funds	50,016	47,223	2,793	—
Public utilities	1,759	1,759	—	—
Other common stocks	27,198	27,198	—	—
Non-redeemable preferred stocks	2,005	2,005	—	—
Total equity securities	80,978	78,185	2,793	—
Other investments (1)	300	300	—	—
Total investments	$943,623	$79,275	$864,348	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2019 and December 31, 2018, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended September 30, 2019, we transferred no investments between levels.

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

Other investments

Our investments in limited partnerships, recorded in the other investments line of our Unaudited Condensed Consolidated Balance Sheets, are accounted for at fair value utilizing a net asset value per share equivalent methodology. The estimated fair value of our investments in the limited partnership interests at September 30, 2019 was $9,261,000.

The information presented in the table below is as of September 30, 2019:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments (1)	$8,482	$779	$—	$9,261
Certificates of deposit	300	—	—	300
Short-term investments	463	—	—	463
Total other investments	$9,245	$779	$—	$10,024
(1) Distributions will be generated from investment gains, from operating income, from underlying investments of funds, and from liquidation of the underlying assets of the funds. We estimate that the underlying assets of the funds will be liquidated over the next two to ten years.

Restricted Cash

We are required to maintain assets on deposit with various regulatory authorities to support our insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. We also hold funds in trust for certain reinsurance transactions.

The following table presents the components of restricted assets:

	September 30, 2019	December 31, 2018
Trust funds	$73,607	$70,208
Cash on deposit (regulatory deposits)	1,242	1,233
Total restricted cash	$74,849	$71,441

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

4)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to UIHC common stockholders	$(28,280)	$(11,708)	$(21,714)	$11,361

Denominator:
Weighted-average shares outstanding	42,795,414	42,677,893	42,750,710	42,636,515
Effect of dilutive securities	—	—	—	154,693
Weighted-average diluted shares	42,795,414	42,677,893	42,750,710	42,791,208

Earnings available to UIHC common stockholders per share
Basic	$(0.66)	$(0.27)	$(0.51)	$0.27
Diluted	$(0.66)	$(0.27)	$(0.51)	$0.27

See Note 15 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

5)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2019		December 31, 2018
Land	$2,114		$2,114
Building and building improvements (construction in progress of $1,264 and $0, respectively)	10,399		6,651
Computer hardware and software (software in progress of $3,284 and $1,348, respectively)	28,948		17,932
Office furniture and equipment	3,218		2,800
Leasehold improvements	20		20
Leased vehicles(1)	1,498	—	568
Total, at cost	46,197		30,085
Less: accumulated depreciation and amortization	(17,323)		(12,948)
Property and equipment, net	$28,874		$17,137
(1) Includes vehicles under capital leases. See Note 10 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $2,924,000 and $1,819,000 for the three months ended September 30, 2019 and 2018, respectively, and $4,700,000 and $3,382,000 for the nine months ended September 30, 2019 and 2018, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at September 30, 2019 and December 31, 2018, was $73,045,000. There was no goodwill acquired or disposed of during the three or nine-month periods ended September 30, 2019.

We completed our most recent goodwill impairment testing during the fourth quarter of 2018 and determined that there was no impairment in the value of the asset as of December 31, 2018. No impairment loss in the value of goodwill was recognized during the three or nine months ended September 30, 2019. Additionally, there was no accumulated impairment related to goodwill at September 30, 2019 or December 31, 2018.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
Intangible assets subject to amortization	$23,765	$27,795
Indefinite-lived intangible assets(1)	3,638	3,556
Total	$27,403	$31,351
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2019
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.9	34,661	(14,535)	20,126
Trade names acquired	4.5	6,381	(2,742)	3,639
Total		$83,830	$(60,065)	$23,765

December 31, 2018
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.3	34,661	(11,164)	23,497
Trade names acquired	5.2	6,381	(2,083)	4,298
Total		$83,830	$(56,035)	$27,795

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and nine months ended September 30, 2019 and 2018.

Amortization expense of our intangible assets was $1,326,000 and $1,365,000 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense of our intangible assets was $4,030,000 and $12,555,000 for the nine months ended September 30, 2019 and 2018, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2019	$1,326
2020	4,267
2021	3,555
2022	3,246
2023	3,246
2024	2,640

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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss contract, in effect from June 1, 2019 through May 31, 2020, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to a $3,200,000,000 exhaustion point. In addition to this contract, we have an aggregate excess of loss contract in effect from January 1, 2019 to December 31, 2019, which provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. We ceded $30,000,000 of catastrophe losses under this treaty for the nine months ended September 30, 2019. The quota share agreement, effective June 1, 2019 to May 31, 2020, provides coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Reinsurance recoverable at the balance sheet dates consists of the following:

	September 30,	December 31,
	2019	2018
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$573,037	$477,870
Reinsurance recoverable on paid losses and loss adjustment expenses	75,335	148,128
Reinsurance recoverable	$648,372	$625,998

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $394 and $408 for the three-month periods ended September 30, 2019 and 2018, respectively, and $1,034 and $1,194 for the nine-month periods ended September 30, 2019 and 2018, respectively.

8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the nine months ended September 30, 2019 and 2018 on a GAAP basis:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

	September 30,
	2019	2018
Balance at January 1	$661,203	$482,232
Less: reinsurance recoverable on unpaid losses	477,870	305,673
Net balance at January 1	$183,333	$176,559

Incurred related to:
Current year	335,708	290,600
Prior years	33,216	(4,207)
Total incurred	$368,924	$286,393
Paid related to:
Current year	185,257	163,589
Prior years	115,890	102,750
Total paid	$301,147	$266,339

Net balance at September 30	$251,110	$196,613
Plus: reinsurance recoverable on unpaid losses	573,037	332,229
Balance at September 30	$824,147	$528,842

Composition of reserve for unpaid losses and LAE:
Case reserves	$271,073	$259,678
IBNR reserves	553,074	269,164
Balance at September 30	$824,147	$528,842

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at year end, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses that may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the unfavorable development experienced for the nine months ending September 30, 2019 was primarily the result of greater losses than expected, as compared to the same period in the 2018 accident year due to increased severity and frequency. The favorable development experienced at September 30, 2018, in contrast, was primarily the result of lower losses than expected.

9)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of September 30, 2019 and December 31, 2018:

		Effective Interest Rate	Carrying Value at
	Maturity		September 30, 2019	December 31, 2018
Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	2.01%	8,235	8,824
BB&T Term Note Payable	May 26, 2031	3.81%	4,044	4,304
Total long-term debt			$162,279	$163,128

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

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

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At September 30, 2019, we were in compliance with the covenants in the Senior Notes.

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 2.01% at the end of September 2019. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2019, we were in compliance with the covenants in the SBA Note.

BB&T Note - Our BB&T Note requires that, at all times while there has been no losses from our insurance subsidiaries' operations (non-recurring losses), we will maintain a minimum cash flow coverage ratio of 1.2:1. The cash flow coverage ratio is defined as the ratio of our cash flow to debt service charges. This ratio will be tested annually, based on our audited financial statements. For the one-year period following a non-recurring loss, we are required to maintain a minimum cash flow coverage ratio of 1.0:1. This covenant will only be effective if the pre non-recurring losses test is failed, and is only available and effective for one annual test period. Thereafter, the non-recurring loss cash flow coverage ratio of 1.2:1 will immediately apply.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

At the time of the most recent annual test period, December 31, 2018, we were in compliance with the minimum cash flow coverage ratio covenant in the BB&T Note.

In addition, the BB&T Note requires that we establish and maintain with BB&T at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At September 30, 2019, we were in compliance with the covenants in the BB&T Note.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the nine months ended September 30, 2019 and 2018:

	2019	2018
Balance at January 1,	$3,010	$3,287
Additions	—	63
Amortization	(254)	(255)
Balance at September 30,	$2,756	$3,095

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

At September 30, 2019, we were not involved in any material non-claims-related legal actions.

Commitments to fund partnership investments

We have fully funded two limited partnership investments and have committed to fund our remaining four limited partnership investments. The amount of unfunded commitments was $2,251,000 and $2,454,000 at September 30, 2019 and December 31, 2018, respectively.

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
September 30, 2019

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

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	September 30, 2019
Assets
Operating lease assets	Other assets	$371
Financing lease assets	Property and equipment, net	1,202
Total lease assets		$1,573

Liabilities
Operating lease liabilities	Operating lease liability	$356
Financing lease liabilities	Other liabilities	32
Total lease liabilities		$388

The components of lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
Operating lease expense	$46		$137
Financing lease expense:
Amortization of leased assets	115		261
Interest on lease liabilities	1	1	1
Short-term lease expense	9		133
Net lease expense	$171		$532

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

At September 30, 2019, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2019	$51	$4	$55
2020	176	15	191
2021	133	14	147
2022	45	4	49
2023	22	—	22
Thereafter	1,216	—	1,216
Total undiscounted future minimum lease payments	1,643	37	1,680
Less: Imputed interest	(1,287)	(5)	(1,292)
Present value of lease liabilities	$356	$32	$388

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

September 30, 2019
Weighted average remaining lease term (months)
Operating leases	170
Financing leases	30

Weighted average discount rate
Operating leases	3.98%
Financing leases	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$414	$891

Right-of-use assets obtained in exchange for new financing lease liabilities	$425	$915

See Note 9 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to regulatory actions.

11)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries UPC, ACIC and JIC are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At September 30, 2019, and during the three and nine months then ended, our insurance subsidiaries met all regulatory requirements of the states

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three and nine months ended September 30, 2019, our combined recorded statutory net loss was $25,464,000 and $32,045,000, respectively. Our combined recorded statutory net loss for the three months ended September 30, 2018 was $13,134,000 and our combined recorded statutory net income for the nine months ended September 30, 2018 was $8,342,000.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At September 30, 2019, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at September 30, 2019 and December 31, 2018 was $425,624,000 and $437,449,000, respectively.

12)    RELATED PARTY TRANSACTIONS

Groelle & Salmon, PA

One of our former executive officers who acted as an executive officer during a portion of the three and nine months ended September 30, 2018, Ms. Kimberly Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the three and nine months ended September 30, 2018, Groelle & Salmon, PA billed us approximately $982,000 and $2,407,000, respectively. Ms. Salmon's spouse has a 50% interest in these billings, or approximately $491,000 and $1,204,000, for the three and nine months ended September 30, 2018, respectively. Effective September 7, 2018, Ms. Salmon stepped down from her role at UPC Insurance.

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
In accordance with the managing general agency contract with AmRisc, we recorded $58,867,000 and $329,530,000 of gross written premiums for the three and nine-month periods ended September 30, 2019, respectively, and $55,476,000 and $277,239,000 for the three and nine-month periods ended September 30, 2018, respectively, resulting in gross fees and commission (including a profit commission) of $12,177,000 and $87,170,000, for the three and nine-month periods ended

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

September 30, 2019, respectively, and $18,162,000 and $75,012,000 for the three and nine-month periods ended September 30, 2018, respectively, due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $1,066,000 and $4,944,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three and nine-month periods ended September 30, 2019, respectively, and $750,000 and $4,116,000 for the three and nine-month periods ended September 30, 2018, respectively.
Net premiums receivable (net of commissions) of $32,010,000 were due from AmRisc as of September 30, 2019. These premiums were paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

13)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income (loss) at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2018	$(11,910)	$2,880	$(9,030)
Changes in net unrealized gains on investments	30,211	(7,247)	22,964
Reclassification adjustment for realized gains	(176)	(44)	(220)
September 30, 2019	$18,125	$(4,411)	$13,714

14)    STOCKHOLDERS' EQUITY

Our Board declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands except per share amounts):

	Nine Months Ended September 30,
	2019		2018
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,569	$0.06	$2,565
Second Quarter	$0.06	$2,570	$0.06	$2,565
Third Quarter	$0.06	$2,571	$0.06	$2,569

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of September 30, 2019 we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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
September 30, 2019

basis for time-based restricted stock grants and performance-based restricted stock grants. We record forfeitures as they occur for all stock-based compensation.

The following table presents our total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee stock-based compensation expense
Pre-tax	$536	$248	$1,482	$736
Post-tax (1)	424	196	1,171	581
Director stock-based compensation expense
Pre-tax	178	379	810	940
Post-tax (1)	141	299	640	743
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $4,087,000 of unrecognized stock compensation expense at September 30, 2019 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.1 years. We had approximately $424,000 of unrecognized director stock-based compensation expense at September 30, 2019 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.6 years.

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

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2018 and 2019 awards.

We granted 843 and 133,421 shares of restricted common stock during the three and nine-month periods ended September 30, 2019, respectively, which had a weighted-average grant date fair value of $12.82 and $16.26 per share, respectively. We granted 88,392 and 174,602 shares of restricted common stock during the three and nine-month periods ended September 30, 2018, respectively, which had weighted-average grant date fair values of $20.44 and $20.07 per share, respectively. Additionally, during the nine-month period ended September 30, 2019, the Company granted 45,000 shares of restricted common stock, with a fair value of $15.70 per share, which is contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2013 Omnibus Incentive Plan. Stockholders will vote on this matter at our 2020 annual meeting of stockholders.

The following table presents certain information related to the activity of our non-vested common stock grants:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	217,936	$18.96
Granted (1)	133,421	16.26
Less: Forfeited	6,059	20.15
Less: Vested	131,613	19.22
Outstanding as of September 30, 2019	213,685	$17.51
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

We granted 99,181 stock options during the nine-month period ended September 30, 2019, which had a weighted-average grant date fair value of $5.96 per share. We granted 29,464 stock options during the nine-month period ended September 30, 2018, which had a weighted-average grant date fair value of $8.01 per share.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	107,888	$20.94	—	$—
Granted	99,181	16.25	—	—
Less: Forfeited	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of September 30, 2019	207,069	$18.69	9.25	$—

Vested as of September 30, 2019	9,822	$20.44	8.98	$—
Exercisable as of September 30, 2019	9,822	$20.44	8.98	$—

16)    SUBSEQUENT EVENTS

On November 5, 2019, our Board declared a $0.06 per share quarterly cash dividend payable on November 26, 2019, to stockholders of record on November 19, 2019.

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holdings Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC, in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of these transactions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 9.8% from 569,444 policies in-force at September 30, 2018 to 625,445 policies in-force at September 30, 2019.

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

UNITED INSURANCE HOLDINGS CORP.

2019 Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Gross premiums written	$317,184	$295,935	$1,085,505	$960,214
Gross premiums earned	344,683	303,956	986,521	872,547
Net premiums earned	192,920	171,330	564,046	507,536
Total revenues	207,598	187,652	614,695	542,853
Earnings before income tax	(36,074)	(15,870)	(27,346)	15,177
Consolidated net income (loss) attributable to UIHC	(28,280)	(11,708)	(21,714)	11,361
Net income (loss) available to UIHC stockholders per diluted share	$(0.66)	$(0.27)	$(0.51)	$0.27

Reconciliation of net income (loss) to core income (loss):
Plus: Non-cash amortization of intangible assets	$1,326	$1,365	$4,030	$12,555
Less: Realized gains (losses) on investment portfolio	18	(447)	186	(674)
Less: Unrealized gain on equity securities	2,609	6,109	15,519	5,046
Less: Net tax impact (1)	(359)	(1,074)	(3,220)	2,046
Core income (loss)(2)	(29,222)	(14,931)	(30,169)	17,498
Core income (loss) per diluted share(2)	$(0.68)	$(0.35)	$(0.71)	$0.41

Book value per share			$11.93	$12.33
(1) In order to reconcile the net income (loss) to the core income (loss) measure, we included the tax impact of all adjustments using the effective rate at the end of each period.
(2) Core income (loss), a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net income (loss), the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE:
Gross premiums written	$317,184	$295,935	$1,085,505	$960,214
Change in gross unearned premiums	27,499	8,021	(98,984)	(87,667)
Gross premiums earned	344,683	303,956	986,521	872,547
Ceded premiums earned	(151,763)	(132,626)	(422,475)	(365,011)
Net premiums earned	192,920	171,330	564,046	507,536
Net investment income	7,803	6,888	22,668	19,665
Net realized investment gains (losses)	18	(447)	186	(674)
Net unrealized gains on equity securities	2,609	6,109	15,519	5,046
Other revenue	4,248	3,772	12,276	11,280
Total revenue	207,598	187,652	614,695	542,853
EXPENSES:
Losses and loss adjustment expenses	148,125	120,552	368,924	286,393
Policy acquisition costs	61,849	54,200	178,717	153,716
Operating expenses	12,167	10,976	33,577	28,976
General and administrative expenses	19,105	15,358	53,488	51,326
Interest expense	2,443	2,455	7,379	7,371
Total expenses	243,689	203,541	642,085	527,782
Income (loss) before other income	(36,091)	(15,889)	(27,390)	15,071
Other income	17	19	44	106
Income (loss) before income taxes	(36,074)	(15,870)	(27,346)	15,177
Provision (benefit) for income taxes	(7,859)	(4,163)	(5,912)	3,815
Net income (loss)	$(28,215)	$(11,707)	$(21,434)	$11,362
Less: Net income attributable to noncontrolling interests	65	1	280	1
Net income (loss) attributable to UIHC	$(28,280)	$(11,708)	$(21,714)	$11,361
Earnings available to UIHC common stockholders per diluted share	$(0.66)	$(0.27)	$(0.51)	$0.27
Book value per share			$11.93	$12.33
Return on equity based on GAAP net income (loss)			(5.5)%	4.2%
Loss ratio, net (1)	76.8%	70.4%	65.4%	56.4%
Expense ratio (2)	48.3%	47.0%	47.1%	46.1%
Combined ratio (3)	125.1%	117.4%	112.5%	102.5%
Effect of current year catastrophe losses on combined ratio	26.0%	20.2%	13.8%	11.5%
Effect of prior year development on combined ratio	6.3%	(1.6)%	5.9%	(0.8)%
Underlying combined ratio (4)	92.8%	98.8%	92.8%	91.8%
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

UNITED INSURANCE HOLDINGS CORP.

Definitions of Non-GAAP Measures

We believe that investors' understanding of our performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2019, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2018; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2019 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2019 COMPARED TO DECEMBER 31, 2018

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

Our cash, cash equivalents and investment portfolio totaled $1,381,277,000 at September 30, 2019, compared to $1,135,956,000 at December 31, 2018.

UNITED INSURANCE HOLDINGS CORP.

The following table summarizes our investments, by type:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$115,413	8.4%	$98,975	8.7%
Foreign government	4,072	0.3%	3,982	0.4%
States, municipalities and political subdivisions	137,447	10.0%	144,468	12.7%
Public utilities	30,128	2.2%	23,890	2.1%
Corporate securities	296,493	21.3%	301,988	26.6%
Mortgage-backed securities	275,254	19.9%	223,854	19.7%
Asset-backed securities	60,287	4.4%	64,037	5.6%
Redeemable preferred stocks	2,118	0.2%	1,151	0.1%
Total fixed maturities	921,212	66.7%	862,345	75.9%
Mutual funds	60,137	4.4%	50,016	4.4%
Public utilities	2,917	0.2%	1,759	0.2%
Other common stocks	39,774	2.9%	27,198	2.4%
Non-redeemable preferred stocks	1,801	0.1%	2,005	0.2%
Total equity securities	104,629	7.6%	80,978	7.2%
Other investments	10,024	0.7%	8,513	0.7%
Total investments	1,035,865	75.0%	951,836	83.8%
Cash and cash equivalents	270,563	19.6%	112,679	9.9%
Restricted cash	74,849	5.4%	71,441	6.3%
Total cash, cash equivalents, restricted cash and investments	$1,381,277	100.0%	$1,135,956	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at September 30, 2019 and December 31, 2018 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At September 30, 2019, approximately 86.0% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 14.0% were corporate bonds rated “BBB” or "BB".

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

During the second quarter of 2019, we placed our reinsurance program for the 2019 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $3,200,000,000. The contracts reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms and tornadoes. The agreements became effective as of June 1, 2019, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund.

UNITED INSURANCE HOLDINGS CORP.

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

Excluding our business for which we cede 100% of the risk of loss, reinsurance costs in the third quarter of 2019 were 42.3% of our gross premiums earned, compared to 42.0% of gross premiums earned for the third quarter of 2018. The increase in this ratio was driven by the changes to our quota share agreement as described above.

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Quota Share	$(45,352)	$(24,852)	$(136,254)	$(72,824)
Excess-of-loss	(4,611)	$(28,450)	(411,413)	(392,541)
Equipment & identity theft	(2,714)	(2,375)	(7,700)	(7,126)
Flood	(6,489)	(5,897)	(16,773)	(15,136)
Ceded premiums written	$(59,166)	$(61,574)	$(572,140)	$(487,627)
Change in ceded unearned premiums	(92,597)	(71,052)	149,665	122,616
Ceded premiums earned	$(151,763)	$(132,626)	$(422,475)	$(365,011)

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2019			2018
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events		Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	3	$31,295	16.2%	3		$25,019	14.6%
All other catastrophe loss events	2	18,873	9.8%	6		9,574	5.6%
Total	5	50,168	26.0%	9		$34,593	20.2%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	3	$31,295	5.6%	4		$26,233	5.2%
All other catastrophe loss events	26	46,332	8.2%	22	22,000	32,017	6.3%
Total	29	77,627	13.8%	26		$58,250	11.5%
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

Unpaid losses and LAE totaled $824,147,000 and $661,203,000 as of September 30, 2019 and December 31, 2018, respectively. The balance increased from year end as a result of increased reserves for both weather-related and non weather-related activity during the first nine months of 2019 compared to the same period in 2018.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

Net loss attributable to UIHC for the three months ended September 30, 2019 increased $16,572,000, or 141.5%, to a net loss of $28,280,000 for the third quarter of 2019 from $11,708,000 for the same period in 2018. The increase in net loss was primarily due to an increase in losses and LAE expense during the third quarter of 2019 compared to the third quarter of 2018.

Revenue

Our gross written premiums increased $21,249,000, or 7.2%, to $317,184,000 for the third quarter ended September 30, 2019 from $295,935,000 for the same period in 2018, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2019	2018	Change
Direct Written and Assumed Premium by Region (1)
Florida	$157,278	$141,524	$15,754
Gulf	62,970	58,632	4,338
Northeast	55,665	50,695	4,970
Southeast	32,047	27,854	4,193
Total direct written premium by region	307,960	278,705	29,255
Assumed premium (2)	9,224	17,230	(8,006)
Total gross written premium by region	$317,184	$295,935	$21,249

Gross Written Premium by Line of Business
Personal property	$259,187	$240,456	$18,731
Commercial property	57,997	55,479	2,518
Total gross written premium by line of business	$317,184	$295,935	$21,249
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2019 and 2018 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended September 30,
New and Renewal Policies by Region (1)	2019	2018	Change
Florida	65,589	63,616	1,973
Northeast	41,946	37,624	4,322
Gulf	38,303	35,549	2,754
Southeast	26,014	24,207	1,807
Total	171,852	160,996	10,856
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended September 30, 2019 increased $40,148,000, or 19.7%, to $243,689,000 from $203,541,000 for the same period in 2018. The increase in expenses was primarily due to a $27,573,000 increase in loss and LAE expenses, as well as a $7,649,000 increase in policy acquisitions costs in the third quarter of 2019 compared to the third quarter of 2018. The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2019	2018	Change
Net loss and LAE	$148,125	$120,552	$27,573
% of Gross earned premiums	43.0%	39.7%	3.3 pts
% of Net earned premiums	76.8%	70.4%	6.4 pts
Less:
Current year catastrophe losses	$50,168	$34,593	$15,575
Prior year reserve (favorable) development	12,249	(2,656)	14,905
Underlying loss and LAE (1)	$85,708	$88,615	$(2,907)
% of Gross earned premiums	24.9%	29.2%	(4.3) pts
% of Net earned premiums	44.4%	51.7%	(7.3) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended September 30,
	2019	2018	Change
Policy acquisition costs	$61,849	$54,200	$7,649
Operating and underwriting	12,167	10,976	1,191
General and administrative	19,105	15,358	3,747
Total Operating Expenses	$93,121	$80,534	$12,587
% of Gross earned premiums	27.0%	26.5%	0.5 pts
% of Net earned premiums	48.3%	47.0%	1.3 pts

Loss and LAE increased $27,573,000, or 22.8%, to $148,125,000 for the third quarter of 2019 from $120,552,000 for the third quarter of 2018. Loss and LAE expense as a percentage of net earned premiums increased 6.4 points to 76.8% for the third quarter of 2019, compared to 70.4% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2019 was 24.9%, a decrease of 4.3 points from 29.2% during the third quarter of 2018.

Policy acquisition costs increased $7,649,000, or 14.0%, to $61,849,000 for the third quarter of 2019 from $54,200,000 for the third quarter of 2018. The primary driver of the increase in costs was a $8,680,000 increase in agent commissions. This increase was consistent with our increase in premium and higher average market commission rates outside of Florida.

Operating and underwriting expenses increased $1,191,000, or 10.9%, to $12,167,000 for the third quarter of 2019 from $10,976,000 for the third quarter of 2018, primarily due to increased investments in technology of approximately $2,601,000. This was partially offset by a decrease in agent related costs of $564,000, as well as a decrease in assessments of $548,000.

General and administrative expenses increased $3,747,000, or 24.0%, to $19,105,000 for the third quarter of 2019 from $15,358,000 for the third quarter of 2018, primarily due to a $2,786,000 increase in salaries and related benefits as the number of personnel has increased and a $1,057,000 increase in amortization related to our capitalized software.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

Net earnings attributable to UIHC for the nine months ended September 30, 2019 decreased $33,075,000, or 291.1%, to a net loss of $21,714,000 for 2019 from net income of $11,361,000 for the same period in 2018. Net loss was primarily due to an increase in loss and LAE expenses, partially offset by an increase in net premiums earned for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenue

Our gross written premiums increased $125,291,000, or 13.0%, to $1,085,505,000 for the nine months ended September 30, 2019 from $960,214,000 for the same period in 2018, primarily reflecting organic growth in new and renewal business generated in all regions. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2019	2018	Change
Direct Written and Assumed Premium by Region (1)
Florida	$576,028	$504,362	$71,666
Gulf	174,070	162,451	11,619
Northeast	153,234	132,932	20,302
Southeast	89,059	79,174	9,885
Total direct written premium by region	992,391	878,919	113,472
Assumed premium (2)	93,114	81,295	11,819
Total gross written premium by region	$1,085,505	$960,214	$125,291

Gross Written Premium by Line of Business
Personal property	$755,974	$682,991	$72,983
Commercial property	329,531	277,223	52,308
Total gross written premium by line of business	$1,085,505	$960,214	$125,291
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2019 and 2018 is primarily commercial property business assumed from unaffiliated insurers.

	Nine Months Ended September 30,
New and Renewal Policies By Region (1)	2019	2018	Change
Florida	209,580	191,668	17,912
Northeast	117,485	100,959	16,526
Gulf	106,762	102,429	4,333
Southeast	72,880	69,037	3,843
Total	506,707	464,093	42,614
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the nine months ended September 30, 2019 increased $114,303,000, or 21.7%, to $642,085,000 from $527,782,000 for the same period in 2018. The increase in expenses was primarily due to a $82,531,000 increase in loss and LAE, as well as a $25,001,000 increase in policy acquisition costs. The calculations of our loss ratios and underlying loss ratios are shown below.

	Nine Months Ended September 30,
	2019	2018	Change
Net loss and LAE	$368,924	$286,393	$82,531
% of Gross earned premiums	37.4%	32.8%	4.6 pts
% of Net earned premiums	65.4%	56.4%	9.0 pts
Less:
Current year catastrophe losses	$77,627	$58,250	$19,377
Prior year reserve (favorable) development	33,216	(4,207)	37,423
Underlying loss and LAE (1)	$258,081	$232,350	$25,731
% of Gross earned premiums	26.2%	26.6%	(0.4) pts
% of Net earned premiums	45.8%	45.8%	0.0 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Nine Months Ended September 30,
	2019	2018	Change
Policy acquisition costs	$178,717	$153,716	$25,001
Operating and underwriting	33,577	28,976	4,601
General and administrative	53,488	51,326	2,162
Total operating expenses	$265,782	$234,018	$31,764
% of Gross earned premiums	26.9%	26.8%	0.1 pts
% of Net earned premiums	47.1%	46.1%	1.0 pts

Loss and LAE increased $82,531,000, or 28.8%, to $368,924,000 for the nine months ended September 30, 2019 from $286,393,000 for the same period in 2018. Loss and LAE expense as a percentage of net earned premiums increased 9.0 points to 65.4% for the nine months ended September 30, 2019, compared to 56.4% for the same period in 2018. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2019 was 26.2%, a decrease of 0.4 points from 26.6% during the nine months ended September 30, 2018.

Policy acquisition costs increased $25,001,000, or 16.3%, to $178,717,000 for the nine months ended September 30, 2019 from $153,716,000 for the same period in 2018. The primary drivers of the increase in costs were the managing general agent fees related to commercial premiums, which increased by approximately $10,857,000, and an increase in our assumed ceding commission of $8,992,000.

Operating expenses increased $4,601,000, or 15.9%, to $33,577,000 for the nine months ended September 30, 2019 from $28,976,000 for the same period in 2018, primarily due to increased investments in technology of approximately $3,394,000 as well as increased printing and postage costs of $730,000.

General and administrative expenses increased $2,162,000, or 4.2%, to $53,488,000 for the nine months ended September 30, 2019 from $51,326,000 for the same period in 2018, primarily due to a decrease of approximately $7,203,000 in amortization expense, offset by a $8,422,000 increase in salaries and related benefits as the number of personnel has increased and a $1,211,000 increase in cost of professional service fees.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 11 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

During the three-month period ended September 30, 2019, we made a $12,000,000 capital contribution to our insurance subsidiary FSIC and received a dividend of $13,579,000 from our insurance subsidiary ACIC. During the nine-month period ended September 30, 2019, we made capital contributions of $4,000,000 and $13,000,000 to our insurance subsidiaries UPC and FSIC, respectively. In addition, we refunded a dividend of $1,764,000 to our insurance subsidiary IIC, which was originally paid to UIHC in December 2018.

During the three and nine-month periods ended September 30, 2018, we contributed $40,000,000 to fund a new subsidiary, JIC. JIC is owned 66.7% by the Company, and 33.3% by RJ Kiln & Co. (No. 3 Limited), which contributed an additional $20,000,000 in initial funding for total funding of $60,000,000. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

Cash Flows for the nine months ended September 30, 2019 and 2018 (in millions)

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

During the nine months ended September 30, 2019, operating assets and liabilities continued to be impacted by developing loss payments on catastrophe events from 2018 and 2017 named storms, including Hurricanes Irma, Florence and Michael. Additionally, unpaid losses increased during the nine months ended September 30, 2019 due to Hurricane Dorian and Tropical Storm Imelda, which both made landfall during the third quarter of 2019 and were fully retained, as well as from several other weather-related events taking place during the nine months ended September 30, 2019.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the nine months ended September 30, 2019, we had a decrease of $44,869,000 in cash used in investing activities as the result of a decrease of $58,631,000 in net purchases of investments in 2019 compared to net purchases of investments made during the nine months ended September 30, 2018.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the nine months ended September 30, 2019, cash used in financing activities decreased by $19,949,000 as the result of a $20,000,000 capital contribution by a subsidiary of Tokio Marine to JIC, the Company's subsidiary, during the formation of such subsidiary in 2018, which did not recur in 2019.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2019, we did not have any off-balance-sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018. We had no material changes in our market risk during the nine months ended September 30, 2019.

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

Remediation Plans

Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness previously identified in the 2018 Form 10-K. Management will work to ensure that all designed monitoring activities are executed appropriately in 2019. Management believes that such activities will allow the Company to select, develop, and perform ongoing and or separate evaluations to ascertain whether our components of internal control are present and functioning. Because the reliability of the internal control process requires repeatable execution, the material weakness cannot be considered fully remediated until all remedial processes and procedures have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until the material weakness is remediated, we will not be able to assert that our internal controls are effective.

Changes in Internal Control over Financial Reporting

UNITED INSURANCE HOLDINGS CORP.

Except for the material weakness remediation efforts identified above, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2019.

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

At September 30, 2019, we were not involved in any material non-claims-related legal actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

3.1	Amendment to Bylaws, effective November 5, 2019.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

November 5, 2019	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

November 5, 2019	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)