Form 10-K
period 2019-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2020-03-12
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________

FORM 10-K
___________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of shares of the registrant’s common stock held by non–affiliates of the registrant was approximately $291,281,804 as of June 28, 2019, calculated using the closing sales price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2020, 43,027,622 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

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

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K or in documents incorporated by reference contain or may contain “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, gross written premium, earnings per share, estimated unpaid losses on insurance policies, investment returns, and diversification and expectations about our liquidity, our ability to meet our investment objectives and our ability to manage and mitigate market risk with respect to our investments. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “plan,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our exposure to catastrophic events and severe weather conditions;

•	the regulatory, economic and weather conditions present in Florida, the state in which we are most concentrated;

•	our ability to cultivate and maintain agent relationships, particularly our relationship with AmRisc, LLC (AmRisc);

•	the possibility that actual claims incurred may exceed our loss reserves for claims;

•	assessments charged by various governmental agencies;

•	our ability to implement and maintain adequate internal controls over financial reporting;

•	our ability to maintain information technology and data security systems, and to outsource relationships;

•	our reliance on key vendor relationships, and the ability of our vendors to protect the personally identifiable information of our customers;

•	our ability to attract and retain the services of senior management;

•	risks and uncertainties relating to our acquisitions, including our ability to successfully integrate the acquired companies;

•	risks associated with joint ventures and investments in which we share ownership or management with third parties;

•	our ability to generate sufficient cash to service all of our indebtedness and comply with covenants related to our indebtedness;

•	our ability to increase or maintain our market share;

•	changes in the regulatory environment present in the states in which we operate;

•	the impact of new federal or state regulations that affect the property and casualty insurance market;

•	the cost, viability and availability of reinsurance;

•	our ability to collect from our reinsurers on our reinsurance claims;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	the possibility of the pricing and terms for our products to decline due to the historically cyclical nature of the property and casualty insurance and reinsurance industry;

•	the outcome of litigation pending against us, including the terms of any settlements;

•	downgrades in our financial strength ratings;

•	the impact of future transactions of substantial amounts of our common stock by us or our significant stockholders on our stock price;

•	our ability to pay dividends in the future;

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

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

United Insurance Holdings Corp. (referred to in this Form 10-K as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in the residential personal and commercial property and casualty insurance business in the United States. Our largest insurance subsidiary is United Property & Casualty Insurance Company (UPC), and we also write business through American Coastal Insurance Company (ACIC), Family Security Insurance Company, Inc. (FSIC), Interboro Insurance Company (IIC), and Journey Insurance Company (JIC). Our insurance subsidiaries provide personal residential and commercial property and casualty insurance products that protect our policyholders against losses due to damages to structures and their contents. Some of our insurance subsidiaries sell policies that protect against liability for accidents as well as property damage. Our non-insurance subsidiaries support our insurance and investment operations.

As of December 31, 2019, approximately 41.2 % of our policies in-force were written in Florida. We also write in Connecticut, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Texas. We are licensed to write, but have not commenced writing business, in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. A fundamental part of our strategy is to diversify our operations outside of Florida and to write in multiple states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

We manage our risk of catastrophic loss primarily through sophisticated underwriting procedures and pricing algorithms, powerful modeling software and exposure management tools, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather-related events. We believe our record of successful risk management and experience in writing business in catastrophe-exposed areas provides us with a competitive advantage as we grow our business in other states facing similar perceived threats.

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

Financial strength or stability ratings are important to insurance companies in establishing their competitive position and may impact an insurance company’s ability to write policies. We are rated by Demotech, AM Best, and Kroll Bond Rating Agency (Kroll). Demotech maintains a letter-scale financial stability rating system ranging from A’’ (A double prime) to L (licensed by insurance regulatory authorities). AM Best maintains a letter-scale financial strength rating system ranging from A++ (Superior) to S (suspended). Kroll maintains a letter-scale financial strength rating system for insurance companies ranging from AAA (extremely strong operations and no risk) to R (operating under regulatory supervision). The financial strength or stability ratings of our insurance company subsidiaries as of December 31, 2019 are listed below. With these ratings, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.

Subsidiary	Demotech Rating	AM Best	Kroll Rating
UPC	A		A-
ACIC	A’		A-
FSIC	A		A-
IIC	A		A-
JIC		A-
UIHC			BBB-

UNITED INSURANCE HOLDINGS CORP.

As of December 31, 2019, we had 363 employees. We are not party to any collective bargaining agreements and we have not experienced any work stoppages or strikes as a result of labor disputes. We believe we have good working relationships with our employees.

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

Strategic Risk Management

UPC Insurance uses a strategic approach to manage inherent volatility through geographic and product diversification. In 2019, we continued to grow our premium base in our existing states. Our gross written premiums increased by 10% in 2019 compared to 2018. This is primarily a reflection of organic growth in new and renewal business generated in all regions. We will continue to evaluate opportunities to expand our product offerings into states where we can leverage existing distribution capabilities. Primary factors considered in the evaluation of a potential new state include weather-related catastrophe history, the legal climate, and the competitive state of the market. Refer to “Geographic Markets” below for further information on our geographic distribution.

Financial Risk Management

We take a financial approach to manage risk using robust reinsurance programs, low financial leverage and a conservative investment approach. UPC Insurance has several reinsurance programs in place including quota share, catastrophe excess-of-loss, and aggregate catastrophe. During 2019, our excess-of-loss reinsurance program covered all four of our wholly-owned insurance subsidiaries and JIC, gaining synergies in reinsurance costs and increasing our coverage limits for the June 1, 2019 to May 31, 2020 program year. Refer to Note 9 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our reinsurance program.

We also limit our financial leverage. In December 2017, the Company issued $150,000,000 of senior notes, the proceeds of which we have used to support our growth initiatives, such as forming JIC. We have a debt covenant in place which requires us to maintain a financial leverage of less than 30%, and we believe that this is a conservative limit to our leverage. As of December 31, 2019, our financial leverage was 24%. Refer to Note 11 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our debt offerings.

We follow a conservative investment approach using two outside investment management companies. Each manager has the authority and discretion to manage our investments, subject to the investment guidelines established by the Investment Committee of our Board of Directors and the direction of management. Our portfolio is primarily invested in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $1,011,723,000 at December 31, 2019, compared to $951,836,000 at December 31, 2018 with approximately 85.8% of our fixed maturities invested in U.S. Treasuries, or corporate bonds rated “A” or better. Refer to Note 3 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information on our investment policies.

Operational Risk Management

Finally, we use an operational approach to manage risk by in-sourcing key insurance functions and establishing strong external distribution partnerships. During 2019, we continued to focus on the development of our internal claims department function. In 2017, we created a robust “UPC University” training program for our incoming claims adjusters, focused on providing world class service to our policyholders. In addition, we have leveraged our investments in internally developed claims and policy administration systems and analytics to manage exposure growth and improve profitability.

In addition, we have taken two initiatives to monitor our risk management strategy related to loss activity. We have an eight-person actuarial department whose primary focus is to manage risk for our company. Also, at the end of 2017, we formed

UNITED INSURANCE HOLDINGS CORP.

a new entity, Skyway Reinsurance Services, LLC, to insource our reinsurance intermediary function as part of our risk management strategy.

We have also leveraged our current partnerships and added new strategic external partnerships to expand distribution and service capabilities in all states in which we operate. Refer to “Products and Distribution” below for further details on our external partnerships.

PRODUCTS AND DISTRIBUTION

Throughout the years ended 2017, 2018, and 2019, we maintained our diverse product mix through organic growth. This diversification was initially established through our merger with AmCo in 2017, resulting in a significant increase in our mix of commercial products.

Personal Residential Products

Policies we issue under our homeowners’ program provide structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners. Personal residential products are offered in all states in which we write business.

In 2019, personal residential property policies (by which we mean both standard homeowners’, dwelling fire, renters and condo owners’ policies) produced written premium of $952,227,000 and accounted for 69% of our total gross written premium. Approximately 56% of the personal residential gross written premium was written outside of Florida.

We have developed a unique and proprietary homeowners’ product. This product uses a granular approach to pricing for catastrophe perils. Our objective is to create specific geographic areas such that within each area or “catastrophe band” the

UNITED INSURANCE HOLDINGS CORP.

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

In 2019, commercial policies produced written premium of $406,914,000 and accounted for 29% of our total gross written premium.

Not-At-Risk Offerings

On our equipment breakdown, identity theft, and flood policies (excluding our new inland flood policies) we earn a commission while retaining no risk of loss, since all such risk is ceded to the federal government via the National Flood Insurance Program (flood risk) and other private companies (other risks). We offer flood policies in all states in which we write business. Flood policies produced written premium of $21,127,000 and accounted for 2% of our total gross written premium at December 31, 2019.

Other Offerings

In addition to our personal and commercial residential products, in December 2019, we began offering Inland Flood and Cyber Security insurance. These products did not comprise a material portion of our written business at December 31, 2019.

Underwriting

We price our products at levels that we project will generate an acceptable underwriting profit. We aim to be granular in our approach, so that our price can accurately reflect the risk and profitability of each potential customer. In our proprietary pricing algorithm, we consider insurance credit scores (where allowable) and historical attritional loss costs for the rating territory in which the customer resides, as well as projected reinsurance costs based on the specific geographic and structural characteristics of the home. In addition to the specific characteristics of the policy being priced, we also evaluate the reinsurance costs of each incremental policy on our portfolio as a whole. In this regard, we seek to optimize our portfolio by diversifying our geographic exposure in order to limit our probable maximum loss, total insured value and average annual loss. As part of this optimization process, we use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address.

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

Distribution Channels

As of December 31, 2019, we market and distribute our policies to consumers through approximately 11,500 independent agents representing over 6,400 agencies, with only one agency, Allstate, representing more than 10% of our revenue. UPC Insurance has focused on the independent agency distribution channel since its inception, and we believe independent agents and agencies build relationships in their communities that can lead to profitable business and policyholder satisfaction. We believe we have built significant credibility and loyalty with the independent agent communities in the states in which we operate through (i) our extensive training for full-service insurance agencies that distribute our products, (ii) periodic business

UNITED INSURANCE HOLDINGS CORP.

reviews using established benchmarks and goals for premium volume and profitability, and (iii) regular visits from the Company’s executives to strengthen the personal relationships with our agents and agencies. Also, each state is assigned a sales representative from UPC Insurance who lives in the community, recruits new agents and agencies, and provides direct support for existing agents and agencies.

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

GEOGRAPHIC MARKETS

The table below shows the geographic distribution of our policies in-force as of December 31, 2019, 2018 and 2017.

Policies In-Force By Region (1)	2019	2018	2017
Florida	258,487	239,725	217,763
Northeast	144,880	130,808	110,550
Gulf	132,480	126,285	124,649
Southeast	91,383	85,278	75,231
Total	627,230	582,096	528,193
(1) “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; “Gulf” is comprised of Hawaii, Louisiana and Texas; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

The table below shows the geographic distribution of our total insured value (TIV) of all polices in-force as of December 31, 2019, 2018 and 2017.

TIV By Region(1)	2019	2018	2017
Florida	$179,924,925	$160,406,387	$144,151,960
Northeast	96,776,972	85,296,121	70,480,702
Gulf	54,307,883	51,219,071	50,844,315
Southeast	41,450,816	37,913,396	33,607,596
Total	$372,460,596	$334,834,975	$299,084,573
(1) “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; “Gulf” is comprised of Hawaii, Louisiana and Texas; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

COMPETITION

Our target market for homeowners' insurance, our primary product offering, includes the 18 states in which we are currently licensed. The following table summarizes the homeowners' insurance market countrywide for the year ended December 31, 2019, the date for which the most current data is available (dollars in thousands):

Countrywide Property Insurance Market - 2019 Homeowners DWP *
2019 Rank	Company Name	Direct Written Premium	Market Share
1	State Farm Group	$18,698,346,990	18.0%
2	Allstate Insurance Group	8,723,237,606	8.4%
3	USAA Group	6,835,803,795	6.6%
4	Liberty Mutual Group	6,745,863,809	6.5%
5	Farmers Insurance Group	5,943,814,279	5.7%
6	Travelers Group	4,240,932,822	4.1%
7	American Family Insurance Group	4,057,498,959	3.9%
8	Nationwide Corp Group	3,244,683,077	3.1%
9	Chubb Ltd. Group	2,989,473,645	2.9%
10	Erie Insurance Group	1,746,390,202	1.7%
11	Auto Owners Group	1,705,821,568	1.6%
12	Progressive Group	1,646,585,214	1.6%
13	Universal Insurance Holding Group	1,215,487,315	1.2%
14	Metropolitan Group	1,112,254,566	1.1%
15	American International Group	1,104,034,356	1.1%
16	Hartford Fire & Casualty Group	951,880,299	0.9%
17	CSAA Insurance Group	946,899,577	0.9%
18	Amica Mutual Group	944,824,579	0.9%
19	United Insurance Holdings Group	861,088,601	0.8%
20	Auto Club Enterprises Insurance Group	850,085,080	0.8%
21	National Gen Group	829,999,348	0.8%
22	Heritage Insurance Holdings Group	802,544,383	0.8%
23	Country Insurance & Financial Services Group	734,628,439	0.7%
24	Automobile Club MI Group	704,659,407	0.7%
25	Assurant Inc Group	704,536,374	0.7%
	Total - Top 25 Insurers	$78,341,374,290	75.3%
	Total - All Insurers	$103,976,559,088	100.0%
* The information displayed in the table above is compiled and published by the National Association of Insurance Commissioners (NAIC) as of December 31, 2019 based on information filings submitted annually by all licensed insurance companies. The information above is presented on a consolidated or aggregated basis for each insurance company group. The amounts shown in the table above are also on a statutory basis and exclude non-Homeowners lines of business that are included in the Company’s total direct written premium for 2019.

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
•the payment of dividends,
•reinsurance,
•protection of personally identifiable information,
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

Three of our insurance subsidiaries, UPC, FSIC and ACIC, are members of an intercompany property and casualty reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s statutory capital and surplus rather than just on their own statutory capital and surplus. Under such arrangements, the participating companies share substantially all insurance business that is written and allocate the combined premiums, losses and expenses.

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

UNITED INSURANCE HOLDINGS CORP.

The level of required risk-based capital is calculated and reported annually.  The table below outlines each of our subsidiary’s RBC ratios, all of which were in excess of minimum requirements, as of December 31, 2019.

Subsidiary	RBC Ratio
UPC	378%
ACIC	337%
FSIC	433%
IIC	806%
JIC	3,671%

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

AmRisc, a managing general underwriter, handles the underwriting, claims processing and premium collection for AmCo’s and JIC’s commercial businesses and, in return, is reimbursed through monthly management fees.

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

UNITED INSURANCE HOLDINGS CORP.

Item 1A. Risk Factors

Many factors affect our business, financial condition and results of operations, some of which are beyond our control. If any of the following risks or uncertainties occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and investors could lose all or part of their investment in our securities. Additional risks and uncertainties we are unaware of, or we currently deem immaterial, may also become important factors that affect us. Before making an investment in our securities, investors should carefully consider the risk factors discussed below, together with the other information in this report, including the section entitled “Forward-looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other reports and materials filed by us with the SEC.

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

The incidence and severity of weather conditions are inherently unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. Florida, Louisiana, North Carolina, South Carolina and Texas, all states in which we write policies, have experienced significant hurricanes in recent years, which some weather analysts believe is consistent with a period of sustained greater hurricane activity. Climate change, to the extent that it may affect weather patterns, may cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide insurance to our policyholders in the future. We cannot predict how legal, regulatory and social responses to concerns around climate change may impact our business. Governmental entities may also respond to climate change by enacting laws and regulations that may increase our cost of providing insurance in the future, which could adversely affect demand.

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

Because we conduct a significant portion of our business in Florida, our financial results substantially depend on, and could be adversely affected by, the regulatory, legal, economic, political, demographic, competitive and weather conditions present in that state.

As of December 31, 2019, approximately 41% of our policies in-force were concentrated in Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will likely have a more significant impact on our revenues and profitability compared to such conditions in other jurisdictions in which we operate. Furthermore, changes in such conditions in Florida could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

In addition, due to Florida’s climate, we are subject to increased exposure to certain catastrophic events such as hurricanes, tropical storms and tornadoes, as well as an increased risk of losses. The occurrence of one or more catastrophic events or

UNITED INSURANCE HOLDINGS CORP.

other conditions affecting losses in Florida may cause a disproportionately adverse effect on our results of operations and financial condition.

Because we rely on insurance agents, the loss of these agent relationships, particularly our relationship with AmRisc, LLC (AmRisc), or our inability to attract and incentivize new agents could have an adverse impact on our business.

We market our policies to a broad range of prospective policyholders through approximately 11,500 independent agents representing over 6,400 agencies as of December 31, 2019. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents commonly represent other insurance companies, including our competitors, and we do not control their activities. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. Historically, we have used marketing relationships with national insurance companies and associations of independent insurance agents to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network and policies in force. Failure to grow or maintain our agency relationships, a failure to attract and incentivize new agents or the failure of agents to act as anticipated could adversely affect sales of our insurance products.

Additionally, ACIC and JIC have managing agency contracts (the MGA contracts) with AmRisc, pursuant to which AmRisc serves as ACIC’s and JIC’s managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida in accordance with ACIC’s and JIC’s underwriting guidelines. The contract between ACIC and AmRisc is exclusive, while the contract between JIC and AmRisc is not. Under the MGA contracts, AmRisc must produce a certain volume of business for ACIC. Therefore, failure of AmRisc to comply with the exclusivity requirement or produce the required volume of business could cause us to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find a replacement managing general agent (because of AmRisc’s failure to produce the required volume of business or otherwise) or otherwise increase the production of premiums, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Given the concentration of ACIC’s and JIC’s commercial business and operations with AmRisc, AmRisc may have substantial leverage in negotiations with ACIC and JIC regarding the MGA contracts, and amendments to the terms and conditions of the MGA contracts and other changes to the commercial relationship between AmRisc and ACIC on the one hand, and AmRisc and JIC, on the other hand, could have a material adverse effect on our business, financial condition and results of operations. Following the termination or expiration of the MGA contracts, ACIC’s and JIC’s ability to compete for and solicit renewals of business previously underwritten by AmRisc on their respective behalves may be limited by legal, commercial and other impediments, including AmRisc’s relationship with other insurance producers that control the business. Such impediments could have a material adverse effect on our financial condition and results of operations due to the concentration of ACIC’s and JIC’s business with AmRisc.

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

The process of estimating our loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends, legislative changes, emerging economic and social trends and varying judgments and viewpoints of the individuals involved in the estimation process, among others. In addition, application of statistical and actuarial methods in estimating our loss reserves may require the adjustment of overall reserves upward or downward from time to time. Future loss experience substantially in excess of our loss reserves could substantially harm our results of operations and financial condition.

Because of the inherent uncertainty in estimating loss reserves, including reserves for catastrophes, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed our existing loss reserves. If our reserves are inadequate, it may cause us to overstate our earnings for the periods during which our reserves for expected losses was insufficient.

UNITED INSURANCE HOLDINGS CORP.

Our financial results may vary from period to period based on the timing of our collection of government-levied assessments from our policyholders, which may have a material adverse effect on our results of operations.

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

We have identified and remediated material weaknesses in our internal control over financial reporting. Our failure to maintain adequate internal controls could have a material adverse effect on our business, financial condition, results of operations and stock price.

“Internal control over financial reporting” refers to those processes within a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to annually assess the effectiveness of our internal control over financial reporting. Management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 and 2017; however, these weaknesses were remediated as of December 31, 2019 as described in more detail in Part II, Item 9A of this report.

If we fail to maintain adequate internal controls, or if we have future material weaknesses in our internal controls, in each case in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Because effective internal controls are necessary for us to produce reliable financial reports, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, and the market price for our stock could decline if our internal controls do not remain effective or if future material weaknesses in our internal controls are identified.

If we experience difficulties with our information technology or data security systems and/or outsourcing relationships, our ability to conduct our business could be negatively impacted, which could adversely affect our financial condition or results of operations.

We use computer systems to store, retrieve, evaluate and utilize customer, employee and company data and information. Our business is highly dependent upon our information technology systems and upon our contractors’ and third-party administrators’ ability to perform necessary business functions in an efficient and uninterrupted fashion, such as the processing of policies and the adjusting of claims, which presents certain risks. A shutdown of or inability to access one or more of our facilities, power outages, a major failure of the Internet, a pandemic or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and often depend on these third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Despite our continued evaluation of potential attackers’ techniques and tactics and our efforts in monitoring, training, planning and prevention, our information technology systems are vulnerable to computer viruses, natural disasters, unauthorized access, cyber-attacks, system failures, human error and negligence and similar disruptions. There is no assurance that our security measures will provide fully effective protection from such disruptions. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A material breach in the security of our information technology systems and data could include the theft of our confidential or proprietary information, including trade secrets, and the personally identifiable information of our customers, claimants and employees. From time to time, we have experienced threats to our data and information technology systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. To the extent that any disruptions or security breaches result in a loss or damage to our data or inappropriate disclosure of proprietary or confidential information, or the personally identifiable information of our customers, claimants and employees, it could cause significant damage to our reputation, adversely affect our relationships with our customers, result in litigation or regulatory investigations, increased remediation costs and/or regulatory penalties, and ultimately harm our business. Third parties to whom we outsource certain functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition and results of operations.

UNITED INSURANCE HOLDINGS CORP.

In addition, we may transmit, receive and store personally identifiable, confidential and proprietary information by any number of standard data transmission methods or other electronic means. We may be unable to keep such information confidential, in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information. Furthermore, we are subject to compliance with laws and regulations enacted by U.S. federal and state governments, or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The compromise of personally identifiable, confidential or proprietary information could result in remediation costs, legal liability, regulatory action and reputational harm.

Additionally, in the absence of overarching federal law, individual states are adopting their own privacy and cybersecurity laws and regulations. For example, the New York State Department of Financial Services (NYDFS) adopted regulation providing minimum standards for an organization’s cybersecurity program and requiring additional certification confirming compliance. Though the NYDFS cybersecurity regulation helps to reduce the third-party risk, the evolving compliance and operational requirements of privacy and cybersecurity laws and regulations impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our results of operations.

Loss of key vendor relationships or failure of a vendor to protect personally identifiable information of our customers, claimants or employees could have an adverse effect on our business, results of operations or financial condition.

We rely on services and products provided by many third-party vendors. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and payroll and benefits vendors who process sensitive personally identifiable information. In the event that one or more of our vendors suffers a bankruptcy, renews its contractual arrangement on terms less favorable to us, fails to comply with legal or regulatory requirements or otherwise becomes unable to continue to provide products or services, or fails to protect personally identifiable information of our customers, claimants or employees, we may suffer operational impairments and financial losses. An interruption in or the cessation of service by any service provider as a result of system failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business. Moreover, in the event of a data breach involving any of our third-party vendors, our customers, claimants or employees’, personally identifiable information could also be put at risk. Any such data breach involving our third-party vendors could result in significant mitigation or legal expenses for us, which could materially and adversely affect our reputation, relationships with our customers, business, results of operations and financial condition.

Our success has been and will continue to be greatly influenced by our ability to attract and retain the services of senior management, the loss of any of whom could have an adverse effect on our business, financial condition or results of operations.

Our senior executive officers play an integral role in the development and management of our business given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees.  Due to the intense competition in our industry for senior executive officers with demonstrated ability, we cannot guarantee that any such officers will continue their employment with us. Additionally, we do not maintain any key person life insurance policies on any of our officers or employees. Losing any of our senior executive officers and/or not succeeding in attracting and retaining senior executive officers could have an adverse effect on our results of operations and financial condition.

Our acquisitions, mergers and other strategic transactions may not be as successful as we anticipate, and could be difficult to integrate, divert management resources, result in unanticipated costs or dilute our existing stockholders.

Part of our continuing business strategy is to evaluate opportunities to merge with and acquire companies that complement our business model or make other strategic transactions that facilitate or expedite the accomplishment of our business goals. We may be unable to identify suitable counterparties to such a transaction. Even if we enter into an agreement in respect of a merger with or acquisition of another business, or other strategic transaction, we may not be able to finalize a transaction after significant investment of time and resources due to, among other things, a lack of regulatory approval or imposition of a burdensome condition by the regulator.

In connection with an acquisition or merger or other strategic transaction, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current

UNITED INSURANCE HOLDINGS CORP.

stockholders’ percentage of ownership. As a result, there is a risk of transaction-related litigation. Such strategic transactions could pose numerous risks to our operations, including risks relating to:

•	incurring substantial unanticipated integration costs;

•	diverting significant management attention and financial resources from our other operations and disrupting our ongoing business during the assimilations of such acquired businesses;

•	losing key employees, particularly those of the acquired operations;

•	keeping existing customs and retaining the acquired business’ customers;

•	failing to realize the strategic benefits or the potential cost savings or other financial benefits of the acquisitions or mergers;

•
incurring unanticipated liabilities or claims from the acquired businesses and contractually-based time and monetary limitations on the seller’s obligation to indemnify us for such liabilities or claims; and

•	limitations on our ability to access additional capital when needed.

We are also subject to a certain level of risk regarding the actual condition of the businesses that we acquire. Until we actually assume operating control of such businesses and their assets and operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. As a result, we may not be able to complete acquisitions, mergers or other strategic transactions or integrate the operations, products or personnel gained through any such acquisition, merger or other strategic transaction without a material adverse effect on our business, financial condition and results of operations.

We face risks associated with joint ventures and investments in which we share ownership or management with third parties.

From time to time, we have and may continue to enter into joint ventures and invest in entities in which we share ownership or management with third parties, such as our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited to form JIC. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such joint ventures or entities. As a result, we may face certain operating, financial, legal, regulatory, compliance and other risks relating to these joint ventures and entities, including, but not limited to, risks related to the financial strength of joint venture partners and other investors; the willingness of joint venture partners and other investors to provide adequate funding for the joint venture or entity; differing goals, strategies, priorities or objectives between us and joint venture partners or other investors; our inability to unilaterally implement actions, policies or procedures with respect to the joint venture or entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, entity, joint venture partners or other investors; and the risk that we will be unable to resolve disputes with joint venture partners or other investors. As a result, joint ventures and investments in which we share ownership or management subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows.

Our Senior Notes place certain restrictions on our operations and our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our liquidity, financial condition and results of operations.

Our 6.25% Senior Notes due 2027 (Senior Notes) place certain restrictions on the Company’s financial operations. Because we are a holding company, our assets consist primarily of the securities of our subsidiaries. The negative pledge provisions in the Senior Notes limit our ability to pledge securities of our subsidiaries and restrict dispositions of the capital stock of our subsidiaries. Our Senior Notes require us to maintain certain financial ratios and to comply with various operational and other covenants, including limitations on our ability to incur any indebtedness unless certain conditions are met. Our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default and an acceleration of the maturity of the Senior Notes. We cannot assure you that our assets or cash flow would be sufficient to fully repay the Senior Notes if accelerated, or that we would be able to restructure the payments on the Senior Notes. This could have a material adverse impact on our liquidity, financial condition and results of operations.

RISKS RELATED TO THE INSURANCE INDUSTRY

Because we are operating in a highly competitive market, we may lack the resources to increase or maintain our market share, which could adversely impact our business and results of operations.

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. The principal competitive factors in our industry are price, service, coverage options, underwriting

UNITED INSURANCE HOLDINGS CORP.

guidelines, commission structure and financial condition. We compete with other property and casualty insurers that underwrite property and casualty insurance in the same geographic areas in which we operate and some of those insurers have greater financial resources and have a longer operating history than we do. In addition, our competitors may offer products for alternative forms of risk protection that we presently do not offer or are not similarly regulated in the admitted market, which could adversely affect the sales of our products. Customers may turn to our competitors as a result of our failure to deliver on customer expectations, service flaws, technology issues, gaps in operational support or other issues affecting customer experience. We also compete with new companies that continue to enter the insurance market. Competition could limit our ability to retain existing business or to write new business at adequate rates, and such limitation may cause a material adverse effect on our results of operations and financial position.

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

We strive to maintain all required licenses and approvals. However, we may not fully comply with the wide variety of applicable laws and regulations. The relevant authority’s interpretation of the laws and regulations also may change from time to time. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals or do not comply with applicable regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. In addition, we

UNITED INSURANCE HOLDINGS CORP.

may face individual and class action lawsuits by insured and other parties for alleged violations of certain of these laws or regulations.

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

UNITED INSURANCE HOLDINGS CORP.

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

We use reinsurance as a tool to manage risks associated with our business. However, we remain primarily liable as the direct insurer on all risks for which we obtain reinsurance. Our reinsurance agreements do not eliminate our obligation to pay claims to insureds. As a result, we are subject to counterparty risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: (i) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or (ii) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations. Collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer’s insolvency, inability to make payments, or dispute of its obligations under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our efforts to manage these risks through underwriting guidelines, collateral requirements, financial strength ratings and other oversight mechanisms may not be successful. As a result, our exposure to counterparty risk under our reinsurance agreements may have a material adverse effect on our results of operations, financial condition and cash flow.

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

We may decide to invest an additional portion of our assets in equity securities, private equity limited partnership interests or other investments, which are generally subject to greater volatility than fixed maturity investments. Moreover, our private equity limited partnership interests are subject to transfer restrictions and may be illiquid. General economic conditions, stock market conditions, geopolitical events and many other factors beyond our control can adversely affect the fair value of our equity securities or other investments, and could adversely affect our realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments or we may incur losses on sales of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

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

UNITED INSURANCE HOLDINGS CORP.

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

Historically, the financial performance of the property and casualty insurance and reinsurance industry has been cyclical, characterized by periods of severe price competition and excess underwriting capacity, or “soft” markets, followed by periods of high premium rates and shortages of underwriting capacity, or “hard” markets. We cannot predict with certainty when such a period may occur or how long any given hard or soft market will last. Downturns in the property and casualty market may cause a material adverse effect on our results of operations and our financial condition.

Losses from legal actions may materially affect our operating results, cash flows and financial condition.

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

We may be named a defendant in a number of legal actions relating to those emerging claim and coverage issues. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may result in increased costs associated with litigation, render our loss reserves inadequate and may be material to our operating results and cash flows for a particular quarter or annual period and to our financial condition.  In addition, claims and coverage issues may not become apparent to us for some time after our issuance of the affected insurance policies. As a result, we may not know the full extent of liability under insurance policies we issue for many years after the policies are issued.

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

UNITED INSURANCE HOLDINGS CORP.

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

As of December 31, 2019, we had registered up to $100,000,000 of our securities (including our common stock) for sale from time to time in one or more offerings.  Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Additionally, we issued shares representing approximately 49% of the issued and outstanding common stock of the Company as consideration in the merger with AmCo, resulting in substantial dilution to our then-existing stockholders. Future share issuances in connection with merger transactions or other acquisitions could result in substantial additional dilution to our stockholders.

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

The Company is a holding company with no significant operations. The principal assets are the stock of its subsidiaries and the holding company’s directly held investment portfolio. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 14 of our Consolidated Financial Statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to stockholders and service our debt in the timeframe expected.

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

UNITED INSURANCE HOLDINGS CORP.

The substantial ownership of our common stock by R. Daniel Peed and his affiliates allows him to exert significant control over us, and the Company and R. Daniel Peed are subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities.

R. Daniel Peed beneficially owned approximately 32% of our issued and outstanding common stock at December 31, 2019. Mr. Peed also has a proxy from another member of RDX Holding, LLC, the former parent company of AmCo, who beneficially owns approximately 8% of our issued and outstanding common stock. As a result, Mr. Peed is able to exert substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other stockholders may disagree. Mr. Peed has the ability to exert significant influence over the following:

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

As noted above, Mr. Peed beneficially owned approximately 32% of our issued and outstanding common stock as of December 31, 2019. The Company has granted Mr. Peed and his affiliates customary demand and piggyback registration rights pursuant to which, subject to certain limitations, all of such shares eligible to be registered under the Securities Act of 1933, as amended (the Securities Act), and may be offered and sold to the public from time to time after the effectiveness of the related registration statement. Such shares may also be resold into the public markets in accordance with an exemption from registration under the Securities Act, including Rule 144, subject to the volume limitations, manner of sale requirements and notice requirements thereof. Sales of our common stock by Mr. Peed and his affiliates could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our other stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by Mr. Peed and his affiliates could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

UNITED INSURANCE HOLDINGS CORP.

Further, our Board of Directors has the ability to designate the terms of and issue one or more series of preferred stock, which may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We use all of our owned and leased properties for office space. We own three buildings located in St. Petersburg, Florida. Our principal executive office contains approximately 40,000 square feet of commercial office space and associated property. We have two secondary locations of approximately 7,800 square feet and 8,000 square feet of commercial office space. All three buildings are used as our principal executive offices.

We lease in total approximately 22,700 square feet of office space located in Florida, New York, Hawaii, and Minnesota. These leases are generally short-term to medium-term leases of commercial office space.

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

At December 31, 2019, we were not involved in any material non-claims-related legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (Nasdaq) under the symbol “UIHC”.

HOLDERS OF COMMON EQUITY

As of March 2, 2020, we had 2,825 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

DIVIDENDS

During 2019, we paid a regular quarterly dividend of $0.06 per share of our common stock. While we expect to continue to pay a regular quarterly dividend of $0.06 per share in 2020, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

During August 2019. we received a dividend of $13,579,000 from our insurance subsidiary ACIC. During November 2018, ACIC and IIC paid dividends to the Company of $50,000,000 and $1,764,000, respectively. Additionally, we returned the $1,764,000 dividend to IIC in 2019, which was originally paid in 2018.

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

Except as provided above, Florida-domiciled insurers may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2019, we were in compliance with these requirements.

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

In performing the net income test, property and casualty insurers may carry-forward income from the previous two calendar years that has not already been paid out as dividends. This carry-forward is computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and third immediately preceding calendar years. As of December 31, 2019, we were in compliance with these requirements.

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

UNITED INSURANCE HOLDINGS CORP.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total stockholder return on our common stock from December 31, 2014 through December 31, 2019 as compared to the cumulative total return of the Russell 2000 Index and the Nasdaq Insurance Index. The cumulative total stockholder return is a concept used to compare the performance of a company’s stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on each December 31 from 2014 through 2019 of a $100 investment made on December 31, 2014 with all dividends reinvested.

	2014	2015	2016	2017	2018	2019
United Insurance Holdings Corp.	$100.00	$78.82	$70.84	$81.84	$79.99	$61.84
Russell 2000 Index	100.00	94.29	112.65	127.46	111.94	138.50
Nasdaq Insurance Index	100.00	106.45	123.10	127.02	116.21	147.24

The foregoing performance graph and data shall not be deemed “filed” as part of this Form 10-K for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such filing.

RECENT SALES OF UNREGISTERED SECURITIES

During 2019, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2019, we did not repurchase any of our equity securities.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 - “Financial Statements and Supplementary Data” of this Form 10-K. The consolidated statements of income data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data at December 31, 2019 and 2018 are derived from our audited financial statements appearing in Item 8 of this Form 10-K. The consolidated statements of income data for the years ended December 31, 2016 and 2015 and the balance sheet data at December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results shown below are not necessarily indicative of the results to be expected in any future period.

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Revenue:
Gross premiums written	$1,380,268	$1,252,401	$1,040,848	$708,156	$569,736
Gross premiums earned	1,333,526	1,180,961	986,023	666,829	504,215
Net premiums earned	$752,400	$689,276	$585,490	$456,931	$335,958
Net investment gain	56,134	19,556	17,879	11,226	10,039
Other revenue	16,582	15,110	51,051	18,960	11,572
Total revenue	$825,116	$723,942	$654,420	$487,117	$357,569
Expenses:
Loss and loss adjustment expenses	499,493	408,589	365,535	298,353	183,108
Other operating expenses	348,567	309,842	284,881	181,138	132,569
Interest expense	9,781	9,866	3,247	723	326
Total expenses	$857,841	$728,297	$653,663	$480,214	$316,003
Income (loss) before income taxes	(32,606)	(4,239)	910	7,003	41,860
Provision (benefit) for income taxes	(3,121)	(4,633)	(9,235)	1,305	14,502
Net income (loss)	$(29,485)	$394	$10,145	$5,698	$27,358
Less: Net income attributable to noncontrolling interests (NCI)	387	104	—	—	—
Net Income (loss) attributable to UIHC	$(29,872)	$290	$10,145	$5,698	$27,358
Earnings per share
Basic	$(0.70)	$0.01	$0.27	$0.27	$1.29
Diluted	$(0.70)	$0.01	$0.27	$0.26	$1.28
Cash dividends declared per share	$0.24	$0.24	$0.24	$0.23	$0.20

Other Data:
Return on equity(1)	(5.6)%	0.1%	2.2%	2.4%	12.4%

Ceded ratio(2)	43.6%	41.6%	40.6%	31.5%	33.4%

Ratios to net premiums earned:
Loss and loss adjustment expenses	66.4%	59.3%	62.4%	65.3%	54.5%
Expenses	46.3%	45.0%	48.7%	39.6%	39.5%
Combined Ratio	112.7%	104.3%	111.1%	104.9%	94.0%
Effect of current year catastrophe losses on combined ratio	12.9%	14.5%	19.8%	12.2%	8.5%
Effect of prior year unfavorable (favorable) development on combined ratio	4.4%	0.6%	(0.4)%	3.7%	(0.7)%
Effect of ceding commission income on combined ratio	—%	—%	6.3%	1.5%	—%
Underlying Combined Ratio(3)	95.4%	89.2%	85.4%	87.5%	86.2%
(1) Calculated by dividing the net income attributable to UIHC for the period by the average stockholders’ equity attributable to UIHC.

UNITED INSURANCE HOLDINGS CORP.

(2) Calculated as ceded premiums earned divided by gross premiums earned. Management uses this operating metric to analyze our ceding loss trends.
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

	As of and for the Years Ended December 31,(1)
	2019	2018	2017	2016	2015
Selected Balance Sheet Data:
Cash and invested assets	$1,298,780	$1,135,956	$1,130,806	$679,335	$537,500
Ceded unearned premiums	270,034	217,885	201,904	132,564	79,399
Total Assets	2,467,218	2,321,428	2,059,921	999,686	740,021

Unpaid loss and loss adjustment expenses	$760,357	$661,203	$482,232	$140,855	$76,792
Unearned premiums	674,055	627,313	555,873	372,223	304,653
Reinsurance payable	166,131	175,272	149,117	99,891	64,542
Operating lease liability	324	—	—	—	—
Notes payable	158,932	160,118	161,364	54,175	12,353
Total Liabilities	1,943,353	1,781,059	1,522,796	758,359	500,810
Total stockholders’ equity attributable to UIHC stockholders	503,138	520,230	537,125	241,327	239,211
Noncontrolling Interest	20,727	20,139	—	—	—
Total Stockholders’ Equity	$523,865	$540,369	$537,125	$241,327	$239,211

Book value per share	$11.69	$12.10	$12.56	$11.15	$11.11
Statutory Surplus	$415,948	$437,449	$389,384	$212,298	$150,860
(1) Comparability of periods impacted by the acquisition of AmCo, IIC and FSH in 2017, 2016 and 2015, respectively.

UNITED INSURANCE HOLDINGS CORP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. The following discussion provides an analysis of our results of operations and financial condition for 2019 as compared to 2018. Discussion regarding our results of operations and financial condition for 2018 as compared to 2017 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See “Forward-Looking Statements.”

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln), which formed JIC in August 2018. As a result of these transactions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 7.8% from 582,096 policies in-force at December 31, 2018 to 627,230 policies in-force at December 31, 2019.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expenses (LAE). During the third quarter of 2017, Hurricane Harvey made landfall in Texas and Hurricane Irma made landfall in Florida. In 2017, we retained $83,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable as a result of these hurricanes. During the years ended December 31, 2019 and 2018, we increased our loss and LAE reserves as a result of development trends from Hurricane Irma that indicated our ultimate gross loss estimate should be increased. During the third and fourth quarters of 2018, Hurricane Florence made landfall in North Carolina and Hurricane Michael made landfall in Florida. We retained $50,000,000 of pre-tax catastrophe losses, net of reinsurance recoverable, as a result of these storms. During the third quarter of 2019, Hurricane Dorian caused damage up the eastern coast of the United States, eventually making landfall in North Carolina. Additionally, we experienced losses from four other named storms in the third and fourth quarters of 2019. We retained $32,170,000 of pre-tax catastrophe losses, net of reinsurance recoverable, as a result of these storms.

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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Year Ended December 31,
	2019	2018	2017
REVENUE:
Gross premiums written	$1,380,268	$1,252,401	$1,040,848
Change in gross unearned premiums	(46,742)	(71,440)	(54,825)
Gross premiums earned	1,333,526	1,180,961	986,023
Ceded premiums earned	(581,126)	(491,685)	(400,533)
Net premiums earned	752,400	689,276	585,490
Net investment income	30,145	27,201	17,812
Net realized gains	1,228	1,655	67
Net unrealized gains (losses) on equity securities	24,761	(9,300)	—
Other revenue	16,582	15,110	51,051
Total revenues	825,116	723,942	654,420
EXPENSES:
Losses and loss adjustment expenses	499,493	408,589	365,535
Policy acquisition costs	238,268	203,140	175,444
Operating expenses	44,310	40,590	27,675
General and administrative expenses	65,989	66,112	81,762
Interest expense	9,781	9,866	3,247
Total expenses	857,841	728,297	653,663
Income (loss) before other income	(32,725)	(4,355)	757
Other income	119	116	153
Income (loss) before income taxes	(32,606)	(4,239)	910
Benefit for income taxes	(3,121)	(4,633)	(9,235)
Net income (loss)	$(29,485)	$394	$10,145
Less: Net income attributable to noncontrolling interests	387	104	—
Net income (loss) attributable to UIHC	$(29,872)	$290	$10,145
Net income (loss) per diluted share	$(0.70)	$0.01	$0.27
Book value per share	$11.69	$12.10	$12.56
Return on equity based on GAAP net income	(5.6)%	0.1%	2.2%
Loss ratio, net (1)	66.4%	59.3%	62.4%
Expense ratio (2)	46.3%	45.0%	48.7%
Combined ratio (3)	112.7%	104.3%	111.1%
Effect of current year catastrophe losses on combined ratio	12.9%	14.5%	19.8%
Effect of prior year development on combined ratio	4.4%	0.6%	(0.4)%
Effect of ceding commission income on combined ratio (4)	—%	—%	6.3%
Underlying combined ratio(5)(6)	95.4%	89.2%	85.4%
(1) Loss ratio, net is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(2) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. Management uses this operating metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss expenses.
(3) Combined ratio is the sum of the loss ratio, net and expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.
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

Operating expenses excluding the effects of ceding commission income earned (underlying expense) is a non-GAAP measure which is computed by subtracting ceding commission income earned related to our quota share reinsurance agreement. Ceding commission income compensates the Company for expenses it incurs in generating the premium ceded under our quota share reinsurance agreement. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is operating expenses. The underlying expense measure should not be considered a substitute for operating expenses and does not reflect the overall profitability of our business.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS

Net loss attributable to UIHC for the year ended December 31, 2019 increased by $30,162,000 to $29,872,000, compared to net earnings of $290,000 for the year ended December 31, 2018. The decrease in net earnings was primarily due to an increase in losses and LAE, as well as an increase in policy acquisition expenses.

Revenues

Our gross written premiums increased by $127,867,000, or 10.2%, to $1,380,268,000 for the year ended December 31, 2019, from $1,252,401,000 for the year ended December 31, 2018, primarily reflecting organic growth in new and renewal business generated in all regions. In response to the underwriting experience in the personal property lines, we continue to take rate action, as well as make changes to policy terms and conditions, which also contribute to the increase in gross written premium while reducing our exposure in select products and geographies. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

Direct Written and Assumed Premium By Region (1)	2019	2018	Change
Florida	$737,615	$655,736	$81,879
Gulf	225,636	210,230	15,406
Northeast	199,504	177,958	21,546
Southeast	115,886	104,266	11,620
Total direct written premium by region	$1,278,641	$1,148,190	$130,451
Assumed premium (2)	101,627	104,211	(2,584)
Total gross written premium by region	$1,380,268	$1,252,401	$127,867

Gross Written Premium by Line of Business
Personal property (3)	$973,354	$890,515	$82,839
Commercial property	406,914	361,886	45,028
Total gross written premium by line of business	$1,380,268	$1,252,401	$127,867
(1) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2019 and 2018 primarily included commercial property business assumed from unaffiliated insurers.
(3) Includes gross written premium from flood policies.

New and Renewal Policies(1) By Region(2)	2019	2018	Change
Florida	266,841	249,033	17,808
Northeast	152,673	135,835	16,838
Gulf	138,468	131,896	6,572
Southeast	95,000	89,718	5,282
Total	652,982	606,482	46,500
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.
(2) “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; “Gulf” is comprised of Hawaii, Louisiana and Texas; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the year ended December 31, 2019 increased $129,544,000, or 17.8%, to $857,841,000 for the year ended December 31, 2019, from $728,297,000 for 2018. The increase in expenses was primarily due to an increase in losses and LAE combined with an increase in policy acquisition costs. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year Ended
	December 31,
	2019	2018	Change
Net loss and LAE	$499,493	$408,589	$90,904
% of Gross earned premiums	37.5%	34.6%	2.9	pts
% of Net earned premiums	66.4%	59.3%	7.1	pts
Less:
Current year catastrophe losses	$96,875	$99,988	$(3,113)
Prior year reserve unfavorable (favorable) development	33,134	4,318	28,816
Underlying loss and LAE (1)	$369,484	$304,283	$65,201
% of Gross earned premiums	27.7%	25.8%	1.9	pts
% of Net earned premiums	49.1%	44.1%	5.0	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s expense ratios are shown below.

($ in thousands)	Year Ended
	December 31,
	2019	2018	Change
Policy acquisition costs	$238,268	$203,140	$35,128
Operating and underwriting	44,310	40,590	3,720
General and administrative	65,989	66,112	(123)
Total Operating Expenses	$348,567	$309,842	$38,725
% of Gross earned premiums	26.1%	26.2%	(0.1	) pts
% of Net earned premiums	46.3%	45.0%	1.3	pts

Loss and LAE increased by $90,904,000, or 22.2%, to $499,493,000 for the year ended December 31, 2019, from $408,589,000 for the year ended December 31, 2018. Loss and LAE expense as a percentage of net earned premiums increased 7.1 points to 66.4% for the year ended December 31, 2019, compared to 59.3% for the year ended December 31, 2018. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2019 would have been 27.7%, an increase of 1.9 points from 25.8% during the year ended December 31, 2018 .

Policy acquisition costs increased by $35,128,000, or 17.3%, to $238,268,000 for the year ended December 31, 2019, from $203,140,000 for the year ended December 31, 2018. The primary drivers of the increase in costs were an increase of $23,596,000 in agent commissions, which were generally consistent with our growth in premium production and higher average market commission rates outside of Florida, and an increase of $8,888,000 in managing general agent commissions related to commercial premiums.

Operating and underwriting expenses increased by $3,720,000, or 9.2%, to $44,310,000 for the year ended December 31, 2019, from $40,590,000 for the year ended December 31, 2018, primarily due to increased expenses of $6,691,000 related to our investment in software. This was partially offset by a $1,188,000 decrease in printing and postage expenses as well as a $1,086,000 decrease in home inspection expenses.

General and administrative expenses decreased by $123,000, or 0.2%, to $65,989,000 for the year ended December 31, 2019, from $66,112,000 for the year ended December 31, 2018, primarily due to amortization costs of $6,879,000 of which $8,453,000 was related to the merger with AmCo incurred during the first quarter of 2018, with the remaining offset from amortization related

UNITED INSURANCE HOLDINGS CORP.

to our capitalized software systems in 2019. This was offset by increased salary costs totaling $6,484,000 related to an increase in employee headcount.

We experienced unfavorable reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

	Historical Reserve Development
($ in thousands, except ratios)	2015	2016	2017	2018	2019
Prior year reserve favorable (unfavorable) development	$2,368	$(16,988)	$2,613	$(4,318)	$(33,134)
Development as a % of earnings before interest and taxes	5.7%	219.9%	62.9%	(76.7)%	145.2%
Consolidated net loss and LAE ratio (LR)	54.5%	65.3%	62.4%	59.3%	66.4%
Prior year reserve unfavorable (favorable) development on LR	(0.7)%	3.7%	(0.4)%	0.6%	4.4%
Current year catastrophe losses on LR	8.5%	12.2%	19.8%	14.6%	12.9%
Underlying net loss and LAE ratio(1)	46.7%	49.4%	43.0%	44.1%	49.1%
(1) Underlying net loss and LAE Ratio is a non-GAAP measure and is reconciled above to the Consolidated net loss and LAE Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION

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

Our cash and investment portfolios totaled $1,298,780,000 at December 31, 2019 compared to $1,135,956,000 at December 31, 2018.

The following table summarizes our investments, by type:

	December 31, 2019		December 31, 2018
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$120,816	9.3%	$98,975	8.7%
Foreign governments	4,071	0.3%	3,982	0.4%
States, municipalities and political subdivisions	133,751	10.3%	144,468	12.7%
Public utilities	25,334	2.0%	23,890	2.1%
Corporate securities	288,872	22.3%	301,988	26.6%
Mortgage-backed securities	251,903	19.4%	223,854	19.7%
Asset-backed securities	57,129	4.4%	64,037	5.6%
Redeemable preferred stocks	2,985	0.2%	1,151	0.1%
Total fixed maturities	884,861	68.2%	862,345	75.9%
Mutual fund	65,453	5.0%	50,016	4.4%
Public utilities	3,663	0.3%	1,759	0.2%
Common stocks	44,492	3.4%	27,198	2.4%
Nonredeemable preferred stocks	3,002	0.2%	2,005	0.2%
Total equity securities	116,610	8.9%	80,978	7.2%
Other long-term investments	10,252	0.8%	8,513	0.7%
Total investments	1,011,723	77.9%	951,836	83.8%
Cash and cash equivalents	215,469	16.6%	112,679	9.9%
Restricted cash	71,588	5.5%	71,441	6.3%
Total cash and investments	$1,298,780	100.0%	$1,135,956	100.0%

UNITED INSURANCE HOLDINGS CORP.

We classify all of our investments as available-for-sale. Our investments at December 31, 2019 and 2018 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At December 31, 2019, approximately 85.8% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 14.2% were corporate bonds rated “BBB” or “BB”.

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

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. According to the Insurance Service Office (ISO), a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25,000,000 or more in U.S. industry-wide direct insured losses to property and that affect a significant number of policyholders and insurers (ISO catastrophes). The Company follow the same definition when evaluating events as catastrophes. In addition to ISO catastrophes, we also include as catastrophes those events (non-ISO catastrophes), which may include losses, that we believe are, or will be, material to our operations which we define as incidents that result in $1,000,000 or more in losses for multiple policyholders.

During the second quarter of 2019, we placed our reinsurance program for the 2019 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $3,200,000,000. The contracts reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The agreements were effective as of June 1, 2019, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF covers Florida risks only and we participate at 90%. The state of Florida may enact legislation altering the size and the terms and operations of the FHCF at their discretion.

Effective June 1, 2019, we extended our quota share reinsurance agreement that was set to expire on May 31, 2019, for a one-year term. This quota share reinsurance agreement has a cession rate of 22.5% for all subject business and provides coverage for all catastrophe perils and attritional losses. We also included coverage for our subsidiary, FSIC, under this renewal. Effective January 1, 2019, we renewed the aggregate excess of loss agreement to provide coverage against accumulated losses from specified catastrophe events, for a term of 12 months.

Excluding our flood business, for which we cede 100% of the risk of loss, reinsurance costs for 2019 were 41.7% of gross premiums earned compared to 40.1% of gross premiums earned for 2018. The increase in this ratio was driven by the changes to our quota share agreement as described above.

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Year Ended December 31,
	2019	2018	2017
Quota Share	$(174,147)	$(94,267)	$(88,379)
Excess-of-loss	(424,622)	(389,633)	(331,289)
Equipment & identity theft	(13,379)	(9,163)	(9,576)
Flood	(21,127)	(19,207)	(18,085)
Ceded premiums written	$(633,275)	$(512,270)	$(447,329)
Increase in ceded unearned premiums	52,149	20,585	46,796
Ceded premiums earned	$(581,126)	$(491,685)	$(400,533)

UNITED INSURANCE HOLDINGS CORP.

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2019
Current period catastrophe losses incurred
Named and numbered storms	5	$32,170	4.3%
All other catastrophe loss events	32	64,705	8.6%
Total	37	$96,875	12.9%

December 31, 2018
Current period catastrophe losses incurred
Named and numbered storms	5	$53,227	7.7%
All other catastrophe loss events	27	46,761	6.8%
Total	32	$99,988	14.5%

December 31, 2017
Current period catastrophe losses incurred
Named and numbered storms	6	$84,226	14.4%
All other catastrophe loss events	16	32,198	5.5%
Total	22	$116,424	19.9%
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

Unpaid losses and LAE totaled $760,357,000 and $661,203,000 as of December 31, 2019 and 2018, respectively. The balance has increased year over year as a result of increased reserves for both weather-related and non weather-related activity during 2019 compared to 2018. In addition, during the year ended December 31, 2019, we increased our loss and LAE reserves for Hurricane Irma as a result of development trends that indicated our ultimate gross loss estimate should be increased.

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

During the year ended December 31, 2019 we contributed $4,000,000 and $13,000,000 to our insurance subsidiaries UPC and FSIC, respectively. During the year ended December 31, 2018, we contributed $94,000,000, including our contribution to form our new subsidiary as described below. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

During August 2019. we received a dividend of $13,579,000 from our insurance subsidiary ACIC. During November 2018, ACIC and IIC paid dividends to the Company of $50,000,000 and $1,764,000, respectively. In 2019, the $1,764,000 dividend paid by IIC in 2018 was returned by UIHC.

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

UNITED INSURANCE HOLDINGS CORP.

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

During the year ended December 31, 2019, several changes in operating assets and liabilities were impacted by developments in non-catastrophe losses. Unpaid losses and LAE increased during the period and, as a result, we expect an increase in cash outflows related to the payment of non-catastrophe claims in the near future. In addition, reinsurance recoverable on paid and unpaid losses decreased during the period. In 2018, we saw losses above our reinsurance retention thresholds and subsequent reinsurance recoverables as a result of Hurricanes Michael and Florence. In 2019, while we did have losses related to catastrophes, these catastrophes were less severe. As a result, fewer losses were incurred that were eligible for ceding under our reinsurance treaty.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. Additional cash outflows relate to purchases of subsidiaries. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the year ended December 31, 2019, cash used in investing activities decreased $91,663,000 as the result of $109,491,000 lower net purchases of investments in 2019 when compared to 2018.

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the year ended December 31, 2019, cash provided by financing activities decreased by $19,827,000 due to the formation of JIC in 2018, which resulted in cash inflows of $20,000,000 during 2018 that did not recur in 2019.

RECENT ACCOUNTING STANDARDS

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

As discussed in Note 3 in our Notes to Consolidated Financial Statements, we value our investments at fair value using quoted prices from active markets, to the extent available. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We also have investments in limited partnerships that require us to use the net asset value per share method of valuation to determine fair value.

UNITED INSURANCE HOLDINGS CORP.

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

For each fixed income security in an unrealized loss position, we assess whether management, with the appropriate authority, has made the decision to sell or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, the security’s decline in fair value is considered other-than-temporary and is recorded in earnings.

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

UNITED INSURANCE HOLDINGS CORP.

Due to the adoption of Accounting Standards Update (ASU) 2016-01 (ASU 2016-01) as of January 1, 2018, equity securities are reported at fair value with changes in fair value, including impairment write-downs, being recognized in the revenue section of our Consolidated Statements of Comprehensive Income.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2019, we did not have any off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our expected payments for contractual obligations at December 31, 2019:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Leases (1)	$1,640	$195	$205	$41	$1,199
Service agreements (2)	30,298	7,117	14,501	6,049	2,631
Long-term debt (3)	237,364	11,152	22,213	22,079	181,920
Employment agreements (4)	2,333	1,000	1,333	—	—
Unpaid loss and loss adjustment expenses (5)	760,357	403,494	238,256	88,124	30,483
Total	$1,031,992	$422,958	$276,508	$116,293	$216,233

(1)	Represents operating and finance leases for our subsidiaries.
(2) Represents agreements entered into to purchase goods and services in the normal course of business.

(3)
Represents repayment of $150,000,000 senior notes payable on December 15, 2027, principal payments totaling $7,647,000 over the remaining life of the SBA note, and principal payments totaling $3,958,000 over the remaining life of the BB&T note. Additionally, all future interest payments are calculated using the current rates provided at December 31, 2019, and are included. All future payments are shown net of amortization of debt issuance costs. See Note 11 in our Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

(4)	Represents base salary for the unfulfilled portion of the original employment agreements with certain executive officers.

(5)
As of December 31, 2019, UPC, FSIC, IIC, ACIC, JIC, and BlueLine Cayman Holdings had unpaid loss and LAE of $760,357,000. The specific amounts and timing of obligations related to known and unknown reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last 20 years, we estimate that the loss and LAE reserves will be paid in the periods shown above. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

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

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-maturity securities at December 31, 2019, and 2018:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
2019
300 basis point increase	$796,252	$(88,609)	(10.0)%
200 basis point increase	$825,787	$(59,074)	(6.7)%
100 basis point increase	$855,324	$(29,537)	(3.3)%
Fair value	$884,861	$—	—%
100 basis point decrease	$914,399	$29,538	3.3%
200 basis point decrease	$940,961	$56,100	6.3%
300 basis point decrease	$951,925	$67,064	7.6%

2018
300 basis point increase	$771,039	$(91,306)	(10.6)%
200 basis point increase	$801,470	$(60,875)	(7.1)%
100 basis point increase	$831,905	$(30,440)	(3.5)%
Fair value	$862,345	$—	—%
100 basis point decrease	$892,786	$30,441	3.5%
200 basis point decrease	$923,113	$60,768	7.0%
300 basis point decrease	$949,490	$87,145	10.1%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-maturity investments, and should not be considered indicative of future results. Based on our analysis, a 300-basis point decrease or increase in interest rates from the December 31, 2019 rates would not have a material impact on our results of operations or cash flows. As was announced in July 2017, LIBOR is anticipated to

UNITED INSURANCE HOLDINGS CORP.

be phased out by the end of 2021. We are unable to predict the use of alternate reference rates and corresponding interest rate risk at this time.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturity securities. We mitigate this risk by generally investing in investment grade securities and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity security portfolio by rating at December 31, 2019 and 2018:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
2019
AAA	$188,458	21.7%	$191,079	21.6%
AA+, AA, AA-	396,654	45.6	402,049	45.4
A+, A, A-	162,682	18.7	166,206	18.8
BBB+, BBB, BBB-	121,804	14.0	125,527	14.2
Total	$869,598	100.0%	$884,861	100.0%

2018
AAA	$192,134	22.0%	$191,071	22.2%
AA+, AA, AA-	387,715	44.3	382,698	44.3
A+, A, A-	180,585	20.7	177,521	20.6
BBB+, BBB, BBB-	114,011	13.0	111,055	12.9
Total	$874,445	100.0%	$862,345	100.0%

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

UNITED INSURANCE HOLDINGS CORP.

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2019 consisted of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2019 and 2018:

		% of Total
Stocks by Sector	Fair Value	Fair Value
2019
Funds	$65,453	56.0%
Industrial	11,491	9.9
Consumer, non cyclical	10,928	9.4
Financial	8,438	7.2
Technology	5,555	4.8
Utilities	4,002	3.4
Communications	3,690	3.2
Consumer, Cyclical	3,597	3.1
Energy	2,094	1.8
Basic Materials	1,362	1.2
Total	$116,610	100.0%

2018
Funds	$50,015	61.7%
Industrial	8,386	10.4
Consumer, Non-cyclical	7,737	9.6
Financial	3,905	4.8
Consumer, Cyclical	2,573	3.2
Utilities	2,063	2.5
Technology	1,958	2.4
Communications	1,744	2.2
Energy	1,600	2.0
Basic Materials	997	1.2
Total	$80,978	100.0%

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of United Insurance Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December, 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of the Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
March 12, 2020

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
United Insurance Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements) of United Insurance Holdings Corp. and its subsidiaries (the Company). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We served as the Company's auditor from 2009 to 2017.

/s/ RSM US LLP
Omaha, Nebraska
March 28, 2018

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $869,598 and $874,445, respectively)	$884,861	$862,345
Equity securities	116,610	80,978
Other investments (amortized cost of $8,067 and $8,288, respectively)	10,252	8,513
Total investments	1,011,723	951,836
Cash and cash equivalents	215,469	112,679
Restricted cash	71,588	71,441
Total cash, cash equivalents and restricted cash	287,057	184,120
Accrued investment income	5,901	6,017
Property and equipment, net	32,728	17,137
Premiums receivable, net	86,568	95,816
Reinsurance recoverable on paid and unpaid losses	550,136	625,998
Ceded unearned premiums	270,034	217,885
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	104,572	105,582
Intangible assets, net	26,079	31,351
Other assets	19,375	12,641
Total assets	$2,467,218	$2,321,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$760,357	$661,203
Unearned premiums	674,055	627,313
Reinsurance payable on premiums	166,131	175,272
Payments outstanding	57,555	56,534
Accounts payable and accrued expenses	78,592	71,048
Operating lease liability	324	—
Other liabilities	47,407	29,571
Notes payable, net	158,932	160,118
Total liabilities	$1,943,353	$1,781,059
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,056,310 and 43,029,845 issued, respectively; 43,028,074 and 42,984,578 outstanding, respectively	4	4
Additional paid-in capital	391,852	389,141
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	11,319	(9,030)
Retained earnings	100,394	140,546
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$503,138	$520,230
Noncontrolling interests (NCI)	20,727	20,139
Total Stockholders’ Equity	$523,865	$540,369
Total Liabilities and Stockholders’ Equity	$2,467,218	$2,321,428

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2019	2018	2017
REVENUE:
Gross premiums written	$1,380,268	$1,252,401	$1,040,848
Change in gross unearned premiums	(46,742)	(71,440)	(54,825)
Gross premiums earned	1,333,526	1,180,961	986,023
Ceded premiums earned	(581,126)	(491,685)	(400,533)
Net premiums earned	752,400	689,276	585,490
Net investment income	30,145	27,201	17,812
Net realized investment gains	1,228	1,655	67
Net unrealized gains (losses) on equity securities	24,761	(9,300)	—
Other revenue	16,582	15,110	51,051
Total revenues	825,116	723,942	654,420
EXPENSES:
Losses and loss adjustment expenses	499,493	408,589	365,535
Policy acquisition costs	238,268	203,140	175,444
Operating expenses	44,310	40,590	27,675
General and administrative expenses	65,989	66,112	81,762
Interest expense	9,781	9,866	3,247
Total expenses	857,841	728,297	653,663
Income (loss) before other income	(32,725)	(4,355)	757
Other income	119	116	153
Income (loss) before income taxes	(32,606)	(4,239)	910
Benefit for income taxes	(3,121)	(4,633)	(9,235)
Net income (loss)	$(29,485)	$394	$10,145
Less: Net income attributable to NCI	387	104	—
Net income (loss) attributable to UIHC	$(29,872)	$290	$10,145
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	28,366	(22,264)	10,647
Reclassification adjustment for net realized investment gains	(1,228)	(1,655)	(67)
Income tax benefit (expense) related to items of other comprehensive income	(6,588)	5,703	(2,181)
Total comprehensive income (loss)	$(8,935)	$(17,822)	$18,544
Less: Comprehensive income attributable to NCI	588	139	—
Comprehensive income (loss) attributable to UIHC	$(9,523)	$(17,961)	$18,544

Weighted average shares outstanding
Basic	42,763,423	42,650,629	37,152,768
Diluted	42,763,423	42,838,886	37,375,340

Earnings available to UIHC common stockholders per share
Basic	$(0.70)	$0.01	$0.27
Diluted	$(0.70)	$0.01	$0.27

See accompanying notes to consolidated financial statements. Statements include related party transactions as detailed in Note 15.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders’ Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2016	21,646,614	$2	$99,353	$(431)	$822	$141,581	$241,327	$—	$241,327
Net income	—	—	—	—	—	10,145	10,145	—	10,145
Other comprehensive income	—	—	—	—	6,850	—	6,850	—	6,850
Reclassification due to adoption of ASU 2018-02	—	—	—	—	1,549	(1,549)	—	—	—
Stock compensation	150,085	—	2,326	—	—	—	2,326	—	2,326
Issuance of common stock	20,956,355	2	285,466	—	—	—	285,468	—	285,468
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(8,991)	(8,991)	—	(8,991)
December 31, 2017	42,753,054	4	387,145	(431)	9,221	141,186	537,125	—	537,125
Net income	—	—	—	—	—	290	290	104	394
Other comprehensive income (loss)	—	—	—	—	(8,913)	—	(8,913)	35	(8,878)
Reclassification due to adoption of ASU 2016-01	—	—	—	—	(9,338)	9,338	—	—	—
Stock compensation	231,524	—	1,996	—	—	—	1,996	—	1,996
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,268)	(10,268)		(10,268)
Net increase due to acquisitions	—	—	—	—	—	—	—	20,000	20,000
December 31, 2018	42,984,578	4	389,141	(431)	(9,030)	140,546	520,230	20,139	540,369
Net income (loss)						(29,872)	(29,872)	387	(29,485)
Other comprehensive income					20,349		20,349	201	20,550
Stock compensation	43,496		2,711				2,711		2,711
Cash dividends on common stock ($0.24 per common share)						(10,280)	(10,280)		(10,280)
December 31, 2019	43,028,074	$4	$391,852	$(431)	$11,319	$100,394	$503,138	$20,727	$523,865

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$(29,485)	$394	$10,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,997	18,482	37,532
Bond amortization and accretion	5,323	5,005	5,073
Net realized gains on investments	(1,228)	(1,655)	(67)
Net unrealized losses (gains) on equity securities	(24,761)	9,300	—
Provision for uncollectible premiums	553	358	494
Deferred income taxes, net	(4,280)	(2,470)	(8,584)
Stock based compensation	3,007	2,414	2,613
Changes in operating assets and liabilities:
Accrued investment income	116	(440)	(531)
Premiums receivable	8,695	(20,899)	(5,447)
Reinsurance recoverable on paid and unpaid losses	75,862	(230,224)	(351,516)
Ceded unearned premiums	(52,149)	(15,981)	(46,796)
Deferred policy acquisition costs, net	1,010	(1,700)	(38,409)
Other assets	(6,817)	(1,545)	4,051
Unpaid losses and loss adjustment expenses	99,154	178,971	280,848
Unearned premiums	46,742	71,440	54,825
Reinsurance payable on premiums	(9,141)	26,155	26,820
Payments outstanding	1,021	14,748	19,853
Accounts payable and accrued expenses	7,544	24,454	15,905
Lease liabilities	324	—	—
Other liabilities	15,528	(51,048)	28,739
Net cash provided by operating activities	149,015	25,759	35,548
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed Maturities	255,197	219,572	113,755
Equity Securities	2,201	9,726	3,888
Other Investments	7,104	1,302	10,686
Policy Loans	—	20,000	—
Purchases of:
Fixed Maturities	(254,357)	(336,590)	(168,061)
Equity Securities	(15,373)	(34,050)	(26,419)
Other Investments	(6,855)	(1,534)	(11,240)
Policy Loans	—	—	(20,000)
Proceeds from acquisition	—	—	95,284
Cost of property, equipment and capitalized software acquired	(21,896)	(4,068)	(5,237)
Net cash used in investing activities	(33,979)	(125,642)	(7,344)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(296)	(418)	(287)
Investment in subsidiary - NCI	—	20,000	—
Repayments of borrowings	(1,523)	(1,523)	(40,075)
Proceeds from borrowings	—	—	150,000
Payments of debt issuance costs	—	(63)	(3,264)
Dividends	(10,280)	(10,268)	(8,991)
Net cash provided by (used in) financing activities	(12,099)	7,728	97,383
Increase (decrease) in cash, cash equivalents and restricted cash	102,937	(92,155)	125,587
Cash, cash equivalents and restricted cash at beginning of period	184,120	276,275	150,688
Cash, cash equivalents and restricted cash at end of period	$287,057	$184,120	$276,275

UNITED INSURANCE HOLDINGS CORP.

Supplemental Cash Flows Information
Interest paid	$9,730	$9,861	$3,407
Income taxes paid	$517	$4,673	$3,896
Non-cash transactions
Issuance of common stock in connection with acquisition	$—	$—	$285,468
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

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

Our other subsidiaries include United Insurance Management L.C. (UIM), a managing general agent that manages substantially all aspects of UPC’s and FSIC’s business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC, FSIC and IIC; AmCo Holding Company, LLC (AmCo) and Family Security Holdings, LLC (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine) which reinsures portfolios of excess and surplus policies; UPC Re which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; and Skyway Reinsurance Services, LLC which provides reinsurance brokerage services for our insurance companies.

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

We reclassified certain amounts in the 2018 and 2017 financial statements to conform to the 2019 presentation, including reclassifying the presentation of “outstanding checks in excess of funds on deposit” in the financing section of the Consolidated Statements of Cash Flows to “changes in payments outstanding” in the operating section, to provide the users of the financial statements with more transparency. In addition, we also reclassified the presentation of our loss development tables. Refer to Note 10 in these Notes to Consolidated Financial Statements for additional information regarding this reclassification. These reclassifications had no impact on our results of operations or stockholders’ equity, as previously reported.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

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

We currently classify all of our investments in fixed maturities and short-term investments as available-for-sale, and report them and our equity securities and limited partnership investments at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of comprehensive income (loss). We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net income. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned. Effective January 1, 2018, in accordance with Accounting Standards Update (ASU) 2016-01 (ASU 2016-01), we present our unrealized gains or losses on equity investments and other investments on the income statement.

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

(c)Fair Value

See Note 3 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2019 and 2018.

(d)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $302,000 and $362,000 at December 31, 2019 and 2018, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premiums liability and record the premiums as described above.

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

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, reinsurance costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs. We did not have a premium deficiency at December 31, 2019 and December 31, 2018.

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

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software. We amortize the capitalized software costs related to our data warehouse, claims system and policy administration system over its expected seven-year useful life.

See Note 7 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software that were held during 2019 and 2018.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

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

For the 2019 annual goodwill impairment tests, we utilized the qualitative assessment for both of our reporting units and determined that the goodwill was not impaired. For the 2018 annual goodwill impairment tests, we utilized the qualitative assessment for one of our reporting units and determined it was not more likely than not that the fair value of the reporting units tested using the applicable methods was less than their carrying amount and, therefore goodwill was not impaired for either period. For our second reporting unit, we used the quantitative approach in 2018 and determined that the goodwill was not impaired.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license acquired exceeds its fair value, an impairment loss is recognized equal to that excess. For 2019 and 2018, we determined that the fair values of the intangible assets were not impaired.

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

We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2019, 2018 or 2017.

(m)Advertising Costs

We expense all advertising costs as an operating expense when we incur those costs. For the years ended December 31, 2019, 2018 and 2017, we incurred advertising costs of $1,426,000, $1,674,000, and $1,013,000, respectively.

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

(o)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies;

•	a geographic concentration resulting from the fact that, though we now operate in 12 states, we still write approximately 53% of our gross written premium in Florida as of December 31, 2019;

•
a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions; and

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

•	a concentration of credit risk with regard to our cash, because we choose to deposit all of our cash at five financial institutions.

We mitigate our geographic and group concentrations of risk by entering into reinsurance contracts with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to our cash balances held at financial institutions, we had $303,021,000 and $221,175,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2019 and 2018, respectively.

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

We record provisional ceding commissions that we receive in connection with our reinsurance contracts for the 2019 and 2018 underwriting year as an offset to deferred acquisition costs to the extent that they relate to compensation for acquisition costs that are incurred that are deferrable. The remaining provisional ceding commissions are recorded as unearned reinsurance commission and are recognized as an offset to other acquisition costs based in proportion to the premiums earned or coverage provided by the reinsurance contracts.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no bad debt expense related to reinsurance during the years ended December 31, 2019, 2018 or 2017.

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

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

assessment. During 2019 and 2018, we did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

(s)Accounting Pronouncements

Recently Adopted Policies

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). This update is intended to replace existing lease guidance by requiring a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. We adopted this standard as of January 1, 2019 using a modified retrospective approach, which allowed us to initially apply the new lease standard at the adoption date and recognize a cumulate effect adjustment to the opening balance of retained earnings for 2019, with no adjustment to prior periods presented. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the standard resulted in the recognition of a right-of-use asset of $482,000 at January 1, 2019, which was recorded within Other Assets on our Consolidated Balance Sheets, and a corresponding lease liability of $482,000 at January 1, 2019 for our operating lease. Additionally, we elected the practical expedients that permit the exclusions of leases considered to be short-term and with value that falls under our capitalization threshold. We also elected the practical expedient of not segregating lease and nonlease components for leases on our office equipment.

Pending Policies

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (ASU 2019-12). This update enhances and simplifies various aspects of the income tax guidance, including intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with earlier adoption permitted. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We do not intend to early adopt and will follow this new guidance beginning with the assessment to be performed as of September 30, 2020. In the event that a triggering event occurs and requires an earlier interim assessment, the updated guidance will be followed at that time. Any impact of the standard on our consolidated financial statements and related disclosures will be dependent on market conditions of the reporting units at the time of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update is intended to replace the incurred loss impairment methodology in current GAAP with a method that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will provide users with more useful information regarding the expected credit losses on financial instruments and other commitments to extend credit held by a

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

reporting entity at each reporting date. In addition, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for certain requirements. We have not early adopted and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures using a modified retrospective approach upon adoption. Based on our current analysis, we expect that the impact will represent an adjustment of approximately $415,000 decreasing our beginning retained earnings in 2020.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

3)    INVESTMENTS

The following table details fixed maturity available-for-sale securities, by major investment category, at December 31, 2019 and 2018:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. government and agency securities	$120,260	$749	$193	$120,816
Foreign government	3,975	97	1	4,071
States, municipalities and political subdivisions	131,203	2,611	63	133,751
Public utilities	24,660	700	26	25,334
Corporate securities	281,892	7,123	143	288,872
Mortgage-backed securities	248,206	4,174	477	251,903
Asset-backed securities	56,487	683	41	57,129
Redeemable preferred stocks	2,915	72	2	2,985
Total fixed maturities	$869,598	$16,209	$946	$884,861

December 31, 2018
U.S. government and agency securities	$100,240	$50	$1,315	$98,975
Foreign government	3,993	5	16	3,982
States, municipalities and political subdivisions	145,415	354	1,301	144,468
Public utilities	24,560	11	681	23,890
Corporate securities	307,875	272	6,159	301,988
Mortgage-backed securities	227,004	333	3,483	223,854
Asset-backed securities	64,071	105	139	64,037
Redeemable preferred stocks	1,287	3	139	1,151
Total fixed maturities	$874,445	$1,133	$13,233	$862,345

Equity securities are summarized as follows at:

	December 31, 2019		December 31, 2018
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$65,453	56.1%	$50,016	61.8%
Public utilities	3,663	3.1	1,759	2.2
Other common stocks	44,492	38.2	27,198	33.6
Nonredeemable preferred stocks	3,002	2.6	2,005	2.4
Total equity securities	$116,610	100.0%	$80,978	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$1,678	$209,302	$373	$41,776	$268	$35,248
Equity securities	94	814	2,828	6,073	847	2,209
Short-term investments	—	3,863	—	—	—	—
Total realized gains	1,772	213,979	3,201	47,849	1,115	37,457
Fixed maturities	(324)	43,573	(1,376)	135,944	(890)	53,194
Equity securities	(219)	1,387	(170)	995	(158)	1,749
Short-term investments	(1)	1,035	—	—	—	—
Total realized losses	(544)	45,995	(1,546)	136,939	(1,048)	54,943
Net realized investment gains	$1,228	$259,974	$1,655	$184,788	$67	$92,400

The table below summarizes our fixed maturities at December 31, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	December 31, 2019
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$96,690	11.1%	$96,898	11.0%
Due after one year through five years	282,855	32.5%	287,086	32.4%
Due after five years through ten years	179,718	20.7%	185,908	21.0%
Due after ten years	5,642	0.6%	5,937	0.7%
Asset and mortgage-backed securities	304,693	35.1%	309,032	34.9%
Total	$869,598	100.0%	$884,861	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2019	2018	2017
Fixed maturities	$23,267	$22,043	$14,942
Equity securities	2,474	2,206	1,277
Cash and cash equivalents	4,118	1,953	626
Other investments	1,253	942	937
Other assets	117	57	30
Investment income	31,229	27,201	17,812
Investment expenses	(1,084)	(1,031)	(686)
Net investment income	$30,145	$26,170	$17,126

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. government and agency securities	37	$89	$26,372	39	$104	$31,364
Foreign governments	—	—	—	2	1	600
States, municipalities and political subdivisions	31	61	14,508	2	2	1,262
Public utilities	9	25	4,626	2	1	250
Corporate securities	42	124	22,435	27	19	9,605
Mortgage-backed securities	89	322	59,101	50	155	12,738
Asset backed securities	15	34	8,447	5	7	1,259
Redeemable preferred stocks	—	—	—	1	2	97
Total fixed maturities	223	$655	$135,489	128	$291	$57,175

December 31, 2018
U.S. government and agency securities	45	$111	$28,464	55	$1,204	$61,264
Foreign governments	5	16	2,978	—	—	—
States, municipalities and political subdivisions	49	272	38,469	91	1,029	68,115
Public utilities	30	374	13,685	19	307	7,805
Corporate securities	351	3,149	144,769	208	3,010	117,351
Mortgage-backed securities	87	1,303	88,754	135	2,180	70,510
Asset-backed securities	67	136	41,871	7	3	1,372
Redeemable preferred stocks	8	62	711	2	77	8,377
Total fixed maturities	642	$5,423	$359,701	517	$7,810	$334,794
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

During our quarterly evaluations of our securities for impairment, we determined that none of our investments in fixed-income securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of our debt securities continue to make interest payments on a timely basis. We do not intend to sell nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Due to the adoption of ASU 2016-01 as of January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales. During the years ended December 31, 2019, 2018, and 2017 we recorded no other-than-temporary impairment charges.

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
December 31, 2019

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2019 and 2018. Changes in interest rates subsequent to December 31, 2019 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Consolidated Balance Sheet as of December 31, 2019.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2019 and 2018:

	Total	Level 1	Level 2	Level 3
December 31, 2019
U.S. government and agency securities	$120,816	$—	$120,816	$—
Foreign government	4,071	—	4,071	—
States, municipalities and political subdivisions	133,751	—	133,751	—
Public utilities	25,334	—	25,334	—
Corporate securities	288,872	—	288,872	—
Mortgage-backed securities	251,903	—	251,903	—
Asset-backed securities	57,129	—	57,129	—
Redeemable preferred stocks	2,985	747	2,238	—
Total fixed maturities	884,861	747	884,114	—
Mutual funds	65,453	65,453	—	—
Public utilities	3,663	3,663	—	—
Other common stocks	44,492	44,492	—	—
Non-redeemable preferred stocks	3,002	3,002	—	—
Total equity securities	116,610	116,610	—	—
Other long-term investments (1)	499	300	199	—
Total investments	$1,001,970	$117,657	$884,313	$—

December 31, 2018
U.S. government and agency securities	$98,975	$—	$98,975	$—
Foreign government	3,982	—	3,982	—
States, municipalities and political subdivisions	144,468	—	144,468	—
Public utilities	23,890	—	23,890	—
Corporate securities	301,988	—	301,988	—
Mortgage-backed securities	223,854	—	223,854	—
Asset-backed securities	64,037	—	64,037	—
Redeemable preferred stocks	1,151	790	361	—
Total fixed maturities	862,345	790	861,555	—
Mutual Funds	50,016	47,223	2,793	—
Public utilities	1,759	1,759	—	—
Other common stocks	27,198	27,198	—	—
Non-redeemable preferred stocks	2,005	2,005	—	—
Total equity securities	80,978	78,185	2,793	—
Other long-term investments (1)	300	300	—	—
Total investments	$943,623	$79,275	$864,348	$—
(1) Other long-term investments included in the fair value hierarchy exclude these other limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at December 31, 2019 and 2018.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2019 and 2018, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and our senior notes approximate fair value as the interest rates and terms are variable.

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2019, we transferred no investments between levels.

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

The information presented in the table below is as of December 31, 2019 and 2018:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2019
Limited partnership investments (1)	$7,568	$2,236	$51	$9,753
Certificates of deposit	300	—	—	300
Short-term investments	199	—	—	199
Total other investments	$8,067	$2,236	$51	$10,252

December 31, 2018
Limited partnership investments (1)	$7,988	$225	$—	$8,213
Certificates of deposit	300	—	—	300
Total other investments	$8,288	$225	$—	$8,513
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

The following table presents the components of restricted assets:

	December 31,
	2019	2018
Trust funds	$70,668	$70,208
Cash on deposit (regulatory deposits)	920	1,233
Total restricted cash	$71,588	$71,441

4)	ACQUISITIONS

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

The unaudited pro forma financial information below has been prepared as if the AmCo merger had taken place on January 1, 2017. The unaudited pro forma financial information is not necessarily indicative of the results that we would have achieved had the transaction taken place on January 1, 2017, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	Year ended December 31,
	2017
	As	Pro Forma
	Reported	Adjustments(1)	Pro Forma
Revenues	$654,420	$38,096	$692,516
Net income	$10,145	$6,712	$16,857
Diluted earnings per share	$0.27	$—	$0.39
(1) Adjustments are for the period from January 1, 2017 through April 3, 2017.

The following table summarizes the results of the acquired AmCo operations since the acquisition date that have been included within our Consolidated Statements of Comprehensive Income (Loss).

	January 1, 2019 to December 31, 2019	January 1, 2018 to December 31, 2018	April 3, 2017 to December 31, 2017
Revenues	$236,741	$193,168	$134,386
Net income	33,372	18,673	14,778

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

5)    EARNINGS PER SHARE

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2019, 2018 and 2017:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss) attributable to UIHC common stockholders	$(29,872)	$290	$10,145

Denominator:
Weighted-average shares outstanding	42,763,423	42,650,629	37,152,768
Effect of dilutive securities	—	188,257	222,572
Weighted-average diluted shares	42,763,423	42,838,886	37,375,340

Earnings available to UIHC common stockholders per share
Basic	$(0.70)	$0.01	$0.27
Diluted	$(0.70)	$0.01	$0.27

See Note 19 for additional information on the stock grants related to dilutive securities.

6)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2019	2018
Balance at January 1	$105,582	$103,882
Policy acquisition costs deferred	288,842	244,136
Amortization	(278,161)	(225,900)
Unearned ceding commission	(11,691)	(16,536)
Balance at December 31	$104,572	$105,582

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2019	2018
Land	$2,114	$2,114
Building and building improvements (construction in progress of $2,180 for 2019)	11,315	6,651
Computer hardware and software (software in progress of $6,317 and $1,348, respectively)	33,219	17,932
Office furniture and equipment	3,260	2,800
Leasehold improvements	20	20
Leased vehicles(1)	1,693	568
Total, at cost	51,621	30,085
Less: accumulated depreciation and amortization	(18,893)	(12,948)
Property and equipment, net	$32,728	$17,137
(1) Includes vehicles under capital leases. See Note 12 of these Notes to Consolidated Financial Statements for further information on leases.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

Depreciation and amortization expense under property and equipment was $6,305,000, $4,222,000 and $5,806,000, respectively, for the years ended December 31, 2019, 2018 and 2017. During the years ended December 31, 2019, 2018 and 2017, we incurred non-cash capitalized software write-off charges as a result of our decision to discontinue the use or development of several software projects that were previously capitalized.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at December 31, 2019 and 2018 was $73,045,000. There was no goodwill acquired or disposed of during the years ended December 31, 2019 and 2018.

We completed our most recent goodwill impairment testing during the fourth quarter of 2019 and determined that there was no impairment in the value of the asset as of December 31, 2019. No impairment loss in the value of goodwill was recognized during the years ended December 31, 2019, 2018 and 2017. Additionally, there was no accumulated impairment related to goodwill at December 31, 2019 or 2018.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets on our Consolidated Balance Sheets at:

	December 31, 2019	December 31, 2018
Intangible assets subject to amortization	$22,440	$27,795
Indefinite-lived intangible assets(1)	3,639	3,556
Total	$26,079	$31,351
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
2019
Amortizing intangible assets
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.8	34,661	(15,658)	19,003
Trade names acquired	4.3	6,381	(2,944)	3,437
Total		$83,830	$(61,390)	$22,440
2018
Amortizing intangible assets
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	7.3	34,661	(11,164)	23,497
Trade names acquired	5.2	6,381	(2,083)	4,298
Total		$83,830	$(56,035)	$27,795

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2019 and 2018.
Amortization expense of our intangible assets was $5,355,000, $13,920,000 and $31,200,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The large decrease in amortization expense from 2017 to 2018 was primarily due to the amortization of the Value of Business Acquired intangible asset acquired as part of the AmCo acquisition in 2017 that was fully amortized in the first quarter of 2018.
Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2020	$4,267
2021	3,555
2022	3,246
2023	3,246
2024	2,640

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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss contract, in effect from June 1, 2019 through May 31, 2020, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $3,200,000,000. In addition to this contract, we have an aggregate excess of loss contract, effective January 1, 2019, which provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. We ceded $26,488,000 of catastrophe losses under this treaty for the year ended December 31, 2019. The quota share agreement effective June 1, 2019 to May 31, 2020, provides coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2019	2018
Reinsurance recoverable on unpaid losses and LAE	$482,315	$477,870
Reinsurance recoverable on paid losses and LAE	67,821	148,128
Reinsurance recoverable	$550,136	$625,998

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $1,506,000, $1,575,000, and $1,255,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income (Loss):

	Year ended December 31,
	2019	2018	2017
Premium written:
Direct	$1,278,504	$1,148,190	$989,525
Assumed	101,764	104,211	51,323
Ceded	(633,275)	(512,270)	(447,329)
Net premium written	$746,993	$740,131	$593,519
Change in unearned premiums:
Direct	$(59,660)	$(49,048)	$(49,386)
Assumed	12,918	(22,392)	(5,439)
Ceded	52,149	20,585	46,796
Net decrease (increase)	$5,407	$(50,855)	$(8,029)
Premiums earned:
Direct	$1,218,844	$1,099,142	$940,139
Assumed	114,682	81,819	45,884
Ceded	(581,126)	(491,685)	(400,533)
Net premiums earned	$752,400	$689,276	$585,490
Losses and LAE incurred:
Direct	$1,003,767	$1,101,328	$863,928
Assumed	44,914	97,444	60,836
Ceded	(549,188)	(790,183)	(559,229)
Net losses and LAE incurred	$499,493	$408,589	$365,535

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

Ceded losses incurred decreased by $240,995,000 during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily as a result of the occurrence of Hurricanes Irma, Florence and Michael, which all occurred in years prior to 2019 and exceeded our retention thresholds, while the named storms occurring in 2019 did not exceed the retention threshold for the catastrophe excess-of-loss contract, resulting in fewer ceded losses. We have billed and received reinsurance recoveries for losses that we incurred on these storms and expect to receive additional recoveries during 2020.

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2019	2018	2017
Unpaid losses and LAE:
Direct	$716,559	$579,710	$441,355
Assumed	43,798	81,493	40,877
Gross unpaid losses and LAE	760,357	661,203	482,232
Ceded	(482,315)	(477,870)	(305,673)
Net unpaid losses and LAE	$278,042	$183,333	$176,559
Unearned premiums:
Direct	$637,128	$577,467	$528,419
Assumed	36,927	49,846	27,454
Gross unearned premiums	674,055	627,313	555,873
Ceded	(270,034)	(217,885)	(201,904)
Net unearned premiums	$404,021	$409,428	$353,969

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

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
The following is information about incurred claims development and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. The incurred claims development and paid claims development data reflect the acquisitions of FSIC, IIC, and AmCo in February 2015, April 2016, and April 2017, respectively, on a retrospective basis (includes FSIC, IIC and AmCo data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2010 to 2018 is presented as supplementary information.
During 2019, three of our insurance subsidiaries, UPC, FSIC and ACIC, entered into an intercompany property and casualty reinsurance pooling arrangement. Under this arrangement, the participating companies share substantially all business that is written and allocate the combined premiums, losses and expenses. The Company performed an analysis and concluded that the nature of our claims cash flows and development patterns, along with the structure of our reinsurance program, are similar among all products. Therefore, we have elected to reclassify our prior year disclosures of three separate tables into one single property and casualty homeowners’ insurance table which is consistent with our single reporting segment.
In addition, we have revised our disclosure of the 2018 cumulative incurred and cumulative paid claims to reflect the addition of $1,380,000, $26,154,000, $27,809,000 and $16,434,000 for accident years 2012, 2013, 2014 and 2016 respectively, amounts which were incorrectly omitted from our prior period disclosure.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

Property & Casualty Homeowners’ Insurance
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
										Audited
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$73,189	$67,937	$67,969	$68,854	$66,996	$67,106	$66,858	$67,020	$66,980	$66,937	$—	6,769
2011	—	77,706	79,142	78,763	77,649	79,234	79,985	80,014	80,289	80,199	43	8,154
2012	—	—	87,276	88,629	87,963	87,571	86,818	90,817	91,095	90,879	101	12,852
2013	—	—	—	113,477	106,992	110,268	106,820	106,222	106,132	106,450	255	9,631
2014	—	—	—	—	155,008	154,167	155,729	156,868	156,037	155,956	461	14,123
2015	—	—	—	—	—	217,832	236,059	239,784	242,508	242,610	2,168	21,078
2016	—	—	—	—	—	—	304,961	294,271	293,785	295,611	3,749	32,005
2017	—	—	—	—	—	—	—	332,339	345,647	359,018	16,039	83,969
2018	—	—	—	—	—	—	—	—	360,919	389,841	15,465	47,757
2019	—	—	—	—	—	—	—	—	—	421,426	103,909	33,368
									Total	$2,208,927

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
										Audited
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$39,307	$55,187	$59,208	$63,404	$64,366	$64,940	$66,348	$66,619	$66,668	$66,684
2011	—	44,547	62,812	69,461	73,215	77,022	79,052	79,480	80,002	80,020
2012	—	—	52,394	75,213	79,810	82,908	86,013	90,356	90,580	90,447
2013	—	—	—	69,615	94,969	99,196	103,441	104,669	105,201	105,686
2014	—	—	—	—	98,762	135,301	147,031	151,954	153,593	154,597
2015	—	—	—	—	—	145,180	210,261	227,661	234,018	237,573
2016	—	—	—	—	—	—	193,876	265,069	280,203	288,425
2017	—	—	—	—	—	—	—	217,983	313,883	327,986
2018	—	—	—	—	—	—	—	—	247,365	352,422
2019	—	—	—	—	—	—	—	—	—	240,533
									Total	$1,944,373
All outstanding liabilities before 2010, net of reinsurance										2
Liabilities for claims and claim adjustment expenses, net of reinsurance										$264,556

The following is supplementary information about average historical claims duration as of December 31, 2019.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	60.5%	24.6%	5.7%	3.9%	2.2%	1.9%	0.8%	0.3%	0.1%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

	December 31,
	2019	2018
Net outstanding liabilities
Property and Casualty Homeowners’ Insurance	$264,556	$171,884
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$264,556	$171,884

Reinsurance recoverable on unpaid claims
Property and Casualty Homeowners’ Insurance	482,315	477,870
Total reinsurance recoverable on unpaid claims	482,315	477,870

Unallocated claims adjustment expenses	13,486	11,449

Total gross liability for unpaid claims and claims adjustment expense	$760,357	$661,203

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

	2019	2018	2017
Balance at January 1	$661,203	$482,232	$140,855
Less: reinsurance recoverable on unpaid losses	477,870	305,673	18,724
Net balance at January 1	$183,333	$176,559	$122,131

Acquired reserves, net of reinsurance recoverables(1)	—	—	40,299
Incurred related to:
Current year	466,359	404,271	368,148
Prior years	33,134	4,318	(2,613)
Total incurred	$499,493	$408,589	$365,535
Paid related to:
Current year	275,488	283,821	256,134
Prior years	129,296	117,994	95,272
Total paid	$404,784	$401,815	$351,406

Net balance at December 31	$278,042	$183,333	$176,559
Plus: reinsurance recoverable on unpaid losses	482,315	477,870	305,673
Balance at December 31	$760,357	$661,203	$482,232

Composition of reserve for unpaid losses and LAE:
Case reserves	$300,858	$270,601	$236,253
IBNR reserves	459,499	390,602	245,979
Balance at December 31	$760,357	$661,203	$482,232
(1) Acquired reserves, net of reinsurance recoverables of $19,945,000 for 2017 related to our acquisition of AmCo.

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, the unfavorable development experienced in 2019 and 2018 was primarily the result of worse than expected losses on the named storms that occurred in the 2017 and 2018 accident years and the favorable development in 2017 was primarily the result of losses related to the 2016 accident years coming in better than expected.
11)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of December 31, 2019 and 2018:

		Effective Interest Rate	Carrying Value at
	Maturity		December 31, 2019	December 31, 2018
Senior Notes	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	1.69%	7,647	8,824
BB&T Term Note	May 26, 2031	3.38%	3,958	4,304
Total long-term debt			$161,605	$163,128

At December 31, 2019, the annual maturities of our long-term debt were as follows:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

Amount
2020	$11,152
2021	11,120
2022	11,093
2023	11,055
2024	11,024
Thereafter	181,920
Total debt	$237,364

Senior Notes

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

BB&T Term Note

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T Note) with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The BB&T Note bears interest at 1.65% in excess of the one-month LIBOR which resets monthly. LIBOR is expected to be discontinued sometime after 2021. In the event of default, BB&T, may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our principal executive office, which has been pledged to the bank as security for the loan.

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2019, we were in compliance with the covenants in the Senior Notes.

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 1.69% at the end of December 2019. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2019, we were in compliance with the covenants in the SBA Note.

BB&T Note - Our BB&T Note requires that, at all times while there has been no losses from our insurance subsidiaries' operations (non-recurring losses), we will maintain a minimum cash flow coverage ratio of 1.2:1. The cash flow coverage ratio is defined as the ratio of our cash flow to debt service charges. This ratio will be tested annually, based on our audited financial statements. For the one-year period following a non-recurring loss, we are required to maintain a minimum cash flow coverage ratio of 1.0:1. This covenant will only be effective if the pre non-recurring losses test is failed, and is only available and effective for one annual test period. Thereafter, the non-recurring loss cash flow coverage ratio of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2019, we were not in compliance with the minimum cash flow coverage ratio covenant in the BB&T Note. As a result, the Company has obtained a waiver for the period ending December 31, 2019.

In addition, the BB&T Note requires that we establish and maintain with BB&T at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At December 31, 2019, we were in compliance with the remaining covenant in the BB&T Note.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the years ended December 31, 2019 and 2018:

	2019	2018
Balance at January 1,	$3,010	$3,287
Additions	—	63
Amortization	(337)	(340)
Balance at December 31,	$2,673	$3,010

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

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

At December 31, 2019, we were not involved in any material non-claims-related legal actions.

Commitments to fund partnership investments

We have fully funded two limited partnership investments and have committed to fund our remaining four limited partnership investments. The amount of unfunded commitments was $2,201,000 and $2,454,000 at December 31, 2019 and 2018, respectively.

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

Right-of-use assets and lease liabilities are based on the present value of the minimum lease payments over the lease term. As stated in Note 2 to these Notes to Consolidated Financial Statements, we have elected the practical expedient related to lease and non-lease components, as an accounting policy election for our office equipment leases, which allows a lessee to not separate non-lease from lease components and instead account for consideration received in a contract as a single lease component. We have also elected the practical expedients to exclude leases considered to be short-term and with values that fall under our capitalization threshold.

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

The classification of operating and finance lease asset and liability balances within the Consolidated Balance Sheets was as follows:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

	Financial Statement Line	December 31, 2019
Assets
Operating lease assets	Other assets	$335
Financing lease assets	Property and equipment, net	1,263
Total lease assets		$1,598

Liabilities
Operating lease liabilities	Operating lease liability	$324
Financing lease liabilities	Other liabilities	34
Total lease liabilities		$358

The components of lease expenses were as follows:

Year Ended
December 31, 2019
Operating lease expense	$183
Financing lease expense:
Amortization of leased assets	396
Interest on lease liabilities	1
Short-term lease expense	139
Net lease expense	$719

At December 31, 2019, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
2020	$179	$16	$195
2021	136	16	152
2022	47	6	53
2023	22	—	22
2024	19	—	19
Thereafter	1,199	—	1,199
Total undiscounted future minimum lease payments	1,602	38	1,640
Less: Imputed interest	(1,278)	(4)	(1,282)
Present value of lease liabilities	$324	$34	$358

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

December 31, 2019
Weighted average remaining lease term (months)
Operating leases	176
Financing leases	28

Weighted average discount rate
Operating leases	4.00%
Financing leases	3.27%

Other cash and non-cash related activities were as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$1,081

Right-of-use assets obtained in exchange for new operating lease liabilities	$7
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,111

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

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2019	2018	2017
Federal:
Current	$58	$(1,510)	$(1,147)
Deferred	(4,520)	(1,240)	(9,911)
Benefit for Federal income tax expense	(4,462)	(2,750)	(11,058)

State:
Current	1,100	(654)	496
Deferred	241	(1,229)	1,327
Provision (benefit) for State income tax expense	1,341	(1,883)	1,823
Benefit for income taxes	$(3,121)	$(4,633)	$(9,235)

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2019	2018	2017
Expected income tax expense at federal rate	$(6,847)	$(875)	$319
State tax expense, net of federal deduction benefit	(882)	(1,205)	366
Dividend received deduction	(195)	(170)	(294)
Other permanent items	1,349	564	128
Prior period accrual adjustment	3,415	(1,391)	(2,263)
Municipal tax-exempt interest	(587)	(735)	(1,398)
Valuation allowance	989	—	—
Change in enacted tax rate(1)	—	—	(6,777)
Change in special loss discount account	—	(821)	—
Other, net	(363)	—	684
Reported income tax expense (benefit)	$(3,121)	$(4,633)	$(9,235)
 (1) Pursuant to the recently enacted 2017 Tax Act legislation.

On December 22, 2017, the 2017 Tax Act was signed into law. At the time it was enacted, the Tax Act was subject to further clarification and interpretation by the U.S. Treasury Department and Internal Revenue Service. For example, the 2017 Tax Act changed the methodology used by insurance companies to calculate their insurance claims and reserves for tax purposes, including revaluing those tax basis liabilities as of January 1, 2018, based on a methodology and discount factors that had not been published. In November 2018, the U.S. Treasury issued proposed regulations providing the interest rate to be used in determining the tax-related discount on insurance claims and reserves. In June 2019, the U.S Treasury issued final regulations providing for updated discount factors to account for the revised interest rate to be used in determining the discount on insurance claims and reserves. The 2017 Tax Act provided a transitional deferred tax liability (taxes payable over an 8-year period). Since the established transition liability was completely offset by an increase in related deferred tax asset, the adjustment to the final amount when the factors were published in 2018 did not impact the Company’s effective tax rate. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (SAB 118), initial changes in deferred taxes resulting from clarification and interpretation of the 2017 Tax Act were recorded in 2018, the period in which the guidance was published.

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

The table below summarizes the significant components of our net deferred tax liability:

	December 31,
	2019	2018
Deferred tax assets:
Unearned premiums	$19,482	$19,661
Unrealized loss	—	2,145
Tax-related discount on loss reserve	2,300	2,055
Dual consolidated loss carryforward	2,181	—
Net operating loss carryforward	8,709	—
Other	1,451	999
Total pre-allowance deferred tax assets	34,123	24,860
Valuation allowance	(989)	—
Total deferred tax assets	33,134	24,860
Deferred tax liabilities:
Deferred acquisitions costs	(27,939)	(26,966)
Unrealized gain	(10,484)	—
Intangible assets	(5,631)	(7,397)
Prepaid expenses	(762)	(665)
Investments	(152)	(221)
Fixed assets	(2,728)	(1,864)
Total deferred tax liabilities	(47,696)	(37,113)
Net deferred tax liability	$(14,562)	$(12,253)

In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income (loss), reversals of temporary items, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2019, we carried a valuation allowance of $842,000 related to net loss carryforwards and $147,000 related to equity compensation.

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2015; therefore, only the 2016 through 2019 tax years remain subject to examination by taxing authorities. We are currently being examined by the Internal Revenue Service (IRS) regarding our 2016 income tax return and there are no issues or concerns to date.

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

As of December 31, 2019, we have not deemed any uncertain tax positions to be material at the consolidated level with regard to our tax returns.

14)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers’ ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries, UPC, ACIC, and JIC are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At December 31, 2019, and during the year then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate in 2019.

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

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and we collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. We currently collect assessments levied upon policyholders on behalf of Louisiana Citizens Property Insurance Corporation in the amount of 2.65% of written premium and on behalf of Connecticut Healthy Homes Fund in the amount of $12.00 per each homeowners policy.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At December 31, 2019, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at December 31, 2019 and 2018, was $415,948,000, and $437,449,000, respectively.

The amount of restricted net assets of UPC, ACIC, FSIC, IIC, and JIC at December 31, 2019 was $156,673,000, $150,699,000, $20,916,000, $51,394,000, and $61,148,000, respectively.

NAIC law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2019 and 2018.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

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

Our insurance subsidiaries must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP. For the years ended December 31, 2019, 2018 and 2017, our combined recorded statutory net income (loss) was $(38,507,000), $(5,199,000), and $832,000, respectively.

15)    RELATED PARTY TRANSACTIONS

Groelle & Salmon, PA

One of our former executive officers who acted as an executive officer during a portion of the year ended December 31, 2018, Ms. Kimberly Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the years ended December 31, 2018 and 2017, while Ms. Salmon was employed at the Company, Groelle & Salmon, PA billed us approximately $2,407,000 and $3,188,000, respectively. Ms. Salmon’s spouse has a 50% interest in these billings, or approximately $1,204,000 and $1,594,000 for the years ended December 31, 2018 and 2017, respectively. Effective September 7, 2018, Ms. Salmon stepped down from her role at UPC Insurance.

AmRisc, LLC

AmRisc, a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Vice Chairman of our Board of Directors, beneficially owned approximately 7.7% of AmRisc and was also the Chief Executive Officer of AmRisc during 2018. On December 31, 2018, Mr. Peed sold his interest in AmRisc and, effective January 1, 2019, became Non-Executive Vice Chairman of AmRisc. Effective December 31, 2019, Mr. Peed resigned from his position as Non-Executive Vice Chairman.
In accordance with the managing general agency contract with AmRisc, we recorded $406,914,000, $361,904,000, and $220,150,000 of gross written premiums for the years ended December 31, 2019, 2018, and 2017, respectively, resulting in gross fees and commission (including a profit commission) of $107,577,000, $95,920,000, and $60,016,000 due to AmRisc, respectively. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $6,253,000, $5,146,000, and $3,564,000 in ceded premiums to AmRisc as a reinsurance intermediary for the years ended December 31, 2019, 2018, and 2017, respectively.
Net premiums receivable (net of commissions) of $38,921,000 were due from AmRisc as of December 31, 2019. These premiums were paid by AmRisc to our premium trust account by wire transfer within 15 days of collection pursuant to the underwriting contract with AmRisc.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

16)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2019, 2018, and 2017, our contributions to the plan on behalf of the participating employees were $787,000, $861,000, and $604,000, respectively.

17)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income items within comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders’ equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income (loss) at year end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2016	$1,464	$(642)	$822
Changes in net unrealized gain on investments	10,647	(3,747)	6,900
Reclassification adjustment for net realized gains	(67)	17	(50)
Reclassification due to adoption of ASU 2018-02	—	1,549	1,549
December 31, 2017	12,044	(2,823)	9,221
Reclassification due to adoption of ASU 2016-01	(12,300)	2,962	(9,338)
Adjusted balance at January 1, 2018	(256)	139	(117)
Changes in net unrealized gain on investments	(9,999)	2,327	(7,672)
Reclassification adjustment for net realized gains	(1,655)	414	(1,241)
December 31, 2018	(11,910)	2,880	(9,030)
Changes in net unrealized gain on investments	28,089	(6,219)	21,870
Reclassification adjustment for net realized gains	(1,217)	(304)	(1,521)
December 31, 2019	$14,962	$(3,643)	$11,319

18)    STOCKHOLDERS’ EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2019		2018		2017
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,569	$0.06	$2,565	$0.06	$1,301
Second Quarter	$0.06	$2,570	$0.06	$2,565	$0.06	$2,561
Third Quarter	$0.06	$2,571	$0.06	$2,569	$0.06	$2,564
Fourth Quarter	$0.06	$2,570	$0.06	$2,569	$0.06	$2,565

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

On November 6, 2018, ACIC and IIC paid dividends of $50,000,000 and $1,764,000, respectively, to the Company. In 2019, the Company returned the $1,764,000 paid by IIC in 2018.

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of December 31, 2019, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

Under the Company’s 2013 Omnibus Incentive Plan, 1,000,000 shares were authorized for issuance at December 31, 2019.

The following table presents our total stock-based compensation expense:

	Year ended December 31,
	2019	2018	2017
Employee stock-based compensation expense
Pre-tax (1)	$2,019	$1,095	$1,616
Post-tax (2)	1,595	865	1,277
Director stock-based compensation expense
Pre-tax (1)	988	1,319	996
Post-tax (2)	781	1,042	787
(1) This table does not include withholding of vested shares for tax liabilities, which totaled $296,000, $418,000, and $287,000 in 2019, 2018, and 2017, respectively.
(2) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $3,560,000 of unrecognized stock compensation expense at December 31, 2019 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 1.9 years. We had approximately $246,000 of unrecognized director stock-based compensation expense at December 31, 2019 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.4 years.

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

Performance stock units vest based on the Company’s return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2018 and 2019 awards.

We granted 134,231, 174,602, and 167,622 shares of restricted common stock, which had a weighted-average grant date fair value of $16.24, $20.07, and $15.62 per share during the years ended December 31, 2019, 2018, and 2017, respectively. Additionally, during the year ended December 31, 2019, the Company granted 45,000 shares of restricted common stock, with a fair value of $15.70 per share, which is contingent upon stockholder approval of the 2020 Omnibus Incentive Plan. Stockholders will vote on this matter at our 2020 annual meeting of stockholders.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	169,642	$16.87
Granted	167,622	15.62
Less: Forfeited	17,537	14.07
Less: Vested	107,633	16.24
Outstanding as of December 31, 2017	212,094	$16.44
Granted	174,602	20.07
Less: Forfeited	21,502	18.82
Less: Vested	147,258	16.68
Outstanding as of December 31, 2018	217,936	$18.96
Granted (1)	134,231	16.24
Less: Forfeited	6,059	20.15
Less: Vested	131,613	19.22
Outstanding as of December 31, 2019	214,495	$17.49
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

We granted 99,181 stock options during the year ended December 31, 2019, which had a weighted average grant date fair value of $5.96 per share. We granted 107,888 stock options during the year ended December 31, 2018 which had a weighted-average grant date fair value of $8.26 per share.

The following table presents certain information related to the activity of our non-vested stock option grants:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	—	$—	—	$—
Granted	107,888	20.94	—	—
Less: Forfeited	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of December 31, 2018	107,888	$20.94	9.76	$—

Vested as of December 31, 2018	—	$—	—	$—
Exercisable as of December 31, 2018	—	$—	—	$—

Outstanding as of December 31, 2018	107,888	$20.94	—	$—
Granted	99,181	16.25	—	—
Less: Forfeited	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of December 31, 2019	207,069	$18.69	9.00	$—

Vested as of December 31, 2019	35,965	$20.94	8.76	$—
Exercisable as of December 31, 2019	35,965	$20.94	8.76	$—

20) QUARTERLY RESULTS (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2019
Revenues	$202,321	$204,776	$207,598	$210,421
Income (loss) before income taxes	$12,333	$(3,605)	$(36,074)	$(5,260)
Net income (loss)	$9,578	$(2,797)	$(28,215)	$(8,051)
Less: Net income attributable to NCI	$109	$106	$65	$107
Net income (loss) attributable to UIHC	$9,469	$(2,903)	$(28,280)	$(8,158)
Earnings per common share - Basic (2)	$0.22	$(0.07)	$(0.66)	$(0.19)
Earnings per common share - Diluted (2)	$0.22	$(0.07)	$(0.66)	$(0.19)

2018
Revenues (1)	$180,127	$183,148	$187,652	$181,089
Income (loss) before income taxes	$11,716	$19,332	$(15,870)	$(19,416)
Net income (loss)	$8,369	$14,701	$(11,707)	$(10,968)
Less: Net income (loss) attributable to NCI	$—	$—	$1	$103
Net income (loss) attributable to UIHC	$8,369	$14,701	$(11,708)	$(11,071)
Earnings per common share - Basic (2)	$0.20	$0.34	$(0.27)	$(0.26)
Earnings per common share - Diluted (2)	$0.20	$0.34	$(0.27)	$(0.26)
(1) The sum of the quarterly reported amounts does not equal the full year due to a presentation change in ceding commission income incurred during the second quarter of 2018.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2019

(2) Earnings per common share is calculated based on the earnings attributable to UIHC. The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.
21)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

The Company announced that its Board of Directors declared a $0.06 per share quarterly cash dividend which was paid on March 11, 2020 to stockholders of record as of March 4, 2020.

On January 24, 2020, our insurance subsidiary, IIC, paid a $12,000,000 dividend to the Company. On February 20, 2020, the Company made a $12,000,000 capital contribution to our insurance subsidiary, UPC.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of December 31, 2019, the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under that framework, management concluded that our internal control over our financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, other than described below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness Identified in 2018

In 2018, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to a material weakness in internal control over financial reporting. During 2019, our management with the oversight of the Audit Committee of the Board of Directors, was engaged in efforts to remediate the material weakness identified and disclosed in Item 9A of the annual report on Form 10-K for the year ended December 31, 2018. We have designed, implemented and tested enhancements to our intern control for operational effectiveness after adding finance and accounting personnel. Based on the results of our testing, management has concluded that the controls are adequately designed and have

UNITED INSURANCE HOLDINGS CORP.

operated effectively for a sufficient period of time during 2019. Accordingly, the material weakness was considered to be remediated.

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

Item 9B. Other Information

At our 2019 Annual Meeting of Stockholders, the Board of Directors recommended, and the majority of the shares represented at the meeting voted in favor of, holding an advisory say-on-pay vote every three years. In light of the voting results, the Board of Directors has determined that it will hold such advisory say-on-pay vote every three years until the next required advisory vote on the frequency of future advisory say-on-pay votes.

UNITED INSURANCE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of United Insurance Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 12, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida
March 12, 2020

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2020 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 (the 2020 Proxy Statement).

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our 2020 Proxy Statement.

UNITED INSURANCE HOLDINGS CORP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements. In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules. Schedule I – Summary of Investments, Schedule II - Condensed Financial Information of Registrant, Schedule IV – Reinsurance, Schedule V – Valuation and Qualifying Accounts and Schedule VI - Supplemental Information Concerning Consolidated Property and Casualty Insurance Operations are filed as a part of this Form 10-K along with the related report of the Independent Registered Public Accounting Firm included in Part II, Item 8. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

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

3.3	Amended and Restated Bylaws (included as exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 5, 2019, and incorporated herein by reference).

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

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.16
Amended and Restated Employment Agreement between United Insurance Holdings Corp. and John Forney, dated April 21, 2017 (included as exhibit 10.1 to the Form 8-K, filed on April 24, 2017, and incorporated herein by reference).

10.17
Amendment to Employment Agreement, dated October 10, 2018, between United Insurance Holdings Corp. and John Forney (included as exhibit 10.1 to the Form 8-K filed on October 16, 2018, and incorporated herein by reference)

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of RSM US LLP for 2017 financial statements.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2019
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government and agency securities	$120,260	$120,816	$120,816
Foreign governments	3,975	4,071	4,071
States, municipalities and political subdivisions	131,203	133,751	133,751
Public utilities	24,660	25,334	25,334
Corporate securities	281,892	288,872	288,872
Mortgage backed securities	248,206	251,903	251,903
Asset backed securities	56,487	57,129	57,129
Redeemable preferred stocks	2,915	2,985	2,985
Total fixed maturities	869,598	884,861	884,861
Mutual funds	52,298	65,453	65,453
Common stocks:
Public utilities	3,098	3,663	3,663
Other common stocks	32,669	44,492	44,492
Nonredeemable preferred stocks	2,960	3,002	3,002
Total equity securities	91,025	116,610	116,610
Other investments	8,067	10,252	10,252
Total investments	$968,690	$1,011,723	$1,011,723

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
	2019	2018
Assets
Fixed maturities, available for sale, at fair value	$15,020	$45,372
Equity securities, at fair value	18,594	14,178
Cash and cash equivalents	3,160	4,567
Accrued investment income	79	192
Investment in subsidiaries	644,015	643,526
Goodwill	10,157	10,157
Property and equipment, net	12,010	8,054
Other assets	4,187	14,163
Total Assets	$707,222	$740,209

Liabilities
Intercompany payable	$31,401	$48,103
Accounts payable and accrued expenses	421	443
Lease Liabilities	64	—
Other Liabilities	186	—
Long-term notes payable	151,285	151,294
Total Liabilities	183,357	199,840

Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	391,852	389,141
Treasury stock	(431)	(431)
Accumulated other comprehensive income (loss)	11,319	(9,030)
Retained earnings	100,394	140,546
Total UIHC Stockholders’ Equity	503,138	520,230
Noncontrolling Interests	20,727	20,139
Total Stockholders’ Equity	523,865	540,369
Total Liabilities and Stockholders’ Equity	$707,222	$740,209

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2019	2018	2017
REVENUE:
Net income (loss) from subsidiaries (equity method)	$(24,131)	$10,124	$14,000
Net realized investment gain (loss)	63	(160)	—
Net investment income	1,156	2,353	53
Net unrealized gain (loss) on equity securities	4,036	(1,223)	—
Total revenues	(18,876)	11,094	14,053

EXPENSES:
Operating and underwriting	219	198	348
General and administrative	3,042	3,416	9,078
Interest expense	9,499	9,557	2,939
Total expenses	12,760	13,171	12,365
Income (loss) before other income	(31,636)	(2,077)	1,688
Other income	—	11	75
Income (loss) before income taxes	(31,636)	(2,066)	1,763
Provision for income tax benefit	(2,151)	(2,460)	(8,382)
Net income (loss)	$(29,485)	$394	$10,145
Less: Net income attributable to NCI	387	104	—
Net income (loss) attributable to UIHC	$(29,872)	$290	$10,145
Unrealized gain (loss) on investments	28,366	(22,264)	10,647
Reclassification adjustments - gains	(1,228)	(1,655)	(67)
Income tax benefit (expense) related to other items of comprehensive income	(6,588)	5,703	(2,181)
Total comprehensive income (loss)	$(8,935)	$(17,822)	$18,544
Less: Comprehensive income attributable to NCI	588	139	—
Total comprehensive income (loss) attributable to UIHC	$(9,523)	$(17,961)	$18,544

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$(29,485)	$394	$10,145
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends received from (returned to) subsidiaries	(1,764)	51,764	—
Depreciation and amortization	1,131	1,079	1,208
Bond amortization	66	(6)	—
Unrealized losses (gains) on equities	(4,036)	1,223	—
Net realized investment losses (gains)	(63)	160	—
Deferred income taxes, net	(511)	(570)	(777)
Stock based compensation	3,007	2,414	2,613
Changes in operating assets and liabilities:
Accrued investment income	113	(192)	—
Other assets	9,976	(908)	359
Accounts payable and accrued expenses	(22)	(524)	447
Intercompany payable	(16,702)	21,975	11,597
Lease liabilities	64	—	—
Other liabilities	313	—	(1,905)
Net cash provided by (used in) operating activities	(37,913)	76,809	23,687
INVESTING ACTIVITIES
Proceeds from sales of investments available for sale	35,036	37,315	—
Purchases of investments available for sale	(3,567)	(72,635)	(26,584)
Investment in subsidiaries	20,709	(104,125)	(23,283)
Cost of property and equipment acquired	(4,749)	(1,032)	(449)
Net cash provided by (used) in investing activities	47,429	(140,477)	(50,316)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(296)	(418)	(287)
Proceeds from borrowings	—	—	150,000
Repayments of borrowings	(347)	(347)	(38,897)
Payments of debt issuance costs	—	(63)	(3,264)
Dividends	(10,280)	(10,268)	(8,991)
Net cash provided by (used in) financing activities	(10,923)	(11,096)	98,561
Increase (decrease) in cash	(1,407)	(74,764)	71,932
Cash and cash equivalents at beginning of period	4,567	79,331	7,399
Cash and cash equivalents at end of period	$3,160	$4,567	$79,331

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2019	$1,278,504	$633,275	$101,764	$746,993	13.6%
2018	1,148,190	512,270	104,211	740,131	14.1%
2017	989,525	447,329	51,323	593,519	8.6%

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Receivable
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2019	$405	$216	$(319)	$302
2018	384	597	(576)	405
2017	144	294	(54)	384

	Deferred Tax Valuation Allowance
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2019	$—	989	—	$989

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

Year	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2019	$760,357	$466,359	$33,134	$404,784	$30,145
2018	661,203	404,271	4,318	401,815	26,170
2017	482,232	368,148	(2,613)	351,406	17,126

Year	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Costs (DPAC)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2019	$104,572	$278,161	$746,993	$752,400	$674,055
2018	105,582	225,900	740,131	689,276	627,313
2017	103,882	171,915	593,519	585,490	555,873

Item 16. Form 10-K Summary

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	March 12, 2020	By:	/s/ John L. Forney
		Name:	John L. Forney
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Forney John L. Forney	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2020

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer (principal financial and accounting officer)	March 12, 2020

/s/ Gregory C. Branch Gregory C. Branch	Chairman of the Board	March 12, 2020

/s/ R. Daniel Peed R. Daniel Peed	Vice Chairman of the Board	March 12, 2020

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Lead Director	March 12, 2020

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 12, 2020

/s/ Michael R. Hogan Michael R. Hogan	Director	March 12, 2020

/s/ William H. Hood, III William H. Hood, III	Director	March 12, 2020

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 12, 2020

/s/ Patrick F. Maroney Patrick F. Maroney	Director	March 12, 2020

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 12, 2020