Form 10-Q
period 2020-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2020-05-08
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Commission File Number 001-35761
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 1, 2020, 42,983,371 shares of common stock, par value $0.0001 per share, were outstanding.

UNITED INSURANCE HOLDINGS CORP.

Throughout this Quarterly Report on Form 10-Q (Form 10-Q), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Form 10-Q, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, gross written premium, earnings per share, estimated unpaid losses on insurance policies, investment returns, and diversification and expectations about our liquidity, our ability to meet our investment objectives and our ability to manage and mitigate market risk with respect to our investments. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “plan,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our exposure to catastrophic events and severe weather conditions;

•	the regulatory, economic and weather conditions present in Florida, the state in which we are most concentrated;

•	our ability to cultivate and maintain agent relationships, particularly our relationship with AmRisc, LLC (AmRisc);

•	the possibility that actual claims incurred may exceed our loss reserves for claims;

•	assessments charged by various governmental agencies;

•	our ability to implement and maintain adequate internal controls over financial reporting;

•	our ability to maintain information technology and data security systems, and to outsource relationships;

•	our reliance on key vendor relationships, and the ability of our vendors to protect the personally identifiable information of our customers, claimants or employees;

•	our ability to attract and retain the services of senior management;

•	risks and uncertainties relating to our acquisitions, mergers and other strategic transactions;

•	risks associated with joint ventures and investments in which we share ownership or management with third parties;

•	our ability to generate sufficient cash to service all of our indebtedness and comply with covenants and other requirements related to our indebtedness;

•	our ability to increase or maintain our market share;

•	changes in the regulatory environment present in the states in which we operate;

•	the impact of new federal or state regulations that affect the insurance industry;

•	the cost, variability and availability of reinsurance;

•	our ability to collect from our reinsurers on our reinsurance claims;

•	dependence on investment income and the composition of our investment portfolio and related market risks;

•	the possibility of the pricing and terms for our products to decline due to the historically cyclical nature of the property and casualty insurance and reinsurance industry;

•	the outcome of legal actions pending against us, including the terms of any settlements;

•	downgrades in our financial strength or stability ratings;

•	the impact of future sales of substantial amounts of our common stock by us or our significant stockholders on our stock price;

•	our ability to pay dividends in the future, which may be constrained by our holding company structure;

•	the ability of our subsidiaries to pay dividends in the future, which may affect our liquidity and our ability to meet our obligations;

•
the ability of R. Daniel Peed and his affiliates to exert significant control over us due to substantial ownership of our common stock, subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities;

•	the impact of transactions by R. Daniel Peed and his affiliates on the price of our common stock;

•	provisions in our charter documents that may make it harder for others to obtain control of us;

•	the impact of the novel strain of coronavirus (COVID-19) and related business disruption and economic uncertainty on our business, results of operations and financial condition; and

•	other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019.

We caution you not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $862,565 and $869,598, respectively)	$873,786	$884,861
Equity securities	111,915	116,610
Other investments (amortized cost of $9,336 and $8,067, respectively)	9,565	10,252
Total investments	$995,266	$1,011,723
Cash and cash equivalents	218,355	215,469
Restricted cash	64,058	71,588
Total cash, cash equivalents and restricted cash	$282,413	$287,057
Accrued investment income	5,478	5,901
Property and equipment, net	34,955	32,728
Premiums receivable, net (credit allowance of $126 and $165, respectively)	90,547	86,568
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $241 and $256, respectively)	514,485	550,136
Ceded unearned premiums	179,513	270,034
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	104,882	104,572
Intangible assets, net	24,941	26,079
Other assets, net (credit allowance of $112 and $141, respectively)	26,234	19,375
Total Assets	$2,331,759	$2,467,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$711,042	$760,357
Unearned premiums	664,619	674,055
Reinsurance payable on premiums	112,390	166,131
Payments outstanding	45,029	57,555
Accounts payable and accrued expenses	70,506	78,592
Operating lease liability	2,421	324
Other liabilities	60,959	47,407
Notes payable, net	158,636	158,932
Total Liabilities	$1,825,602	$1,943,353
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,053,003 and 43,056,310 issued, respectively; 42,943,447 and 43,028,074 outstanding, respectively	4	4
Additional paid-in capital	392,552	391,852
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income	8,493	11,319
Retained earnings	84,838	100,394
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$485,456	$503,138
Noncontrolling interests (NCI)	20,701	20,727
Total Stockholders' Equity	$506,157	$523,865
Total Liabilities and Stockholders' Equity	$2,331,759	$2,467,218
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended
	March 31,
	2020	2019
REVENUE:
Gross premiums written	$335,183	$318,559
Change in gross unearned premiums	9,436	(6,746)
Gross premiums earned	344,619	311,813
Ceded premiums earned	(153,023)	(131,091)
Net premiums earned	191,596	180,722
Net investment income	6,917	7,295
Net realized investment gains (losses)	(68)	181
Net unrealized gain (loss) on equity securities	(26,456)	10,173
Other revenue	4,315	3,950
Total revenue	176,304	202,321
EXPENSES:
Losses and loss adjustment expenses	102,837	104,547
Policy acquisition costs	58,875	55,246
Operating expenses	9,704	10,211
General and administrative expenses	18,301	17,581
Interest expense	2,419	2,409
Total expenses	192,136	189,994
Income (loss) before other income	(15,832)	12,327
Other income	28	6
Income (loss) before income taxes	(15,804)	12,333
Provision (benefit) for income taxes	(3,288)	2,755
Net income (loss)	$(12,516)	$9,578
Less: Net income attributable to noncontrolling interests	207	109
Net income (loss) attributable to UIHC	$(12,723)	$9,469
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	(4,110)	14,322
Reclassification adjustment for net realized investment losses (gains)	68	(181)
Income tax benefit (expense) related to items of other comprehensive income (loss)	983	(3,459)
Total comprehensive income (loss)	$(15,575)	$20,260
Less: Comprehensive income (loss) attributable to NCI	(26)	231
Comprehensive income (loss) attributable to UIHC	$(15,549)	$20,029

Weighted average shares outstanding
Basic	42,805,527	42,696,681
Diluted	42,805,527	42,986,484

Earnings available to UIHC common stockholders per share
Basic	$(0.30)	$0.22
Diluted	$(0.30)	$0.22
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Statements include related party transactions as detailed in Note 12.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity For the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2018	42,984,578	$4	$389,141	$(431)	$(9,030)	$140,546	$520,230	$20,139	$540,369
Net income	—	—	—	—	—	9,469	9,469	109	9,578
Other comprehensive income, net	—	—	—	—	10,560	—	10,560	122	10,682
Stock Compensation	24,151	—	901	—	—	—	901	—	901
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,569)	(2,569)	—	(2,569)
March 31, 2019	43,008,729	$4	$390,042	$(431)	$1,530	$147,446	$538,591	$20,370	$558,961

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2019	43,028,074	$4	$391,852	$(431)	$11,319	$100,394	$503,138	$20,727	$523,865
Net income (loss)	—	—	—	—	—	(12,723)	(12,723)	207	(12,516)
Other comprehensive loss, net	—	—	—	—	(2,826)	—	(2,826)	(233)	(3,059)
Reclassification due to adoption of ASU 2016-13	—	—	—	—	—	(262)	(262)	—	(262)
Stock Compensation	(84,627)	—	700	—	—	—	700	—	700
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,571)	(2,571)	—	(2,571)
March 31, 2020	42,943,447	$4	$392,552	$(431)	$8,493	$84,838	$485,456	$20,701	$506,157

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(12,516)	$9,578
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	2,510	2,320
Bond amortization and accretion	1,564	1,186
Net realized losses (gains) on investments	68	(181)
Net unrealized losses (gains) on equity securities	26,456	(10,173)
Provision for uncollectable premiums	10	(58)
Deferred income taxes, net	(3,461)	(958)
Stock based compensation	700	901
Changes in operating assets and liabilities:
Accrued investment income	423	352
Premiums receivable	(3,854)	2,946
Reinsurance recoverable on paid and unpaid losses	35,395	(28,462)
Ceded unearned premiums	90,521	84,581
Deferred policy acquisition costs, net	(310)	(3,907)
Other assets	(6,999)	(2,902)
Unpaid losses and loss adjustment expenses	(49,315)	(31,235)
Unearned premiums	(9,436)	6,746
Reinsurance payable on premiums	(53,741)	(59,153)
Payments outstanding	(12,526)	9,107
Accounts payable and accrued expenses	(8,086)	(6,899)
Operating lease liability	2,097	438
Other liabilities	17,998	23,309
Net cash provided by (used in) operating activities	$17,498	$(2,464)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	63,743	45,586
Equity securities	1,233	511
Other investments	212	2,256
Purchases of:
Fixed maturities	(58,266)	(23,359)
Equity securities	(21,116)	(862)
Other investments	(1,481)	(5,361)
Cost of property, equipment and capitalized software acquired	(3,515)	(3,297)
Net cash provided by (used in) investing activities	$(19,190)	$15,474
FINANCING ACTIVITIES
Repayments of borrowings	(381)	(382)
Dividends	(2,571)	(2,569)
Net cash used in financing activities	$(2,952)	$(2,951)
Increase (decrease) in cash, cash equivalents and restricted cash	(4,644)	10,059
Cash, cash equivalents and restricted cash at beginning of period	287,057	184,120
Cash, cash equivalents and restricted cash at end of period	$282,413	$194,179
Supplemental Cash Flows Information
Interest paid	$70	$105
Income taxes paid	$—	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

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

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We reclassified certain amounts in the 2019 financial statements to conform to the 2020 presentation, including reclassifying the presentation of "outstanding checks in excess of funds on deposit" in the financing section of the Unaudited Condensed Consolidated Statements of Cash Flows to "changes in payments outstanding" in the operating section, to provide the users of the financial statement with more transparency. These reclassifications had no impact on our results of operations or stockholders' equity, as previously reported.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate our results for the remainder of the year or for any other future period.

(c)Impact of COVID-19, Financial Status and Outlook

In recent months, there has been an outbreak of a novel strain of COVID-19 in many countries in the world, which was declared a pandemic by the World Health Organization in March 2020. This has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans and restrictions, self-imposed quarantine periods, state and local shelter-in-place orders, business and government shutdowns and social distancing, have caused material disruption to businesses and economies globally. In addition, global equity markets have experienced significant volatility and weakness.

We are committed to our employees, agents, customers and shareholders in our resolve to maintain a stable and secure business. We have continued to operate at nearly full capacity while taking the necessary steps to ensure the health and safety of our employees through adherence to CDC and local government work guidelines. In addition, we have converted to virtual sales processes to enable our agents to continue their activities.

We have not seen a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exception of fluctuations in our investment portfolios due to volatility in the equity securities markets, as further described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs.

The scope, severity and longevity of any business shutdowns and economic disruption as a result of the COVID-19 outbreak is highly uncertain and cannot be predicted at this time, as new information may continue to emerge concerning the actions governments may take to contain or mitigate the spread of the virus or address its impact on individuals, businesses and the economy. We did not incur material claims or significant disruptions to our business for the three months ended March 31, 2020. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial conditions in future periods, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

We have made no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the standards adopted in 2020 as noted below.

(b) Allowance for Expected Credit Losses

We are exposed to credit losses primarily through three different pools of assets based on similar risk characteristics: premiums receivable for direct written business; reinsurance recoverables from ceded losses to our reinsurers; and our note receivable. We estimate the expected credit losses based on historical trends, credit ratings assigned to reinsurers by rating agencies, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts over its expected life. Changes in the relevant information may significantly affect the estimates of expected credit losses.

The allowance for credit losses is deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

The following table summarizes our allowance for expected credit losses by pooled asset for the three months ended March 31, 2020:

	December 31, 2019	Provision for expected credit losses	Write-offs	March 31, 2020
Premiums Receivable	$165	$(39)	$—	$126
Reinsurance Recoverables	256	(15)	—	241
Note Receivable	141	(29)	—	112
Total	$562	$(83)	$—	$479

(c) Income Taxes

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. We are assessing the impact of applying the tax provisions of the CARES Act, and believe it will have a favorable but immaterial impact on our U.S. Federal Tax obligations.

(d) Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). This update modifies the existing disclosure requirements on fair value measurements in Topic 820 by changing requirements regarding Level 1, Level 2 and Level 3 investments. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Entities are permitted to early adopt any removed or modified disclosures of ASU 2018-13 immediately and delay the adoption of the additional disclosures until their effective date. We early adopted the guidance on removed and modified disclosures and adopted the remainder of the guidance on January 1, 2020, which has not impacted the accompanying unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We intend to adopt this new guidance when we perform our annual assessment of goodwill as of September 30, 2020. In the event that a triggering event occurs and requires an earlier interim assessment, we intend to adopt the updated guidance at that time. Any impact of the standard on our consolidated financial statements and related disclosures will be dependent on market conditions of the reporting units at the time of our assessment and subsequent adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update is intended to replace the incurred loss impairment methodology in current GAAP with a method that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will provide users with more useful information regarding the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In addition, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this guidance as of January 1, 2020 using a modified retrospective approach, which allowed us to initially apply the new credit loss guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings for 2020, with no adjustment to prior periods presented.The cumulative effect to the opening balance of retained earnings was a decrease of $262,000, net of reversals from allowances recorded under prior guidance.

(e) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (ASU 2019-12). This update enhances and simplifies various aspects of the income tax guidance, including intra-period

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our unaudited condensed consolidated financial statements and related disclosures.

3)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at March 31, 2020 and December 31, 2019:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
U.S. government and agency securities	$104,530	$5,034	$44	$109,520
Foreign government	3,721	70	1	3,790
States, municipalities and political subdivisions	126,962	2,885	38	129,809
Public utilities	27,125	479	313	27,291
Corporate securities	285,633	4,087	7,025	282,695
Mortgage-backed securities	255,523	8,872	1,541	262,854
Asset-backed securities	52,181	282	849	51,614
Redeemable preferred stocks	6,890	—	677	6,213
Total fixed maturities	$862,565	$21,709	$10,488	$873,786

December 31, 2019
U.S. government and agency securities	$120,260	$749	$193	$120,816
Foreign government	3,975	97	1	4,071
States, municipalities and political subdivisions	131,203	2,611	63	133,751
Public utilities	24,660	700	26	25,334
Corporate securities	281,892	7,123	143	288,872
Mortgage-backed securities	248,206	4,174	477	251,903
Asset-backed securities	56,487	683	41	57,129
Redeemable preferred stocks	2,915	72	2	2,985
Total fixed maturities	$869,598	$16,209	$946	$884,861

Equity securities are summarized as follows:

	March 31, 2020		December 31, 2019
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$52,492	46.9%	$65,453	56.1%
Public utilities	6,255	5.6	3,663	3.1
Other common stocks	45,801	40.9	44,492	38.2
Nonredeemable preferred stocks	7,367	6.6	3,002	2.6
Total equity securities	$111,915	100.0%	$116,610	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three months ended March 31, 2020 and 2019:

	2020		2019
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$345	$59,225	$248	$6,004
Equity securities	12	280	6	59
Short-term investments	—	35	—	—
Total realized gains	357	59,540	254	6,063
Fixed maturities	(337)	4,518	(36)	9,589
Equity securities	(88)	953	(37)	383
Short-term investments	—	128	—	—
Total realized losses	(425)	5,599	(73)	9,972
Net realized investment gains (losses)	$(68)	$65,139	$181	$16,035

The table below summarizes our fixed maturities at March 31, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2020
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$81,916	9.5%	$81,888	9.4%
Due after one year through five years	266,843	30.9	269,289	30.8
Due after five years through ten years	194,258	22.5	196,540	22.5
Due after ten years	11,844	1.4	11,601	1.3
Asset and mortgage backed securities	307,704	35.7	314,468	36.0
Total	$862,565	100.0%	$873,786	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2020	2019
Fixed maturities	$5,470	$6,062
Equity securities	771	492
Cash and cash equivalents	671	135
Other investments	266	768
Other assets	9	88
Investment income	7,187	7,545
Investment expenses	(270)	(250)
Net investment income	$6,917	$7,295

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

Portfolio monitoring

We have a quarterly portfolio monitoring process to identify and evaluate each fixed-income security whose carrying value may be impaired as the result of a credit loss. For each fixed-income security in an unrealized loss position, if we determine that we intend to sell the security or that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements. The security's entire decline in fair value is recorded in earnings.

If our management decides not to sell the fixed-income security and it is more likely than not that we will not be required to sell the fixed-income security before recovery of its amortized cost basis, we evaluate whether the decline in fair value has resulted from credit losses or other factors. This is typically indicated by a change in the rating of the security assigned by a rating agency, and any adverse conditions specifically related to the security or industry, among other factors. If the assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in earnings. Credit loss is limited to the difference between a security's amortized cost basis and its fair value. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

During the three months ended March 31, 2020, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position, have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at March 31, 2020. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
March 31, 2020
U.S. government and agency securities	3	$2	$2,467	22	$42	$13,125
Foreign governments	—	—	—	1	1	350
States, municipalities and political subdivisions	19	38	13,084	—	—	—
Public utilities	31	313	14,960	—	—	—
Corporate securities	300	6,948	134,296	10	77	2,792
Mortgage-backed securities	93	1,304	53,126	10	237	3,904
Asset-backed securities	57	843	23,749	1	6	994
Redeemable preferred stocks	66	677	6,116	—	—	—
Total fixed maturities	569	$10,125	$247,798	44	$363	$21,165

December 31, 2019
U.S. government and agency securities	37	$89	$26,372	39	$104	$31,364
Foreign governments	—	—	—	2	1	600
States, municipalities and political subdivisions	31	61	14,508	2	2	1,262
Public utilities	9	25	4,626	2	1	250
Corporate securities	42	124	22,435	27	19	9,605
Mortgage-backed securities	89	322	59,101	50	155	12,738
Asset-backed securities	15	34	8,447	5	7	1,259
Redeemable preferred stocks	—	—	—	1	2	97
Total fixed maturities	223	$655	$135,489	128	$291	$57,175
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2020 and December 31, 2019. Changes in interest rates subsequent to March 31, 2020 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2020.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
March 31, 2020
U.S. government and agency securities	$109,520	$—	$109,520	$—
Foreign government	3,790	—	3,790	—
States, municipalities and political subdivisions	129,809	—	129,809	—
Public utilities	27,291	—	27,291	—
Corporate securities	282,695	—	282,695	—
Mortgage-backed securities	262,854	—	262,854	—
Asset-backed securities	51,614	—	51,614	—
Redeemable preferred stocks	6,213	1,815	4,398	—
Total fixed maturities	873,786	1,815	871,971	—
Mutual funds	52,492	52,492	—	—
Public utilities	6,255	6,255	—	—
Other common stocks	45,801	45,801	—	—
Non-redeemable preferred stocks	7,367	7,367	—	—
Total equity securities	111,915	111,915	—	—
Other investments (1)	1,590	300	1,290	—
Total investments	$987,291	$114,030	$873,261	$—

December 31, 2019
U.S. government and agency securities	$120,816	$—	$120,816	$—
Foreign government	4,071	—	4,071	—
States, municipalities and political subdivisions	133,751	—	133,751	—
Public utilities	25,334	—	25,334	—
Corporate securities	288,872	—	288,872	—
Mortgage-backed securities	251,903	—	251,903	—
Asset-backed securities	57,129	—	57,129	—
Redeemable preferred stocks	2,985	747	2,238	—
Total fixed maturities	884,861	747	884,114	—
Mutual Funds	65,453	65,453	—	—
Public utilities	3,663	3,663	—	—
Other common stocks	44,492	44,492	—	—
Non-redeemable preferred stocks	3,002	3,002	—	—
Total equity securities	116,610	116,610	—	—
Other investments (1)	499	300	199	—
Total investments	$1,001,970	$117,657	$884,313	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2020 and December 31, 2019, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, the Branch Banking & Trust Corporation (BB&T) and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended March 31, 2020, we transferred no investments between levels.

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

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Condensed Consolidated Balance Sheets, and we currently account for these investments at fair value utilizing a net asset value per share equivalent methodology.

The information presented in the table below is as of March 31, 2020:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments (1)	$7,746	$321	$92	$7,975
Certificates of deposit	300	—	—	300
Short-term investments	1,290	—	—	1,290
Total other investments	$9,336	$321	$92	$9,565
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

The following table presents the components of restricted assets:

	March 31, 2020	December 31, 2019
Trust funds	$63,134	$70,668
Cash on deposit (regulatory deposits)	924	920
Total restricted cash	$64,058	$71,588

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

4)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three-month periods ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to UIHC common stockholders	$(12,723)	$9,469

Denominator:
Weighted-average shares outstanding	42,805,527	42,696,681
Effect of dilutive securities	—	289,803
Weighted-average diluted shares	42,805,527	42,986,484

Earnings available to UIHC common stockholders per share
Basic	$(0.30)	$0.22
Diluted	$(0.30)	$0.22

See Note 15 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

5)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2020		December 31, 2019
Land	$2,114		$2,114
Building and building improvements (construction in progress of $2,904 and $2,180, respectively)	12,040		11,315
Computer hardware and software (software in progress of $8,805 and $6,317, respectively)	35,722		33,219
Office furniture and equipment	3,234		3,260
Leasehold improvements	94		20
Leased vehicles(1)	1,898	—	1,693
Total, at cost	55,102		51,621
Less: accumulated depreciation and amortization	(20,147)		(18,893)
Property and equipment, net	$34,955		$32,728
(1) Includes vehicles under capital leases. See Note 10 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $1,287,000 and $870,000 for the three months ended March 31, 2020 and 2019, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at March 31, 2020 and December 31, 2019, was $73,045,000. There was no goodwill acquired or disposed of during the three-month periods ended March 31, 2020 and 2019.

We completed our most recent goodwill impairment testing during the fourth quarter of 2019 and determined that there was no impairment in the value of the asset as of December 31, 2019. The future potential impacts of COVID-19 on the operating results of our reporting units are uncertain, as we continue to monitor the global economic volatility. However, we remain committed to our strategic plan to realize our long-term forecasts. As a result of our analysis, and in consideration of the totality of events and circumstances, we did not identify any triggering events of impairment during the first quarter of 2020.

No impairment loss in the value of goodwill was recognized during the three-month periods ended March 31, 2020 and 2019. Additionally, there was no accumulated impairment related to goodwill at March 31, 2020 or December 31, 2019.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2020	December 31, 2019
Intangible assets subject to amortization	$21,303	$22,440
Indefinite-lived intangible assets(1)	3,638	3,639
Total	$24,941	$26,079
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2020
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.7	34,661	(16,593)	18,068
Trade names acquired	4.0	6,381	(3,146)	3,235
Total		$83,830	$(62,527)	$21,303

December 31, 2019
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.8	34,661	(15,658)	19,003
Trade names acquired	4.3	6,381	(2,944)	3,437
Total		$83,830	$(61,390)	$22,440

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2020 and 2019.

Amortization expense of our intangible assets was $1,137,000 and $1,365,000 for the three months ended March 31, 2020 and 2019, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2020 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2020	$3,130
2021	3,555
2022	3,246
2023	3,246
2024	2,640
2025	2,438

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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss treaty, in effect from June 1, 2019 through May 31, 2020, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $3,200,000,000. In addition to this treaty, we have an aggregate excess of loss treaty effective January 1, 2020, which provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. We did not cede any catastrophe losses under this treaty for the three months ended March 31, 2020. The quota share agreement, effective June 1, 2019 to May 31, 2020, provides coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Reinsurance recoverable at the balance sheet dates consists of the following:

	March 31,	December 31,
	2020	2019
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$423,609	$482,315
Reinsurance recoverable on paid losses and loss adjustment expenses	90,876	67,821
Reinsurance recoverable	$514,485	$550,136

We write flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $333,000 and $342,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the three months ended March 31, 2020 and 2019 on a GAAP basis:

	March 31,
	2020	2019
Balance at January 1	$760,357	$661,203
Less: reinsurance recoverable on unpaid losses	482,315	477,870
Net balance at January 1	$278,042	$183,333

Incurred related to:
Current year	103,966	98,913
Prior years	(1,129)	5,634
Total incurred	$102,837	$104,547
Paid related to:
Current year	30,935	31,215
Prior years	62,511	60,893
Total paid	$93,446	$92,108

Net balance at March 31	$287,433	$195,772
Plus: reinsurance recoverable on unpaid losses	423,609	434,196
Balance at March 31	$711,042	$629,968

Composition of reserve for unpaid losses and LAE:
Case reserves	$294,679	$258,550
IBNR reserves	416,363	371,418
Balance at March 31	$711,042	$629,968

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at year end, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable developments in 2020 related to prior year losses. These favorable developments come as a result of strengthening of our case reserves at the end of 2019 based on a review of historical loss trends. The incurred losses and LAE and payments made during the quarter ended March 31, 2020 were in line with our incurred losses and LAE and payments made during the quarter ended March 31, 2019.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

9)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of March 31, 2020 and December 31, 2019:

		Effective Interest Rate	Carrying Value at
	Maturity		March 31, 2020	December 31, 2019
Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	1.90%	7,353	7,647
BB&T Term Note Payable	May 26, 2031	3.31%	3,871	3,958
Total long-term debt			$161,224	$161,605

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

BB&T Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to BB&T (the BB&T Note), with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The BB&T Note bears interest at 1.65% in excess of the one-month LIBOR, which resets monthly. LIBOR is expected to be phased out by the end of 2021. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our principal executive office, which has been pledged to the bank as security for the loan.

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At March 31, 2020, we were in compliance with the covenants in the Senior Notes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 1.90% at the end of March 2020. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2020, we were in compliance with the covenants in the SBA Note.

BB&T Note - Our BB&T Note requires that, at all times while there has been no losses from our insurance subsidiaries' operations (non-recurring losses), we will maintain a minimum cash flow coverage ratio of 1.2:1. The cash flow coverage ratio is defined as the ratio of our cash flow to debt service charges. This ratio will be tested annually, based on our audited financial statements. For the one-year period following a non-recurring loss, we are required to maintain a minimum cash flow coverage ratio of 1.0:1. This covenant will only be effective if the pre non-recurring losses test is failed, and is only available and effective for one annual test period. Thereafter, the non-recurring loss cash flow coverage ratio of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2019, we were not in compliance with the minimum cash flow coverage ratio covenant in the BB&T Note. However, we obtained a waiver from BB&T for such non-compliance for the year ended December 31, 2019.

In addition, the BB&T Note requires that we establish and maintain with BB&T at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, BB&T may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At March 31, 2020, we were in compliance with the covenants in the BB&T Note other than the minimum cash flow coverage ratio covenant.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the three months ended March 31, 2020 and 2019:

	2020	2019
Balance at January 1,	$2,672	$3,010
Additions	—	—
Amortization	(84)	(84)
Balance at March 31,	$2,588	$2,926

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

At March 31, 2020, we were not involved in any material non-claims-related legal actions.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

Commitments to fund partnership investments

We have fully funded two limited partnership investments and have committed to fund our remaining four limited partnership investments. The amount of unfunded commitments was $2,161,000 and $2,201,000 at March 31, 2020 and December 31, 2019, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$2,359	$335
Financing lease assets	Property and equipment, net	1,316	1,263
Total lease assets		$3,675	1,598

Liabilities
Operating lease liabilities	Operating lease liability	$2,421	$324
Financing lease liabilities	Other liabilities	37	34
Total lease liabilities		$2,458	$358

The components of lease expenses were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease expense	$127	$43
Financing lease expense:
Amortization of leased assets	151	56
Short-term lease expense	—	77
Net lease expense	$278	$176

At March 31, 2020, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2020	$472	$14	$486
2021	601	18	619
2022	527	8	535
2023	516	—	516
2024	528	—	528
Thereafter	1,373	—	1,373
Total undiscounted future minimum lease payments	4,017	40	4,057
Less: Imputed interest	(1,596)	(3)	(1,599)
Present value of lease liabilities	$2,421	$37	$2,458

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (months)
Operating leases	75	176
Financing leases	27	28

Weighted average discount rate
Operating leases	3.56%	4.00%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$197	361

Right-of-use assets obtained in exchange for new operating lease liabilities	2,136	—
Right-of-use assets obtained in exchange for new financing lease liabilities	203	371

See Note 9 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to regulatory actions.

11)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries UPC, ACIC and JIC are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At March 31, 2020, and during the three months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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
March 31, 2020

The SBA Note is considered a surplus note pursuant to statutory accounting principles. As a result, UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the SBA Note. Any payment of principal or interest requires permission from the insurance regulatory authority.

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three months ended March 31, 2020, our combined recorded statutory net income was $7,208,000. Our combined recorded statutory net loss for the three months ended March 31, 2019 was $7,735,000.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At March 31, 2020, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at March 31, 2020 and December 31, 2019 was $403,913,000 and $415,948,000, respectively.

12)    RELATED PARTY TRANSACTIONS

AmRisc, LLC

AmRisc, a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. Effective January 1, 2019, R. Daniel Peed, Vice Chairman of our Board of Directors, became Non-Executive Vice Chairman of AmRisc. Effective December 31, 2019, Mr. Peed resigned from this position, terminating the related party relationship.
In accordance with the managing general agency contract with AmRisc, we recorded $107,619,000 of gross written premiums for the three-month period ended March 31, 2019, resulting in gross fees and commission (including a profit commission) of $28,979,000 for the three-month period ended March 31, 2019, due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $1,545,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three-month period ended March 31, 2019.
13)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2019	$14,962	$(3,643)	$11,319
Changes in net unrealized gains on investments	(3,802)	890	(2,912)
Reclassification adjustment for realized gains	69	17	86
March 31, 2020	$11,229	$(2,736)	$8,493

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

14)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020		2019
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,571	$0.06	$2,569

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of March 31, 2020, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

The following table presents our total stock-based compensation expense:

	Three Months Ended March 31,
	2020	2019
Employee stock-based compensation expense
Pre-tax	$526	$530
Post-tax (1)	416	419
Director stock-based compensation expense
Pre-tax	174	371
Post-tax (1)	137	293
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $3,037,000 of unrecognized stock compensation expense at March 31, 2020 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 1.7 years. We had approximately $72,000 of unrecognized director stock-based compensation expense at March 31, 2020 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.1 years.

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
March 31, 2020

performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2018 and 2019 awards.

We granted 1,175 shares of restricted common stock during the three-month period ended March 31, 2020, which had a weighted-average grant date fair value of $8.75 per share. We granted 22,052 shares of restricted common stock during the three-month period ended March 31, 2019, which had a weighted-average grant date fair value of $16.54 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	214,495	$17.49
Granted	1,175	8.75
Less: Forfeited	400	16.54
Less: Vested	25,753	16.67
Outstanding as of March 31, 2020	189,517	$17.55

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2020
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

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	207,069	$18.69	9.00	$—
Granted	—	—	—	—
Less: Forfeited	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of March 31, 2020	207,069	$18.69	8.75	$—

Vested as of March 31, 2020	35,965	$20.94	8.51	$—
Exercisable as of March 31, 2020	35,965	$20.94	8.51	$—

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

16)    SUBSEQUENT EVENTS

On May 5, 2020, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on May 26, 2020, to stockholders of record on May 19, 2020.

On May 5, 2020, our shareholders approved the 2020 Omnibus Incentive Plan which adds an additional 2,000,000 shares to our current equity plan.

We will continue to monitor the scope, severity and longevity of business shutdowns and economic disruption as a result of the COVID-19 outbreak and the actions government may take to contain or mitigate the spread of the virus or address its impact on individuals, businesses and the economy, which may cause further business disruption, economic uncertainty and market volatility that will impact our business, results of operations and financial condition.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC, in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of these transactions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 5.0% from 598,294 policies in-force at March 31, 2019 to 628,355 policies in-force at March 31, 2020.

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

Impact of COVID-19

In recent months, there has been an outbreak of a novel strain of coronavirus (COVID-19) in many countries in the world, which was declared a pandemic by the World Health Organization in March 2020. This has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans and restrictions; self-imposed quarantine periods; state and local shelter-in-place orders; business and government shutdowns and social distancing, have caused material disruption to businesses and economies globally.

We are closely monitoring the impact of COVID-19 on our business, employees and policyholders. In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees and communities, we have shifted operations for all employees to remote work environments. We may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interest of our employees.

UNITED INSURANCE HOLDINGS CORP.

We have not seen a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exception of fluctuations in our investment portfolios due to volatility in the equity securities markets, as further described in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. A severe or prolonged economic downturn related to impacts from COVID-19 could result in a variety of future risks to our business as described in Part II, Item 1A. "Risk Factors" of this Form 10-Q.

The scope, severity and longevity of any business shutdowns and economic disruptions as a result of the COVID-19 outbreak are highly uncertain and cannot be predicted at this time, as new information may continue to emerge concerning the actions governments may take to contain or mitigate the spread of the virus or address its impact on individuals, businesses and the economy.

2020 Highlights

	Three Months Ended March 31,
	2020	2019

Gross premiums written	$335,183	$318,559
Gross premiums earned	344,619	311,813
Net premiums earned	191,596	180,722
Total revenues	176,304	202,321
Earnings before income tax	(15,804)	12,333
Consolidated net income (loss) attributable to UIHC	(12,723)	9,469
Net income (loss) available to UIHC stockholders per diluted share	$(0.30)	$0.22

Reconciliation of net income (loss) to core income:
Plus: Non-cash amortization of intangible assets	$1,137	$1,998
Less: Realized gains (losses) on investment portfolio	(68)	181
Less: Unrealized gains (losses) on equity securities	(26,456)	10,173
Less: Net tax impact (1)	5,809	(2,089)
Core income(2)	9,129	3,202
Core income per diluted share(2)	$0.21	$0.07

Book value per share	$11.30	$12.52
(1) In order to reconcile the net income (loss) to the core income measure, we included the tax impact of all adjustments using the 21% corporate federal tax rate.
(2) Core income , a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net income (loss), the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended March 31,
	2020	2019
REVENUE:
Gross premiums written	$335,183	$318,559
Change in gross unearned premiums	9,436	(6,746)
Gross premiums earned	344,619	311,813
Ceded premiums earned	(153,023)	(131,091)
Net premiums earned	191,596	180,722
Net investment income	6,917	7,295
Net realized investment gains (losses)	(68)	181
Net unrealized gains (losses) on equity securities	(26,456)	10,173
Other revenue	4,315	3,950
Total revenue	176,304	202,321
EXPENSES:
Losses and loss adjustment expenses	102,837	104,547
Policy acquisition costs	58,875	55,246
Operating expenses	9,704	10,211
General and administrative expenses	18,301	17,581
Interest expense	2,419	2,409
Total expenses	192,136	189,994
Income (loss) before other income	(15,832)	12,327
Other income	28	6
Income (loss) before income taxes	(15,804)	12,333
Provision (benefit) for income taxes	(3,288)	2,755
Net income (loss)	$(12,516)	$9,578
Less: Net income attributable to noncontrolling interests	207	109
Net income (loss) attributable to UIHC	$(12,723)	$9,469
Earnings available to UIHC common stockholders per diluted share	$(0.30)	$0.22
Book value per share	$11.30	$12.52
Return on equity based on GAAP net income (loss)	(9.7)%	0.3%
Loss ratio, net (1)	53.7%	57.8%
Expense ratio (2)	45.3%	45.9%
Combined ratio (3)	99.0%	103.7%
Effect of current year catastrophe losses on combined ratio	8.9%	6.5%
Effect of prior year development on combined ratio	(0.6)%	3.1%
Underlying combined ratio (4)	90.7%	94.1%
(1) Loss ratio, net is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(2) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. Management uses this operating metric to analyze our expense trends and believes it is useful for investors to evaluate this component separately from our loss expenses.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2020, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2019; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2020 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2020 COMPARED TO DECEMBER 31, 2019

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

UNITED INSURANCE HOLDINGS CORP.

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $1,277,679,000 at March 31, 2020, compared to $1,298,780,000 at December 31, 2019.

The following table summarizes our investments, by type:

	March 31, 2020		December 31, 2019
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$109,520	8.6%	$120,816	9.3%
Foreign government	3,790	0.3%	4,071	0.3%
States, municipalities and political subdivisions	129,809	10.2%	133,751	10.3%
Public utilities	27,291	2.1%	25,334	2.0%
Corporate securities	282,695	22.1%	288,872	22.3%
Mortgage-backed securities	262,854	20.6%	251,903	19.4%
Asset-backed securities	51,614	4.0%	57,129	4.4%
Redeemable preferred stocks	6,213	0.5%	2,985	0.2%
Total fixed maturities	873,786	68.4%	884,861	68.2%
Mutual funds	52,492	4.1%	65,453	5.0%
Public utilities	6,255	0.5%	3,663	0.3%
Other common stocks	45,801	3.6%	44,492	3.4%
Non-redeemable preferred stocks	7,367	0.6%	3,002	0.2%
Total equity securities	111,915	8.8%	116,610	8.9%
Other investments	9,565	0.7%	10,252	0.8%
Total investments	995,266	77.9%	1,011,723	77.9%
Cash and cash equivalents	218,355	17.1%	215,469	16.6%
Restricted cash	64,058	5.0%	71,588	5.5%
Total cash, cash equivalents, restricted cash and investments	$1,277,679	100.0%	$1,298,780	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at March 31, 2020 and December 31, 2019 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At March 31, 2020, approximately 84.4% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 15.6% were corporate bonds rated “BBB” or "BB".

UNITED INSURANCE HOLDINGS CORP.

The most significant impact of COVID-19 on our business during the three months ended March 31, 2020 was the fluctuations in our investment portfolios due to volatility in the equity securities markets. Our unrealized loss on equity securities during the three months ended March 31, 2020 was $26,456,000. Management is working closely with our investment asset managers to monitor the fluctuations in the market and the corresponding impact to our portfolios. Future declines in the market may have a negative impact on our investment returns, however, we have taken a conservative approach and have limited our exposure to the volatility in the equity markets to less than 10% of our invested assets.

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

During the second quarter of 2019, we placed our reinsurance program for the 2019 hurricane season. We purchased catastrophe excess of loss reinsurance protection of approximately $3,200,000,000. The treaties reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms and tornadoes. The agreements became effective as of June 1, 2019, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF covers Florida risks only and we participate at 90%.

Effective June 1, 2019, we extended our quota share agreement that was set to expire on May 31, 2019, for a one-year term. This quota share reinsurance agreement has a cession rate of 22.5% for all subject business and provides coverage for all catastrophe perils and attritional losses. We also included coverage for our subsidiary, FSIC, under this renewal. Effective January 1, 2020, we renewed the aggregate excess of loss agreement to provide coverage against accumulated losses from specified catastrophe events, for a term of 12 months.

As of May 7, 2020, the placement of our June 1, 2020 catastrophe excess of loss reinsurance treaty is 91% complete.

Reinsurance costs as a percent of gross earned premium during the three-month periods ended March 31, 2020 and 2019 were as follows:

	2020	2019
Non-at-Risk	(2.6)%	(2.4)%
Quota Share	(12.4)%	(7.5)%
All Other	(29.4)%	(32.2)%
Total Ceding Ratio	(44.4)%	(42.1)%

UNITED INSURANCE HOLDINGS CORP.

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended March 31,
	2020	2019
Quota Share	$(39,561)	$(21,625)
Excess-of-loss	(15,722)	(18,723)
Equipment, identity theft, and cyber security (1)	(2,818)	(2,233)
Flood and inland flood (1)	(4,400)	(3,929)
Ceded premiums written	$(62,501)	$(46,510)
Change in ceded unearned premiums	(90,522)	(84,581)
Ceded premiums earned	$(153,023)	$(131,091)
(1) We began writing cyber security and inland flood policies in 2020.

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2020			2019
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	5	17,118	8.9%	8	11,657	6.5%
Total	5	$17,118	8.9%	8	$11,657	6.5%
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

Unpaid losses and LAE totaled $711,042,000 and $760,357,000 as of March 31, 2020 and December 31, 2019, respectively. The balance decreased from year end as a result of a decrease in our reinsurance recoverables on unpaid losses balance at March 31, 2020 compared to December 31, 2019.

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

UNITED INSURANCE HOLDINGS CORP.

See Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our losses and loss adjustments.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

Net loss attributable to UIHC for the three months ended March 31, 2020 decreased $22,192,000, or 234.4%, to $12,723,000 for the first quarter of 2020 from $9,469,000 for the same period in 2019. The decrease in net income was primarily due to unrealized losses on equity securities during the first quarter of 2020 compared to unrealized gains in the first quarter of 2019. The unrealized losses on equity securities were driven by market reactions to the COVID-19 pandemic. These losses were partially offset by improvements in our underwriting results.

Revenue

Our gross written premiums increased $16,624,000, or 5.2%, to $335,183,000 for the first quarter ended March 31, 2020 from $318,559,000 for the same period in 2019, primarily reflecting organic growth in new and renewal business generated in the Gulf and Southeast regions, as well as the impact of rate increases in Florida and the Northeast regions. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2020	2019	Change
Direct Written and Assumed Premium by Region (1)
Florida	$193,696	$175,626	$18,070
Gulf	52,716	47,376	5,340
Northeast	42,797	41,756	1,041
Southeast	26,872	25,007	1,865
Total direct written premium by region	316,081	289,765	26,316
Assumed premium (2)	19,102	28,794	(9,692)
Total gross written premium by region	$335,183	$318,559	$16,624

Gross Written Premium by Line of Business
Personal property	$224,616	$210,681	$13,935
Commercial property	110,567	107,878	2,689
Total gross written premium by line of business	$335,183	$318,559	$16,624
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2020 and 2019 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended March 31,
New and Renewal Policies by Region (1)	2020	2019	Change
Florida	59,167	61,818	(2,651)
Northeast	32,993	33,015	(22)
Gulf	32,698	30,053	2,645
Southeast	21,669	20,519	1,150
Total	146,527	145,405	1,122
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

We expect our gross written premium growth to continue as we increase our policies in-force in the states in which we currently write policies and as we expand into other states in which we are currently licensed to write property and casualty insurance.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended March 31, 2020 increased $2,142,000, or 1.1%, to $192,136,000 from $189,994,000 for the same period in 2019. The increase in expenses was primarily due to a $3,629,000 increase in policy acquisition costs which was partially offset by a decrease in loss and LAE expenses of $1,710,000 in the first quarter of 2020 compared to the first quarter of 2019.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2020	2019	Change
Net loss and LAE	$102,837	$104,547	$(1,710)
% of Gross earned premiums	29.8%	33.5%	(3.7) pts
% of Net earned premiums	53.7%	57.8%	(4.1) pts
Less:
Current year catastrophe losses	$17,118	$11,657	$5,461
Prior year reserve (favorable) development	(1,129)	5,634	(6,763)
Underlying loss and LAE (1)	$86,848	$87,256	$(408)
% of Gross earned premiums	25.2%	28.0%	(2.8) pts
% of Net earned premiums	45.4%	48.3%	(2.9) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended March 31,
	2020	2019	Change
Policy acquisition costs	$58,875	$55,246	$3,629
Operating and underwriting	9,704	10,211	(507)
General and administrative	18,301	17,581	720
Total Operating Expenses	$86,880	$83,038	$3,842
% of Gross earned premiums	25.2%	26.6%	(1.4) pts
% of Net earned premiums	45.3%	45.9%	(0.6) pts

Loss and LAE decreased by $1,710,000, or 1.6%, to $102,837,000 for the first quarter of 2020 from $104,547,000 for the first quarter of 2019. Loss and LAE expense as a percentage of net earned premiums decreased 4.1 points to 53.7% for the first quarter of 2020, compared to 57.8% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2020 would have been 25.2%, a decrease of 2.8 points from 28.0% during the first quarter of 2019.

Policy acquisition costs increased by $3,629,000, or 6.6%, to $58,875,000 for the first quarter of 2020 from $55,246,000 for the first quarter of 2019. The primary driver of the increase was an increase of $6,647,000 in agent commission expenses and $920,000 in premium taxes, each as a result of policy growth. This increase was partially offset by a $5,658,000 increase in ceding commission earned.

Operating and underwriting expenses decreased by $507,000, or 5.0%, to $9,704,000 for the first quarter of 2020 from $10,211,000 for the first quarter of 2019, primarily due to a decrease of $1,031,000 in printing and postage expenses which was partially offset by increased expenditures on technology software and services of $564,000.

General and administrative expenses increased by $720,000, or 4.0%, to $18,301,000 for the first quarter of 2020 from $17,581,000 for the first quarter of 2019, primarily due to an increase of $822,000 in professional services and consulting fees.

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

During the three-month period ended March 31, 2020, IIC paid a dividend of $12,000,000 to the Company. In addition, the Company made a $12,000,000 capital contribution to our insurance subsidiary, UPC. During the three-month period ended March 31, 2019, we made capital contributions of $4,000,000 and $1,000,000 to our insurance subsidiaries UPC and FSIC, respectively. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. However, during the three-month period ended March 31, 2020, the disruptions did not have an impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving national and global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

Cash Flows for the three months ended March 31, 2020 and 2019 (in millions)

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

During the three months ended March 31, 2020, we had cash inflows of $17,498,000 compared to cash outflows of $2,464,000 during the three months ended March 31, 2019. During 2020, we had fewer cash payments related to prior accident year incurred losses than in 2019. The higher payments in 2019 could be attributable to Hurricanes Michael and Florence and continued development on Hurricane Irma.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the three months ended March 31, 2020, we had net purchases of investments totaling $15,675,000 compared to net sales of investments totaling $18,771,000 during the three months ended March 31, 2019. Our cash outflows associated with the purchase of property, equipment and capitalized software remained consistent for both periods.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the three months ended March 31, 2020, cash used in financing activities remained consistent totaling $2,952,000 compared to $2,951,000 for the three months ended March 31, 2019. This outflow was primarily due to our dividend payments in the first quarters of both 2020 and 2019.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2020, we did not have any off-balance-sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019. We had no material changes in our market risk during the three months ended March 31, 2020.

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

UNITED INSURANCE HOLDINGS CORP.

Changes in Internal Control over Financial Reporting

Although we have shifted operations for all employees to remote work environments for the protection of our employees and communities in response to COVID-19, this shift to remote work environments has not impacted our ability to ensure that our controls operate effectively. We did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2020.

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

At March 31, 2020, we were not involved in any material non-claims-related legal actions.

Item 1A. Risk Factors

Other than as described in the additional risk factor below, there have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of the novel coronavirus (COVID-19) pandemic and related business disruption and economic uncertainty could adversely impact our business, results of operations and financial condition.

In recent months, a novel strain of coronavirus (COVID-19) has spared to many countries in the world, including the United States, and the outbreak was declared a pandemic by the World Health Organization in March 2020.

Considerable uncertainty still surrounds the COVID-19 virus and its potential impact, and the extent of and effectiveness of responses taken on international, national and local levels. The extent of the impact of COVID-19 on our business, results of operations and financial condition will depend, in large part, on future developments, which are highly uncertain and cannot be predicted with confidence such as:

•	the duration and severity of the spread;

•	the extent and duration of business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; and

•	the effectiveness of actions taken by governmental authorities to contain and treat the virus.

However, measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already resulted in significant negative economic impacts on the United States and globally. The pandemic has resulted in extreme volatility and disruptions in the economy. While we have not incurred any significant disruptions to our business operations, financial position, liquidity or our ability to service our policyholders as of the date of this Form 10-Q, with the exception of fluctuations in our investment portfolios due to the volatility in the equity securities markets, the continued impacts of COVID-19 (including a severe or prolonged economic downturn due to impacts from COVID-19) could result in a variety of risks to our business, including:

•	an increase in the default of insurance premiums coinciding with an increase in unemployment rates and customers' inability to pay premiums;

•	our ability to meet regulatory and debt service requirements;

•
a decline in premiums as a result of limited new business production, weaker renewal retention rates, higher mid-term cancellations, more stringent regulatory requirements or a rating agency downgrade that would impact both agency and consumer confidence;

UNITED INSURANCE HOLDINGS CORP.

•
travel restrictions and quarantines leading to a lack of in-person meetings, which could hinder the efficiency of our internal operations and our ability to establish relationships with agents to generate new business;

•	contraction of the global reinsurance markets resulting from uncertainties related to current and future COVID-19 claims on underlying risks;

•	higher frequency and/or severity of claims from certain perils such as theft, fire and liability, as well as fraudulent insurance loss schemes and litigation attempting to force coverage;

•	changes in the equity markets, changes in interest rates, and reduced liquidity leading to a decline in the value of our investment portfolio;

•	a recession or market correction could materially affect the value of our common stock; and

•	our third-party vendors experiencing shutdowns or other business disruptions which impact our ability to conduct our business in the manner and on the timelines presently planned.

In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees and communities, we have shifted operations for all employees to remote work environments.  This shift in operations to remote work environments could prevent us from executing initiatives effectively, which could have an adverse effect on our business, results of operations and financial condition.  An extended period of remote work arrangements could introduce operational risk (including but not limited to cybersecurity risks) and may impair our ability to manage our business. We also outsource certain business activities to third parties. If one or more of the third parties to whom we outsource certain business activities experience operational failures or business disruptions as a result of the impacts from the spread of COVID-19, or claim that they cannot perform, it may have negative effects on our business and financial condition.

We are currently following the recommendations of local and federal health authorities to minimize exposure risk for our various stakeholders, including employees, and management is actively monitoring the global situation and its effects on our financial condition, liquidity, operations, industry and workforce. The full extent of the impact of COVID-19 on our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, as described in greater detail above.

To the extent that COVID-19 adversely affects our business, results of operations or financial condition, it may also have the effect of amplifying many of the other risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

3.1	Amended and Restated By-Laws (included as Exhibit 3.1 to the Form 8-K filed on April 23, 2020, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

May 8, 2020	By:	/s/ John Forney
John Forney, Chief Executive Officer (principal executive officer and duly authorized officer)

May 8, 2020	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer (principal financial officer and principal accounting officer)