Form 10-Q
period 2020-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2020-08-10
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-35761
_____________________
United Insurance Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-3241967
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

800 2nd Avenue S,	St. Petersburg,	Florida	33701
(Address of Principal Executive Offices)			(Zip Code)
727-895-7737
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	UIHC	Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of July 31, 2020, 43,068,379 shares of common stock, par value $0.0001 per share, were outstanding.

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $975,797 and $869,598, respectively)	$1,015,291	$884,861
Equity securities	131,003	116,610
Other investments (amortized cost of $11,334 and $8,067, respectively)	12,010	10,252
Total investments	$1,158,304	$1,011,723
Cash and cash equivalents	229,631	215,469
Restricted cash	51,939	71,588
Total cash, cash equivalents and restricted cash	$281,570	$287,057
Accrued investment income	5,815	5,901
Property and equipment, net	37,949	32,728
Premiums receivable, net (credit allowance of $192 and $165, respectively)	113,288	86,568
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $226 and $256, respectively)	486,805	550,136
Ceded unearned premiums	498,838	270,034
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	120,182	104,572
Intangible assets, net	23,898	26,079
Other assets, net (credit allowance of $82 and $141, respectively)	30,738	19,375
Total Assets	$2,830,432	$2,467,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$683,471	$760,357
Unearned premiums	760,131	674,055
Reinsurance payable on premiums	460,807	166,131
Payments outstanding	45,552	57,555
Accounts payable and accrued expenses	88,061	78,592
Operating lease liability	2,369	324
Other liabilities	82,184	47,407
Notes payable, net	158,340	158,932
Total Liabilities	$2,280,915	$1,943,353
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,216,919 and 43,056,310 issued, respectively; 43,068,379 and 43,028,074 outstanding, respectively	4	4
Additional paid-in capital	392,633	391,852
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income	29,527	11,319
Retained earnings	106,534	100,394
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$528,267	$503,138
Noncontrolling interests (NCI)	21,250	20,727
Total Stockholders' Equity	$549,517	$523,865
Total Liabilities and Stockholders' Equity	$2,830,432	$2,467,218
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUE:
Gross premiums written	$439,651	$449,762	$774,834	$768,321
Change in gross unearned premiums	(95,512)	(119,737)	(86,076)	(126,483)
Gross premiums earned	344,139	330,025	688,758	641,838
Ceded premiums earned	(158,657)	(139,621)	(311,680)	(270,712)
Net premiums earned	185,482	190,404	377,078	371,126
Net investment income	5,907	7,570	12,824	14,865
Net realized investment gains (losses)	59	(13)	(9)	168
Net unrealized gain (loss) on equity securities	20,552	2,737	(5,904)	12,910
Other revenue	4,397	4,078	8,712	8,028
Total revenue	216,397	204,776	392,701	407,097
EXPENSES:
Losses and loss adjustment expenses	101,693	116,252	204,530	220,799
Policy acquisition costs	52,573	61,622	111,448	116,868
Operating expenses	13,977	11,199	23,681	21,410
General and administrative expenses	16,121	16,802	34,422	34,383
Interest expense	2,565	2,527	4,984	4,936
Total expenses	186,929	208,402	379,065	398,396
Income (loss) before other income	29,468	(3,626)	13,636	8,701
Other income	14	21	42	27
Income (loss) before income taxes	29,482	(3,605)	13,678	8,728
Provision (benefit) for income taxes	5,040	(808)	1,752	1,947
Net income (loss)	$24,442	$(2,797)	$11,926	$6,781
Less: Net income attributable to NCI	168	106	375	215
Net income (loss) attributable to UIHC	$24,274	$(2,903)	$11,551	$6,566
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	28,332	10,633	24,222	24,955
Reclassification adjustment for net realized investment losses (gains)	(59)	13	9	(168)
Income tax expense related to items of other comprehensive income	(6,858)	(2,429)	(5,875)	(5,888)
Total comprehensive income	$45,857	$5,420	$30,282	$25,680
Less: Comprehensive income attributable to NCI	549	205	523	436
Comprehensive income attributable to UIHC	$45,308	$5,215	$29,759	$25,244

Weighted average shares outstanding
Basic	42,860,922	42,762,417	42,833,225	42,729,730
Diluted	43,055,115	42,762,417	43,041,623	43,097,244

Earnings available to UIHC common stockholders per share
Basic	$0.57	$(0.07)	$0.27	$0.15
Diluted	$0.56	$(0.07)	$0.27	$0.15
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Statements include related party transactions as detailed in Note 12.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2019	43,008,729	$4	$390,042	$(431)	$1,530	$147,446	$538,591	$20,370	$558,961
Net income (loss)	—	—	—	—	—	(2,903)	(2,903)	106	(2,797)
Other comprehensive income, net	—	—	—	—	8,118	—	8,118	99	8,217
Stock Compensation	222,455	—	677	—	—	—	677	—	677
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,570)	(2,570)	—	(2,570)
June 30, 2019	43,231,184	$4	$390,719	$(431)	$9,648	$141,973	$541,913	$20,575	$562,488

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2020	42,943,447	$4	$392,552	$(431)	$8,493	$84,838	$485,456	$20,701	$506,157
Net income	—	—	—	—	—	24,274	24,274	168	24,442
Other comprehensive income, net	—	—	—	—	21,034	—	21,034	381	21,415
Stock Compensation	124,932	—	81	—	—	—	81	—	81
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,578)	(2,578)	—	(2,578)
June 30, 2020	43,068,379	$4	$392,633	$(431)	$29,527	$106,534	$528,267	$21,250	$549,517

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity For the Six Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2018	42,984,578	$4	$389,141	$(431)	$(9,030)	$140,546	$520,230	$20,139	$540,369
Net income	—	—	—	—	—	6,566	6,566	215	6,781
Other comprehensive income, net	—	—	—	—	18,678	—	18,678	221	18,899
Stock Compensation	246,606	—	1,578	—	—	—	1,578	—	1,578
Cash dividends on common stock ($0.12 per common share)	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
June 30, 2019	43,231,184	$4	$390,719	$(431)	$9,648	$141,973	$541,913	$20,575	$562,488

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2019	43,028,074	$4	$391,852	$(431)	$11,319	$100,394	$503,138	$20,727	$523,865
Net income	—	—	—	—	—	11,551	11,551	375	11,926
Other comprehensive income, net	—	—	—	—	18,208	—	18,208	148	18,356
Reclassification due to adoption of ASU 2016-13	—	—	—	—	—	(262)	(262)	—	(262)
Stock Compensation	40,305	—	781	—	—	—	781	—	781
Cash dividends on common stock ($0.12 per common share)	—	—	—	—	—	(5,149)	(5,149)	—	(5,149)
June 30, 2020	43,068,379	$4	$392,633	$(431)	$29,527	$106,534	$528,267	$21,250	$549,517

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$11,926	$6,781
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	4,746	4,649
Bond amortization and accretion	3,016	2,467
Net realized losses (gains) on investments	9	(168)
Net unrealized losses (gains) on equity securities	5,904	(12,910)
Provision for uncollectable premiums	213	62
Deferred income taxes, net	7,147	3,785
Stock based compensation	781	1,578
Changes in operating assets and liabilities:
Accrued investment income	86	(163)
Premiums receivable	(26,798)	(31,076)
Reinsurance recoverable on paid and unpaid losses	63,075	117,203
Ceded unearned premiums	(228,804)	(242,262)
Deferred policy acquisition costs, net	(15,610)	(19,080)
Other assets	(11,504)	(2,690)
Unpaid losses and loss adjustment expenses	(76,886)	(83,854)
Unearned premiums	86,076	126,483
Reinsurance payable on premiums	294,676	287,571
Payments outstanding	(12,003)	12,150
Accounts payable and accrued expenses	9,469	(9,523)
Operating lease liability	2,045	397
Other liabilities	21,756	17,878
Net cash provided by operating activities	$139,320	$179,278
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	99,195	132,029
Equity securities	7,341	1,690
Other investments	1,262	2,675
Purchases of:
Fixed maturities	(208,091)	(112,031)
Equity securities	(26,463)	(6,514)
Other investments	(4,524)	(5,966)
Cost of property, equipment and capitalized software acquired	(7,616)	(6,231)
Net cash provided by (used in) investing activities	$(138,896)	$5,652
FINANCING ACTIVITIES
Repayments of borrowings	(762)	(762)
Dividends	(5,149)	(5,139)
Net cash used in financing activities	$(5,911)	$(5,901)
Increase (decrease) in cash, cash equivalents and restricted cash	(5,487)	179,029
Cash, cash equivalents and restricted cash at beginning of period	287,057	184,120
Cash, cash equivalents and restricted cash at end of period	$281,570	$363,149
Supplemental Cash Flows Information
Interest paid	$4,793	$4,888
Income taxes paid	$878	$164
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

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

We conduct our operations under one reportable segment, property and casualty insurance policies. Our chief operating decision maker is our President, who makes decisions to allocate resources and assesses performance at the corporate level.

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

We reclassified certain amounts in the 2019 financial statements to conform to the 2020 presentation, including reclassifying the presentation of "outstanding checks in excess of funds on deposit" in the financing section of the Unaudited Condensed Consolidated Statements of Cash Flows to "changes in operating assets and liabilities: payments outstanding" in the operating section, to provide the users of the financial statements with more transparency. These reclassifications had no impact on our results of operations or stockholders' equity, as previously reported.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate our results for the remainder of the year or for any other future period.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

(c)Impact of COVID-19 and Financial Status

The COVID-19 pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans and restrictions, self-imposed quarantine periods, state and local shelter-in-place orders, business and government shutdowns and social distancing, have caused material disruption to businesses and economies globally. In addition, global equity markets have experienced and continue to experience significant volatility and weakness.

We are committed to our employees, agents, customers and stockholders in our resolve to maintain a stable and secure business. We have continued to operate at nearly full capacity while taking the necessary steps to ensure the health and safety of our employees through adherence to CDC, state and local government work guidelines. In addition, we have converted to virtual sales processes to enable our agents to continue their activities.

We have not seen a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets and an immaterial decline in new business premium generated from the Northeast region during the start of the second quarter of 2020, as further described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs.

The scope, severity and longevity of any business shutdowns and economic disruptions as a result of the COVID-19 outbreak are highly uncertain and cannot be predicted at this time, as new information may continue to emerge concerning the actions governments may take to contain or mitigate the spread of the virus or address its impact on individuals, businesses and the economy. We did not incur material claims or significant disruptions to our business for the three and six months ended June 30, 2020. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial conditions in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

The following table summarizes our allowance for expected credit losses by pooled asset for the six months ended June 30, 2020:

	December 31, 2019	Provision for expected credit losses	Write-offs	June 30, 2020
Premiums Receivable	$165	$27	$—	$192
Reinsurance Recoverables	256	(30)	—	226
Note Receivable	141	(59)	—	82
Total	$562	$(62)	$—	$500

(c) Income Taxes

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. Among other things, the CARES Act included technical corrections to the effective date language in the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. We assessed two provisions of the CARES Act to determine the impact to our business.

First, the TCJA simplified the definition of "qualified improvement property" and removed the 15-year life for cost recovery, resulting in a 39-year life which excluded the assets from being eligible for bonus depreciation. The CARES Act reinstated the 15-year recovery period effective as if it had been included in the TCJA, making the change applicable to property placed in service after December 31, 2017. After performing our assessment, we concluded that this provision had no impact to our financial statements.

Second, the TCJA eliminated the two-year carryback period and provided for indefinite carryforward of net operating losses against future tax periods, with the future deduction limited to 80% of taxable income before consideration of net operating loss deduction. The CARES Act amended the law for net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021. Net operating losses generated by a corporation during these taxable years now have a five-year carryback period. In addition, these losses can be carried forward to future taxable years without being subject to the 80% limitation. After performing our assessment, we concluded that this provision increased our federal tax recoverable by $12,513,000 and decreased our deferred tax asset by $7,250,000.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update is intended to replace the incurred loss impairment methodology in current GAAP with a method that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will provide users with more useful information regarding the expected credit losses on financial instruments and other commitments to extend credit held by a

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

reporting entity at each reporting date. In addition, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this guidance as of January 1, 2020 using a modified retrospective approach, which allowed us to initially apply the new credit loss guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings for 2020, with no adjustment to prior periods presented. The cumulative effect to the opening balance of retained earnings was a decrease of $262,000, net of reversals from allowances recorded under prior guidance.

(e) Pending Accounting Pronouncements

We have evaluated recent accounting pronouncements that have had or may have a significant effect on our financial statements or on our disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (ASU 2019-12). This update enhances and simplifies various aspects of the income tax guidance, including intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We do not intend to early adopt and are assessing the impact of adopting this new accounting standard on our unaudited condensed consolidated financial statements and related disclosures.

3)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at June 30, 2020 and December 31, 2019:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
U.S. government and agency securities	$118,923	$5,032	$61	$123,894
Foreign government	3,717	149	—	3,866
States, municipalities and political subdivisions	128,807	4,732	1	133,538
Public utilities	39,123	2,517	17	41,623
Corporate securities	333,202	16,070	825	348,447
Mortgage-backed securities	279,389	11,984	471	290,902
Asset-backed securities	65,897	986	370	66,513
Redeemable preferred stocks	6,739	25	256	6,508
Total fixed maturities	$975,797	$41,495	$2,001	$1,015,291

December 31, 2019
U.S. government and agency securities	$120,260	$749	$193	$120,816
Foreign government	3,975	97	1	4,071
States, municipalities and political subdivisions	131,203	2,611	63	133,751
Public utilities	24,660	700	26	25,334
Corporate securities	281,892	7,123	143	288,872
Mortgage-backed securities	248,206	4,174	477	251,903
Asset-backed securities	56,487	683	41	57,129
Redeemable preferred stocks	2,915	72	2	2,985
Total fixed maturities	$869,598	$16,209	$946	$884,861

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

Equity securities are summarized as follows:

	June 30, 2020		December 31, 2019
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$63,019	48.1%	$65,453	56.1%
Public utilities	6,578	5.0	3,663	3.1
Other common stocks	53,647	41.0	44,492	38.2
Nonredeemable preferred stocks	7,759	5.9	3,002	2.6
Total equity securities	$131,003	100.0%	$116,610	100.0%

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six months ended June 30, 2020 and 2019, respectively:

	2020		2019
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$372	$33,231	$283	$89,078
Equity securities	814	3,691	85	483
Short-term investments	—	36	—	1,060
Total realized gains	1,186	36,958	368	90,621
Fixed maturities	(57)	2,221	(203)	25,039
Equity securities	(1,070)	2,417	(177)	766
Short-term investments	—	—	(1)	1,025
Total realized losses	(1,127)	4,638	(381)	26,830
Net realized investment gains (losses)	$59	$41,596	$(13)	$117,451
Six Months Ended June 30,
Fixed maturities	$717	$92,456	$531	$95,082
Equity securities	826	3,971	91	542
Short-term investments	—	71	—	1,060
Total realized gains	1,543	96,498	622	96,684
Fixed maturities	(394)	6,739	(239)	34,628
Equity securities	(1,158)	3,370	(214)	1,148
Short-term investments	—	128	(1)	1,025
Total realized losses	(1,552)	10,237	(454)	36,801
Net realized investment gains (losses)	$(9)	$106,735	$168	$133,485

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

The table below summarizes our fixed maturities at June 30, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	June 30, 2020
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$92,581	9.5%	$93,257	9.2%
Due after one year through five years	270,443	27.7	281,671	27.7
Due after five years through ten years	253,982	26.0	268,862	26.5
Due after ten years	13,505	1.4	14,086	1.4
Asset and mortgage backed securities	345,286	35.4	357,415	35.2
Total	$975,797	100.0%	$1,015,291	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturities	$5,592	$5,560	$11,062	$11,622
Equity securities	728	622	1,499	1,114
Cash and cash equivalents	66	1,661	737	1,796
Other investments	(311)	(4)	(45)	764
Other assets	93	9	102	97
Investment income	6,168	7,848	13,355	15,393
Investment expenses	(261)	(278)	(531)	(528)
Net investment income	$5,907	$7,570	$12,824	$14,865

Portfolio monitoring

We have a quarterly portfolio monitoring process to identify and evaluate each fixed-income security whose carrying value may be impaired as the result of a credit loss. For each fixed-income security in an unrealized loss position, if we determine that we intend to sell the security or that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, the security's entire decline in fair value is recorded in earnings.

If our management decides not to sell the fixed-income security and it is more likely than not that we will not be required to sell the fixed-income security before recovery of its amortized cost basis, we evaluate whether the decline in fair value has resulted from credit losses or other factors. This is typically indicated by a change in the rating of the security assigned by a rating agency, and any adverse conditions specifically related to the security or industry, among other factors. If the assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in earnings. Credit loss is limited to the difference between a security's amortized cost basis and its fair value. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income.

During the three and six months ended June 30, 2020, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at June 30, 2020. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2020
U.S. government and agency securities	9	$28	$8,508	21	$33	$12,126
Foreign governments	—	—	—	1	—	350
States, municipalities and political subdivisions	1	1	624	—	—	—
Public utilities	2	17	2,234	—	—	—
Corporate securities	65	816	35,341	8	9	2,104
Mortgage-backed securities	56	370	29,250	6	101	3,320
Asset-backed securities	12	364	5,096	1	6	994
Redeemable preferred stocks	48	256	4,692	—	—	—
Total fixed maturities	193	$1,852	$85,745	37	$149	$18,894

December 31, 2019
U.S. government and agency securities	37	$89	$26,372	39	$104	$31,364
Foreign governments	—	—	—	2	1	600
States, municipalities and political subdivisions	31	61	14,508	2	2	1,262
Public utilities	9	25	4,626	2	1	250
Corporate securities	42	124	22,435	27	19	9,605
Mortgage-backed securities	89	322	59,101	50	155	12,738
Asset-backed securities	15	34	8,447	5	7	1,259
Redeemable preferred stocks	—	—	—	1	2	97
Total fixed maturities	223	$655	$135,489	128	$291	$57,175
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2020 and December 31, 2019. Changes in interest rates subsequent to June 30, 2020 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2020.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
June 30, 2020
U.S. government and agency securities	$123,894	$—	$123,894	$—
Foreign government	3,866	—	3,866	—
States, municipalities and political subdivisions	133,538	—	133,538	—
Public utilities	41,623	—	41,623	—
Corporate securities	348,447	—	348,447	—
Mortgage-backed securities	290,902	—	290,902	—
Asset-backed securities	66,513	—	66,513	—
Redeemable preferred stocks	6,508	1,878	4,630	—
Total fixed maturities	1,015,291	1,878	1,013,413	—
Mutual funds	63,019	63,019	—	—
Public utilities	6,578	6,578	—	—
Other common stocks	53,647	53,647	—	—
Non-redeemable preferred stocks	7,759	7,759	—	—
Total equity securities	131,003	131,003	—	—
Other investments (1)	1,559	300	1,259	—
Total investments	$1,147,853	$133,181	$1,014,672	$—

December 31, 2019
U.S. government and agency securities	$120,816	$—	$120,816	$—
Foreign government	4,071	—	4,071	—
States, municipalities and political subdivisions	133,751	—	133,751	—
Public utilities	25,334	—	25,334	—
Corporate securities	288,872	—	288,872	—
Mortgage-backed securities	251,903	—	251,903	—
Asset-backed securities	57,129	—	57,129	—
Redeemable preferred stocks	2,985	747	2,238	—
Total fixed maturities	884,861	747	884,114	—
Mutual Funds	65,453	65,453	—	—
Public utilities	3,663	3,663	—	—
Other common stocks	44,492	44,492	—	—
Non-redeemable preferred stocks	3,002	3,002	—	—
Total equity securities	116,610	116,610	—	—
Other investments (1)	499	300	199	—
Total investments	$1,001,970	$117,657	$884,313	$—

(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2020 and December 31, 2019, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, Truist Financial Corporation (Truist) (formerly known as Branch Banking & Trust Corporation or BB&T), and our senior notes approximate fair value as the interest rates and terms are variable.

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
June 30, 2020

methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended June 30, 2020, we transferred no investments between levels.

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

The information presented in the table below is as of June 30, 2020:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments (1)	$9,775	$938	$262	$10,451
Certificates of deposit	300	—	—	300
Short-term investments	1,259	—	—	1,259
Total other investments	$11,334	$938	$262	$12,010

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

The following table presents the components of restricted assets:

	June 30, 2020	December 31, 2019
Trust funds	$51,010	$70,668
Cash on deposit (regulatory deposits)	929	920
Total restricted cash	$51,939	$71,588

4)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and six month periods ended June 30, 2020 and 2019, respectively:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to UIHC common stockholders	$24,274	$(2,903)	$11,551	$6,566

Denominator:
Weighted-average shares outstanding	42,860,922	42,762,417	42,833,225	42,729,730
Effect of dilutive securities	194,193	—	208,398	367,514
Weighted-average diluted shares	43,055,115	42,762,417	43,041,623	43,097,244

Earnings available to UIHC common stockholders per share
Basic	$0.57	$(0.07)	$0.27	$0.15
Diluted	$0.56	$(0.07)	$0.27	$0.15

See Note 15 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

5)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2020		December 31, 2019
Land	$2,114		$2,114
Building and building improvements (construction in progress of $2,696 and $2,180, respectively)	11,907		11,315
Computer hardware and software (software in progress of $12,097 and $6,317, respectively)	39,021		33,219
Office furniture and equipment	3,204		3,260
Leasehold improvements	739		20
Leased vehicles(1)	2,188	—	1,693
Total, at cost	59,173		51,621
Less: accumulated depreciation and amortization	(21,224)		(18,893)
Property and equipment, net	$37,949		$32,728

(1) Includes vehicles under capital leases. See Note 10 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $1,108,000 and $906,000 for the three months ended June 30, 2020 and 2019, respectively, and $2,395,000 and $1,776,000 for the six months ended June 30, 2020 and 2019, respectively.

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at June 30, 2020 and December 31, 2019, was $73,045,000. There was no goodwill acquired or disposed of during the three or six month periods ended June 30, 2020 and 2019.

We completed our most recent goodwill impairment testing during the fourth quarter of 2019 and determined that there was no impairment in the value of the asset as of December 31, 2019. The future potential impacts of COVID-19 on the operating results of our reporting units are uncertain, as we continue to monitor the global economic volatility. However, we remain committed to our strategic plan to realize our long-term forecasts. As a result of our analysis, and in consideration of the totality

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

of events and circumstances, we did not identify any triggering events of impairment during the first and second quarters of 2020.

No impairment loss in the value of goodwill was recognized during the three or six month periods ended June 30, 2020 and 2019. Additionally, there was no accumulated impairment related to goodwill at June 30, 2020 or December 31, 2019.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
Intangible assets subject to amortization	$20,259	$22,440
Indefinite-lived intangible assets(1)	3,639	3,639
Total	$23,898	$26,079
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2020
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.5	34,661	(17,434)	17,227
Trade names acquired	3.8	6,381	(3,349)	3,032
Total		$83,830	$(63,571)	$20,259

December 31, 2019
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.8	34,661	(15,658)	19,003
Trade names acquired	4.3	6,381	(2,944)	3,437
Total		$83,830	$(61,390)	$22,440

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and six months ended June 30, 2020 and 2019.

Amortization expense of our intangible assets was $1,044,000 and $1,365,000 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense of intangible assets was $2,181,000 and $2,704,000 for the six months ended June 30, 2020 and 2019, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2020 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2020	$2,086
2021	3,555
2022	3,246
2023	3,246
2024	2,640
2025	2,438

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss treaty, in effect from June 1, 2020 through May 31, 2021, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $3,300,000,000. In addition to this treaty, we have an aggregate excess of loss treaty effective January 1, 2020, which provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. We ceded $30,000,000 in catastrophe losses under this treaty for the six months ended June 30, 2020. The quota share agreement, effective June 1, 2020 to May 31, 2021, provides coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Reinsurance recoverable at the balance sheet dates consists of the following:

	June 30,	December 31,
	2020	2019
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$398,369	$482,315
Reinsurance recoverable on paid losses and loss adjustment expenses	88,436	67,821
Reinsurance recoverable	$486,805	$550,136

We write the majority of our flood insurance policies under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $431,000 and $298,000 for the three month periods ended June 30, 2020 and 2019, respectively, and $764,000 and $640,000 for the six month periods ended June 30, 2020 and 2019, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the six months ended June 30, 2020 and 2019 on a GAAP basis:

	June 30,
	2020	2019
Balance at January 1	$760,357	$661,203
Less: reinsurance recoverable on unpaid losses	482,315	477,870
Net balance at January 1	$278,042	$183,333

Incurred related to:
Current year	206,482	199,832
Prior years	(1,952)	20,967
Total incurred	$204,530	$220,799
Paid related to:
Current year	96,282	108,042
Prior years	101,188	98,143
Total paid	$197,470	$206,185

Net balance at June 30	$285,102	$197,947
Plus: reinsurance recoverable on unpaid losses	398,369	379,402
Balance at June 30	$683,471	$577,349

Composition of reserve for unpaid losses and LAE:
Case reserves	$307,425	$257,873
IBNR reserves	376,046	319,476
Balance at June 30	$683,471	$577,349

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2019, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in 2020 related to prior year losses. This favorable development came as a result of strengthening of our case reserves throughout 2019 based on a review of historical loss trends. The incurred losses and LAE and payments made during the six months ended June 30, 2020 were in line with our incurred losses and LAE and payments made during the six months ended June 30, 2019.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

9)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of June 30, 2020 and December 31, 2019:

		Effective Interest Rate	Carrying Value at
	Maturity		June 30, 2020	December 31, 2019
Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	0.70%	7,059	7,647
Truist Term Note Payable	May 26, 2031	1.88%	3,784	3,958
Total long-term debt			$160,843	$161,605

Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On or after that date, we may redeem the Senior Notes at par.

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

Truist Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to Truist (the Truist Note), with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The Truist Note bears interest at 1.65% in excess of the one-month LIBOR, which resets monthly. LIBOR is expected to be phased out by the end of 2021. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our principal executive office, which has been pledged to the bank as security for the loan.

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At June 30, 2020, we were in compliance with the covenants in the Senior Notes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 0.70% at the end of June 2020. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2020, we were in compliance with the covenants in the SBA Note.

Truist Note - Our Truist Note requires that, at all times while there has been no losses from our insurance subsidiaries' operations (non-recurring losses), we will maintain a minimum cash flow coverage ratio of 1.2:1. The cash flow coverage ratio is defined as the ratio of our cash flow to debt service charges. This ratio will be tested annually, based on our audited financial statements. For the one-year period following a non-recurring loss, we are required to maintain a minimum cash flow coverage ratio of 1.0:1. This covenant will only be effective if the pre non-recurring losses test is failed, and is only available and effective for one annual test period. Thereafter, the non-recurring loss cash flow coverage ratio of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2019, we were not in compliance with the minimum cash flow coverage ratio covenant in the Truist Note. However, we obtained a waiver from Truist for such non-compliance for the year ended December 31, 2019.

In addition, the Truist Note requires that we establish and maintain with Truist at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At June 30, 2020, we were in compliance with the covenants in the Truist Note other than the minimum cash flow coverage ratio covenant.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the six months ended June 30, 2020 and 2019:

	2020	2019
Balance at January 1,	$2,672	$3,010
Additions	—	—
Amortization	(169)	(169)
Balance at June 30,	$2,503	$2,841

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

At June 30, 2020, we were not involved in any material non-claims-related legal actions.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining four limited partnership investments. The amount of unfunded commitments was $2,161,000 and $2,201,000 at June 30, 2020 and December 31, 2019, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$2,225	$335
Financing lease assets	Property and equipment, net	1,431	1,263
Total lease assets		$3,656	$1,598

Liabilities
Operating lease liabilities	Operating lease liability	$2,369	$324
Financing lease liabilities	Other liabilities	42	34
Total lease liabilities		$2,411	$358

The components of lease expenses were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2020		June 30, 2019	June 30, 2020	June 30, 2019
Operating lease expense	$168		$48	$295	$91
Financing lease expense:
Amortization of leased assets	176		89	327	146
Interest on lease liabilities	1	1	—	1	—
Short-term lease expense	—		47	—	124
Net lease expense	$345		$184	$623	$361

At June 30, 2020, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2020	$313	$11	$324
2021	606	22	628
2022	532	12	544
2023	517	2	519
2024	528	—	528
Thereafter	1,373	—	1,373
Total undiscounted future minimum lease payments	3,869	47	3,916
Less: Imputed interest	(1,500)	(5)	(1,505)
Present value of lease liabilities	$2,369	$42	$2,411

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (months)
Operating leases	72	176
Financing leases	27	28

Weighted average discount rate
Operating leases	3.57%	4.00%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$281	$116	$478	$477

Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	2,136	—
Right-of-use assets obtained in exchange for new financing lease liabilities	291	119	494	490

See Note 9 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to regulatory actions.

11)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries UPC, ACIC and JIC are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At June 30, 2020, and during the three and six months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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
June 30, 2020

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three and six months ended June 30, 2020, our combined recorded statutory net income was $4,495,000 and $11,703,000, respectively. For the three and six months ended June 30, 2019, our statutory net income (loss) was $1,154,000 and $(6,581,000), respectively.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At June 30, 2020, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at June 30, 2020 and December 31, 2019 was $427,283,000 and $415,948,000, respectively.

12)    RELATED PARTY TRANSACTIONS

AmRisc, LLC

AmRisc, a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. Effective January 1, 2019, R. Daniel Peed, Chief Executive Officer and Chairman of our Board of Directors, became Non-Executive Vice Chairman of AmRisc. Effective December 31, 2019, Mr. Peed resigned from this position with AmRisc, terminating the related party relationship.
In accordance with the managing general agency contract with AmRisc, we recorded $163,045,000 and $270,663,000 of gross written premiums for the three and six month periods ended June 30, 2019, respectively, resulting in gross fees and commissions (including a profit commission) of $46,014,000 and $74,993,000 for the three and six month periods ended June 30, 2019, respectively, due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $2,333,000 and $3,878,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three and six month periods ended June 30, 2019, respectively.
13)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2019	$14,962	$(3,643)	$11,319
Changes in net unrealized gains on investments	24,022	(5,830)	18,192
Reclassification adjustment for realized gains	13	3	16
June 30, 2020	$38,997	$(9,470)	$29,527

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

14)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Six Months Ended June 30,
	2020		2019
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,571	$0.06	$2,569
Second Quarter	$0.06	$2,578	$0.06	$2,570

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of June 30, 2020, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

The following table presents our total stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee stock-based compensation expense
Pre-tax	$(52)	$416	$474	$946
Post-tax (1)	(41)	329	374	747
Director stock-based compensation expense
Pre-tax	133	261	307	632
Post-tax (1)	105	206	243	499

(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $3,043,000 of unrecognized stock compensation expense at June 30, 2020 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.2 years. We had approximately $333,000 of unrecognized director stock-based compensation expense at June 30, 2020 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.8 years.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2018, 2019, and 2020 awards.

We granted 346,078 and 347,254 shares of restricted common stock during the three and six month periods ended June 30, 2020, respectively, which had a weighted-average grant date fair value of $9.57 and $9.57 per share, respectively. We granted 110,526 and 132,578 shares of restricted common stock during the three and six month periods ended June 30, 2019, respectively, which had a weighted-average grant date fair value of $16.23 and $16.28 per share, respectively. During the three and six month periods ended June 30, 2019, we granted 45,000 shares of restricted common stock which were contingent upon stockholder approval of our 2020 Omnibus Incentive Plan, which was approved at our 2020 annual meeting of stockholders. Following this approval, the contingent shares were issued and fully vested during the three and six month periods ended June 30, 2020.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	214,495	$17.49
Granted (1)	347,254	9.57
Less: Forfeited	165,102	12.95
Less: Vested (1)	104,115	16.47
Outstanding as of June 30, 2020	292,532	$11.01

(1) Contingent shares granted during 2019, but issued and fully vested during May 2020, have been included in the calculations in the table above.

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

2020
Expected annual dividend yield	1.70%
Expected volatility	41.59%
Risk-free interest rate	2.35%
Expected term	6 Years

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	207,069	$18.69	9.00	$—
Granted	221,541	8.77	—	—
Less: Forfeited	159,233	12.84	—	—
Less: Exercised	—	—	—	—
Outstanding as of June 30, 2020	269,377	$13.99	8.16	$—

Vested as of June 30, 2020	69,027	$18.69	4.67	$—
Exercisable as of June 30, 2020	69,027	$18.69	4.67	$—

16)    SUBSEQUENT EVENTS

On July 28, 2020, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on August 18, 2020, to stockholders of record on August 11, 2020.

At the end of July 2020, Hurricane Hanna made landfall in Texas as a category one storm, while Hurricane Isaias made landfall in North Carolina as a category one storm during the first week of August 2020. At this time, we are unable to estimate the total incurred losses that we will retain.

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC, including its subsidiary FSIC, in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of these transactions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 2.5% from 615,357 policies in-force at June 30, 2019 to 630,542 policies in-force at June 30, 2020.

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

Impact of COVID-19

The COVID-19 pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans and restrictions; self-imposed quarantine periods; state and local shelter-in-place orders; business and government shutdowns and social distancing, have caused and continue to cause material disruption to businesses and economies globally. In addition, global equity markets have experienced and continue to experience significant volatility and weakness.

We are continuing to closely monitor the impact of COVID-19 on our business, employees and policyholders. In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees and communities, we have shifted operations for all employees to remote work environments. We may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interest of our employees.

UNITED INSURANCE HOLDINGS CORP.

We have not seen a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exception of fluctuations in our investment portfolios due to volatility in the equity securities markets, as further described in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" of this Form 10-Q. We also saw an immaterial decline in new business premium generated from the Northeast region during the start of the second quarter of 2020. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. A severe or prolonged economic downturn related to impacts from COVID-19 could result in a variety of future risks to our business as described in Part II, Item 1A. "Risk Factors" of this Form 10-Q.

The scope, severity and longevity of any business shutdowns and economic disruptions as a result of the COVID-19 outbreak are highly uncertain and cannot be predicted at this time, as new information may continue to emerge concerning the actions governments may take to contain or mitigate the spread of the virus or address its impact on individuals, businesses and the economy. We did not incur material claims or significant disruptions to our business for the three and six months ended June 30, 2020. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial conditions in future periods due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2020 Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Gross premiums written	$439,651	$449,762	$774,834	$768,321
Gross premiums earned	344,139	330,025	688,758	641,838
Net premiums earned	185,482	190,404	377,078	371,126
Total revenues	216,397	204,776	392,701	407,097
Earnings before income tax	29,482	(3,605)	13,678	8,728
Consolidated net income (loss) attributable to UIHC	24,274	(2,903)	11,551	6,566
Net income (loss) available to UIHC stockholders per diluted share	$0.56	$(0.07)	$0.27	$0.15

Reconciliation of net income (loss) to core income:
Plus: Non-cash amortization of intangible assets	$1,044	$1,982	$2,181	$3,980
Less: Realized gains (losses) on investment portfolio	59	(13)	(9)	168
Less: Unrealized gains (losses) on equity securities	20,552	2,737	(5,904)	12,910
Less: Net tax impact (1)	(4,109)	(186)	1,700	(2,275)
Core income (loss)(2)	8,816	(3,459)	17,945	(257)
Core income (loss) per diluted share(2)	$0.20	$(0.08)	$0.42	$(0.01)

Book value per share			$12.27	$12.54
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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE:
Gross premiums written	$439,651	$449,762	$774,834	$768,321
Change in gross unearned premiums	(95,512)	(119,737)	(86,076)	(126,483)
Gross premiums earned	344,139	330,025	688,758	641,838
Ceded premiums earned	(158,657)	(139,621)	(311,680)	(270,712)
Net premiums earned	185,482	190,404	377,078	371,126
Net investment income	5,907	7,570	12,824	14,865
Net realized investment gains (losses)	59	(13)	(9)	168
Net unrealized gains (losses) on equity securities	20,552	2,737	(5,904)	12,910
Other revenue	4,397	4,078	8,712	8,028
Total revenue	216,397	204,776	392,701	407,097
EXPENSES:
Losses and loss adjustment expenses	101,693	116,252	204,530	220,799
Policy acquisition costs	52,573	61,622	111,448	116,868
Operating expenses	13,977	11,199	23,681	21,410
General and administrative expenses	16,121	16,802	34,422	34,383
Interest expense	2,565	2,527	4,984	4,936
Total expenses	186,929	208,402	379,065	398,396
Income (loss) before other income	29,468	(3,626)	13,636	8,701
Other income	14	21	42	27
Income (loss) before income taxes	29,482	(3,605)	13,678	8,728
Provision (benefit) for income taxes	5,040	(808)	1,752	1,947
Net income (loss)	$24,442	$(2,797)	$11,926	$6,781
Less: Net income attributable to noncontrolling interests	168	106	375	215
Net income (loss) attributable to UIHC	$24,274	$(2,903)	$11,551	$6,566
Earnings available to UIHC common stockholders per diluted share	$0.57	$(0.07)	$0.27	$0.15
Book value per share			$12.27	$12.54
Return on equity based on GAAP net income (loss)			4.5%	4.2%
Loss ratio, net (1)	54.8%	61.1%	54.2%	59.5%
Expense ratio (2)	44.6%	47.1%	45.0%	46.5%
Combined ratio (3)	99.4%	108.2%	99.2%	106.0%
Effect of current year catastrophe losses on combined ratio	16.1%	8.3%	12.4%	7.4%
Effect of prior year development on combined ratio	(0.4)%	8.1%	(0.5)%	5.6%
Underlying combined ratio (4)	83.7%	91.8%	87.3%	93.0%
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

Combined ratio excluding the effects of current year catastrophe losses and prior year reserve development (underlying combined ratio) is a non-GAAP measure, which is computed by subtracting the effect of current year catastrophe losses and prior year development from the combined ratio. We believe that this ratio is useful to investors and it is used by management to highlight the trends in our business that may be obscured by current year catastrophe losses and prior year development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2020, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2019; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2020 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2020 COMPARED TO DECEMBER 31, 2019

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $1,439,874,000 at June 30, 2020, compared to $1,298,780,000 at December 31, 2019.

The following table summarizes our investments, by type:

	June 30, 2020		December 31, 2019
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$123,894	8.6%	$120,816	9.3%
Foreign government	3,866	0.3%	4,071	0.3%
States, municipalities and political subdivisions	133,538	9.3%	133,751	10.3%
Public utilities	41,623	2.9%	25,334	2.0%
Corporate securities	348,447	24.2%	288,872	22.3%
Mortgage-backed securities	290,902	20.2%	251,903	19.4%
Asset-backed securities	66,513	4.6%	57,129	4.4%
Redeemable preferred stocks	6,508	0.5%	2,985	0.2%
Total fixed maturities	1,015,291	70.6%	884,861	68.2%
Mutual funds	63,019	4.4%	65,453	5.0%
Public utilities	6,578	0.5%	3,663	0.3%
Other common stocks	53,647	3.7%	44,492	3.4%
Non-redeemable preferred stocks	7,759	0.5%	3,002	0.2%
Total equity securities	131,003	9.1%	116,610	8.9%
Other investments	12,010	0.8%	10,252	0.8%
Total investments	1,158,304	80.5%	1,011,723	77.9%
Cash and cash equivalents	229,631	15.9%	215,469	16.6%
Restricted cash	51,939	3.6%	71,588	5.5%
Total cash, cash equivalents, restricted cash and investments	$1,439,874	100.0%	$1,298,780	100.0%

UNITED INSURANCE HOLDINGS CORP.

We classify all of our fixed-maturity investments as available-for-sale. Our investments at June 30, 2020 and December 31, 2019 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At June 30, 2020, approximately 85.6% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 14.4% were corporate bonds rated “BBB” or "BB".

The most significant impact of COVID-19 on our business during the three and six months ended June 30, 2020 was the fluctuations in our investment portfolios due to volatility in the equity securities markets that we were unable to predict. For example, during the three months ended June 30, 2020, we had an unrealized gain on equity securities of $20,552,000; however, our unrealized loss on equity securities during the six months ended June 30, 2020 was $5,904,000. We may continue seeing volatile swings in the markets through the remainder of the year if economic stresses persist. Management is working closely with our investment asset managers to monitor the fluctuations in the markets and the corresponding impact to our portfolios. Future declines in the markets due to COVID-19 may have a negative impact on our investment returns; however, we have taken a conservative approach and have limited our exposure to the volatility in the equity markets to less than 10% of our invested assets.

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

During the quarter ended June 30, 2020, we placed our reinsurance program for the 2020 hurricane season. We purchased catastrophe excess of loss reinsurance protection of approximately $3,300,000,000. The treaties reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms and tornadoes. The agreements became effective as of June 1, 2020, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF covers Florida risks only and we participate at 90%.

Effective June 1, 2020, we extended our quota share agreement that was set to expire on May 31, 2020, for a one-year term. This quota share reinsurance agreement has a cession rate of 22.5% for all subject business and provides coverage for all catastrophe perils and attritional losses. The agreement provides coverage for our insurance subsidiaries, UPC and FSIC. Effective January 1, 2020, we renewed the aggregate excess of loss agreement to provide coverage against accumulated losses from specified catastrophe events, for a term of 12 months.

UNITED INSURANCE HOLDINGS CORP.

Reinsurance costs as a percent of gross earned premium during the three and six month periods ended June 30, 2020 and 2019 were as follows:

	2020	2019
Three Months Ended June 30,
Non-at-Risk	(2.6)%	(2.4)%
Quota Share	(13.0)%	(9.2)%
All Other	(30.5)%	(30.7)%
Total Ceding Ratio	(46.1)%	(42.3)%

Six Months Ended June 30,
Non-at-Risk	(2.6)%	(2.4)%
Quota Share	(12.7)%	(8.4)%
All Other	(30.0)%	(31.4)%
Total Ceding Ratio	(45.3)%	(42.2)%

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Quota Share	$(60,667)	$(69,277)	$(100,228)	$(90,902)
Excess-of-loss	(406,663)	(388,079)	(422,385)	(406,802)
Equipment, identity theft, and cyber security (1)	(3,604)	(2,753)	(6,422)	(4,986)
Flood and inland flood (1)	(7,049)	(6,355)	(11,449)	(10,284)
Ceded premiums written	$(477,983)	$(466,464)	$(540,484)	$(512,974)
Change in ceded unearned premiums	319,326	326,843	228,804	242,262
Ceded premiums earned	$(158,657)	$(139,621)	$(311,680)	$(270,712)
(1) We began writing cyber security and inland flood policies in 2020.

UNITED INSURANCE HOLDINGS CORP.

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2020			2019
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events		Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	3	$5,324	2.9%	—		$—	—%
All other catastrophe loss events	18	24,475	13.2%	16		15,802	8.3%
Total	21	$29,799	16.1%	16		$15,802	8.3%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	3	$5,324	1.4%	—		$—	—%
All other catastrophe loss events	23	41,593	11.0%	24	22,000	27,459	7.4%
Total	26	$46,917	12.4%	24		$27,459	7.4%
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

Unpaid losses and LAE totaled $683,471,000 and $760,357,000 as of June 30, 2020 and December 31, 2019, respectively. The balance decreased from year end as a result of a decrease in our reinsurance recoverables on unpaid losses balance at June 30, 2020 compared to December 31, 2019.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

Net income attributable to UIHC for the three months ended June 30, 2020 increased $27,177,000, or 936.2%, to $24,274,000 for the second quarter of 2020 from a net loss of $2,903,000 for the same period in 2019. The increase in net income was primarily due to an increase in unrealized gains on equity securities, in conjunction with a decrease in loss and LAE and a decrease in policy acquisition costs during the second quarter of 2020 compared to the second quarter of 2019. This was offset by a decline in gross written premium for the quarter as described below.

Revenue

Our gross written premiums decreased $10,111,000, or 2.2%, to $439,651,000 for the second quarter ended June 30, 2020 from $449,762,000 for the same period in 2019, driven by a decrease in assumed premiums offset by the impact of rate increases in Florida and organic policy growth in new and renewal business generated in the Gulf and Southeast regions. We also saw an immaterial negative impact on written premium in the Northeast region early in the second quarter of 2020, due to the effects of COVID-19. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2020	2019	Change
Direct Written and Assumed Premium by Region (1)
Florida	$263,108	$243,124	$19,984
Gulf	74,083	63,723	10,360
Northeast	55,189	55,814	(625)
Southeast	35,206	32,004	3,202
Total direct written premium by region	427,586	394,665	32,921
Assumed premium (2)	12,065	55,097	(43,032)
Total gross written premium by region	$439,651	$449,762	$(10,111)

Gross Written Premium by Line of Business
Personal property	$307,965	$286,106	$21,859
Commercial property	131,686	163,656	(31,970)
Total gross written premium by line of business	$439,651	$449,762	$(10,111)
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2020 and 2019 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended June 30,
New and Renewal Policies by Region (1)	2020	2019	Change
Florida	76,997	82,173	(5,176)
Gulf	43,848	38,406	5,442
Northeast	41,246	42,524	(1,278)
Southeast	27,984	26,347	1,637
Total	190,075	189,450	625
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended June 30, 2020 decreased $21,473,000, or 10.3%, to $186,929,000 from $208,402,000 for the same period in 2019. The decrease in expenses was primarily due to a decrease in loss and LAE expenses of $14,559,000 and a decrease in policy acquisition costs of $9,049,000 in the second quarter of 2020 compared to the second quarter of 2019.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2020	2019	Change
Net loss and LAE	$101,693	$116,252	$(14,559)
% of Gross earned premiums	29.5%	35.2%	(5.7) pts
% of Net earned premiums	54.8%	61.1%	(6.3) pts
Less:
Current year catastrophe losses	$29,799	$15,802	$13,997
Prior year reserve (favorable) development	(823)	15,332	(16,155)
Underlying loss and LAE (1)	$72,717	$85,118	$(12,401)
% of Gross earned premiums	21.1%	25.8%	(4.7) pts
% of Net earned premiums	39.2%	44.7%	(5.5) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended June 30,
	2020	2019	Change
Policy acquisition costs	$52,573	$61,622	$(9,049)
Operating and underwriting	13,977	11,199	2,778
General and administrative	16,121	16,802	(681)
Total Operating Expenses	$82,671	$89,623	$(6,952)
% of Gross earned premiums	24.0%	27.2%	(3.2) pts
% of Net earned premiums	44.6%	47.1%	(2.5) pts

Loss and LAE decreased by $14,559,000, or 12.5%, to $101,693,000 for the second quarter of 2020 from $116,252,000 for the second quarter of 2019. Loss and LAE expense as a percentage of net earned premiums decreased 6.3 points to 54.8% for the second quarter of 2020, compared to 61.1% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2020 would have been 21.1%, a decrease of 4.7 points from 25.8% during the second quarter of 2019.

Policy acquisition costs decreased by $9,049,000, or 14.7%, to $52,573,000 for the second quarter of 2020 from $61,622,000 for the second quarter of 2019. The primary driver of the decrease was a net increase of $18,331,000 in ceding commission income, as a result of changes made to the terms of our quota share reinsurance agreements. This was offset by an increase in agent commissions of $5,533,000 which were generally consistent with the Company's growth in direct premium production and $5,268,000 in managing general agent commissions related to commercial premiums.

Operating and underwriting expenses increased by $2,778,000, or 24.8%, to $13,977,000 for the second quarter of 2020 from $11,199,000 for the second quarter of 2019, primarily due to increased investments in technology of $3,266,000. This was partially offset by decreases in travel related expenses of $278,000, as all business-related travel was postponed during the second quarter of 2020 as a result of travel restrictions and government limitations imposed during the COVID-19 pandemic.

General and administrative expenses decreased by $681,000, or 4.1%, to $16,121,000 for the second quarter of 2020 from $16,802,000 for the second quarter of 2019, primarily due to a decrease in legal and consulting expenses of $381,000, as well

UNITED INSURANCE HOLDINGS CORP.

as a decrease in amortization expenses of $207,000, as all intangible assets acquired following the 2015 acquisition of FSIC were fully amortized in 2020.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

Net earnings attributable to UIHC for the six months ended June 30, 2020 increased $4,985,000, or 75.9%, to $11,551,000 from $6,566,000 for the same period in 2019. The increase was primarily due to a decrease in loss and LAE expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Revenue

Our gross written premiums increased $6,513,000, or 0.8%, to $774,834,000 for the six months ended June 30, 2020 from $768,321,000 for the same period in 2019, primarily reflecting organic growth in new and renewal business generated in the Gulf and Southeast regions, as well as the impact of rate increases in Florida and the Northeast regions. We also saw an immaterial negative impact on written premium in the Northeast region early in the second quarter of 2020, due to the effects of COVID-19. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2020	2019	Change
Direct Written and Assumed Premium by Region (1)
Florida	$456,804	$418,750	$38,054
Gulf	126,799	111,100	15,699
Northeast	97,986	97,569	417
Southeast	62,078	57,012	5,066
Total direct written premium by region	743,667	684,431	59,236
Assumed premium (2)	31,167	83,890	(52,723)
Total gross written premium by region	$774,834	$768,321	$6,513

Gross Written Premium by Line of Business
Personal property	$532,581	$496,787	$35,794
Commercial property	242,253	271,534	(29,281)
Total gross written premium by line of business	$774,834	$768,321	$6,513
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2020 and 2019 is primarily commercial property business assumed from unaffiliated insurers.

	Six Months Ended June 30,
New and Renewal Policies By Region (1)	2020	2019	Change
Florida	136,164	143,991	(7,827)
Gulf	76,546	68,459	8,087
Northeast	74,239	75,539	(1,300)
Southeast	49,653	46,866	2,787
Total	336,602	334,855	1,747
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the six months ended June 30, 2020 decreased $19,331,000, or 4.9%, to $379,065,000 from $398,396,000 for the same period in 2019. The decrease in expenses was primarily due to a $16,269,000 decrease in loss and LAE, as well as a $5,400,000 decrease in policy acquisition costs. The calculations of our loss ratios and underlying loss ratios are shown below.

	Six Months Ended June 30,
	2020	2019	Change
Net loss and LAE	$204,530	$220,799	$(16,269)
% of Gross earned premiums	29.7%	34.4%	(4.7) pts
% of Net earned premiums	54.2%	59.5%	(5.3) pts
Less:
Current year catastrophe losses	$46,917	$27,459	$19,458
Prior year reserve (favorable) development	(1,952)	20,967	(22,919)
Underlying loss and LAE (1)	$159,565	$172,373	$(12,808)
% of Gross earned premiums	23.2%	26.9%	(3.7) pts
% of Net earned premiums	42.3%	46.4%	(4.1) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Six Months Ended June 30,
	2020	2019	Change
Policy acquisition costs	$111,448	$116,868	$(5,420)
Operating and underwriting	23,681	21,410	2,271
General and administrative	34,422	34,383	39
Total operating expenses	$169,551	$172,661	$(3,110)
% of Gross earned premiums	24.6%	26.9%	(2.3) pts
% of Net earned premiums	45.0%	46.5%	(1.5) pts

Loss and LAE decreased $16,269,000, or 7.4%, to $204,530,000 for the six months ended June 30, 2020 from $220,799,000 for the same period in 2019. Loss and LAE expense as a percentage of net earned premiums decreased 5.3 points to 54.2% for the six months ended June 30, 2020, compared to 59.5% for the same period in 2019. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2020 was 23.2%, a decrease of 3.7 points from 26.9% during the six months ended June 30, 2019.

Policy acquisition costs decreased $5,420,000, or 4.6%, to $111,448,000 for the six months ended June 30, 2020 from $116,868,000 for the same period in 2019. The primary driver of the decrease was an increase of $14,932,000 in ceding commission income, as a result of changes made to the terms of our quota share agreement. This was offset by an increase of $5,487,000 of agent commission expenses and $5,151,000 in managing general agent fees related to commercial premiums.

Operating expenses increased $2,271,000, or 10.6%, to $23,681,000 for the six months ended June 30, 2020 from $21,410,000 for the same period in 2019, primarily due to increased investments in technology of $3,829,000. This was offset by decreased printing and postage related expenses of $1,255,000 and credit scoring expenses of $383,000.

General and administrative expenses remained consistent, increasing $39,000, or 0.1%, to $34,422,000 for the six months ended June 30, 2020 from $34,383,000 for the same period in 2019.

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

During the three months ended June 30, 2020, the Company made a capital contribution to our reinsurance subsidiary, UPC Re, of $3,000,000. During the six months ended June 30, 2020, the Company also made a $12,000,000 capital contribution to our insurance subsidiary, UPC and IIC paid a dividend of $12,000,000 to the Company. During the three and six month periods ended June 30, 2019, we made capital contributions of $4,000,000 and $1,000,000 to our insurance subsidiaries UPC and FSIC, respectively. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. However, during the three and six month periods ended June 30, 2020, the disruptions did not have an impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving national and global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

Cash Flows for the six months ended June 30, 2020 and 2019 (in millions)

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

During the six months ended June 30, 2020, we had cash inflows of $139,320,000 compared to cash inflows of $179,278,000 during the six months ended June 30, 2019. During 2020, we had fewer reinsurance recoverables outstanding than in 2019. The higher recoverable balance in 2019 is attributable to claim payments made related to Hurricanes Michael, Florence and Irma.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the six months ended June 30, 2020, we had net purchases of investments totaling $131,280,000 compared to net sales of investments totaling $11,883,000 during the six months ended June 30, 2019. Our cash outflows associated with the purchase of property, equipment and capitalized software remained consistent for both periods.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the six months ended June 30, 2020, cash used in financing activities remained consistent totaling $5,911,000 compared to $5,901,000 for the six months ended June 30, 2019. This outflow was primarily due to our dividend payments in the first two quarters of both 2020 and 2019.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2020, we did not have any off-balance-sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019. We had no material changes in our market risk during the six months ended June 30, 2020.

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

UNITED INSURANCE HOLDINGS CORP.

that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Although we have shifted operations for all employees to remote work environments for the protection of our employees and communities in response to COVID-19, this shift to remote work environments has not impacted our ability to ensure that our controls operate effectively. We did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2020.

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

At June 30, 2020, we were not involved in any material non-claims-related legal actions.

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

UNITED INSURANCE HOLDINGS CORP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

10.1
Separation Agreement and General Release, dated as of June 24, 2020, between United Insurance Holdings Corp. and John L. Forney (included as Exhibit 10.1 to the Form 8-K/A filed on June 29, 2020, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

August 7, 2020	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

August 7, 2020	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)