Form 10-Q
period 2020-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2020-11-06
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-35761
____________________
United Insurance Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-3241967
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

800 2nd Avenue S.		33701
St. Petersburg,	Florida
(Address of Principle Executive Offices)		(Zip Code)
727-895-7737
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	UIHC	Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of November 3, 2020, 43,080,410 shares of common stock, par value $0.0001 per share, were outstanding.

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

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, gross written premium, earnings per share, estimated unpaid losses on insurance policies, investment returns, and diversification and expectations about our liquidity, our ability to meet our investment objectives and our ability to manage and mitigate market risk with respect to our investments. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “plan,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•our exposure to catastrophic events and severe weather conditions;
•the regulatory, economic and weather conditions present in Florida, the state in which we are most concentrated;
•our ability to cultivate and maintain agent relationships, particularly our relationship with AmRisc, LLC (AmRisc);
•the possibility that actual claims incurred may exceed our loss reserves for claims;
•assessments charged by various governmental agencies;
•our ability to implement and maintain adequate internal controls over financial reporting;
•our ability to maintain information technology and data security systems, and to outsource relationships;
•our reliance on key vendor relationships, and the ability of our vendors to protect the personally identifiable information of our customers, claimants or employees;
•our ability to attract and retain the services of senior management;
•risks and uncertainties relating to our acquisitions, mergers and other strategic transactions;
•risks associated with joint ventures and investments in which we share ownership or management with third parties;
•our ability to generate sufficient cash to service all of our indebtedness and comply with covenants and other requirements related to our indebtedness;
•our ability to increase or maintain our market share;
•changes in the regulatory environment present in the states in which we operate;
•the impact of new federal or state regulations that affect the insurance industry;
•the cost, variability and availability of reinsurance;
•our ability to collect from our reinsurers on our reinsurance claims;
•dependence on investment income and the composition of our investment portfolio and related market risks;
•the possibility of the pricing and terms for our products to decline due to the historically cyclical nature of the property and casualty insurance and reinsurance industry;
•the outcome of legal actions pending against us, including the terms of any settlements;
•downgrades in our financial strength or stability ratings;
•the impact of future sales of substantial amounts of our common stock by us or our significant stockholders on our stock price;
•our ability to pay dividends in the future, which may be constrained by our holding company structure;
•the ability of our subsidiaries to pay dividends in the future, which may affect our liquidity and our ability to meet our obligations;
•the ability of R. Daniel Peed and his affiliates to exert significant control over us due to substantial ownership of our common stock, subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities;
•the impact of transactions by R. Daniel Peed and his affiliates on the price of our common stock;
•provisions in our charter documents that may make it harder for others to obtain control of us;
•the impact of the novel strain of coronavirus (COVID-19) and related business disruption and economic uncertainty on our business, results of operations and financial condition; and
•other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Form 10-Q.

We caution you not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $984,028 and $869,598, respectively)	$1,026,438	$884,861
Equity securities	36,470	116,610
Other investments (amortized cost of $37,611 and $8,067, respectively)	38,371	10,252
Total investments	$1,101,279	$1,011,723
Cash and cash equivalents	323,314	215,469
Restricted cash	53,234	71,588
Total cash, cash equivalents and restricted cash	$376,548	$287,057
Accrued investment income	5,691	5,901
Property and equipment, net	34,880	32,728
Premiums receivable, net (credit allowance of $132 and $165, respectively)	98,948	86,568
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $368 and $256, respectively)	780,298	550,136
Ceded unearned premiums	402,804	270,034
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	119,089	104,572
Intangible assets, net	22,855	26,079
Other assets, net (credit allowance of $51 and $141, respectively)	49,350	19,375
Total Assets	$3,064,787	$2,467,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,082,126	$760,357
Unearned premiums	771,959	674,055
Reinsurance payable on premiums	347,711	166,131
Payments outstanding	68,505	57,555
Accounts payable and accrued expenses	89,657	78,592
Operating lease liability	2,242	324
Other liabilities	69,146	47,407
Notes payable, net	158,043	158,932
Total Liabilities	$2,589,389	$1,943,353
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,255,798 and 43,056,310 issued, respectively; 43,080,410 and 43,028,074 outstanding, respectively	4	4
Additional paid-in capital	392,754	391,852
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income	31,732	11,319
Retained earnings	29,881	100,394
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$453,940	$503,138
Noncontrolling interests (NCI)	21,458	20,727
Total Stockholders' Equity	$475,398	$523,865
Total Liabilities and Stockholders' Equity	$3,064,787	$2,467,218
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUE:
Gross premiums written	$365,819	$317,184	$1,140,653	$1,085,505
Change in gross unearned premiums	(11,828)	27,499	(97,904)	(98,984)
Gross premiums earned	353,991	344,683	1,042,749	986,521
Ceded premiums earned	(165,250)	(151,763)	(476,930)	(422,475)
Net premiums earned	188,741	192,920	565,819	564,046
Net investment income	6,010	7,803	18,834	22,668
Net realized investment gains	24,968	18	24,959	186
Net unrealized gain (loss) on equity securities	(11,552)	2,609	(17,456)	15,519
Other revenue	4,566	4,248	13,278	12,276
Total revenue	212,733	207,598	605,434	614,695
EXPENSES:
Losses and loss adjustment expenses	218,652	148,125	423,182	368,924
Policy acquisition costs	58,735	61,849	170,183	178,717
Operating expenses	14,483	12,167	38,164	33,577
General and administrative expenses	19,224	19,105	53,646	53,488
Interest expense	2,210	2,443	7,194	7,379
Total expenses	313,304	243,689	692,369	642,085
Loss before other income	(100,571)	(36,091)	(86,935)	(27,390)
Other income	18	17	60	44
Loss before income taxes	(100,553)	(36,074)	(86,875)	(27,346)
Benefit for income taxes	(26,685)	(7,859)	(24,933)	(5,912)
Net Loss	$(73,868)	$(28,215)	$(61,942)	$(21,434)
Less: Net income attributable to NCI	204	65	579	280
Net loss attributable to UIHC	$(74,072)	$(28,280)	$(62,521)	$(21,714)
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	27,884	5,606	52,106	30,561
Reclassification adjustment for net realized investment gains	(24,968)	(18)	(24,959)	(186)
Income tax expense related to items of other comprehensive income	(707)	(1,486)	(6,582)	(7,374)
Total comprehensive income (loss)	$(71,659)	$(24,113)	$(41,377)	$1,567
Less: Comprehensive income attributable to NCI	208	101	731	537
Comprehensive income (loss) attributable to UIHC	$(71,867)	$(24,214)	$(42,108)	$1,030

Weighted average shares outstanding
Basic	42,893,205	42,795,414	42,853,364	42,750,710
Diluted	42,893,205	42,795,414	42,853,364	42,750,710

Earnings available to UIHC common stockholders per share
Basic	$(1.73)	$(0.66)	$(1.46)	$(0.51)
Diluted	$(1.73)	$(0.66)	$(1.46)	$(0.51)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Statements include related party transactions as detailed in Note 12.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2019	43,231,184	$4	$390,719	$(431)	$9,648	$141,973	$541,913	$20,575	$562,488
Net income (loss)	—	—	—	—	—	(28,280)	(28,280)	65	(28,215)
Other comprehensive income, net	—	—	—	—	4,066	—	4,066	36	4,102
Stock Compensation	3,304	—	714	—	—	—	714	—	714
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,571)	(2,571)	—	(2,571)
September 30, 2019	43,234,488	$4	$391,433	$(431)	$13,714	$111,122	$515,842	$20,676	$536,518

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2020	43,068,379	$4	$392,633	$(431)	$29,527	$106,534	$528,267	$21,250	$549,517
Net income (loss)	—	—	—	—	—	(74,072)	(74,072)	204	(73,868)
Other comprehensive income, net	—	—	—	—	2,205	—	2,205	4	2,209
Stock Compensation	12,031	—	121	—	—	—	121	—	121
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,581)	(2,581)	—	(2,581)
September 30, 2020	43,080,410	$4	$392,754	$(431)	$31,732	$29,881	$453,940	$21,458	$475,398

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity For the Nine Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2018	42,984,578	$4	$389,141	$(431)	$(9,030)	$140,546	$520,230	$20,139	$540,369
Net income (loss)	—	—	—	—	—	(21,714)	(21,714)	280	(21,434)
Other comprehensive income, net	—	—	—	—	22,744	—	22,744	257	23,001
Stock Compensation	249,910	—	2,292	—	—		2,292	—	2,292
Cash dividends on common stock ($0.18 per common share)	—	—	—	—	—	(7,710)	(7,710)	—	(7,710)
September 30, 2019	43,234,488	$4	$391,433	$(431)	$13,714	$111,122	$515,842	$20,676	$536,518

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2019	43,028,074	$4	$391,852	$(431)	$11,319	$100,394	$503,138	$20,727	$523,865
Net income (loss)	—	—	—	—	—	(62,521)	(62,521)	579	(61,942)
Other comprehensive income, net	—	—	—	—	20,413	—	20,413	152	20,565
Reclassification due to adoption of ASU 2016-13	—	—	—	—	—	(262)	(262)	—	(262)
Stock Compensation	52,336		902	—	—	—	902	—	902
Cash dividends on common stock ($0.18 per common share)	—	—	—	—	—	(7,730)	(7,730)	—	(7,730)
September 30, 2020	43,080,410	$4	$392,754	$(431)	$31,732	$29,881	$453,940	$21,458	$475,398

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(61,942)	$(21,434)
Adjustments to reconcile net losses to net cash used by operating activities:
Depreciation and amortization	7,875	8,984
Bond amortization and accretion	4,686	3,884
Net realized gains on investments	(24,959)	(186)
Net unrealized losses (gains) on equity securities	17,456	(15,519)
Provision for uncollectable premiums	(132)	186
Provision for uncollectable reinsurance recoverables	(368)	—
Provision for uncollectable notes receivable	(51)	—
Deferred income taxes, net	(1,172)	(4,584)
Stock based compensation	988	2,292
Changes in operating assets and liabilities:
Accrued investment income	210	(20)
Premiums receivable	(12,113)	9,265
Reinsurance recoverable on paid and unpaid losses	(230,050)	(22,374)
Ceded unearned premiums	(132,770)	(149,665)
Deferred policy acquisition costs, net	(14,517)	(9,576)
Other assets	(30,065)	(8,031)
Unpaid losses and loss adjustment expenses	321,769	162,944
Unearned premiums	97,904	98,984
Reinsurance payable on premiums	181,580	146,722
Payments outstanding	10,950	227
Accounts payable and accrued expenses	11,065	8,153
Operating lease liability	1,918	356
Other liabilities	16,330	17,513
Net cash provided by operating activities	$164,592	$228,121
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	147,551	168,342
Equity securities	114,575	1,978
Other investments	2,928	5,461
Purchases of:
Fixed maturities	(265,685)	(200,208)
Equity securities	(26,497)	(11,011)
Other investments	(32,465)	(6,395)
Cost of property, equipment and capitalized software acquired	(9,463)	(16,437)
Disposal of property, equipment and capitalized software	2,914	—
Net cash used in investing activities	$(66,142)	$(58,270)
FINANCING ACTIVITIES
Repayments of borrowings	(1,143)	(849)
Dividends	(7,730)	(7,710)
Tax withholding payment related to net settlement of equity awards	(86)	—
Net cash used in financing activities	$(8,959)	$(8,559)
Increase in cash, cash equivalents and restricted cash	89,491	161,292
Cash, cash equivalents and restricted cash at beginning of period	287,057	184,120
Cash, cash equivalents and restricted cash at end of period	$376,548	$345,412
Supplemental Cash Flows Information
Interest paid	$4,828	$4,930
Income taxes paid	$1,015	$284
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

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

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent that manages substantially all aspects of UPC and FSIC's business, as well as JIC's personal residential business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC, FSIC, ACIC and IIC; AmCo Holding Company, LLC (AmCo) and Family Security Holdings, LLC (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; Skyway Reinsurance Services, LLC, which provides reinsurance brokerage services for our insurance companies; and Skyway Legal Services, LLC, which provides claims litigation services to our insurance companies.

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

We reclassified certain amounts in the 2019 financial statements to conform to the 2020 presentation. These reclassifications had no impact on our results of operations or stockholders' equity, as previously reported.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate our results for the remainder of the year or for any other future period.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

(c)Impact of COVID-19 and Financial Status

The COVID-19 pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans and restrictions, self-imposed quarantine periods, state and local shelter-in-place orders, business and government shutdowns and social distancing, have caused and continue to cause material disruption to businesses and economies globally. In addition, global equity markets have experienced and continue to experience significant volatility and weakness.

We are committed to our employees, agents, customers and stockholders in our resolve to maintain a stable and secure business. During the third quarter of 2020, we were able to resume hiring activities, despite the limits on in-person interviews and on-boarding procedures resulting from COVID-related protocols. In addition, we have converted to virtual sales processes to enable our agents to continue their activities. We believe these activities, collectively, help ensure the health and safety of our employees through adherence to CDC, state and local government work guidelines.

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. We reduced the size of the equity securities portfolio during the third quarter of 2020, which has reduced the impact of fluctuations in the markets on our financial condition. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the third quarter of 2020.

The scope, severity and longevity of any business shutdowns and economic disruptions as a result of the COVID-19 outbreak are highly uncertain and cannot be predicted at this time, as new information may continue to emerge concerning the actions governments may take to contain or mitigate the spread of the virus or address its impact on individuals, businesses and the economy. We did not incur material claims or significant disruptions to our business for the three and nine months ended September 30, 2020. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

The following table summarizes our allowance for expected credit losses by pooled asset for the nine months ended September 30, 2020:

	December 31, 2019	Provision for expected credit losses	Write-offs	September 30, 2020
Premiums Receivable	$165	$(235)	$202	$132
Reinsurance Recoverables	256	112	—	368
Note Receivable	141	(90)	—	51
Total	$562	$(213)	$202	$551

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain requirements. We adopted this guidance in the course of performing our annual assessment of goodwill during the fourth quarter of 2020 using data as of September 30, 2020. Any potential impairments will be recorded as of December 31, 2020. Any impact of the adoption of this standard on our consolidated financial statements and related disclosures will be dependent on market conditions of the reporting units at the time of our assessment and subsequent adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update is intended to replace the incurred loss impairment methodology in current GAAP with a method that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will provide users with more useful

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
information regarding the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In addition, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this guidance as of January 1, 2020 using a modified retrospective approach, which allowed us to initially apply the new credit loss guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings for 2020, with no adjustment to prior periods presented. The cumulative effect to the opening balance of retained earnings for 2020 was a decrease of $262,000, net of reversals from allowances recorded under prior guidance.

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

3)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at September 30, 2020 and December 31, 2019:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
U.S. government and agency securities	$118,213	$4,942	$25	$123,130
Foreign government	1,725	144	—	1,869
States, municipalities and political subdivisions	157,280	5,521	120	162,681
Public utilities	39,083	2,872	—	41,955
Corporate securities	331,208	17,120	662	347,666
Mortgage-backed securities	267,532	12,285	400	279,417
Asset-backed securities	62,623	1,055	327	63,351
Redeemable preferred stocks	6,364	66	61	6,369
Total fixed maturities	$984,028	$44,005	$1,595	$1,026,438

December 31, 2019
U.S. government and agency securities	$120,260	$749	$193	$120,816
Foreign government	3,975	97	1	4,071
States, municipalities and political subdivisions	131,203	2,611	63	133,751
Public utilities	24,660	700	26	25,334
Corporate securities	281,892	7,123	143	288,872
Mortgage-backed securities	248,206	4,174	477	251,903
Asset-backed securities	56,487	683	41	57,129
Redeemable preferred stocks	2,915	72	2	2,985
Total fixed maturities	$869,598	$16,209	$946	$884,861

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

Equity securities are summarized as follows:

	September 30, 2020		December 31, 2019
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$7,945	21.8%	$65,453	56.1%
Public utilities	—	—	3,663	3.1
Other common stocks	20,343	55.8	44,492	38.2
Nonredeemable preferred stocks	8,182	22.4	3,002	2.6
Total equity securities	$36,470	100.0%	$116,610	100.0%

    When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine months ended September 30, 2020 and 2019, respectively:

	2020		2019
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$708	$47,153	$66	$34,282
Equity securities	26,724	97,725	3	272
Short-term investments	—	1,275	—	2,511
Total realized gains	27,432	146,153	69	37,065
Fixed maturities	(45)	1,203	(48)	2,033
Equity securities	(2,419)	9,509	(3)	14
Short-term investments	—	—	—	10
Total realized losses	(2,464)	10,712	(51)	2,057
Net realized investment gains	$24,968	$156,865	$18	$39,122
Nine Months Ended September 30,
Fixed maturities	$1,425	$139,609	$597	$129,364
Equity securities	27,550	101,696	94	814
Short-term investments	—	1,346	—	3,571
Total realized gains	28,975	242,651	691	133,749
Fixed maturities	(439)	7,942	(287)	36,661
Equity securities	(3,577)	12,879	(217)	1,163
Short-term investments	—	128	(1)	1,035
Total realized losses	(4,016)	20,949	(505)	38,859
Net realized investment gains	$24,959	$263,600	$186	$172,608

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
The table below summarizes our fixed maturities at September 30, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2020
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$93,973	9.5%	$94,650	9.2%
Due after one year through five years	264,627	26.9	276,916	27.0
Due after five years through ten years	279,045	28.4	295,069	28.7
Due after ten years	16,228	1.6	17,035	1.7
Asset and mortgage backed securities	330,155	33.6	342,768	33.4
Total	$984,028	100.0%	$1,026,438	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturities	$5,744	$5,757	$16,806	$17,379
Equity securities	467	614	1,966	1,728
Cash and cash equivalents	30	1,611	767	3,407
Other investments	62	83	17	847
Other assets	12	11	114	108
Investment income	6,315	8,076	19,670	23,469
Investment expenses	(305)	(273)	(836)	(801)
Net investment income	$6,010	$7,803	$18,834	$22,668

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

During the three and nine months ended September 30, 2020, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at September 30, 2020. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2020
U.S. government and agency securities	2	$1	$1,490	21	$24	$12,126
States, municipalities and political subdivisions	20	120	15,811	—	—	—
Corporate securities	45	659	20,229	4	3	1,004
Mortgage-backed securities	51	298	27,677	7	102	3,495
Asset-backed securities	16	297	5,523	1	30	970
Redeemable preferred stocks	28	61	3,075	—	—	—
Total fixed maturities	162	$1,436	$73,805	33	$159	$17,595

December 31, 2019
U.S. government and agency securities	37	$89	$26,372	39	$104	$31,364
Foreign governments	—	—	—	2	1	600
States, municipalities and political subdivisions	31	61	14,508	2	2	1,262
Public utilities	9	25	4,626	2	1	250
Corporate securities	42	124	22,435	27	19	9,605
Mortgage-backed securities	89	322	59,101	50	155	12,738
Asset-backed securities	15	34	8,447	5	7	1,259
Redeemable preferred stocks	—	—	—	1	2	97
Total fixed maturities	223	$655	$135,489	128	$291	$57,175
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2020 and December 31, 2019. Changes in interest rates subsequent to September 30, 2020 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2020.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
September 30, 2020
U.S. government and agency securities	$123,130	$—	$123,130	$—
Foreign government	1,869	—	1,869	—
States, municipalities and political subdivisions	162,681	—	162,681	—
Public utilities	41,955	—	41,955	—
Corporate securities	347,666	—	347,666	—
Mortgage-backed securities	279,417	—	279,417	—
Asset-backed securities	63,351	—	63,351	—
Redeemable preferred stocks	6,369	1,587	4,782	—
Total fixed maturities	1,026,438	1,587	1,024,851	—
Mutual funds	7,945	7,945	—	—
Other common stocks	20,343	20,343	—	—
Non-redeemable preferred stocks	8,182	8,182	—	—
Total equity securities	36,470	36,470	—	—
Other investments (1)	28,100	300	27,800	—
Total investments	$1,091,008	$38,357	$1,052,651	$—

December 31, 2019
U.S. government and agency securities	$120,816	$—	$120,816	$—
Foreign government	4,071	—	4,071	—
States, municipalities and political subdivisions	133,751	—	133,751	—
Public utilities	25,334	—	25,334	—
Corporate securities	288,872	—	288,872	—
Mortgage-backed securities	251,903	—	251,903	—
Asset-backed securities	57,129	—	57,129	—
Redeemable preferred stocks	2,985	747	2,238	—
Total fixed maturities	884,861	747	884,114	—
Mutual Funds	65,453	65,453	—	—
Public utilities	3,663	3,663	—	—
Other common stocks	44,492	44,492	—	—
Non-redeemable preferred stocks	3,002	3,002	—	—
Total equity securities	116,610	116,610	—	—
Other investments (1)	499	300	199	—
Total investments	$1,001,970	$117,657	$884,313	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

    The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2020 and December 31, 2019, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, Truist Financial Corporation (Truist) (formerly known as Branch Banking & Trust Corporation or BB&T), and our senior notes approximate fair value as the interest rates and terms are variable.

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
September 30, 2020
methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended September 30, 2020, we transferred no investments between levels.

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

The information presented in the table below is as of September 30, 2020:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments (1)	$9,510	$1,088	$327	$10,271
Certificates of deposit	300	—	—	300
Short-term investments	27,801	—	1	27,800
Total other investments	$37,611	$1,088	$328	$38,371
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

The following table presents the components of restricted assets:

	September 30, 2020	December 31, 2019
Trust funds	$52,301	$70,668
Cash on deposit (regulatory deposits)	933	920
Total restricted cash	$53,234	$71,588

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
4)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net losses attributable to UIHC common stockholders	$(74,072)	$(28,280)	$(62,521)	$(21,714)

Denominator:
Weighted-average shares outstanding	42,893,205	42,795,414	42,853,364	42,750,710
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	42,893,205	42,795,414	42,853,364	42,750,710

Earnings available to UIHC common stockholders per share
Basic	$(1.73)	$(0.66)	$(1.46)	$(0.51)
Diluted	$(1.73)	$(0.66)	$(1.46)	$(0.51)

See Note 15 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

5)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Land	$2,114	$2,114
Building and building improvements (construction in progress of $0 and $2,180, respectively)	9,211	11,315
Computer hardware and software (software in progress of $1,542 and $6,317, respectively)	40,676	33,219
Office furniture and equipment	3,204	3,260
Leasehold improvements	749	20
Leased vehicles(1)	2,216	1,693
Total, at cost	58,170	51,621
Less: accumulated depreciation and amortization	(23,290)	(18,893)
Property and equipment, net	$34,880	$32,728
(1) Includes vehicles under capital leases. See Note 10 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $2,002,000 and $2,924,000 for the three months ended September 30, 2020 and 2019, respectively, and $4,397,000 and $4,700,000 for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, we incurred non-cash construction in progress write-off charges of $2,763,000 as a result of our decision to discontinue our negotiations for the acquisition of an adjoining lot next to our planned construction of a new 150,000 square-foot headquarters and associated permit applications and architectural drawings.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at September 30, 2020 and December 31, 2019, was $73,045,000. There was no goodwill acquired or disposed of during the three or nine month periods ended September 30, 2020 and 2019.

We completed our most recent goodwill impairment testing during the fourth quarter of 2019 and determined that there was no impairment in the value of the asset as of December 31, 2019. The future potential impacts of COVID-19 on the operating results of our reporting units are uncertain, as we continue to monitor the global economic volatility. However, we remain committed to our strategic plan to realize our long-term forecasts. As a result of our analysis, and in consideration of the totality of events and circumstances, we did not identify any triggering events of impairment during the three and nine month periods ended September 30, 2020.

No impairment loss in the value of goodwill was recognized during the three or nine month periods ended September 30, 2020 and 2019. Additionally, there was no accumulated impairment related to goodwill at September 30, 2020 or December 31, 2019.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Intangible assets subject to amortization	$19,216	$22,440
Indefinite-lived intangible assets(1)	3,639	3,639
Total	$22,855	$26,079
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2020
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.3	34,661	(18,275)	16,386
Trade names acquired	3.5	6,381	(3,551)	2,830
Total		$83,830	$(64,614)	$19,216

December 31, 2019
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.8	34,661	(15,658)	19,003
Trade names acquired	4.3	6,381	(2,944)	3,437
Total		$83,830	$(61,390)	$22,440

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and nine months ended September 30, 2020 and 2019.

Amortization expense of our intangible assets was $1,043,000 and $1,326,000 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense of intangible assets was $3,224,000 and $4,030,000 for the nine months ended September 30, 2020 and 2019, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2020 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2020	$1,043
2021	3,555
2022	3,246
2023	3,246
2024	2,640
2025	2,438

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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss treaty, in effect from June 1, 2020 through May 31, 2021, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $3,300,000,000. In addition to this treaty, we have an aggregate excess of loss treaty effective January 1, 2020, which provides coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. We ceded $30,000,000 in catastrophe losses under this treaty for the nine months ended September 30, 2020. The quota share agreement, effective June 1, 2020 to May 31, 2021, provides coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Reinsurance recoverable at the balance sheet dates consists of the following:

	September 30,	December 31,
	2020	2019
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$701,715	$482,315
Reinsurance recoverable on paid losses and loss adjustment expenses	78,583	67,821
Reinsurance recoverable	$780,298	$550,136

We write the majority of our flood insurance policies under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $431,000 and $394,000 for the three month periods ended September 30, 2020 and 2019, respectively, and $1,195,000 and $1,034,000 for the nine month periods ended September 30, 2020 and 2019, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the nine months ended September 30, 2020 and 2019 on a GAAP basis:

	September 30,
	2020	2019
Balance at January 1	$760,357	$661,203
Less: reinsurance recoverable on unpaid losses	482,315	477,870
Net balance at January 1	$278,042	$183,333

Incurred related to:
Current year	429,347	335,708
Prior years	(6,165)	33,216
Total incurred	$423,182	$368,924
Paid related to:
Current year	195,728	185,257
Prior years	125,085	115,890
Total paid	$320,813	$301,147

Net balance at September 30	$380,411	$251,110
Plus: reinsurance recoverable on unpaid losses	701,715	573,037
Balance at September 30	$1,082,126	$824,147

Composition of reserve for unpaid losses and LAE:
Case reserves	$361,672	$271,073
IBNR reserves	720,454	553,074
Balance at September 30	$1,082,126	$824,147

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2019, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in 2020 related to prior year losses. This favorable development came as a result of the strengthening of our case reserves throughout 2019 based on a review of historical loss trends. The incurred losses and LAE for the nine months ended September 30, 2020 was higher than the incurred losses and LAE for the nine months ended September 30, 2019 due to a higher frequency of catastrophe activity during the third quarter of 2020 when compared to the prior period. The loss payments made by the Company during the nine months ended September 30, 2020 were in line with the loss payments we made during the nine months ended September 30, 2019. IBNR reserves increased when compared to the prior period as a result of higher ultimate loss estimates related to Hurricane Irma.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

9)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of September 30, 2020 and December 31, 2019:

		Effective Interest Rate	Carrying Value at
	Maturity		September 30, 2020	December 31, 2019
Senior Notes Payable	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note Payable	July 1, 2026	0.64%	6,764	7,647
Truist Term Note Payable	May 26, 2031	1.88%	3,698	3,958
Total long-term debt			$160,462	$161,605

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

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At September 30, 2020, we were in compliance with the covenants in the Senior Notes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 0.64% at the end of September 2020. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2020, we were in compliance with the covenants in the SBA Note.

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

In addition, the Truist Note requires that we establish and maintain with Truist at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At September 30, 2020, we were in compliance with the covenants in the Truist Note other than the minimum cash flow coverage ratio covenant.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the nine months ended September 30, 2020 and 2019:

	2020	2019
Balance at January 1,	$2,673	$3,010
Additions	—	—
Amortization	(254)	(254)
Balance at September 30,	$2,419	$2,756

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

At September 30, 2020, we were not involved in any material non-claims-related legal actions.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining four limited partnership investments. The amount of unfunded commitments was $2,101,000 and $2,201,000 at September 30, 2020 and December 31, 2019, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$2,095	$335
Financing lease assets	Property and equipment, net	1,275	1,263
Total lease assets		$3,370	$1,598

Liabilities
Operating lease liabilities	Operating lease liability	$2,242	$324
Financing lease liabilities	Other liabilities	36	34
Total lease liabilities		$2,278	$358

The components of lease expenses were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2020		September 30, 2019	September 30, 2020	September 30, 2019
Operating lease expense	$174		$46	$469	$137
Financing lease expense:
Amortization of leased assets	184		115	511	261
Interest on lease liabilities	—	1	1	1	1
Short-term lease expense	—		9	—	133
Net lease expense	$358		$171	$981	$532

At September 30, 2020, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2020	$162	$6	$168
2021	619	22	641
2022	532	12	544
2023	517	2	519
2024	528	—	528
Thereafter	1,373	—	1,373
Total undiscounted future minimum lease payments	3,731	42	3,773
Less: Imputed interest	(1,489)	(6)	(1,495)
Present value of lease liabilities	$2,242	$36	$2,278

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (months)
Operating leases	69	176
Financing leases	24	28

Weighted average discount rate
Operating leases	3.58%	4.00%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$27	$414	$505	$891

Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	2,136	—
Right-of-use assets obtained in exchange for new financing lease liabilities	28	425	522	915

See Note 9 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to regulatory actions.

11)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries UPC, ACIC and JIC are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At September 30, 2020, and during the three and nine months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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
September 30, 2020

The SBA Note is considered a surplus note pursuant to statutory accounting principles. As a result, UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the SBA Note. Any payment of principal or interest requires permission from the insurance regulatory authority.

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three and nine months ended September 30, 2020, our combined recorded statutory net loss was $49,155,000 and $37,452,000, respectively. For the three and nine months ended September 30, 2019, our statutory net loss was $25,464,000 and $32,045,000, respectively.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At September 30, 2020, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at September 30, 2020 and December 31, 2019 was $370,451,000 and $415,948,000, respectively.

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
In accordance with the managing general agency contract with AmRisc, we recorded $58,867,000 and $329,530,000 of gross written premiums for the three and nine month periods ended September 30, 2019, respectively, resulting in gross fees and commissions (including a profit commission) of $12,177,000 and $87,170,000 for the three and nine month periods ended September 30, 2019, respectively, due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $1,066,000 and $4,944,000 in ceded premiums to AmRisc as a reinsurance intermediary for the three and nine month periods ended September 30, 2019, respectively.
13)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2019	$14,962	$(3,643)	$11,319
Changes in net unrealized gains on investments	51,847	(12,758)	39,089
Reclassification adjustment for realized gains	(24,901)	6,225	(18,676)
September 30, 2020	$41,908	$(10,176)	$31,732

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
14)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2020		2019
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,571	$0.06	$2,569
Second Quarter	$0.06	$2,578	$0.06	$2,570
Third Quarter	$0.06	$2,581	$0.06	$2,571

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of September 30, 2020, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

The following table presents our total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee stock-based compensation expense
Pre-tax (1)	$108	$536	$582	$1,482
Post-tax (2)	86	424	460	1,171
Director stock-based compensation expense
Pre-tax (1)	99	178	406	810
Post-tax (2)	78	141	321	640
(1) This table does not include withholding of vested shares for tax liabilities, which totaled $86,000 for both the three and nine months ended September 30, 2020.
(2) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,086,000 of unrecognized stock compensation expense at September 30, 2020 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.2 years. We had approximately $234,000 of unrecognized director stock-based compensation expense at September 30, 2020 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.6 years.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
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

We granted 37,318 and 384,572 shares of restricted common stock during the three and nine month periods ended September 30, 2020, respectively, which had a weighted-average grant date fair value of $7.31 and $9.35 per share, respectively. We granted 843 and 133,421 shares of restricted common stock during the three and nine month periods ended September 30, 2019, respectively, which had a weighted-average grant date fair value of $12.82 and $16.26 per share, respectively. During the nine month period ended September 30, 2019, we granted 45,000 shares of restricted common stock which were contingent upon stockholder approval of our 2020 Omnibus Incentive Plan, which was approved at our 2020 annual meeting of stockholders. Following this approval, the contingent shares were issued and fully vested during the nine month period ended September 30, 2020.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	214,495	$17.49
Granted (1)	384,572	9.35
Less: Forfeited	232,323	12.61
Less: Vested (1)	109,267	16.63
Outstanding as of September 30, 2020	257,477	$10.10
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	207,069	$18.69	9.00	$—
Granted	221,541	8.77	—	—
Less: Forfeited	234,472	12.76	—	—
Less: Expired	32,098	18.87	—	—
Less: Exercised	—	—	—	—
Outstanding as of September 30, 2020	162,040	$13.67	8.03	$—

Vested as of September 30, 2020	73,956	$18.81	2.69	$—
Exercisable as of September 30, 2020	41,858	$18.77	4.76	$—

16)    SUBSEQUENT EVENTS

Hurricane Delta and Hurricane Zeta made landfall in Louisiana as Category 2 storms on October 9th and October 28th, respectively. We estimate that we will incur pre-tax retained losses related to both storms, within a range of $50,000,000 to $55,000,000, net of reinsurance recoverable.

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC, including its subsidiary FSIC, in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of these transactions, along with the organic growth of premium in states in which we currently write premium, we have grown our policies in-force by 2.6% from 625,445 policies in-force at September 30, 2019 to 641,633 policies in-force at September 30, 2020.

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

We are committed to our employees, agents, customers and stockholders in our resolve to maintain a stable and secure business. During the third quarter of 2020, we were able to resume hiring activities, despite the limits on in-person interviews and on-boarding procedures resulting from COVID-related protocols. In addition, we have converted to virtual sales processes to enable our agents to continue their activities. We believe these activities, collectively, help ensure the health and safety of our employees through adherence to CDC, state and local government work guidelines.

UNITED INSURANCE HOLDINGS CORP.

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exception of fluctuations in our investment portfolios due to volatility in the equity securities markets, as further described in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" of this Form 10-Q. We reduced the size of our equity securities portfolio during the third quarter of 2020, which has reduced the impact of fluctuations in the markets on our financial condition. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the third quarter of 2020. A more prolonged economic downturn related to impacts from COVID-19 could result in a variety of future risks to our business as described in Part II, Item 1A. "Risk Factors" of this Form 10-Q.

The scope, severity and longevity of any business shutdowns and economic disruptions as a result of the COVID-19 outbreak are highly uncertain and cannot be predicted at this time, as new information may continue to emerge concerning the actions governments may take to contain or mitigate the spread of the virus or address its impact on individuals, businesses and the economy. We did not incur material claims or significant disruptions to our business for the three and nine months ended September 30, 2020. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our financial results and condition in future periods, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2020 Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Gross premiums written	$365,819	$317,184	$1,140,653	$1,085,505
Gross premiums earned	353,991	344,683	1,042,749	986,521
Net premiums earned	188,741	192,920	565,819	564,046
Total revenues	212,733	207,598	605,434	614,695
Loss before income tax	(100,553)	(36,074)	(86,875)	(27,346)
Loss attributable to UIHC	(74,072)	(28,280)	(62,521)	(21,714)
Net loss available to UIHC stockholders per diluted share	$(1.73)	$(0.66)	$(1.46)	$(0.51)

Reconciliation of net loss to core loss:
Plus: Non-cash amortization of intangible assets	$1,043	$1,326	$3,224	$4,030
Less: Realized gains on investment portfolio	24,968	18	24,959	186
Less: Unrealized gains (losses) on equity securities	(11,552)	2,609	(17,456)	15,519
Less: Net tax impact (1)	(2,598)	(359)	(898)	(3,220)
Core loss (2)	(83,847)	(29,222)	(65,902)	(30,169)
Core loss per diluted share(2)	$(1.95)	$(0.68)	$(1.54)	$(0.71)

Book value per share			$10.54	$11.93
(1) In order to reconcile the net loss to the core loss measure, we included the tax impact of all adjustments using the 21% corporate federal tax rate.
(2) Core loss, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net loss, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE:
Gross premiums written	$365,819	$317,184	$1,140,653	$1,085,505
Change in gross unearned premiums	(11,828)	27,499	(97,904)	(98,984)
Gross premiums earned	353,991	344,683	1,042,749	986,521
Ceded premiums earned	(165,250)	(151,763)	(476,930)	(422,475)
Net premiums earned	188,741	192,920	565,819	564,046
Net investment income	6,010	7,803	18,834	22,668
Net realized investment gains	24,968	18	24,959	186
Net unrealized gain (loss) on equity securities	(11,552)	2,609	(17,456)	15,519
Other revenue	4,566	4,248	13,278	12,276
Total revenue	212,733	207,598	605,434	614,695
EXPENSES:
Losses and loss adjustment expenses	218,652	148,125	423,182	368,924
Policy acquisition costs	58,735	61,849	170,183	178,717
Operating expenses	14,483	12,167	38,164	33,577
General and administrative expenses	19,224	19,105	53,646	53,488
Interest expense	2,210	2,443	7,194	7,379
Total expenses	313,304	243,689	692,369	642,085
Loss before other income	(100,571)	(36,091)	(86,935)	(27,390)
Other income	18	17	60	44
Loss before income taxes	(100,553)	(36,074)	(86,875)	(27,346)
Benefit for income taxes	(26,685)	(7,859)	(24,933)	(5,912)
Net loss	$(73,868)	$(28,215)	$(61,942)	$(21,434)
Less: Net income attributable to noncontrolling interests	204	65	579	280
Net loss attributable to UIHC	$(74,072)	$(28,280)	$(62,521)	$(21,714)
Earnings available to UIHC common stockholders per diluted share	$(1.73)	$(0.66)	$(1.46)	$(0.51)
Book value per share			$10.54	$11.93
Return on equity based on GAAP net loss			(16.5)%	(5.5)%
Loss ratio, net (1)	115.8%	76.8%	74.8%	65.4%
Expense ratio (2)	49.0%	48.3%	46.3%	47.1%
Combined ratio (3)	164.8%	125.1%	121.1%	112.5%
Effect of current year catastrophe losses on combined ratio	74.2%	26.0%	33.0%	13.8%
Effect of prior year development on combined ratio	(2.2)%	6.3%	(1.1)%	5.9%
Underlying combined ratio (4)	92.8%	92.8%	89.2%	92.8%
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

Net income excluding the effects of amortization of intangible assets, realized gains (losses) and unrealized gains (losses) on equity securities, net of tax (core income (loss)) is a non-GAAP measure, which is computed by adding amortization, net of tax, to net income and subtracting realized gains (losses) on our investment portfolio, net of tax, and unrealized gains (losses) on our equity securities, net of tax, from net income. Amortization expense is related to the amortization of intangible assets acquired through mergers and therefore the expense does not arise through normal operations. Investment portfolio gains (losses) and unrealized equity security gains (losses) vary independent of our operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net income. The core income measure should not be considered a substitute for net income and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2020, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2019; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2020 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2020 COMPARED TO DECEMBER 31, 2019

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $1,477,827,000 at September 30, 2020, compared to $1,298,780,000 at December 31, 2019.

The following table summarizes our investments, by type:

	September 30, 2020		December 31, 2019
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$123,130	8.3%	$120,816	9.3%
Foreign government	1,869	0.1%	4,071	0.3%
States, municipalities and political subdivisions	162,681	11.0%	133,751	10.3%
Public utilities	41,955	2.8%	25,334	2.0%
Corporate securities	347,666	23.6%	288,872	22.3%
Mortgage-backed securities	279,417	18.9%	251,903	19.4%
Asset-backed securities	63,351	4.3%	57,129	4.4%
Redeemable preferred stocks	6,369	0.4%	2,985	0.2%
Total fixed maturities	1,026,438	69.4%	884,861	68.2%
Mutual funds	7,945	0.5%	65,453	5.0%
Public utilities	—	—%	3,663	0.3%
Other common stocks	20,343	1.4%	44,492	3.4%
Non-redeemable preferred stocks	8,182	0.6%	3,002	0.2%
Total equity securities	36,470	2.5%	116,610	8.9%
Other investments	38,371	2.6%	10,252	0.8%
Total investments	1,101,279	74.5%	1,011,723	77.9%
Cash and cash equivalents	323,314	21.9%	215,469	16.6%
Restricted cash	53,234	3.6%	71,588	5.5%
Total cash, cash equivalents, restricted cash and investments	$1,477,827	100.0%	$1,298,780	100.0%

UNITED INSURANCE HOLDINGS CORP.

We classify all of our fixed-maturity investments as available-for-sale. Our investments at September 30, 2020 and December 31, 2019 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At September 30, 2020, approximately 85.0% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 15.0% were corporate bonds rated “BBB” or "BB".

The most significant impact of COVID-19 on our business during the three and nine months ended September 30, 2020 was the fluctuations in our investment portfolios due to volatility in the equity securities markets that we were unable to predict. During the three months ended September 30, 2020, we decreased our equity portfolio from 9.1% of our total invested assets at June 30, 2020 to 2.5% of our total invested assets at September 30, 2020. As a result of this decrease, we experienced a decreased impact from fluctuations in the equity securities markets on our financial statements for the three months ended September 30, 2020. We may continue seeing volatile swings in the markets through the remainder of the year if economic stresses persist. Management is working closely with our investment asset managers to monitor the fluctuations in the markets and the corresponding impact to our portfolios. Future declines in the markets due to COVID-19 may have a negative impact on our investment returns; however, we have taken a conservative approach and have limited our exposure to the volatility in the equity markets to less than 10% of our invested assets.

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

During the second quarter of 2020, we placed our reinsurance program for the 2020 hurricane season. We purchased catastrophe excess of loss reinsurance protection of approximately $3,300,000,000. The treaties reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms and tornadoes. The agreements became effective as of June 1, 2020, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF covers Florida risks only and we participate at 90%.

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

UNITED INSURANCE HOLDINGS CORP.

Reinsurance costs as a percent of gross earned premium during the three and nine month periods ended September 30, 2020 and 2019 were as follows:

	2020	2019
Three Months Ended September 30,
Non-at-Risk	(2.2)%	(2.3)%
Quota Share	(13.6)%	(12.2)%
All Other	(30.9)%	(29.5)%
Total Ceding Ratio	(46.7)%	(44.0)%

Nine Months Ended September 30,
Non-at-Risk	(2.2)%	(2.3)%
Quota Share	(13.0)%	(9.7)%
All Other	(30.5)%	(30.8)%
Total Ceding Ratio	(45.7)%	(42.8)%

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Quota Share	$(56,006)	$(45,352)	$(156,234)	$(136,254)
Excess-of-loss	(2,295)	(4,611)	(424,680)	(411,413)
Equipment, identity theft, and cyber security (1)	(3,938)	(2,714)	(10,360)	(7,700)
Flood and inland flood (1)	(6,978)	(6,489)	(18,427)	(16,773)
Ceded premiums written	$(69,217)	$(59,166)	$(609,701)	$(572,140)
Change in ceded unearned premiums	(96,033)	(92,597)	132,771	149,665
Ceded premiums earned	$(165,250)	$(151,763)	$(476,930)	$(422,475)
(1) We began writing cyber security and inland flood policies in 2020.

UNITED INSURANCE HOLDINGS CORP.

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2020			2019
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	7	$125,122	66.3%	3	$31,295	16.2%
All other catastrophe loss events	6	14,880	7.9%	2	18,873	9.8%
Total	13	$140,002	74.2%	5	$50,168	26.0%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	10	$130,446	23.0%	3	$31,295	5.6%
All other catastrophe loss events	29	56,473	10.0%	26	46,332	8.2%
Total	39	$186,919	33.0%	29	$77,627	13.8%
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

Unpaid losses and LAE totaled $1,082,126,000 and $760,357,000 as of September 30, 2020 and December 31, 2019, respectively. The balance increased from year end as a result of increased current year incurred losses primarily related to a higher frequency of catastrophe activity during the third quarter of 2020. This increase also resulted in an increase in our reinsurance recoverables on unpaid losses balance at September 30, 2020 compared to December 31, 2019.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

Net loss attributable to UIHC for the three months ended September 30, 2020 increased $45,792,000, or 161.9%, to $74,072,000 for the third quarter of 2020 from a net loss of $28,280,000 for the same period in 2019. The increase in net loss was primarily due to an increase in loss and LAE from escalated catastrophe activity during the third quarter of 2020. We also experienced a decrease in unrealized gain on equity securities during the third quarter of 2020 compared to the third quarter of 2019. We sold equity securities that were in an unrealized gain position during the third quarter of 2020, which resulted in realized gains of $24,305,000, and therefore reduced the unrealized gain balance at quarter end.

Revenue

Our gross written premiums increased $48,635,000, or 15.3%, to $365,819,000 for the third quarter ended September 30, 2020 from $317,184,000 for the same period in 2019, driven by rate increases in Florida and organic policy growth in new and renewal business generated in the Gulf and Southeast regions. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2020	2019	Change
Direct Written and Assumed Premium by Region (1)
Florida	$191,858	$157,278	$34,580
Gulf	73,804	62,970	10,834
Northeast	55,871	55,665	206
Southeast	36,496	32,047	4,449
Total direct written premium by region	358,029	307,960	50,069
Assumed premium (2)	7,790	9,224	(1,434)
Total gross written premium by region	$365,819	$317,184	$48,635

Gross Written Premium by Line of Business
Personal property	$302,078	$259,187	$42,891
Commercial property	63,741	57,997	5,744
Total gross written premium by line of business	$365,819	$317,184	$48,635
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2020 and 2019 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended September 30,
New and Renewal Policies by Region (1)	2020	2019	Change
Florida	72,268	65,589	6,679
Gulf	42,734	38,303	4,431
Northeast	40,896	41,949	(1,053)
Southeast	28,154	26,014	2,140
Total	184,052	171,855	12,197
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended September 30, 2020 increased $69,615,000, or 28.6%, to $313,304,000 from $243,689,000 for the same period in 2019. The increase in expenses was primarily due to an increase in loss and LAE expenses of $70,527,000 in the third quarter of 2020 compared to the third quarter of 2019.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2020	2019	Change
Net loss and LAE	$218,652	$148,125	$70,527
% of Gross earned premiums	61.8%	43.0%	18.8 pts
% of Net earned premiums	115.8%	76.8%	39.0 pts
Less:
Current year catastrophe losses	$140,002	$50,168	$89,834
Prior year reserve (favorable) development	(4,213)	12,249	(16,462)
Underlying loss and LAE (1)	$82,863	$85,708	$(2,845)
% of Gross earned premiums	23.4%	24.9%	(1.5) pts
% of Net earned premiums	43.9%	44.4%	(0.5) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended September 30,
	2020	2019	Change
Policy acquisition costs	$58,735	$61,849	$(3,114)
Operating and underwriting	14,483	12,167	2,316
General and administrative	19,224	19,105	119
Total Operating Expenses	$92,442	$93,121	$(679)
% of Gross earned premiums	26.1%	27.0%	(0.9) pts
% of Net earned premiums	49.0%	48.3%	0.7 pts

Loss and LAE increased by $70,527,000, or 47.6%, to $218,652,000 for the third quarter of 2020 from $148,125,000 for the third quarter of 2019. Loss and LAE expense as a percentage of net earned premiums increased 39.0 points to 115.8% for the third quarter of 2020, compared to 76.8% for the same period last year. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2020 would have been 23.4%, a decrease of 1.5 points from 24.9% during the third quarter of 2019.

Policy acquisition costs decreased by $3,114,000, or 5.0%, to $58,735,000 for the third quarter of 2020 from $61,849,000 for the third quarter of 2019. The primary driver of the decrease was a decrease in assumed ceding commission expense of $5,267,000, as a result of the decline in our assumed line of business during the third quarter of 2020.

Operating and underwriting expenses increased by $2,316,000, or 19.0%, to $14,483,000 for the third quarter of 2020 from $12,167,000 for the third quarter of 2019, primarily due to increased investments in technology of $1,525,000, as well as increased agent-related expenses of $1,357,000 incurred during the quarter, which are based on our agent incentive program.

General and administrative expenses remained relatively flat, increasing by $119,000, or 0.6%, to $19,224,000 for the third quarter of 2020 from $19,105,000 for the third quarter of 2019.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

Net loss attributable to UIHC for the nine months ended September 30, 2020 increased $40,807,000, or 187.9%, to $62,521,000 from $21,714,000 for the same period in 2019. The increase was primarily due to an increase in loss and LAE due to a higher frequency of catastrophe activity for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Revenue

Our gross written premiums increased $55,148,000, or 5.1%, to $1,140,653,000 for the nine months ended September 30, 2020 from $1,085,505,000 for the same period in 2019, primarily reflecting organic growth in new and renewal business generated in the Gulf and Southeast regions, as well as the impact of rate increases in Florida and the Northeast regions. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2020	2019	Change
Direct Written and Assumed Premium by Region (1)
Florida	$648,662	$576,028	$72,634
Gulf	200,603	174,070	26,533
Northeast	153,857	153,234	623
Southeast	98,574	89,059	9,515
Total direct written premium by region	1,101,696	992,391	109,305
Assumed premium (2)	38,957	93,114	(54,157)
Total gross written premium by region	$1,140,653	$1,085,505	$55,148

Gross Written Premium by Line of Business
Personal property	$834,659	$755,974	$78,685
Commercial property	305,994	329,531	(23,537)
Total gross written premium by line of business	$1,140,653	$1,085,505	$55,148
(1) "Gulf" is comprised of Hawaii, Louisiana and Texas; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2020 and 2019 is primarily commercial property business assumed from unaffiliated insurers.

	Nine Months Ended September 30,
New and Renewal Policies By Region (1)	2020	2019	Change
Florida	208,432	209,580	(1,148)
Gulf	119,280	106,762	12,518
Northeast	115,135	117,485	(2,350)
Southeast	77,807	72,880	4,927
Total	520,654	506,707	13,947
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the nine months ended September 30, 2020 increased $50,284,000, or 7.8%, to $692,369,000 from $642,085,000 for the same period in 2019. The increase in expenses was primarily due to a $54,258,000 increase in loss and LAE due to a higher frequency of catastrophe activity in the third quarter of 2020. The calculations of our loss ratios and underlying loss ratios are shown below.

	Nine Months Ended September 30,
	2020	2019	Change
Net loss and LAE	$423,182	$368,924	$54,258
% of Gross earned premiums	40.6%	37.4%	3.2 pts
% of Net earned premiums	74.8%	65.4%	9.4 pts
Less:
Current year catastrophe losses	$186,919	$77,627	$109,292
Prior year reserve (favorable) development	(6,165)	33,216	(39,381)
Underlying loss and LAE (1)	$242,428	$258,081	$(15,653)
% of Gross earned premiums	23.2%	26.2%	(3.0) pts
% of Net earned premiums	42.8%	45.8%	(3.0) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Nine Months Ended September 30,
	2020	2019	Change
Policy acquisition costs	$170,183	$178,717	$(8,534)
Operating and underwriting	38,164	33,577	4,587
General and administrative	53,646	53,488	158
Total operating expenses	$261,993	$265,782	$(3,789)
% of Gross earned premiums	25.1%	26.9%	(1.8) pts
% of Net earned premiums	46.3%	47.1%	(0.8) pts

Loss and LAE increased $54,258,000, or 14.7%, to $423,182,000 for the nine months ended September 30, 2020 from $368,924,000 for the same period in 2019. Loss and LAE expense as a percentage of net earned premiums increased 9.4 points to 74.8% for the nine months ended September 30, 2020, compared to 65.4% for the same period in 2019. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2020 was 23.2%, a decrease of 3.0 points from 26.2% during the nine months ended September 30, 2019.

Policy acquisition costs decreased $8,534,000, or 4.8%, to $170,183,000 for the nine months ended September 30, 2020 from $178,717,000 for the same period in 2019. The primary driver of the decrease was an increase of $17,768,000 in ceding commission income as a result of changes made to the terms of our quota share agreement. This was offset by an increase of $7,692,000 of agent commission expenses driven by our increase in written premiums compared to the prior year.

Operating expenses increased $4,587,000, or 13.7%, to $38,164,000 for the nine months ended September 30, 2020 from $33,577,000 for the same period in 2019, primarily due to increased investments in technology of $5,354,000. This was offset by decreased printing and postage related expenses of $1,159,000.

General and administrative expenses remained relatively flat, increasing by $158,000, or 0.3%, to $53,646,000 for the nine months ended September 30, 2020 from $53,488,000 for the same period in 2019.

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

During the three months ended September 30, 2020, we did not make any capital contributions to any of our subsidiaries. During the nine months ended September 30, 2020, the Company made capital contributions of $12,000,000 and $3,000,000 to our insurance subsidiary, UPC, and reinsurance subsidiary, UPC Re, respectively. IIC paid a dividend of $12,000,000 to the Company during the nine months ended September 30, 2020.

During the three month period ended September 30, 2019, we made a $12,000,000 capital contribution to our insurance subsidiary FSIC and received a dividend of $13,579,000 from our insurance subsidiary ACIC. During the nine-month period ended September 30, 2019, we made capital contributions of $4,000,000 and $13,000,000 to our insurance subsidiaries UPC and FSIC, respectively. In addition, we refunded a dividend of $1,764,000 to our insurance subsidiary IIC, which was originally paid to UIHC in December 2018. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. However, during the three and nine month periods ended September 30, 2020, the disruptions did not have an impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving national and global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

UNITED INSURANCE HOLDINGS CORP.

Cash Flows for the nine months ended September 30, 2020 and 2019 (in millions)

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

During the nine months ended September 30, 2020, we had cash inflows of $164,592,000 compared to cash inflows of $228,121,000 during the nine months ended September 30, 2019. During 2020, we had more reinsurance recoverables outstanding than in 2019. The higher recoverable balance in 2020 is attributable to a higher frequency of catastrophe activity in 2020 (ten named or numbered storms made landfall during the year, seven of which were in the third quarter) as well as prior year catastrophe loss development.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the nine months ended September 30, 2020, we had net sales of investments totaling $59,593,000 compared to $41,833,000 during the nine months ended September 30, 2019. Our net cash outflows associated with the purchase and disposal of property, equipment and capitalized software also decreased from $16,437,000 during the nine months ended September 30, 2019 to $6,549,000 during the nine months ended September 30, 2020.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the nine months ended September 30, 2020, cash used in financing activities remained consistent totaling $8,959,000 compared to $8,559,000 for the nine months ended September 30, 2019. This outflow was primarily due to our dividend payments in the first three quarters of both 2020 and 2019.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2020, we did not have any off-balance-sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2019, and the following discussion serves as an update to such disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019.

As described further below, we had material changes to our equity price risk due to a material disposal of equity securities during the three months ended September 30, 2020. During the three months ended September 30, 2020, we decreased our equity portfolio from 9.1% of our total invested assets at June 30, 2020 to 2.5% of our total invested assets at September 30, 2020. We realized gains of $24,305,000 as a result of these disposals. We disposed of such equity securities in order to mitigate potential surplus declines from market volatility for each of our insurance subsidiaries.

EQUITY PRICE RISK

Our equity investment portfolio at September 30, 2020 consisted of common stocks, mutual funds and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following tables illustrate the composition of our equity portfolio at September 30, 2020 and December 31, 2019:

Stocks by Sector	Fair Value	% of Total Fair Value
September 30, 2020
Funds	$7,945	21.7%
Financial	7,900	21.7
Communications	6,044	16.6
Consumer, Non-cyclical	4,794	13.1
Technology	3,686	10.1
Industrial	3,017	8.3
Consumer, Cyclical	1,711	4.7
Utilities	1,373	3.8
Total	$36,470	100.0%

December 31, 2019
Funds	$65,453	56.0%
Industrial	11,491	9.9
Consumer, Non-cyclical	10,928	9.4
Financial	8,438	7.2
Technology	5,555	4.8
Utilities	4,002	3.4
Communications	3,690	3.2
Consumer, Cyclical	3,597	3.1
Energy	2,094	1.8
Basic Materials	1,362	1.2
Total	$116,610	100.0%

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

Changes in Internal Control over Financial Reporting

Although we have shifted operations for all employees to remote work environments for the protection of our employees and communities in response to COVID-19, this shift to remote work environments has not impacted our ability to ensure that our controls operate effectively. We did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2020.

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

At September 30, 2020, we were not involved in any material non-claims-related legal actions.

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

In recent months, a novel strain of coronavirus (COVID-19) has spread to many countries in the world, including the United States, and the outbreak was declared a pandemic by the World Health Organization in March 2020.

Considerable uncertainty still surrounds the COVID-19 virus and its potential impact, and the extent of and effectiveness of responses taken on international, national and local levels. The extent of the impact of COVID-19 on our business, results of operations and financial condition will depend, in large part, on future developments, which are highly uncertain and cannot be predicted with confidence such as:

•the duration and severity of the spread;
•the extent and duration of business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; and
•the effectiveness of actions taken by governmental authorities to contain and treat the virus.

UNITED INSURANCE HOLDINGS CORP.

However, measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already resulted in significant negative economic impacts on the United States and globally. The pandemic has resulted and continues to result in extreme volatility and disruptions in the economy. While we have not incurred any significant disruptions to our business operations, financial position, liquidity or our ability to service our policyholders as of the date of this Form 10-Q, with the exception of fluctuations in our investment portfolios due to the volatility in the equity securities markets, the continued impacts of COVID-19 (including a severe or prolonged economic downturn due to impacts from COVID-19) could result in a variety of risks to our business, including:

•an increase in the default of insurance premiums coinciding with an increase in unemployment rates and customers' inability to pay premiums;
•our ability to meet regulatory and debt service requirements;
•a decline in premiums as a result of limited new business production, weaker renewal retention rates, higher mid-term cancellations, more stringent regulatory requirements or a rating agency downgrade that would impact both agency and consumer confidence;
•travel restrictions and quarantines leading to a lack of in-person meetings, which could hinder the efficiency of our internal operations and our ability to establish relationships with agents to generate new business;
•contraction of the global reinsurance markets resulting from uncertainties related to current and future COVID-19 claims on underlying risks;
•higher frequency and/or severity of claims from certain perils such as theft, fire and liability, as well as fraudulent insurance loss schemes and litigation attempting to force coverage;
•changes in the equity markets, changes in interest rates, and reduced liquidity leading to a decline in the value of our investment portfolio;
•a recession or market correction could materially affect the value of our common stock; and
•our third-party vendors experiencing shutdowns or other business disruptions which impact our ability to conduct our business in the manner and on the timelines presently planned.

In response to the measures taken to limit the impact of COVID-19 described above, and for the protection of our employees and communities, in March 2020 we shifted operations for all employees to remote work environments. This shift in operations to remote work environments could prevent us from executing initiatives effectively, which could have an adverse effect on our business, results of operations and financial condition.  An extended period of remote work arrangements could introduce operational risk (including but not limited to cybersecurity risks) and may impair our ability to manage our business. We also outsource certain business activities to third parties. If one or more of the third parties to whom we outsource certain business activities experience operational failures or business disruptions as a result of the impacts from the spread of COVID-19, or claim that they cannot perform, it may have negative effects on our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

10.1	Release Agreement, dated as of September 29, 2020, by and between United Insurance Holdings Corp. and Deepak Menon (included as Exhibit 10.1 to the Form 8-K/A filed on October 1, 2020, and incorporated herein by reference).

10.2	Form of Indemnification Agreement, dated as of September 1, 2020, by and between United Insurance Holdings Corp. and the members of the Board of Directors.

10.3	Second Amended and Restated Employment Agreement, dated as of October 23, 2020, by and between United Insurance Holdings Corp. and Bennett Bradford Martz (included as Exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

10.4	Second Amended and Restated Employment Agreement, dated as of October 23, 2020, by and between United Insurance Holdings Corp. and Scott St. John (included as Exhibit 10.2 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

November 6, 2020	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

November 6, 2020	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)