Form 10-K
period 2020-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2021-03-09
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _____ to _____

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

The aggregate market value of shares of the registrant’s common stock held by non–affiliates of the registrant was approximately $152,328,904 as of June 30, 2020, calculated using the closing sales price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2021, 43,086,883 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

2

UNITED INSURANCE HOLDINGS CORP.

Throughout this Annual Report on Form 10-K (Form 10-K), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy and claim counts or where more specific language or context indicates a different presentation. In the narrative sections of this Form 10-K, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K or in documents incorporated by reference contain or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, gross written premium, earnings per share, estimated unpaid losses on insurance policies, investment returns, and diversification and expectations about our liquidity, our ability to meet our investment objectives and our ability to manage and mitigate market risk with respect to our investments. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “plan,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•our exposure to catastrophic events and severe weather conditions;
•the regulatory, economic and weather conditions present in Florida, Texas and Louisiana, the states in which we are most concentrated;
•our ability to cultivate and maintain agent relationships, particularly our relationship with AmRisc, LLC (AmRisc);
•our reliance on certain agencies that account for a substantial portion of our policies-in-force;
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
•the cost, viability and availability of reinsurance;
•our ability to collect from our reinsurers on our reinsurance claims;
•dependence on investment income and the composition of our investment portfolio and related market risks;
•the possibility of the pricing and terms for our products to decline due to the historically cyclical nature of the property and casualty insurance and reinsurance industry;
•the outcome of litigation pending against us, including the terms of any settlements;
•downgrades in our financial strength or stability ratings;
•the impact of future transactions of substantial amounts of our common stock by us or our significant stockholders on our stock price;
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
•the impact of the novel strain of coronavirus (COVID-19) and related business disruption and economic uncertainty on our business, results of operations and financial condition; and
•other risks and uncertainties described in this report, including under “Risk Factors” in Part I, Item 1A.
We caution you to not place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

    United Insurance Holdings Corp. (referred to in this Form 10-K as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in the personal residential and commercial residential property and casualty insurance business in the United States. Our largest insurance subsidiary is United Property & Casualty Insurance Company (UPC), and we also write business through American Coastal Insurance Company (ACIC), Family Security Insurance Company, Inc. (FSIC), Interboro Insurance Company (IIC), and Journey Insurance Company (JIC). Our insurance subsidiaries provide personal residential and commercial property and casualty insurance products that protect our policyholders against losses due to damages to structures and their contents. Some of our insurance subsidiaries sell policies that protect against liability for accidents as well as property damage. Our non-insurance subsidiaries support our insurance and investment operations.

As of December 31, 2020, approximately 40.1% of our policies in-force were written in Florida. We also write in Connecticut, Georgia, Hawaii, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Texas. We are licensed to write, but have not commenced writing business, in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. Our strategy is to write in multiple states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

Effective December 31, 2020, we have entered into a property quota share reinsurance contract with Homeowners Choice Property & Casualty Insurance Company, Inc. (HPC). According to the terms of this reinsurance contract, UPC Insurance will cede and HPC will assume a 69.5% quota share of our personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island on an in-force, new and renewal basis for the period from December 31, 2020 through May 31, 2021. In consideration for the reinsurance, HPC will pay UPC Insurance a provisional ceding commission of 25% of premium earned during the term of the contract that could increase up to 31.5% depending on the direct loss ratio results for the reinsured business. When coupled with the 30.5% cessions from our current quota share reinsurance agreement, we will no longer retain any risk associated with these states. In connection with the reinsurance contract, we have also entered into a renewal rights agreement with HPC and HCI Group, in which we have agreed to sell the renewal rights to the same business.

We manage our risk of catastrophic loss primarily through sophisticated underwriting procedures and pricing algorithms, powerful modeling software and exposure management tools, and the use of a comprehensive catastrophe reinsurance program. UPC Insurance has been operating continuously since 1999, and has successfully managed its business through various hurricanes, tropical storms, and other weather-related events. During 2020, the company faced an unprecedented increase in the frequency of catastrophic activity which had a material impact on the financial results of the company. Despite this challenge, our underlying results are continuing to improve through the implementation of our risk management strategy.

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

Financial strength or stability ratings are important to insurance companies in establishing their competitive position and may impact an insurance company’s ability to write policies. We are rated by Demotech, AM Best, and Kroll Bond Rating Agency (Kroll). Demotech maintains a letter-scale financial stability rating system ranging from A’’ (A double prime) to L (licensed by insurance regulatory authorities). AM Best maintains a letter-scale financial strength rating system ranging from A++ (Superior) to S (suspended). Kroll maintains a letter-scale financial strength rating system for insurance companies ranging from AAA (extremely strong operations and no risk) to R (operating under regulatory supervision). The financial strength or stability ratings of our insurance company subsidiaries as of December 31, 2020 are listed below. With these ratings, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.

UNITED INSURANCE HOLDINGS CORP.

Subsidiary	Demotech Rating	AM Best	Kroll Rating
UPC	A		A-
ACIC	A’		A-
FSIC	A		A-
IIC	A		A-
JIC		A-	A-
UIHC			BBB-

Impact of COVID-19 and Financial Status

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

We are committed to maintaining a stable and secure business for our employees, agents, customers and stockholders. During the second half of 2020, we were able to resume hiring activities, despite the limits on in-person interviews and on-boarding procedures resulting from COVID-related protocols. In addition, we have converted to virtual sales processes to enable our agents to continue their activities. We believe these activities, collectively, help ensure the health and safety of our employees through adherence to CDC, state and local government work guidelines.

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in Part II, Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" of this Form 10-K. We reduced the size of the equity securities portfolio during the second half of 2020, which has reduced the impact of fluctuations in the markets on our financial condition. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the year ended December 31, 2020.

The scope, severity and longevity of any business shutdowns and economic disruptions as a result of the COVID-19 outbreak are highly uncertain and cannot be predicted at this time, as new information may continue to emerge concerning the actions governments may take to contain or mitigate the spread of the virus or address its impact on individuals, businesses and the economy. We did not incur material claims or significant disruptions to our business for the year ended December 31, 2020, as a result of COVID-19. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

Our Strategy

Our vision is to be the premier provider of property insurance in catastrophe exposed areas. Historically, we have advanced our vision through strong organic growth complemented by strategic acquisitions. Going forward, we plan to optimize our portfolio by growing premiums via rate change while reducing risk exposures.

Our portfolio is concentrated in areas with an ongoing threat of natural catastrophes which exposes our company to risk and volatility. We manage the inherent volatility associated with our risk profile in three primary ways: strategically, financially and operationally.

Strategic Risk Management

UPC Insurance uses a strategic approach to manage inherent volatility and improve results through underwriting changes and exposure optimization. During 2020, we assessed our risk profile and determined that underwriting changes were necessary to increase our profitability. Where possible,we increased rates in each state and product offering and will continue this practice into 2021 for those states where actuarial data supports a rate change. We have increased the minimum deductible requirements for new and renewal business. We have utilized risk scoring technology which includes restrictions for roof age and condition.

UNITED INSURANCE HOLDINGS CORP.

Finally, we have increased our use of proprietary inspection technology to enhance our risk selection during the underwriting process.

In order to optimize our exposure to have a probable maximum loss within our risk tolerance, we have restricted business in certain geographies and peak exposure areas. We have exited products and territories that lack scale and/or profitability. During 2020, we have actively raised eligibility standards for new business. these actions have slowed our growth of policies in-force, but have allowed the company to focus on building a portfolio that has lower exposure to loss activity.

Financial Risk Management

We take a financial approach to manage risk using robust reinsurance programs, low financial leverage and a conservative investment approach. UPC Insurance has several reinsurance programs in place including quota share, catastrophe excess-of-loss, and aggregate catastrophe. During 2020, our excess-of-loss reinsurance program covered all four of our wholly-owned insurance subsidiaries and JIC, gaining synergies in reinsurance costs and increasing our coverage limits for the June 1, 2020 to May 31, 2021 program year. Refer to Note 8 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our reinsurance program.

We also limit our financial leverage. We have a debt covenant in place on our $150,000,000 senior notes which requires us to maintain a financial leverage of less than 30%, and we believe that this is a conservative limit to our leverage. As of December 31, 2020, our financial leverage was 29%. Refer to Note 10 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our debt offerings.

We follow a conservative investment approach using two outside investment management companies. Each manager has the authority and discretion to manage our investments, subject to the investment guidelines established by the Investment Committee of our Board of Directors and the direction of management. Our portfolio is primarily invested in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $995,051,000 at December 31, 2020, compared to $1,011,723,000 at December 31, 2019 with approximately 87.6% of our fixed maturities invested in U.S. Treasuries, or corporate bonds rated “A” or better. Refer to Note 3 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information on our investment policies.

Operational Risk Management

Finally, we use an operational approach to manage risk by in-sourcing a number of key insurance functions and increasing our leverage of technology. During 2020, we continued to focus on the expansion and development of our internal claims department function through our robust “UPC University” training program for our incoming claims adjusters which is focused on teaching our adjusters to provide world class service to our policyholders. In 2020, we created a Client Experience Center where employees are trained to provide underwriting and policy administration services to our policyholders while focusing on customer satisfaction.

In addition, we have taken two initiatives to monitor our risk management strategy related to loss activity. We have a 14-person actuarial and analytics team whose primary focus is to manage risk for our company. Expanding Skyway Reinsurance Services, LLC, has allowed us to continue to insource our reinsurance intermediary function as part of our risk management strategy.
Finally, we have leveraged our investments in an internally developed claims and policy administration system, both of which were put in service in 2020. These systems aid our employees in providing better service to our policyholders and agents and have improved our data analytics for monitoring company performance. This will continue our efforts to manage operational risk as all policy administration services will be managed internally over the next two years.

UNITED INSURANCE HOLDINGS CORP.

PRODUCTS AND DISTRIBUTION

Throughout the years ended 2020, 2019, and 2018, we maintained our diverse product mix through rate increases in multiple states and organic growth. The graph below shows our product mix distribution based on gross written premium.

Personal Residential Products

Policies we issue under our homeowners’ program provide structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners. Personal residential products are offered in all states in which we write business.

In 2020, personal residential property policies (by which we mean both standard homeowners’, dwelling fire, renters and condo owners’ policies) produced written premium of $1,040,597,000 and accounted for 71% of our total gross written premium. Approximately 54% of the personal residential gross written premium was written outside of Florida.

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

Commercial Residential Products

We primarily provide commercial multi-peril property insurance for residential condominium associations and apartments in Florida. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered cause of loss such as fire, wind, hail, water, theft and vandalism. During 2020, we began writing this commercial residential coverage in South Carolina and Texas.

In 2020, commercial policies produced written premium of $393,264,000 and accounted for 27% of our total gross written premium.

Not-At-Risk Offerings

On our equipment breakdown, identity theft, and flood policies (excluding our inland flood policies) we earn a commission while retaining no risk of loss, since all such risk is ceded to the federal government via the National Flood Insurance Program (flood risk) and other private companies (other risks). We offer flood policies in all states in which we write business. Flood policies produced written premium of $23,002,000 and accounted for 2% of our total gross written premium at December 31, 2020.
Other Offerings

In addition to our personal and commercial residential products, in December 2019, we began offering Inland Flood and Cyber Security insurance. These products did not comprise a material portion of our written business at December 31, 2020.
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

Distribution Channels

As of December 31, 2020, we market and distribute our policies to consumers through approximately 7,200 independent agents representing over 6,400 agencies, with only one agency, Allstate, representing more than 10% of our revenue. UPC Insurance has focused on the independent agency distribution channel since its inception, and we believe independent agents and agencies build relationships in their communities that can lead to profitable business and policyholder satisfaction. We believe we have built significant credibility and loyalty with the independent agent communities in the states in which we operate through (i) our extensive training for full-service insurance agencies that distribute our products, (ii) periodic business reviews using established benchmarks and goals for premium volume and profitability, and (iii) regular visits from the Company’s executives to strengthen the personal relationships with our agents and agencies. Also, each state is assigned a sales

UNITED INSURANCE HOLDINGS CORP.

representative from UPC Insurance who lives in the community, recruits new agents and agencies, and provides direct support for existing agents and agencies.

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

GEOGRAPHIC MARKETS

The table below shows the geographic distribution of our policies in-force as of December 31, 2020, 2019 and 2018.

Policies In-Force By Region (1)	2020	2019	2018
Florida	253,244	258,487	239,725
Gulf	144,121	132,480	130,808
Northeast	140,043	144,880	126,285
Southeast	93,583	91,383	85,278
Total	630,991	627,230	582,096
(1) “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; “Gulf” is comprised of Hawaii, Louisiana and Texas; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

The table below shows the geographic distribution of our total insured value (TIV) of all polices in-force as of December 31, 2020, 2019 and 2018.

TIV By Region(1)	2020	2019	2018
Florida	$178,268,495	$179,924,925	$160,406,387
Northeast	94,633,077	96,776,972	85,296,121
Gulf	60,347,058	54,307,883	51,219,071
Southeast	43,790,464	41,450,816	37,913,396
Total	$377,039,094	$372,460,596	$334,834,975
(1) “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; “Gulf” is comprised of Hawaii, Louisiana and Texas; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

COMPETITION

    The property and casualty insurance market in the United States is highly competitive and rapidly changing. Our primary competitors range from large national property and casualty insurance companies that write most classes of business using traditional products and pricing to small and mid-size regional insurance companies who provide specialty coverages.

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

Our ability to compete is dependent on a number of factors. One factor is the financial strength or stability ratings assigned to our insurance subsidiaries by independent rating agencies. A downgrade in these ratings could negatively impact our position in the market. Another, is that we must attract and retain key employees and highly skilled people in order to be successful in the market. There is intense competition in our industry which could lead to higher than expected employee turnover or difficulty attracting new employees. Finally, technological advancements and innovation in the insurance industry provide opportunities for a competitive advantage. Advancements and innovation are being used in all aspects of the industry including digital-based distribution methods, underwriting and claims handling. We continue to leverage the technology that we have and have made substantial investments into new technology in efforts to gain an advantage over our competitors.

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
•statutory accounting methods, and
•numerous requirements relating to other areas of insurance operations, including policy forms, underwriting standards and claims practices.

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

In 2020, the Florida Office of Insurance Regulation (FLOIR) performed regularly scheduled statutory examinations of UPC and ACIC, for the five years ended December 31, 2019. In addition, in 2020 the FLOIR performed a regularly scheduled statutory examination of JIC for the year ended December 31, 2019. Finally, in 2020 the New York State Department of Financial Services performed a regularly scheduled statutory examination of IIC for the five years ended December 31, 2019. There have been no significant findings to date regarding any of these examinations. In 2018, the Hawaii Insurance Division of

UNITED INSURANCE HOLDINGS CORP.

the Department of Commerce and Consumer Affairs finished performing a regularly scheduled statutory examination of FSIC for the five years ended December 31, 2016. There were no significant findings resulting from this examination.

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

For a discussion of statutory financial information and regulatory contingencies, see Note 13 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

The level of required risk-based capital is calculated and reported annually.  The table below outlines each of our subsidiary’s RBC ratios, all of which were in excess of minimum requirements, as of December 31, 2020.

Subsidiary	RBC Ratio
UPC	302%
ACIC	323%
FSIC	323%
IIC	935%
JIC	2,189%

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

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliates for services (i.e., management fees and commissions). We have a long-term management agreement among our managing company, United Insurance Management L.C., UPC, JIC, and FSIC which presently provides for monthly management fees. The Florida Office of Insurance Regulation and the Hawaii Insurance Division must approve any changes to this agreement.

AmRisc, a managing general underwriter, handles the underwriting, claims processing and premium collection for our AmCo commercial business and JIC’s commercial businesses written in Florida. In return, AmRisc is reimbursed through monthly management fees.

International Catastrophe Insurance Managers, a managing general underwriter, handles the underwriting, claims processing, and premium collection for JIC’s commercial business written in South Carolina and Texas. In return, they are reimbursed through monthly management fees.

The Company does not utilize a managing general agent structure in New York. Instead, UPC Insurance allocates a portion of relevant expenses to IIC for statutory accounting purposes at cost.

HUMAN CAPITAL MANAGEMENT

Diversity and Employment Statistics

As of December 31, 2020, we had 478 employees, of which 244, 50, and 13, worked in Claims, the Client Experience Center, and Underwriting, respectively. These employees have regular direct contact with our vendors, agencies, or customers. We are not party to any collective bargaining agreements and we have not experienced any work stoppages or strikes as a result of labor disputes.

The following table shows the diversity in our workforce population at December 31, 2020 and how this diversity has changed from December 31, 2019.

	Gender (1)	Change from December 31, 2019	Race (1)	Change from December 31, 2019
Executive Officers	14.3%	14.3 pts	14.3%	—
Management Team (2)	35.3%	2.9 pts	21.2%	0.6 pts
All Other Employees	48.6%	(0.6) pts	31.2%	(1.4) pts
(1) Information regarding gender and race is based on information provided by employees.
(2) Our management team is comprised of employees in supervisory roles at the manager and director level or above.

UNITED INSURANCE HOLDINGS CORP.

Oversight and Management

We recognize the diversity of our policyholders, team, and geographic markets, and believe in creating an inclusive environment that represents a variety of backgrounds. Working under these principles, our Employee Success Department is tasked with recruiting and hiring, onboarding, performance management, and managing employee-related matters. In addition, we have developed “UPC University”, a robust training program for our incoming claims adjusters. With this development, we have created a full-time Training Department, whose focus is on harboring success in our claims adjusters while continuously improving the training curriculum and experience for the company as a whole.

We believe in transparency at all levels at UPC Insurance. On a monthly basis, an all employee meeting is held where our Executive Officers recognize employees for their continued success, discuss new and ongoing company initiatives, and address any concerns our employees may have. In addition to this, the leaders in each department assist our Executive Officers in maintaining our culture and implementing our core values at all levels of the organization.

Total Rewards

We believe that our future success largely depends upon our ability to attract and retain highly skilled employees. To ensure we are successful in this, we provide our employees with the following:

•Competitive salaries and bonuses;
•Tuition reimbursement;
•Paid parental leave; and
•Robust employee benefit packages that include:
◦Health care
◦Vision
◦Dental
◦Retirement program
◦Paid time off
◦Employee assistance program that provides emotional support, legal services and financial services.

As a part of our retention efforts, we also invest in ongoing development for all employees, and attempt to fill vacant senior or leadership roles through internal promotion when possible. We believe we are successful in our employee retention initiatives, as voluntary attrition was 11.0% for the year ended December 31, 2020.

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

RISKS RELATED TO OUR BUSINESS

As a property and casualty insurer, we may experience significant losses, and our financial results may vary from period to period, due to our exposure to catastrophic events and severe weather conditions, the frequency and severity of which could be affected by the unpredictability of future catastrophic events and severe weather conditions.

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

The frequency and severity of weather conditions are inherently unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. Florida, Louisiana, North Carolina, South Carolina and Texas, all states in which we write policies, have experienced significant hurricanes in recent years, which some weather analysts believe is consistent with a period of sustained greater hurricane activity. Climate change, to the extent that it may affect weather patterns, may cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide insurance to our policyholders in the future. We cannot predict how legal, regulatory and social responses to concerns around climate change may impact our business. Governmental entities may also respond to climate change by enacting laws and regulations that may increase our cost of providing insurance in the future, which could adversely affect demand.

Catastrophes could be more frequent or severe than contemplated in our pricing and risk management models, and may have a material adverse effect on our results of operations during any reporting period due to increases in our loss and loss adjustment expense. Catastrophes may also reduce liquidity and could impair our ability to maintain existing capital, or raise capital on acceptable terms or at all. In addition to catastrophes, the accumulation of losses from several smaller weather-related events in any reporting period may have a similar impact to our results of operations and financial condition.

Because we conduct a significant portion of our business in Florida, our financial results substantially depend on, and could be adversely affected by, the regulatory, legal, economic, political, demographic, competitive and weather conditions present in that state.

As of December 31, 2020, approximately 40.1% of our policies in-force and 47.4% of our total insured value were concentrated in Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will likely have a more significant impact on our revenues and profitability compared to such conditions in other jurisdictions in which we operate. Furthermore, changes in such conditions in Florida could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

In addition, due to Florida’s climate, we are subject to increased exposure to certain catastrophic events such as hurricanes, tropical storms and tornadoes, as well as an increased risk of losses from such events. The occurrence of one or more catastrophic events or other conditions affecting losses in Florida may cause a disproportionately adverse effect on our results of operations and financial condition.

UNITED INSURANCE HOLDINGS CORP.

We also face a substantial number of lawsuits arising primarily from assignment of benefits (AOB) in the State of Florida. In recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, leading to increases in the severity and frequency of claims and the amount of litigation, interference in the adjustment of claims and one-way rights to claim attorney fees. The costs of defending this litigation are often high relative to the amounts in dispute. In July 2019, the Florida legislature enacted an AOB reform bill that intends to limit AOB litigation by creating requirements for the execution of an AOB and allowing an insurance policy to prohibit any AOB. We cannot guarantee that this new legislation will reduce the future impact of AOB practices, or whether additional legislation will be passed to further address AOB.

In 2020, we have increased our exposure in Louisiana and Texas representing approximately 22.5% of our policies in-force and 15.6% of our total insured value at December 31, 2020. Therefore, any changes in the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in these states when coupled with the conditions in Florida will likely have a significant impact on our revenues and profitability.

Because we rely on insurance agents, the loss of these agent relationships, particularly our relationship with AmRisc, LLC (AmRisc), or our inability to attract and incentivize new agents could have an adverse impact on our business.

We market our policies to a broad range of prospective policyholders through approximately 7,200 independent agents representing over 6,400 agencies as of December 31, 2020. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents commonly represent other insurance companies, including our competitors, and we do not control their activities. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. As a result, our business is dependent on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. Historically, we have used marketing relationships with national insurance companies and associations of independent insurance agents to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network and policies in force. Failure to grow or maintain our agency relationships, a failure to attract and incentivize new agents or the failure of agents to act as anticipated could adversely affect sales of our insurance products.

Additionally, ACIC and JIC have managing agency contracts (the MGA contracts) with AmRisc, pursuant to which AmRisc serves as ACIC’s and JIC’s managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida. The contract between ACIC and AmRisc is exclusive, while the contract between JIC and AmRisc is not. Additionally, JIC has engaged another managing general agency for commercial residential property lines for condominium, townhome and homeowners’ association insurance in the other states in which it currently writes business. Under the MGA contract with ACIC, AmRisc must produce a certain volume of business for ACIC. Therefore, failure of AmRisc to produce the required volume of business could cause us to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find a replacement managing general agent, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Given the concentration of ACIC’s commercial business and operations with AmRisc, AmRisc may have substantial leverage in negotiations with ACIC regarding the MGA contracts, and amendments to the terms and conditions of the MGA contracts and other changes to the commercial relationship between AmRisc and ACIC could have a material adverse effect on our business, financial condition and results of operations. Following the termination or expiration of the MGA contracts, ACIC’s ability to compete for and solicit renewals of business previously underwritten by AmRisc on their respective behalves may be limited by legal, commercial and other impediments, including AmRisc’s relationship with other insurance producers that control the business. Such impediments could have a material adverse effect on our financial condition and results of operations due to the concentration of ACIC’s business with AmRisc.

We have a concentration of personal lines business written with certain agencies that account for a substantial portion of our policies in-force.

We currently derive a significant portion of our revenues from Allstate Insurance Company through their Ivantage program, which refers their Florida automobile insurance policyholders to us and Allstate’s other partners to provide homeowners insurance. The Allstate relationship accounted for approximately 10.5% of our gross written premium for the year ended December 31, 2020. Should Allstate terminate their relationship with us or otherwise direct some or all of their automobile customers to their other partners, the loss of future policyholders could have a material adverse effect upon our financial condition, business, prospects and results of operations.

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

We may experience government-levied assessments. Although we may have the ability to collect this assessment from our policyholders, the timing of collection may have a material adverse effect on our results of operations.

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

“Internal control over financial reporting” refers to those processes within a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to annually assess the effectiveness of our internal control over financial reporting. Management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 due to the material weaknesses; however, these weaknesses were remediated as of December 31, 2019.
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

We use computer systems to store, retrieve, evaluate and utilize customer, employee, company and third-party data and information. Our business is highly dependent upon our information technology systems and the ability of key vendors and third-party administrators’ to perform necessary business functions in an efficient and uninterrupted fashion. Our ability to process policies and adjust claims in a timely manner could be impaired by an unplanned shutdown or failure of one or more systems or facilities due to man-made or natural disruption. These include an event leading to power outages, loss of facility access, a major Internet failure, pandemic or a failure of one or more of our information technology, telecommunications or other systems. Because our information technology and telecommunications systems interface with and often depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result

UNITED INSURANCE HOLDINGS CORP.

in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Despite our continual evaluation of potential attackers’ techniques and tactics and our efforts in monitoring, training, planning and prevention, our information technology systems are vulnerable to computer viruses, natural disasters, unauthorized access, cyber-attacks, system failures, human error and negligence and similar disruptions. There is no assurance that our security measures will provide fully effective protection from such disruptions. Because techniques used to obtain unauthorized access or to sabotage systems evolve rapidly, we may be unable to anticipate these techniques or to implement comprehensive preventative measures. A material breach in the security of our information technology systems and data could include the theft of our confidential or proprietary information, including trade secrets, and the personally identifiable information of our customers, claimants, agents and employees. From time to time, we have experienced threats to our data and information technology systems, including malware and computer virus attacks, attempts of unauthorized access, system failures and disruptions. Disruptions or security breaches resulting in a loss or damage to our data or inappropriate disclosure of proprietary or confidential information, or the personally identifiable information of our customers, claimants, agents and employees, could cause significant damage to our reputation, adversely affect our relationships with our customers, result in litigation or regulatory investigations, increase remediation costs and/or regulatory penalties, and ultimately harm our business. Third parties to whom we outsource certain functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition and results of operations.

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

UNITED INSURANCE HOLDINGS CORP.

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

Our acquisitions, mergers, dispositions and other strategic transactions may not be as successful as we anticipate, and could be difficult to integrate, divert management resources, result in unanticipated costs or dilute our existing stockholders.

Part of our continuing business strategy is to evaluate opportunities to merge with and acquire companies that complement our business model or make other strategic transactions that facilitate or expedite the accomplishment of our business goals. We may be unable to identify suitable counterparties to such a transaction. Even if we enter into an agreement in respect of a merger with or acquisition of another business, disposition of a business or other strategic transaction, we may not be able to finalize a transaction after significant investment of time and resources due to, among other things, a lack of regulatory approval or imposition of a burdensome condition by the regulator.

In connection with an acquisition, merger, disposition or other strategic transaction, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders’ percentage of ownership. As a result, there is a risk of transaction-related litigation. Such strategic transactions could pose numerous risks to our operations, including risks relating to:
•incurring substantial unanticipated integration costs;
•diverting significant management attention and financial resources from our other operations and disrupting our ongoing business during the assimilations of such acquired businesses;
•losing key employees, particularly those of the acquired operations;
•keeping existing customs and retaining the acquired business’ customers;
•failing to realize the strategic benefits or the potential cost savings or other financial benefits of the acquisitions or mergers;
•incurring unanticipated liabilities or claims from the acquired businesses and contractually-based time and monetary limitations on the seller’s obligation to indemnify us for such liabilities or claims; and
•limitations on our ability to access additional capital when needed.

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

UNITED INSURANCE HOLDINGS CORP.

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

During 2020, a novel strain of coronavirus (COVID-19) spread to many countries in the world, including the United States, and the outbreak was declared a pandemic by the World Health Organization in March 2020.

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
•the availability and effectiveness of vaccines for COVID-19; and
•the effectiveness of actions taken by governmental authorities to contain and treat the virus.

However, measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already resulted in significant negative economic impacts on the United States and globally. The pandemic has resulted and continues to result in extreme volatility and disruptions in the economy. While we have not incurred any significant disruptions to our business operations, financial position, liquidity or our ability to service our policyholders as of the date of this Form 10-K, with the exception of fluctuations in our investment portfolios due to the volatility in the equity securities markets, the continued impacts of COVID-19 (including a severe or prolonged economic downturn due to impacts from COVID-19) could result in a variety of risks to our business, including:
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
•legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require us to pay losses for damages that our insurance policies explicitly excluded or were not intended or priced to cover;
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

UNITED INSURANCE HOLDINGS CORP.

RISKS RELATED TO THE INSURANCE INDUSTRY

Because we are operating in a highly competitive market, we may lack the resources to control our market share, which could adversely impact our business and results of operations.

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. The principal competitive factors in our industry are price, service, coverage options, underwriting guidelines, commission structure and financial condition. We compete with other property and casualty insurers that underwrite property and casualty insurance in the same geographic areas in which we operate and some of those insurers have greater financial resources and have a longer operating history than we do. In addition, our competitors may offer products for alternative forms of risk protection that we presently do not offer or are not similarly regulated in the admitted market, which could adversely affect the sales of our products. Customers may turn to our competitors as a result of our failure to deliver on customer expectations, service flaws, technology issues, gaps in operational support or other issues affecting customer experience. We also compete with new companies that continue to enter the insurance market. We may have difficulty controlling our market share while rates are increasing due to an increase in reinsurance costs and losses from the high frequency of catastrophe events in recent years. Competition could limit our ability to retain existing business or to write new business at adequate rates, and such limitation may cause a material adverse effect on our results of operations and financial position.

In addition, industry developments could further increase competition in our industry. These developments could include:
•an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better premium pricing and/or policy terms;
•an increase in programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;
•changes in state regulatory climates; and
•the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to us.

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

Our ability to appropriately manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and our ability to penetrate other geographic markets through our diversification strategy, which may cause a material adverse effect on our results of operations, financial condition and cash flows. We cannot predict whether and to what extent the adoption of new legislation and regulations would affect our ability to manage our exposure to catastrophic events.

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

UNITED INSURANCE HOLDINGS CORP.

unique and complex and subject to change, and certain states may have regulations that conflict with the regulations of other states in which we operate. As a result, we are subject to the risk that compliance with the regulations in one state may not result in compliance with the regulations in another state.

We strive to maintain all required licenses and approvals. However, we may not fully comply with the wide variety of applicable laws and regulations. The relevant authority’s interpretation of the laws and regulations also may change from time to time. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals or do not comply with applicable regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. In addition, we may face individual and class action lawsuits by insured and other parties for alleged violations of certain of these laws or regulations.

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

We use, and we expect to continue to use, reinsurance to help manage our exposure to property risks. Reinsurance is insurance for insurers and is fundamentally a promise by the reinsurer to pay possible future claims in exchange for the

UNITED INSURANCE HOLDINGS CORP.

payment of a premium by the insurance company seeking reinsurance. Both the availability of reinsurance and the cost of reinsurance are subject to prevailing market conditions beyond our control, which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. We may be unable to reduce per event or aggregate retentions when renewing or replacing our coverage due, in part, to the frequency of storms in prior year, which would increase our risk exposure and could ultimately lead to us paying higher claims. We provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms or other events in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we may have to reduce the amount of risk we underwrite or accept higher reinsurance costs. Any of these alternatives may cause a material adverse effect on our results of operations and our financial condition.

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

Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Investment Committee of the Board of Directors. Our investments are subject to market risks and risks inherent in individual securities. In particular, interest rates are highly sensitive to many factors, including monetary and fiscal policy, domestic and international economic and political issues, the impact of domestic and international decisions regarding the COVID-19 pandemic and other factors beyond our control.

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

UNITED INSURANCE HOLDINGS CORP.

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

Our determination of the amount of credit allowances to record varies by investment type and is based upon our periodic evaluation and assessment of known and inherent credit risks associated with the respective investment type. We revise our evaluations and assessments as conditions change and new information becomes available, and we reflect changes in the credit allowance in our Consolidated Statements of Comprehensive Income (Loss). We base our assessment of whether a credit allowance is required based on our case-by-case evaluation of the underlying reasons for the decline in fair value. However, we may not accurately assess whether a credit allowance is required and the recorded amounts for a credit allowance in our financial statements may be inadequate.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. Examples of emerging claims and coverage issues include, but are not limited to:
•judicial expansion of policy coverage and the impact of new theories of liability; and
•plaintiffs targeting property and casualty insurers in purported class-action litigation relating to claims-handling and other practices.

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

UNITED INSURANCE HOLDINGS CORP.

As of December 31, 2020, approximately 40.1% of our policies in-force were written in Florida. Due to this geographic concentration, we face an increased risk of litigation due to AOB claims that our competitors that are not focused on Florida may not experience. This increased litigation has increased our legal defense costs, increased our claims payments and resulted in management distraction.

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

We cannot guarantee that our insurance affiliates, UPC, FSIC, IIC and ACIC will maintain their current A (Exceptional) or higher ratings by Demotech and A- ratings by Kroll or that JIC will maintain its current A- rating by AM Best. Any downgrade of these ratings could impact the acceptability of our products to mortgage lenders that require homeowners to buy insurance, reduce our ability to retain and attract policyholders and agents and damage our ability to compete, which may cause a material adverse effect on our results of operations and financial condition. These material adverse effects could include, but are not limited to:
•reducing demand for new sales of insurance products;
•requiring us to modify our existing products or services, introduce new products or services or reduce prices for our products and services, in order to remain competitive;
•adversely affecting our relationships with our independent agents;
•materially increasing the number or amount of policy cancellations and non-renewals by policyholders;
•requiring us to post additional collateral under certain of our financing transactions;
•limiting financial flexibility and access to capital markets;
•adversely affecting our ability to obtain reinsurance at reasonable prices or at all; and
•increasing the interest rates on our outstanding Senior Notes.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Future sales of substantial amounts of our common stock by us or our existing stockholders could cause our stock price to decrease.

As of December 31, 2020, we had registered up to $100,000,000 of our securities (including our common stock) for sale from time to time in one or more offerings. Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Future share issuances in connection with merger transactions or other acquisitions could result in substantial additional dilution to our stockholders.

Dividend payments on our common stock in the future are uncertain, and our ability to pay dividends may be constrained by our holding company structure.

We have paid dividends on our common stock in the past. However, the declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends from our subsidiaries (as we are a holding company and do not have any significant operations or assets other than our ownership of the shares of our operating subsidiaries), capital adequacy, liquidity, general business conditions and such other factors as our Board of Directors deems relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations.

The Company is a holding company with no significant operations. The principal assets are the stock of its subsidiaries and the holding company’s directly held investment portfolio. State insurance regulatory authorities limit the payment of dividends

UNITED INSURANCE HOLDINGS CORP.

by insurance subsidiaries, as described in Note 13 of our Consolidated Financial Statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to stockholders and service our debt in the timeframe expected.

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

R. Daniel Peed, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 32% of our issued and outstanding common stock at December 31, 2020. Mr. Peed also has a proxy from another member of RDX Holding, LLC, the former parent company of AmCo, who beneficially owns approximately 8% of our issued and outstanding common stock. As a result, Mr. Peed is able to exert substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other stockholders may disagree. Mr. Peed has the ability to exert significant influence over the following:

•the nomination, election and removal of our Board of Directors;
•the adoption of amendments to our charter documents;
•management and policies;
•our day-to-day operations; and
•the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

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

As noted above, Mr. Peed beneficially owned approximately 32% of our issued and outstanding common stock as of December 31, 2020. The Company has granted Mr. Peed and his affiliates customary demand and piggyback registration rights pursuant to which, subject to certain limitations, all of such shares eligible to be registered under the Securities Act of 1933, as amended (the Securities Act), and may be offered and sold to the public from time to time after the effectiveness of the related registration statement. Such shares may also be resold into the public markets in accordance with an exemption from registration under the Securities Act, including Rule 144, subject to the volume limitations, manner of sale requirements and notice requirements thereof. Sales of our common stock by Mr. Peed and his affiliates could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our other stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or

UNITED INSURANCE HOLDINGS CORP.

anticipated downward pressure on our stock price due to actual or anticipated sales of stock by Mr. Peed and his affiliates could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

Provisions in our charter documents may make it harder for others to obtain control of us even though some stockholders might consider such a development to be favorable.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals our stockholders may consider to be in their best interests. Our Board of Directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At a given annual meeting, only a portion of our Board of Directors may be considered for election. Additionally, the Board of Directors and executive officers control greater than 50% of the Common Stock of the Company. Consequently, our “staggered board” and concentrated holdings may prevent our stockholders from replacing a majority of our Board of Directors at certain annual meetings, and may entrench our management and discourage unsolicited stockholder proposals that may be in the best interests of our stockholders.

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

We lease in total approximately 22,400 square feet of office space located in Florida, New York, Hawaii, and Minnesota. These leases are generally short-term to medium-term leases of commercial office space.

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

At December 31, 2020, we were not involved in any material non-claims-related legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (Nasdaq) under the symbol “UIHC”.

HOLDERS OF COMMON EQUITY

As of March 1, 2021, we had 2,486 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

DIVIDENDS

During 2020, we paid a regular quarterly dividend of $0.06 per share of our common stock. While we expect to continue to pay a regular quarterly dividend of $0.06 per share in 2021, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

During February 2020, we received a $12,000,000 dividend from IIC. During August 2019, we received a dividend of $13,579,000 from our insurance subsidiary, ACIC. During November 2018, ACIC and IIC paid dividends to the Company of $50,000,000 and $1,764,000, respectively. Additionally, we returned the $1,764,000 dividend to IIC in 2019, which was originally paid in 2018.

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

1.the lesser of:

a.10% of the insurer’s capital surplus, or

b.100% of the insurer’s net income, not including realized capital gains, plus a two-year carryforward

2. 10% of the insurer’s capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or

3.the lesser of:

a.10% of the insurer’s capital surplus, or

b.100% of the insurer’s net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

UNITED INSURANCE HOLDINGS CORP.

Alternatively, UPC, ACIC, or JIC may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

1.the dividend is equal to or less than the greater of:

a.10% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains, or

b.The insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and:

i.The insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made, and

ii.The insurer files a notice of the dividend or distribution with the insurance regulatory authority at least ten business days prior to the dividend payment or distribution, and

iii.The notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution the insurer will have at least 115% of required statutory surplus as to policyholders.

Except as provided above, Florida-domiciled insurers may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2020, we were in compliance with these requirements.

Under the insurance regulation of Hawaii, the maximum amount of dividends that a Hawaii-domiciled insurer such as FSIC may pay to its parent company without prior approval from the Hawaii Insurance Commissioner is:

1.the lesser of:

a.10% of the insurer’s surplus as of December 31 of the preceding year, or

b.10% of the net income, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year.

In performing the net income test, property and casualty insurers may carry-forward income from the previous two calendar years that has not already been paid out as dividends. This carry-forward is computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and third immediately preceding calendar years. As of December 31, 2020, we were in compliance with these requirements.

Under the insurance regulations of New York, a New York-domiciled insurer such as IIC may not declare or distribute any dividend to shareholders which, together with all dividends declared or distributed by it during the next preceding twelve months, exceeds:

1.the lesser of:

a.10% of the insurer’s surplus to policyholders as shown on its latest statement on file with the Superintendent, or

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

UNITED INSURANCE HOLDINGS CORP.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total stockholder return on our common stock from December 31, 2015 through December 31, 2020 as compared to the cumulative total return of the Russell 2000 Index and the Nasdaq Insurance Index. The cumulative total stockholder return is a concept used to compare the performance of a company’s stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on each December 31 from 2015 through 2020 of a $100 investment made on December 31, 2015 with all dividends reinvested.

175
150
125
100
75
50
25
0
Dollars
2015
2016
2017
2018
2019
2020
Year Ended December 31,
United Insurance Holdings Corp.
Russell 2000 Index
Nasdaq Insurance Index

	2015	2016	2017	2018	2019	2020
United Insurance Holdings Corp.	$100.00	$89.88	$103.83	$101.49	$78.47	$37.09
Russell 2000 Index	100.00	119.48	135.18	118.72	146.89	173.86
Nasdaq Insurance Index	100.00	115.63	119.32	109.16	138.32	139.62

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2020, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2020, we did not repurchase any of our equity securities.

UNITED INSURANCE HOLDINGS CORP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. The following discussion provides an analysis of our results of operations and financial condition for 2020 as compared to 2019. Discussion regarding our results of operations and financial condition for 2019 as compared to 2018 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See “Forward-Looking Statements.”

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

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln), which formed JIC in August 2018. During 2020, our policies in-force has remained constant, increasing by only 0.6% from 627,230 policies in-force at December 31, 2019 to 630,991 policies in-force at December 31, 2020.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expenses (LAE). Over the last three years, the frequency of these catastrophes has increased. As a result, we have experienced higher catastrophe losses during the prior three years. During the years ended December 31, 2020, 2019, and 2018, thirteen, five, and six named storms, respectively, made landfall in our geographic footprint, resulting in retained pre-tax catastrophe losses of $208,157,000, $32,170,000, and $53,227,000, respectively. In addition, during each of the three years we increased our loss and LAE reserves as a result of development trends from 2017’s Hurricane Irma, that indicated our ultimate gross loss estimate should be increased.

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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income (Loss)

	Year Ended December 31,
	2020	2019	2018
REVENUE:
Gross premiums written	$1,456,863	$1,380,268	$1,252,401
Change in gross unearned premiums	(49,883)	(46,742)	(71,440)
Gross premiums earned	1,406,980	1,333,526	1,180,961
Ceded premiums earned	(641,317)	(581,126)	(491,685)
Net premiums earned	765,663	752,400	689,276
Net investment income	24,125	30,145	27,201
Net realized gains	66,691	1,228	1,655
Net unrealized gains (losses) on equity securities	(27,562)	24,761	(9,300)
Other revenue	17,739	16,582	15,110
Total revenues	846,656	825,116	723,942
EXPENSES:
Losses and loss adjustment expenses	608,316	499,493	408,589
Policy acquisition costs	236,002	238,268	203,140
Operating expenses	52,876	44,310	40,590
General and administrative expenses	72,057	65,989	66,112
Interest expense	9,582	9,781	9,866
Total expenses	978,833	857,841	728,297
Loss before other income	(132,177)	(32,725)	(4,355)
Other income	74	119	116
Loss before income taxes	(132,103)	(32,606)	(4,239)
Benefit for income taxes	(36,605)	(3,121)	(4,633)
Net income (loss)	$(95,498)	$(29,485)	$394
Less: Net income attributable to noncontrolling interests	956	387	104
Net income (loss) attributable to UIHC	$(96,454)	$(29,872)	$290
Net income (loss) per diluted share	$(2.25)	$(0.70)	$0.01
Book value per share	$9.19	$11.69	$12.10
Return on equity based on GAAP net income (loss)	(20.2)%	(5.6)%	0.1%
Loss ratio, net (1)	79.4%	66.4%	59.3%
Expense ratio (2)(5)	47.1%	46.3%	45.0%
Combined ratio (3)(5)	126.5%	112.7%	104.3%
Effect of current year catastrophe losses on combined ratio	38.5%	12.9%	14.5%
Effect of prior year development on combined ratio	(0.9)%	4.4%	0.6%
Underlying combined ratio(4)(5)	88.9%	95.4%	89.2%
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
(5) Included in both the expense ratio and the combined ratio is amortization expense predominately associated with the AmCo, IIC, and FSH acquisitions, which cause comparative differences among periods.

UNITED INSURANCE HOLDINGS CORP.

DEFINITIONS OF NON-GAAP MEASURES

We believe that investors’ understanding of UPC Insurance’s performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Combined ratio excluding the effects of current year catastrophe losses and prior year reserve development (underlying combined ratio) is a non-GAAP measure, that is computed by subtracting the effect of current year catastrophe losses and prior year development from the combined ratio. We believe that this ratio is useful to investors, and it is used by management to highlight the trends in our business that may be obscured by current year catastrophe losses and prior year development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their frequency of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

Net loss and LAE excluding the effects of current year catastrophe losses and prior year reserve development (underlying loss and LAE) is a non-GAAP measure that is computed by subtracting the effect of current year catastrophe losses and prior year reserve development from net loss and LAE. We use underlying loss and LAE figures to analyze our loss trends that may be impacted by current year catastrophe losses and prior year development on our reserves. As discussed previously, these two items can have a significant impact on our loss trends in a given period. We believe it is useful for investors to evaluate these components both separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net loss and LAE. The underlying loss and LAE measure should not be considered a substitute for net loss and LAE and does not reflect the overall profitability of our business.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS

Net loss attributable to UIHC for the year ended December 31, 2020 increased by $66,582,000 to $96,454,000, compared to $29,872,000 for the year ended December 31, 2019. The increase in net losses was primarily due to an increase in losses and LAE during 2020, offset by an increase in net realized investment gain and net unrealized loss on equity securities.

Revenues

Our gross written premiums increased by $76,595,000, or 5.5%, to $1,456,863,000 for the year ended December 31, 2020, from $1,380,268,000 for the year ended December 31, 2019, primarily reflecting the impact of rate increases in multiple states across all regions, as well as organic growth in new and renewal business generated in the Gulf and Southeast regions. These increases were partially offset by a decrease in assumed premiums of $56,322,000 or 55.4%, due to the termination of a contract which included commercial property business assumed from unaffiliated insurers. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

Direct Written and Assumed Premium By Region (1)	2020	2019	Change
Florida	$829,777	$737,615	$92,162
Gulf	258,064	225,636	32,428
Northeast	197,556	199,504	(1,948)
Southeast	126,161	115,886	10,275
Total direct written premium by region	$1,411,558	$1,278,641	$132,917
Assumed premium (2)	45,305	101,627	(56,322)
Total gross written premium by region	$1,456,863	$1,380,268	$76,595

Gross Written Premium by Line of Business
Personal property (3)	$1,063,599	$973,354	$90,245
Commercial property	393,264	406,914	(13,650)
Total gross written premium by line of business	$1,456,863	$1,380,268	$76,595
(1) “Gulf” is comprised of Hawaii, Louisiana and Texas; “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2020 and 2019 primarily included commercial property business assumed from unaffiliated insurers.
(3) Includes gross written premium from flood policies.

New and Renewal Policies(1) By Region(2)	2020	2019	Change
Florida	264,001	266,841	(2,840)
Gulf	150,748	138,468	12,280
Northeast	147,079	152,673	(5,594)
Southeast	98,086	95,000	3,086
Total	659,914	652,982	6,932
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.
(2) “Northeast” is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; “Gulf” is comprised of Hawaii, Louisiana and Texas; and “Southeast” is comprised of Georgia, North Carolina and South Carolina.

Ceded premiums earned increased by $60,191,000, or 10.4%, to $641,317,000 for the year ended December 31, 2020 from $581,126,000 for 2019. The increase is primarily driven by a $53,301,000 increase in ceded premiums earned from our quota share agreement. During the first five months of 2019, the agreement covered only UPC at a cession rate of 20%. Effective June 1, 2019 and through the entirety of the year ended December 31, 2020, the agreement was renewed to also include FSIC and to increase the cession rate to 22.5% for both companies. This resulted in more ceded premiums earned year-over-year. In addition, upon renewal of the quota share agreement effective June 1, 2020, we no longer include an offset for unearned reinsurance commission from the provisional ceding commission related to our quota share agreement increasing ceded earned premiums by $7,227,000 year-over-year.

UNITED INSURANCE HOLDINGS CORP.

Net investment income decreased by $6,020,000, or 20.0%, to $24,125,000 for the year ended December 31, 2020 from $30,145,000 for 2019. The decrease is driven by a $2,789,000 decrease in income from our cash and cash equivalents as a result of lower yields in 2020 from volatility in the interest market as a result of the COVID-19 pandemic. Our alternative investments have produced lower returns during the year ended December 31, 2020 causing a $1,215,000 decrease in net investment income. In addition, the net investment yield of our fixed maturities portfolio decreased from 2.1% at December 31, 2019 to 1.0% at December 31, 2020, resulting in a decrease of $1,478,000 in investment income generated from our fixed maturity portfolio.

Net realized investment gains and net unrealized gains (losses) on equity securities increased by $13,140,000, or 50.6%, to a net gain of $39,129,000 for the year ended December 31, 2020 from a net gain of $25,989,000 for 2019, primarily driven by the disposal of our equity portfolio and the sale and reinvestment of our fixed maturity portfolio, during a favorable price environment, in efforts to mitigate potential surplus declines from market volatility for each of our insurance subsidiaries.

Expenses

Expenses for the year ended December 31, 2020 increased $120,992,000, or 14.1%, to $978,833,000 for the year ended December 31, 2020, from $857,841,000 for 2019. The increase in expenses was primarily due to an increase in loss and LAE as a result of the higher frequency of catastrophe activity during 2020. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2020	2019	Change
Net loss and LAE	$608,316	$499,493	$108,823
% of Gross earned premiums	43.2%	37.5%	5.7	pts
% of Net earned premiums	79.4%	66.4%	13.0	pts
Less:
Current year catastrophe losses	$294,537	$96,875	$197,662
Prior year reserve unfavorable development	(6,786)	33,134	(39,920)
Underlying loss and LAE (1)	$320,565	$369,484	$(48,919)
% of Gross earned premiums	22.8%	27.7%	(4.9)	pts
% of Net earned premiums	41.8%	49.1%	(7.3)	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2020	2019	Change
Policy acquisition costs	$236,002	$238,268	$(2,266)
Operating and underwriting	52,876	44,310	8,566
General and administrative	72,057	65,989	6,068
Total Operating Expenses	$360,935	$348,567	$12,368
% of Gross earned premiums	25.7%	26.1%	(0.4)	pts
% of Net earned premiums	47.1%	46.3%	0.8	pts

    Loss and LAE increased by $108,823,000, or 21.8%, to $608,316,000 for the year ended December 31, 2020, from $499,493,000 for the year ended December 31, 2019. Loss and LAE expense as a percentage of net earned premiums increased 13.0 points to 79.4% for the year ended December 31, 2020, compared to 66.4% for the year ended December 31, 2019.

During the year ended December 31, 2020 there was a higher frequency of catastrophe events when compared to prior years. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended

UNITED INSURANCE HOLDINGS CORP.

December 31, 2020 would have been 22.8%, an decrease of 4.9 points from 27.7% during the year ended December 31, 2019, representing an improvement in current year non-catastrophe loss and LAE expense.

Policy acquisition costs decreased by $2,266,000, or 1.0%, to $236,002,000 for the year ended December 31, 2020, from $238,268,000 for the year ended December 31, 2019. The primary driver of the decrease in costs was a decrease in assumed ceding commission expense of $12,465,000, as a result of the decline in our assumed line of business during 2020, which was offset in part by an increase in managing general agent commissions related to commercial premiums of $10,786,000.

Operating and underwriting expenses increased by $8,566,000, or 19.3%, to $52,876,000 for the year ended December 31, 2020, from $44,310,000 for the year ended December 31, 2019, primarily due to increased expenses related to our investment in technology of $8,637,000.

General and administrative expenses increased by $6,068,000, or 9.2%, to $72,057,000 for the year ended December 31, 2020, from $65,989,000 for the year ended December 31, 2019, primarily due to increased salary and benefit related costs of $3,210,000 from an increase in employee headcount and an increase in professional services expenses of $2,763,000, from costs incurred to plan construction of a new headquarters building, which was subsequently discontinued.

We experienced favorable reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

	Historical Reserve Development
($ in thousands, except ratios)	2016	2017	2018	2019	2020
Prior year reserve favorable (unfavorable) development	$(16,988)	$2,613	$(4,318)	$(33,134)	$6,786
Development as a % of earnings before interest and taxes	219.9%	62.9%	(76.7)%	145.2%	(5.5)%
Consolidated net loss and LAE ratio (LR)	65.3%	62.4%	59.3%	66.4%	79.4%
Prior year reserve unfavorable (favorable) development on LR	3.7%	(0.4)%	0.6%	4.4%	(0.9)%
Current year catastrophe losses on LR	12.2%	19.8%	14.6%	12.9%	38.5%
Underlying net loss and LAE ratio(1)	49.4%	43.0%	44.1%	49.1%	41.8%
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

Investments

The primary goals of our investment strategy are to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. Limiting equity exposure manages risks and helps to preserve capital for two reasons: first, bond market returns are less volatile than stock market returns, and second, should the bond issuer enter bankruptcy liquidation, bondholders generally have a higher priority than equity holders in a bankruptcy proceeding.

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

Our cash and investment portfolios totaled $1,296,549,000 at December 31, 2020 compared to $1,298,780,000 at December 31, 2019.

The following table summarizes our investments, by type:

	December 31, 2020		December 31, 2019
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$130,425	10.1%	$120,816	9.3%
Foreign governments	1,516	0.1%	4,071	0.3%
States, municipalities and political subdivisions	134,382	10.4%	133,751	10.3%
Public utilities	29,980	2.3%	25,334	2.0%
Corporate securities	292,329	22.4%	288,872	22.2%
Mortgage-backed securities	288,212	22.2%	251,903	19.4%
Asset-backed securities	56,657	4.4%	57,129	4.4%
Redeemable preferred stocks	6,510	0.5%	2,985	0.2%
Total fixed maturities	940,011	72.4%	884,861	68.1%
Mutual fund	152	—%	65,453	5.0%
Public utilities	—	—%	3,663	0.3%
Other common stocks	—	—%	44,492	3.4%
Non-redeemable preferred stocks	7,293	0.6%	3,002	0.2%
Total equity securities	7,445	0.6%	116,610	8.9%
Other investments	47,595	3.7%	10,252	0.8%
Total investments	995,051	76.7%	1,011,723	77.9%
Cash and cash equivalents	239,420	18.5%	215,469	16.6%
Restricted cash	62,078	4.8%	71,588	5.5%
Total cash, cash equivalents, restricted cash and investments	$1,296,549	100.0%	$1,298,780	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2020 and 2019 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings in 2020 and 2019 consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold

UNITED INSURANCE HOLDINGS CORP.

reflected a similar diversification. At December 31, 2020, approximately 87.6% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 12.4% were corporate bonds rated “BBB” or “BB”.

The most significant impact of COVID-19 on our business during the year ended December 31, 2020 was the fluctuations in our investment portfolios due to volatility in the equity securities markets that we were unable to predict. During the second half of the year ended December 31, 2020, we decreased our equity portfolio from 9.1% of our total invested assets (including cash, restricted cash and cash equivalents) at June 30, 2020 to 0.6% of our total invested assets (including cash, restricted cash and cash equivalents) at December 31, 2020. As a result of this decrease, we experienced a decreased impact from fluctuations in the equity securities markets on our financial statements for the second half of the year ended December 31, 2020. We may continue seeing volatile swings in the markets through 2021 if economic stresses persist. Management is working closely with our investment asset managers to monitor the fluctuations in the markets and the corresponding impact to our portfolios. Future declines in the markets due to COVID-19 may have a negative impact on our investment returns; however, we have taken a conservative approach and have limited our exposure to the volatility in the equity markets to less than 10% of our invested assets.

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

Effective January 1, 2020, we renewed our all other perils catastrophe excess of loss agreement (AOP) agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000, an increase of $10,000,000 from 2019. Additionally, we increased our aggregate protection provided under this agreement by adding a prepaid reinstatement to the $30,000,000 of limit provided by second layer of the program.

During the second quarter of 2020, we placed our reinsurance program for the 2020 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $3,300,000,000. The treaties reinsure personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms, and tornadoes. The treaties were effective as of June 1, 2020, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF covers Florida risks only and we participate at 90%. In addition, effective June 1, 2020, we renewed our quota share agreement for a one-year term expiring May 31, 2021.

Effective December 31, 2020, we extended our quota share reinsurance agreement that was set to expire on May 31, 2021. This quota share reinsurance agreement has a cession rate of 30.5% for all subject business and provides coverage for all catastrophe perils and attritional losses. This cession rate is comprised of a quota share cession of 23.0% through May 31, 2022, which covers UPC, FSIC and ACIC with the remaining 7.5% pending renewal at June 1, 2021 covering UPC and FSIC only. Effective January 1, 2020, we renewed the aggregate excess of loss agreement to provide coverage against accumulated losses from specified catastrophe events, for a term of 12 months.

Effective December 31, 2020, we entered into a property quota share reinsurance agreement with HPC, effective as of December 31, 2020. According to the terms of this reinsurance contract, UPC Insurance will cede and HPC will assume a 69.5% quota share of our personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island on an in-force, new and renewal basis for the period from December 31, 2020 through May 31, 2021.

UNITED INSURANCE HOLDINGS CORP.

Reinsurance costs as a percent of gross earned premium during the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Non-at-Risk	(2.4)%	(2.5)%
Quota Share	(13.1)%	(10.4)%
All Other	(30.1)%	(30.7)%
Total Ceding Ratio	(45.6)%	(43.6)%

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Year Ended December 31,
	2020	2019	2018
Quota Share	$(306,331)	$(174,147)	$(94,267)
Excess-of-loss	(412,220)	(424,622)	(389,633)
Equipment, identity theft, and cyber security (1)	(13,801)	(13,379)	(9,163)
Flood and inland flood (1)	(23,517)	(21,127)	(19,207)
Ceded premiums written	$(755,869)	$(633,275)	$(512,270)
Change in ceded unearned premiums	114,552	52,149	20,585
Ceded premiums earned	$(641,317)	$(581,126)	$(491,685)
(1) We began writing cyber security and inland flood policies in 2020.

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2020
Current period catastrophe losses incurred
Named and numbered storms	13	$208,157	27.2%
All other catastrophe loss events	35	86,380	11.3%
Total	48	$294,537	38.5%

December 31, 2019
Current period catastrophe losses incurred
Named and numbered storms	5	$32,170	4.3%
All other catastrophe loss events	32	64,705	8.6%
Total	37	$96,875	12.9%

December 31, 2018
Current period catastrophe losses incurred
Named and numbered storms	5	$53,227	7.7%
All other catastrophe loss events	27	46,761	6.8%
Total	32	$99,988	14.5%
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

Unpaid losses and LAE totaled $1,089,966,000 and $760,357,000 as of December 31, 2020 and 2019, respectively. The balance has increased year over year as a result of increased current year incurred losses primarily related to a higher frequency of catastrophe activity during the third and fourth quarter of 2020. This increase also resulted in an increase in our reinsurance recoverables on unpaid losses balance at December 31, 2020 compared to December 31, 2019.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The RBC guidelines published by the NAIC may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 13 in our Notes to Consolidated Financial Statements and Part II, Item 5 for additional information.

During the year ended December 31, 2020, we contributed $12,000,000 and $3,000,000 to our insurance subsidiary, UPC, and reinsurance subsidiary, UPC Re, respectively. During the year ended December 31, 2019, we contributed $4,000,000 and $13,000,000 to our insurance subsidiaries UPC and FSIC, respectively. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

During February 2020, we received a dividend of $12,000,000 from IIC. During August 2019, we received a dividend of $13,579,000 from our insurance subsidiary ACIC. During November 2018, ACIC and IIC paid dividends to the Company of $50,000,000 and $1,764,000, respectively. In 2019, the $1,764,000 dividend paid by IIC in 2018 was returned by UIHC.

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

As a result of claim activity from the current and prior years, we have an obligation related to the unpaid policyholder losses and unpaid loss adjustment expenses associated with the settling of these claims. As of December 31, 2020, our total obligation related to these claim payments was $1,089,996,000, of which we estimate $589,181,000 to be short-term in nature (due in less than twelve months), based upon our cumulative claims paid over the last 21 years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this estimated projected settlement, and as a result these estimates will differ, perhaps significantly, from actual future payments.

In addition to our unpaid loss and loss adjustment expenses, as of December 31, 2020 we have outstanding debt obligations related to our notes payable totaling $160,376,000. This is exclusive of interest costs, which we estimate will total $65,629,000 over the life of the debt, based on the current fixed and variable interest rates of these notes. Our short-term obligation related to these notes payable total $1,523,000 in principal payments and $9,479,000 in estimated interest payments. For more information regarding these outstanding notes, please see Note 10.

In connection with entering into contracts with our outside vendors, we have minimum obligations due to our vendors over the life of the contracts. Our main vendor obligations are related to underwriting tools, claims and policy administration systems, and software used by our information technology department in their daily operations. Our total obligation related to these three categories of obligations are $2,610,000, $12,103,000, and $6,443,000, respectively. Of these obligations, $1,222,000, $5,668,000, and $1,443,000, respectively are short-term in nature.

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

During the year ended December 31, 2020, several changes in operating assets and liabilities were impacted by current year catastrophe losses. Unpaid losses and LAE increased during the period and, as a result, we expect an increase in cash outflows related to the payment of catastrophe claims in the near future. In addition, reinsurance recoverable on paid and unpaid losses increased during the period. In 2020, we saw losses above our reinsurance retention thresholds and subsequent reinsurance

UNITED INSURANCE HOLDINGS CORP.

recoverables as a result of 13 named storms making landfall within our geographic footprint. In 2019, while we did have losses related to catastrophes, these catastrophes were less severe. As a result, fewer losses were incurred that were eligible for ceding under our reinsurance treaty.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. Additional cash outflows relate to the purchase of fixed assets. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the year ended December 31, 2020, cash provided by (used in) investing activities increased $70,545,000 as the result of net sales of investments totaling $47,414,000 in 2020, compared to net purchases of investments of $12,083,000 in 2019.

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the year ended December 31, 2020, cash provided by (used in) financing activities decreased by $445,000 due to a $294,000 decrease year over year in cash outflows related to our repayment of our outstanding debt, as well as a $184,000 decrease year over year in our tax withholding payments related to the net settlement of equity awards.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2(u) in our Notes to Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

•reserves for unpaid losses,

•fair value of investments,

•investment portfolio credit allowances, and

•goodwill.

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

As discussed in Note 9 in our Notes to Consolidated Financial Statements, we determine our ultimate losses by using multiple actuarial methods to determine an actuarial estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the actuarial estimate is influenced by the analysis of our historical loss and claims experience since inception. For each accident year, we estimate the ultimate incurred losses for both reported and unreported claims. In establishing this estimate, we reviewed the results of various actuarial methods discussed in Note 9 in our Notes to Consolidated Financial Statements.

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

Investment Portfolio Credit Allowances

For investments classified as available for sale, the difference between fair value and cost or amortized cost for fixed income securities is reported as a component of accumulated other comprehensive income (loss) on our Consolidated Balance Sheet and is not reflected in our net income (loss) of any period until reclassified to net income (loss) upon the consummation of a transaction with an unrelated third party. We have a portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be impaired as the result of a credit loss.

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

If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an allowance for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income (loss). If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

UNITED INSURANCE HOLDINGS CORP.

Due to the adoption of Accounting Standards Update (ASU) 2016-01 (ASU 2016-01) as of January 1, 2018, equity securities are reported at fair value with changes in fair value, including impairment write-downs, being recognized in the revenue section of our Consolidated Statements of Comprehensive Income.

See Note 2(b) in our Notes to Consolidated Financial Statements for further information regarding our credit loss testing.

Measurement of Goodwill and Related Impairment

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We test goodwill for impairment by performing a quantitative assessment and goodwill is impaired when it is determined that the carrying value of a reporting unit is in excess of the fair value of that reporting unit. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.

Please refer to Note 2(j) in our Notes to Consolidated Financial Statements for further information regarding our measurement of Goodwill and Related Impairment.

RELATED PARTY TRANSACTIONS

Please refer to Note 14 in our Notes to Consolidated Financial Statements for a discussion of our related party transactions.

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

UNITED INSURANCE HOLDINGS CORP.

INTEREST RATE RISK

Fixed-income securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-income securities at December 31, 2020, and 2019:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
2020
300 basis point increase	$822,322	$(117,689)	(12.5)%
200 basis point increase	$861,548	$(78,463)	(8.3)%
100 basis point increase	$900,778	$(39,233)	(4.2)%
Fair value	$940,011	$—	—%
100 basis point decrease	$972,991	$32,980	3.5%
200 basis point decrease	$984,777	$44,766	4.8%
300 basis point decrease	$986,344	$46,333	4.9%

2019
300 basis point increase	$796,252	$(88,609)	(10.0)%
200 basis point increase	$825,787	$(59,074)	(6.7)%
100 basis point increase	$855,324	$(29,537)	(3.3)%
Fair value	$884,861	$—	—%
100 basis point decrease	$914,399	$29,538	3.3%
200 basis point decrease	$940,961	$56,100	6.3%
300 basis point decrease	$951,925	$67,064	7.6%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-income investments, and should not be considered indicative of future results. Based on our analysis, a 300-basis point decrease or increase in interest rates from the December 31, 2020 rates would not have a material impact on our results of operations or cash flows. As was announced in July 2017, LIBOR is anticipated to be phased out by the end of 2021. We are unable to predict the use of alternate reference rates and corresponding interest rate risk at this time.

UNITED INSURANCE HOLDINGS CORP.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturity securities. We mitigate this risk by generally investing in investment grade securities and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-income security portfolio by rating at December 31, 2020 and 2019:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
2020
AAA	$114,697	12.4%	$115,818	12.3%
AA+, AA, AA-	418,575	45.1	423,224	45.1
A+, A, A-	279,523	30.2	284,269	30.2
BBB+, BBB, BBB-	110,966	12.0	113,816	12.1
BB+, BB, BB-	2,953	0.3	2,884	0.3
Total	$926,714	100.0%	$940,011	100.0%

2019
AAA	$188,458	21.7%	$191,079	21.6%
AA+, AA, AA-	396,654	45.6	402,049	45.4
A+, A, A-	162,682	18.7	166,206	18.8
BBB+, BBB, BBB-	121,804	14.0	125,527	14.2
Total	$869,598	100.0%	$884,861	100.0%

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

We also are exposed to credit risk through our outstanding premiums receivable and notes receivable balances. We evaluate the age of our premium receivables to minimize our exposure to significant losses due to nonpayment. We evaluate the financial condition of our borrowers to minimize our exposure to significant losses from borrower insolvencies.

After our evaluation of all credit risks described above, if we feel it is necessary, we record a credit loss allowance to address these credit risks. For more information regarding our credit loss allowance, please refer to Note 2(d).

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2020 consisted of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

During 2020, we decreased our equity portfolio from 11.5% of our total investments (excluding cash, restricted cash and cash equivalents) at December 31, 2019 to 0.7% of our total investments (excluding cash, restricted cash and cash equivalents) at December 31, 2020. We realized net gains of $34,723,000 as a result of these disposals. We disposed of such equity securities in order to mitigate potential surplus declines from market volatility for each of our insurance subsidiaries.

UNITED INSURANCE HOLDINGS CORP.

The following table illustrates the composition of our equity portfolio at December 31, 2020 and 2019:

		% of Total
Stocks by Sector	Fair Value	Fair Value
2020
Financial	$5,870	78.9%
Utilities	1,134	15.2
Industrial	289	3.9
Funds	152	2.0
Total	$7,445	100.0%

2019
Funds	$65,453	56.0%
Industrial	11,491	9.9
Consumer, non cyclical	10,928	9.4
Financial	8,438	7.2
Technology	5,555	4.8
Utilities	4,002	3.4
Communications	3,690	3.2
Consumer, Cyclical	3,597	3.1
Energy	2,094	1.8
Basic Materials	1,362	1.2
Total	$116,610	100.0%

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of United Insurance Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)- Refer to Notes 2 and 9 to the Financial Statements

Critical Audit Matter Description

As a provider of both residential and commercial property and casualty insurance, the Company establishes reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts estimated which they will be required to pay in the future, including provisions for claims that have been reported but are unpaid at the balance sheet date and for obligations on claims that have been incurred but not reported at the balance sheet date (herein “loss reserves”). Due to the nature and unpredictability in both the severity and frequency of these events and their related claims, the Company uses a significant amount of judgment in estimating the loss reserves, including analyzing historical and industry loss data, claims frequency and severity, claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. Additionally, the Company engages independent actuarial specialists in order to assist management in establishing appropriate loss reserves.

Given the subjectivity of estimating the projected losses to be incurred by the Company as it relates to both reported and unreported claims, performing audit procedures to evaluate whether the Company’s loss reserves were appropriately recorded as of December 31, 2020, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the loss reserves included the following, among others:

•We tested the effectiveness of controls related to loss reserves, including management’s controls over the projection of settlement value of reported and unreported claims.
•We evaluated the methods and assumptions used by management to estimate the loss reserves by:
◦Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
◦Holding discussions with management to discuss the Company’s ultimate recorded reserve actions and understand any trends that have been observed in the Company’s claims data.
◦Comparing management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the loss reserves.

•With the assistance of our actuarial specialists, we developed independent estimates of the loss reserves, including loss data, significant drivers, and claim development factors, and compared our estimates to management’s estimates.

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida
March 9, 2021

We have served as the Company's auditor since 2018.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $926,714 and $869,598, respectively)	$940,011	$884,861
Equity securities	7,445	116,610
Other investments (amortized cost of $47,535 and $8,067, respectively)	47,595	10,252
Total investments	995,051	1,011,723
Cash and cash equivalents	239,420	215,469
Restricted cash	62,078	71,588
Total cash, cash equivalents and restricted cash	301,498	287,057
Accrued investment income	4,680	5,901
Property and equipment, net	34,187	32,728
Premiums receivable, net (credit allowance of $140 and $165, respectively)	87,339	86,568
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $386 and $256, respectively)	821,156	550,136
Ceded unearned premiums	384,588	270,034
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	74,414	104,572
Intangible assets, net	21,930	26,079
Other assets, net (credit allowance of $20 and $141, respectively)	51,053	19,375
Total Assets	$2,848,941	$2,467,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,089,966	$760,357
Unearned premiums	723,938	674,055
Reinsurance payable on premiums	241,636	166,131
Payments outstanding	77,912	57,555
Accounts payable and accrued expenses	91,173	78,592
Operating lease liability	2,311	324
Other liabilities	46,365	47,407
Notes payable, net	158,041	158,932
Total Liabilities	$2,431,342	$1,943,353
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,250,731 and 43,056,310 issued, respectively; 43,075,877 and 43,028,074 outstanding, respectively	4	4
Additional paid-in capital	393,122	391,852
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income	9,693	11,319
Retained earnings	(6,635)	100,394
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$395,753	$503,138
Noncontrolling interests (NCI)	21,846	20,727
Total Stockholders’ Equity	$417,599	$523,865
Total Liabilities and Stockholders’ Equity	$2,848,941	$2,467,218

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2020	2019	2018
REVENUE:
Gross premiums written	$1,456,863	$1,380,268	$1,252,401
Change in gross unearned premiums	(49,883)	(46,742)	(71,440)
Gross premiums earned	1,406,980	1,333,526	1,180,961
Ceded premiums earned	(641,317)	(581,126)	(491,685)
Net premiums earned	765,663	752,400	689,276
Net investment income	24,125	30,145	27,201
Net realized investment gains	66,691	1,228	1,655
Net unrealized gains (losses) on equity securities	(27,562)	24,761	(9,300)
Other revenue	17,739	16,582	15,110
Total revenues	846,656	825,116	723,942
EXPENSES:
Losses and loss adjustment expenses	608,316	499,493	408,589
Policy acquisition costs	236,002	238,268	203,140
Operating expenses	52,876	44,310	40,590
General and administrative expenses	72,057	65,989	66,112
Interest expense	9,582	9,781	9,866
Total expenses	978,833	857,841	728,297
Loss before other income	(132,177)	(32,725)	(4,355)
Other income	74	119	116
Loss before income taxes	(132,103)	(32,606)	(4,239)
Benefit for income taxes	(36,605)	(3,121)	(4,633)
Net income (loss)	$(95,498)	$(29,485)	$394
Less: Net income attributable to NCI	956	387	104
Net income (loss) attributable to UIHC	$(96,454)	$(29,872)	$290
OTHER COMPREHENSIVE LOSS:
Change in net unrealized gains (losses) on investments	64,726	28,366	(22,264)
Reclassification adjustment for net realized investment gains	(66,691)	(1,228)	(1,655)
Income tax benefit (expense) related to items of other comprehensive income	502	(6,588)	5,703
Total comprehensive loss	$(96,961)	$(8,935)	$(17,822)
Less: Comprehensive income attributable to NCI	1,119	588	139
Comprehensive loss attributable to UIHC	$(98,080)	$(9,523)	$(17,961)

Weighted average shares outstanding
Basic	42,864,166	42,763,423	42,650,629
Diluted	42,864,166	42,763,423	42,838,886

Earnings available to UIHC common stockholders per share
Basic	$(2.25)	$(0.70)	$0.01
Diluted	$(2.25)	$(0.70)	$0.01

See accompanying notes to consolidated financial statements. Statements include related party transactions as detailed in Note 14.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Stockholders’ Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2017	42,753,054	$4	$387,145	$(431)	$9,221	$141,186	$537,125	$—	$537,125
Net income	—	—	—	—	—	290	290	104	394
Other comprehensive income (loss)	—	—	—	—	(8,913)	—	(8,913)	35	(8,878)
Reclassification due to adoption of ASU 2016-01	—	—	—	—	(9,338)	9,338	—	—	—
Stock compensation	231,524	—	1,996	—	—	—	1,996	—	1,996
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,268)	(10,268)	—	(10,268)
Net increase due to acquisition	—	—	—	—	—	—	—	20,000	20,000
December 31, 2018	42,984,578	4	389,141	(431)	(9,030)	140,546	520,230	20,139	540,369
Net income (loss)	—	—	—	—	—	(29,872)	(29,872)	387	(29,485)
Other comprehensive income	—	—	—	—	20,349	—	20,349	201	20,550
Stock compensation	43,496	—	2,711	—	—	—	2,711	—	2,711
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,280)	(10,280)	—	(10,280)
December 31, 2019	43,028,074	4	391,852	(431)	11,319	100,394	503,138	20,727	523,865
Net income (loss)	—	—	—	—	—	(96,454)	(96,454)	956	(95,498)
Other comprehensive income (loss)	—	—	—	—	(1,626)	—	(1,626)	163	(1,463)
Reclassification due to adoption of ASU 2016-13	—	—	—	—	—	(262)	(262)	—	(262)
Stock compensation	47,803	—	1,270	—	—	—	1,270	—	1,270
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,313)	(10,313)	—	(10,313)
December 31, 2020	43,075,877	$4	$393,122	$(431)	$9,693	$(6,635)	$395,753	$21,846	$417,599
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(95,498)	$(29,485)	$394
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,046	11,997	18,482
Bond amortization and accretion	6,422	5,323	5,005
Net realized gains on investments	(66,691)	(1,228)	(1,655)
Net unrealized losses (gains) on equity securities	27,562	(24,761)	9,300
Provision (benefit) for uncollectible premiums	(140)	553	358
Benefit for uncollectible reinsurance recoverables	(386)	—	—
Benefit for uncollectible notes receivable	(20)	—	—
Deferred income taxes, net	(9,894)	(4,280)	(2,470)
Stock based compensation	1,382	3,007	2,414
Fixed asset disposals	2,949	—	—
Changes in operating assets and liabilities:
Accrued investment income (loss)	1,221	116	(440)
Premiums receivable	(496)	8,695	(20,899)
Reinsurance recoverable on paid and unpaid losses	(270,890)	75,862	(230,224)
Ceded unearned premiums	(114,554)	(52,149)	(15,981)
Deferred policy acquisition costs, net	30,158	1,010	(1,700)
Other assets	(31,917)	(6,817)	(1,545)
Unpaid losses and loss adjustment expenses	329,609	99,154	178,971
Unearned premiums	49,883	46,742	71,440
Reinsurance payable on premiums	75,505	(9,141)	26,155
Payments outstanding	20,357	1,021	14,748
Accounts payable and accrued expenses	12,581	7,544	24,454
Lease liabilities	1,987	324	—
Other liabilities	9,353	15,528	(51,048)
Net cash provided by (used in) operating activities	(10,471)	149,015	25,759
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed Maturities	695,288	255,197	219,572
Equity Securities	144,990	2,201	9,726
Other Investments	4,586	7,104	1,302
Policy Loans	—	—	20,000
Purchases of:
Fixed Maturities	(726,862)	(254,357)	(336,590)
Equity Securities	(26,540)	(15,373)	(34,050)
Other Investments	(44,048)	(6,855)	(1,534)
Cost of property, equipment and capitalized software acquired	(10,848)	(21,896)	(4,068)
Net cash provided by (used in) investing activities	36,566	(33,979)	(125,642)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(112)	(296)	(418)
Investment in subsidiary - NCI	—	—	20,000
Repayments of borrowings	(1,229)	(1,523)	(1,523)
Payments of debt issuance costs	—	—	(63)
Dividends	(10,313)	(10,280)	(10,268)
Net cash provided by (used in) financing activities	(11,654)	(12,099)	7,728
Increase (decrease) in cash, cash equivalents and restricted cash	14,441	102,937	(92,155)
Cash, cash equivalents and restricted cash at beginning of period	287,057	184,120	276,275
Cash, cash equivalents and restricted cash at end of period	$301,498	$287,057	$184,120
Supplemental Cash Flows Information
Interest paid	$9,533	$9,730	$9,861
Income taxes paid	$1,265	$517	$4,673
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020

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

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent that manages substantially all aspects of UPC and FSIC's business, as well as JIC's personal residential business; Skyway Claims Services,
LLC, which provides claims adjusting services to UPC, FSIC, ACIC and IIC; AmCo Holding Company, LLC (AmCo) and
Family Security Holdings, LLC (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; Skyway Reinsurance
Services, LLC, which provides reinsurance brokerage services for our insurance companies; Skyway Legal Services, LLC, which provides claims litigation services to our insurance companies; and Skyway Technology Services, LLC, which provides technological and distribution services to our insurance companies.

Our primary products are homeowners' and commercial residential property insurance, which we currently offer in 12 states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in three states: Florida, South Carolina, and Texas. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states.

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

(c) Impact of COVID-19 and Financial Status

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

We are committed to maintaining a stable and secure business for our employees, agents, customers and stockholders. During the second half of 2020, we were able to resume hiring activities, despite the limits on in-person interviews and on-

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
boarding procedures resulting from COVID-related protocols. In addition, we have converted to virtual sales processes to enable our agents to continue their activities. We believe these activities, collectively, help ensure the health and safety of our employees through adherence to CDC, state and local government work guidelines.

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets. We reduced the size of the equity securities portfolio during 2020, which has reduced the impact of fluctuations in the markets on our financial condition. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the year ended December 31, 2020.

The scope, severity and longevity of any business shutdowns and economic disruptions as a result of the COVID-19 outbreak are highly uncertain and cannot be predicted at this time, as new information may continue to emerge concerning the actions governments may take to contain or mitigate the spread of the virus or address its impact on individuals, businesses and the economy. We did not incur material claims or significant disruptions to our business for the year ended December 31, 2020 as a result of COVID-19. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a)Cash, cash equivalents, and restricted cash

Our cash, cash equivalents, and restricted cash include demand deposits with financial institutions, cash that is held in trust for assumed business, cash held in deposit accounts to satisfy state statutory deposit requirements, and short-term, highly liquid instruments with original maturities of three months or less when purchased.

(b)Investments

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

Quarterly, we perform an assessment of our investments to determine if any are impaired as the result of a credit loss. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. For each fixed-income security in an unrealized loss position, if we determine that we intend to sell the security or that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, the security’s entire decline in fair value is recorded in earnings.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
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

(c)Fair Value

See Note 3 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2020 and 2019.

(d)Allowance for Expected Credit Losses

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

The following table summarizes our allowance for expected credit losses by pooled asset for the year ended December 31, 2020:

	December 31, 2019	Provision for expected credit losses	Write-offs	December 31, 2020
Premiums Receivable	$165	$(311)	$286	$140
Reinsurance Recoverables	256	130	—	386
Note Receivable	141	(121)	—	20
Total	$562	$(302)	$286	$546

(e)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then estimate expected credit losses based on historical trends, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. Once these conditions have been examined, we establish an allowance for credit losses for any amounts not expected to be collected. When we receive payments on amounts previously charged off, we credit our expected credit loss expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $140,000 and $302,000 at December 31, 2020 and 2019, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premiums liability and record the premiums as described above.

(f)Policy Acquisition Costs

We incur policy acquisition costs that vary with, and are directly related to, the production of new business. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
Such costs include, but are not limited to: incremental direct costs of contract acquisition, such as commissions; premium taxes; and other essential direct costs that would not have been incurred had a policy not been acquired or renewed.

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, reinsurance costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs. We did not have a premium deficiency at December 31, 2020 or 2019.

(g)Debt Issuance Costs

We record our debt issuance costs associated with a recognized debt liability as a direct deduction from the carrying amount of the corresponding debt liability. These costs are then amortized over the life of the liability using the effective interest method.

(h)Long-lived Assets

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

See Note 6 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software that were held during 2020 and 2019.

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

(i)Unpaid Losses and Loss Adjustment Expenses

Our reserves for unpaid losses represent the estimated ultimate cost of settling all reported claims plus all claims we incurred related to insured events that have occurred as of the reporting date, but that policyholders have not yet reported to us.

We estimate our reserves for unpaid losses using individual case-basis estimates for reported claims and actuarial estimates for incurred but not reported (IBNR) claims, and we continually review and adjust our estimated losses as necessary based on our historical experience and as we obtain new information. If our unpaid loss reserves prove to be deficient or redundant, we increase or decrease the liability in the period in which we identify the difference, thereby impacting net income (loss). Though our estimate of the ultimate cost of settling all reported and unreported claims may change at any point in the future, a reasonable possibility exists that our estimate may vary significantly in the near term from the estimated amounts included in our consolidated financial statements.

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
December 31, 2020

(j)Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. We attribute all goodwill associated with our acquisitions to two reporting units.

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting unit to its carrying value. We test goodwill for impairment by performing a quantitative assessment. In performing the quantitative impairment test, we use a discounted cash flow valuation approach.

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

For the 2020 annual goodwill impairment tests we determined that the goodwill was not impaired for either of our reporting units. For the 2019 annual goodwill impairment tests, under prior guidance, we utilized the qualitative assessment for both of our reporting units and determined that the goodwill was not impaired. For the 2018 annual goodwill impairment tests, under the prior guidance, we utilized the qualitative assessment for one of our reporting units and determined it was not more likely than not that the fair value of the reporting units tested using the applicable methods was less than their carrying amount and, therefore goodwill was not impaired for either period. For our second reporting unit, we used the quantitative approach in 2018 and determined that the goodwill was not impaired.

(k)Intangible Assets

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

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license acquired exceeds its fair value, an impairment loss is recognized equal to that excess. For 2020, 2019 and 2018, we determined that the fair values of the intangible assets were not impaired.

(l)Leases
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
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

(m)Portfolio Loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of the allowance for loan losses.

(n)Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Should a change in tax rates occur, we recognize the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date. Refer to Note 12 for additional information. Realization of our deferred income tax assets depends upon our generation of sufficient future taxable income.

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

On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. Among other things, the CARES Act included technical corrections to the effective date language in the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. We assessed all provisions of the CARES Act and determined that two provisions needed further analysis to determine the impact to our business.

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

Second, the TCJA eliminated the two-year carryback period and provided for indefinite carryforward of net operating losses against future tax periods, with the future deduction limited to 80% of taxable income before consideration of net operating loss deduction. The CARES Act amended the law for net operating losses generated in taxable years beginning after
December 31, 2017 and before January 1, 2021. Net operating losses generated by a corporation during these taxable years now

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
have a five-year carryback period. In addition, these losses can be carried forward to future taxable years without being subject to the 80% limitation. As a result of the CARES Act, we were able to convert potential deferred tax assets related to net operating losses to a current receivable, generating a $12,566,000 tax benefit for difference in tax rate. The Company’s initial assessment at June 30, 2020 was a tax benefit of $5,263,000. The additional benefit stemmed from 2020 operations.

We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2020, 2019 or 2018.

(o)Advertising Costs

We expense all advertising costs as an operating expense when we incur those costs. For the years ended December 31, 2020, 2019 and 2018, we incurred advertising costs of $1,212,000, $1,426,000, and $1,674,000, respectively.

(p)Earnings Per Share (EPS)

We report both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, we divide net loss attributable to UIHC common stockholders (net loss less the net income attributable to NCI) by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted earnings per share using the Treasury method by dividing net loss attributable to UIHC common stockholders by the weighted-average number of shares of common stock, common stock equivalents, and restricted shares outstanding during the period. Common share equivalents are only included when they are dilutive.

(q)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily homeowners policies;

•a geographic concentration resulting from the fact that, though we now operate in 12 states, we still write approximately 57% of our gross written premium in Florida as of December 31, 2020;

•a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions; and

•a concentration of credit risk with regard to our cash, because we choose to deposit all of our cash at five financial institutions.
We mitigate our geographic and group concentrations of risk by entering into reinsurance contracts with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to our cash balances held at financial institutions, we had $320,514,000 and $303,021,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2020 and 2019, respectively.

(r)Managing General Agent Fees and Policy Fees

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

(s)Reinsurance

We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
Our reinsurance agreements are short-term, prospective contracts. We record an asset, ceded unearned premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We amortize our ceded unearned premiums over the 12-month contract period.

We record provisional ceding commissions that we receive in connection with our reinsurance contracts for the 2020 underwriting year as an offset to deferred acquisitions costs. Ceding commissions received in connection with our reinsurance contracts for the 2019 and 2018 underwriting years were recorded as an offset to deferred acquisition costs to the extent that they related to compensation for acquisition costs that were incurred that are deferrable. The remaining provisional ceding commissions related to 2019 and 2018 were recorded as unearned reinsurance commission and were recognized as an offset to other acquisition costs based in proportion to the premiums earned or coverage provided by the reinsurance contracts.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. With the adoption of ASU 2016-13, we recorded a $256,000 opening credit loss allowance adjustment on January 1, 2020. As of December 31, 2020, our ending credit loss allowance related to reinsurance recoverables was $386,000.

(t)Assessments

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

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2020 and 2019, we did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

(u)Accounting Pronouncements

Recently Adopted Policies

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). This update modifies the existing disclosure requirements on fair value measurements in Topic 820 by changing requirements regarding Level 1, Level 2 and Level 3 investments. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Entities are permitted to early adopt any removed or modified disclosures of ASU 2018-13 immediately and delay the adoption of the additional disclosures until their effective date. We have early adopted the guidance on removed and modified disclosures and adopted the remainder of the guidance on January 1, 2020, which has not impacted the accompanying consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for certain

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
requirements. We adopted this guidance in the course of performing our annual assessment of goodwill during the fourth quarter of 2020 using data as of September 30, 2020. As of December 31, 2020, there was no impact on our consolidated financial statements as the result of the adoption of this standard. We have updated our related disclosures accordingly.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update is intended to replace the incurred loss impairment methodology in current GAAP with a method that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will provide users with more useful information regarding the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In addition, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this guidance as of January 1, 2020 using a modified cumulative effect adjustment to the opening balance of retained earning for 2020, with no adjustment to prior periods presented. The cumulative effect to the opening balance of retained earnings for 2020 was a decrease of $262,000, net of reversals from allowances recorded under prior guidance.

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

Pending Policies

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (ASU 2019-12). This update enhances and simplifies various aspects of the income tax guidance, including intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with earlier adoption permitted. We have not early adopted and are assessing the impact of adopting this new standard on our consolidated financial statements and related disclosures.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
3)    INVESTMENTS

The following table details fixed maturity available-for-sale securities, by major investment category, at December 31, 2020 and 2019:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. government and agency securities	$129,417	$1,147	$139	$130,425
Foreign government	1,374	142	—	1,516
States, municipalities and political subdivisions	132,336	2,318	272	134,382
Public utilities	29,526	482	28	29,980
Corporate securities	285,814	6,633	118	292,329
Mortgage-backed securities	285,639	3,039	466	288,212
Asset-backed securities	56,351	525	219	56,657
Redeemable preferred stocks	6,257	266	13	6,510
Total fixed maturities	$926,714	$14,552	$1,255	$940,011

December 31, 2019
U.S. government and agency securities	$120,260	$749	$193	$120,816
Foreign government	3,975	97	1	4,071
States, municipalities and political subdivisions	131,203	2,611	63	133,751
Public utilities	24,660	700	26	25,334
Corporate securities	281,892	7,123	143	288,872
Mortgage-backed securities	248,206	4,174	477	251,903
Asset-backed securities	56,487	683	41	57,129
Redeemable preferred stocks	2,915	72	2	2,985
Total fixed maturities	$869,598	$16,209	$946	$884,861

Equity securities are summarized as follows at:

	December 31, 2020		December 31, 2019
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$152	2.0%	$65,453	56.1%
Public utilities	—	—	3,663	3.1
Other common stocks	—	—	44,492	38.2
Non-redeemable preferred stocks	7,293	98.0	3,002	2.6
Total equity securities	$7,445	100.0%	$116,610	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
    When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$32,460	$678,736	$1,678	$209,302	$373	$41,776
Equity securities	38,325	131,178	94	814	2,828	6,073
Short-term investments	—	1,346	—	3,863	—	—
Total realized gains	70,785	811,260	1,772	213,979	3,201	47,849
Fixed maturities	(478)	16,552	(324)	43,573	(1,376)	135,944
Equity securities	(3,602)	13,805	(219)	1,387	(170)	995
Short-term investments	(14)	1,258	(1)	1,035	—	—
Total realized losses	(4,094)	31,615	(544)	45,995	(1,546)	136,939
Net realized investment gains	$66,691	$842,875	$1,228	$259,974	$1,655	$184,788

The table below summarizes our fixed maturities at December 31, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	December 31, 2020
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$66,420	7.2%	$66,921	7.1%
Due after one year through five years	209,129	22.6%	214,742	22.8%
Due after five years through ten years	295,036	31.8%	299,230	31.9%
Due after ten years	14,139	1.5%	14,249	1.5%
Asset and mortgage-backed securities	341,990	36.9%	344,869	36.7%
Total	$926,714	100.0%	$940,011	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities	$21,789	$23,267	$22,043
Equity securities	2,155	2,474	2,206
Cash and cash equivalents	1,329	4,118	1,953
Other investments	38	1,253	942
Other assets	178	117	57
Investment income	25,489	31,229	27,201
Investment expenses	(1,364)	(1,084)	(1,031)
Net investment income	$24,125	$30,145	$26,170

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
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

During the year-ended December 31, 2020, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at December 31, 2020. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. government and agency securities	44	$129	$40,341	18	$10	$10,482
Foreign governments	—	—	—	—	—	—
States, municipalities and political subdivisions	22	272	30,538	—	—	—
Public utilities	8	28	9,472	—	—	—
Corporate securities	40	116	25,052	3	2	753
Mortgage-backed securities	87	397	100,171	8	69	3,479
Asset backed securities	21	207	17,682	1	12	988
Redeemable preferred stocks	5	13	358	—	—	—
Total fixed maturities	227	$1,162	$223,614	30	$93	$15,702

December 31, 2019
U.S. government and agency securities	37	$89	$26,372	39	$104	$31,364
Foreign governments	—	—	—	2	1	600
States, municipalities and political subdivisions	31	61	14,508	2	2	1,262
Public utilities	9	25	4,626	2	1	250
Corporate securities	42	124	22,435	27	19	9,605
Mortgage-backed securities	89	322	59,101	50	155	12,738
Asset-backed securities	15	34	8,447	5	7	1,259
Redeemable preferred stocks	—	—	—	1	2	97
Total fixed maturities	223	$655	$135,489	128	$291	$57,175
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2020 and 2019. Changes in interest rates subsequent to December 31, 2020 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Consolidated Balance Sheet as of December 31, 2020.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2020 and 2019:

	Total	Level 1	Level 2	Level 3
December 31, 2020
U.S. government and agency securities	$130,425	$—	$130,425	$—
Foreign government	1,516	—	1,516	—
States, municipalities and political subdivisions	134,382	—	134,382	—
Public utilities	29,980	—	29,980	—
Corporate securities	292,329	—	292,329	—
Mortgage-backed securities	288,212	—	288,212	—
Asset-backed securities	56,657	—	56,657	—
Redeemable preferred stocks	6,510	1,554	4,956	—
Total fixed maturities	940,011	1,554	938,457	—
Mutual funds	152	152	—	—
Public utilities	—	—	—	—
Other common stocks	—	—	—	—
Non-redeemable preferred stocks	7,293	7,293	—	—
Total equity securities	7,445	7,445	—	—
Other investments (1)	38,002	300	37,702	—
Total investments	$985,458	$9,299	$976,159	$—

December 31, 2019
U.S. government and agency securities	$120,816	$—	$120,816	$—
Foreign government	4,071	—	4,071	—
States, municipalities and political subdivisions	133,751	—	133,751	—
Public utilities	25,334	—	25,334	—
Corporate securities	288,872	—	288,872	—
Mortgage-backed securities	251,903	—	251,903	—
Asset-backed securities	57,129	—	57,129	—
Redeemable preferred stocks	2,985	747	2,238	—
Total fixed maturities	884,861	747	884,114	—
Mutual Funds	65,453	65,453	—	—
Public utilities	3,663	3,663	—	—
Other common stocks	44,492	44,492	—	—
Non-redeemable preferred stocks	3,002	3,002	—	—
Total equity securities	116,610	116,610	—	—
Other investments (1)	499	300	199	—
Total investments	$1,001,970	$117,657	$884,313	$—
(1) Other long-term investments included in the fair value hierarchy exclude these other limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

    Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at December 31, 2020 and 2019.

    The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2020 and 2019, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
Florida State Board of Administration, Truist Financial Corporation (Truist) (formerly known as Branch Banking & Trust Corporation or BB&T), and our senior notes approximate fair value as the interest rates and terms are variable.

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2020, we transferred no investments between levels.

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

The information presented in the table below is as of December 31, 2020 and 2019:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2020
Limited partnership investments (1)	$9,532	$225	$164	$9,593
Certificates of deposit	300	—	—	300
Short-term investments	37,703	—	1	37,702
Total other investments	$47,535	$225	$165	$47,595

December 31, 2019
Limited partnership investments (1)	$7,568	$2,236	$51	$9,753
Certificates of deposit	300	—	—	300
Short-term investments	199	—	—	199
Total other investments	$8,067	$2,236	$51	$10,252
(1) Distributions will be generated from investment gains, from operating income, from underlying investments of the funds, and from liquidation of the underlying assets of the funds. We estimate that the underlying assets of the funds will be liquidated over the next few months to seven years.

During 2020, we decreased the size of our equity portfolio in order to mitigate potential surplus declines from market volatility for each of our insurance subsidiaries. As a result, we invested a portion of the proceeds into short-term investments, driving the increase year-over-year.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
Restricted Cash

We are required to maintain assets on deposit with various regulatory authorities to support our insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. We also use trust funds in certain reinsurance transactions.

The following table presents the components of restricted assets:

	December 31,
	2020	2019
Trust funds	$61,142	$70,668
Cash on deposit (regulatory deposits)	936	920
Total restricted cash	$62,078	$71,588

In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Consolidated Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	December 31,
	2020	2019
Invested assets on deposit (regulatory deposits)	$4,023	$4,599

4)    EARNINGS PER SHARE

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to UIHC common stockholders	$(96,454)	$(29,872)	$290

Denominator:
Weighted-average shares outstanding	42,864,166	42,763,423	42,650,629
Effect of dilutive securities	—	—	188,257
Weighted-average diluted shares	42,864,166	42,763,423	42,838,886

Earnings available to UIHC common stockholders per share
Basic	$(2.25)	$(0.70)	$0.01
Diluted	$(2.25)	$(0.70)	$0.01
See Note 18 for additional information on the stock grants related to dilutive securities.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
5)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2020	2019
Balance at January 1	$104,572	$105,582
Policy acquisition costs deferred	294,423	288,842
Amortization	(287,216)	(278,161)
Unearned ceding commission	(37,365)	(11,691)
Balance at December 31	$74,414	$104,572

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2020	2019
Land	$2,114	$2,114
Building and building improvements (construction in progress of $0 and $2,180, respectively)	9,211	11,315
Computer hardware and software (software in progress of $1,485 and $6,317, respectively)	41,910	33,219
Office furniture and equipment	3,172	3,260
Leasehold improvements	768	20
Leased vehicles(1)	2,346	1,693
Total, at cost	59,521	51,621
Less: accumulated depreciation and amortization	(25,334)	(18,893)
Property and equipment, net	$34,187	$32,728
(1) Includes vehicles under capital leases. See Note 11 of these Notes to Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $6,441,000, $6,305,000 and $4,222,000 for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, we incurred non-cash capitalized software write-off charges as a result of our decision to discontinue the use or development of several software projects that were previously capitalized. During the year ended December 31, 2020, we incurred non-cash construction in progress write-off charges of $2,763,000 as a result of our decision to discontinue construction of a new 150,000 square-foot headquarters and associated permit applications and architectural drawings.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at December 31, 2020 and 2019 was $73,045,000. There was no goodwill acquired or disposed of during the years ended December 31, 2020 and 2019.

We completed our most recent goodwill impairment testing during the fourth quarter of 2020 and determined that there was no impairment in the value of the asset as of December 31, 2020. The future potential impacts of COVID-19 on the operating results of our reporting units are uncertain, as we continue to monitor the global economic volatility. However, we remain committed to our strategic plan to realize our long-term forecasts.

No impairment loss in the value of goodwill was recognized during the years ended December 31, 2020, 2019 and 2018. Additionally, there was no accumulated impairment related to goodwill at December 31, 2020 or 2019.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets on our Consolidated Balance Sheets at:

	December 31, 2020	December 31, 2019
Intangible assets subject to amortization	$18,173	$22,440
Indefinite-lived intangible assets(1)	3,757	3,639
Total	$21,930	$26,079
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
2020
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.1	34,661	(19,116)	15,545
Trade names acquired	3.3	6,381	(3,753)	2,628
Total		$83,830	$(65,657)	$18,173
2019
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.8	34,661	(15,658)	19,003
Trade names acquired	4.3	6,381	(2,944)	3,437
Total		$83,830	$(61,390)	$22,440

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2020 and 2019.
Amortization expense of our intangible assets was $4,267,000, $5,355,000 and $13,920,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2021	$3,555
2022	3,246
2023	3,246
2024	2,640
2025	2,438

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss treaty, in effect from June 1, 2020 through May 31, 2021, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $3,300,000,000. In addition to this treaty, we had an aggregate excess of loss treaty, effective January 1, 2020, which provided coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions and earthquakes. We ceded $30,000,000 of catastrophe losses under this treaty for the year ended December 31, 2020. In addition, we had an all other perils excess of loss treaty, effective January 1, 2020, which provided coverage for all catastrophe perils other than hurricanes, tropical storms, tropical depressions, and earthquakes up to an exhaustion point of approximately $110,000,000. The quota share agreements effective June 1, 2020 through May 31, 2021, provide coverage for all catastrophe perils and attritional losses incurred by our insurance subsidiaries UPC and FSIC, and were extended to cover ACIC effective December 31, 2020 through May 31, 2022 with an additional 8% coverage for UPC and FSIC. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses. Finally, effective December 31, 2020, we entered into a quota share reinsurance agreement with Homeowners Choice Property and Casualty Insurance Company, Inc (HCP). Under the terms of this agreement, HCP will provide 69.5% quota share reinsurance on in-force, new and renewal policies in Connecticut, Massachusetts, New Jersey, and Rhode Island effective December 31, 2020, until June 1, 2021.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2020	2019
Reinsurance recoverable on unpaid losses and LAE	$674,746	$482,315
Reinsurance recoverable on paid losses and LAE	146,410	67,821
Reinsurance recoverable	$821,156	$550,136

We write the majority of flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $1,467,000, $1,506,000, and $1,575,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Loss:

	Year ended December 31,
	2020	2019	2018
Premium written:
Direct	$1,411,558	$1,278,504	$1,148,190
Assumed	45,305	101,764	104,211
Ceded	(755,871)	(633,275)	(512,270)
Net premium written	$700,992	$746,993	$740,131
Change in unearned premiums:
Direct	$(66,483)	$(59,660)	$(49,048)
Assumed	16,600	12,918	(22,392)
Ceded	114,554	52,149	20,585
Net decrease (increase)	$64,671	$5,407	$(50,855)
Premiums earned:
Direct	$1,345,075	$1,218,844	$1,099,142
Assumed	61,905	114,682	81,819
Ceded	(641,317)	(581,126)	(491,685)
Net premiums earned	$765,663	$752,400	$689,276
Losses and LAE incurred:
Direct	$1,186,401	$1,003,767	$1,101,328
Assumed	67,119	44,914	97,444
Ceded	(645,204)	(549,188)	(790,183)
Net losses and LAE incurred	$608,316	$499,493	$408,589

Ceded losses incurred increased by $96,016,000 during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily as a result of thirteen named storms that made landfall in 2020. Of these storms, five exceeded the retention threshold of our excess of loss contracts, resulting in total incurred and IBNR ceded losses of $142,145,000 to these treaties. We have billed and received reinsurance recoveries for losses that we incurred on these storms and expect to receive additional recoveries during 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2020	2019	2018
Unpaid losses and LAE:
Direct	$1,042,994	$716,559	$579,710
Assumed	46,972	43,798	81,493
Gross unpaid losses and LAE	1,089,966	760,357	661,203
Ceded	(674,746)	(482,315)	(477,870)
Net unpaid losses and LAE	$415,220	$278,042	$183,333
Unearned premiums:
Direct	$703,612	$637,128	$577,467
Assumed	20,326	36,927	49,846
Gross unearned premiums	723,938	674,055	627,313
Ceded	(384,588)	(270,034)	(217,885)
Net unearned premiums	$339,350	$404,021	$409,428

9)    LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

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
•Case reserves - When a claim is reported, we establish an automatic minimum case reserve for that claim type that represents our initial estimate of the losses that will ultimately be paid on the reported claim. Our initial estimate for each claim is based upon averages of loss payments for our prior closed claims made for that claim type. Then, our claims personnel perform an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss and adjust the reserve as necessary. As claims mature, we increase or decrease the reserve estimates as deemed necessary by our claims department based upon additional information we receive regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims.
•Reserves for losses incurred but not reported (IBNR reserves) - Our IBNR reserves include true IBNR reserves plus “bulk” reserves. Bulk reserves represent additional amounts that cannot be allocated to particular claims, but which are necessary to estimate ultimate losses on reported and unreported claims. We estimate our IBNR reserves by projecting the ultimate losses using the methods discussed below and then deducting actual loss payments and case reserves from the projected ultimate losses. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
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
•Development Method - The development method is based upon the assumption that the relative change in a given year’s loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. In utilizing this method, actual annual historical loss data is evaluated. Loss development factors (LDFs) are calculated to measure the change in cumulative losses from one evaluation point to the next. These historical LDFs and comparable industry benchmark factors form the basis for selecting the LDFs used in projecting the current valuation of losses to an ultimate basis. When applied to incurred loss data, the implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported. Applying this method to paid losses avoids potential distortions in the data due to changes in case reserving methodology, but also loses any potentially useful information contained in the current case reserves. The paid development method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time.

•Expected Loss Method - Ultimate loss projections are based upon a prior measure of the anticipated losses, usually relative to a measure of exposure (such as earned house years). An expected loss cost is applied to each year’s measure of exposure to determine estimated ultimate losses for that year. Actual losses are not considered in this calculation. Because the ultimate loss estimates do not change unless the exposures or loss costs change, this method has the advantage of being stable over time. However, the advantage of this stability is offset by a lack of responsiveness since this method does not consider actual loss experience as it emerges. This method assumes that the loss cost per unit of exposure is a good indication of ultimate losses. It can be entirely dependent on pricing assumptions (e.g., historical experience adjusted for loss trend).

•Bornhuetter-Ferguson Method - The Bornhuetter-Ferguson (B-F) method is a credibility weighting procedure that blends the responsiveness of the Development Method with the stability of the Expected Loss Method by setting ultimate losses equal to actual losses plus the expected unreported losses which are based on the Expected Loss Method. As an experience year matures, actual losses gradually move closer to their ultimate levels so reliance on the Expected Loss Method can be reduced.

•Paid-to-Paid Development Method - In addition to the aforementioned methods, we also rely upon the Paid-to-Paid Development Method to project ultimate unallocated loss adjustment expense (ULAE). Ratios of paid ULAE to paid loss and allocated loss adjustment expense are compiled by calendar year and a paid-to-paid ratio selection is made. The selected ratio is applied to the estimated IBNR amounts and one half of this ratio is applied to case reserves. This method is derived from rule of thumb that half of ULAE is incurred when a claim is opened and the other half is incurred over the remaining life of the claim.

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
December 31, 2020
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
The following is information about incurred claims development and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. The incurred claims development and paid claims development data reflect the acquisitions of FSIC, IIC, and AmCo in February 2015, April 2016, and April 2017, respectively, on a retrospective basis (includes FSIC, IIC and AmCo data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2011 to 2019 is presented as supplementary information.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
Property & Casualty Homeowners’ Insurance
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
										Audited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$77,706	$79,142	$78,763	$77,649	$79,234	$79,985	$80,014	$80,289	$80,199	$80,086	$24	7,400
2012	—	87,276	88,629	87,963	87,571	86,818	90,817	91,095	90,879	90,890	124	12,048
2013	—	—	113,477	106,992	110,268	106,820	106,222	106,132	106,450	106,600	171	8,911
2014	—	—	—	155,008	154,167	155,729	156,868	156,037	155,956	156,300	331	13,458
2015	—	—	—	—	217,832	236,059	239,784	242,508	242,610	244,109	750	20,337
2016	—	—	—	—	—	304,961	294,271	293,785	295,611	297,195	1,801	31,143
2017	—	—	—	—	—	—	332,339	345,647	359,018	371,447	10,920	86,305
2018	—	—	—	—	—	—	—	360,919	389,841	402,966	7,681	48,440
2019	—	—	—	—	—	—	—	—	421,426	387,164	22,533	39,332
2020	—	—	—	—	—	—	—	—	—	551,945	173,404	44,465
									Total	$2,688,702

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
										Audited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$44,547	$62,812	$69,461	$73,215	$77,022	$79,052	$79,480	$80,002	$80,020	$80,062
2012	—	52,394	75,213	79,810	82,908	86,013	90,356	90,580	90,447	90,563
2013	—	—	69,615	94,969	99,196	103,441	104,669	105,201	105,686	105,927
2014	—	—	—	98,762	135,301	147,031	151,954	153,593	154,597	155,287
2015	—	—	—	—	145,180	210,261	227,661	234,018	237,573	240,086
2016	—	—	—	—	—	193,876	265,069	280,203	288,425	291,219
2017	—	—	—	—	—	—	217,983	313,883	327,986	349,380
2018	—	—	—	—	—	—	—	247,365	352,422	380,504
2019	—	—	—	—	—	—	—	—	240,533	327,965
2020	—	—	—	—	—	—	—	—	—	269,580
									Total	$2,290,573
All outstanding liabilities before 2011, net of reinsurance										280
Liabilities for claims and claim adjustment expenses, net of reinsurance										$398,409

The following is supplementary information about average historical claims duration as of December 31, 2020.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	60.1%	24.9%	6.4%	3.8%	2.1%	1.9%	0.4%	0.2%	0.1%	0.1%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

	December 31,
	2020	2019
Net outstanding liabilities
Property and Casualty Homeowners’ Insurance	$398,409	$264,556
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$398,409	$264,556

Reinsurance recoverable on unpaid claims
Property and Casualty Homeowners’ Insurance	674,746	482,315
Total reinsurance recoverable on unpaid claims	674,746	482,315

Unallocated claims adjustment expenses	16,811	13,486

Total gross liability for unpaid claims and claims adjustment expense	$1,089,966	$760,357

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2020	2019	2018
Balance at January 1	$760,357	$661,203	$482,232
Less: reinsurance recoverable on unpaid losses	482,315	477,870	305,673
Net balance at January 1	$278,042	$183,333	$176,559

Incurred related to:
Current year	615,102	466,359	404,271
Prior years	(6,786)	33,134	4,318
Total incurred	$608,316	$499,493	$408,589
Paid related to:
Current year	320,389	275,488	283,821
Prior years	150,749	129,296	117,994
Total paid	$471,138	$404,784	$401,815

Net balance at December 31	$415,220	$278,042	$183,333
Plus: reinsurance recoverable on unpaid losses	674,746	482,315	477,870
Balance at December 31	$1,089,966	$760,357	$661,203

Composition of reserve for unpaid losses and LAE:
Case reserves	$392,717	$300,858	$270,601
IBNR reserves	697,249	459,499	390,602
Balance at December 31	$1,089,966	$760,357	$661,203

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, favorable development experienced in 2020 was primarily the result of better than expected non-catastrophe losses experienced. The favorable development also came as a result of strengthening of our case reserves throughout 2019 based on a review of historical loss trends and uncertainty surrounding late

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
reported claims and litigation. Payments during 2020 were more favorable than anticipated from these projections. The unfavorable development experienced in 2019 and 2018 was primarily the result of worse than expected losses on the named storms that occurred in the 2017 and 2018 accident years.
10)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of December 31, 2020 and 2019:

		Effective Interest Rate	Carrying Value at
	Maturity		December 31, 2020	December 31, 2019
Senior Notes	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	0.66%	6,765	7,647
Truist Term Note Payable	May 26, 2031	1.81%	3,611	3,958
Total long-term debt			$160,376	$161,605

At December 31, 2020, the annual maturities of our long-term debt were as follows:

Amount
2021	$1,523
2022	1,523
2023	1,523
2024	1,523
2025	1,523
Thereafter	152,761
Total debt	$160,376

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

Truist Term Note

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to Truist (the Truist Note) with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The Truist Note bears interest at 1.65% in excess of the one-month LIBOR which resets monthly. LIBOR is expected to be phased out by the end of 2021. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our principal executive office, which has been pledged to the bank as security for the loan.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2020, we were in compliance with the covenants in the Senior Notes.

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 0.66% at the end of December 2020. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2020, we were in compliance with the covenants in the SBA Note.

Truist Note - Our Truist Note requires that, at all times while there has been no losses from our insurance subsidiaries' operations (non-recurring losses), we will maintain a minimum cash flow coverage ratio of 1.2:1. The cash flow coverage ratio is defined as the ratio of our cash flow to debt service charges. This ratio will be tested annually, based on our audited financial statements. For the one-year period following a non-recurring loss, we are required to maintain a minimum cash flow coverage ratio of 1.0:1. This covenant will only be effective if the pre non-recurring losses test is failed, and is only available and effective for one annual test period. Thereafter, the non-recurring loss cash flow coverage ratio of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2020, we were not in compliance with the minimum cash flow coverage ratio covenant in the Truist Note. As a result, the Company has obtained a waiver for the period ending December 31, 2020.

In addition, the Truist Note requires that we establish and maintain with Truist at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At December 31, 2020, we were in compliance with the covenants in the Truist Note other than the minimum cash flow coverage ratio covenant.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the years ended December 31, 2020 and 2019:

	2020	2019
Balance at January 1,	$2,673	$3,010
Additions	—	—
Amortization	(338)	(337)
Balance at December 31,	$2,335	$2,673

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
11)    COMMITMENTS AND CONTINGENCIES

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

At December 31, 2020, we were not involved in any material non-claims-related legal actions.

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining four limited partnership investments. The amount of unfunded commitments was $2,056,000 and $2,201,000 at December 31, 2020 and 2019, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Consolidated Balance Sheets was as follows:

	Financial Statement Line	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$2,168	$335
Financing lease assets	Property and equipment, net	1,214	1,263
Total lease assets		$3,382	$1,598

Liabilities
Operating lease liabilities	Operating lease liability	$2,311	$324
Financing lease liabilities	Other liabilities	36	34
Total lease liabilities		$2,347	$358

The components of lease expenses were as follows:

	Years ended
	December 31, 2020	December 31, 2019
Operating lease expense	$630	$183
Financing lease expense:
Amortization of leased assets	702	396
Interest on lease liabilities	1	1
Short-term lease expense	—	139
Net lease expense	$1,333	$719

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
At December 31, 2020, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
2021	$610	$24	$634
2022	603	14	617
2023	586	4	590
2024	588	—	588
2025	254	—	254
Thereafter	1,190	—	1,190
Total undiscounted future minimum lease payments	3,831	42	3,873
Less: Imputed interest	(1,520)	(6)	(1,526)
Present value of lease liabilities	$2,311	$36	$2,347

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (months)
Operating leases	67	176
Financing leases	23	28

Weighted average discount rate
Operating leases	3.57%	4.00%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Years ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$631	$1,081

Right-of-use assets obtained in exchange for new operating lease liabilities	2,471	7
Right-of-use assets obtained in exchange for new financing lease liabilities	652	1,111

Capital lease amortization expenses are included in depreciation expense in our Consolidated Statements of Comprehensive Income (Loss). See Note 6 for information regarding depreciation expense. See Note 10 for information regarding commitments related to long-term debt, and Note 13 for commitments related to regulatory actions.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
12) INCOME TAXES

The Company files a consolidated federal income tax return with all eligible subsidiaries. Since we have less than an 80% interest in JIC, JIC is not eligible to file on a consolidated basis with UIHC.

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2020	2019	2018
Federal:
Current	$(27,310)	$58	$(1,510)
Deferred	(6,611)	(4,520)	(1,240)
Benefit for Federal income tax expense	(33,921)	(4,462)	(2,750)

State:
Current	598	1,100	(654)
Deferred	(3,282)	241	(1,229)
Provision (benefit) for State income tax expense	(2,684)	1,341	(1,883)
Benefit for income taxes	$(36,605)	$(3,121)	$(4,633)

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2020	2019	2018
Expected income tax expense at federal rate	$(27,741)	$(6,847)	$(875)
State tax expense, net of federal deduction benefit	(3,603)	(882)	(1,205)
Dividend received deduction	(141)	(195)	(170)
Other permanent items	600	1,349	564
Prior period accrual adjustment	2,230	3,415	(1,391)
Net operating loss carryback rate benefit (1)	(12,566)	—	—
Municipal tax-exempt interest	(280)	(587)	(735)
Change in valuation allowance	5,505	989	—
Change in special loss discount account	—	—	(821)
Change in tax credit carryforward	(721)	—	—
Other, net	112	(363)	—
Reported income tax benefit	$(36,605)	$(3,121)	$(4,633)
 (1) Pursuant to the recently enacted CARES Act.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
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

As of December 31, 2020, we had net operating loss (NOL) carryforwards. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitation imposed by tax laws. There is no expiration for $1,168,000 of our federal NOL and $90,963,000 of our state NOL. The remaining $17,143,000 of our federal NOL expires in 2040. The unused business tax credits of $1,686,000 will also expire in 2040.

The table below summarizes the significant components of our net deferred tax liability:

	December 31,
	2020	2019
Deferred tax assets:
Unearned premiums	$16,404	$19,482
Tax-related discount on loss reserve	4,027	2,300
R&D tax credit carryforward	1,686	—
Dual consolidated loss carryforward	6,511	2,181
Net operating loss carryforward	7,900	8,709
Other	1,189	1,451
Total pre-allowance deferred tax assets	37,717	34,123
Valuation allowance	(6,494)	(989)
Total deferred tax assets	31,223	33,134
Deferred tax liabilities:
Deferred acquisitions costs	(20,191)	(27,939)
Unrealized gain	(3,253)	(10,484)
Intangible assets	(4,553)	(5,631)
Prepaid expenses	(725)	(762)
Investments	(78)	(152)
Fixed assets	(5,618)	(2,728)
Outside basis in subsidiary	(974)	—
Total deferred tax liabilities	(35,392)	(47,696)
Net deferred tax liability	$(4,169)	$(14,562)

We had a valuation allowance of $6,494,000 and $989,000 at December 31, 2020 and 2019, respectively. In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income (loss), reversals of temporary items, projected future taxable income and tax planning strategies in making this assessment. The current year increase in valuation allowance predominately relates to the impact of current year results on management’s estimate that the net deferred tax assets of certain reinsurance subsidiaries will not be realizable.

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2016; therefore, only the 2017 through 2020 tax years remain subject to examination by taxing authorities. During the year ended December 31, 2020, we were examined by the Internal Revenue Service (IRS) regarding our 2016 income tax return. This examination was closed by the IRS prior to December 31, 2020 with no material adjustment needed.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020

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

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2020:

December 31, 2020
Balance at January 1	$—
Additions based on tax positions related to current year	683
Balance at December 31	$683

Included in the balance at December 31, 2020 was $683,000 of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We do not anticipate a material change in the unrecognized tax benefits over the next 12 months.

13)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers’ ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries, UPC, ACIC, and JIC are domiciled in Florida, while FSIC and IIC are domiciled in Hawaii and New York, respectively. At December 31, 2020, and during the year then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate in 2020.

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

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and we collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. We currently collect assessments levied upon policyholders on behalf of Louisiana Citizens Property Insurance Corporation in the amount of 2.60% of written premium and on behalf of Connecticut Healthy Homes Fund in the amount of $12.00 per each homeowners policy. In addition, we collect $2 per residential policy and $4 per commercial policy written in the state of Florida on behalf of the Florida Emergency Management Preparedness and Assistance Trust Fund.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At December 31, 2020, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at December 31, 2020 and 2019, was $370,720,000, and $415,948,000, respectively.

The amount of restricted net assets of our insurance subsidiaries are:

December 31, 2020
UPC	$142,399
ACIC	81,179
FSIC	40,635
IIC	34,214
JIC	60,128

NAIC law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2020 and 2019.

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

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

•Statutory accounting requires that we exclude certain assets, called non-admitted assets, from the balance sheet.

•Statutory accounting requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer to the extent realizable, and amortize policy acquisition costs over the estimated life of the policies.

•Statutory accounting requires that surplus notes, also known as surplus debentures, be recorded in statutory surplus, while GAAP requires us to record surplus notes as a liability.

•Statutory accounting allows certain investments to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP because the investments are held as available for sale.

•Statutory accounting allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.

•Statutory accounting requires that unearned premiums and loss reserves are presented net of related reinsurance rather than on a gross basis under GAAP.

•Statutory accounting requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over ninety days and for unsecured amounts recoverable from unauthorized reinsurers.  Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance subsidiary’s domiciliary state and a reserve for uncollectible reinsurance is charged through earnings rather than surplus or equity.

•Statutory accounting requires an additional admissibility test and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
Our insurance subsidiaries must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP. For the years ended December 31, 2020, 2019 and 2018, our combined recorded statutory net loss was $28,326,000, $38,507,000, and $5,199,000, respectively.

14)    RELATED PARTY TRANSACTIONS

Groelle & Salmon, PA

One of our former executive officers who acted as an executive officer during a portion of the year ended December 31, 2018, Ms. Kimberly Salmon, is a former partner at the law firm of Groelle & Salmon, PA, where her spouse remains partner and co-owner. Groelle & Salmon, PA provides legal representation to us related to our claims litigation, and also provided representation to us for several years prior to Ms. Salmon joining UPC Insurance in 2014. During the years ended December 31, 2018, while Ms. Salmon was employed at the Company, Groelle & Salmon, PA billed us approximately $2,407,000. Ms. Salmon’s spouse has a 50% interest in these billings, or approximately $1,204,000 and for the year ended December 31, 2018. Effective September 7, 2018, Ms. Salmon stepped down from her role at UPC Insurance.

AmRisc, LLC

AmRisc, a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Chief Executive Officer and Chairman of our Board of Directors, became Non-Executive Vice Chairman of AmRisc. Effective December 31, 2019, Mr. Peed resigned from his position with AmRisc, terminating the related party relationship.
In accordance with the managing general agency contract with AmRisc, we recorded $406,914,000, and $361,904,000 of gross written premiums for the years ended December 31, 2019, and 2018, respectively, resulting in gross fees and commission (including a profit commission) of $107,577,000, and $95,920,000, respectively, due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $6,253,000, and $5,146,000 in ceded premiums to AmRisc as a reinsurance intermediary for the years ended December 31, 2019, and 2018, respectively.
15)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2020, 2019, and 2018, our contributions to the plan on behalf of the participating employees were $1,381,000, $787,000, and $861,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020

16)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders’ equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at year end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2017	$12,044	$(2,823)	$9,221
Reclassification due to adoption of ASU 2016-01	(12,300)	2,962	(9,338)
Adjusted balance at January 1, 2018	(256)	139	(117)
Changes in net unrealized gain on investments	(9,999)	2,327	(7,672)
Reclassification adjustment for net realized gains	(1,655)	414	(1,241)
December 31, 2018	(11,910)	2,880	(9,030)
Changes in net unrealized gain on investments	28,089	(6,219)	21,870
Reclassification adjustment for net realized gains	(1,217)	(304)	(1,521)
December 31, 2019	14,962	(3,643)	11,319
Changes in net unrealized gain on investments	64,421	(16,101)	48,320
Reclassification adjustment for net realized gains	(66,594)	16,648	(49,946)
December 31, 2020	$12,789	$(3,096)	$9,693

17)    STOCKHOLDERS’ EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2020		2019		2018
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,571	$0.06	$2,569	$0.06	$2,565
Second Quarter	$0.06	$2,578	$0.06	$2,570	$0.06	$2,565
Third Quarter	$0.06	$2,581	$0.06	$2,571	$0.06	$2,569
Fourth Quarter	$0.06	$2,583	$0.06	$2,570	$0.06	$2,569

In February 2020, IIC paid dividends of $12,000,000 to the Company. In 2019, the Company returned a $1,764,000 dividend paid by IIC in 2018.On November 6, 2018, ACIC paid dividends of $50,000,000 to the Company.

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of December 31, 2020, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

See Note 18 for information regarding our stock-based compensation activity.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
18) STOCK-BASED COMPENSATION

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

Under the Company’s 2013 Omnibus Incentive Plan, 1,000,000 shares were authorized for issuance at December 31, 2020. In 2020, the Board of Directors adopted the 2020 Omnibus Incentive Plan, which was approved by shareholders during our 2020 Annual Shareholder meeting. As of December 31, 2020, an additional 2,000,000 shares were authorized for issuance.

The following table presents our total stock-based compensation expense:

	Year Ended
	2020	2019	2018
Employee stock-based compensation expense
Pre-tax (1)	$876	$2,019	$1,095
Post-tax (2)	692	1,595	865
Director stock-based compensation expense
Pre-tax (1)	506	988	1,319
Post-tax (2)	400	781	1,042
(1) This table does not include withholding of vested shares for tax liabilities, which totaled $112,000, $296,000, and $418,000 in 2020, 2019, and 2018, respectively.
(2) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $1,798,000 of unrecognized stock compensation expense at December 31, 2020 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2 years. We had approximately $135,000 of unrecognized director stock-based compensation expense at December 31, 2020 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.3 years.

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

Performance stock units vest based on the Company’s return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2020, 2019, and 2018 awards.

We granted 386,101, 134,231, and 174,602 shares of restricted common stock, which had a weighted-average grant date fair value of $9.33, $16.24, and $20.07 per share during the years ended December 31, 2020, 2019, and 2018, respectively. Additionally, during the year ended December 31, 2019, the Company granted 45,000 shares of restricted common stock, with a fair value of $15.70 per share, which were contingent upon stockholder approval of the 2020 Omnibus Incentive Plan. The contingent shares were issued and fully vested during the year ended December, 31 2020.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	212,094	$16.44
Granted	174,602	20.07
Less: Forfeited	21,502	18.82
Less: Vested	147,258	16.68
Outstanding as of December 31, 2018	217,936	$18.96
Granted	134,231	16.24
Less: Forfeited	6,059	20.15
Less: Vested	131,613	19.22
Outstanding as of December 31, 2019	214,495	$17.49
Granted (1)	386,101	9.33
Less: Forfeited	232,323	12.61
Less: Vested (1)	109,267	16.63
Outstanding as of December 31, 2020	259,006	$10.06
(1) Contingent shares granted during 2019, but issued and fully vested during May 2020, have been included in the 2020 granted and vested share calculations in the table above.

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

We granted 221,541, 99,181, and 107,888 stock options during the years ended December 31, 2020, 2019, and 2018, respectively, which had a weighted average grant date fair value of $2.68, $5.96, and $8.26, per share, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	—	$—	—
Granted	107,888	20.94	—	—
Less: Forfeited	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of December 31, 2018	107,888	$20.94	9.76	$—

Vested as of December 31, 2018	—	$—	—	$—
Exercisable as of December 31, 2018	—	$—	—	$—

Outstanding as of December 31, 2018	107,888	$20.94	9.76	$—
Granted	99,181	16.25	—	—
Less: Forfeited	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of December 31, 2019	207,069	$18.69	9.00	$—

Vested as of December 31, 2019	35,965	$20.94	8.76	$—
Exercisable as of December 31, 2019	35,965	$20.94	8.76	$—

Outstanding as of December 31, 2019	207,069	$18.69	9.00	$—
Granted	221,541	8.77	—	—
Less: Forfeited	234,472	12.76	—	—
Less: Exercised	—	—	—	—
Less: Expired	50,132	18.94	—	—
Outstanding as of December 31, 2020	144,006	$13.00	8.77	$—

Vested as of December 31, 2020 (1)	80,728	$19.01	7.95	$—
Exercisable as of December 31, 2020	30,596	$19.11	7.95	$—
(1) The vested shares and weighted average exercise prices is calculated based on all vested shares at December 31, 2020, inclusive of those that expired during the year. The weighted-average remaining contractual term is calculated based on only vested shares that are outstanding and exercisable at December 31, 2020.

19)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On January 6, 2021, our insurance subsidiary, UPC, contributed $5,000,000 to fund an initial investment in a limited partnership investment fund.

On January 18, 2021, the Company, together with our wholly-owned subsidiaries UPC and UIM, entered into a Renewal Rights Agreement, dated as of January 18, 2021 with HCP and HCI Group, Inc. (HCI), pursuant to which the Company, UPC and UIM agreed to sell, and HPC agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island. The transfer of policies is subject to regulatory approval. The sale was also consummated on January 18, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2020
As part of the sale of the renewal rights, HCI issued to UPC 100,000 shares of HCI common stock, no par value. In addition, following the collection by HPC of $80,000,000 of the premium for the policies issued by HPC to replace the subject personal lines homeowners policies, HPC will pay to UPC a renewal rights commission in an amount equal to six percent of such premium for each such replacement policy issued by HPC after such time; provided that the aggregate amount of commission payable by HPC to UPC shall not exceed $3,100,000.
The Company announced that its Board of Directors declared a $0.06 per share quarterly cash dividend that will be paid on
March 9, 2021 to stockholders of record as of March 2, 2021.

On February 19, 2021, our insurance subsidiary, IIC, paid a dividend of $3,500,000 to the Company.

On February 24, 2021, the Company made a capital contribution of $3,500,000 to our insurance subsidiary, FSIC.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of December 31, 2020, the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under that framework, management concluded that our internal control over our financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, other than described below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2020, we have shifted operations for all employees to remote work environments for the protection of our employees and communities in response to COVID-19. This shift to remote work environments has not impacted our ability to ensure that our controls operate effectively.

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

UNITED INSURANCE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of United Insurance Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 9, 2021, expressed an unqualified opinion on those financial statements.

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
March 9, 2021

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2021 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 (the 2021 Proxy Statement).

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our 2021 Proxy Statement.

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

(3) Exhibits. We hereby file as part of this Form 10-K the exhibits listed in the following index.

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 17, 2016, by and among United Insurance Holdings Corp., Kilimanjaro Corp., Kili LLC, RDX Holding, LLC, certain equityholders of RDX Holding, LLC party thereto and AmCo Holding Company (included as Exhibit 2.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (as amended to include the Certificate of Designations, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock of United Insurance Holdings Corp.) (included as exhibit 3.1 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

3.2	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated as of January 10, 2018 (included as exhibit 3.1 to the Form 8-K filed January 12, 2018, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (included as exhibit 3.1 to the Form 8-K filed on April 23, 2020, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (included as exhibit 4.2 to Amendment No. 1 to Post-Effective Amendment No. 1 on Form S-3 (Registration No. 333-150327), filed on December 23, 2008, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein (included as exhibit 10.4 to the Form 8-K, filed on October 12, 2007, and incorporated herein by reference).

4.3
Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (included at exhibit 4.1 to the Form 8-K, filed on December 13, 2017, and incorporated herein by reference).

4.4	First Supplemental Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (including form of Note) (included as exhibit 4.2 to the Form 8-K filed on December 13, 2017, and incorporated herein by reference).

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Investment Management Agreement between United Property & Casualty Insurance Company and Synovus Trust Company, dated October 8, 2003 (included as exhibit 10.18 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.2	Insurance Capital Build-up Incentive Program Surplus Note between United Property & Casualty Insurance Company and the State Board of Administration of Florida dated September 22, 2006 (included as exhibit 10.31 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.3	Master Business Process Outsourcing Services Agreement between United Insurance Management, LLC and Computer Sciences Corporation, dated March 11, 2008 (included as exhibit 10.24 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.4	Addendum Number One to Insurance Capital Build-Up Incentive Program Surplus Note, dated November 7, 2008 and effective July 1, 2008, between the State Board of Administration of Florida and United Property & Casualty Insurance Company (included as exhibit 10.1 to the Form 8-K, filed on November 12, 2008, and incorporated herein by reference).

10.5	Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Management, L.C., Skyway Claims Services, LLC, United Property & Casualty Insurance Company, UPC Re and amended to include Family Security Holdings, LLC and its subsidiaries dated July 1, 2012 (included as exhibit 10.11 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

10.6	Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K, filed on September 30, 2013, and incorporated herein by reference).

10.7	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy statement for its 2013 Annual Meeting, filed on April 16, 2013, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

10.8	Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.9	Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.10	Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.11	Form of Stock Option Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.12	Form of Restricted Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.13	Form of Performance Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.14	Stockholders Agreement, dated as of August 17, 2016, by and among United Insurance Holdings Corp., RDX Holding, LLC., R. Daniel Peed and Peed FLP1, Ltd., L.L.P (included as exhibit 10.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

10.15	Amended and Restated Employment Agreement between United Insurance Holdings Corp. and John Forney, dated April 21, 2017 (included as exhibit 10.1 to the Form 8-K, filed on April 24, 2017, and incorporated herein by reference).

10.16	Amendment to Employment Agreement, dated October 10, 2018, between United Insurance Holdings Corp. and John Forney (included as exhibit 10.1 to the Form 8-K filed on October 16, 2018, and incorporated herein by reference)

10.17	United Insurance Holdings Corp. 2020 Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy statement for its 2020 Annual Meeting, filed on April 3, 2020, and incorporated herein by reference).

10.18	Separation Agreement and General Release, dated as of June 24, 2020, between United Insurance Holdings Corp. and John L. Forney (included as Exhibit 10.1 to the Form 8-K/A filed on June 29, 2020, and incorporated herein by reference).

10.19	Release Agreement, dated as of September 29, 2020, by and between United Insurance Holdings Corp. and
Deepak Menon (included as Exhibit 10.1 to the Form 8-K/A filed on October 1, 2020, and incorporated herein by reference).

10.20	Form of Indemnification Agreement, dated as of September 1, 2020, by and between United Insurance Holdings Corp. and the members of the Board of Directors. (included as Exhibit 10.2 to the Form 10-Q filed on November 6, 2020, and incorporated herein by reference.

10.21	Second Amended and Restated Employment Agreement, dated as of October 23, 2020, by and between United
Insurance Holdings Corp. and Bennett Bradford Martz (included as Exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

10.22	Second Amended and Restated Employment Agreement, dated as of October 23, 2020, by and between United
Insurance Holdings Corp. and Scott St. John (included as Exhibit 10.2 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

10.23	Renewal Rights Agreement, dated as of January 18, 2021, by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C., Homeowners Choice Property & Casualty Insurance Company, Inc., and HCI Group, Inc. (included as Exhibit 10.1 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.24	Property Quota Share Reinsurance Contract, dated as of January 18, 2021 and effective as of December 31, 2020, by and between United Property and Casualty Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. (included as Exhibit 10.2 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.25	Registration Rights Agreement, dated as of January 18, 2021, by and between United Property and Casualty Insurance Company and HCI Group, Inc. (included as Exhibit 10.3 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2020
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government and agency securities	$129,417	$130,425	$130,425
Foreign governments	1,374	1,516	1,516
States, municipalities and political subdivisions	132,336	134,382	134,382
Public utilities	29,526	29,980	29,980
Corporate securities	285,814	292,329	292,329
Mortgage backed securities	285,639	288,212	288,212
Asset backed securities	56,351	56,657	56,657
Redeemable preferred stocks	6,257	6,510	6,510
Total fixed maturities	926,714	940,011	940,011
Mutual funds	151	152	152
Non-redeemable preferred stocks	7,154	7,293	7,293
Total equity securities	7,305	7,445	7,445
Other investments	47,535	47,595	47,595
Total investments	$981,554	$995,051	$995,051

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
	2020	2019
Assets
Fixed maturities, available for sale, at fair value	$2,971	$15,020
Equity securities, at fair value	114	18,594
Cash and cash equivalents	17,828	3,160
Accrued investment income	9	79
Investment in subsidiaries	562,448	644,015
Goodwill	10,157	10,157
Property and equipment, net	9,144	12,010
Other assets	6,944	4,187
Total Assets	$609,615	$707,222

Liabilities
Intercompany payable	$37,401	$31,401
Accounts payable and accrued expenses	1,352	421
Lease Liabilities	46	64
Other Liabilities	1,679	186
Long-term notes payable	151,276	151,285
Total Liabilities	191,754	183,357

Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	393,122	391,852
Treasury stock	(431)	(431)
Accumulated other comprehensive income	9,693	11,319
Retained earnings	(6,373)	100,394
Total UIHC Stockholders’ Equity	396,015	503,138
Noncontrolling Interests	21,846	20,727
Total Stockholders’ Equity	417,861	523,865
Total Liabilities and Stockholders’ Equity	$609,615	$707,222

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2020	2019	2018
REVENUE:
Net income (loss) from subsidiaries (equity method)	$(83,434)	$(24,131)	$10,124
Net realized investment gain (loss)	4,971	63	(160)
Net investment income	520	1,156	2,353
Net unrealized gain (loss) on equity securities	(2,812)	4,036	(1,223)
Total revenues	(80,755)	(18,876)	11,094

EXPENSES:
Operating and underwriting	181	219	198
General and administrative	6,912	3,042	3,416
Interest expense	9,465	9,499	9,557
Total expenses	16,558	12,760	13,171
Loss before other income	(97,313)	(31,636)	(2,077)
Other income	—	—	11
Loss before income taxes	(97,313)	(31,636)	(2,066)
Provision for income tax benefit	(1,815)	(2,151)	(2,460)
Net income (loss)	$(95,498)	$(29,485)	$394
Less: Net income attributable to NCI	956	387	104
Net income (loss) attributable to UIHC	$(96,454)	$(29,872)	$290
Unrealized gain (loss) on investments	64,726	28,366	(22,264)
Reclassification adjustments - gains	(66,691)	(1,228)	(1,655)
Income tax benefit (expense) related to other items of comprehensive income	502	(6,588)	5,703
Total comprehensive loss	$(96,961)	$(8,935)	$(17,822)
Less: Comprehensive income attributable to NCI	1,119	588	139
Total comprehensive loss attributable to UIHC	$(98,080)	$(9,523)	$(17,961)

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(95,498)	$(29,485)	$394
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends received from (returned to) subsidiaries	—	(1,764)	51,764
Depreciation and amortization	2,054	1,131	1,079
Bond amortization	42	66	(6)
Unrealized losses (gains) on equities	2,812	(4,036)	1,223
Net realized investment losses (gains)	(4,971)	(63)	160
Deferred income taxes, net	644	(511)	(570)
Stock based compensation	1,382	3,007	2,414
Disposal of fixed assets	2,763	—	—
Changes in operating assets and liabilities:
Accrued investment income (loss)	70	113	(192)
Other assets	(3,682)	9,976	(908)
Accounts payable and accrued expenses	931	(22)	(524)
Intercompany payable	6,000	(16,702)	21,975
Lease liabilities	(18)	64	—
Other liabilities	966	313	—
Net cash provided by (used in) operating activities	(86,505)	(37,913)	76,809
INVESTING ACTIVITIES
Proceeds from sales of investments available for sale	32,518	35,036	37,315
Purchases of investments available for sale	(317)	(3,567)	(72,635)
Investment in subsidiaries	80,432	20,709	(104,125)
Cost of property and equipment acquired	(688)	(4,749)	(1,032)
Net cash provided by (used) in investing activities	111,945	47,429	(140,477)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(112)	(296)	(418)
Proceeds from borrowings	—	—	—
Repayments of borrowings	(347)	(347)	(347)
Payments of debt issuance costs	—	—	(63)
Dividends	(10,313)	(10,280)	(10,268)
Bank overdrafts			—
Proceeds from offering			—
Net cash used in financing activities	(10,772)	(10,923)	(11,096)
Decrease in cash	14,668	(1,407)	(74,764)
Cash and cash equivalents at beginning of period	3,160	4,567	79,331
Cash and cash equivalents at end of period	$17,828	$3,160	$4,567

UNITED INSURANCE HOLDINGS CORP.

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2020	$1,411,558	$755,871	$45,305	$700,992	6.5%
2019	1,278,504	633,275	101,764	746,993	13.6%
2018	1,148,190	512,270	104,211	740,131	14.1%

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Uncollectible Premium Receivable
	Balance at Beginning of Period	ASU 2016-13 Adjustment	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2020	$302	$(137)	$(311)	$286	$140
2019	405	—	216	(319)	302
2018	384	—	597	(576)	405

	Deferred Tax Valuation Allowance
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2020	$989	$5,505	$—	$6,494
2019	—	989	—	989

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

Year	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2020	$1,089,966	$615,102	$(6,786)	$471,138	$24,125
2019	$760,357	$466,359	$33,134	$404,784	$30,145
2018	$661,203	$404,271	$4,318	$401,815	$26,170

Year	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Costs (DPAC)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2020	$74,414	$287,216	$700,992	$765,663	$723,938
2019	$104,572	$278,161	$746,993	$752,400	$674,055
2018	$105,582	$225,900	$740,131	$689,276	$627,313

Item 16. Form 10-K Summary

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	March 9, 2021	By:	/s/ R. Daniel Peed
		Name:	R. Daniel Peed
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Daniel Peed R. Daniel Peed	Chief Executive Officer and Chairman of the Board (principal executive officer and duly authorized officer)	March 9, 2021

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer and President (principal financial and accounting officer)	March 9, 2021

/s/ Gregory C. Branch Gregory C. Branch	Chairman Emeritus	March 9, 2021

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Lead Director	March 9, 2021

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 9, 2021

/s/ Michael R. Hogan Michael R. Hogan	Director	March 9, 2021

/s/ William H. Hood, III William H. Hood, III	Director	March 9, 2021

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 9, 2021

/s/ Patrick F. Maroney Patrick F. Maroney	Director	March 9, 2021

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 9, 2021