Form 10-Q
period 2021-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2021-05-07
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of May 4, 2021, 43,171,027 shares of common stock, par value $0.0001 per share, were outstanding.

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
•the regulatory, economic and weather conditions present in Florida, Texas, and Louisiana, the states in which we are most concentrated;
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
•the impact of the novel strain of coronavirus (COVID-19) and related business disruption and economic uncertainty on our business, results of operations and financial condition; and
•other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Form 10-Q.

We caution you to not place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $884,220 and $926,714, respectively)	$875,275	$940,011
Equity securities	19,036	7,445
Other investments (amortized cost of $41,510 and $47,535, respectively)	42,445	47,595
Total investments	$936,756	$995,051
Cash and cash equivalents	228,454	239,420
Restricted cash	44,102	62,078
Total cash, cash equivalents and restricted cash	$272,556	$301,498
Accrued investment income	4,275	4,680
Property and equipment, net	32,949	34,187
Premiums receivable, net (credit allowance of $57 and $140, respectively)	78,714	87,339
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $511 and $386, respectively)	956,058	821,156
Ceded unearned premiums	296,118	384,588
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	71,747	74,414
Intangible assets, net	20,887	21,930
Other assets, net (credit allowance of $167 and $20, respectively)	60,219	51,053
Total Assets	$2,803,324	$2,848,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,217,791	$1,089,966
Unearned premiums	678,913	723,938
Reinsurance payable on premiums	151,110	241,636
Payments outstanding	76,370	77,912
Accounts payable and accrued expenses	79,677	91,173
Operating lease liability	2,166	2,311
Other liabilities	59,909	46,365
Notes payable, net	157,450	158,041
Total Liabilities	$2,423,386	$2,431,342
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,310,496 and 43,250,731 issued, respectively; 43,147,180 and 43,075,877 outstanding, respectively	4	4
Additional paid-in capital	393,382	393,122
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income	(6,945)	9,693
Retained earnings	(27,001)	(6,635)
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$359,009	$395,753
Noncontrolling interests (NCI)	20,929	21,846
Total Stockholders' Equity	$379,938	$417,599
Total Liabilities and Stockholders' Equity	$2,803,324	$2,848,941
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
REVENUE:
Gross premiums written	$311,638	$335,183
Change in gross unearned premiums	45,025	9,436
Gross premiums earned	356,663	344,619
Ceded premiums earned	(210,714)	(153,023)
Net premiums earned	145,949	191,596
Net investment income	3,583	6,917
Net realized investment gains (losses)	503	(68)
Net unrealized gains (losses) on equity securities	2,564	(26,456)
Other revenue	9,190	4,315
Total revenue	161,789	176,304
EXPENSES:
Losses and loss adjustment expenses	115,781	102,837
Policy acquisition costs	40,821	58,875
Operating expenses	13,222	9,704
General and administrative expenses	15,882	18,301
Interest expense	2,375	2,419
Total expenses	188,081	192,136
Loss before other income	(26,292)	(15,832)
Other income	10	28
Loss before income taxes	(26,282)	(15,804)
Benefit for income taxes	(7,822)	(3,288)
Net Loss	$(18,460)	$(12,516)
Less: Net income (loss) attributable to NCI	(689)	207
Net loss attributable to UIHC	$(17,771)	$(12,723)
OTHER COMPREHENSIVE LOSS:
Change in net unrealized losses on investments	(21,739)	(4,110)
Reclassification adjustment for net realized investment losses (gains)	(503)	68
Income tax benefit related to items of other comprehensive loss	5,376	983
Total comprehensive loss	$(35,326)	$(15,575)
Less: Comprehensive loss attributable to NCI	(917)	(26)
Comprehensive loss attributable to UIHC	$(34,409)	$(15,549)

Weighted average shares outstanding
Basic	42,898,488	42,805,527
Diluted	42,898,488	42,805,527

Earnings available to UIHC common stockholders per share
Basic	$(0.41)	$(0.30)
Diluted	$(0.41)	$(0.30)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2019	43,028,074	$4	$391,852	$(431)	$11,319	$100,394	$503,138	$20,727	$523,865
Net income (loss)	—	—	—	—	—	(12,723)	(12,723)	207	(12,516)
Other comprehensive loss, net	—	—	—	—	(2,826)	—	(2,826)	(233)	(3,059)
Reclassification due to adoption of ASU 2016-13	—	—	—	—	—	(262)	(262)	—	(262)
Stock Compensation	(84,627)	—	700	—	—	—	700	—	700
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,571)	(2,571)	—	(2,571)
March 31, 2020	42,943,447	$4	$392,552	$(431)	$8,493	$84,838	$485,456	$20,701	$506,157

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2020	43,075,877	$4	$393,122	$(431)	$9,693	$(6,635)	$395,753	$21,846	$417,599
Net loss	—	—	—	—	—	(17,771)	(17,771)	(689)	(18,460)
Other comprehensive loss, net	—	—	—	—	(16,638)	—	(16,638)	(228)	(16,866)
Stock Compensation	71,303	—	260	—	—	—	260	—	260
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,595)	(2,595)	—	(2,595)
March 31, 2021	43,147,180	$4	$393,382	$(431)	$(6,945)	$(27,001)	$359,009	$20,929	$379,938

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(18,460)	$(12,516)
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Depreciation and amortization	3,207	2,510
Bond amortization and accretion	2,290	1,564
Net realized losses (gains) on investments	(503)	68
Net unrealized losses (gains) on equity securities	(2,564)	26,456
Provision for uncollectable premiums	83	10
Provision for uncollectable reinsurance recoverables	(125)	—
Provision for uncollectable notes receivable	(147)	—
Deferred income taxes, net	(7,580)	(3,461)
Stock based compensation	260	700
Stock received as consideration for renewal rights agreement	(5,007)	—
Fixed asset disposal	15	—
Changes in operating assets and liabilities:
Accrued investment income	405	423
Premiums receivable	8,542	(3,854)
Reinsurance recoverable on paid and unpaid losses	(134,777)	35,395
Ceded unearned premiums	88,470	90,521
Deferred policy acquisition costs, net	2,667	(310)
Other assets	3,937	(6,999)
Unpaid losses and loss adjustment expenses	127,825	(49,315)
Unearned premiums	(45,025)	(9,436)
Reinsurance payable on premiums	(90,526)	(53,741)
Payments outstanding	(1,542)	(12,526)
Accounts payable and accrued expenses	(11,496)	(8,086)
Operating lease liability	(145)	2,097
Other liabilities	13,544	17,998
Net cash provided by (used in) operating activities	$(66,652)	$17,498
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	80,563	63,743
Equity securities	117	1,233
Other investments	13,483	212
Purchases of:
Fixed maturities	(39,836)	(58,266)
Equity securities	(5,012)	(21,116)
Other investments	(7,478)	(1,481)
Cost of property, equipment and capitalized software acquired	(857)	(3,515)
Net cash provided by (used in) investing activities	$40,980	$(19,190)
FINANCING ACTIVITIES
Repayments of borrowings	(675)	(381)
Dividends	(2,595)	(2,571)
Net cash used in financing activities	$(3,270)	$(2,952)
Decrease in cash, cash equivalents and restricted cash	(28,942)	(4,644)
Cash, cash equivalents and restricted cash at beginning of period	301,498	287,057
Cash, cash equivalents and restricted cash at end of period	$272,556	$282,413
Supplemental Cash Flows Information
Interest paid	$43	$70
Income taxes refunded	$2,506	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

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

Our primary products are homeowners' and commercial residential property insurance, which we currently offer in 11 states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in three states: Florida, South Carolina, and Texas. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states.

Effective December 31, 2020, we entered into a quota share reinsurance agreement with Homeowners Choice Property and Casualty, Inc (HCP). Under the terms of this agreement, HCP will provide 69.5% quota share reinsurance on in-force, new and renewal policies in Connecticut, Massachusetts, New Jersey, and Rhode Island effective December 31, 2020, until June 1, 2021.

We conduct our operations under one reportable segment, property and casualty insurance policies. Our chief operating decision maker is our President, who makes decisions to allocate resources and assesses performance at the corporate level.

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
March 31, 2021
Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate our results for the remainder of the year or for any other future period.

(c)Impact of COVID-19 and Financial Status

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

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended March 31, 2021.

We did not incur material claims or significant disruptions to our business for the three-months ended March 31, 2021. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

We have made no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the standards adopted in 2021 as noted below.

(b) Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (ASU 2019-12). This update enhances and simplifies various aspects of the income tax guidance, including intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance as of January 1, 2021. The newly adopted guidance did not have a material impact on our consolidated financial statements and related disclosures.

(c) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe any would have an impact on the operations or financial reporting of our company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
3)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at March 31, 2021 and December 31, 2020:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
U.S. government and agency securities	$112,616	$706	$2,665	$110,657
Foreign government	1,371	112	—	1,483
States, municipalities and political subdivisions	123,106	1,100	1,790	122,416
Public utilities	29,754	290	1,103	28,941
Corporate securities	268,640	3,594	6,551	265,683
Mortgage-backed securities	277,184	2,161	4,973	274,372
Asset-backed securities	65,636	363	292	65,707
Redeemable preferred stocks	5,913	117	14	6,016
Total fixed maturities	$884,220	$8,443	$17,388	$875,275

December 31, 2020
U.S. government and agency securities	$129,417	$1,147	$139	$130,425
Foreign government	1,374	142	—	1,516
States, municipalities and political subdivisions	132,336	2,318	272	134,382
Public utilities	29,526	482	28	29,980
Corporate securities	285,814	6,633	118	292,329
Mortgage-backed securities	285,639	3,039	466	288,212
Asset-backed securities	56,351	525	219	56,657
Redeemable preferred stocks	6,257	266	13	6,510
Total fixed maturities	$926,714	$14,552	$1,255	$940,011

Equity securities are summarized as follows:

	March 31, 2021		December 31, 2020
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$5,170	27.2%	$152	2.0%
Other common stocks	6,914	36.3	—	—
Nonredeemable preferred stocks	6,952	36.5	7,293	98.0
Total equity securities	$19,036	100.0%	$7,445	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three-months ended March 31, 2021 and 2020, respectively:

	2021		2020
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$612	$56,137	$345	$59,225
Equity securities	2	23	12	280
Short-term investments	—	7,056	—	35
Total realized gains	614	63,216	357	59,540
Fixed maturities	(96)	24,426	(337)	4,518
Equity securities	(2)	94	(88)	953
Short-term investments	(13)	5,986	—	128
Total realized losses	(111)	30,506	(425)	5,599
Net realized investment gains (losses)	$503	$93,722	$(68)	$65,139

The table below summarizes our fixed maturities at March 31, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2021
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$65,306	7.4%	$65,694	7.5%
Due after one year through five years	179,535	20.2	182,453	20.8
Due after five years through ten years	277,246	31.4	268,740	30.7
Due after ten years	19,313	2.2	18,309	2.1
Asset and mortgage-backed securities	342,820	38.8	340,079	38.9
Total	$884,220	100.0%	$875,275	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2021	2020
Fixed maturities	$3,689	$5,470
Equity securities	129	771
Cash and cash equivalents	58	671
Other investments	(10)	266
Other assets	41	9
Investment income	3,907	7,187
Investment expenses	(324)	(270)
Net investment income	$3,583	$6,917

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
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

During the three-months ended March 31, 2021, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at March 31, 2021. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
March 31, 2021
U.S. government and agency securities	70	$2,661	$73,990	14	$4	$7,778
States, municipalities and political subdivisions	91	1,790	73,926	—	—	—
Public utilities	18	1,103	20,661	—	—	—
Corporate securities	194	6,497	155,057	7	54	2,325
Mortgage-backed securities	160	4,951	182,028	6	22	730
Asset-backed securities	48	168	32,456	8	124	3,245
Redeemable preferred stocks	11	9	898	1	5	94
Total fixed maturities	592	$17,179	$539,016	36	$209	$14,172

December 31, 2020
U.S. government and agency securities	44	$129	$40,341	18	$10	$10,482
States, municipalities and political subdivisions	22	272	30,538	—	—	—
Public utilities	8	28	9,472	—	—	—
Corporate securities	40	116	25,052	3	2	753
Mortgage-backed securities	87	397	100,171	8	69	3,479
Asset-backed securities	21	207	17,682	1	12	988
Redeemable preferred stocks	5	13	358	—	—	—
Total fixed maturities	227	$1,162	$223,614	30	$93	$15,702
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2021 and March 31, 2020. Changes in interest rates subsequent to March 31, 2021 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
March 31, 2021
U.S. government and agency securities	$110,657	$—	$110,657	$—
Foreign government	1,483	—	1,483	—
States, municipalities and political subdivisions	122,416	—	122,416	—
Public utilities	28,941	—	28,941	—
Corporate securities	265,683	—	265,683	—
Mortgage-backed securities	274,372	—	274,372	—
Asset-backed securities	65,707	—	65,707	—
Redeemable preferred stocks	6,016	1,511	4,505	—
Total fixed maturities	875,275	1,511	873,764	—
Mutual funds	5,170	5,170	—	—
Other common stocks	6,914	6,914	—	—
Non-redeemable preferred stocks	6,952	6,952	—	—
Total equity securities	19,036	19,036	—	—
Other investments (1)	27,251	300	26,951	—
Total investments	$921,562	$20,847	$900,715	$—

December 31, 2020
U.S. government and agency securities	$130,425	$—	$130,425	$—
Foreign government	1,516	—	1,516	—
States, municipalities and political subdivisions	134,382	—	134,382	—
Public utilities	29,980	—	29,980	—
Corporate securities	292,329	—	292,329	—
Mortgage-backed securities	288,212	—	288,212	—
Asset-backed securities	56,657	—	56,657	—
Redeemable preferred stocks	6,510	1,554	4,956	—
Total fixed maturities	940,011	1,554	938,457	—
Mutual Funds	152	152	—	—
Non-redeemable preferred stocks	7,293	7,293	—	—
Total equity securities	7,445	7,445	—	—
Other investments (1)	38,002	300	37,702	—
Total investments	$985,458	$9,299	$976,159	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at March 31, 2021 and December 31, 2020.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2021 and December 31, 2020, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, Truist Financial Corporation (Truist) (formerly known as Branch Banking & Trust Corporation or BB&T), and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended March 31, 2021, we transferred no investments between levels.

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

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Condensed Consolidated Balance Sheets, and these investments are currently being accounted for at fair value utilizing a net asset value per share equivalent methodology.

The information presented in the table below is as of March 31, 2021:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments (1)	$14,258	$1,065	$(129)	$15,194
Certificates of deposit	300	—	—	300
Short-term investments	26,952	—	(1)	26,951
Total other investments	$41,510	$1,065	$(130)	$42,445
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

The following table presents the components of restricted assets:

	March 31, 2021	December 31, 2020
Trust funds	$43,064	$61,142
Cash on deposit (regulatory deposits)	1,038	936
Total restricted cash	$44,102	$62,078

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	March 31, 2021	December 31, 2020
Invested assets on deposit (regulatory deposits)	$4,019	$4,023

4)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three-month periods ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to UIHC common stockholders	$(17,771)	$(12,723)

Denominator:
Weighted-average shares outstanding	42,898,488	42,805,527
Effect of dilutive securities	—	—
Weighted-average diluted shares	42,898,488	42,805,527

Earnings available to UIHC common stockholders per share
Basic	$(0.41)	$(0.30)
Diluted	$(0.41)	$(0.30)

See Note 15 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

5)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
Land	$2,114	$2,114
Building and building improvements	9,211	9,211
Computer hardware and software (software in progress of $2,342 and $1,485, respectively)	40,805	41,910
Office furniture and equipment	3,125	3,172
Leasehold improvements	753	768
Leased vehicles(1)	2,346	2,346
Total, at cost	58,354	59,521
Less: accumulated depreciation and amortization	(25,405)	(25,334)
Property and equipment, net	$32,949	$34,187
(1) Includes vehicles under capital leases. See Note 10 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
Depreciation and amortization expense under property and equipment was $2,080,000 and $1,287,000 for the three-months ended March 31, 2021 and 2020, respectively. During the three-months ended March 31, 2021, we disposed of computer hardware and software totaling $1,961,000, primarily related to the retirement of one of our claim systems. This system was fully depreciated prior to disposal.

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at March 31, 2021 and December 31, 2020, was $73,045,000. There was no goodwill acquired or disposed of during the three-month periods ended March 31, 2021 and 2020.

We completed our most recent goodwill impairment testing during the fourth quarter of 2020 and determined that there was no impairment in the value of the asset as of December 31, 2020.

No impairment loss in the value of goodwill was recognized during the three-month periods ended March 31, 2021 and 2020. Additionally, there was no accumulated impairment related to goodwill at March 31, 2021 or December 31, 2020.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Intangible assets subject to amortization	$17,130	$18,173
Indefinite-lived intangible assets(1)	3,757	3,757
Total	$20,887	$21,930
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2021
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.0	34,661	(19,957)	14,704
Trade names acquired	3.0	6,381	(3,955)	2,426
Total		$83,830	$(66,700)	$17,130

December 31, 2020
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.1	34,661	(19,116)	15,545
Trade names acquired	3.3	6,381	(3,753)	2,628
Total		$83,830	$(65,657)	$18,173

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three-months ended March 31, 2021 and 2020.

Amortization expense of our intangible assets was $1,043,000 and $1,137,000 for the three-months ended March 31, 2021 and 2020, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2021 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2021	$2,512
2022	3,246
2023	3,246
2024	2,640
2025	2,438

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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss treaty, in effect from June 1, 2020 through May 31, 2021, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $3,300,000,000. Effective January 1, 2021, we renewed our all other perils catastrophe excess of loss agreement agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000. During the three-months ended March 31, 2021, we ceded $70,256,000. As a result of Winter Storm Uri, we incurred reinstatement premiums totaling $15,059,000 related to this agreement as of March 31, 2021.

The quota share agreements, effective June 1, 2020 to May 31, 2021, provide coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC, and were extended to cover ACIC effective December 31, 2020 through May 31, 2022 with an additional 8% coverage for UPC and FSIC. For all catastrophe perils, the quota share agreements provide ground-up protection effectively reducing our retention for catastrophe losses. Effective December 31, 2020, we entered into a quota share reinsurance agreement with Homeowners Choice Property and Casualty, Inc (HCP). Under the terms of this agreement, HCP will provide 69.5% quota share reinsurance on in-force, new and renewal policies in Connecticut, Massachusetts, New Jersey, and Rhode Island effective December 31, 2020, through June 1, 2021.

Reinsurance recoverable at the balance sheet dates consists of the following:

	March 31,	December 31,
	2021	2020
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$821,364	$674,746
Reinsurance recoverable on paid losses and loss adjustment expenses	134,694	146,410
Reinsurance recoverable	$956,058	$821,156

We write the majority of our flood insurance policies under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $282,000 and $333,000 for the three-month periods ended March 31, 2021 and 2020, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the three-months ended March 31, 2021 and 2020 on a GAAP basis:

	March 31,
	2021	2020
Balance at January 1	$1,089,966	$760,357
Less: reinsurance recoverable on unpaid losses	674,746	482,315
Net balance at January 1	$415,220	$278,042

Incurred related to:
Current year	86,012	103,966
Prior years	29,769	(1,129)
Total incurred	$115,781	$102,837
Paid related to:
Current year	30,597	30,935
Prior years	103,977	62,511
Total paid	$134,574	$93,446

Net balance at March 31	$396,427	$287,433
Plus: reinsurance recoverable on unpaid losses	821,364	423,609
Balance at March 31	$1,217,791	$711,042

Composition of reserve for unpaid losses and LAE:
Case reserves	$432,537	$294,679
IBNR reserves	785,254	416,363
Balance at March 31	$1,217,791	$711,042

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2020, along with our assessment of litigation claim trends that developed during the first quarter of 2021, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had adverse development in 2021 related to prior year losses. This adverse development came as a result of the strengthening of our reserves based on increased litigation related claims being filed in the state of Florida. The loss payments made by the Company during the three months ended March 31, 2021 were higher than the loss payments we made during the three months ended March 31, 2020, due to the settling of claims related to the unprecedented catastrophe activity that took place in 2020. IBNR reserves increased when compared to the prior period as a result of Winter Storm Uri in 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

9)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of March 31, 2021 and December 31, 2020:

		Effective Interest Rate	Carrying Value at
	Maturity		March 31, 2021	December 31, 2020
Senior Notes	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	0.93%	6,177	6,765
Truist Term Note Payable	May 26, 2031	1.81%	3,524	3,611
Total long-term debt			$159,701	$160,376

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

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At March 31, 2021, we were in compliance with the covenants in the Senior Notes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 0.64% at the end of March 2021. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2021, we were in compliance with the covenants in the SBA Note.

Truist Note - Our Truist Note requires that, at all times while there has been no losses from our insurance subsidiaries' operations (non-recurring losses), we will maintain a minimum cash flow coverage ratio of 1.2:1. The cash flow coverage ratio is defined as the ratio of our cash flow to debt service charges. This ratio will be tested annually, based on our audited financial statements. For the one-year period following a non-recurring loss, we are required to maintain a minimum cash flow coverage ratio of 1.0:1. This covenant will only be effective if the pre non-recurring losses test is failed, and is only available and effective for one annual test period. Thereafter, the non-recurring loss cash flow coverage ratio of 1.2:1 will immediately apply. At the time of the most recent annual test period, December 31, 2020, we were not in compliance with the minimum cash flow coverage ratio covenant in the Truist Note. As a result, the Company has obtained a waiver for the period ended December 31, 2020.

In addition, the Truist Note requires that we establish and maintain with Truist at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. At March 31, 2021, we were in compliance with the covenants in the Truist Note other than the minimum cash flow coverage ratio covenant.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the three-months ended March 31, 2021 and 2020:

	2021	2020
Balance at January 1,	$2,335	$2,672
Additions	—	—
Amortization	(84)	(84)
Balance at March 31,	$2,251	$2,588

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

At March 31, 2021, we were not involved in any material non-claims-related legal actions.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining five limited partnership investments. The amount of unfunded commitments was $1,977,000 and $2,056,000 at March 31, 2021 and December 31, 2020, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Other assets	$2,021	$2,168
Financing lease assets	Property and equipment, net	1,019	1,214
Total lease assets		$3,040	$3,382

Liabilities
Operating lease liabilities	Operating lease liability	$2,166	$2,311
Financing lease liabilities	Other liabilities	31	36
Total lease liabilities		$2,197	$2,347

The components of lease expenses were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease expense	$165	$127
Financing lease expense:
Amortization of leased assets	196	151
Net lease expense	$361	$278

At March 31, 2021, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2021	$450	$18	$468
2022	603	14	617
2023	586	4	590
2024	588	—	588
2025	254	—	254
Thereafter	1,190	—	1,190
Total undiscounted future minimum lease payments	3,671	36	3,707
Less: Imputed interest	(1,505)	(5)	(1,510)
Present value of lease liabilities	$2,166	$31	$2,197

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (months)
Operating leases	64	67
Financing leases	21	23

Weighted average discount rate
Operating leases	3.58%	3.57%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$—	$197

Right-of-use assets obtained in exchange for new operating lease liabilities	—	2,136
Right-of-use assets obtained in exchange for new financing lease liabilities	—	203

See Note 9 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 12 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to regulatory actions.

11)    ALLOWANCE FOR EXPECTED CREDIT LOSSES
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

The following tables summarize our allowance for expected credit losses by pooled asset for the three-months ended March 31, 2021 and 2020:

March 31, 2021
	December 31, 2020	Provision for expected credit losses	Write-offs	March 31, 2021
Premiums Receivable	$140	$(118)	$35	$57
Reinsurance Recoverables	386	125	—	511
Note Receivable	20	147	—	167
Total	$546	$154	$35	$735

March 31, 2020
	December 31, 2019	Provision for expected credit losses	Write-offs	March 31, 2020
Premiums Receivable	$165	$(39)	$—	$126
Reinsurance Recoverables	256	(15)	—	241
Note Receivable	141	(29)	—	112
Total	$562	$(83)	$—	$479

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries UPC, ACIC and JIC are domiciled in Florida, while IIC is domiciled in New York. On April 2, 2021, our insurance subsidiary, FSIC, was redomiciled from Hawaii to Florida. At March 31, 2021, and during the three-months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

The National Association of Insurance Commissioners (NAIC) has Risk-Based Capital (RBC) guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida and New York, have enacted statutory requirements adopting the NAIC RBC guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

The state laws of Florida and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiaries' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

The SBA Note is considered a surplus note pursuant to statutory accounting principles. As a result, UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the SBA Note. Any payment of principal or interest requires permission from the insurance regulatory authority.

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three-months ended March 31, 2021, our combined recorded statutory net loss was $43,993,000. For the three-months ended March 31, 2020, our combined recorded statutory net income was $7,208,000.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At March 31, 2021, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at March 31, 2021 and December 31, 2020 was $330,467,000 and $370,720,000, respectively.

13)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive loss on the Unaudited Condensed Consolidated Statements of Comprehensive Loss, and we include accumulated other comprehensive loss as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2020	$12,789	$(3,096)	$9,693
Changes in net unrealized gains on investments	(21,443)	5,180	(16,263)
Reclassification adjustment for realized gains	(500)	125	(375)
March 31, 2021	$(9,154)	$2,209	$(6,945)

14)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021		2020
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,595	$0.06	$2,571

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of March 31, 2021, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

The following table presents our total stock-based compensation expense:

	Three Months Ended March 31,
	2021	2020
Employee stock-based compensation expense
Pre-tax	$163	$526
Post-tax (1)	129	416
Director stock-based compensation expense
Pre-tax	97	174
Post-tax (1)	77	137
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $1,753,000 of unrecognized stock compensation expense at March 31, 2021 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.1 years. We had approximately $38,000 of unrecognized director stock-based compensation expense at March 31, 2021 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.1 years.

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

We granted 79,214 and 1,175 shares of restricted common stock during the three-month periods ended March 31, 2021 and 2020, respectively, which had a weighted-average grant date fair value of $5.97 and $8.75 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	259,006	$10.06
Granted	79,214	5.97
Less: Forfeited	26,723	10.47
Less: Vested	9,418	17.57
Outstanding as of March 31, 2021	302,079	$8.72

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

2021
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

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	144,006	$13.00	8.77	$—
Granted	—	—	—	—
Less: Forfeited	21,777	10.49	—	—
Less: Expired	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of March 31, 2021	122,229	$13.44	8.30	$—

Vested as of March 31, 2021(1)	90,190	$19.11	7.06	$—
Exercisable as of March 31, 2021	30,596	$19.11	7.06	$—
(1) The vested shares and weighted average exercise prices are calculated based on all vested shares at March 31, 2021, inclusive of those that expired during the year. The weighted-average remaining contractual term is calculated based on only vested shares that are outstanding and exercisable at March 31, 2021.

16)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On April 2, 2021, our insurance subsidiary, FSIC, was redomiciled from the state of Hawaii to the state of Florida.

On May 3, 2021, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on May 24, 2021, to stockholders of record on May 17, 2021.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

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

Our Company’s primary source of revenue is generated from writing insurance in Connecticut, Florida, Georgia,
Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina and Texas. Effective January 1, 2021, we no longer write in the state of Hawaii. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

Our Company, together with our wholly-owned subsidiaries UPC and UIM, entered into a Renewal Rights Agreement, dated as of January 18, 2021 with HCP and HCI Group, Inc. (HCI), pursuant to which our Company, UPC and UIM agreed to sell, and HPC agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island. The transfer of policies is subject to regulatory approval. The sale was also consummated on January 18, 2021.

As part of the sale of the renewal rights, HCI issued to UPC 100,000 shares of HCI common stock, no par value, which are subject to a six-month contractual lock-up period. The fair value of these shares is $6,914,000 at March 31, 2021.

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC, in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of underwriting actions implemented during the fourth quarter of 2020, our policies in-force decreased by 3.6% from 628,355 policies in-force at March 31, 2020 to 605,753 policies in-force at March 31, 2021.

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

Impact of COVID-19

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

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exception of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended March 31, 2021.

We did not incur material claims or significant disruptions to our business for the three-months ended March 31, 2021. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2021 Highlights

	Three Months Ended March 31,
	2021	2020

Gross premiums written	$311,638	$335,183
Gross premiums earned	356,663	344,619
Net premiums earned	145,949	191,596
Total revenues	161,789	176,304
Earnings before income tax	(26,282)	(15,804)
Consolidated net loss attributable to UIHC	(17,771)	(12,723)
Net loss available to UIHC stockholders per diluted share	$(0.41)	$(0.30)

Reconciliation of net loss to core income (loss):
Plus: Non-cash amortization of intangible assets	$1,043	$1,137
Less: Realized gains (losses) on investment portfolio	503	(68)
Less: Unrealized gains (losses) on equity securities	2,564	(26,456)
Less: Net tax impact (1)	(425)	5,809
Core income (loss) (2)	(19,370)	9,129
Core income (loss) per diluted share(2)	$(0.45)	$0.21

Book value per share	$8.32	$11.30
(1) In order to reconcile the net loss to the core income (loss) measure, we included the tax impact of all adjustments using the 21% corporate federal tax rate.
(2) Core income (loss), a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net loss, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Loss

	Three Months Ended March 31,
	2021	2020
REVENUE:
Gross premiums written	$311,638	$335,183
Change in gross unearned premiums	45,025	9,436
Gross premiums earned	356,663	344,619
Ceded premiums earned	(210,714)	(153,023)
Net premiums earned	145,949	191,596
Net investment income	3,583	6,917
Net realized investment gains (losses)	503	(68)
Net unrealized gains (losses) on equity securities	2,564	(26,456)
Other revenue	9,190	4,315
Total revenue	161,789	176,304
EXPENSES:
Losses and loss adjustment expenses	115,781	102,837
Policy acquisition costs	40,821	58,875
Operating expenses	13,222	9,704
General and administrative expenses	15,882	18,301
Interest expense	2,375	2,419
Total expenses	188,081	192,136
Loss before other income	(26,292)	(15,832)
Other income	10	28
Loss before income taxes	(26,282)	(15,804)
Benefit for income taxes	(7,822)	(3,288)
Net loss	$(18,460)	$(12,516)
Less: Net income (loss) attributable to noncontrolling interests	(689)	207
Net loss attributable to UIHC	$(17,771)	$(12,723)
Earnings available to UIHC common stockholders per diluted share	$(0.41)	$(0.30)
Book value per share	$8.32	$11.30
Return on equity based on GAAP net loss	(15.9)%	(9.7)%
Loss ratio, net (1)	79.3%	53.7%
Expense ratio (2)	47.9%	45.3%
Combined ratio (3)	127.2%	99.0%
Effect of current year catastrophe losses on combined ratio	16.4%	8.9%
Effect of prior year development on combined ratio	20.4%	(0.6)%
Underlying combined ratio (4)	90.4%	90.7%
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

Net loss and LAE excluding the effects of current year catastrophe losses and prior year reserve development (underlying loss and LAE) is a non-GAAP measure, that is computed by subtracting the effect of current year catastrophe losses and prior year reserve development from net loss and LAE. We use underlying loss and LAE figures to analyze our loss trends that may be impacted by current year catastrophe losses and prior year development on our reserves. As discussed previously, these two items can have a significant impact on our loss trends in a given period. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net loss and LAE. The underlying loss and LAE measure should not be considered a substitute for net loss and LAE and does not reflect the overall profitability of our business.

Core income excluding the effects of named windstorms, net of tax (core income excluding named windstorms) is a non-GAAP measure that is computed by adding current accident year net incurred losses and loss adjustment expenses resulting from named and numbered storms, net of tax, to core income. Named windstorm expenses are related to losses that arise when hurricanes and tropical storms make landfall in our geographic regions of coverage. These storms cause loss trends to vary significantly between periods as a result of their frequency of occurrence and severity and can significantly impact net and core income. We believes it is useful for investors to evaluate these components both separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net income. The core income excluding named windstorms measure should not be considered a substitute for net income and does not reflect the overall profitability of the our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three-months ended March 31, 2021, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2020; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2021 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2021 COMPARED TO DECEMBER 31, 2020

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $1,209,312,000 at March 31, 2021, compared to $1,296,549,000 at December 31, 2020.

The following table summarizes our investments, by type:

	March 31, 2021		December 31, 2020
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$110,657	9.2%	$130,425	10.1%
Foreign government	1,483	0.1%	1,516	0.1%
States, municipalities and political subdivisions	122,416	10.1%	134,382	10.4%
Public utilities	28,941	2.4%	29,980	2.3%
Corporate securities	265,683	22.0%	292,329	22.4%
Mortgage-backed securities	274,372	22.7%	288,212	22.2%
Asset-backed securities	65,707	5.4%	56,657	4.4%
Redeemable preferred stocks	6,016	0.5%	6,510	0.5%
Total fixed maturities	875,275	72.4%	940,011	72.4%
Mutual funds	5,170	0.4%	152	—%
Other common stocks	6,914	0.6%	—	—%
Non-redeemable preferred stocks	6,952	0.6%	7,293	0.6%
Total equity securities	19,036	1.6%	7,445	0.6%
Other investments	42,445	3.5%	47,595	3.7%
Total investments	936,756	77.5%	995,051	76.7%
Cash and cash equivalents	228,454	18.9%	239,420	18.5%
Restricted cash	44,102	3.6%	62,078	4.8%
Total cash, cash equivalents, restricted cash and investments	$1,209,312	100.0%	$1,296,549	100.0%

We classify all of our investments as available-for-sale. Our investments at March 31, 2021 and December 31, 2020 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by

UNITED INSURANCE HOLDINGS CORP.

companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At March 31, 2021, approximately 87.4% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 12.6% were corporate bonds rated “BBB” or "BB".

The most significant impact of COVID-19 on our business during the year ended December 31, 2020 was the fluctuations in our investment portfolios due to volatility in the equity securities markets that we were unable to predict. During the second half of 2020, we decreased our equity portfolio from 9.1% of our total invested assets (including cash, restricted cash and cash equivalents) at June 30, 2020 to 0.6% of our total invested assets at December 31, 2020. As a result of this decrease, we experienced a decreased impact from fluctuations in the equity securities markets on our financial statements. In the first quarter of 2021, we began to increase our investments in the equities market. Management is working closely with our investment asset managers to monitor the fluctuations in the markets and the corresponding impact to our portfolios.

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

Effective January 1, 2021, we renewed our all other perils catastrophe excess of loss agreement agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000. During the three-months ended March 31, 2021, we ceded $70,256,000.

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

Effective December 31, 2020, we extended our quota share agreement that was set to expire on May 31, 2021. This quota share reinsurance agreement has a cession rate of 30.5% for all subject business and provides coverage for all catastrophe perils and attritional losses. The cession rate is comprised of a quota share cession of 23.0% through May 31, 2022, which covers UPC, FSIC, and ACIC with the remaining 7.5% pending renewal at June 1, 2021 covering UPC and FSIC only.

Effective December 31, 2020, we entered into a property quota share reinsurance agreement with HPC, effective as of December 31, 2020. According to the terms of this reinsurance contract, UPC Insurance will cede and HPC will assume a 69.5% quota share of our personal lines homeowners business in Connecticut, Massachusetts, New Jersey, and Rhode Island on an in-force, new and renewal basis for the period from December 31, 2020 through June 1, 2021.

UNITED INSURANCE HOLDINGS CORP.

Reinsurance costs as a percentage of gross earned premium during the three-month periods ended March 31, 2021 and 2020 were as follows:

	2021	2020
Non-at-Risk	(2.3)%	(2.6)%
Quota Share	(26.2)%	(12.4)%
All Other	(30.6)%	(29.4)%
Total Ceding Ratio	(59.1)%	(44.4)%

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended March 31,
	2021	2020
Quota Share (1)	$(80,199)	$(39,561)
Excess-of-loss	(35,111)	(15,722)
Equipment, identity theft, and cyber security	(2,368)	(2,818)
Flood and inland flood	(4,566)	(4,400)
Ceded premiums written	$(122,244)	$(62,501)
Change in ceded unearned premiums	(88,470)	(90,522)
Ceded premiums earned	$(210,714)	$(153,023)
(1) The 2021 quota share ceded written premium includes our quota share agreement with HPC.

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2021			2020
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	10	23,965	16.4%	5	17,118	8.9%
Total	10	$23,965	16.4%	5	$17,118	8.9%
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

Unpaid losses and LAE totaled $1,217,791,000 and $1,089,966,000 as of March 31, 2021 and December 31, 2020, respectively. The balance increased from year end as a result of increased current year incurred losses primarily related to Winter Storm Uri. This change, along with the prior year adverse development resulting from increased litigation related claims being filed in Florida, resulted in an increase in our reinsurance recoverables on unpaid losses balance at March 31, 2021 compared to December 31, 2020.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2021 AND 2020

Net loss attributable to UIHC for the three months ended March 31, 2021 increased $5,048,000, or 39.7%, to $17,771,000 for the first quarter of 2021 from a net loss of $12,723,000 for the same period in 2020. The increase in net loss was primarily driven by a decrease in net premiums earned during the first quarter of 2021 compared to the first quarter of 2020 due to the underwriting actions implemented during the fourth quarter of 2020, as well as an increase in our ceded premiums earned related to changes made to our quota share agreements effective December 31, 2020. We also experienced and an increase in our loss and LAE due to catastrophe losses from Winter Storm Uri and the rise in litigation-related claims filed in Florida.

The increase in net loss was offset by a $29,020,000 increase in our unrealized gains on equity securities due to improved market conditions in the first quarter of 2021 compared to the first quarter of 2020 on a smaller equity investment portfolio and the overall decrease in policy acquisition costs in the first quarter of 2021 compared to the first quarter of 2020 as described below.

Revenue

Our gross written premiums decreased $23,545,000, or 7.0%, to $311,638,000 for the first quarter ended March 31, 2021 from $335,183,000 for the same period in 2020. This decrease was driven primarily by a decrease in assumed premiums due to the termination of a contract which includes commercial property business assumed from unaffiliated insurers. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2021	2020	Change
Direct Written and Assumed Premium by Region (1)
Florida	$195,585	$193,696	$1,889
Gulf	52,983	52,716	267
Northeast	38,615	42,797	(4,182)
Southeast	24,407	26,872	(2,465)
Total direct written premium by region	311,590	316,081	(4,491)
Assumed premium (2)	48	19,102	(19,054)
Total gross written premium by region	$311,638	$335,183	$(23,545)

Gross Written Premium by Line of Business
Personal property	$203,598	$224,616	$(21,018)
Commercial property	108,040	110,567	(2,527)
Total gross written premium by line of business	$311,638	$335,183	$(23,545)
(1) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2021 and 2020 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended March 31,
New and Renewal Policies(1) by Region (2)	2021	2020	Change
Florida	50,006	59,167	(9,161)
Northeast	28,233	32,993	(4,760)
Gulf	27,172	32,698	(5,526)
Southeast	17,451	21,669	(4,218)
Total	122,862	146,527	(23,665)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three-months ended March 31, 2021 decreased $4,055,000, or 2.1%, to $188,081,000 from $192,136,000 for the same period in 2020. The decrease in expenses was primarily due to a decrease in policy acquisition costs of $18,054,000 in the first quarter of 2021 compared to the first quarter of 2020. This was partially offset by an increase in loss and LAE expenses of $12,944,000 in the first quarter of 2021 compared to the first quarter of 2020.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2021	2020	Change
Net loss and LAE	$115,781	$102,837	$12,944
% of Gross earned premiums	32.5%	29.8%	2.7 pts
% of Net earned premiums	79.3%	53.7%	25.6 pts
Less:
Current year catastrophe losses	$23,965	$17,118	$6,847
Prior year reserve (favorable) development	29,769	(1,129)	30,898
Underlying loss and LAE (1)	$62,047	$86,848	$(24,801)
% of Gross earned premiums	17.4%	25.2%	(7.8) pts
% of Net earned premiums	42.5%	45.4%	(2.9) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended March 31,
	2021	2020	Change
Policy acquisition costs	$40,821	$58,875	$(18,054)
Operating and underwriting	13,222	9,704	3,518
General and administrative	15,882	18,301	(2,419)
Total Operating Expenses	$69,925	$86,880	$(16,955)
% of Gross earned premiums	19.6%	25.2%	(5.6) pts
% of Net earned premiums	47.9%	45.3%	2.6 pts

Loss and LAE increased by $12,944,000, or 12.6%, to $115,781,000 for the first quarter of 2021 from $102,837,000 for the first quarter of 2020. Loss and LAE expense as a percentage of net earned premiums increased 25.6 points to 79.3% for the first quarter of 2021, compared to 53.7% for the first quarter of 2020.

Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2021 would have been 17.4%, a decrease of 7.8 points from 25.2% during the first quarter of 2020, representing an improvement in current year non-catastrophe loss and LAE expenses.

Policy acquisition costs decreased by $18,054,000, or 30.7%, to $40,821,000 for the first quarter of 2021 from $58,875,000 for the first quarter of 2020, primarily due to an increase in ceding commission income of $18,983,000 related to our quota share reinsurance agreements.

Operating and underwriting expenses increased by $3,518,000, or 36.3%, to $13,222,000 for the first quarter of 2021 from $9,704,000 for the first quarter of 2020, primarily due to increased expenditures on technology software and services of $4,692,000.

General and administrative expenses decreased by $2,419,000, or 13.2%, to $15,882,000 for the first quarter of 2021 from $18,301,000 for the first quarter of 2020, primarily due to the increase in the allocation of claims adjuster payroll related costs of $2,972,000 to loss & LAE from general and administrative expenses in 2021.

UNITED INSURANCE HOLDINGS CORP.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income, the sale or maturity of invested assets, the incurrence of debt and the issuance of additional shares of our stock. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, acquire subsidiaries and pay associated costs, as well as to repay debts and purchase investments.

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

During the three-months ended March 31, 2021, our insurance subsidiary, IIC, paid a dividend of $3,500,000 to the Company. In addition, the Company made a capital contribution of $3,500,000 to our insurance subsidiary, FSIC. During the three-months ended March 31, 2020, IIC paid a dividend of $12,000,000 to the Company. In addition, the Company made a $12,000,000 capital contribution to our insurance subsidiary, UPC.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. However, during the three-month period ended March 31, 2021, the disruptions did not have an impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving national and global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

Cash Flows for the three-months ended March 31, 2021 and 2020 (in millions)

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

During the three-months ended March 31, 2021, we had cash outflows of $66,652,000 compared to cash inflows of $17,498,000 during the three-months ended March 31, 2020. This change can be attributed primarily to the increase in our reinsurance premiums payable balance at March 31, 2021 compared to March 31, 2020. This increase can be attributed to our increased quota share coverages and all other perils reinsurance contract effective December 31, 2020 and January 1, 2021, respectively. Please see "Reinsurance" above for more information regarding these agreements. In addition, during the three months ended March 31, 2021, in connection with our renewal rights agreement for all Northeast business excluding New York, HCI issued 100,000 shares of common stock to UPC. The fair value of the HCI common stock at the date of issuance was $5,007,000.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the three-months ended March 31, 2021, we had net sales of investments totaling $41,837,000 compared to net purchases of investments totaling $15,675,000 during the three-months ended March 31, 2020.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the three-months ended March 31, 2021, cash used in financing activities increased $318,000 to $3,270,000 compared to $2,952,000 for the three-months ended March 31, 2020. The outflow for both periods was primarily due to our dividend payments made in each quarter. The increase year over year can be attributed to the timing of our repayment of our long-term debt borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2021, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2020. We had no material changes in our market risk during the three-months ended March 31, 2021.

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

UNITED INSURANCE HOLDINGS CORP.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At March 31, 2021, we were not involved in any material non-claims-related legal actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended March 31, 2021, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

10.1	Renewal Rights Agreement, dated as of January 18, 2021, by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C., Homeowners Choice Property & Casualty Insurance Company, Inc., and HCI Group, Inc. (included as Exhibit 10.1 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.2	Property Quota Share Reinsurance Contract, dated as of January 18, 2021 and effective as of December 31, 2020, by and between United Property and Casualty Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. (included as Exhibit 10.2 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.3	Registration Rights Agreement, dated as of January 18, 2021, by and between United Property and Casualty Insurance Company and HCI Group, Inc. (included as Exhibit 10.3 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

May 7, 2021	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

May 7, 2021	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)