Form 10-Q
period 2021-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2021-08-06
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of August 4, 2021, 43,206,819 shares of common stock, par value $0.0001 per share, were outstanding.

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $841,684 and $926,714, respectively)	$841,105	$940,011
Equity securities	31,176	7,445
Other investments (amortized cost of $59,310 and $47,535, respectively)	60,078	47,595
Total investments	$932,359	$995,051
Cash and cash equivalents	276,382	239,420
Restricted cash	42,791	62,078
Total cash, cash equivalents and restricted cash	$319,173	$301,498
Accrued investment income	4,328	4,680
Property and equipment, net	32,490	34,187
Premiums receivable, net (credit allowance of $63 and $140, respectively)	96,665	87,339
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $496 and $386, respectively)	927,427	821,156
Ceded unearned premiums	592,974	384,588
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	86,858	74,414
Intangible assets, net	19,998	21,930
Other assets, net (credit allowance of $566 and $20, respectively)	63,355	51,053
Total Assets	$3,148,672	$2,848,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,136,375	$1,089,966
Unearned premiums	748,904	723,938
Reinsurance payable on premiums	538,217	241,636
Payments outstanding	72,209	77,912
Accounts payable and accrued expenses	70,648	91,173
Operating lease liability	2,159	2,311
Other liabilities	62,584	46,365
Notes payable, net	157,154	158,041
Total Liabilities	$2,788,250	$2,431,342
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 43,373,346 and 43,250,731 issued, respectively; 43,227,957 and 43,075,877 outstanding, respectively	4	4
Additional paid-in capital	393,524	393,122
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	(662)	9,693
Retained earnings	(53,102)	(6,635)
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$339,333	$395,753
Noncontrolling interests (NCI)	21,089	21,846
Total Stockholders' Equity	$360,422	$417,599
Total Liabilities and Stockholders' Equity	$3,148,672	$2,848,941
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE:
Gross premiums written	$426,424	$439,651	$738,062	$774,834
Change in gross unearned premiums	(69,991)	(95,512)	(24,966)	(86,076)
Gross premiums earned	356,433	344,139	713,096	688,758
Ceded premiums earned	(210,973)	(158,657)	(421,687)	(311,680)
Net premiums earned	145,460	185,482	291,409	377,078
Net investment income	3,683	5,907	7,266	12,824
Net realized investment gains (losses)	(124)	59	379	(9)
Net unrealized gains (losses) on equity securities	2,438	20,552	5,002	(5,904)
Other revenue	3,997	4,397	13,187	8,712
Total revenue	155,454	216,397	317,243	392,701
EXPENSES:
Losses and loss adjustment expenses	118,064	101,693	233,845	204,530
Policy acquisition costs	41,327	52,573	82,148	111,448
Operating expenses	13,482	13,977	26,704	23,681
General and administrative expenses	13,112	16,121	28,994	34,422
Interest expense	2,257	2,565	4,632	4,984
Total expenses	188,242	186,929	376,323	379,065
Income (loss) before other income	(32,788)	29,468	(59,080)	13,636
Other income	15	14	25	42
Income (loss) before income taxes	(32,773)	29,482	(59,055)	13,678
Provision (benefit) for income taxes	(9,352)	5,040	(17,174)	1,752
Net Income (Loss)	$(23,421)	$24,442	$(41,881)	$11,926
Less: Net income (loss) attributable to NCI	89	168	(600)	375
Net income (loss) attributable to UIHC	$(23,510)	$24,274	$(41,281)	$11,551
OTHER COMPREHENSIVE INCOME ( LOSS):
Change in net unrealized gains (losses) on investments	8,242	28,332	(13,497)	24,222
Reclassification adjustment for net realized investment losses (gains)	124	(59)	(379)	9
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,012)	(6,858)	3,364	(5,875)
Total comprehensive income (loss)	$(17,067)	$45,857	$(52,393)	$30,282
Less: Comprehensive income (loss) attributable to NCI	160	549	(757)	523
Comprehensive income (loss) attributable to UIHC	$(17,227)	$45,308	$(51,636)	$29,759

Weighted average shares outstanding
Basic	42,950,666	42,860,922	42,924,662	42,833,225
Diluted	42,950,666	43,055,115	42,924,662	43,041,623

Earnings available to UIHC common stockholders per share
Basic	$(0.55)	$0.57	$(0.96)	$0.27
Diluted	$(0.55)	$0.56	$(0.96)	$0.27
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2020	42,943,447	$4	$392,552	$(431)	$8,493	$84,838	$485,456	$20,701	$506,157
Net income	—	—	—	—	—	24,274	24,274	168	24,442
Other comprehensive income, net	—	—	—	—	21,034	—	21,034	381	21,415
Stock Compensation	124,932	—	81	—	—	—	81	—	81
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,578)	(2,578)	—	(2,578)
June 30, 2020	43,068,379	$4	$392,633	$(431)	$29,527	$106,534	$528,267	$21,250	$549,517

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2021	43,147,180	$4	$393,382	$(431)	$(6,945)	$(27,001)	$359,009	$20,929	$379,938
Net income (loss)	—	—	—	—	—	(23,510)	(23,510)	89	(23,421)
Other comprehensive income, net	—	—	—	—	6,283	—	6,283	71	6,354
Stock Compensation	80,777	—	142	—	—	—	142	—	142
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,591)	(2,591)	—	(2,591)
June 30, 2021	43,227,957	$4	$393,524	$(431)	$(662)	$(53,102)	$339,333	$21,089	$360,422

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2019	43,028,074	$4	$391,852	$(431)	$11,319	$100,394	$503,138	$20,727	$523,865
Net income	—	—	—	—	—	11,551	11,551	375	11,926
Other comprehensive income, net	—	—	—	—	18,208	—	18,208	148	18,356
Reclassification due to adoption of ASU 2016-13	—	—	—	—	—	(262)	(262)	—	(262)
Stock Compensation	40,305	—	781	—	—	—	781	—	781
Cash dividends on common stock ($0.12 per common share)	—	—	—	—	—	(5,149)	(5,149)	—	(5,149)
June 30, 2020	43,068,379	$4	$392,633	$(431)	$29,527	$106,534	$528,267	$21,250	$549,517

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2020	43,075,877	$4	$393,122	$(431)	$9,693	$(6,635)	$395,753	$21,846	$417,599
Net loss	—	—	—	—	—	(41,281)	(41,281)	(600)	(41,881)
Other comprehensive loss, net	—	—	—	—	(10,355)	—	(10,355)	(157)	(10,512)
Stock Compensation	152,080	—	402	—	—	—	402	—	402
Cash dividends on common stock ($0.12 per common share)	—	—	—	—	—	(5,186)	(5,186)	—	(5,186)
June 30, 2021	43,227,957	$4	$393,524	$(431)	$(662)	$(53,102)	$339,333	$21,089	$360,422

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$(41,881)	$11,926
Adjustments to reconcile net income (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,255	4,746
Bond amortization and accretion	4,555	3,016
Net realized losses (gains) on investments	(379)	9
Net unrealized losses (gains) on equity securities	(5,002)	5,904
Provision for uncollectable premiums	77	213
Provision for uncollectable reinsurance recoverables	(110)	—
Provision for uncollectable notes receivable	(546)	—
Deferred income taxes, net	(17,112)	7,147
Stock based compensation	402	781
Stock received as consideration for renewal rights agreement	(5,007)	—
Fixed asset disposal	15	—
Changes in operating assets and liabilities:
Accrued investment income	352	86
Premiums receivable	(9,403)	(26,798)
Reinsurance recoverable on paid and unpaid losses	(106,161)	63,075
Ceded unearned premiums	(208,386)	(228,804)
Deferred policy acquisition costs, net	(12,444)	(15,610)
Other assets	8,719	(11,504)
Unpaid losses and loss adjustment expenses	46,409	(76,886)
Unearned premiums	24,966	86,076
Reinsurance payable on premiums	296,581	294,676
Payments outstanding	(5,703)	(12,003)
Accounts payable and accrued expenses	(20,525)	9,469
Operating lease liability	(152)	2,045
Other liabilities	16,219	21,756
Net cash provided by (used in) operating activities	$(28,261)	$139,320
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	142,823	99,195
Equity securities	542	7,341
Other investments	23,455	1,262
Purchases of:
Fixed maturities	(61,921)	(208,091)
Equity securities	(14,987)	(26,463)
Other investments	(35,263)	(4,524)
Cost of property, equipment and capitalized software acquired	(2,471)	(7,616)
Net cash provided by (used in) investing activities	$52,178	$(138,896)
FINANCING ACTIVITIES
Repayments of borrowings	(1,056)	(762)
Dividends	(5,186)	(5,149)
Net cash used in financing activities	$(6,242)	$(5,911)
Increase (decrease) in cash, cash equivalents and restricted cash	17,675	(5,487)
Cash, cash equivalents and restricted cash at beginning of period	301,498	287,057
Cash, cash equivalents and restricted cash at end of period	$319,173	$281,570
Supplemental Cash Flows Information
Interest paid	$4,773	$4,793
Income taxes paid (refunded)	$(5,315)	$878
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

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

Effective December 31, 2020, we entered into a quota share reinsurance agreement with Homeowners Choice Property and Casualty, Inc (HCP). Under the terms of this agreement, HCP provided 69.5% quota share reinsurance on in-force, new, and renewal policies in Connecticut, Massachusetts, New Jersey, and Rhode Island effective December 31, 2020, until June 1, 2021.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCP and Typtap Insurance Company (Typtap). Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HPC and 50% to Typtap. HCP is responsible for processing all claims as a part of this agreement.

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
June 30, 2021
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

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended June 30, 2021.

We did not incur material claims or significant disruptions to our business for the three and six-months ended June 30, 2021. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

3)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at June 30, 2021 and December 31, 2020:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
U.S. government and agency securities	$107,376	$679	$1,753	$106,302
Foreign government	1,369	113	—	1,482
States, municipalities and political subdivisions	109,928	1,140	797	110,271
Public utilities	28,942	306	576	28,672
Corporate securities	257,401	4,016	3,128	258,289
Mortgage-backed securities	263,400	1,994	3,005	262,389
Asset-backed securities	67,368	416	141	67,643
Redeemable preferred stocks	5,900	191	34	6,057
Total fixed maturities	$841,684	$8,855	$9,434	$841,105

December 31, 2020
U.S. government and agency securities	$129,417	$1,147	$139	$130,425
Foreign government	1,374	142	—	1,516
States, municipalities and political subdivisions	132,336	2,318	272	134,382
Public utilities	29,526	482	28	29,980
Corporate securities	285,814	6,633	118	292,329
Mortgage-backed securities	285,639	3,039	466	288,212
Asset-backed securities	56,351	525	219	56,657
Redeemable preferred stocks	6,257	266	13	6,510
Total fixed maturities	$926,714	$14,552	$1,255	$940,011

Equity securities are summarized as follows:

	June 30, 2021		December 31, 2020
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$15,565	49.9%	$152	2.0%
Other common stocks	8,949	28.7	—	—
Nonredeemable preferred stocks	6,662	21.4	7,293	98.0
Total equity securities	$31,176	100.0%	$7,445	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six-months ended June 30, 2021 and 2020, respectively:

	2021		2020
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$107	$55,065	$372	$33,231
Equity securities	—	—	814	3,691
Short-term investments	—	7,774	—	36
Total realized gains	107	62,839	1,186	36,958
Fixed maturities	(212)	7,195	(57)	2,221
Equity securities	(16)	425	(1,070)	2,417
Short-term investments	(3)	1,998	—	—
Total realized losses	(231)	9,618	(1,127)	4,638
Net realized investment gains (losses)	$(124)	$72,457	$59	$41,596
Six Months Ended June 30,
Fixed maturities	$719	$111,202	$717	$92,456
Equity securities	2	23	826	3,971
Short-term investments	—	14,830	—	71
Total realized gains	721	126,055	1,543	96,498
Fixed maturities	(308)	31,621	(394)	6,739
Equity securities	(18)	519	(1,158)	3,370
Short-term investments	(16)	7,984	—	128
Total realized losses	(342)	40,124	(1,552)	10,237
Net realized investment gains (losses)	$379	$166,179	$(9)	$106,735

The table below summarizes our fixed maturities at June 30, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	June 30, 2021
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$63,491	7.5%	$64,002	7.6%
Due after one year through five years	182,777	21.8	185,649	22.1
Due after five years through ten years	252,060	29.9	249,137	29.6
Due after ten years	12,588	1.5	12,285	1.5
Asset and mortgage-backed securities	330,768	39.3	330,032	39.2
Total	$841,684	100.0%	$841,105	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturities	$3,333	$5,592	$7,022	$11,062
Equity securities	199	728	328	1,499
Cash and cash equivalents	39	66	97	737
Other investments	295	(311)	285	(45)
Other assets	71	93	112	102
Investment income	3,937	6,168	7,844	13,355
Investment expenses	(254)	(261)	(578)	(531)
Net investment income	$3,683	$5,907	$7,266	$12,824

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

During the three and six-months ended June 30, 2021, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at June 30, 2021. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2021
U.S. government and agency securities	51	$1,750	$31,218	11	$3	$5,774
States, municipalities and political subdivisions	2	797	6,502	—	—	—
Public utilities	17	576	20,820	—	—	—
Corporate securities	165	3,114	149,532	3	14	843
Mortgage-backed securities	227	2,996	271,163	6	9	369
Asset-backed securities	39	76	23,923	4	65	1,813
Redeemable preferred stocks	10	30	685	1	4	95
Total fixed maturities	511	$9,339	$503,843	25	$95	$8,894

December 31, 2020
U.S. government and agency securities	44	$129	$40,341	18	$10	$10,482
States, municipalities and political subdivisions	22	272	30,538	—	—	—
Public utilities	8	28	9,472	—	—	—
Corporate securities	40	116	25,052	3	2	753
Mortgage-backed securities	87	397	100,171	8	69	3,479
Asset-backed securities	21	207	17,682	1	12	988
Redeemable preferred stocks	5	13	358	—	—	—
Total fixed maturities	227	$1,162	$223,614	30	$93	$15,702
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2021 and December 31, 2020. Changes in interest rates subsequent to June 30, 2021 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
June 30, 2021
U.S. government and agency securities	$106,302	$—	$106,302	$—
Foreign government	1,482	—	1,482	—
States, municipalities and political subdivisions	110,271	—	110,271	—
Public utilities	28,672	—	28,672	—
Corporate securities	258,289	—	258,289	—
Mortgage-backed securities	262,389	—	262,389	—
Asset-backed securities	67,643	—	67,643	—
Redeemable preferred stocks	6,057	1,514	4,543	—
Total fixed maturities	841,105	1,514	839,591	—
Mutual funds	15,565	13,296	2,269	—
Other common stocks	8,949	8,949	—	—
Non-redeemable preferred stocks	6,662	6,662	—	—
Total equity securities	31,176	28,907	2,269	—
Other investments (1)	15,407	300	15,107	—
Total investments	$887,688	$30,721	$856,967	$—

December 31, 2020
U.S. government and agency securities	$130,425	$—	$130,425	$—
Foreign government	1,516	—	1,516	—
States, municipalities and political subdivisions	134,382	—	134,382	—
Public utilities	29,980	—	29,980	—
Corporate securities	292,329	—	292,329	—
Mortgage-backed securities	288,212	—	288,212	—
Asset-backed securities	56,657	—	56,657	—
Redeemable preferred stocks	6,510	1,554	4,956	—
Total fixed maturities	940,011	1,554	938,457	—
Mutual Funds	152	152	—	—
Non-redeemable preferred stocks	7,293	7,293	—	—
Total equity securities	7,445	7,445	—	—
Other investments (1)	38,002	300	37,702	—
Total investments	$985,458	$9,299	$976,159	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at June 30, 2021 and December 31, 2020.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2021 and December 31, 2020, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, Truist Financial Corporation (Truist) (formerly known as Branch Banking & Trust Corporation or BB&T), and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended June 30, 2021, we transferred no investments between levels.

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

The information presented in the table below is as of June 30, 2021:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments (1)	$14,338	$805	$36	$15,107
Certificates of deposit	300	—	—	300
Short-term investments	44,672	—	1	44,671
Total other investments	$59,310	$805	$37	$60,078
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

The following table presents the components of restricted assets:

	June 30, 2021	December 31, 2020
Trust funds	$41,751	$61,142
Cash on deposit (regulatory deposits)	1,040	936
Total restricted cash	$42,791	$62,078

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	June 30, 2021	December 31, 2020
Invested assets on deposit (regulatory deposits)	$4,015	$4,023

4)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to UIHC common stockholders	$(23,510)	$24,274	$(41,281)	$11,551

Denominator:
Weighted-average shares outstanding	42,950,666	42,860,922	42,924,662	42,833,225
Effect of dilutive securities	—	194,193	—	208,398
Weighted-average diluted shares	42,950,666	43,055,115	42,924,662	43,041,623

Earnings available to UIHC common stockholders per share
Basic	$(0.55)	$0.57	$(0.96)	$0.27
Diluted	$(0.55)	$0.56	$(0.96)	$0.27

See Note 15 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

5)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Land	$2,114	$2,114
Building and building improvements	9,210	9,211
Computer hardware and software (software in progress of $3,330 and $1,485, respectively)	42,394	41,910
Office furniture and equipment	3,125	3,172
Leasehold improvements	753	768
Leased vehicles(1)	2,352	2,346
Total, at cost	59,948	59,521
Less: accumulated depreciation and amortization	(27,458)	(25,334)
Property and equipment, net	$32,490	$34,187

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021
(1) Includes vehicles under capital leases. See Note 10 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $2,074,000 and $1,108,000 for the three-months ended June 30, 2021 and 2020, respectively, and $4,154,000 and $2,395,000 for the six months ended June 30, 2021 and 2020, respectively. During the six-months ended June 30, 2021, we disposed of computer hardware and software totaling $1,961,000, primarily related to the retirement of one of our claim systems. This system was fully depreciated prior to disposal.

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at June 30, 2021 and December 31, 2020, was $73,045,000. There was no goodwill acquired or disposed of during the three or six-month periods ended June 30, 2021 and 2020.

We completed our most recent goodwill impairment testing during the fourth quarter of 2020 and determined that there was no impairment in the value of the asset as of December 31, 2020.

No impairment loss in the value of goodwill was recognized during the three or six-month periods ended June 30, 2021 and 2020. Additionally, there was no accumulated impairment related to goodwill at June 30, 2021 or December 31, 2020.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Intangible assets subject to amortization	$16,241	$18,173
Indefinite-lived intangible assets(1)	3,757	3,757
Total	$19,998	$21,930
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2021
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	5.8	34,661	(20,644)	14,017
Trade names acquired	2.8	6,381	(4,157)	2,224
Total		$83,830	$(67,589)	$16,241

December 31, 2020
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.1	34,661	(19,116)	15,545
Trade names acquired	3.3	6,381	(3,753)	2,628
Total		$83,830	$(65,657)	$18,173

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and six months ended June 30, 2021 and 2020.

Amortization expense of our intangible assets was $889,000 and $1,044,000 for the three-months ended June 30, 2021 and 2020, respectively. Amortization expense of our intangible assets was $1,932,000 and $2,181,000 for the six-months ended June 30, 2021 and 2020, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2021 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2021	$1,623
2022	3,246
2023	3,246
2024	2,640
2025	2,438
2026	2,438

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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our excess of loss treaty, in effect from June 1, 2021 through May 31, 2022, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $2,900,000,000. Under our core catastrophe excess of loss treaty and excess of loss aggregate treaty, retention on a first and second event is $15,000,000 each and retention on subsequent events totals $1,000,000, resulting in a maximum retention of $31,000,000. Retentions for JIC are $4,000,000 for a first event and $1,000,000 for subsequent events, covering all perils. Retention for IIC is $3,000,000 per occurrence, covering all perils.

Effective January 1, 2021, we renewed our all other perils catastrophe excess of loss agreement agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000. During the six-months ended June 30, 2021, we ceded $101,667,000. As a result of Winter Storm Uri, we incurred reinstatement premiums totaling $15,061,000 related to this agreement as of June 30, 2021.

The quota share agreements, effective June 1, 2020 to May 31, 2021, provided coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. These were extended to cover ACIC effective December 31, 2020 through May 31, 2022 with an additional 8% coverage for UPC and FSIC. On May 31, 2021 our 7.5% quota share agreement expired and was not renewed. For all catastrophe perils, the quota share agreements provide ground-up protection effectively reducing our retention for catastrophe losses.

Effective December 31, 2020, we entered into a quota share reinsurance agreement with HCP. Under the terms of this agreement, HCP provided 69.5% quota share reinsurance on in-force, new and renewal policies in Connecticut, Massachusetts, New Jersey, and Rhode Island effective December 31, 2020, through June 1, 2021.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCP and Typtap. Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HPC and 50% to Typtap. As a result, our quota share and excess of loss agreements were modified to exclude policies in these states effective June 1, 2021.

In addition, effective June 1, 2021 the quota share was also modified to exclude policies in New York. This modification was made as the result of our 100% internal quota share agreement, effective June 1, 2021, which cedes 100% of UPC's in-force, new, and renewal policies in the state of New York to our subsidiary IIC.

Reinsurance recoverable at the balance sheet dates consists of the following:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

	June 30,	December 31,
	2021	2020
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$751,092	$674,746
Reinsurance recoverable on paid losses and loss adjustment expenses	176,335	146,410
Reinsurance recoverable	$927,427	$821,156

We write the majority of our flood insurance policies under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $608,000 and $431,000 for the three-month periods ended June 30, 2021 and 2020, respectively, and $890,000 and $764,000 for the six-month periods ended June 30, 2021 and 2020, respectively.

8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the six-months ended June 30, 2021 and 2020 on a GAAP basis:

	June 30,
	2021	2020
Balance at January 1	$1,089,966	$760,357
Less: reinsurance recoverable on unpaid losses	674,746	482,315
Net balance at January 1	$415,220	$278,042

Incurred related to:
Current year	204,448	206,482
Prior years	29,397	(1,952)
Total incurred	$233,845	$204,530
Paid related to:
Current year	83,188	96,282
Prior years	180,594	101,188
Total paid	$263,782	$197,470

Net balance at June 30	$385,283	$285,102
Plus: reinsurance recoverable on unpaid losses	751,092	398,369
Balance at June 30	$1,136,375	$683,471

Composition of reserve for unpaid losses and LAE:
Case reserves	$417,163	$307,425
IBNR reserves	719,212	376,046
Balance at June 30	$1,136,375	$683,471

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021
As reflected in the table above, we had adverse development in 2021 related to prior year losses. This adverse development came as a result of the strengthening of our reserves based on increased litigation related to claims being filed in the state of Florida. The loss payments made by the Company during the six months ended June 30, 2021 were higher than the loss payments made during the six months ended June 30, 2020, due to the settling of claims related to the unprecedented catastrophe activity that took place in 2020. Case and IBNR reserves increased when compared to the prior period as a result of unprecedented catastrophe activity that took place in 2020 and litigation trends described above, as well as Winter Storm Uri in 2021. Reinsurance recoverable on unpaid losses increased as a result of the higher frequency of 2020 catastrophe activity coupled with increases in our ceded losses related to Hurricane Irma. In addition, we increased losses ceded to our quota share agreements, due to the changes outlined in Note 7 of these financial statements.
9)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of June 30, 2021 and December 31, 2020:

		Effective Interest Rate	Carrying Value at
	Maturity		June 30, 2021	December 31, 2020
Senior Notes	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	1.73%	5,882	6,765
Truist Term Note Payable	May 26, 2031	1.75%	3,438	3,611
Total long-term debt			$159,320	$160,376

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

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021
subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At June 30, 2021, we were in compliance with the covenants in the Senior Notes.

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 1.73% at the end of June 2021. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2021, we were in compliance with the covenants in the SBA Note.

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

In addition, the Truist Note requires that we establish and maintain with Truist at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. Effective June 2, 2021, our Truist Note Agreement was amended to remove all financial convents, therefore, at June 30, 2021, the financial covenants were no longer in effect.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the six-months ended June 30, 2021 and 2020:

	2021	2020
Balance at January 1,	$2,335	$2,672
Additions	—	—
Amortization	(169)	(169)
Balance at June 30,	$2,166	$2,503

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

At June 30, 2021, we were not involved in any material non-claims-related legal actions.

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining five limited partnership investments. The amount of unfunded commitments was $1,977,000 and $2,056,000 at June 30, 2021 and December 31, 2020, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Other assets	$1,960	$2,168
Financing lease assets	Property and equipment, net	851	1,214
Total lease assets		$2,811	$3,382

Liabilities
Operating lease liabilities	Operating lease liability	$2,159	$2,311
Financing lease liabilities	Other liabilities	25	36
Total lease liabilities		$2,184	$2,347

The components of lease expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$166	$168	$331	$295
Financing lease expense:
Amortization of leased assets	196	176	391	327
Interest on lease liabilities	—	1	—	1
Net lease expense	$362	$345	$722	$623

At June 30, 2021, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2021	$311	$11	$322
2022	633	14	647
2023	616	4	620
2024	599	116	715
2025	254	—	254
Thereafter	1,190	—	1,190
Total undiscounted future minimum lease payments	3,603	145	3,748
Less: Imputed interest	(1,444)	(120)	(1,564)
Present value of lease liabilities	$2,159	$25	$2,184

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (months)
Operating leases	58	67
Financing leases	19	23

Weighted average discount rate
Operating leases	3.59%	3.57%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$33	$281	$33	$478

Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	2,136
Right-of-use assets obtained in exchange for new financing lease liabilities	33	291	33	494

See Note 9 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to long-term debt, and Note 12 of these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding commitments related to regulatory actions.

11)    ALLOWANCE FOR EXPECTED CREDIT LOSSES
We are exposed to credit losses primarily through three different pools of assets based on similar risk characteristics: premiums receivable for direct written business; reinsurance recoverables from ceded losses to our reinsurers; and our notes receivable. We estimate the expected credit losses based on historical trends, credit ratings assigned to reinsurers by rating agencies, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts over its expected life. Changes in the relevant information may significantly affect the estimates of expected credit losses.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

The following tables summarize our allowance for expected credit losses by pooled asset for the six-months ended June 30, 2021 and 2020:

June 30, 2021
	December 31, 2020	Provision for expected credit losses	Write-offs	June 30, 2021
Premiums Receivable	$140	$(124)	$47	$63
Reinsurance Recoverables	386	110	—	496
Note Receivable	20	546	—	566
Total	$546	$532	$47	$1,125

June 30, 2020
	December 31, 2019	Provision for expected credit losses	Write-offs	June 30, 2020
Premiums Receivable	$165	$27	$—	$192
Reinsurance Recoverables	256	(30)	—	226
Note Receivable	141	(59)	—	82
Total	$562	$(62)	$—	$500

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries UPC, ACIC and JIC are domiciled in Florida, while IIC is domiciled in New York. On April 2, 2021, our insurance subsidiary, FSIC, was redomiciled from Hawaii to Florida. At June 30, 2021, and during the three and six-months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three and six months ended June 30, 2021, our combined recorded statutory net loss was

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021
$54,777,000 and $98,770,000, respectively. For the three and six months ended June 30, 2020, our combined recorded statutory net income was $4,495,000 and $11,703,000, respectively.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At June 30, 2021, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at June 30, 2021 and December 31, 2020 was $293,655,000 and $370,720,000, respectively.

13)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive loss on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2020	$12,789	$(3,096)	$9,693
Changes in net unrealized gains on investments	(13,291)	3,220	(10,071)
Reclassification adjustment for realized gains	(379)	95	(284)
June 30, 2021	$(881)	$219	$(662)

14)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Six Months Ended June 30,
	2021		2020
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,595	$0.06	$2,571
Second Quarter	0.06	2,591	0.06	2,578

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of June 30, 2021, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

The following table presents our total stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee stock-based compensation expense
Pre-tax	$62	$(52)	$225	$474
Post-tax (1)	49	(41)	178	374
Director stock-based compensation expense
Pre-tax	80	133	177	307
Post-tax (1)	63	105	140	243
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,453,000 of unrecognized stock compensation expense at June 30, 2021 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.3 years. We had approximately $223,000 of unrecognized director stock-based compensation expense at June 30, 2021 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.8 years.

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

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2021, 2020, and 2019 awards.

We granted 208,812 and 288,026 shares of restricted common stock during the three and six month periods ended June 30, 2021, respectively, which had a weighted-average grant date fair value of $6.07 and $6.04 per share, respectively. We granted 346,078 and 347,254 shares of restricted common stock during the three and six month periods ended June 30, 2020, respectively, which had a weighted-average grant date fair value of $9.57 and $9.57 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	259,006	$10.06
Granted	288,026	6.04
Less: Forfeited	82,381	9.76
Less: Vested	80,072	10.00
Outstanding as of June 30, 2021	384,579	$7.13

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

2021
Expected annual dividend yield	1.97%
Expected volatility	42.10%
Risk-free interest rate	2.20%
Expected term	6

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

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	144,006	$13.00	8.77	$—
Granted	154,707	6.16	—	—
Less: Forfeited	21,777	10.49	—	—
Less: Expired	2,503	16.25	—	—
Less: Exercised	—	—	—	—
Outstanding as of June 30, 2021	274,433	$9.31	9.12	$—

Vested as of June 30, 2021(1)	111,324	$15.10	8.00	$—
Exercisable as of June 30, 2021	58,688	$15.05	8.00	$—
(1) The vested shares and weighted average exercise prices are calculated based on all vested shares at June 30, 2021, inclusive of those that expired during the year. The weighted-average remaining contractual term is calculated based on only vested shares that are outstanding and exercisable at June 30, 2021.

16)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On July 2, 2021, a special meeting of shareholders was held to approve the adoption of an amendment to the Company's Certificate of Incorporation to authorize an additional 50,000,000 shares of common stock, bringing the total authorized shares to 100,000,000.

On July 27, 2021, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on August 17, 2021, to stockholders of record on August 10, 2021.

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

EXECUTIVE SUMMARY

Overview

    United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in personal residential and commercial residential property and casualty insurance in the United States. We conduct our business principally through four wholly-owned insurance subsidiaries and one majority-owned insurance subsidiary: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); Family Security Insurance Company, Inc. (FSIC); Interboro Insurance Company (IIC); and Journey Insurance Company (JIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

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

As part of the sale of the renewal rights, HCI issued to UPC 100,000 shares of HCI common stock, no par value, which are subject to a six-month contractual lock-up period. The fair value of these shares is approximately $8,949,000 at June 30, 2021.

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC, in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of underwriting actions implemented during the fourth quarter of 2020, our policies in-force decreased by 9.8% from 630,542 policies in-force at June 30, 2020 to 568,732 policies in-force at June 30, 2021.

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

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exception of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended June 30, 2021.

We did not incur material claims or significant disruptions to our business for the three and six-months ended June 30, 2021. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2021 Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Gross premiums written	$426,424	$439,651	$738,062	$774,834
Gross premiums earned	356,433	344,139	713,096	688,758
Net premiums earned	145,460	185,482	291,409	377,078
Total revenues	155,454	216,397	317,243	392,701
Income (loss) before income tax	(32,773)	29,482	(59,055)	13,678
Consolidated net income (loss) attributable to UIHC	(23,510)	24,274	(41,281)	11,551
Net income (loss) available to UIHC stockholders per diluted share	$(0.55)	$0.56	$(0.96)	$0.27

Reconciliation of net income (loss) to core income (loss):
Plus: Non-cash amortization of intangible assets	$889	$1,044	$1,932	$2,181
Less: Realized gains (losses) on investment portfolio	(124)	59	379	(9)
Less: Unrealized gains (losses) on equity securities	2,438	20,552	5,002	(5,904)
Less: Net tax impact (1)	(299)	(4,109)	(724)	1,700
Core income (loss) (2)	(24,636)	8,816	(44,006)	17,945
Core income (loss) per diluted share(2)	$(0.57)	$0.20	$(1.03)	$0.42

Book value per share			$7.85	$12.27
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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
Gross premiums written	$426,424	$439,651	$738,062	$774,834
Change in gross unearned premiums	(69,991)	(95,512)	(24,966)	(86,076)
Gross premiums earned	356,433	344,139	713,096	688,758
Ceded premiums earned	(210,973)	(158,657)	(421,687)	(311,680)
Net premiums earned	145,460	185,482	291,409	377,078
Net investment income	3,683	5,907	7,266	12,824
Net realized investment gains (losses)	(124)	59	379	(9)
Net unrealized gains (losses) on equity securities	2,438	20,552	5,002	(5,904)
Other revenue	3,997	4,397	13,187	8,712
Total revenue	155,454	216,397	317,243	392,701
EXPENSES:
Losses and loss adjustment expenses	118,064	101,693	233,845	204,530
Policy acquisition costs	41,327	52,573	82,148	111,448
Operating expenses	13,482	13,977	26,704	23,681
General and administrative expenses	13,112	16,121	28,994	34,422
Interest expense	2,257	2,565	4,632	4,984
Total expenses	188,242	186,929	376,323	379,065
Income (loss) before other income	(32,788)	29,468	(59,080)	13,636
Other income	15	14	25	42
Income (loss) before income taxes	(32,773)	29,482	(59,055)	13,678
Provision (benefit) for income taxes	(9,352)	5,040	(17,174)	1,752
Net income (loss)	$(23,421)	$24,442	$(41,881)	$11,926
Less: Net income (loss) attributable to noncontrolling interests	89	168	(600)	375
Net income (loss) attributable to UIHC	$(23,510)	$24,274	$(41,281)	$11,551
Earnings available to UIHC common stockholders per diluted share	$(0.55)	$0.57	$(0.96)	$0.27
Book value per share			$7.85	$12.27
Return on equity based on GAAP net income			(20.5)%	4.5%
Loss ratio, net (1)	81.2%	54.8%	80.2%	54.2%
Expense ratio (2)	46.7%	44.6%	47.3%	45.0%
Combined ratio (3)	127.9%	99.4%	127.5%	99.2%
Effect of current year catastrophe losses on combined ratio	27.7%	16.1%	22.0%	12.4%
Effect of prior year development on combined ratio	(0.3)%	(0.4)%	10.1%	(0.5)%
Underlying combined ratio (4)	100.5%	83.7%	95.4%	87.3%
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

Net income (loss) excluding the effects of amortization of intangible assets, realized gains (losses) and unrealized gains (losses) on equity securities, net of tax (core income (loss)) is a non-GAAP measure, which is computed by adding amortization, net of tax, to net income and subtracting realized gains (losses) on our investment portfolio, net of tax, and unrealized gains (losses) on our equity securities, net of tax, from net income. Amortization expense is related to the amortization of intangible assets acquired through mergers and therefore the expense does not arise through normal operations.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six-months ended June 30, 2021, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2020; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2021 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2021 COMPARED TO DECEMBER 31, 2020

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $1,251,532,000 at June 30, 2021, compared to $1,296,549,000 at December 31, 2020.

The following table summarizes our investments, by type:

	June 30, 2021		December 31, 2020
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$106,302	8.5%	$130,425	10.1%
Foreign government	1,482	0.1%	1,516	0.1%
States, municipalities and political subdivisions	110,271	8.8%	134,382	10.4%
Public utilities	28,672	2.3%	29,980	2.3%
Corporate securities	258,289	20.6%	292,329	22.4%
Mortgage-backed securities	262,389	21.1%	288,212	22.2%
Asset-backed securities	67,643	5.4%	56,657	4.4%
Redeemable preferred stocks	6,057	0.5%	6,510	0.5%
Total fixed maturities	841,105	67.3%	940,011	72.4%
Mutual funds	15,565	1.2%	152	—%
Other common stocks	8,949	0.7%	—	—%
Non-redeemable preferred stocks	6,662	0.5%	7,293	0.6%
Total equity securities	31,176	2.4%	7,445	0.6%
Other investments	60,078	4.8%	47,595	3.7%
Total investments	932,359	74.5%	995,051	76.7%
Cash and cash equivalents	276,382	22.1%	239,420	18.5%
Restricted cash	42,791	3.4%	62,078	4.8%
Total cash, cash equivalents, restricted cash and investments	$1,251,532	100.0%	$1,296,549	100.0%

UNITED INSURANCE HOLDINGS CORP.

We classify all of our fixed-maturity investments as available-for-sale. Our investments at June 30, 2021 and December 31, 2020 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At June 30, 2021, approximately 86.4% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 13.6% were corporate bonds rated “BBB” or "BB".

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

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCP and Typtap. Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HPC and 50% to Typtap. As a result, our quota share and excess of loss agreements were modified to exclude policies in these states effective June 1, 2021.

In addition, effective June 1, 2021 the quota share agreements were also modified to exclude policies in New York. This modification was made as the result of our 100% internal quota share agreement, effective June 1 2021, which cedes 100% of UPC's in-force, new, and renewal policies in the state of New York to our subsidiary IIC.

During the second quarter of 2021, we placed our reinsurance program for the 2021 hurricane season. We purchased catastrophe excess of loss reinsurance protection of approximately $2,900,000,000. The treaties reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes, tropical storms and tornadoes. The agreements became effective as of June 1, 2021, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF covers Florida risks only and we participate at 90%. Under our core catastrophe excess of loss treaty and excess of loss aggregate treaty, retention on a first and second event is $15,000,000 each and retention on subsequent events totals $1,000,000, resulting in a maximum retention of $31,000,000. Retentions for JIC are $4,000,000 for a first event and $1,000,000 for subsequent events, covering all perils. Retention for IIC is $3,000,000 per occurrence, covering all perils.

Effective January 1, 2021, we renewed our all other perils catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000. During the six-months ended June 30, 2021, we ceded $101,667,000.

Effective December 31, 2020, we extended our quota share agreement that was set to expire on May 31, 2021. This quota share reinsurance agreement had a cession rate of 30.5% for all subject business and provides coverage for all catastrophe perils and attritional losses. The cession rate is comprised of a quota share cession of 23.0% through May 31, 2022, which covers UPC, FSIC, and ACIC with the remaining 7.5% covering UPC and FSIC only, which was nonrenewed at June 1, 2021.

Effective December 31, 2020, we entered into a property quota share reinsurance agreement with HPC, effective as of December 31, 2020. According to the terms of this reinsurance contract, UPC Insurance ceded and HPC assumed a 69.5%

UNITED INSURANCE HOLDINGS CORP.

quota share of our personal lines homeowners business in Connecticut, Massachusetts, New Jersey, and Rhode Island on an in-force, new and renewal basis for the period from December 31, 2020 through June 1, 2021.

Reinsurance costs as a percentage of gross earned premium during the three and six-month periods ended June 30, 2021 and 2020 were as follows:

	2021	2020
Three Months Ended June 30,
Non-at-Risk	(2.0)%	(2.6)%
Quota Share	(25.6)%	(13.0)%
All Other	(31.6)%	(30.5)%
Total Ceding Ratio	(59.2)%	(46.1)%

Six Months Ended June 30,
Non-at-Risk	(2.2)%	(2.6)%
Quota Share	(25.9)%	(12.7)%
All Other	(31.0)%	(30.0)%
Total Ceding Ratio	(59.1)%	(45.3)%

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Quota Share (1)	$(84,836)	$(60,667)	$(165,035)	$(100,228)
Excess-of-loss	(412,337)	(406,663)	(447,448)	$(422,385)
Equipment, identity theft, and cyber security	(3,262)	(3,604)	(5,630)	$(6,422)
Flood and inland flood	(7,395)	(7,049)	(11,961)	$(11,449)
Ceded premiums written	$(507,830)	$(477,983)	$(630,074)	$(540,484)
Change in ceded unearned premiums	296,857	319,326	208,387	$228,804
Ceded premiums earned	$(210,973)	$(158,657)	$(421,687)	$(311,680)
(1) The 2021 quota share ceded written premium includes our quota share agreement with HPC.

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

UNITED INSURANCE HOLDINGS CORP.

	2021			2020
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	2	$4,012	2.8%	3	$5,324	2.9%
All other catastrophe loss events	15	36,245	24.9%	18	24,475	13.2%
Total	17	$40,257	27.7%	21	$29,799	16.1%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	2	$4,012	1.4%	3	$5,324	1.4%
All other catastrophe loss events	25	60,210	20.6%	23	41,593	11.0%
Total	27	$64,222	22.0%	26	$46,917	12.4%
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

Unpaid losses and LAE totaled $1,136,375,000 and $1,089,966,000 as of June 30, 2021 and December 31, 2020, respectively. The balance increased from year end as a result of increased current year incurred catastrophe losses primarily related to Winter Storm Uri. This change, along with the prior year adverse development resulting from increased litigation related claims being filed in Florida, resulted in an increase in our reinsurance recoverables on unpaid losses balance at June 30, 2021 compared to December 31, 2020.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

Net income attributable to UIHC for the three months ended June 30, 2021 decreased $47,784,000, or 196.9%, to a net loss of $23,510,000 for the second quarter of 2021 from net income of $24,274,000 for the same period in 2020. The change in earnings was primarily driven by a decrease revenue during the second quarter of 2021 compared to the second quarter of 2020. This change was driven by an increase in ceded premiums earned as a result of changes made to our reinsurance structure at December 31, 2020 and June 1, 2021. Details of these changes are disclosed in Part I, "Reinsurance" above. Additionally, we experienced a decrease in gross written premiums as described below. We also experienced a large unrealized gain on equity securities during the second quarter of 2020 as the market recovered from the large decline caused by COVID-19 in the first quarter of 2020. Our equity portfolio is smaller now than it was in the second quarter of 2020, resulting in less volatility in our unrealized position on these holdings. We also experienced increased loss and LAE incurred in the second quarter of 2021, driven by increased current year catastrophe losses incurred.

Revenue

Our gross written premiums decreased $13,227,000, or 3.0%, to $426,424,000 for the second quarter ended June 30, 2021 from $439,651,000 for the same period in 2020. This decrease was driven primarily by a decrease in assumed premiums due to the termination of a contract which includes commercial property business assumed from unaffiliated insurers. In addition, we have experienced decreases in written premiums across our personal lines business, due to underwriting actions taken at the end of 2020. Our commercial written premiums have increased year over year, offsetting the personal lines decrease in Florida, resulting in a net increase for the region. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2021	2020	Change
Direct Written and Assumed Premium by Region (1)
Florida	$281,728	$263,108	$18,620
Gulf	67,290	74,083	(6,793)
Northeast	49,879	55,189	(5,310)
Southeast	27,483	35,206	(7,723)
Total direct written premium by region	426,380	427,586	(1,206)
Assumed premium (2)	44	12,065	(12,021)
Total gross written premium by region	$426,424	$439,651	$(13,227)

Gross Written Premium by Line of Business
Personal property	$270,442	$307,965	$(37,523)
Commercial property	155,982	131,686	24,296
Total gross written premium by line of business	$426,424	$439,651	$(13,227)
(1) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2021 and 2020 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended June 30,
New and Renewal Policies(1) by Region (2)	2021	2020	Change
Florida	63,389	76,997	(13,608)
Northeast	34,866	41,246	(6,380)
Gulf	33,372	43,848	(10,476)
Southeast	17,942	27,984	(10,042)
Total	149,569	190,075	(40,506)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three-months ended June 30, 2021 increased $1,313,000, or 0.7%, to $188,242,000 from $186,929,000 for the same period in 2020. The increase in expenses was primarily due to an increase in loss and LAE expenses of $16,371,000 in the second quarter of 2021 compared to the second quarter of 2020. This was partially offset by an $11,246,000 decrease in policy acquisition costs as well as a decrease in general and administrative costs of $3,009,000 in the second quarter of 2021 compared to the second quarter of 2020.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2021	2020	Change
Net loss and LAE	$118,064	$101,693	$16,371
% of Gross earned premiums	33.1%	29.5%	3.6 pts
% of Net earned premiums	81.2%	54.8%	26.4 pts
Less:
Current year catastrophe losses	$40,257	$29,799	$10,458
Prior year reserve (favorable) development	(372)	(823)	451
Underlying loss and LAE (1)	$78,179	$72,717	$5,462
% of Gross earned premiums	21.9%	21.1%	0.8 pts
% of Net earned premiums	53.7%	39.2%	14.5 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended June 30,
	2021	2020	Change
Policy acquisition costs	$41,327	$52,573	$(11,246)
Operating and underwriting	13,482	13,977	(495)
General and administrative	13,112	16,121	(3,009)
Total Operating Expenses	$67,921	$82,671	$(14,750)
% of Gross earned premiums	19.1%	24.0%	(4.9) pts
% of Net earned premiums	46.7%	44.6%	2.1 pts

Loss and LAE increased by $16,371,000, or 16.1%, to $118,064,000 for the second quarter of 2021 from $101,693,000 for the second quarter of 2020. Loss and LAE expense as a percentage of net earned premiums increased 26.4 points to 81.2% for the second quarter of 2021, compared to 54.8% for the first quarter of 2020. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2021 would have been 21.9%, an increase of 0.8 points from 21.1% during the second quarter of 2020.

Policy acquisition costs decreased by $11,246,000, or 21.4%, to $41,327,000 for the second quarter of 2021 from $52,573,000 for the second quarter of 2020, primarily due to an increase in ceding commission income of $14,112,000 related to our quota share reinsurance agreements. In addition, there was a decrease in our assumed ceding commission expense of $3,010,000 due to the termination of the contract with included commercial property business assumed from unaffiliated insurers. This was partially offset by a $7,957,000 increase in external management fees incurred during the second quarter of 2021 as a result of an increased volume of commercial written premium.

Operating and underwriting expenses remained relatively flat, decreasing by $495,000, or 3.5%, to $13,482,000 for the second quarter of 2021 from $13,977,000 for the second quarter of 2020.

General and administrative expenses decreased by $3,009,000, or 18.7%, to $13,112,000 for the second quarter of 2021 from $16,121,000 for the second quarter of 2020, primarily due to a $2,241,000 decrease in salary related expenses. This decrease is driven primarily by the increase in the allocation of claims adjuster payroll related costs to loss and LAE from general and administrative expenses in 2021.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

Net income attributable to UIHC for the six months ended June 30, 2021 decreased $52,832,000, or 457.4%, to a net loss of $41,281,000 from net income of $11,551,000 for the same period in 2020. The change in earnings was primarily driven by a decrease in revenue. This decrease was driven by an increase in ceded premiums earned as a result of changes made to our reinsurance structure at December 31, 2020 and June 1, 2021. Details of these changes are disclosed in Part I, "Reinsurance" above. Additionally, we experienced a decrease in gross written premiums during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as described below. We also experienced increased loss and LAE during the six months ended June 30, 2021, driven by prior year development as the result of litigation trends and current year catastrophe losses incurred.

Revenue

Our gross written premiums decreased $36,772,000, or 4.7%, to $738,062,000 for the six months ended June 30, 2021 from $774,834,000 for the same period in 2020. This decrease was driven primarily by a decrease in assumed premiums due to the termination of a contract which includes commercial property business assumed from unaffiliated insurers. In addition, we have experienced decreases in written premiums across our personal lines business, due to underwriting actions taken at the end of 2020. Our commercial written premiums have increased year over year, offsetting the personal lines decrease in Florida, resulting in a net increase for the region. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2021	2020	Change
Direct Written and Assumed Premium by Region (1)
Florida	$477,313	$456,804	$20,509
Gulf	120,273	126,799	(6,526)
Northeast	88,494	97,986	(9,492)
Southeast	51,890	62,078	(10,188)
Total direct written premium by region	737,970	743,667	(5,697)
Assumed premium (2)	92	31,167	(31,075)
Total gross written premium by region	$738,062	$774,834	$(36,772)

Gross Written Premium by Line of Business
Personal property	$474,040	$532,581	$(58,541)
Commercial property	264,022	242,253	21,769
Total gross written premium by line of business	$738,062	$774,834	$(36,772)
(1) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2021 and 2020 is primarily commercial property business assumed from unaffiliated insurers.

	Six Months Ended June 30,
New and Renewal Policies By Region (1)	2021	2020	Change
Florida	113,395	136,164	(22,769)
Northeast	63,099	74,239	(11,140)
Gulf	60,544	76,546	(16,002)
Southeast	35,393	49,653	(14,260)
Total	272,431	336,602	(64,171)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

Expenses

UNITED INSURANCE HOLDINGS CORP.

Expenses for the six months ended June 30, 2021 decreased $2,742,000, or 0.7%, to $376,323,000 from $379,065,000 for the same period in 2020. The decrease in expenses was primarily due to a $29,300,000 decrease in our policy acquisition costs, and a $5,428,000 decrease in our general and administrative expenses. These were offset by a $29,315,000 increase in our loss and LAE and a $3,023,000 increase in our operating expenses.

	Six Months Ended June 30,
	2021	2020	Change
Net loss and LAE	$233,845	$204,530	$29,315
% of Gross earned premiums	32.8%	29.7%	3.1 pts
% of Net earned premiums	80.2%	54.2%	26.0 pts
Less:
Current year catastrophe losses	$64,222	$46,917	$17,305
Prior year reserve (favorable) development	29,397	(1,952)	31,349
Underlying loss and LAE (1)	$140,226	$159,565	$(19,339)
% of Gross earned premiums	19.7%	23.2%	(3.5) pts
% of Net earned premiums	48.1%	42.3%	5.8 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Six Months Ended June 30,
	2021	2020	Change
Policy acquisition costs	$82,148	$111,448	$(29,300)
Operating and underwriting	26,704	23,681	3,023
General and administrative	28,994	34,422	(5,428)
Total operating expenses	$137,846	$169,551	$(31,705)
% of Gross earned premiums	19.3%	24.6%	(5.3) pts
% of Net earned premiums	47.3%	45.0%	2.3 pts

Loss and LAE increased $29,315,000, or 14.3%, to $233,845,000 for the six months ended June 30, 2021 from $204,530,000 for the same period in 2020. Loss and LAE expense as a percentage of net earned premiums increased 26.0 points to 80.2% for the six months ended June 30, 2021, compared to 54.2% for the same period in 2020.

Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2021 was 19.7%, a decrease of 3.5 points from 23.2% during the six months ended June 30, 2020, representing an improvement in current year non-catastrophe loss and LAE expenses.

Policy acquisition costs decreased $29,300,000, or 26.3%, to $82,148,000 for the six months ended June 30, 2021 from $111,448,000 for the same period in 2020. The primary driver of the decrease was an increase of $33,096,000 in ceding commission income as a result of changes made to the terms of our quota share agreements. In addition, there was a $6,760,000 decrease in the Company's assumed ceding commission expense due to the termination of the contract which included commercial property business assumed from unaffiliated insurers. This was partially offset by a $12,010,000 increase in external management fees incurred during 2021 as a result of an increased volume of commercial written premium.

Operating expenses increased $3,023,000, or 12.8%, to $26,704,000 for the six months ended June 30, 2021 from $23,681,000 for the same period in 2020, primarily due to increased investments in technology of $5,141,000. This was offset by decreased credit scoring expenses of $1,429,000.

General and administrative expenses decreased $5,428,000, or 15.8%, to $28,994,000 for the six months ended June 30, 2021 from $34,422,000 for the same period in 2020 primarily due to a decrease in salary related expenses of $4,398,000. This decrease is driven by the increase in the allocation of claims adjuster payroll related costs to loss and LAE from general and administrative expenses in 2021. We also experienced decreased spending on professional services in 2021 of $791,000.

LIQUIDITY AND CAPITAL RESOURCES

UNITED INSURANCE HOLDINGS CORP.

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

During the three-months ended June 30, 2021, the Company made a capital contribution of $10,000,000 to our insurance subsidiary, ACIC. During the six-months ended June 30, 2021, IIC paid a dividend of $3,500,000 to the Company. In addition, the Company made capital contributions of $3,500,000 and $10,000,000 to our insurance subsidiaries, FSIC and ACIC, respectively. During the three months ended June 30, 2020, the Company made a capital contribution to our reinsurance subsidiary, UPC Re, of $3,000,000. During the six months ended June 30, 2020, the Company also made a $12,000,000 capital contribution to our insurance subsidiary, UPC, and IIC paid a dividend of $12,000,000 to the Company. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. However, during the six-month period ended June 30, 2021, the disruptions did not have an impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving national and global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

Cash Flows for the six-months ended June 30, 2021 and 2020 (in millions)

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

During the six-months ended June 30, 2021, we had cash outflows of $28,261,000 compared to cash inflows of $139,320,000 during the six-months ended June 30, 2020. This change can be attributed primarily to the increase in our reinsurance recoverable on paid and unpaid losses balance at June 30, 2021 compared to June 30, 2020. This increase can be attributed primarily to our prior year and current year catastrophe losses. We experienced unprecedented catastrophe activity in the second half of 2020, resulting in increased ceding to our catastrophe reinsurance contracts. In addition, changes to our quota share agreements, disclosed in Part I, "Reinsurance" above, increased our reinsurance recoverables as our cession percentage and covered premium increased for the first five months of 2021. In addition, during the six months ended June 30, 2021, in connection with our renewal rights agreement for all Northeast business excluding New York, HCI issued 100,000 shares of common stock to UPC. The fair value of the HCI common stock at the date of issuance was $5,007,000.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the six-months ended June 30, 2021, we had net sales of investments totaling $54,649,000 compared to net purchases of investments totaling $131,280,000 during the six-months ended June 30, 2020.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the six-months ended June 30, 2021, cash used in financing activities increased $331,000 to $6,242,000 compared to $5,911,000 for the six-months ended June 30, 2020. The outflow for both periods was primarily due to our dividend payments made in each quarter. The increase year over year can be attributed to the timing of our repayment of our long-term debt borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

During the six-months ended June 30, 2021, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2020. We had no material changes in our market risk during the six-months ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2021, we were not involved in any material non-claims-related legal actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six-months ended June 30, 2021, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

UNITED INSURANCE HOLDINGS CORP.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

3.1	Certificate of Amendment to United Insurance Holdings Corp.'s Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Form 8-K filed on July 2, 2021, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

August 6, 2021	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

August 6, 2021	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)