Form 10-Q
period 2021-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2021-11-15
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of November 11, 2021, 43,205,774 shares of common stock, par value $0.0001 per share, were outstanding.

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $888,655 and $926,714, respectively)	$884,940	$940,011
Equity securities	29,407	7,445
Other investments (amortized cost of $25,893 and $47,535, respectively)	27,651	47,595
Total investments	$941,998	$995,051
Cash and cash equivalents	188,275	239,420
Restricted cash	32,782	62,078
Total cash, cash equivalents and restricted cash	$221,057	$301,498
Accrued investment income	3,983	4,680
Property and equipment, net	31,940	34,187
Premiums receivable, net (credit allowance of $25 and $140, respectively)	63,199	87,339
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $768 and $386, respectively)	1,351,731	821,156
Ceded unearned premiums	473,482	384,588
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	77,679	74,414
Intangible assets, net	19,186	21,930
Other assets, net (credit allowance of $— and $20, respectively)	71,286	51,053
Total Assets	$3,328,586	$2,848,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,509,477	$1,089,966
Unearned premiums	717,936	723,938
Reinsurance payable on premiums	336,113	241,636
Payments outstanding	135,760	77,912
Accounts payable and accrued expenses	72,563	91,173
Operating lease liability	2,038	2,311
Other liabilities	56,891	46,365
Notes payable, net	157,152	158,041
Total Liabilities	$2,987,930	$2,431,342
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,362,943 and 43,250,731 issued, respectively; 43,207,390 and 43,075,877 outstanding, respectively	4	4
Additional paid-in capital	393,844	393,122
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	(3,006)	9,693
Retained earnings (deficit)	(70,000)	(6,635)
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$320,411	$395,753
Noncontrolling interests (NCI)	20,245	21,846
Total Stockholders' Equity	$340,656	$417,599
Total Liabilities and Stockholders' Equity	$3,328,586	$2,848,941
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE:
Gross premiums written	$322,493	$365,819	$1,060,555	$1,140,653
Change in gross unearned premiums	30,968	(11,828)	6,002	(97,904)
Gross premiums earned	353,461	353,991	1,066,557	1,042,749
Ceded premiums earned	(200,190)	(165,250)	(621,877)	(476,930)
Net premiums earned	153,271	188,741	444,680	565,819
Net investment income	3,471	6,010	10,737	18,834
Net realized investment gains	5,537	24,968	5,916	24,959
Net unrealized gains (losses) on equity securities	(3,293)	(11,552)	1,709	(17,456)
Other revenue	3,754	4,566	16,941	13,278
Total revenue	162,740	212,733	479,983	605,434
EXPENSES:
Losses and loss adjustment expenses	102,769	218,652	336,614	423,182
Policy acquisition costs	46,925	58,735	129,073	170,183
Operating expenses	15,429	14,483	42,133	38,164
General and administrative expenses	13,940	19,224	42,934	53,646
Interest expense	2,378	2,210	7,010	7,194
Total expenses	181,441	313,304	557,764	692,369
Loss before other income	(18,701)	(100,571)	(77,781)	(86,935)
Other income	101	18	126	60
Loss before income taxes	(18,600)	(100,553)	(77,655)	(86,875)
Benefit for income taxes	(3,482)	(26,685)	(20,656)	(24,933)
Net Loss	$(15,118)	$(73,868)	$(56,999)	$(61,942)
Less: Net income (loss) attributable to NCI	(796)	204	(1,396)	579
Net loss attributable to UIHC	$(14,322)	$(74,072)	$(55,603)	$(62,521)
OTHER COMPREHENSIVE LOSS:
Change in net unrealized gains (losses) on investments	2,401	27,884	(11,096)	52,106
Reclassification adjustment for net realized investment gains	(5,537)	(24,968)	(5,916)	(24,959)
Income tax benefit (expense) related to items of other comprehensive loss	744	(707)	4,108	(6,582)
Total comprehensive loss	$(17,510)	$(71,659)	$(69,903)	$(41,377)
Less: Comprehensive income (loss) attributable to NCI	(844)	208	(1,601)	731
Comprehensive loss attributable to UIHC	$(16,666)	$(71,867)	$(68,302)	$(42,108)

Weighted average shares outstanding
Basic	42,971,535	42,893,205	42,940,458	42,853,364
Diluted	42,971,535	42,893,205	42,940,458	42,853,364

Earnings available to UIHC common stockholders per share
Basic	$(0.33)	$(1.73)	$(1.29)	$(1.46)
Diluted	$(0.33)	$(1.73)	$(1.29)	$(1.46)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2020	43,068,379	$4	$392,633	$(431)	$29,527	$106,534	$528,267	$21,250	$549,517
Net income (loss)	—	—	—	—	—	(74,072)	(74,072)	204	(73,868)
Other comprehensive income, net	—	—	—	—	2,205	—	2,205	4	2,209
Stock Compensation	12,031	—	121	—	—	—	121	—	121
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,581)	(2,581)	—	(2,581)
September 30, 2020	43,080,410	$4	$392,754	$(431)	$31,732	$29,881	$453,940	$21,458	$475,398

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2021	43,227,957	$4	$393,524	$(431)	$(662)	$(53,102)	$339,333	$21,089	$360,422
Net income (loss)	—	—	—	—	—	(14,322)	(14,322)	(796)	(15,118)
Other comprehensive income, net	—	—	—	—	(2,344)	—	(2,344)	(48)	(2,392)
Stock Compensation	(20,567)	—	320	—	—	—	320	—	320
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,576)	(2,576)	—	(2,576)
September 30, 2021	43,207,390	$4	$393,844	$(431)	$(3,006)	$(70,000)	$320,411	$20,245	$340,656

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2019	43,028,074	$4	$391,852	$(431)	$11,319	$100,394	$503,138	$20,727	$523,865
Net income (loss)	—	—	—	—	—	(62,521)	(62,521)	579	(61,942)
Other comprehensive income, net	—	—	—	—	20,413	—	20,413	152	20,565
Reclassification due to adoption of ASU 2016-13	—	—	—	—	—	(262)	(262)	—	(262)
Stock Compensation	52,336	—	902	—	—	—	902	—	902
Cash dividends on common stock ($0.18 per common share)	—	—	—	—	—	(7,730)	(7,730)	—	(7,730)
September 30, 2020	43,080,410	$4	$392,754	$(431)	$31,732	$29,881	$453,940	$21,458	$475,398

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2020	43,075,877	$4	$393,122	$(431)	$9,693	$(6,635)	$395,753	$21,846	$417,599
Net loss	—	—	—	—	—	(55,603)	(55,603)	(1,396)	(56,999)
Other comprehensive loss, net	—	—	—	—	(12,699)	—	(12,699)	(205)	(12,904)
Stock Compensation	131,513	—	722	—	—	—	722	—	722
Cash dividends on common stock ($0.18 per common share)	—	—	—	—	—	(7,762)	(7,762)	—	(7,762)
September 30, 2021	43,207,390	$4	$393,844	$(431)	$(3,006)	$(70,000)	$320,411	$20,245	$340,656

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(56,999)	$(61,942)
Adjustments to reconcile net income (losses) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,045	7,875
Bond amortization and accretion	6,831	4,686
Net realized gains on investments	(5,916)	(24,959)
Net unrealized losses on equity securities	(1,709)	17,456
Provision for uncollectable premiums	115	(132)
Provision for uncollectable reinsurance recoverables	(382)	(368)
Provision for uncollectable notes receivable	20	(51)
Deferred income taxes, net	(20,535)	(1,172)
Stock based compensation	738	988
Stock received as consideration for renewal rights agreement	(5,007)	—
Fixed asset disposal	18	—
Changes in operating assets and liabilities:
Accrued investment income	697	210
Premiums receivable	24,025	(12,113)
Reinsurance recoverable on paid and unpaid losses	(530,193)	(230,050)
Ceded unearned premiums	(88,894)	(132,770)
Deferred policy acquisition costs, net	(3,265)	(14,517)
Other assets	4,389	(30,065)
Unpaid losses and loss adjustment expenses	419,511	321,769
Unearned premiums	(6,002)	97,904
Reinsurance payable on premiums	94,477	181,580
Payments outstanding	57,848	10,950
Accounts payable and accrued expenses	(18,610)	11,065
Operating lease liability	(273)	1,918
Other liabilities	10,527	16,330
Net cash provided by (used in) operating activities	$(109,544)	$164,592
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	209,021	147,551
Equity securities	11,121	114,575
Other investments	64,097	2,928
Purchases of:
Fixed maturities	(177,301)	(265,685)
Equity securities	(22,575)	(26,497)
Other investments	(42,521)	(32,465)
Cost of property, equipment and capitalized software acquired	(3,818)	(9,463)
Disposal of property, equipment and capitalized software	—	2,914
Net cash provided provided by (used in) investing activities	$38,024	$(66,142)
FINANCING ACTIVITIES
Repayments of borrowings	(1,143)	(1,143)
Dividends	(7,762)	(7,730)
Tax withholding payment related to net settlement of equity awards	(16)	(86)
Net cash used in financing activities	$(8,921)	$(8,959)
Increase (decrease) in cash, cash equivalents and restricted cash	(80,441)	89,491
Cash, cash equivalents and restricted cash at beginning of period	301,498	287,057
Cash, cash equivalents and restricted cash at end of period	$221,057	$376,548
Supplemental Cash Flows Information
Interest paid	$4,809	$4,828
Income taxes paid (refunded)	$(5,119)	$1,015
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

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

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent that manages substantially all aspects of UPC and FSIC's business, as well as JIC's personal residential business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC, FSIC, ACIC and IIC; AmCo Holding Company, LLC (AmCo) and Family Security Holdings, LLC (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; Skyway Reinsurance Services, LLC, which provides reinsurance brokerage services for our insurance companies; Skyway Legal Services, LLC, which provides claims litigation services to our insurance companies; and Skyway Technologies, LLC, a managing general agent that provides technological and distribution services to our insurance companies.

Our primary products are homeowners' and commercial residential property insurance. We currently offer personal residential insurance in 11 states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in three states: Florida, South Carolina, and Texas. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states.

Effective December 31, 2020, we entered into a quota share reinsurance agreement with Homeowners Choice Property and Casualty, Inc (HCPCI). Under the terms of this agreement, HCPCI provided 69.5% quota share reinsurance on in-force, new, and renewal policies in Connecticut, Massachusetts, New Jersey, and Rhode Island effective December 31, 2020, until June 1, 2021.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap Insurance Company (TypTap). Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. HCPCI is responsible for processing all claims as a part of this agreement.

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
September 30, 2021
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

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended September 30, 2021.

We did not incur material claims or significant disruptions to our business for the three and nine-months ended September 30, 2021. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

3)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at September 30, 2021 and December 31, 2020:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
U.S. government and agency securities	$103,655	$569	$2,008	$102,216
Foreign government	4,896	102	13	4,985
States, municipalities and political subdivisions	105,203	885	995	105,093
Public utilities	31,376	257	567	31,066
Corporate securities	299,271	3,384	3,611	299,044
Mortgage-backed securities	259,730	1,691	3,708	257,713
Asset-backed securities	79,992	333	162	80,163
Redeemable preferred stocks	4,532	137	9	4,660
Total fixed maturities	$888,655	$7,358	$11,073	$884,940

December 31, 2020
U.S. government and agency securities	$129,417	$1,147	$139	$130,425
Foreign government	1,374	142	—	1,516
States, municipalities and political subdivisions	132,336	2,318	272	134,382
Public utilities	29,526	482	28	29,980
Corporate securities	285,814	6,633	118	292,329
Mortgage-backed securities	285,639	3,039	466	288,212
Asset-backed securities	56,351	525	219	56,657
Redeemable preferred stocks	6,257	266	13	6,510
Total fixed maturities	$926,714	$14,552	$1,255	$940,011

Equity securities are summarized as follows:

	September 30, 2021		December 31, 2020
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$22,838	77.7%	$152	2.0%
Nonredeemable preferred stocks	6,569	22.3	7,293	98.0
Total equity securities	$29,407	100.0%	$7,445	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine-months ended September 30, 2021 and 2020, respectively:

	2021		2020
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$293	$50,112	$708	$47,153
Equity securities	5,505	10,512	26,724	97,725
Short-term investments	—	14,655	—	1,275
Total realized gains	5,798	75,279	27,432	146,153
Fixed maturities	(236)	16,086	(45)	1,203
Equity securities	—	56	(2,419)	9,509
Short-term investments	(25)	23,974	—	—
Total realized losses	(261)	40,116	(2,464)	10,712
Net realized investment gains (losses)	$5,537	$115,395	$24,968	$156,865
Nine Months Ended September 30,
Fixed maturities	$1,012	$161,314	$1,425	$139,609
Equity securities	5,507	10,535	27,550	101,696
Short-term investments	—	29,485	—	1,346
Total realized gains	6,519	201,334	28,975	242,651
Fixed maturities	(544)	47,707	(439)	7,942
Equity securities	(18)	575	(3,577)	12,879
Short-term investments	(41)	31,958	—	128
Total realized losses	(603)	80,240	(4,016)	20,949
Net realized investment gains (losses)	$5,916	$281,574	$24,959	$263,600

The table below summarizes our fixed maturities at September 30, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2021
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$66,172	7.4%	$66,609	7.5%
Due after one year through five years	263,885	29.7	265,546	30.0
Due after five years through ten years	206,617	23.3	203,091	22.9
Due after ten years	12,258	1.4	11,818	1.3
Asset and mortgage-backed securities	339,723	38.2	337,876	38.3
Total	$888,655	100.0%	$884,940	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturities	$3,091	$5,744	$10,113	$16,806
Equity securities	184	467	512	1,966
Cash and cash equivalents	2	30	99	767
Other investments	558	62	843	17
Other assets	(92)	12	20	114
Investment income	3,743	6,315	11,587	19,670
Investment expenses	(272)	(305)	(850)	(836)
Net investment income	$3,471	$6,010	$10,737	$18,834

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

During the three and nine-months ended September 30, 2021, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at September 30, 2021. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2021
U.S. government and agency securities	81	$1,978	$73,886	10	$30	$4,730
Foreign governments	2	13	3,516	—	—	—
States, municipalities and political subdivisions	77	948	63,480	2	47	1,292
Public utilities	24	567	23,890	—	—	—
Corporate securities	227	3,596	197,453	2	15	588
Mortgage-backed securities	176	3,597	185,606	14	111	3,271
Asset-backed securities	58	103	35,080	4	59	1,759
Redeemable preferred stocks	1	2	89	1	7	92
Total fixed maturities	646	$10,804	$583,000	33	$269	$11,732

December 31, 2020
U.S. government and agency securities	44	$129	$40,341	18	$10	$10,482
States, municipalities and political subdivisions	22	272	30,538	—	—	—
Public utilities	8	28	9,472	—	—	—
Corporate securities	40	116	25,052	3	2	753
Mortgage-backed securities	87	397	100,171	8	69	3,479
Asset-backed securities	21	207	17,682	1	12	988
Redeemable preferred stocks	5	13	358	—	—	—
Total fixed maturities	227	$1,162	$223,614	30	$93	$15,702
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2021 and December 31, 2020. Changes in interest rates subsequent to September 30, 2021 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
September 30, 2021
U.S. government and agency securities	$102,216	$—	$102,216	$—
Foreign government	4,985	—	4,985	—
States, municipalities and political subdivisions	105,093	—	105,093	—
Public utilities	31,066	—	31,066	—
Corporate securities	299,044	—	299,044	—
Mortgage-backed securities	257,713	—	257,713	—
Asset-backed securities	80,163	—	80,163	—
Redeemable preferred stocks	4,660	814	3,846	—
Total fixed maturities	884,940	814	884,126	—
Mutual funds	22,838	17,193	5,645	—
Other common stocks	—	—	—	—
Non-redeemable preferred stocks	6,569	6,569	—	—
Total equity securities	29,407	23,762	5,645	—
Other investments (1)	8,418	300	8,118	—
Total investments	$922,765	$24,876	$897,889	$—

December 31, 2020
U.S. government and agency securities	$130,425	$—	$130,425	$—
Foreign government	1,516	—	1,516	—
States, municipalities and political subdivisions	134,382	—	134,382	—
Public utilities	29,980	—	29,980	—
Corporate securities	292,329	—	292,329	—
Mortgage-backed securities	288,212	—	288,212	—
Asset-backed securities	56,657	—	56,657	—
Redeemable preferred stocks	6,510	1,554	4,956	—
Total fixed maturities	940,011	1,554	938,457	—
Mutual Funds	152	152	—	—
Non-redeemable preferred stocks	7,293	7,293	—	—
Total equity securities	7,445	7,445	—	—
Other investments (1)	38,002	300	37,702	—
Total investments	$985,458	$9,299	$976,159	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at September 30, 2021 and December 31, 2020.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2021 and December 31, 2020, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, Truist Financial Corporation (Truist) (formerly known as Branch Banking & Trust Corporation or BB&T), and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended September 30, 2021, we transferred no investments between levels.

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

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Condensed Consolidated Balance Sheets, and these investments are currently being measured at estimated fair value utilizing a net asset value per share (or its equivalent) practical expedient.

The information presented in the table below is as of September 30, 2021:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
Limited partnership investments (1)	$17,471	$1,822	$60	$19,233
Certificates of deposit	300	—	—	300
Short-term investments	8,122	—	4	8,118
Total other investments	$25,893	$1,822	$64	$27,651
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

The following table presents the components of restricted assets:

	September 30, 2021	December 31, 2020
Trust funds	$31,740	$61,142
Cash on deposit (regulatory deposits)	1,042	936
Total restricted cash	$32,782	$62,078

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021
In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	September 30, 2021	December 31, 2020
Invested assets on deposit (regulatory deposits)	$3,384	$4,023

4)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to UIHC common stockholders	$(14,322)	$(74,072)	$(55,603)	$(62,521)

Denominator:
Weighted-average shares outstanding	42,971,535	42,893,205	42,940,458	42,853,364
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	42,971,535	42,893,205	42,940,458	42,853,364

Earnings available to UIHC common stockholders per share
Basic	$(0.33)	$(1.73)	$(1.29)	$(1.46)
Diluted	$(0.33)	$(1.73)	$(1.29)	$(1.46)

See Note 15 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

5)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Land	$2,114	$2,114
Building and building improvements	9,211	9,211
Computer hardware and software (software in progress of $139 and $1,485, respectively)	38,908	41,910
Office furniture and equipment	3,067	3,172
Leasehold improvements	753	768
Leased vehicles(1)	2,308	2,346
Total, at cost	56,361	59,521
Less: accumulated depreciation and amortization	(24,421)	(25,334)
Property and equipment, net	$31,940	$34,187
(1) Includes vehicles under capital leases. See Note 10 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021
Depreciation and amortization expense under property and equipment was $1,893,000 and $2,002,000 for the three months ended September 30, 2021 and 2020, respectively, and $6,047,000 and $4,397,000 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we disposed of computer hardware and software totaling $1,961,000, primarily related to the retirement of one of our claim systems. This system was fully depreciated prior to disposal.

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at September 30, 2021 and December 31, 2020, was $73,045,000. There was no goodwill acquired or disposed of during the three or nine-month periods ended September 30, 2021 and 2020.

We completed our most recent goodwill impairment testing during the fourth quarter of 2020 and determined that there was no impairment in the value of the asset as of December 31, 2020.

No impairment loss in the value of goodwill was recognized during the three or nine-month periods ended September 30, 2021 and 2020. Additionally, there was no accumulated impairment related to goodwill at September 30, 2021 or December 31, 2020.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Intangible assets subject to amortization	$15,429	$18,173
Indefinite-lived intangible assets(1)	3,757	3,757
Total	$19,186	$21,930
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2021
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	5.5	34,661	(21,254)	13,407
Trade names acquired	2.5	6,381	(4,359)	2,022
Total		$83,830	$(68,401)	$15,429

December 31, 2020
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.1	34,661	(19,116)	15,545
Trade names acquired	3.3	6,381	(3,753)	2,628
Total		$83,830	$(65,657)	$18,173

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and nine-months ended September 30, 2021 and 2020.

Amortization expense of our intangible assets was $812,000 and $1,043,000 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense of our intangible assets was $2,744,000 and $3,224,000 for the nine months ended September 30, 2021 and 2020, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2021 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2021	$812
2022	3,246
2023	3,246
2024	2,640
2025	2,438
2026	2,438

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

Effective January 1, 2021, we renewed our all other perils catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000. During the nine months ended September 30, 2021, we ceded $91,127,000. As a result of Winter Storm Uri, we incurred reinstatement premiums totaling $14,732,000 related to this agreement as of September 30, 2021.

The quota share agreements, effective June 1, 2020 to May 31, 2021, provided coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. Effective December 31, 2020, we extended these agreements that were set to expire on May 31, 2021. The cession rate of this extension is comprised of a quota share cession of 23.0% through May 31, 2022, which covers UPC, FSIC, and was amended to include ACIC as a part of the extension, with the remaining 7.5% covering UPC and FSIC only, which was nonrenewed at June 1, 2021. For all catastrophe perils, the quota share agreements provide ground-up protection effectively reducing our retention for catastrophe losses.

In addition, effective June 1, 2021 our quota share agreements were modified to exclude policies in New York. This modification was made as the result of our 100% internal quota share agreement, effective June 1, 2021, which cedes 100% of UPC's in-force, new, and renewal policies in the state of New York to our subsidiary IIC.

Effective December 31, 2020, we entered into a quota share reinsurance agreement with HCPCI. Under the terms of this agreement, HCPCI provided 69.5% quota share reinsurance on in-force, new and renewal policies in Connecticut, Massachusetts, New Jersey, and Rhode Island effective December 31, 2020 through June 1, 2021.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap. Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. As a result, our quota share and excess of loss agreements were modified to exclude policies in these states effective June 1, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

Reinsurance recoverable at the balance sheet dates consists of the following:

	September 30,	December 31,
	2021	2020
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$1,153,799	$674,746
Reinsurance recoverable on paid losses and loss adjustment expenses	197,932	146,410
Reinsurance recoverable	$1,351,731	$821,156
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses, more information related to this allowance can be found in Note 11.

We write the majority of our flood insurance policies under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $380,000 and $431,000 for the three month periods ended September 30, 2021 and 2020, respectively, and $1,270,000 and $1,195,000 for the nine month periods ended September 30, 2021 and 2020, respectively.

8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the nine-months ended September 30, 2021 and 2020 on a GAAP basis:

	September 30,
	2021	2020
Balance at January 1	$1,089,966	$760,357
Less: reinsurance recoverable on unpaid losses	674,746	482,315
Net balance at January 1	$415,220	$278,042

Incurred related to:
Current year	305,270	429,347
Prior years	31,344	(6,165)
Total incurred	$336,614	$423,182
Paid related to:
Current year	152,415	195,728
Prior years	243,741	125,085
Total paid	$396,156	$320,813

Net balance at September 30	$355,678	$380,411
Plus: reinsurance recoverable on unpaid losses	1,153,799	701,715
Balance at September 30	$1,509,477	$1,082,126

Composition of reserve for unpaid losses and LAE:
Case reserves	$499,311	$361,672
IBNR reserves	1,010,166	720,454
Balance at September 30	$1,509,477	$1,082,126

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2020, along with our assessment of litigation claim trends that developed during 2021, we believe

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021
that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had adverse development in 2021 related to prior year losses. This adverse development came as a result of the strengthening of our reserves based on increased litigation related to claims being filed in the state of Florida. The loss payments made by the Company during the nine months ended September 30, 2021 were higher than the loss payments made during the nine months ended September 30, 2020, due to the settling of claims related to the unprecedented catastrophe activity that took place in 2020. Case and IBNR reserves increased when compared to the prior period as a result of Winter Storm Uri which occurred in the first quarter of 2021 and Hurricane Ida which made landfall in the third quarter of 2021. Reinsurance recoverable on unpaid losses increased as a result of the higher frequency of 2020 catastrophe activity coupled with increases in our ceded losses related to Hurricane Irma, Winter Storm Uri, and Hurricane Ida. In addition, we increased losses ceded to our quota share agreements, due to the changes outlined in Note 7 of these financial statements.
9)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of September 30, 2021 and December 31, 2020:

		Effective Interest Rate	Carrying Value at
	Maturity		September 30, 2021	December 31, 2020
Senior Notes	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	1.49%	5,882	6,765
Truist Term Note Payable	May 26, 2031	1.75%	3,351	3,611
Total long-term debt			$159,233	$160,376

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

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date)

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021
immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At September 30, 2021, we were in compliance with the covenants in the Senior Notes.

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 0.00% at the end of September 2021. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2021, we were in compliance with the covenants in the SBA Note.

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

In addition, the Truist Note requires that we establish and maintain with Truist at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our corporate headquarters, which has been pledged to the bank as security for the loan. Effective June 2, 2021, our Truist Note Agreement was amended to remove all financial convents, therefore, at September 30, 2021, the financial covenants were no longer in effect.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the nine months ended September 30, 2021 and 2020:

	2021	2020
Balance at January 1,	$2,335	$2,673
Additions	—	—
Amortization	(254)	(254)
Balance at September 30,	$2,081	$2,419

10)    COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in claims-related legal actions arising in the ordinary course of business. We accrue amounts resulting from claims-related legal actions in unpaid losses and LAE during the period that we determine an unfavorable outcome

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021
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

At September 30, 2021, we were not involved in any material non-claims-related legal actions.

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining five limited partnership investments. The amount of unfunded commitments was $1,974,000 and $2,056,000 at September 30, 2021 and December 31, 2020, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Other assets	$1,832	$2,168
Financing lease assets	Property and equipment, net	677	1,214
Total lease assets		$2,509	$3,382

Liabilities
Operating lease liabilities	Operating lease liability	$2,038	$2,311
Financing lease liabilities	Other liabilities	21	36
Total lease liabilities		$2,059	$2,347

The components of lease expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$161	$174	$492	$469
Financing lease expense:
Amortization of leased assets	207	184	598	511
Interest on lease liabilities	—	—	1	1
Net lease expense	$368	$358	$1,091	$981

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

At September 30, 2021, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2021	$156	$5	$161
2022	636	15	651
2023	619	4	623
2024	602	417	1,019
2025	257	—	257
Thereafter	1,193	—	1,193
Total undiscounted future minimum lease payments	3,463	441	3,904
Less: Imputed interest	(1,425)	(420)	(1,845)
Present value of lease liabilities	$2,038	$21	$2,059

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (months)
Operating leases	55	67
Financing leases	19	23

Weighted average discount rate
Operating leases	3.60%	3.57%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$35	$27	$68	$505

Right-of-use assets obtained in exchange for new operating lease liabilities	14	—	—	2,136
Right-of-use assets obtained in exchange for new financing lease liabilities	37	28	70	522

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
September 30, 2021
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

The following tables summarize our allowance for expected credit losses by pooled asset for the nine-months ended September 30, 2021 and 2020:

September 30, 2021
	December 31, 2020	Provision for expected credit losses	Write-offs	September 30, 2021
Premiums Receivable	$140	$(176)	$61	$25
Reinsurance Recoverables	386	382	—	768
Note Receivable	20	(20)	—	—
Total	$546	$186	$61	$793

September 30, 2020
	December 31, 2019	Provision for expected credit losses	Write-offs	September 30, 2020
Premiums Receivable	$165	$(235)	$202	$132
Reinsurance Recoverables	256	112	—	368
Note Receivable	141	(90)	—	51
Total	$562	$(213)	$202	$551

12)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries UPC, ACIC and JIC are domiciled in Florida, while IIC is domiciled in New York. On April 2, 2021, our insurance subsidiary, FSIC, was redomiciled from Hawaii to Florida. At September 30, 2021, and during the three and nine-months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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
September 30, 2021
The SBA Note is considered a surplus note pursuant to statutory accounting principles. As a result, UPC is subject to the authority of the Insurance Commissioner of the State of Florida with regard to its ability to repay principal and interest on the SBA Note. Any payment of principal or interest requires permission from the insurance regulatory authority.

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three and nine-months ended September 30, 2021, our combined recorded statutory net loss was $5,914,000 and $104,684,000, respectively. For the three and nine-months ended September 30, 2020, our combined recorded statutory net loss was $49,155,000 and $37,452,000, respectively.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At September 30, 2021, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at September 30, 2021 and December 31, 2020 was $285,422,000 and $370,720,000, respectively.

13)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive income items within comprehensive loss on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2020	$12,789	$(3,096)	$9,693
Changes in net unrealized losses on investments	(10,826)	2,565	(8,261)
Reclassification adjustment for realized gains	(5,917)	1,479	(4,438)
September 30, 2021	$(3,954)	$948	$(3,006)

14)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2021		2020
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,595	$0.06	$2,571
Second Quarter	0.06	2,591	0.06	2,578
Third Quarter	0.06	2,589	0.06	2,581

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of September 30, 2021, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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
September 30, 2021
basis for time-based restricted stock grants and performance-based restricted stock grants. We record forfeitures as they occur for all stock-based compensation.

The following table presents our total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock-based compensation expense
Pre-tax	$270	$108	$495	$582
Post-tax (1)	213	86	391	460
Director stock-based compensation expense
Pre-tax	66	99	243	406
Post-tax (1)	52	78	192	321
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $3,287,000 of unrecognized stock compensation expense at September 30, 2021 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.5 years. We had approximately $156,000 of unrecognized director stock-based compensation expense at September 30, 2021 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.6 years.

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

We granted 2,551 and 290,577 shares of restricted common stock during the three and nine-month periods ended September 30, 2021, respectively, which had a weighted-average grant date fair value of $3.76 and $6.02 per share, respectively. We granted 37,318 and 384,572 shares of restricted common stock during the three and nine-month periods ended September 30, 2020, respectively, which had a weighted-average grant date fair value of $7.31 and $9.35 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	259,006	$10.06
Granted	290,577	6.02
Less: Forfeited	119,946	8.92
Less: Vested	92,910	9.99
Outstanding as of September 30, 2021	336,727	$7.01

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

2021
Expected annual dividend yield	1.23%
Expected volatility	43.87%
Risk-free interest rate	1.81%
Expected term	6

Expected annual dividend yield for all grants, except our options granted in the current quarter, is based on the current quarterly dividend of $0.06 per share and the stock price on the grant date. The expected annual dividend yield of our options granted in the current quarter is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	144,006	$13.00	8.77	$—
Granted	1,054,707	3.86	—
Less: Forfeited	48,995	8.08	—
Less: Expired	2,503	16.25	—
Less: Exercised	—	—	—
Outstanding as of September 30, 2021	1,147,215	$4.80	9.74	$153

Vested as of September 30, 2021(1)	120,638	$15.31	7.71	$—
Exercisable as of September 30, 2021	61,232	$15.27	7.71	$—
(1) The vested shares and weighted average exercise prices are calculated based on all vested shares at September 30, 2021, inclusive of those that expired during the year. The weighted-average remaining contractual term is calculated based on only vested shares that are outstanding and exercisable at September 30, 2021.

16)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On November 8, 2021, our Board of Directors declared a $0.06 per share quarterly cash dividend payable on November 29, 2021, to stockholders of record on November 22, 2021.

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

Our Company’s primary source of revenue is generated from writing insurance in Florida, Georgia, Louisiana, New York, North Carolina, South Carolina and Texas. The Company also writes policies in Connecticut, Massachusetts, New Jersey, and Rhode Island where renewal rights have been sold and all premiums and losses are ceded. Effective January 1, 2021, we no longer write in the state of Hawaii. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

Our Company, together with our wholly-owned subsidiaries UPC and UIM, entered into a Renewal Rights Agreement, dated as of January 18, 2021 with HCPCI and HCI Group, Inc. (HCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island. The transfer of policies is subject to regulatory approval. The sale was also consummated on January 18, 2021.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap in connection with the renewal rights agreement described above. Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap.

As part of the sale of the renewal rights, HCI issued to UPC 100,000 shares of HCI common stock, no par value, which were subject to a six-month contractual lock-up period.

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC, in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result of underwriting actions implemented during the fourth quarter of 2020 and throughout 2021, our policies in-force decreased by 18.0% from 641,633 policies in-force at September 30, 2020 to 525,969 policies in-force at September 30, 2021.

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

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exception of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended September 30, 2021.

We did not incur material claims or significant disruptions to our business for the three and nine-months ended September 30, 2021. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2021 Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Gross premiums written	$322,493	$365,819	$1,060,555	$1,140,653
Gross premiums earned	353,461	353,991	1,066,557	1,042,749
Net premiums earned	153,271	188,741	444,680	565,819
Total revenues	162,740	212,733	479,983	605,434
Income (loss) before income tax	(18,600)	(100,553)	(77,655)	(86,875)
Consolidated net income (loss) attributable to UIHC	(14,322)	(74,072)	(55,603)	(62,521)
Net income (loss) available to UIHC stockholders per diluted share	$(0.33)	$(1.73)	$(1.29)	$(1.46)

Reconciliation of net income (loss) to core income (loss):
Plus: Non-cash amortization of intangible assets	$812	$1,043	$2,744	$3,224
Less: Realized gains (losses) on investment portfolio	5,537	24,968	5,916	24,959
Less: Unrealized gains (losses) on equity securities	(3,293)	(11,552)	1,709	(17,456)
Less: Net tax impact (1)	(301)	(2,598)	(1,025)	(898)
Core income (loss) (2)	(15,453)	(83,847)	(59,459)	(65,902)
Core income (loss) per diluted share(2)	$(0.36)	$(1.95)	$(1.38)	$(1.54)

Book value per share			$7.42	$10.54
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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE:
Gross premiums written	$322,493	$365,819	$1,060,555	$1,140,653
Change in gross unearned premiums	30,968	(11,828)	6,002	(97,904)
Gross premiums earned	353,461	353,991	1,066,557	1,042,749
Ceded premiums earned	(200,190)	(165,250)	(621,877)	(476,930)
Net premiums earned	153,271	188,741	444,680	565,819
Net investment income	3,471	6,010	10,737	18,834
Net realized investment gains (losses)	5,537	24,968	5,916	24,959
Net unrealized gains (losses) on equity securities	(3,293)	(11,552)	1,709	(17,456)
Other revenue	3,754	4,566	16,941	13,278
Total revenue	162,740	212,733	479,983	605,434
EXPENSES:
Losses and loss adjustment expenses	102,769	218,652	336,614	423,182
Policy acquisition costs	46,925	58,735	129,073	170,183
Operating expenses	15,429	14,483	42,133	38,164
General and administrative expenses	13,940	19,224	42,934	53,646
Interest expense	2,378	2,210	7,010	7,194
Total expenses	181,441	313,304	557,764	692,369
Income (loss) before other income	(18,701)	(100,571)	(77,781)	(86,935)
Other income	101	18	126	60
Income (loss) before income taxes	(18,600)	(100,553)	(77,655)	(86,875)
Provision (benefit) for income taxes	(3,482)	(26,685)	(20,656)	(24,933)
Net income (loss)	$(15,118)	$(73,868)	$(56,999)	$(61,942)
Less: Net income (loss) attributable to noncontrolling interests	(796)	204	(1,396)	579
Net income (loss) attributable to UIHC	$(14,322)	$(74,072)	$(55,603)	$(62,521)
Earnings available to UIHC common stockholders per diluted share	$(0.33)	$(1.73)	$(1.29)	$(1.46)
Book value per share			$7.42	$10.54
Return on equity based on GAAP net income			—%	(16.5)%
Loss ratio, net (1)	67.1%	115.8%	75.7%	74.8%
Expense ratio (2)	49.8%	49.0%	48.2%	46.3%
Combined ratio (3)	116.9%	164.8%	123.9%	121.1%
Effect of current year catastrophe losses on combined ratio	24.1%	74.2%	22.8%	33.0%
Effect of prior year development on combined ratio	1.3%	(2.2)%	7.0%	(1.1)%
Underlying combined ratio (4)	91.5%	92.8%	94.1%	89.2%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine-months ended September 30, 2021, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2020; however, we have made no material changes or additions with regard to those policies and estimates, except for those standards adopted in 2021 as described in Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2021 COMPARED TO DECEMBER 31, 2020

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $1,163,055,000 at September 30, 2021, compared to $1,296,549,000 at December 31, 2020.

The following table summarizes our investments, by type:

	September 30, 2021		December 31, 2020
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$102,216	8.8%	$130,425	10.1%
Foreign government	4,985	0.4%	1,516	0.1%
States, municipalities and political subdivisions	105,093	9.0%	134,382	10.4%
Public utilities	31,066	2.7%	29,980	2.3%
Corporate securities	299,044	25.7%	292,329	22.4%
Mortgage-backed securities	257,713	22.3%	288,212	22.2%
Asset-backed securities	80,163	6.9%	56,657	4.4%
Redeemable preferred stocks	4,660	0.4%	6,510	0.5%
Total fixed maturities	884,940	76.2%	940,011	72.4%
Mutual funds	22,838	2.0%	152	—%
Non-redeemable preferred stocks	6,569	0.6%	7,293	0.6%
Total equity securities	29,407	2.6%	7,445	0.6%
Other investments	27,651	2.4%	47,595	3.7%
Total investments	941,998	81.2%	995,051	76.7%
Cash and cash equivalents	188,275	16.2%	239,420	18.5%
Restricted cash	32,782	2.8%	62,078	4.8%
Total cash, cash equivalents, restricted cash and investments	$1,163,055	100.2%	$1,296,549	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at September 30, 2021 and December 31, 2020 consisted mainly of U.S. government and agency securities, states, municipalities and political

UNITED INSURANCE HOLDINGS CORP.

subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the energy, consumer products, financial, technology and industrial sectors. Most of the corporate bonds we hold reflected a similar diversification. At September 30, 2021, approximately 85.8% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 14.2% were corporate bonds rated “BBB” or "BB".

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

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap. Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. As a result, our quota share and excess of loss agreements were modified to exclude policies in these states effective June 1, 2021.

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

Effective January 1, 2021, we renewed our all other perils catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000. During the nine months ended September 30, 2021, we ceded $91,127,000.

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

In addition, effective June 1, 2021 our quota share agreements were also modified to exclude policies in New York. This modification was made as the result of our 100% internal quota share agreement, effective June 1 2021, which cedes 100% of UPC's in-force, new, and renewal policies in the state of New York to our subsidiary, IIC.

Effective December 31, 2020, we entered into a property quota share reinsurance agreement with HCPCI, effective as of December 31, 2020. According to the terms of this reinsurance contract, UPC Insurance ceded and HCPCI assumed a 69.5% quota share of our personal lines homeowners business in Connecticut, Massachusetts, New Jersey, and Rhode Island on an in-force, new and renewal basis for the period from December 31, 2020 through June 1, 2021.

UNITED INSURANCE HOLDINGS CORP.

Reinsurance costs as a percentage of gross earned premium during the three and nine-month periods ended September 30, 2021 and 2020 were as follows:

	2021	2020
Three Months Ended September 30,
Non-at-Risk	(0.8)%	(2.2)%
Quota Share	(23.9)%	(13.6)%
All Other	(31.9)%	(30.9)%
Total Ceding Ratio	(56.6)%	(46.7)%

Nine Months Ended September 30,
Non-at-Risk	(2.0)%	(2.2)%
Quota Share	(25.3)%	(13.0)%
All Other	(31.0)%	(30.5)%
Total Ceding Ratio	(58.3)%	(45.7)%

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Quota Share (1)	$(80,941)	$(56,006)	$(245,976)	$(156,234)
Excess-of-loss	1,751	(2,295)	(445,697)	$(424,680)
Equipment, identity theft, and cyber security	5,353	(3,938)	(277)	$(10,360)
Flood and inland flood	(6,860)	(6,978)	(18,821)	$(18,427)
Ceded premiums written	$(80,697)	$(69,217)	$(710,771)	$(609,701)
Change in ceded unearned premiums	(119,493)	(96,033)	88,894	$132,771
Ceded premiums earned	$(200,190)	$(165,250)	$(621,877)	$(476,930)
(1) The 2021 quota share ceded written premium includes our quota share agreement with HCPCI.

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

UNITED INSURANCE HOLDINGS CORP.

	2021			2020
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	5	$30,925	20.1%	7	$125,122	66.3%
All other catastrophe loss events	6	6,078	4.0%	6	14,880	7.9%
Total	11	$37,003	24.1%	13	$140,002	74.2%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	7	$34,937	7.9%	10	$130,446	23.0%
All other catastrophe loss events	31	66,288	14.9%	29	56,473	10.0%
Total	38	$101,225	22.8%	39	$186,919	33.0%
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

Unpaid losses and LAE totaled $1,509,477,000 and $1,089,966,000 as of September 30, 2021 and December 31, 2020, respectively. The balance increased from year end as a result of increased current year incurred catastrophe losses primarily related to Winter Storm Uri and Hurricane Ida. This change, along with the prior year adverse development resulting from increased litigation related claims being filed in Florida, resulted in an increase in our reinsurance recoverables on unpaid losses balance at September 30, 2021 compared to December 31, 2020.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

Net losses attributable to UIHC for the three months ended September 30, 2021 decreased $59,750,000, or 80.6%, to a net loss of $14,322,000 for the third quarter of 2021 from $74,072,000 for the same period in 2020. The change in earnings was primarily driven by a decrease in loss and LAE expense during the third quarter of 2021 compared to the third quarter of 2020. This change was driven by our decision to lower the retention related to our Core Catastrophe reinsurance program for the 2021-2022 hurricane season coupled with a lower frequency of catastrophic weather activity when compared to the third quarter of 2020. This was partially offset by a decrease in revenue, driven by increased ceded premium earned as a result of the changes to our quota share reinsurance agreements. Details of these changes are disclosed in Part I, "Reinsurance" above.

Revenue

Our gross written premiums decreased $43,326,000, or 11.8%, to $322,493,000 for the third quarter ended September 30, 2021 from $365,819,000 for the same period in 2020. This decrease was driven primarily by a decline in written premiums across our personal lines business, due to underwriting actions taken at the end of 2020. In addition, we have experienced a decrease in assumed premiums due to the termination of a contract which included commercial property assumed from unaffiliated insurers. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2021	2020	Change
Direct Written and Assumed Premium by Region (1)
Florida	$185,178	$191,858	$(6,680)
Gulf	62,757	73,804	(11,047)
Northeast	49,982	55,871	(5,889)
Southeast	24,464	36,496	(12,032)
Total direct written premium by region	322,381	358,029	(35,648)
Assumed premium (2)	112	7,790	(7,678)
Total gross written premium by region	$322,493	$365,819	$(43,326)

Gross Written Premium by Line of Business
Personal property	$258,109	$302,078	$(43,969)
Commercial property	64,384	63,741	643
Total gross written premium by line of business	$322,493	$365,819	$(43,326)
(1) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium written for 2021 and 2020 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended September 30,
New and Renewal Policies(1) by Region (2)	2021	2020	Change
Florida	54,924	72,268	(17,344)
Gulf	32,256	42,734	(10,478)
Northeast	34,050	40,896	(6,846)
Southeast	14,970	28,154	(13,184)
Total	136,200	184,052	(47,852)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three-months ended September 30, 2021 decreased $131,863,000, or 42.1%, to $181,441,000 from $313,304,000 for the same period in 2020. The decrease in expenses was primarily due to a decrease in loss and LAE expenses of $115,883,000 in the third quarter of 2021 compared to the third quarter of 2020. Additionally, we experienced a $11,810,000 decrease in policy acquisition costs as well as a decrease in general and administrative costs of $5,284,000 in the third quarter of 2021 compared to the third quarter of 2020.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2021	2020	Change
Net loss and LAE	$102,769	$218,652	$(115,883)
% of Gross earned premiums	29.1%	61.8%	(32.7) pts
% of Net earned premiums	67.1%	115.8%	(48.7) pts
Less:
Current year catastrophe losses	$37,003	$140,002	$(102,999)
Prior year reserve (favorable) development	1,947	(4,213)	6,160
Underlying loss and LAE (1)	$63,819	$82,863	$(19,044)
% of Gross earned premiums	18.1%	23.4%	(5.3) pts
% of Net earned premiums	41.6%	43.9%	(2.3) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended September 30,
	2021	2020	Change
Policy acquisition costs	$46,925	$58,735	$(11,810)
Operating and underwriting	15,429	14,483	946
General and administrative	13,940	19,224	(5,284)
Total Operating Expenses	$76,294	$92,442	$(16,148)
% of Gross earned premiums	21.6%	26.1%	(4.5) pts
% of Net earned premiums	49.8%	49.0%	0.8 pts

Loss and LAE decreased by $115,883,000, or 53.0%, to $102,769,000 for the third quarter of 2021 from $218,652,000 for the third quarter of 2020. Loss and LAE expense as a percentage of net earned premiums decreased 48.7 points to 67.1% for the third quarter of 2021, compared to 115.8% for the third quarter of 2020. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2021 would have been 18.1%, a decrease of 5.3 points from 23.4% during the third quarter of 2020.

Policy acquisition costs decreased by $11,810,000, or 20.1%, to $46,925,000 for the third quarter of 2021 from $58,735,000 for the third quarter of 2020, primarily due to an increase in ceding commission income of $10,718,000 related to our quota share reinsurance agreements. In addition, there was a decrease in expenses incurred, such as premium taxes and agent commissions which decreased $2,163,000 and $1,724,000, respectively, which fluctuate in conjunction with the volume of personal lines premium written which decreased quarter over quarter. This was partially offset by a $3,755,000 increase in external management fees incurred during the third quarter of 2021 as a result of an increased volume of commercial written premium.

Operating and underwriting expenses remained relatively flat, decreasing by $946,000, or 6.5%, to $15,429,000 for the third quarter of 2021 from $14,483,000 for the third quarter of 2020.

General and administrative expenses decreased by $5,284,000, or 27.5%, to $13,940,000 for the third quarter of 2021 from $19,224,000 for the third quarter of 2020, primarily due to a $2,414,000 decrease in salary related expenses. This decrease is driven primarily by the increase in the allocation of claims adjuster payroll related costs to loss and LAE from general and

UNITED INSURANCE HOLDINGS CORP.

administrative expenses in 2021. In addition, during the third quarter of 2020, we incurred expenses totaling $2,763,000 related to the discontinuation of plans to build new headquarters, an expense which did not recur in 2021.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

Net losses attributable to UIHC for the nine months ended September 30, 2021 decreased $6,918,000, or 11.1%, to a net loss of $55,603,000 from $62,521,000 for the same period in 2020. The change in earnings was primarily driven by a decrease in loss and LAE experienced during the nine months ended September 2021, which was driven by our decision to lower the retention related to our Core Catastrophe reinsurance program for the 2021-2022 hurricane season coupled with a lower frequency of catastrophic activity when compared to the 2020 and an increase in ceded losses to our quota share reinsurance program. This was partially offset by decreased revenue driven by an increase in ceded premiums earned as a result of changes made to our reinsurance structure at December 31, 2020 and June 1, 2021. Details of these changes are disclosed in Part I, "Reinsurance" above. Additionally, we experienced a decrease in gross written premiums during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as described below.

Revenue

Our gross written premiums decreased $80,098,000, or 7.0%, to $1,060,555,000 for the nine months ended September 30, 2021 from $1,140,653,000 for the same period in 2020. This decrease was driven primarily by a decline in written premiums across our personal lines business, due to underwriting actions taken at the end of 2020. In addition, we experienced a decrease in assumed premiums due to the termination of a contract which includes commercial property business assumed from unaffiliated insurers. Our commercial written premiums have increased year over year, offsetting the personal lines decrease in Florida, resulting in a net increase for the region. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2021	2020	Change
Direct Written and Assumed Premium by Region (1)
Florida	$662,491	$648,662	$13,829
Gulf	183,030	200,603	(17,573)
Northeast	138,476	153,857	(15,381)
Southeast	76,354	98,574	(22,220)
Total direct written premium by region	1,060,351	1,101,696	(41,345)
Assumed premium (2)	204	38,957	(38,753)
Total gross written premium by region	$1,060,555	$1,140,653	$(80,098)

Gross Written Premium by Line of Business
Personal property	$732,149	$834,659	$(102,510)
Commercial property	328,406	305,994	22,412
Total gross written premium by line of business	$1,060,555	$1,140,653	$(80,098)
(1) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina.
(2) Assumed premium for 2021 and 2020 is primarily commercial property business assumed from unaffiliated insurers.

	Nine Months Ended September 30,
New and Renewal Policies By Region (1)	2021	2020	Change
Florida	168,319	208,432	(40,113)
Northeast	97,149	115,135	(17,986)
Gulf	92,800	119,280	(26,480)
Southeast	50,363	77,807	(27,444)
Total	408,631	520,654	(112,023)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the nine months ended September 30, 2021 decreased $134,605,000, or 19.4%, to $557,764,000 from $692,369,000 for the same period in 2020. The decrease in expenses was primarily due to an $86,568,000 decrease in our loss and LAE and a $41,110,000 decrease in our policy acquisition costs. We also experienced a $10,712,000 decrease in our general and administrative expenses year over year. These were partially offset by a $3,969,000 increase in our operating expenses.

	Nine Months Ended September 30,
	2021	2020	Change
Net loss and LAE	$336,614	$423,182	$(86,568)
% of Gross earned premiums	31.6%	40.6%	(9.0) pts
% of Net earned premiums	75.7%	74.8%	0.9 pts
Less:
Current year catastrophe losses	$101,225	$186,919	$(85,694)
Prior year reserve (favorable) development	31,344	(6,165)	37,509
Underlying loss and LAE (1)	$204,045	$242,428	$(38,383)
% of Gross earned premiums	19.1%	23.2%	(4.1) pts
% of Net earned premiums	45.9%	42.8%	3.1 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Nine Months Ended September 30,
	2021	2020	Change
Policy acquisition costs	$129,073	$170,183	$(41,110)
Operating and underwriting	42,133	38,164	3,969
General and administrative	42,934	53,646	(10,712)
Total operating expenses	$214,140	$261,993	$(47,853)
% of Gross earned premiums	20.1%	25.1%	(5.0) pts
% of Net earned premiums	48.2%	46.3%	1.9 pts

Loss and LAE decreased $86,568,000, or 20.5%, to $336,614,000 for the nine months ended September 30, 2021 from $423,182,000 for the same period in 2020. Loss and LAE expense as a percentage of net earned premiums increased 0.9 points to 75.7% for the nine months ended September 30, 2021, compared to 74.8% for the same period in 2020.

Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2021 was 19.1%, a decrease of 4.1 points from 23.2% during the nine months ended September 30, 2020, representing an improvement in current year non-catastrophe loss and LAE expenses.

Policy acquisition costs decreased $41,110,000, or 24.2%, to $129,073,000 for the nine months ended September 30, 2021 from $170,183,000 for the same period in 2020. The primary driver of the decrease was an increase of $50,286,000 in ceding commission income as a result of changes made to the terms of our quota share agreements. In addition, there was a $5,323,000 decrease in the Company's agent commissions and a $3,375,000 decrease in our policy administration fees in 2021, driven by the decrease in our personal lines premiums described above. This was partially offset by a $15,766,000 increase in external management fees incurred during 2021 as a result of an increased volume of commercial written premium.

Operating expenses increased $3,969,000, or 10.4%, to $42,133,000 for the nine months ended September 30, 2021 from $38,164,000 for the same period in 2020, primarily due to increased investments in technology of $7,318,000. This was

UNITED INSURANCE HOLDINGS CORP.

partially offset by a decrease in underwriting expenses of $2,131,000 resulting from the decrease in personal lines business described above as well as a decrease in agent incentive costs of $1,184,000 in 2021.

General and administrative expenses decreased $10,712,000, or 20.0%, to $42,934,000 for the nine months ended September 30, 2021 from $53,646,000 for the same period in 2020 primarily due to a decrease in salary related expenses of $6,812,000. This decrease is driven by the increase in the allocation of claims adjuster payroll related costs to loss and LAE from general and administrative expenses in 2021. In addition, during 2020, we incurred expenses totaling $2,763,000 related to the discontinuation of plans to build new headquarters, an expense which did not recur in 2021.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income, the sale or maturity of invested assets, the incurrence of debt and the issuance of additional shares of our stock. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, acquire subsidiaries and pay associated costs, as well as to repay debts, repurchase stock and purchase investments.

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

During the three months ended September 30, 2021, the Company made capital contributions of $7,000,000 and $2,000,000 to our insurance subsidiaries, UPC and FSIC, respectively. During the nine months ended September 30, 2021, IIC paid a dividend of $3,500,000 to the Company. In addition, the Company made capital contributions of $5,500,000, $7,000,000 and $10,000,000 to our insurance subsidiaries, FSIC, UPC and ACIC, respectively. During the three months ended September 30, 2020, we did not make any capital contributions to any of our subsidiaries. During the nine months ended September 30, 2020, we made capital contributions of $12,000,000 and $3,000,000 to our insurance subsidiary, UPC, and reinsurance subsidiary, UPC Re, respectively. IIC paid a dividend of $12,000,000 to the Company during the nine months ended September 30, 2020. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. However, during the nine month period ended September 30, 2021, the disruptions did not have an impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving national and global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

UNITED INSURANCE HOLDINGS CORP.

Cash Flows for the nine months ended September 30, 2021 and 2020 (in millions)

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

During the nine months ended September 30, 2021, we had cash outflows of $109,573,000 compared to cash inflows of $164,592,000 during the nine months ended September 30, 2020. This change can be attributed primarily to the increase in our reinsurance recoverable on paid and unpaid losses balance at September 30, 2021 compared to September 30, 2020. This increase can be attributed primarily to our current year catastrophe losses, driven by Winter Storm Uri which occured in the first quarter of 2021 and Hurricane Ida which made landfall in August 2021. In addition, changes to our quota share agreements, disclosed in Part I, "Reinsurance" above, increased our reinsurance recoverables as our cession percentage and covered premium increased for the first five months of 2021. In addition, during the nine months ended September 30, 2021, in connection with our renewal rights agreement for all Northeast business excluding New York, HCI issued 100,000 shares of common stock to UPC. The fair value of the HCI common stock at the date of issuance was $5,007,000.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the nine months ended September 30, 2021, we had net purchases of investments totaling $41,842,000 compared to net purchases of investments totaling $59,593,000 during the nine months ended September 30, 2020.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the nine months ended September 30, 2021, cash used in financing activities decreased $67,000 to $8,892,000 compared to $8,959,000 for the nine months ended September 30, 2020. The outflow for both periods was primarily due to our dividend payments made in each quarter. The decrease year over year can be attributed to the timing of our repayment of our long-term debt borrowings.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

During the nine-months ended September 30, 2021, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2020. We had no material changes in our market risk during the nine-months ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, we transitioned to our new Enterprise Resource Planning (ERP) environment as our system of record for financial reporting. The implementation resulted in changes to our Company's business processes which required a modification to the design and operation of certain internal controls over financial reporting. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities through the development and deployment of our new ERP system. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2021, we were not involved in any material non-claims-related legal actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended September 30, 2021, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

10.1	Employment Agreement, dated September 1, 2021, between United Insurance Holdings Corp. and Brooke Shirazi (included as Exhibit 10.1 to the Form 8-K filed on September 1, 2021, and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

November 15, 2021	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

November 15, 2021	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)