Form 10-K
period 2021-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2022-03-15
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

The aggregate market value of shares of the registrant’s common stock held by non–affiliates of the registrant was approximately $114,778,103 as of June 30, 2021, calculated using the closing sales price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2022, 43,316,328 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

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
•risks and uncertainties relating to our acquisitions, mergers, dispositions and other strategic transactions;
•risks associated with joint ventures and investments in which we share ownership or management with third parties;
•our ability to generate sufficient cash to service all of our indebtedness and comply with covenants and other requirements related to our indebtedness;
•our ability to maintain our market share;
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

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

    United Insurance Holdings Corp. (referred to in this Form 10-K as we, our, us, the Company or UPC Insurance) is a holding company engaged in the personal residential and commercial residential property and casualty insurance business in the United States. Our largest insurance subsidiary is United Property & Casualty Insurance Company (UPC), and we also write business through American Coastal Insurance Company (ACIC), Family Security Insurance Company, Inc. (FSIC), Interboro Insurance Company (IIC), and Journey Insurance Company (JIC). Our insurance subsidiaries provide personal residential and commercial property and casualty insurance products that protect our policyholders against losses due to damages to structures and their contents. Some of our insurance subsidiaries sell policies that protect against liability for accidents as well as property damage. Our non-insurance subsidiaries support our insurance and investment operations.

As of December 31, 2021, approximately 43.3% of our policies in-force were written in Florida. Our Company’s other primary source of revenue is generated from writing insurance in New York, Louisiana and Texas. We also write in Georgia, Massachusetts, New Jersey, North Carolina, and South Carolina, where renewal rights have been sold and all premiums and losses are ceded. We are licensed to write, but have not commenced writing business, in Alabama, Delaware, Maryland, Mississippi, New Hampshire, and Virginia. Effective January 1, 2021, we no longer write in the state of Hawaii. Effective December 1, 2021, we no longer write in the states of Connecticut or Rhode Island. Our strategy is to write in multiple states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

Our Company, together with wholly-owned subsidiaries UPC and United Insurance Management L.C. (UIM), entered into a Renewal Rights Agreement (Southeast Renewal Agreement), dated as of December 30, 2021 with Homeowners Choice Property and Casualty, Inc. (HCPCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Georgia, South Carolina and North Carolina. The transfer of policies is subject to regulatory approval. The sale was consummated on December 30, 2021.

Effective December 31, 2021, we entered into a quota share reinsurance agreement with HCPCI in connection with the Southeast Renewal Agreement. Under the terms of this agreement, we will cede 85% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. When coupled with the 15% cessions from our third-party quota share reinsurance agreement, we will no longer retain any risk associated with these states.

Our Company, together with wholly-owned subsidiaries UPC and UIM, entered into a Renewal Rights Agreement (Northeast Renewal Agreement), dated as of January 18, 2021 with HCPCI and HCI Group, Inc. (HCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island. The transfer of Massachusetts and New Jersey policies is subject to regulatory approval. The sale was consummated on January 18, 2021. The transfer of Rhode Island and Connecticut policies was completed as of December 31, 2021.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap Insurance Company (TypTap) in connection with the Northeast Renewal Agreement. Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. As the transfer of each state is completed under the Northeast Renewal Agreement, the quota share coverage for the transitioned state will no longer be in effect.

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

UNITED INSURANCE HOLDINGS CORP.

On April 3, 2017, the Company acquired AmCo Holding Company (AmCo) and its subsidiaries through a series of mergers that ultimately resulted in the Company issuing 20,956,355 shares of its common stock as merger consideration to the equity holders of RDX Holding, LLC, the former parent company of AmCo.

Financial strength or stability ratings are important to insurance companies in establishing their competitive position and may impact an insurance company’s ability to write policies. We are rated by Demotech, AM Best, and Kroll Bond Rating Agency (Kroll). Demotech maintains a letter-scale financial stability rating system ranging from A’’ (A double prime) to L (licensed by insurance regulatory authorities). AM Best maintains a letter-scale financial strength rating system ranging from A++ (Superior) to S (suspended). Kroll maintains a letter-scale financial strength rating system for insurance companies ranging from AAA (extremely strong operations and no risk) to R (operating under regulatory supervision). The financial strength or stability ratings of our insurance company subsidiaries as of December 31, 2021 are listed below. With these ratings, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.

Subsidiary	Demotech Rating	AM Best	Kroll Rating
UPC	A		A-
ACIC	A		A-
FSIC	A		A-
IIC	A		A-
JIC		A-	A-
UIHC			BBB-

Impact of Coronavirus Disease (COVID-19) and Financial Status

We are committed to maintaining a stable and secure business for our employees, agents, customers and stockholders. During the second half of 2020, we were able to resume hiring activities, despite the limits on in-person interviews and on-boarding procedures resulting from COVID-related protocols. In addition, we have converted to virtual sales processes to enable our agents to continue their activities, and launched a virtual inspection software for policyholders and claimants to use to provide us with information related to the risk or claim. We believe these activities, collectively, help ensure the health and safety of our employees through adherence to the Centers for Disease Control and Prevention (CDC), state and local government work guidelines.

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in Part II, Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" of this Form 10-K. We reduced the size of the equity securities portfolio during the second half of 2020, which has reduced the impact of fluctuations in the markets on our financial condition. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the year ended December 31, 2021.

We did not incur material claims or significant disruptions to our business for the year ended December 31, 2021, as a result of COVID-19. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

Our Strategy

Our vision is to be a top-quartile underwriter of catastrophe exposed property insurance. Historically, we have advanced our vision through strong organic growth complemented by strategic acquisitions. Going forward, we plan to optimize our portfolio by growing premiums via rate change, insuring all risks maintain the appropriate insurance to value through a re-underwriting initiative, and inspecting risks to ensure continued eligibility with our programs, while reducing risk exposures.

Our portfolio is concentrated in areas with an ongoing threat of natural catastrophes which exposes our company to risk and volatility. We manage the inherent volatility associated with our risk profile in three primary ways: strategically, financially and operationally.

UNITED INSURANCE HOLDINGS CORP.

Strategic Risk Management

UPC Insurance uses a strategic approach to manage inherent volatility and improve results through underwriting changes and exposure optimization. During 2021, we assessed our risk profile and determined that underwriting changes were necessary to increase our profitability. Where possible, we increased rates in each state and will continue this practice into 2022 for those states where actuarial data supports a rate change. We have increased the minimum deductible requirements for new and renewal business. We have utilized risk scoring technology which includes restrictions for roof age and condition. Finally, we have increased our use of proprietary inspection technology to enhance our risk selection during the underwriting process.

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

Financial Risk Management

We take a financial approach to manage risk using robust reinsurance programs, low financial leverage and a conservative investment approach. UPC Insurance has several reinsurance programs in place including quota share, catastrophe excess-of-loss, and aggregate catastrophe. During 2021, our excess-of-loss reinsurance program covered all four of our wholly-owned insurance subsidiaries and JIC, gaining synergies in reinsurance costs and increasing our coverage limits for the June 1, 2021 to May 31, 2022 program year. Refer to Note 9 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our reinsurance program.

We also limit our financial leverage. As of December 31, 2021, our financial leverage was 33%. Refer to Note 11 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details on our debt offerings.

We follow a conservative investment approach using two outside investment management companies. Each manager has the authority and discretion to manage our investments, subject to the investment guidelines established by the Investment Committee of our Board of Directors and the direction of management. Our portfolio is primarily invested in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $719,566,000 at December 31, 2021, compared to $995,051,000 at December 31, 2020 with approximately 83% of our fixed maturities invested in U.S. Treasuries, or corporate bonds rated “A” or better. Refer to Note 4 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information on our investment policies.

Operational Risk Management

Finally, we use an operational approach to manage risk by in-sourcing a number of key insurance functions and increasing our leverage of technology. In 2020, we created a Client Experience Center where employees are trained to provide underwriting and policy administration services to our policyholders while focusing on customer satisfaction. During 2021, we continued to focus on the expansion and development of our internal claims department and client experience center functions through our robust “UPC University” training program for our incoming claims adjusters and underwriting advocates which is focused on teaching the employees to provide world class service to our policyholders.

In addition, we have taken two initiatives to monitor our risk management strategy related to loss activity. We have a 12-person actuarial and analytics team whose primary focus is to manage risk for our company. Skyway Reinsurance Services, LLC, has allowed us to continue to in-source our reinsurance intermediary function as part of our risk management strategy.
Finally, we have leveraged our investments in an internally developed claims and policy administration system, both of which were put in service in 2020. These systems aid our employees in providing better service to our policyholders and agents and have improved our data analytics for monitoring company performance.

UNITED INSURANCE HOLDINGS CORP.

PRODUCTS AND DISTRIBUTION

Throughout the years ended 2021, 2020 and 2019, we maintained our diverse product mix through rate increases in multiple states and organic growth in our commercial residential product. The graphs below show our product mix distribution based on gross written premium.

Personal Residential Products

Policies we issue under our homeowners’ program provide structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners. Personal residential products are offered in all states in which we write business. We include coverage to policyholders for loss or damage to dwellings, detached structures or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

In 2021, personal residential property policies (by which we mean both standard homeowners’, dwelling fire, renters and condo owners’ policies) produced written premium of $884,019,000 and accounted for 66.5% of our total gross written premium. Approximately 51.6% of the personal residential gross written premium was written outside of Florida.

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

UNITED INSURANCE HOLDINGS CORP.

Commercial Residential Products

We primarily provide commercial multi-peril property insurance for residential condominium associations and apartments in Florida. In 2020, we began writing commercial policies in Texas and South Carolina. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

In 2021, commercial policies produced written premium of $422,238,000 and accounted for 31.8% of our total gross written premium.

Not-At-Risk Offerings

On our equipment breakdown, identity theft, cyber security, and flood policies (excluding our inland flood policies) we earn a commission while retaining no risk of loss, since all such risk is ceded to the federal government via the National Flood Insurance Program (flood risk) and other private companies (other risks). We offer flood policies in all states in which we write business. Flood policies produced written premium of $23,188,000 and accounted for 1.7% of our total gross written premium at December 31, 2021.
Other Offerings

In addition to our personal and commercial residential products, in December 2019, we began offering Inland Flood insurance. These products did not comprise a material portion of our written business at December 31, 2021.
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

Distribution Channels

As of December 31, 2021, we market and distribute our policies to consumers through approximately 4,700 independent agents representing over 3,900 agencies, with only one agency, Allstate, through their Ivantage program, representing more than 10% of our personal lines revenue. UPC Insurance has focused on the independent agency distribution channel since its inception, and we believe independent agents and agencies build relationships in their communities that can lead to profitable business and policyholder satisfaction. We believe we have built significant credibility and loyalty with the independent agent communities in the states in which we operate through (i) our extensive training for full-service insurance agencies that distribute our products and (ii) periodic business reviews using established benchmarks and goals for premium volume and profitability. Also, each state is assigned a sales representative from UPC Insurance who lives in the community, recruits new agents and agencies, and provides direct support for existing agents and agencies.

UNITED INSURANCE HOLDINGS CORP.

Typically, a full-service agency is small to medium in size and represents several insurance companies for both personal and commercial product lines. We depend on our independent agents to produce new business for us. We compensate our independent agents primarily with fixed-rate commissions that we believe are consistent with those generally prevailing in the market.

In addition to our relationships with individual agencies, we have important partnerships with other insurance companies and industry associations. The largest of these relationships are with Allstate and GEICO. In Florida, Allstate’s Ivantage program refers Allstate auto insurance customers to our Company and other partner companies to provide homeowners’ insurance. We partner with GEICO to underwrite homeowners’ policies for auto customers whose dwellings are eligible for coverage with our Company. We also have a partnership with the Florida Association of Insurance Agents (FAIA) to serve as a conduit between UPC Insurance and many smaller insurance agencies in Florida with whom we do not have direct relationships.

In 2021, we launched a direct to consumer platform through our Skyway Technologies, LLC, which allows our customers to quote and bind policies online without the use of an agent.

GEOGRAPHIC MARKETS

The table below shows the geographic distribution of our policies in-force as of December 31, 2021, 2020 and 2019.

Policies In-Force By Region (1)	2021	2020	2019
Florida	204,747	253,244	258,487
Gulf	109,799	144,121	132,480
Northeast	99,388	140,043	144,880
Southeast	57,790	93,583	91,383
Total	471,724	630,991	627,230
(1) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020 and 2019; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of December 1, 2021, the Company is no longer writing in Connecticut or Rhode Island as the policies have transitioned to HCPCI.

UNITED INSURANCE HOLDINGS CORP.

The table below shows the geographic distribution of our total insured value (TIV) of all polices in-force as of December 31, 2021, 2020 and 2019.

TIV By Region(1)	2021	2020	2019
Florida	$162,243,360	$178,268,495	$179,924,925
Northeast	69,056,858	94,633,077	96,776,972
Gulf	48,598,405	60,347,058	54,307,883
Southeast	30,283,130	43,790,464	41,450,816
Total	$310,181,753	$377,039,094	$372,460,596
(1) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020 and 2019; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of December 1, 2021, the Company is no longer writing in Connecticut or Rhode Island as the policies have transitioned to HCPCI.

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

REGULATION

We are subject to extensive regulation in the jurisdictions in which our insurance company subsidiaries are domiciled and licensed to transact business, primarily at the state level. UPC, ACIC, and JIC are domiciled in Florida, and IIC is domiciled in New York. On April 2, 2021, FSIC was redomiciled from Hawaii to Florida. UPC Insurance is also regulated by the NAIC. In general, these regulations are designed to protect the interests of insurance policyholders.

Such regulations have a substantial effect on certain areas of our business, including:

•insurer solvency,
•reserve adequacy,
•insurance company licensing and examination,
•agent and adjuster licensing,
•rate setting,
•investments,
•assessments or other surcharges for guaranty funds,
•transactions with affiliates,
•the payment of dividends,
•reinsurance,
•protection of personally identifiable information,
•risk solvency assessment and enterprise risk management,
•cybersecurity,

UNITED INSURANCE HOLDINGS CORP.

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

In 2021, the Florida Office of Insurance Regulation (FLOIR) began a statutory examination of JIC for the year ended December 31, 2020. In addition, in 2020 the FLOIR performed a regularly scheduled statutory examination of UPC and ACIC for the five year period ended December 31, 2019 as well as a regularly scheduled statutory examination of JIC for the year ended December 31, 2019. Finally, in 2020 the New York State Department of Financial Services performed a regularly scheduled statutory examination of IIC for the five years ended December 31, 2019. There have been no significant findings to date regarding any of these examinations.

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

For a discussion of statutory financial information and regulatory contingencies, see Note 15 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Risk-Based Capital Requirements

To enhance the regulation of insurer solvency, the NAIC has published risk-based capital (RBC) guidelines for insurance companies designed to assess capital adequacy and to raise the level of protection statutory surplus provides for policyholders. The guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks. Most states, including Florida and New York, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The level of required risk-based capital is calculated and reported annually.  The table below outlines each of our subsidiary’s RBC ratios, all of which were in excess of minimum requirements, as of December 31, 2021.

Subsidiary	RBC Ratio
UPC	302%
ACIC	349%
FSIC	302%
IIC	620%
JIC	1,306%

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

Limitations on Dividends by Insurance Subsidiaries

As a holding company with no significant business operations of our own, we rely on payments from our insurance subsidiaries as one of the principal sources of cash to pay dividends and meet our obligations. Our insurance affiliates are regulated as property and casualty insurance companies and their ability to pay dividends is restricted by Florida and New York law.

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

Insurance Holding Company Regulation

As a holding company of insurance subsidiaries, we are subject to laws governing insurance holding companies in Florida and New York. These laws, among other things: (i) require us to file periodic information with the insurance regulatory authority, including information concerning our capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between our affiliates and us, including the amount of dividends and other distributions and the terms of surplus notes: and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our common stock could be presumed to have acquired control of us unless the insurance regulatory authority, upon application, determines otherwise.

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliates for services (i.e., management fees and commissions). We have a long-term management agreement among our managing company, UIM, UPC, JIC, and FSIC which presently provides for monthly management fees. The Florida Office of Insurance Regulation must approve any changes to this agreement. We also have an agreement among our claims adjusting company, Skyway Claims Services, LLC, UPC, FSIC, ACIC and JIC which presently provides for monthly claims adjusting fees.

AmRisc, a managing general underwriter, handles the underwriting, claims processing and premium collection for our ACIC commercial business and JIC’s commercial businesses written in Florida. In return, AmRisc is reimbursed through monthly management fees.

International Catastrophe Insurance Managers, a managing general underwriter, handles the underwriting and premium collection for JIC’s commercial business written in South Carolina and Texas. In return, they are reimbursed through monthly management fees.

The Company does not utilize a managing general agent structure in New York. Instead, UPC Insurance allocates a portion of relevant expenses to IIC for statutory accounting purposes at cost.

CORPORATE RESPONSIBILITY AND SUSTAINABILITY

As a company with more than 20 years of history and experience, we strive to create and maintain a culture within our business where people are empowered to address risks as they emerge, and where we expect all associates to hold themselves and their teammates accountable for personal integrity and professionalism. To demonstrate this culture our leaders must lead by example and clear standards of behavior should be well understood by the entire company. We maintain six core values; teamwork, trust, accountability, integrity, bias to action, and persistence, to accomplish this goal.

UNITED INSURANCE HOLDINGS CORP.

In addition to our cultural goals, we are committed to conducting business in a manner that supports environmental, social, and governance (ESG) matters. UPC Insurance believes that an effective ESG strategy leads to improved decision making, associate engagement, and financial results over time.

To show our commitment to conducting business that supports ESG matters, in the second quarter of 2021 we published our inaugural Sustainability & Responsibility report, which outlines our ESG practices and goals. Highlights from the report can be seen below, and the full report is available on our company website under Environmental, Social and Governance.

Environmental Matters

As a data driven organization some of the facts surrounding climate change have our attention. Several factors, including the rise in carbon dioxide concentration levels in the atmosphere, higher global mean air and water temperatures, and sea and Arctic ice levels have been identified as potential culprits of the higher frequency and severity of catastrophe losses we have incurred over the past five years.
While the effect of climate change on weather-related catastrophe events remains somewhat limited, we recognize current trends and potential financial impact are not sustainable. As a result we have taken the following steps to improve our environmental footprint and reduce our contribution to climate change:

•Reducing waste: paperless policy document delivery option and investment in paperless technologies;
•Eco-friendly disposal of retired equipment and electronics;
•Installed filtered water dispensers to promote re-usable bottles over disposables;
•Utilization of recycling bins throughout our offices;
•Implemented a remote work environment to both enhance productivity and curb the impact of daily commuting; and
•Use of energy efficient LED lighting, motion-activated lighting, and programmable thermostats to reduce energy use.

In addition to the steps outlined above, we have committed to increase our capital allocated toward ESG investment vehicles and opportunities. As of December 31, 2021, we have invested $3,364,000 in a BlackRock ESG exchange-traded fund.

UPC Insurance continuously monitors our environmental footprint and will continue to make steps to reduce this footprint where possible. We have committed to achieve net-zero carbon emissions in our operations and through our value chain by no later than 2030.

Social Responsibility

We understand that research shows diverse teams perform better, innovate more, and are more effective at managing risks. As a result, our organization has a vested interest in hiring associates and building teams that reflect the diversity of society and the communities that we seek to serve. Details of our accomplishments creating a diverse and inclusive workplace can be seen in Part I, Item 1., “Human Capital Management”.

In addition to our social responsibility as an employer within the community, UPC Insurance also seeks to support our community through various initiatives intended to give back and promote goodwill. Over the past several years we have provided support to numerous non-for-profit organizations. Some of the causes we have provided support to include, but are not limited to, youth education, work force development, medical care and research, domestic violence shelters and prevention, and child-care services. We are committed to giving back and investing in the communities we serve.

Governance Matters

Our Board of Directors oversee and monitor our management in the interest and for the benefit of our stockholders. Our Board is currently comprised of nine directors, divided into two classes. Each class of directors is elected for a two-year term, in accordance with our Certificate of Incorporation. Eight of our Directors, or 88.9%, are considered to be independent.

Our Board of Directors has several committees, including an Audit Committee, a Compensation and Benefits Committee, a Nominating and Corporate Governance Committee, and an Investment Committee. All members of these committees qualify as independent directors under SEC and Nasdaq standards as well as under the independence standards specific to their committees. UPC Insurance has also committed to adding at least two new Directors to our Board of Directors to improve overall diversity at the highest level of corporate governance.

UNITED INSURANCE HOLDINGS CORP.

HUMAN CAPITAL MANAGEMENT

Diversity and Employment Statistics

As of December 31, 2021, we had 472 employees, of which 203, 96, and nine, worked in Claims, the Client Experience Center, and Underwriting, respectively. These employees have regular direct contact with our vendors, agencies, or customers. We are not party to any collective bargaining agreements and we have not experienced any work stoppages or strikes as a result of labor disputes.

The following table shows the diversity in our workforce population at December 31, 2021 and how this diversity has changed from December 31, 2020.

	Gender (1)	Change from December 31, 2020	Race (1)	Change from December 31, 2020
Executive Officers	42.9%	28.6 points	28.6%	14.3 points
Management Team (2)	39.0%	3.7 points	26.7%	5.5 points
All Other Employees	47.6%	(1.0) points	34.6%	3.4 points
(1) Information regarding gender and race is based on information provided by employees.
(2) Our management team is comprised of employees in supervisory roles at the manager and director level or above.

As seen in the table above, our commitment to diversity and inclusion can be seen as our gender and racial diversity continues to increase year over year. We believe that inclusion and diversity starts at the top. At the Executive level, we have continued to diversify with the hiring of a female leader within the industry to fill our vacant Chief Underwriting Officer role. Additionally, in 2021, we have appointed a female leader within our organization to serve as our General Counsel. With four of the eight members of our executive leadership team comprised of underrepresented groups, we believe this is strong evidence that of our commitment to our ESG goals.

Oversight and Management

We recognize the diversity of our policyholders, team, and geographic markets, and believe in creating an inclusive environment that represents a variety of backgrounds. Working under these principles, our Employee Success Department is tasked with recruiting and hiring, onboarding, performance management, and managing employee-related matters. In addition, we have developed “UPC University”, a robust training program for our incoming claims adjusters and underwriting advocates. With this development, we have created a full-time Training Department, whose focus is on harboring success in our claims adjusters and underwriting advocates while continuously improving the training curriculum and experience for the company as a whole. Finally, we have created a monthly leadership development series for all staff at the management level or higher.

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
•Paid parental leave; and
•Robust employee benefit packages that include:
◦Health care;
◦Vision;
◦Dental;
◦Retirement program;
◦Paid time off; and
◦Employee assistance program that provides emotional support, legal services and financial services.

UNITED INSURANCE HOLDINGS CORP.

As a part of our retention efforts, we also invest in ongoing development for all employees, and attempt to fill vacant senior or leadership roles through internal promotion when possible. We believe we are successful in our employee retention initiatives, as voluntary attrition was 20.2% for the year ended December 31, 2021.

CORPORATE INFORMATION

United Insurance Holdings Corp. was incorporated in Delaware in 2007. Our principal executive offices are located at 800 2nd Avenue S., St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737. We are listed on the Nasdaq stock exchange under ticker symbol “UIHC.”

Segments

We conduct our operations under two reportable segments, personal residential property and casualty insurance policies (personal lines) and commercial residential property and casualty insurance policies (commercial lines). Our chief operating decision maker is our President, who makes decisions to allocate resources and assesses performance at both segment levels.

For more information regarding our personal lines and commercial lines products and distribution, as well as the agreements in place with managing general agents and underwriters for each of our reportable segments, please refer to Part 1 Item 1. “Products and Distribution” as well as Part 1 Item 1. “Insurance Holding Company Regulation”.

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

The frequency and severity of weather conditions are inherently unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. Florida, Louisiana, North Carolina, South Carolina and Texas, all states in which we write policies, have experienced significant hurricanes in recent years, which some weather analysts believe is consistent with a period of sustained greater hurricane activity. There is a growing consensus today that climate change is increasing the frequency and severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide insurance to our policyholders in the future. In addition, increased catastrophic events could result in increased credit exposure to the reinsurers we transact business with. Our actual losses from catastrophic events may be larger than anticipated should our reinsurers fail to meet their obligations.

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

As of December 31, 2021, approximately 43.3% of our policies in-force and 52.3% of our total insured value were concentrated in Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will likely have a more significant impact on our revenues and profitability compared to such conditions in other jurisdictions in which we operate. Furthermore, changes in such conditions in Florida could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

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

We also face a substantial number of lawsuits arising primarily from assignment of benefits (AOB) in the State of Florida. In recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, leading to increases in the severity and frequency of claims and the amount of litigation under AOB agreements that insureds make with customers. In July 2019, the Florida legislature enacted an AOB reform bill that intends to limit AOB litigation by creating requirements for the execution of an AOB and allowing an insurance policy to prohibit any AOB. We cannot guarantee that this new legislation will reduce the future impact of AOB practices, or whether additional legislation will be passed to further address AOB.

We also face an increase in cost of claims as the result of one-way attorney fees in the State of Florida. Florida Statutes sections 627.428 and 57.105 provide that a prevailing party in litigation is entitled to attorney’s fees. In 2021, the Florida legislature enacted omnibus insurance reform that, among other measures, replaced the one-way attorney fee statute with a schedule whereby recovery of attorney fees is contingent upon obtaining a judgment that exceeds the pre-suit offer. We cannot guarantee that this new legislation will reduce the further impact of litigation and expenses related to litigation, or whether additional legislation will be passed to further address one-way attorney fees.

Our exposure in Louisiana and Texas represented approximately 23.3% of our policies in-force and 15.7% of our total insured value at December 31, 2021. Therefore, any changes in the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in these states, when coupled with the conditions in Florida, will likely have a significant impact on our revenues and profitability.

Because we rely on insurance agents, the loss of these agent relationships, particularly our relationship with AmRisc, LLC (AmRisc), or our inability to attract and incentivize new agents could have an adverse impact on our business.

We market our policies to a broad range of prospective policyholders through approximately 4,700 independent agents representing over 3,900 agencies as of December 31, 2021. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents commonly represent other insurance companies, including our competitors, and we do not control their activities. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. As a result, our business is dependent on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. Historically, we have used marketing relationships with national insurance companies and associations of independent insurance agents to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network and policies in-force. Failure to grow or maintain our agency relationships, a failure to attract and incentivize new agents or the failure of agents to act as anticipated could adversely affect sales of our insurance products.

Additionally, ACIC and JIC have managing agency contracts (the MGA contracts) with AmRisc, pursuant to which AmRisc serves as ACIC’s and JIC’s managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida. The contract between ACIC and AmRisc is exclusive, while the contract between JIC and AmRisc is not. Additionally, JIC has engaged another managing general agency for commercial residential property lines for condominium, townhome and homeowners’ association insurance in the other states in which it currently writes business. Under the MGA contract with ACIC, AmRisc must produce a certain volume of business for ACIC. Therefore, failure of AmRisc to produce the required volume of business could cause us to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find a replacement managing general agent, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Given the concentration of ACIC’s commercial business and operations with AmRisc, AmRisc may have substantial leverage in negotiations with ACIC regarding the MGA contracts, and amendments to the terms and conditions of the MGA contracts or other changes to the commercial relationship between AmRisc and ACIC could have a material adverse effect on our business, financial condition and results of operations. Following the termination or expiration of the MGA contracts, ACIC’s ability to compete for and solicit renewals of business previously underwritten by AmRisc on their respective behalves may be limited by legal, commercial and other impediments, including AmRisc’s relationship with other insurance producers that control the business. Such impediments could have a material adverse effect on our financial condition and results of operations due to the concentration of ACIC’s business with AmRisc.

UNITED INSURANCE HOLDINGS CORP.

We have a concentration of personal lines business written with certain agencies that account for a substantial portion of our policies in-force.

We currently derive a significant portion of our revenues from Allstate Insurance Company through their Ivantage program, which refers their Florida automobile insurance policyholders to us and Allstate’s other partners to provide homeowners insurance. The Allstate relationship accounted for approximately 13.5% of our gross personal lines written premium for the year ended December 31, 2021. Should Allstate terminate their relationship with us or otherwise direct some or all of their automobile customers to their other partners, the loss of future policyholders could have a material adverse effect upon our financial condition, business, prospects and results of operations.

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

Because of the inherent uncertainty in estimating loss reserves, including reserves for catastrophes and litigated claims, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed our existing loss reserves. If our reserves are inadequate, it may cause us to overstate our earnings for the periods during which our reserves for expected losses was insufficient.

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

Our failure to implement and maintain adequate internal controls could have a material adverse effect on our business, financial condition, results of operations and stock price.

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
If we fail to maintain adequate internal controls in accordance with applicable standards, or if we have future material weaknesses in our internal controls, we may be unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Because effective internal controls are necessary for us to produce reliable financial reports, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, and the market price for our stock could decline if our internal controls do not remain effective or if future material weaknesses in our internal controls are identified.

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

UNITED INSURANCE HOLDINGS CORP.

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

Despite our continual evaluation of potential attackers’ techniques and tactics and our efforts in monitoring, training, planning and prevention, our information technology systems are vulnerable to computer viruses, natural disasters, unauthorized access, cyber-attacks, system failures, human error and negligence, and similar disruptions. There is no assurance that our security measures will provide fully effective protection from such disruptions. Because techniques used to obtain unauthorized access or to sabotage systems evolve rapidly, we may be unable to anticipate these techniques or to implement comprehensive preventative measures. A material breach in the security of our information technology systems and data could include the theft of our confidential or proprietary information, including trade secrets, and the personally identifiable information of our customers, claimants, agents and employees. From time to time, we have experienced threats to our data and information technology systems, including malware and computer virus attacks, attempts of unauthorized access, system failures and disruptions. Disruptions or security breaches resulting in a loss or damage to our data or inappropriate disclosure of proprietary or confidential information, or the personally identifiable information of our customers, claimants, agents and employees, could cause significant damage to our reputation, adversely affect our relationships with our customers, result in litigation or regulatory investigations, increase remediation costs and/or regulatory penalties, and ultimately harm our business. Third parties to whom we outsource certain functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition and results of operations.

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

Additionally, in the absence of overarching federal law, individual states are adopting their own privacy and cybersecurity laws and regulations. For example, the New York State Department of Financial Services (NYDFS) adopted regulation providing minimum standards for an organization’s cybersecurity program and requiring additional certification confirming compliance. Though the NYDFS cybersecurity regulation helps to reduce the third-party risk, the evolving compliance and operational requirements of privacy and cybersecurity laws and regulations impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our business and results of operations.

Loss of key vendor relationships or failure of a vendor to protect personally identifiable information of our customers, claimants or employees could have an adverse effect on our business, results of operations or financial condition.

We rely on services and products provided by many third-party vendors. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and payroll and benefits vendors who process sensitive personally identifiable information. In the event that one or more of our vendors suffers a bankruptcy, renews its contractual arrangement on terms less favorable to us, fails to comply with legal or regulatory requirements or otherwise becomes unable to continue to provide products or services, or fails to protect personally identifiable information of our customers, claimants or employees, we may suffer operational impairments and financial losses. An interruption in or the cessation of service by any service provider as a result of system failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business. Moreover, in the event of a data breach involving any of our third-party vendors, our customers’, claimants’ or employees’ personally identifiable information could also be put at risk. Any such data breach involving our third-party vendors could result in significant mitigation or legal expenses for us, which could materially and adversely affect our reputation, relationships with our customers, business, results of operations and financial condition.

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

Part of our continuing business strategy is to evaluate opportunities to merge with and acquire companies that complement our business model or enter into other strategic transactions that facilitate or expedite the accomplishment of our business goals. We may be unable to identify suitable counterparties to such a transaction. Even if we enter into an agreement in respect of a merger with or acquisition of another business, disposition of a business or other strategic transaction, we may not be able to finalize a transaction after significant investment of time and resources due to, among other things, a lack of regulatory approval or imposition of a burdensome condition by the regulator.

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
•keeping existing customers and retaining the acquired business’ customers;
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

We may engage in future dispositions or wind-downs of certain business. These dispositions pose risks to our operations in addition to those previously mentioned, including risks related to:

•the ability to price a sale transaction appropriately and otherwise negotiate acceptable terms;
•the ability to replace legacy earnings from the business position with new revenues;
•the ability to collect proceeds from the disposition in a timely manner, which may be earmarked for other strategic transactions and may hinder our ability to carry out those strategic transactions;

In addition, the disposition of any portion of our business may adversely affect the price of our stock and result in losses to investors of shares.

UNITED INSURANCE HOLDINGS CORP.

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

Our 6.25% Senior Notes due 2027 (Senior Notes) place certain restrictions on the Company’s financial operations. Because we are a holding company, our assets consist primarily of the securities of our subsidiaries. The negative pledge provisions in the Senior Notes limit our ability to pledge securities of our subsidiaries and restrict dispositions of the capital stock of our subsidiaries. Our Senior Notes require us to maintain certain financial ratios and to comply with various operational and other covenants, including limitations on our ability to incur any indebtedness unless certain conditions are met. Details of these covenants can be found in Note 11 in our Notes to Consolidated Financial Statements. Our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default and an acceleration of the maturity of the Senior Notes. We cannot assure you that our assets or cash flow would be sufficient to fully repay the Senior Notes if accelerated, or that we would be able to restructure the payments on the Senior Notes. This could have a material adverse impact on our liquidity, financial condition and results of operations.

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
•the effectiveness of vaccines for COVID-19; and
•the effectiveness of actions taken by governmental authorities to contain and treat the virus.

Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, resulted in significant negative economic impacts on the United States and globally. However, since January 2021, we have seen reduced risk from COVID-19 as a result of the availability of vaccinations, the number of people opting for vaccination, and the easing of travel and social distancing restrictions. While we have not incurred any significant disruptions to our business operations, financial position, liquidity or our ability to service our policyholders as of the date of this Form 10-K, with the exception of fluctuations in our investment portfolios due to the volatility in the equity securities markets, the continued impacts of COVID-19 (including a severe or prolonged economic downturn due to impacts from COVID-19) could result in a variety of risks to our business, including:

UNITED INSURANCE HOLDINGS CORP.

•an increase in the default of insurance premiums coinciding with an increase in unemployment rates and customers' inability to pay premiums;
•our ability to meet regulatory and debt service requirements;
•more stringent regulatory requirements or a rating agency downgrade that would impact both agency and consumer confidence;
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
•a recession or market correction could materially affect the value of our common stock; and
•our third-party vendors experiencing business disruptions or reduced service levels resulting from lack of an available and qualified workforce, which impact our ability to conduct our business in the manner and on the timelines presently planned.

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

UNITED INSURANCE HOLDINGS CORP.

the policies, which could cause our actual loss and loss adjustment expense to exceed our estimates. Further, our ability to increase pricing to the extent necessary to offset rising loss or operating costs requires approval of insurance regulatory authorities.

Our ability to appropriately manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy and the evolving political environment, which may cause a material adverse effect on our results of operations, financial condition and cash flows. We cannot predict whether and to what extent the adoption of new legislation and regulations would affect our ability to manage our exposure to catastrophic events.

The insurance industry is heavily regulated and further restrictive regulation may reduce our profitability and limit our growth.

The insurance industry is extensively regulated and supervised. Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders, and other investors. This regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company's business. We are subject to comprehensive regulation and supervision by state insurance departments in all states in which our insurance subsidiaries are domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. The regulations of each state are unique and complex and subject to change, and certain states may have regulations that conflict with the regulations of other states in which we operate. As a result, we are subject to the risk that compliance with the regulations in one state may not result in compliance with the regulations in another state.

We strive to maintain all required licenses and approvals. However, we may not fully comply with the wide variety of applicable laws and regulations. The relevant authority's interpretation of the laws and regulations also may change from time to time. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals or do not comply with applicable regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. In addition, we may face individual and class action lawsuits by insured and other parties for alleged violations of certain of these laws or regulations.

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

UNITED INSURANCE HOLDINGS CORP.

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

We may decide to invest an additional portion of our assets in equity securities, private equity limited partnership interests or other investments, which are generally subject to greater volatility than fixed maturity investments. Moreover, our private equity limited partnership interests are subject to transfer restrictions and may be illiquid. General economic conditions, stock market conditions, geopolitical events and many other factors beyond our control can adversely affect the fair value of our equity securities or other investments and could adversely affect our realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments or we may incur losses on sales of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

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

Our determination of the amount of credit allowances to record varies by investment type and is based upon our periodic evaluation and assessment of known and inherent credit risks associated with the respective investment type. We revise our evaluations and assessments as conditions change and new information becomes available, and we reflect changes in the credit allowance in our Consolidated Statements of Comprehensive Loss. We base our assessment of whether a credit allowance is required based on our case-by-case evaluation of the underlying reasons for the decline in fair value. However, we may not accurately assess whether a credit allowance is required and the recorded amounts for a credit allowance in our financial statements may be inadequate.

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

UNITED INSURANCE HOLDINGS CORP.

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

As of December 31, 2021, we had registered up to 101,000,000 of our securities (including both our preferred and common stock) authorized to issue from time to time in one or more offerings. Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Future share issuances in connection with merger transactions or other acquisitions could result in substantial additional dilution to our stockholders.

UNITED INSURANCE HOLDINGS CORP.

Dividend payments on our common stock in the future are uncertain, and our ability to pay dividends may be constrained by our holding company structure.

We have paid dividends on our common stock in the past. However, the declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends from our subsidiaries (as we are a holding company and do not have any significant operations or assets other than our ownership of the shares of our operating subsidiaries), capital adequacy, liquidity, general business conditions and such other factors as our Board of Directors deem relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations.

The Company is a holding company with no significant operations. The principal assets are the stock of its subsidiaries and the holding company’s directly held investment portfolio. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 15 in our Notes to Consolidated Financial Statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to stockholders and service our debt in the timeframe expected.

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

R. Daniel Peed, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 32% of our issued and outstanding common stock at December 31, 2021. Mr. Peed also has a proxy from another member of RDX Holding, LLC, the former parent company of AmCo, who beneficially owns approximately 8% of our issued and outstanding common stock. As a result, Mr. Peed is able to exert substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other stockholders may disagree. Mr. Peed has the ability to exert significant influence over the following:

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

UNITED INSURANCE HOLDINGS CORP.

proposal on which our stockholders are entitled to vote, this restriction will terminate on the earlier of (i) April 3, 2022 and (ii) the date that Mr. Peed and his affiliates beneficially own less than 25% of our voting securities.

Transactions by Mr. Peed and his affiliates involving our common stock may have an adverse effect on the price of our common stock.

As noted above, Mr. Peed beneficially owned approximately 32% of our issued and outstanding common stock as of December 31, 2021. The Company has granted Mr. Peed and his affiliates customary demand and piggyback registration rights pursuant to which, subject to certain limitations, all of such shares eligible to be registered under the Securities Act of 1933, as amended (the Securities Act), and may be offered and sold to the public from time to time after the effectiveness of the related registration statement. Such shares may also be resold into the public markets in accordance with an exemption from registration under the Securities Act, including Rule 144, subject to the volume limitations, manner of sale requirements and notice requirements thereof. Sales of our common stock by Mr. Peed and his affiliates could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our other stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by Mr. Peed and his affiliates could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

Provisions in our charter documents may make it harder for others to obtain control of us even though some stockholders might consider such a development to be favorable.

Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that may discourage unsolicited takeover proposals our stockholders may consider to be in their best interests. Our Board of Directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At a given annual meeting, only a portion of our Board of Directors may be considered for election. Additionally, the Board of Directors and executive officers control greater than 50% of the Common Stock of the Company. Consequently, our “staggered board” and concentrated holdings may prevent our stockholders from replacing a majority of our Board of Directors at certain annual meetings, and may entrench our management and discourage unsolicited stockholder proposals that may be in the best interests of our stockholders.

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

We lease in total approximately 21,700 square feet of office space located in Florida, New York, and Minnesota. These leases are generally short-term to medium-term leases of commercial office space.

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

UNITED INSURANCE HOLDINGS CORP.

At December 31, 2021, the Company is involved in legal proceedings whereby on August 18, 2021, a former employee of Skyway Legal Services, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware. The lawsuit alleges violations of and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. The Company, a named party to the lawsuit, denies that it employed the plaintiff and disputes the claims set forth in the lawsuit. The Company believes that an unfavorable outcome is neither probable nor estimable.

Item 4. Mine Safety Disclosures

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (Nasdaq) under the symbol “UIHC”.

HOLDERS OF COMMON EQUITY

As of March 7, 2022, we had 4,560 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

DIVIDENDS

During 2021, we paid a regular quarterly dividend of $0.06 per share of our common stock. While we expect to continue to pay a regular quarterly dividend of $0.06 per share in 2022, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

During February 2021, we received a $3,500,000 dividend from our insurance subsidiary, IIC. During February 2020, we received a $12,000,000 dividend from IIC. During August 2019, we received a dividend of $13,579,000 from our insurance subsidiary, ACIC. Additionally, we returned the $1,764,000 dividend to IIC in 2019, which was originally paid in 2018.

Under Florida law, Florida-domiciled insurers such as UPC, ACIC, FSIC, and JIC may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

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

Alternatively, UPC, ACIC, FSIC, or JIC may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

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

Except as provided above, Florida-domiciled insurers may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2021, we were in compliance with these requirements.

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

See Note 15 to our Notes to Consolidated Financial Statements for further discussion of restrictions on future payments of dividends by our insurance affiliates.

UNITED INSURANCE HOLDINGS CORP.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total stockholder return on our common stock from December 31, 2016 through December 31, 2021 as compared to the cumulative total return of the Russell 2000 Index and the Nasdaq Insurance Index. The cumulative total stockholder return is a concept used to compare the performance of a company’s stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on each December 31 from 2016 through 2021 of a $100 investment made on December 31, 2016 with all dividends reinvested.

175
150
125
100
75
50
25
0
Dollars
2016
2017
2018
2019
2020
2021
Year Ended December 31,
United Insurance Holdings Corp.
Russell 2000 Index
Nasdaq Insurance Index

	2016	2017	2018	2019	2020	2021
United Insurance Holdings Corp.	$100.00	$115.52	$112.91	$87.30	$41.26	$33.04
Russell 2000 Index	100.00	113.14	99.37	122.94	145.52	165.45
Nasdaq Insurance Index	100.00	103.18	94.40	119.61	120.75	136.67

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2021, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2021, we did not repurchase any of our equity securities.

UNITED INSURANCE HOLDINGS CORP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. The following discussion provides an analysis of our results of operations and financial condition for 2021 as compared to 2020. Discussion regarding our results of operations and financial condition for 2020 as compared to 2019 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

    United Insurance Holding Corp. is a holding company primarily engaged in residential personal and commercial property and casualty insurance business with investments in the United States. We conduct our business principally through four wholly-owned insurance subsidiaries and one majority-owned insurance subsidiary: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); Family Security Insurance Company, Inc. (FSIC); Interboro Insurance Company (IIC); and Journey Insurance Company (JIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida, Louisiana, New York and Texas. The Company also writes policies in Georgia, Massachusetts, New Jersey, North Carolina and South Carolina where renewal rights have been sold and all premiums and losses are ceded. Effective January 1, 2021, we no longer write in the state of Hawaii. Effective December 1, 2021, we no longer write in the states of Connecticut or Rhode Island. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

Our Company, together with wholly-owned subsidiaries UPC and United Insurance Management, L.C. (UIM), entered into a Renewal Rights Agreement (Southeast Renewal Agreement), dated as of December 30, 2021 with Homeowners Choice Property and Casualty, Inc. (HCPCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Georgia, South Carolina and North Carolina. The transfer of policies is subject to regulatory approval. The sale was consummated on December 30, 2021.

Effective December 31, 2021, we entered into a quota share reinsurance agreement with HCPCI in connection with the Southeast Renewal Agreement. Under the terms of this agreement, we will cede 85% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. When coupled with the 15% cessions from our third-party quota share reinsurance agreement, we will no longer retain any risk associated with these states.

Our Company, together with wholly-owned subsidiaries UPC and UIM, entered into a Renewal Rights Agreement (Northeast Renewal Agreement), dated as of January 18, 2021 with HCPCI and HCI Group, Inc. (HCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island. The transfer of Massachusetts and New Jersey policies is subject to regulatory approval. The sale was consummated on January 18, 2021. The transfer of Rhode Island and Connecticut policies was completed as of December 31, 2021.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap Insurance Company (TypTap) in connection with the Northeast Renewal Agreement. Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. As the transfer of each state is completed under the Northeast Renewal Agreement, the quota share coverage for the transitioned state will no longer be in effect.

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln), which formed JIC in August 2018. During

UNITED INSURANCE HOLDINGS CORP.

2021, our policies in-force has decreased by 25.2% from 630,991 policies in-force at December 31, 2020 to 471,724 policies in-force at December 31, 2021.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expenses (LAE). Over the last three years, the frequency of these catastrophes has increased. As a result, we have experienced increased catastrophe losses incurred during the prior three years. During the years ended December 31, 2021, 2020 and 2019, seven, thirteen, and five named storms, respectively, made landfall in our geographic footprint, resulting in retained pre-tax catastrophe losses of $35,872,000, $208,157,000, and $32,170,000, respectively. In addition, during each of the three years we increased our loss and LAE reserves as a result of development trends from 2017’s Hurricane Irma, that indicated our ultimate gross loss estimate should be increased.

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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income (Loss)

	Year Ended December 31,
	2021	2020		2019
REVENUE:
Gross premiums written	$1,329,445	$1,456,863		$1,380,268
Change in gross unearned premiums	78,998	(49,883)		(46,742)
Gross premiums earned	1,408,443	1,406,980		1,333,526
Ceded premiums earned	(818,682)	(641,317)		(581,126)
Net premiums earned	589,761	765,663		752,400
Net investment income	13,772	24,125		30,145
Net realized gains	3,567	66,691		1,228
Net unrealized gains (losses) on equity securities	3,237	(27,562)		24,761
Other revenue	24,190	17,739		16,582
Total revenues	634,527	846,656		825,116
EXPENSES:
Losses and loss adjustment expenses	422,134	608,316		499,493
Policy acquisition costs	173,574	236,002		238,268
Operating expenses	56,257	52,876		44,310
General and administrative expenses	57,212	72,057		65,989
Interest expense	9,391	9,582		9,781
Total expenses	718,568	978,833		857,841
Loss before other income	(84,041)	(132,177)		(32,725)
Other income	184	74		119
Loss before income taxes	(83,857)	(132,103)		(32,606)
Benefit for income taxes	(23,989)	(36,605)		(3,121)
Net loss	$(59,868)	$(95,498)		$(29,485)
Less: Net income (loss) attributable to noncontrolling interests	(1,949)	956		387
Net loss attributable to UIHC	$(57,919)	$(96,454)		$(29,872)
Net loss per diluted share	$(1.35)	$(2.25)		$(0.70)
Book value per share	$7.20	$9.19		$11.69
Return on equity based on GAAP net loss	(16.9)%	(20.2)%		(5.6)%
Loss ratio, net (1)	71.6%	79.4%		66.4%
Expense ratio (2)(5)	48.7%	47.1%		46.3%
Combined ratio (3)(5)	120.3%	126.5%		112.7%
Effect of current year catastrophe losses on combined ratio	19.3%	38.5%	0.385	12.9%
Effect of prior year development on combined ratio	4.7%	(0.9)%		4.4%
Underlying combined ratio(4)(5)	96.3%	88.9%		95.4%
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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS

Consolidated Results

Net loss attributable to UIHC for the year ended December 31, 2021 decreased by $38,535,000 to $57,919,000, compared to $96,454,000 for the year ended December 31, 2020. The decrease in net losses was primarily driven by a $186,182,000 decrease in loss & LAE expense for the year. This was driven by our decision to lower the retention related of our Core Catastrophe reinsurance program for the 2021-2022 hurricane season coupled with a lower frequency of catastrophic weather activity when compared to 2020 and an increase in ceded losses to our quota share reinsurance program. This was partially offset by a decrease in revenue, driven by a $127,418,000 decrease in gross written premiums as described below. In addition, the company experienced a $177,365,000 increase in ceded premium earned as the result of the changes to the Company’s quota share reinsurance agreements described below, as well as a decrease in realized investments gains in 2021.

Revenues

Our gross written premiums decreased by $127,418,000, or 8.7%, to $1,329,445,000 for the year ended December 31, 2021, from $1,456,863,000 for the year ended December 31, 2020, driven primarily by a decline in written premiums across our personal lines business, due to underwriting actions taken at the end of 2020 and throughout 2021. In addition, we experienced a decrease in assumed premiums due to the termination of a contract which included commercial property business assumed from unaffiliated insurers. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

Direct Written and Assumed Premium By Region (1)	2021	2020	Change
Florida	$852,711	$829,777	$22,934
Gulf	225,013	258,064	(33,051)
Northeast	158,217	197,556	(39,339)
Southeast	93,188	126,161	(32,973)
Total direct written premium by region	$1,329,129	$1,411,558	$(82,429)
Assumed premium (2)	316	45,305	(44,989)
Total gross written premium by region	$1,329,445	$1,456,863	$(127,418)

Gross Written Premium by Line of Business
Personal property (3)	$907,207	$1,063,599	$(156,392)
Commercial property	422,238	393,264	28,974
Total gross written premium by line of business	$1,329,445	$1,456,863	$(127,418)
(1) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of December 1, 2021, we are no longer writing in Connecticut or Rhode Island as the policies have transitioned to HCPCI.
(2) Assumed premium written for 2021 and 2020 primarily included commercial property business assumed from unaffiliated insurers.
(3) Includes gross written premium from flood policies.

New and Renewal Policies(1) By Region(2)	2021	2020	Change
Florida	212,497	264,001	(51,504)
Gulf	113,983	150,748	(36,765)
Northeast	122,723	147,079	(24,356)
Southeast	60,406	98,086	(37,680)
Total	509,609	659,914	(150,305)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.
(2) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of December 1, 2021, we are no longer writing in Connecticut or Rhode Island as the policies have transitioned to HCPCI.

Ceded premiums earned increased by $177,365,000, or 27.7%, to $818,682,000 for the year ended December 31, 2021 from $641,317,000 for 2020. The increase is primarily driven by a $163,713,000 increase in ceded premiums earned from our

UNITED INSURANCE HOLDINGS CORP.

quota share agreements. We entered into additional quota share reinsurance agreements effective December 31, 2020, which increased our ceding percentage overall and was modified to provide coverage to ACIC. In addition, effective December 31, 2020 we entered into a quota share reinsurance agreement with HCPCI for our Northeast business, excluding New York, as a part of our renewal rights agreement.

Net investment income decreased by $10,353,000, or 42.9%, to $13,772,000 for the year ended December 31, 2021 from $24,125,000 for 2020. The decrease is driven by a $8,905,000 decrease in income from our fixed maturity investment portfolio as a result of lower yields as well as a decrease in the size of our fixed maturity portfolio in 2021. Our equity securities have also produced lower returns during the year ended December 31, 2021, driven by decreased holdings during 2021, as the result of our decision to dispose of our equity portfolio at the end of 2020, causing a $1,460,000 decrease in net investment income.

Net realized investment gains and net unrealized gains (losses) on equity securities decreased by $32,325,000, or 82.6%, to a net gain of $6,804,000 for the year ended December 31, 2021 from a net gain of $39,129,000 for the year ended December 31, 2020, primarily driven by the disposal of our equity portfolio and the sale and reinvestment of our fixed maturity portfolio in 2020, during a favorable price environment, in efforts to mitigate potential surplus declines from market volatility for each of our insurance subsidiaries.

Expenses

Expenses for the year ended December 31, 2021 decreased $260,265,000, or 26.6%, to $718,568,000 for the year ended December 31, 2021, from $978,833,000 for 2020. The decrease in expenses was primarily due to a decrease in loss and LAE as a result of increased cessions in 2021 to our Core Catastrophe and quota share reinsurance programs, as well as a lower frequency of catastrophe activity during 2021. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2021	2020	Change
Net loss and LAE	$422,134	$608,316	$(186,182)
% of Gross earned premiums	30.0%	43.2%	(13.2)	pts
% of Net earned premiums	71.6%	79.4%	(7.8)	pts
Less:
Current year catastrophe losses	$113,740	$294,537	$(180,797)
Prior year reserve unfavorable development	27,856	(6,786)	34,642
Underlying loss and LAE (1)	$280,538	$320,565	$(40,027)
% of Gross earned premiums	19.9%	22.8%	(2.9)	pts
% of Net earned premiums	47.6%	41.8%	5.8	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2021	2020	Change
Policy acquisition costs	$173,574	$236,002	$(62,428)
Operating and underwriting	56,257	52,876	3,381
General and administrative	57,212	72,057	(14,845)
Total Operating Expenses	$287,043	$360,935	$(73,892)
% of Gross earned premiums	20.4%	25.7%	(5.3)	pts
% of Net earned premiums	48.7%	47.1%	1.6	pts

    Loss and LAE decreased by $186,182,000, or 30.6%, to $422,134,000 for the year ended December 31, 2021, from $608,316,000 for the year ended December 31, 2020. Loss and LAE expense as a percentage of net earned premiums

UNITED INSURANCE HOLDINGS CORP.

decreased 7.8 points to 71.6% for the year ended December 31, 2021, compared to 79.4% for the year ended December 31, 2020. During the year ended December 31, 2021, we experienced increased non-catastrophe cessions as a result of the changes to our quota share agreements at the end of 2020 and during 2021. In addition, during the year ended December 31, 2020 there was a higher frequency of catastrophe events when compared to 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2021 would have been 19.9%, a decrease of 2.9 points from 22.8% during the year ended December 31, 2020.

Policy acquisition costs decreased by $62,428,000, or 26.5%, to $173,574,000 for the year ended December 31, 2021, from $236,002,000 for the year ended December 31, 2020. The primary driver of the decrease in expense was an increase in ceding commission income of $63,661,000 related to our quota share reinsurance agreements. In addition, there was a $11,678,000 decrease in expenses incurred, such as premium taxes and agent commission expenses, which fluctuate in conjunction with the year over year decrease in written premium. This was partially offset by an $18,576,000 increase in external management fees incurred during 2021 as the result of an increased volume of commercial written premium year over year.

Operating and underwriting expenses increased by $3,381,000, or 6.4%, to $56,257,000 for the year ended December 31, 2021, from $52,876,000 for the year ended December 31, 2020, primarily due to increased expenses related to our investment in technology of $7,271,000. This was partially offset by a $3,092,000 decrease in agent incentive costs in 2021 as we have discontinued our agent incentive program. We also experienced decreases in travel expenses of $289,000 due to the lack of company travel during 2021 as a result of the continued effects of the coronavirus pandemic and decreases in office overhead expenses of $378,000 in 2021 driven by our shift to a remote work environment.

General and administrative expenses decreased by $14,845,000, or 20.6%, to $57,212,000 for the year ended December 31, 2021, from $72,057,000 for the year ended December 31, 2020, primarily due to a $8,215,000 decrease in salary related expenses driven by an increase in the allocation of claims adjustment payroll related costs to loss & LAE from general and administrative expenses in 2021. In addition, in 2020 we incurred $2,763,000 in expenses related to the discontinuation of plans to build new headquarters, an expense which is non-recurring in 2021.

We experienced adverse reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

	Historical Reserve Development
($ in thousands, except ratios)	2017	2018	2019	2020	2021
Prior year reserve favorable (unfavorable) development	$2,613	$(4,318)	$(33,134)	$6,786	$(27,856)
Development as a % of earnings before interest and taxes	62.9%	(76.7)%	145.2%	(5.5)%	37.4%
Consolidated net loss and LAE ratio (LR)	62.4%	59.3%	66.4%	79.4%	71.6%
Prior year reserve unfavorable (favorable) development on LR	(0.4)%	0.6%	4.4%	(0.9)%	4.7%
Current year catastrophe losses on LR	19.8%	14.6%	12.9%	38.5%	19.3%
Underlying net loss and LAE ratio(1)	43.0%	44.1%	49.1%	41.8%	47.6%
(1) Underlying net loss and LAE Ratio is a non-GAAP measure and is reconciled above to the Consolidated net loss and LAE Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

UNITED INSURANCE HOLDINGS CORP.

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the year ended December 31, 2021 increased by $30,541,000 to a pretax loss of $104,556,000, compared to a pretax loss of $135,097,000 for the year ended December 31, 2020. The decrease in pretax net loss was primarily due to a $148,803,000 decrease in losses and LAE during 2021, driven by increased cessions to our core catastrophe reinsurance program and quota share reinsurance agreements. We also experienced a $44,350,000 decrease in policy acquisition costs year over year due to increased ceding commission income. This was partially offset by a $153,778,000 decrease in net premiums earned, driven by decreases in gross written premiums as well as increased ceded premiums earned in 2021.

Revenues

Our gross written premiums attributable to our personal lines operating segment decreased by $156,393,000, or 14.7%, to $907,207,000 for the year ended December 31, 2021, from $1,063,600,000 for the year ended December 31, 2020, primarily reflecting the impact of our underwriting actions taken at the end of 2020 and during 2021. The breakdown of the year-over-year changes in both direct and assumed written premiums by region are shown in the table below.

Direct Written and Assumed Premium By Region(1)	2021	2020	Change
Florida	$439,645	$485,487	$(45,842)
Gulf	217,604	255,185	(37,581)
Northeast	158,217	197,556	(39,339)
Southeast	91,741	125,372	(33,631)
Total direct written premium by region	$907,207	$1,063,600	$(156,393)
Assumed premium	—	—	—
Total gross written premium by region	$907,207	$1,063,600	$(156,393)
(1) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of December 1, 2021, we are no longer writing in Connecticut or Rhode Island as the policies have transitioned to HCPCI.

New and Renewal Policies(1) By Region(2)		2021		2020	Change
Florida		206,366		257,880	(51,514)
Northeast	113,884	122,723		147,079	(24,356)
Gulf		113,884	147,079	150,716	(36,832)
Southeast		60,376		98,071	(37,695)
Total		503,349		653,746	(150,397)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.
(2) "Gulf" is comprised of Louisiana and Texas in 2021 and Hawaii, Louisiana, and Texas in 2020; "Northeast" is comprised of Connecticut, Massachusetts, New Jersey, New York and Rhode Island; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of December 1, 2021, we are no longer writing in Connecticut or Rhode Island as the policies have transitioned to HCPCI.

Ceded premiums earned attributable to our personal lines operating segment increased by $134,786,000, or 30.2%, to $581,626,000 for the year ended December 31, 2021 from $446,840,000 for the year ended December 31, 2020. The increase is primarily driven by a $101,722,000 increase in ceded premiums earned from our quota share agreements. Effective December 31, 2020, we modified our existing and entered into a new quota share agreement which increased our overall ceding percentage. In addition, effective December 31, 2020 we entered into a quota share reinsurance agreement with HCPCI for our northeast business, excluding New York, as a part of our renewal rights agreement. In addition to these quota share changes, we also experienced an increase in our ceded earned premiums related to our catastrophe reinsurance agreements of $35,957,000 as we added more coverage to the program.

Net investment income attributable to our personal lines operating segment decreased by $6,761,000, or 43.0%, to $8,962,000 for the year ended December 31, 2021 from $15,723,000 for the year ended December 31, 2020. The decrease is driven by a $6,049,000 decrease in income from our fixed maturity investment portfolio as a result of lower yields as well as a decrease in the size of our fixed maturity portfolio in 2021. In addition to this decrease we also experienced lower returns from our equity securities driven by a decrease in our holdings during 2021, causing a $946,000 decrease in net investment income.

UNITED INSURANCE HOLDINGS CORP.

Net realized investment gains and net unrealized gains (losses) on equity securities attributable to our personal lines operating segment decreased by $17,349,000, or 76.4%, to a net gain of $5,367,000 for the year ended December 31, 2021 from a net gain of $22,716,000 for the year ended December 31, 2020, primarily driven by the disposal of our equity portfolio and the sale and reinvestment of our fixed maturity portfolio in 2020, during a favorable price environment, in efforts to mitigate potential surplus declines from market volatility for each of our insurance subsidiaries.

Expenses

Expenses attributable to our personal lines operating segment for the year ended December 31, 2021 decreased $201,862,000, or 26.5%, to $559,812,000 for the year ended December 31, 2021, from $761,674,000 for the year ended December 31, 2020. The decrease in expenses was primarily due to a decrease in loss and LAE of $148,803,000, as a result of increased cessions to our core catastrophe and quota share reinsurance programs, as well as a lower frequency of catastrophe activity during 2021. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2021	2020	Change
Net loss and LAE	$367,416	$516,219	$(148,803)
% of Gross earned premiums	36.8%	50.8%	(14.0)	pts
% of Net earned premiums	88.2%	90.5%	(2.3)	pts
Less:
Current year catastrophe losses	$104,210	$269,875	$(165,665)
Prior year reserve unfavorable (favorable) development	32,209	(7,587)	39,796
Underlying loss and LAE (1)	$230,997	$253,931	$(22,934)
% of Gross earned premiums	23.1%	25.0%	(1.9)	pts
% of Net earned premiums	55.5%	44.5%	11.0	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s personal lines operating segment expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2021	2020	Change
Policy acquisition costs	$93,376	$137,726	$(44,350)
Operating and underwriting	51,004	49,255	1,749
General and administrative	47,927	58,385	(10,458)
Total Operating Expenses	$192,307	$245,366	$(53,059)
% of Gross earned premiums	19.3%	24.1%	(4.8)	pts
% of Net earned premiums	46.2%	43.0%	3.2	pts

Loss and LAE attributable to our personal lines operating segment decreased by $148,803,000, or 28.8%, to $367,416,000 for the year ended December 31, 2021, from $516,219,000 for the year ended December 31, 2020. Loss and LAE expense as a percentage of net earned premiums decreased 2.3 points to 88.2% for the year ended December 31, 2020, compared to 90.5% for the year ended December 31, 2020. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2021 would have been 23.1%, a decrease of 1.9 points from 25.0% during the year ended December 31, 2020.

Policy acquisition costs attributable to our personal lines operating segment decreased by $44,350,000, or 32.2%, to $93,376,000 for the year ended December 31, 2021, from $137,726,000 for the year ended December 31, 2020. The primary driver of the decrease in costs was an increase in ceding commission income related primarily to our quota share reinsurance agreements of $28,507,000. In addition, we also experienced decreases in various other expenses such as agent commissions and policy admin fees due to decreased written premiums year over year, as described above.

UNITED INSURANCE HOLDINGS CORP.

Operating and underwriting expenses attributable to our personal lines operating segment increased by $1,749,000, or 3.6%, to $51,004,000 for the year ended December 31, 2021, from $49,255,000 for the year ended December 31, 2020, primarily due to increased expenses related to our investment in technology of $6,680,000, partially offset by a decrease in agent costs of $3,087,000, driven by the discontinuation of our agent incentive program in 2021, as well as a $2,452,000 decrease in underwriting expenses such as inspection costs and underwriting reports, driven by the decrease in our written premiums in 2021.

General and administrative expenses attributable to our personal lines operating segment decreased by $10,458,000, or 17.9%, to $47,927,000 for the year ended December 31, 2021, from $58,385,000 for the year ended December 31, 2020, primarily due to decreased salary and benefit related costs of $8,361,000 driven by an increase in the allocation of claims adjustment payroll related costs to loss & LAE from general and administrative expenses in 2021.

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the year ended December 31, 2021 increased by $16,073,000 to pretax income of $32,021,000, compared to pretax income of $15,948,0000 for the year ended December 31, 2020. The increase in pretax earnings was primarily due to a decrease in our loss & LAE expense in 2021 of 37,379,000, driven by increased cessions to our core catastrophe reinsurance program in 2021 compared to 2020 and cessions to our quote share reinsurance agreements which were modified to include ACIC effective December 31, 2020. In addition, we also experienced an $18,078,000 decrease in policy acquisition costs, which can be attributed to ceding commission income in 2021 from our quota share agreements. These decreases were offset by a $22,123,000 decrease in net premiums earned in 2021 driven by increased ceded premium earned year over year.

Revenues

Our gross written premiums attributable to our commercial lines operating segment increased by $28,975,000, or 7.4%, to $422,238,000 for the year ended December 31, 2021, from $393,263,000 for the year ended December 31, 2020, primarily reflecting the impact of rate increases as well as organic growth in renewal business generated. These increases were partially offset by a decrease in assumed premiums of $44,989,000 or 99.3%, due to the termination of a contract which included commercial property business assumed from unaffiliated insurers. The breakdown of the year-over-year changes in both direct and assumed written premiums by state are shown in the table below.

Direct Written and Assumed Premium By State	2021	2020	Change
Florida	$413,066	$344,289	$68,777
Texas	7,409	2,879	4,530
South Carolina	1,447	790	657
Total direct written premium by region	$421,922	$347,958	$73,964
Assumed premium (1)	316	45,305	(44,989)
Total gross written premium by region	$422,238	$393,263	$28,975
(1) Assumed premium written for 2021 and 2020 primarily included commercial property business assumed from unaffiliated insurers.

New and Renewal Policies(1) By State	2021	2020	Change
Florida	6,131	6,121	10
Texas	99	32	67
South Carolina	30	15	15
Total	6,260	6,168	92
(1) Only includes new and renewal commercial policies written during the year.

Ceded premiums earned attributable to our commercial lines operating segment increased by $42,579,000 or 21.9%, to $237,056,000 for the year ended December 31, 2021 from $194,477,000 for the year ended December 31, 2020. The increase is primarily driven by a $61,991,000 increase in ceded premiums earned from adding ACIC to our quota share agreements, offset by a decrease in our catastrophe reinsurance agreements ceded premiums earned of $18,050,000. Effective December 31, 2020, our quota share agreements were modified to increase our ceding percentage and include ACIC. In the prior year we had no ceded premium earned related to quota share reinsurance agreements.

UNITED INSURANCE HOLDINGS CORP.

Net investment income attributable to our commercial lines operating segment decreased by $3,118,000, or 39.6%, to $4,764,000 for the year ended December 31, 2021 from $7,882,000 for 2020. The decrease is driven by a $2,544,000 decrease in income from our fixed maturity investment portfolio as a result of lower yields, as well as a decrease in the size of our fixed maturity portfolio in 2021. Our equity securities also produced lower returns during the year ended December 31, 2021, driven by a decrease in our holdings during 2021, causing a $219,000 decrease in net investment income.

Net realized investment gains and net unrealized gains (losses) on equity securities attributable to our commercial lines operating segment decreased by $12,817,000, or 89.9%, to a net gain of $1,437,000 for the year ended December 31, 2021 from a net gain of $14,254,000 for 2020, primarily driven by the disposal of our equity portfolio and the sale and reinvestment of our fixed maturity portfolio in 2020, during a favorable price environment, in an effort to mitigate potential surplus declines from market volatility for each of our insurance subsidiaries.

Expenses

Expenses attributable to our commercial lines operating segment for the year ended December 31, 2021 decreased $54,138,000, or 26.9%, to $147,388,000 for the year ended December 31, 2021, from $201,526,000 for the year ended December 31, 2020. The decrease in expenses was primarily due to a decrease in loss and LAE as a result of increased cessions in 2021 to our core catastrophe reinsurance program and cessions to our quote share reinsurance agreements which were modified to include ACIC effective December 31, 2020. In addition, we also experienced a lower frequency of catastrophe activity during 2021. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2021	2020	Change
Net loss and LAE	$54,718	$92,097	$(37,379)
% of Gross earned premiums	13.3%	23.6%	(10.3)	pts
% of Net earned premiums	31.6%	47.1%	(15.5)	pts
Less:
Current year catastrophe losses	$9,530	$24,662	$(15,132)
Prior year reserve favorable development	(4,353)	801	(5,154)
Underlying loss and LAE (1)	$49,541	$66,634	$(17,093)
% of Gross earned premiums	12.1%	17.1%	(5.0)	pts
% of Net earned premiums	28.6%	34.1%	(5.5)	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s commercial lines operating segment expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2021	2020	Change
Policy acquisition costs	$80,198	$98,276	$(18,078)
Operating and underwriting	4,873	3,440	1,433
General and administrative	7,599	7,685	(86)
Total Operating Expenses	$92,670	$109,401	$(16,731)
% of Gross earned premiums	22.6%	28.1%	(5.5)	pts
% of Net earned premiums	53.5%	56.0%	(2.5)	pts

Loss and LAE attributable to our commercial lines operating segment decreased by $37,379,000, or 40.6%, to $54,718,000 for the year ended December 31, 2021, from $92,097,000 for the year ended December 31, 2020. Loss and LAE expense as a percentage of net earned premiums decreased 15.5 points to 31.6% for the year ended December 31, 2021, compared to 47.1% for the year ended December 31, 2020. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2021 would have been 12.1%, a decrease of 5.0 points from 17.1% during the year ended December 31, 2020.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs attributable to our commercial lines operating segment decreased by $18,078,000, or 18.4%, to $80,198,000 for the year ended December 31, 2021, from $98,276,000 for the year ended December 31, 2020. The primary driver of the decrease in costs was an increase of $24,159,000 in ceding commission income related to our quota share reinsurance agreements. In addition, we experienced a decrease in ceding commission expenses related to our assumed premiums of $11,053,000 in 2021. This was offset by an increase in our external management fees paid of $18,606,000 as a result of increased written premium in 2021.

Operating and underwriting expenses attributable to our commercial lines operating segment increased by $1,433,000, or 41.7%, to $4,873,000 for the year ended December 31, 2021, from $3,440,000 for the year ended December 31, 2020, primarily due to increased expenses related to our investment in technology of $1,226,000.

General and administrative expenses attributable to our commercial lines operating segment remained relatively flat, decreasing by $86,000, or 1.1%, to $7,599,000 for the year ended December 31, 2021, from $7,685,000 for the year ended December 31, 2020.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes in Part II, Item 8 in this Form 10-K.

Investments

The primary goals of our investment strategy are to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. Limiting equity exposure manages risks and helps to preserve capital for two reasons: first, bond market returns are less volatile than stock market returns, and second, should the bond issuer enter bankruptcy liquidation, bondholders generally have a higher priority than equity holders in a bankruptcy proceeding. Our investment strategy is the same for both our personal lines and commercial lines operating segments.

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

Our cash and investment portfolios totaled $964,844,000 at December 31, 2021 compared to $1,296,549,000 at December 31, 2020.

The following table summarizes our investments, by type:

	December 31, 2021		December 31, 2020
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$49,340	5.1%	$130,425	10.1%
Foreign governments	3,459	0.4%	1,516	0.1%
States, municipalities and political subdivisions	79,896	8.3%	134,382	10.4%
Public utilities	25,457	2.6%	29,980	2.3%
Corporate securities	244,443	25.3%	292,329	22.4%
Mortgage-backed securities	186,740	19.4%	288,212	22.2%
Asset-backed securities	70,162	7.3%	56,657	4.4%
Redeemable preferred stocks	4,105	0.4%	6,510	0.5%
Total fixed maturities	663,602	68.8%	940,011	72.4%
Mutual fund	33,064	3.4%	152	—%
Non-redeemable preferred stocks	4,894	0.5%	7,293	0.6%
Total equity securities	37,958	3.9%	7,445	0.6%
Other investments	18,006	1.9%	47,595	3.7%
Total investments	719,566	74.6%	995,051	76.7%
Cash and cash equivalents	212,024	22.0%	239,420	18.5%
Restricted cash	33,254	3.4%	62,078	4.8%
Total cash, cash equivalents, restricted cash and investments	$964,844	100.0%	$1,296,549	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2021 and 2020 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings in 2021 and 2020 consisted mainly of securities issued by companies in the financial, utilities and industrial sectors or mutual funds. Most of the corporate bonds we hold reflected a similar diversification. At December 31, 2021, approximately 83.2% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 16.8% were corporate bonds rated “BBB” or “BB”.

UNITED INSURANCE HOLDINGS CORP.

The most significant impact of COVID-19 on our business occurred during the year ended December 31, 2020, where we saw fluctuations in our investment portfolio due to volatility in the equity securities markets that we were unable to predict. During the second half of the year ended December 31, 2020, we decreased our equity portfolio from 9.1% of our total invested assets (including cash, restricted cash and cash equivalents) at June 30, 2020 to 0.6% of our total invested assets (including cash, restricted cash and cash equivalents) at December 31, 2020. As a result of this decrease, we experienced a decreased impact from fluctuations in the equity securities markets on our financial statements for the second half of the year ended December 31, 2020. In the first quarter of 2021, we began to increase our investments in the equities market. Management is working closely with our investment managers to monitor the fluctuations in the markets and the corresponding impact to our portfolios.

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

Effective December 31, 2021, we entered into a structured quota share agreement. This structured quota share reinsurance agreement has a cession rate of 25% and covers UPC and FSIC’s non-catastrophe losses on policies in-force on the effective date of the agreement.

Effective December 31, 2021, we entered into a quota share reinsurance agreement with HCPCI. Under the terms of this agreement, we will cede 85% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. As a result, our 8% quota share agreement was modified to exclude these states, effective December 31, 2021.

Effective December 13, 2021, we renewed our all other perils (AOP) catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000. During the year ended December 31, 2021, we ceded $91,223,000 under the contract period effective January 1, 2021 through December 31, 2021.

Effective June 1, 2021, we entered into a quote share reinsurance agreement with HCPCI and TypTap. Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. As a result, our 15% quota share and excess of loss agreements were modified to exclude policies in these states effective June 1, 2021. As the transfer of states is completed, the quota share coverage for the transitioned state will no longer be in effect.

During the second quarter of 2021, we placed our reinsurance program for the 2021 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $2,900,000,000. The treaties reinsure personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes and tropical storms. The agreements were effective as of June 1, 2021, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF). The FHCF covers Florida risks only and we participate at 90%. Under our core catastrophe excess of loss treaty and excess of loss aggregate treaty, retention on a first and second event is $15,000,000 each and retention on subsequent events total $1,000,000, resulting in a maximum retention of $31,000,000. Retentions for JIC are $4,000,000 for a first event and $1,000,000 for subsequent events, covering all perils. Retention for IIC is $3,000,000 per occurrence, covering all perils.

Effective December 31, 2020, we extended our quota share agreement that was set to expire on May 31, 2021. This quota share reinsurance agreement had a cession rate of 15% and 7.5% for all subject business and provides coverage for all catastrophe perils and attritional losses. The cession rate is comprised of a quota share cession of 15% which was renewed through May 31, 2022, which covers UPC, FSIC, and ACIC, a quota share cession of 8% which was renewed effective December 31, 2021 through December 31, 2022, with the remaining 7.5% covering UPC and FSIC only, which was

UNITED INSURANCE HOLDINGS CORP.

nonrenewed at June 1, 2021. For all catastrophe perils, the quota share agreements provide ground-up protection effectively reducing our retention for catastrophe losses.

In addition, effective June 1, 2021 our quota share agreements were modified to exclude policies in New York. This modification was made as the result of our 100% internal quota share agreement, effective June 1, 2021, which cedes 100% of UPC's in-force, new, and renewal policies in the state of New York to our subsidiary, IIC.

Effective December 31, 2020, we entered into a quota share reinsurance agreement with HCPCI, effective as of December 31, 2020. According to the terms of this reinsurance contract, UPC Insurance ceded and HCPCI assumed a 69.5% quota share of our personal lines homeowners business in Connecticut, Massachusetts, New Jersey, and Rhode Island on an in-force, new and renewal basis for the period from December 31, 2020 through May 31, 2021. This agreement was replaced by the 100% quota share agreement with HCPCI and TypTap.

Reinsurance costs as a percent of gross earned premium during the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Non-at-Risk	(2.1)%	(2.4)%
Quota Share	(24.8)%	(13.1)%
All Other	(31.3)%	(30.1)%
Total Ceding Ratio	(58.2)%	(45.6)%

Reinsurance costs as a percent of gross earned premium for our commercial lines and personal lines operating segments during the years ended December 31, 2021 and 2020 were as follows:

	Personal		Commercial
	2021	2020	2021	2020
Non-at-Risk	(2.9)%	(3.1)%	(0.2)%	(0.6)%
Quota Share	(28.7)%	(18.2)%	(15.1)%	—%
All Other	(26.7)%	(22.6)%	(42.5)%	(49.3)%
Total Ceding Ratio	(58.3)%	(43.9)%	(57.8)%	(49.9)%

Please note that the sum of the percentages above will not reconcile to the consolidated percentages as they are calculated using each operating segments’ gross earned premium rather than our consolidated gross earned premium.

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Year Ended December 31,
	2021	2020	2019
Quota Share	$(294,570)	$(306,331)	$(174,147)
Excess-of-loss	(545,128)	(412,220)	(424,622)
Equipment, identity theft, and cyber security (1)	(1,562)	(13,801)	(13,379)
Flood and inland flood (1)	(23,465)	(23,517)	(21,127)
Ceded premiums written	$(864,725)	$(755,869)	$(633,275)
Change in ceded unearned premiums	46,043	114,552	52,149
Ceded premiums earned	$(818,682)	$(641,317)	$(581,126)
(1) We began writing cyber security and inland flood policies in 2020.

UNITED INSURANCE HOLDINGS CORP.

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our commercial lines and personal lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

Personal Lines Operating Segment

	Year Ended December 31,
	2021	2020	2019
Quota Share	$(219,293)	$(284,886)	$(174,147)
Excess-of-loss	(373,419)	(222,107)	(233,575)
Equipment, identity theft, and cyber security (1)	(811)	(11,724)	(11,036)
Flood and inland flood (1)	(23,465)	(23,517)	(21,128)
Ceded premiums written	$(616,988)	$(542,234)	$(439,886)
Change in ceded unearned premiums	35,362	95,394	35,614
Ceded premiums earned	$(581,626)	$(446,840)	$(404,272)
(1) We began writing cyber security and inland flood policies in 2020.

Commercial Lines Operating Segment Impact

	Year Ended December 31,
	2021	2020	2019
Quota Share	$(75,277)	$(21,445)	$—
Excess-of-loss	(171,709)	(190,113)	(191,047)
Equipment, identity theft, and cyber security (1)	(751)	(2,077)	(2,342)
Ceded premiums written	$(247,737)	$(213,635)	$(193,389)
Change in ceded unearned premiums	10,681	19,158	16,535
Ceded premiums earned	$(237,056)	$(194,477)	$(176,854)
(1) We began writing cyber security in 2020.

UNITED INSURANCE HOLDINGS CORP.

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2021
Current period catastrophe losses incurred
Named and numbered storms	7	$35,872	6.1%
All other catastrophe loss events	40	77,868	13.2%
Total	47	$113,740	19.3%

December 31, 2020
Current period catastrophe losses incurred
Named and numbered storms	13	$208,157	27.2%
All other catastrophe loss events	35	86,380	11.3%
Total	48	$294,537	38.5%

December 31, 2019
Current period catastrophe losses incurred
Named and numbered storms	5	$32,170	4.3%
All other catastrophe loss events	32	64,705	8.6%
Total	37	$96,875	12.9%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

The impact of the current year catastrophes to our commercial lines and personal lines operating segments can be seen in the table below. Please note that the catastrophe events may have impacted both operating segments. As a result, the sum of the number of events in the tables below will not reconcile to the consolidated number of events above. In addition, the combined ratio impact is calculated and sum of the ratios in the tables below will not reconcile to the ratios above.

UNITED INSURANCE HOLDINGS CORP.

Personal Lines Operating Segment Impact

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2021
Current period catastrophe losses incurred
Named and numbered storms	7	$35,715	8.6%
All other catastrophe loss events	40	68,495	16.4%
Total	47	$104,210	25.0%

December 31, 2020
Current period catastrophe losses incurred
Named and numbered storms	13	$191,473	33.6%
All other catastrophe loss events	33	78,402	13.7%
Total	46	$269,875	47.3%

December 31, 2019
Current period catastrophe losses incurred
Named and numbered storms	5	$29,477	5.5%
All other catastrophe loss events	32	48,217	9.1%
Total	37	$77,694	14.6%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

UNITED INSURANCE HOLDINGS CORP.

Commercial Lines Operating Segment Impact

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2021
Current period catastrophe losses incurred
Named and numbered storms	4	$158	0.1%
All other catastrophe loss events	4	9,372	5.4%
Total	8	$9,530	5.5%

December 31, 2020
Current period catastrophe losses incurred
Named and numbered storms	8	$16,684	8.5%
All other catastrophe loss events	9	7,978	4.1%
Total	17	$24,662	12.6%

December 31, 2019
Current period catastrophe losses incurred
Named and numbered storms	1	$2,693	1.2%
All other catastrophe loss events	3	16,488	7.5%
Total	4	$19,181	8.7%
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

Unpaid losses and LAE totaled $1,084,450,000 and $1,089,966,000 as of December 31, 2021 and 2020, respectively. Of this total, $230,377,000 and $349,882,000 is related to our commercial lines operating segment, respectively. The remaining $854,073,000 and $740,084,000 is related to our personal lines operating segment, respectively. On a consolidated basis, this balance has remained relatively flat year over year, despite decreased current year catastrophe losses incurred in 2021, driven by a decrease in the frequency of catastrophe activity in 2021. This decrease in activity is offset by the increase in severity of current year losses, driven primarily by Hurricane Ida which made landfall in the third quarter of 2021. Despite unpaid losses and LAE remaining flat year over year, we have seen an increase in our reinsurance recoverables year over year due to the decrease in our core catastrophe reinsurance program’s retention levels in 2021 and our increase in quota share cessions in 2021..

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

See Note 10 in our Notes to Consolidated Financial Statements for additional information regarding our losses and LAE.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The RBC guidelines published by the NAIC may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 15 in our Notes to Consolidated Financial Statements and Part II, Item 5 for additional information.

During the year ended December 31, 2021, we contributed $17,000,000, $8,000,000 and $17,500,000 to our insurance subsidiaries, UPC, FSIC, and ACIC, respectively. During the year ended December 31, 2020, we contributed $12,000,000 and $3,000,000 to our insurance subsidiary, UPC, and reinsurance subsidiary, UPC Re, respectively. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

During February 2021, we received a dividend of $3,500,000 from IIC. During February 2020, we received a dividend of $12,000,000 from IIC. During August 2019, we received a dividend of $13,579,000 from our insurance subsidiary ACIC. In 2019, the $1,764,000 dividend paid by IIC in 2018 was returned by UIHC.

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

As a result of claim activity from the current and prior years, we have an obligation related to the unpaid policyholder losses and unpaid loss adjustment expenses associated with the settling of these claims. As of December 31, 2021, our total obligation related to these claim payments was $1,084,450,000, of which we estimate $608,615,000 to be short-term in nature (due in less than twelve months), based upon our cumulative claims paid over the last 21 years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this estimated projected settlement, and as a result these estimates will differ, perhaps significantly, from actual future payments.

In addition to our unpaid loss and loss adjustment expenses, as of December 31, 2021 we have outstanding debt obligations related to our notes payable totaling $158,559,000. This is exclusive of interest costs, which we estimate will total $65,629,000 over the life of the debt, based on the current fixed and variable interest rates of these notes. Our short-term obligation related to these notes payable total $1,523,000 in principal payments and $9,506,000 in estimated interest payments. For more information regarding these outstanding notes, please see Note 11.

In connection with entering into contracts with our outside vendors, we have minimum obligations due to our vendors over the life of the contracts. Our main vendor obligations are related to underwriting tools, claims and policy administration systems, and software used by our information technology department in their daily operations. Our total obligation related to these three categories of obligations are $2,370,000, $8,031,000, and $6,250,000, respectively. Of these obligations, $1,257,000, $5,940,000, and $1,250,000, respectively are short-term in nature.

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

During the year ended December 31, 2021, several balance sheet items were impacted by our increased reinsurance coverage entered into at the end of 2020 and in 2021. Reinsurance recoverable on paid and unpaid losses increased during the period, driven by our increased ceding on catastrophe losses related primarily to Hurricane Ida and increased quota share cessions. Ceded unearned premiums also increased, driven by the increase in ceded written premiums associated with these additional agreements. In addition to these items, we also saw a decrease in our unearned premium balance at December 31, 2021, driven by our decreased personal lines written premium in 2021 as the result of underwriting actions taken by the Company at the end of 2020 and throughout 2021.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. Additional cash outflows relate to the purchase of fixed assets. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the year ended December 31, 2021, cash provided by investing activities increased $214,811,000 as the result of net sales of investments totaling $256,648,000 in 2021, compared to $47,414,000 in 2020.

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the year ended December 31, 2021, cash used in financing activities increased by $552,000 due to a $588,000 increase year over year in cash outflows related to our repayment of our outstanding debt, offset by a $73,000 decrease year over year in our tax withholding payments related to the net settlement of equity awards.

UNITED INSURANCE HOLDINGS CORP.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2(v) in our Notes to Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

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

As discussed in Note 4 in our Notes to Consolidated Financial Statements, we value our investments at fair value using quoted prices from active markets, to the extent available. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We also have investments in limited partnerships that require us to use the net asset value per share method of valuation to determine fair value.

See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more information regarding the sensitivity of our fixed maturity portfolio to changes in interest rates.

UNITED INSURANCE HOLDINGS CORP.

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

Due to the adoption of Accounting Standards Update (ASU) 2016-01 (ASU 2016-01) as of January 1, 2018, equity securities are reported at fair value with changes in fair value, including impairment write-downs, being recognized in the revenue section of our Consolidated Statements of Comprehensive Loss.

See Note 2(b) in our Notes to Consolidated Financial Statements for further information regarding our credit loss testing.

Measurement of Goodwill and Related Impairment

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We test goodwill for impairment by performing a qualitative assessment. If the assessment indicates that an impairment may exist, a quantitative assessment is performed. Goodwill is impaired when it is determined that the carrying value of a reporting unit is in excess of the fair value of that reporting unit. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.

Please refer to Note 2(k) and Note 8 in our Notes to Consolidated Financial Statements for further information regarding our measurement of Goodwill and Related Impairment.

RELATED PARTY TRANSACTIONS

Please refer to Note 16 in our Notes to Consolidated Financial Statements for a discussion of our related party transactions.

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

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-income securities at December 31, 2021 and 2020:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
2021
300 basis point increase	$585,416	$(78,186)	(11.8)%
200 basis point increase	$611,472	$(52,130)	(7.9)%
100 basis point increase	$637,534	$(26,068)	(3.9)%
Fair value	$663,602	$—	—%
100 basis point decrease	$689,131	$25,529	3.8%
200 basis point decrease	$707,396	$43,794	6.6%
300 basis point decrease	$711,488	$47,886	7.2%

2020
300 basis point increase	$822,322	$(117,689)	(12.5)%
200 basis point increase	$861,548	$(78,463)	(8.3)%
100 basis point increase	$900,778	$(39,233)	(4.2)%
Fair value	$940,011	$—	—%
100 basis point decrease	$972,991	$32,980	3.5%
200 basis point decrease	$984,777	$44,766	4.8%
300 basis point decrease	$986,344	$46,333	4.9%
Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-income investments, and should not be considered indicative of future results. Based on our analysis, a 300-basis point decrease or increase in interest rates from the December 31, 2021 rates would not have a material impact on our results of operations or cash flows. In line with the anticipated LIBOR phase out, the last one-week and two-month LIBOR settings were published on December 31, 2021. However, the Intercontinental Exchange will continue to publish one-month, three-month, six-month and twelve-month LIBOR settings through 2023. We are unable to predict the use of alternate reference rates and corresponding interest rate risk at this time.

UNITED INSURANCE HOLDINGS CORP.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturity securities. We mitigate this risk by generally investing in investment grade securities and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-income security portfolio by rating at December 31, 2021 and 2020:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
2021
AAA	$125,869	18.7%	$124,370	18.7%
AA+, AA, AA-	214,542	31.9	210,900	31.8
A+, A, A-	218,407	32.5	216,778	32.7
BBB+, BBB, BBB-	112,244	16.7	110,469	16.6
BB+, BB, BB-	1,077	0.2	1,085	0.2
Total	$672,139	100.0%	$663,602	100.0%

2020
AAA	$114,697	12.4%	$115,818	12.3%
AA+, AA, AA-	418,575	45.1	423,224	45.1
A+, A, A-	279,523	30.2	284,269	30.2
BBB+, BBB, BBB-	110,966	12.0	113,816	12.1
BB+, BB, BB-	2,953	0.3	2,884	0.3
Total	$926,714	100.0%	$940,011	100.0%

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

We also are exposed to credit risk through our outstanding premiums receivable balances. We evaluate the age of our premium receivables to minimize our exposure to significant losses due to nonpayment.

After our evaluation of all credit risks described above, if we feel it is necessary, we record a credit loss allowance to address these credit risks. For more information regarding our credit loss allowance, please refer to Note 13.

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2021 consisted of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

During 2021, we increased our equity portfolio from 0.7% of our total investments (excluding cash, restricted cash and cash equivalents) at December 31, 2020 to 5.4% of our total investments (excluding cash, restricted cash and cash equivalents) at December 31, 2021.

UNITED INSURANCE HOLDINGS CORP.

The following table illustrates the composition of our equity portfolio at December 31, 2021 and 2020:

		% of Total
Stocks by Sector	Fair Value	Fair Value
2021
Funds	$33,064	87.1%
Financial	3,723	9.8
Utilities	1,008	2.7
Industrial	163	0.4
Total	$37,958	100.0%

2020
Financial	$5,870	78.9%
Utilities	1,134	15.2
Industrial	289	3.9
Funds	152	2.0
Total	$7,445	100.0%

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of United Insurance Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of United Insurance Holdings Corp. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)- Refer to Notes 2 and 10 to the Financial Statements

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

Given the subjectivity of estimating the projected losses to be incurred by the Company as it relates to both reported and unreported claims, performing audit procedures to evaluate whether the Company’s loss reserves were appropriately recorded as of December 31, 2021, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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
•We evaluated the methods and assumptions used by management to estimate the loss reserves by:

–Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
–Holding discussions with management to discuss the Company’s ultimate recorded reserve actions and understand any trends that have been observed in the Company’s claims data.
–Comparing management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the loss reserves.

•With the assistance of our actuarial specialists, we developed independent estimates of the loss reserves, including loss data, significant drivers, and claim development factors, and compared our estimates to management’s estimates.

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida
March 15, 2022

We have served as the Company's auditor since 2018.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $672,139 and $926,714, respectively)	$663,602	$940,011
Equity securities	37,958	7,445
Other investments (amortized cost of $17,131 and $47,535, respectively)	18,006	47,595
Total investments	719,566	995,051
Cash and cash equivalents	212,024	239,420
Restricted cash	33,254	62,078
Total cash, cash equivalents and restricted cash	245,278	301,498
Accrued investment income	3,296	4,680
Property and equipment, net	31,561	34,187
Premiums receivable, net (credit allowance of $32 and $140, respectively)	79,166	87,339
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $563 and $386, respectively)	997,120	821,156
Ceded unearned premiums	430,631	384,588
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	38,520	74,414
Intangible assets, net	18,375	21,930
Other assets, net (credit allowance of $0 and $20, respectively)	62,015	51,053
Total Assets	$2,698,573	$2,848,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,084,450	$1,089,966
Unearned premiums	644,940	723,938
Reinsurance payable on premiums	248,625	241,636
Payments outstanding	114,524	77,912
Accounts payable and accrued expenses	76,258	91,173
Operating lease liability	1,934	2,311
Other liabilities	39,324	46,365
Notes payable, net	156,561	158,041
Total Liabilities	$2,366,616	$2,431,342
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,360,429 and 43,250,731 issued, respectively; 43,370,442 and 43,075,877 outstanding, respectively	4	4
Additional paid-in capital	394,268	393,122
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	(6,531)	9,693
Retained earnings (deficit)	(74,904)	(6,635)
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$312,406	$395,753
Noncontrolling interests (NCI)	19,551	21,846
Total Stockholders’ Equity	$331,957	$417,599
Total Liabilities and Stockholders’ Equity	$2,698,573	$2,848,941

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2021	2020	2019
REVENUE:
Gross premiums written	$1,329,445	$1,456,863	$1,380,268
Change in gross unearned premiums	78,998	(49,883)	(46,742)
Gross premiums earned	1,408,443	1,406,980	1,333,526
Ceded premiums earned	(818,682)	(641,317)	(581,126)
Net premiums earned	589,761	765,663	752,400
Net investment income	13,772	24,125	30,145
Net realized investment gains	3,567	66,691	1,228
Net unrealized gains (losses) on equity securities	3,237	(27,562)	24,761
Other revenue	24,190	17,739	16,582
Total revenues	634,527	846,656	825,116
EXPENSES:
Losses and loss adjustment expenses	422,134	608,316	499,493
Policy acquisition costs	173,574	236,002	238,268
Operating expenses	56,257	52,876	44,310
General and administrative expenses	57,212	72,057	65,989
Interest expense	9,391	9,582	9,781
Total expenses	718,568	978,833	857,841
Loss before other income	(84,041)	(132,177)	(32,725)
Other income	184	74	119
Loss before income taxes	(83,857)	(132,103)	(32,606)
Benefit for income taxes	(23,989)	(36,605)	(3,121)
Net loss	$(59,868)	$(95,498)	$(29,485)
Less: Net income (loss) attributable to NCI	(1,949)	956	387
Net loss attributable to UIHC	$(57,919)	$(96,454)	$(29,872)
OTHER COMPREHENSIVE LOSS:
Change in net unrealized gains (losses) on investments	(18,267)	64,726	28,366
Reclassification adjustment for net realized investment gains	(3,567)	(66,691)	(1,228)
Income tax benefit (expense) related to items of other comprehensive income	5,264	502	(6,588)
Total comprehensive loss	$(76,438)	$(96,961)	$(8,935)
Less: Comprehensive income (loss) attributable to NCI	(2,295)	1,119	588
Comprehensive loss attributable to UIHC	$(74,143)	$(98,080)	$(9,523)

Weighted average shares outstanding
Basic	42,948,850	42,864,166	42,763,423
Diluted	42,948,850	42,864,166	42,763,423

Earnings available to UIHC common stockholders per share
Basic	$(1.35)	$(2.25)	$(0.70)
Diluted	$(1.35)	$(2.25)	$(0.70)

See accompanying notes to consolidated financial statements. Statements include related party transactions as detailed in Note 16.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Stockholders’ Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2018	42,984,578	$4	$389,141	$(431)	$(9,030)	$140,546	$520,230	$20,139	$540,369
Net income (loss)	—	—	—	—	—	(29,872)	(29,872)	387	(29,485)
Other comprehensive income	—	—	—	—	20,349	—	20,349	201	20,550
Stock compensation	43,496	—	2,711	—	—	—	2,711	—	2,711
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,280)	(10,280)	—	(10,280)
December 31, 2019	43,028,074	4	391,852	(431)	11,319	100,394	503,138	20,727	523,865
Net income (loss)	—	—	—	—	—	(96,454)	(96,454)	956	(95,498)
Other comprehensive income (loss)	—	—	—	—	(1,626)	—	(1,626)	163	(1,463)
Reclassification due to adoption of ASU 2016-13	—	—	—	—	—	(262)	(262)	—	(262)
Stock compensation	47,803	—	1,270	—	—	—	1,270	—	1,270
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,313)	(10,313)		(10,313)
December 31, 2020	43,075,877	4	393,122	(431)	9,693	(6,635)	395,753	21,846	417,599
Net loss	—	—	—	—	—	(57,919)	(57,919)	(1,949)	(59,868)
Other comprehensive loss	—	—	—	—	(16,224)	—	(16,224)	(346)	(16,570)
Stock compensation	294,565	—	1,146	—	—	—	1,146	—	1,146
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,350)	(10,350)	—	(10,350)
December 31, 2021	43,370,442	$4	$394,268	$(431)	$(6,531)	$(74,904)	$312,406	$19,551	$331,957
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net loss	$(59,868)	$(95,498)	$(29,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,768	11,046	11,997
Bond amortization and accretion	8,814	6,422	5,323
Net realized gains on investments	(3,567)	(66,691)	(1,228)
Net unrealized losses (gains) on equity securities	(3,237)	27,562	(24,761)
Provision (benefit) for uncollectible premiums	108	(140)	553
Benefit for uncollectible reinsurance recoverables	(177)	(386)	—
Benefit for uncollectible notes receivable	20	(20)	—
Deferred income taxes, net	(22,816)	(9,894)	(4,280)
Stock based compensation	1,185	1,382	3,007
Payment receivable in connection with HCI renewal rights agreement	(3,800)	—	—
Stock issued in connection with HCI renewal rights agreement	(5,007)	—	—
Fixed asset disposals	21	2,949	—
Changes in operating assets and liabilities:
Accrued investment income	1,384	1,221	116
Premiums receivable	8,065	(496)	8,695
Reinsurance recoverable on paid and unpaid losses	(175,787)	(270,890)	75,862
Ceded unearned premiums	(46,043)	(114,554)	(52,149)
Deferred policy acquisition costs, net	35,894	30,158	1,010
Other assets	20,898	(31,917)	(6,817)
Unpaid losses and loss adjustment expenses	(5,516)	329,609	99,154
Unearned premiums	(78,998)	49,883	46,742
Reinsurance payable on premiums	6,989	75,505	(9,141)
Payments outstanding	36,612	20,357	1,021
Accounts payable and accrued expenses	(14,915)	12,581	7,544
Lease liabilities	(377)	1,987	324
Other liabilities	(7,041)	9,353	15,528
Net cash provided by (used in) operating activities	(295,391)	(10,471)	149,015
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed Maturities	442,406	695,288	255,197
Equity Securities	12,691	144,990	2,201
Other Investments	72,462	4,586	7,104
Purchases of:
Fixed Maturities	(198,553)	(726,862)	(254,357)
Equity Securities	(30,222)	(26,540)	(15,373)
Other Investments	(42,136)	(44,048)	(6,855)
Cost of property, equipment and capitalized software acquired	(5,271)	(10,848)	(21,896)
Net cash provided by (used in) investing activities	251,377	36,566	(33,979)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(39)	(112)	(296)
Repayments of borrowings	(1,817)	(1,229)	(1,523)
Dividends	(10,350)	(10,313)	(10,280)
Net cash used in financing activities	(12,206)	(11,654)	(12,099)
Increase (decrease) in cash, cash equivalents and restricted cash	(56,220)	14,441	102,937
Cash, cash equivalents and restricted cash at beginning of period	301,498	287,057	184,120
Cash, cash equivalents and restricted cash at end of period	$245,278	$301,498	$287,057
Supplemental Cash Flows Information
Interest paid	$9,534	$9,533	$9,730
Income taxes paid (refunded)	$(19,895)	$1,265	$517
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

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

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent that manages substantially all aspects of UPC and FSIC's business, as well as JIC's personal residential business; Skyway Claims Services,
LLC, which provides claims adjusting services to UPC, FSIC, ACIC and JIC; AmCo Holding Company, LLC (AmCo) and
Family Security Holdings, LLC (FSH), which are holding company subsidiaries that consolidate their respective insurance companies; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; Skyway Reinsurance
Services, LLC, which provides reinsurance brokerage services for our insurance companies; Skyway Legal Services, LLC, which provides claims litigation services to our insurance companies; and Skyway Technologies, LLC, a managing general agent that provides technological and distribution services to our insurance companies.

Our primary products are homeowners' and commercial residential property insurance. We currently offer personal residential insurance in 11 states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in three states: Florida, South Carolina and Texas. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states.

Effective December 31, 2021, we entered into a quota share reinsurance agreement with Homeowners Choice Property and Casualty, Inc. (HCPCI). Under the terms of this agreement, we will cede 85% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap Insurance Company (TypTap). Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. HCPCI is responsible for processing all claims as a part of this agreement. As the transfer of each state is completed, the quota share coverage for the transitioned state will no longer be in effect. As of December 31, 2021, we have completed the transfer of our Rhode Island and Connecticut policies.

We conduct our operations under two reportable segments, personal residential property and casualty insurance policies and commercial residential property and casualty insurance policies. Our chief operating decision maker is our President, who makes decisions to allocate resources and assesses performance at both segment levels as well as the corporate level.

(b)Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). While preparing our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, investments and goodwill. Except for the captions on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Loss, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
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

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the year ended December 31, 2021.

We did not incur material claims or significant disruptions to our business for the year ended December 31, 2021 as a result of COVID-19. At this time, it is not possible to reasonably estimate the extent of the impact of the economic uncertainties on our business, results of operations and financial condition in future periods, due to uncertainty regarding the duration of the COVID-19 pandemic, but we will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

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

(b)Investments

We currently classify all of our investments in fixed maturities and short-term investments as available-for-sale, and report them, our equity securities and limited partnership investments at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of comprehensive income (loss). We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net income. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned.

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

If our management decides not to sell the fixed-income security and it is more likely than not that we will not be required to sell the fixed-income security before recovery of its amortized cost basis, we evaluate whether the decline in fair value has resulted from credit losses or other factors. This is typically indicated by a change in the rating of the security assigned by a rating agency, and any adverse conditions specifically related to the security or industry, among other factors. If the assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in earnings. Credit loss is limited to the difference between a security's amortized cost basis and its fair value. Any additional impairment not recorded through an

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
allowance for credit losses is recognized in other comprehensive income (loss).
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

(c)Fair Value

See Note 4 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2021 and 2020.

(d)Allowance for Expected Credit Losses

See Note 13 in our Notes to Consolidated Financial Statements for a discussion regarding the allowance for expected credit losses at December 31, 2021 and 2020.

(e)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then estimate expected credit losses based on historical trends, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. Once these conditions have been examined, we establish an allowance for credit losses for any amounts not expected to be collected. When we receive payments on amounts previously charged off, we credit our expected credit loss expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $32,000 and $140,000 at December 31, 2021 and 2020, respectively.

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

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, reinsurance costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs. We did not have a premium deficiency at December 31, 2021 or 2020.

(g)Debt Issuance Costs

We record our debt issuance costs associated with a recognized debt liability as a direct deduction from the carrying amount of the corresponding debt liability. These costs are then amortized over the life of the liability using the effective interest method.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
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

ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software. We amortize the capitalized software costs related to our data warehouse, claims systems and policy administration systems over their expected seven-year useful lives.

See Note 7 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software that were held during 2021 and 2020.

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

(j)Segment Reporting

Operating segments are components of our business about which separate financial information is available and evaluated by our Chief Operating Decision Maker (CODM) in decisions regarding resource allocations and financial performance assessments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to each segment. Segments are determined based on differences in products, internal reporting, and how operational decisions are made.

For the year ended December 31, 2020 and 2019, we disclosed one operating segment. During the final quarter of 2021, Management assessed whether it was appropriate to continue disclosing our business as one operating segment. The following events were taken into consideration:

•During the first quarter of 2021, claims litigation in the state of Florida for the personal residential insurance industry hit record highs. During the second quarter of 2021, the Florida Legislature passed Senate Bill 76 in order to combat the increased litigation trends seen throughout the personal residential insurance industry. In

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
response to these two events, we began to focus efforts around our personal lines segment and how we could improve financial results by combating the litigious environment.

•In the third quarter of 2021, the Company hired Brooke Shirazi as Chief Underwriting Officer. Mrs. Shirazi was hired for her specific knowledge of personal residential property underwriting with her focus on the Florida homeowners business. During the fourth quarter of 2021, she began implementing plans to help improve the financial results of our personal lines business.

•During the fourth quarter of 2021, we transitioned the business of two of our Northeast states, Connecticut and Rhode Island, to HCPCI. We will complete the transition of our New Jersey and Massachusetts book of business in 2022. In addition, we entered into a renewal rights agreement with HCPCI for our three Southeast states, Georgia, North Carolina and South Carolina. We have entered into quota share reinsurance agreements with HCPCI for each of these states until the transition is complete. This aligns with our CODM’s desire to refocus the capital of the company and bring our product mix closer to an even split between personal lines and commercial lines.

Based on the outlined events that have taken place in 2021, and the fact that our CODM is now analyzing information and allocating capital and resources differently than in prior years, we believe that it is appropriate to present our commercial lines and personal lines business as two segments moving forward. We are required to report a measure of each of these segments profit or loss, certain revenue and expense items, and segment assets. We are also required to reconcile total segment profit or losses, total segment revenues, total segment assets, and other amounts disclosed for segments to the corresponding amounts in our consolidated financial statements.

See Note 3 in our notes to Consolidated Financial Statements for the financial presentation of our operating segments.

(k)Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. We attribute all goodwill associated with our acquisitions to two reporting units.

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting unit to its carrying value. We test goodwill for impairment by performing a qualitative assessment. If the assessment indicates that an impairment may exist, a quantitative assessment is performed. In performing the quantitative impairment test, we use a discounted cash flow valuation approach.

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

For the 2021 annual goodwill impairment tests we utilized the qualitative assessment for our commercial lines reporting unit and both the qualitative and quantitative assessments for our personal lines reporting unit, determining that the goodwill was not impaired for either of our reporting units. For the 2020 annual goodwill impairment tests, we utilized the quantitative assessment for both of our reporting units and determined that the goodwill was not impaired. For the 2019 annual goodwill impairment tests, under the prior guidance, we utilized the qualitative assessment for both of our reporting units and determined it was not more likely than not that the fair value of the reporting units tested using the applicable methods was less than their carrying amount and, therefore goodwill was not impaired for either period.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

(l)Intangible Assets

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

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license acquired exceeds its fair value, an impairment loss is recognized equal to that excess. For 2021, 2020 and 2019, we determined that the fair values of the intangible assets were not impaired.

(m)Leases
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

(n)Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Should a change in tax rates occur, we recognize the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date. Refer to Note 14 for additional information. Realization of our deferred income tax assets depends upon our generation of sufficient future taxable income.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
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

We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2021, 2020 or 2019.

(o)Advertising Costs

We expense all advertising costs as an operating expense when we incur those costs. For the years ended December 31, 2021, 2020 and 2019, we incurred advertising costs of $910,000, $1,212,000, and $1,426,000, respectively.

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

•a geographic concentration resulting from the fact that, though we operate in nine states (after the transition of Connecticut and Rhode Island), we still write approximately 64% of our gross written premium in Florida as of December 31, 2021;

•a group concentration of credit risk with regard to our reinsurance recoverable, since all of our reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions; and

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
•a concentration of credit risk with regard to our cash, because we choose to deposit all of our cash at five financial institutions.
We mitigate our geographic and group concentrations of risk by entering into reinsurance contracts with financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to our cash balances held at financial institutions, we had $254,989,000 and $320,514,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2021 and 2020, respectively.

(r)Managing General Agent Fees and Policy Fees

Our policy fees consist of the managing general agent (MGA) fee and a pay-plan fee. We defer MGA fees as unearned revenue and recognize revenue on a pro rata basis over the term of the underlying policies. We record pay-plan fees, which are charged to all policyholders that pay premium in more than one installment, as income when collected. We report all policy-related fees as other revenue on our Consolidated Statements of Comprehensive Loss.

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

We record provisional ceding commissions that we receive in connection with our reinsurance contracts for the 2021 and 2020 underwriting years as an offset to deferred acquisitions costs. Ceding commissions received in connection with our reinsurance contracts for the 2019 underwriting year were recorded as an offset to deferred acquisition costs to the extent that they related to compensation for acquisition costs that were incurred that are deferrable. The remaining provisional ceding commissions related to 2019 were recorded as unearned reinsurance commission and were recognized as an offset to other acquisition costs based in proportion to the premiums earned or coverage provided by the reinsurance contracts.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. As of December 31, 2021 and December 31, 2020, our ending credit loss allowance related to reinsurance recoverables was $563,000, and $386,000, respectively.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2021, we received an assessment notice from the Louisiana Insurance Guaranty Association (LIGA). LIGA is assessing property and casualty insurers $100,000,000 to cover the cost of two regional insurance companies facing insolvency. This assessment will be 1% of 2020 and 2021 direct written premiums, this will total approximately $1,887,000 for our insurance subsidiaries, and will be recoupable over 10 years in the form of tax credits. In addition, during 2021, we received an assessment notice from the Florida Insurance Guaranty Association (FIGA). This assessment will be 0.7% on the direct written premium of all Florida lines of business during 2022. During 2020, we did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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
3)    SEGMENT REPORTING

Our reportable segments, while in the same industry, have experienced differences in loss patterns and profitability during 2021, which has led to a shift in how our CODM views these segments. In addition, the underwriting restrictions for our personal lines and commercial lines vary as we have experienced differences in the frequency, severity, and type of losses for each of these segments.

Personal Lines Business

Our personal lines business provides structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners, through our subsidiaries UPC, FSIC, and IIC. Personal residential products are offered in all states in which we write business. We include coverage to policyholders for loss or damage to dwellings, detached structures or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

We have developed a unique and proprietary homeowners’ product. This product uses a granular approach to pricing for catastrophe perils. We have focused on using independent agencies as a channel of distribution for our personal lines business. As of December 31, 2021, one agency, Allstate, represents more than 10% of our personal lines revenue. All of our personal lines business is managed internally.

Commercial Lines Business

Our commercial lines business primarily provides commercial multi-peril property insurance for residential condominium associations and apartments in Florida, through our subsidiaries ACIC and JIC. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism. During 2020, we began writing this commercial residential coverage through our subsidiary JIC, in South Carolina and Texas.

All of our commercial lines business is administered by outside managing general underwriters, AmRisc and International Catastrophe Insurance Managers (ICAT). AmRisc handles the underwriting, claims processing and premium collection for our

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
ACIC commercial business and JIC’s commercial business written in Florida. In return, AmRisc is reimbursed through monthly management fees. ICAT handles the underwriting and premium collection for JIC’s commercial business written in South Carolina and Texas and are also reimbursed through monthly management fees.

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the years ended December 31, 2021, 2020 and 2019:

•Both operating segments follow the accounting policies outlined in Note 2;
•Neither operating segment experienced significant noncash transactions outside of depreciation and amortization for the years ended December 31, 2020 and 2019.

The tables below presents the information for each of the reportable segments profit or loss as well as segment assets for the years ended December 31, 2021, 2020 and 2019.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

	Year Ended December 31, 2021
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$422,238	$907,207	$—	$1,329,445
Change in gross unearned premiums	(11,975)	90,973	—	78,998
Gross premiums earned	410,263	998,180	—	1,408,443
Ceded premiums earned	(237,056)	(581,626)	—	(818,682)
Net premiums earned	173,207	416,554	—	589,761
Net investment income	4,764	8,962	46	13,772
Net realized gains (losses)	(34)	3,601	—	3,567
Net unrealized gains on equity securities	1,471	1,766	—	3,237
Other revenue	—	24,190	—	24,190
Total revenues	179,408	455,073	46	634,527
EXPENSES:
Losses and loss adjustment expenses	54,718	367,416	—	422,134
Policy acquisition costs	80,198	93,376	—	173,574
Operating expenses	4,873	51,004	380	56,257
General and administrative expenses (2)	7,599	47,927	1,686	57,212
Interest expense	—	89	9,302	9,391
Total expenses	147,388	559,812	11,368	718,568
Income (loss) before other income	32,020	(104,739)	(11,322)	(84,041)
Other income	1	183	—	184
Income (loss) before income taxes	$32,021	$(104,556)	(11,322)	(83,857)
Benefit for income taxes			(23,989)	(23,989)
Net income (loss)			$12,667	$(59,868)
Less: Net loss attributable to noncontrolling interests			(1,949)	(1,949)
Net income (loss) attributable to UIHC			$14,616	$(57,919)

Loss ratio, net (3) (4)	31.6%	88.2%		71.6%
Expense ratio (3) (5)	53.5%	46.2%		48.7%
Combined ratio (3) (6)	85.1%	134.4%		120.3%

Total segment assets	$1,011,562	$1,234,875	$452,136	$2,698,573
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $7,419,000 and $3,397,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
(3) As these are calculated ratios, the addition of the ratios will not result in the same value as the consolidated ratio. To calculate the consolidated ratio please see the corresponding footnote below.
(4) Loss ratio, net is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(5) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. Management uses this operating metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss expenses.
(6) Combined ratio is the sum of the loss ratio, net and expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

	Year Ended December 31, 2020
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$393,263	$1,063,600	$—	$1,456,863
Change in gross unearned premiums	(3,456)	(46,427)	—	(49,883)
Gross premiums earned	389,807	1,017,173	—	1,406,980
Ceded premiums earned	(194,477)	(446,840)	—	(641,317)
Net premiums earned	195,330	570,333	—	765,663
Net investment income	7,882	15,723	520	24,125
Net realized gains	23,760	37,960	4,971	66,691
Net unrealized losses on equity securities	(9,506)	(15,244)	(2,812)	(27,562)
Other revenue	1	17,738	—	17,739
Total revenues	217,467	626,510	2,679	846,656
EXPENSES:
Losses and loss adjustment expenses	92,097	516,219	—	608,316
Policy acquisition costs	98,276	137,726	—	236,002
Operating expenses	3,440	49,255	181	52,876
General and administrative expenses (2)	7,685	58,385	5,987	72,057
Interest expense	28	89	9,465	9,582
Total expenses	201,526	761,674	15,633	978,833
Income (loss) before other income	15,941	(135,164)	(12,954)	(132,177)
Other income	7	67	—	74
Income (loss) before income taxes	$15,948	$(135,097)	(12,954)	(132,103)
Benefit for income taxes			(36,605)	(36,605)
Net income (loss)			$23,651	$(95,498)
Less: Net income attributable to noncontrolling interests			956	956
Net income (loss) attributable to UIHC			$22,695	$(96,454)

Loss ratio, net (3) (4)	47.1%	90.5%		79.4%
Expense ratio (3) (5)	56.0%	43.0%		47.1%
Combined ratio (3) (6)	103.1%	133.5%		126.5%

Total segment assets	$939,691	$1,369,797	$539,453	$2,848,941
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $7,664,000 and $3,264,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
(3) As these are calculated ratios, the addition of the ratios will not result in the same value as the consolidated ratio. To calculate the consolidated ratio please see the corresponding footnote below.
(4) Loss ratio, net is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(5) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. Management uses this operating metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss expenses.
(6) Combined ratio is the sum of the loss ratio, net and expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

	Year Ended December 31, 2019
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$406,913	$973,355	$—	$1,380,268
Change in gross unearned premiums	(10,318)	(36,424)	—	(46,742)
Gross premiums earned	396,595	936,931	—	1,333,526
Ceded premiums earned	(176,854)	(404,272)	—	(581,126)
Net premiums earned	219,741	532,659	—	752,400
Net investment income	11,005	17,984	1,156	30,145
Net realized gains	657	508	63	1,228
Net unrealized gains on equity securities	8,936	11,789	4,036	24,761
Other revenue	—	16,582	—	16,582
Total revenues	240,339	579,522	5,255	825,116
EXPENSES:
Losses and loss adjustment expenses	97,585	401,908	—	499,493
Policy acquisition costs	98,578	139,690	—	238,268
Operating expenses	2,979	41,111	220	44,310
General and administrative expenses (2)	7,749	56,177	2,063	65,989
Interest expense	87	195	9,499	9,781
Total expenses	206,978	639,081	11,782	857,841
Income (loss) before other income	33,361	(59,559)	(6,527)	(32,725)
Other income	15	104	—	119
Income (loss) before income taxes	$33,376	$(59,455)	(6,527)	(32,606)
Benefit for income taxes			(3,121)	(3,121)
Net loss			$(3,406)	$(29,485)
Less: Net income attributable to noncontrolling interests			387	387
Net loss attributable to UIHC			$(3,793)	$(29,872)

Loss ratio, net (3) (4)	44.4%	75.5%		66.4%
Expense ratio (3) (5)	49.7%	44.5%		46.3%
Combined ratio (3) (6)	94.1%	120.0%		112.7%

Total segment assets	$921,143	$902,750	$643,325	$2,467,218
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items, as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $8,745,000 and $3,252,000 of depreciation and amortization expense related to our personal and commercial assets, respectively.
(3) As these are calculated ratios, the addition of the ratios will not result in the same value as the consolidated ratio. To calculate the consolidated ratio please see the corresponding footnote below.
(4) Loss ratio, net is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(5) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. Management uses this operating metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss expenses.
(6) Combined ratio is the sum of the loss ratio, net and expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

4)    INVESTMENTS

The following table details fixed maturity available-for-sale securities, by major investment category, at December 31, 2021 and 2020:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. government and agency securities	$50,373	$293	$1,326	$49,340
Foreign government	3,383	84	8	3,459
States, municipalities and political subdivisions	80,385	592	1,081	79,896
Public utilities	26,103	164	810	25,457
Corporate securities	246,933	2,303	4,793	244,443
Mortgage-backed securities	190,383	554	4,197	186,740
Asset-backed securities	70,569	116	523	70,162
Redeemable preferred stocks	4,010	106	11	4,105
Total fixed maturities	$672,139	$4,212	$12,749	$663,602

December 31, 2020
U.S. government and agency securities	$129,417	$1,147	$139	$130,425
Foreign government	1,374	142	—	1,516
States, municipalities and political subdivisions	132,336	2,318	272	134,382
Public utilities	29,526	482	28	29,980
Corporate securities	285,814	6,633	118	292,329
Mortgage-backed securities	285,639	3,039	466	288,212
Asset-backed securities	56,351	525	219	56,657
Redeemable preferred stocks	6,257	266	13	6,510
Total fixed maturities	$926,714	$14,552	$1,255	$940,011

Equity securities are summarized as follows at:

	December 31, 2021		December 31, 2020
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$33,064	87.1%	$152	2.0%
Non-redeemable preferred stocks	4,894	12.9	7,293	98.0
Total equity securities	$37,958	100.0%	$7,445	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$2,112	$221,597	$32,460	$678,736	$1,678	$209,302
Equity securities	5,569	12,116	38,325	131,178	94	814
Short-term investments	—	33,485	—	1,346	—	3,863
Total realized gains	7,681	267,198	70,785	811,260	1,772	213,979
Fixed maturities	(4,050)	220,809	(478)	16,552	(324)	43,573
Equity securities	(18)	575	(3,602)	13,805	(219)	1,387
Short-term investments	(46)	35,975	(14)	1,258	(1)	1,035
Total realized losses	(4,114)	257,359	(4,094)	31,615	(544)	45,995
Net realized investment gains	$3,567	$524,557	$66,691	$842,875	$1,228	$259,974
The table below summarizes our fixed maturities at December 31, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	December 31, 2021
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$36,515	5.4%	$36,803	5.5%
Due after one year through five years	206,964	30.8%	206,266	31.1%
Due after five years through ten years	161,551	24.0%	157,715	23.8%
Due after ten years	6,157	0.9%	5,916	0.9%
Asset and mortgage-backed securities	260,952	38.9%	256,902	38.7%
Total	$672,139	100.0%	$663,602	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2021		2020	2019
Fixed maturities	$12,884		$21,789	$23,267
Equity securities	695		2,155	2,474
Cash and cash equivalents	280		1,329	4,118
Other investments	975	63	38	1,253
Other assets	24		178	117
Investment income	14,858		25,489	31,229
Investment expenses	(1,086)		(1,364)	(1,084)
Net investment income	$13,772		$24,125	$30,145

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
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

During the year-ended December 31, 2021, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at December 31, 2021. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. government and agency securities	39	$971	$32,167	15	$355	$8,126
Foreign governments	1	8	2,010	—	—	—
States, municipalities and political subdivisions	63	761	41,670	8	320	11,423
Public utilities	14	346	12,719	7	464	7,708
Corporate securities	205	4,589	158,959	12	204	7,896
Mortgage-backed securities	138	2,638	111,636	37	1,559	41,786
Asset backed securities	111	493	60,566	2	30	1,596
Redeemable preferred stocks	1	2	90	1	9	91
Total fixed maturities	572	$9,808	$419,817	82	$2,941	$78,626

December 31, 2020
U.S. government and agency securities	44	$129	$40,341	18	$10	$10,482
States, municipalities and political subdivisions	22	272	30,538	—	—	—
Public utilities	8	28	9,472	—	—	—
Corporate securities	40	116	25,052	3	2	753
Mortgage-backed securities	87	397	100,171	8	69	3,479
Asset-backed securities	21	207	17,682	1	12	988
Redeemable preferred stocks	5	13	358	—	—	—
Total fixed maturities	227	$1,162	$223,614	30	$93	$15,702
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2021 and 2020. Changes in interest rates subsequent to December 31, 2021 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Consolidated Balance Sheet as of December 31, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2021 and 2020:

	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. government and agency securities	$49,340	$—	$49,340	$—
Foreign government	3,459	—	3,459	—
States, municipalities and political subdivisions	79,896	—	79,896	—
Public utilities	25,457	—	25,457	—
Corporate securities	244,443	—	244,443	—
Mortgage-backed securities	186,740	—	186,740	—
Asset-backed securities	70,162	—	70,162	—
Redeemable preferred stocks	4,105	535	3,570	—
Total fixed maturities	663,602	535	663,067	—
Mutual funds	33,064	24,652	8,412	—
Non-redeemable preferred stocks	4,894	4,894	—	—
Total equity securities	37,958	29,546	8,412	—
Other investments (1)	381	300	81	—
Total investments	$701,941	$30,381	$671,560	$—

December 31, 2020
U.S. government and agency securities	$130,425	$—	$130,425	$—
Foreign government	1,516	—	1,516	—
States, municipalities and political subdivisions	134,382	—	134,382	—
Public utilities	29,980	—	29,980	—
Corporate securities	292,329	—	292,329	—
Mortgage-backed securities	288,212	—	288,212	—
Asset-backed securities	56,657	—	56,657	—
Redeemable preferred stocks	6,510	1,554	4,956	—
Total fixed maturities	940,011	1,554	938,457	—
Mutual Funds	152	152	—	—
Non-redeemable preferred stocks	7,293	7,293	—	—
Total equity securities	7,445	7,445	—	—
Other investments (1)	38,002	300	37,702	—
Total investments	$985,458	$9,299	$976,159	$—
(1) Other long-term investments included in the fair value hierarchy exclude these other limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

    Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at December 31, 2021 and 2020.

    The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2021 and 2020, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, Truist Financial Corporation (Truist) (formerly known as Branch Banking & Trust Corporation or BB&T), and our senior notes approximate fair value as the interest rates and terms are variable.

We are responsible for the determination of fair value and the supporting assumptions and methodologies. We have implemented a system of processes and controls designed to provide assurance that our assets and liabilities are appropriately

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
valued. For fair values received from third parties, our processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2021, we transferred no investments between levels.

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

The information presented in the table below is as of December 31, 2021 and 2020:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2021
Limited partnership investments (1)	$16,750	$1,401	$526	$17,625
Certificates of deposit	300	—	—	300
Short-term investments	81	—	—	81
Total other investments	$17,131	$1,401	$526	$18,006

December 31, 2020
Limited partnership investments (1)	$9,532	$225	$164	$9,593
Certificates of deposit	300	—	—	300
Short-term investments	37,703	—	1	37,702
Total other investments	$47,535	$225	$165	$47,595
(1) Distributions will be generated from investment gains, from operating income, from underlying investments of the funds, and from liquidation of the underlying assets of the funds. We estimate that the underlying assets of the funds will be liquidated over the next few months to six years.

During 2020, we decreased the size of our equity portfolio in order to mitigate potential surplus declines from market volatility for each of our insurance subsidiaries. As a result, we invested a portion of the proceeds into short-term investments. In the first quarter of 2021, our short-term investments began to mature driving the decrease year-over-year. As these short-term investments matured we began reinvesting in the equities market.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
Restricted Cash

We are required to maintain assets on deposit with various regulatory authorities to support our insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. We also use trust funds in certain reinsurance transactions.

The following table presents the components of restricted assets:

	December 31,
	2021	2020
Trust funds	$32,211	$61,142
Cash on deposit (regulatory deposits)	1,043	936
Total restricted cash	$33,254	$62,078

In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Consolidated Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	December 31,
	2021	2020
Invested assets on deposit (regulatory deposits)	$2,885	$4,023

5)    EARNINGS PER SHARE

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to UIHC common stockholders	$(57,919)	$(96,454)	$(29,872)

Denominator:
Weighted-average shares outstanding	42,948,850	42,864,166	42,763,423
Effect of dilutive securities	—	—	—
Weighted-average diluted shares	42,948,850	42,864,166	42,763,423

Earnings available to UIHC common stockholders per share
Basic	$(1.35)	$(2.25)	$(0.70)
Diluted	$(1.35)	$(2.25)	$(0.70)
See Note 20 for additional information on the stock grants related to dilutive securities.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
6)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that our deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2021	2020
Balance at January 1	$74,414	$104,572
Policy acquisition costs deferred	249,565	294,423
Amortization	(274,405)	(287,216)
Unearned ceding commission	(11,054)	(37,365)
Balance at December 31	$38,520	$74,414

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2021	2020
Land	$2,114	$2,114
Building and building improvements	9,211	9,211
Computer hardware and software (software in progress of $990 and $1,485, respectively)	40,358	41,910
Office furniture and equipment	3,067	3,172
Leasehold improvements	753	768
Leased vehicles(1)	2,308	2,346
Total, at cost	57,811	59,521
Less: accumulated depreciation and amortization	(26,250)	(25,334)
Property and equipment, net	$31,561	$34,187
(1) Includes vehicles under capital leases. See Note 12 of these Notes to Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $7,876,000, $6,441,000 and $6,305,000 for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, we disposed of computer hardware and software totaling $1,961,000, primarily related to the retirement of one of our claim systems. This system was fully depreciated prior to disposal. During the year ended December 31, 2020, we incurred non-cash construction in progress write-off charges of $2,763,000 as a result of our decision to discontinue construction of a new 150,000 square-foot headquarters and associated permit application and architectural drawings. During the year ended December 31, 2019, we incurred non-cash capitalized software write-off charges as a result of our decision to discontinue the use or development of several software projects that were previously capitalized.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at December 31, 2021 and 2020 was $73,045,000. There was no goodwill acquired or disposed of during the years ended December 31, 2021 and 2020.

We completed our most recent goodwill impairment testing during the fourth quarter of 2021 and determined that there was no impairment in the value of the asset as of December 31, 2021. As of this testing, the carrying value of our personal lines reporting unit was negative. In addition, our commercial lines reporting unit’s fair value was 5.0% higher than the unit’s carrying value. Based on our analysis of our commercial lines results, market conditions, and future projections, we do not believe that our commercial lines reporting unit is at risk of being impaired in the future. Goodwill allocated to our personal lines and commercial lines reporting units was $13,570,000 and $59,475,000, respectively, at December 31, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
No impairment loss in the value of goodwill was recognized during the years ended December 31, 2021, 2020 and 2019. Additionally, there was no accumulated impairment related to goodwill at December 31, 2021 or 2020.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets on our Consolidated Balance Sheets at:

	December 31, 2021	December 31, 2020
Intangible assets subject to amortization	$14,618	$18,173
Indefinite-lived intangible assets(1)	3,757	3,757
Total	$18,375	$21,930
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
2021
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	5.3	34,661	(21,863)	12,798
Trade names acquired	2.3	6,381	(4,561)	1,820
Total		$83,830	$(69,212)	$14,618
2020
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	6.1	34,661	(19,116)	15,545
Trade names acquired	3.3	6,381	(3,753)	2,628
Total		$83,830	$(65,657)	$18,173

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2021 and 2020.
Amortization expense of our intangible assets was $3,555,000, $4,267,000 and $5,355,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2022	$3,246
2023	3,246
2024	2,640
2025	2,438
2026	2,438

9)    REINSURANCE

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. Our program provides reinsurance protection for catastrophes including hurricanes and tropical storms. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our stockholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
policyholders. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability.

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

Effective December 31, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap. Under the terms of this agreement, we will cede 85% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. As a result, our 8% quota share agreement was modified to exclude these states, effective December 31, 2021.

Effective December 31, 2021, we entered into a structured quota share agreement. This structured quota share reinsurance agreement has a cession rate of 25% and covers UPC and FSIC’s non-catastrophe losses on policies in-force in Florida, Texas and Louisiana, on the effective date of the agreement.

Effective December 13, 2021, we renewed our all other perils catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000. During the year ended December 31, 2021, we ceded $91,223,000 under the contract period effective January 1, 2021 through December 31, 2021. As a result of Winter Storm Uri, we incurred reinstatement premiums totaling $14,732,000 related to this agreement under the contract period effective January 1, 2021 through December 31, 2021.

The quota share agreements effective June 1, 2020 through May 31, 2021, provided coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. Effective December 31, 2020, we extended these agreements that were set to expire on May 31, 2021. The cession rate of this extension is comprised of a quota share cession of 15% through May 31, 2022, which covers UPC, FSIC, and was amended to include ACIC, a quota share cession of 8% which was renewed effective December 31, 2021 through December 31, 2022, and the remaining 7.5% covering UPC and FSIC only, which was nonrenewed at June 1, 2021. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Effective December 31, 2020, we entered into a quota share reinsurance agreement with HCPCI. Under the terms of this agreement, HCPCI provided 69.5% quota share reinsurance on in-force, new and renewal policies in Connecticut, Massachusetts, New Jersey, and Rhode Island effective December 31, 2020 through June 1, 2021. Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap. Under the terms of this agreement, we will cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. This agreement replaced the 69.5% quota share agreement. The cession of these policies is 50% to HCPCI and 50% to TypTap. As a result, our third-party quota share and excess of loss agreements were modified to exclude policies in these states effective June 1, 2021.

In addition, effective June 1, 2021 our quota share agreements were modified to exclude policies in New York. This modification was made as the result of our 100% internal quota share agreement, effective June 1, 2021, which cedes 100% of UPC's in-force, new, and renewal policies in the state of New York to our subsidiary IIC.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2021	2020
Reinsurance recoverable on unpaid losses and LAE	$749,600	$674,746
Reinsurance recoverable on paid losses and LAE	247,520	146,410
Reinsurance recoverable	$997,120	$821,156

We write the majority of flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $1,501,000, $1,467,000, and $1,506,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Loss:

	Year ended December 31,
	2021	2020	2019
Premium written:
Direct	$1,329,129	$1,411,558	$1,278,504
Assumed	316	45,305	101,764
Ceded	(864,725)	(755,871)	(633,275)
Net premium written	$464,720	$700,992	$746,993
Change in unearned premiums:
Direct	$59,547	$(66,483)	$(59,660)
Assumed	19,451	16,600	12,918
Ceded	46,043	114,554	52,149
Net decrease (increase)	$125,041	$64,671	$5,407
Premiums earned:
Direct	$1,388,676	$1,345,075	$1,218,844
Assumed	19,767	61,905	114,682
Ceded	(818,682)	(641,317)	(581,126)
Net premiums earned	$589,761	$765,663	$752,400
Losses and LAE incurred:
Direct	$1,319,606	$1,186,401	$1,003,767
Assumed	13,969	67,119	44,914
Ceded	(911,441)	(645,204)	(549,188)
Net losses and LAE incurred	$422,134	$608,316	$499,493

Ceded losses incurred increased by $266,237,000 during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily as a result of the changes to our quota share reinsurance agreements at the end of 2020 and during 2021. In addition to these changes, we experienced an increase in ceded catastrophe losses to our Core CAT reinsurance program in 2021, driven by both our lower retention on our 2021 contracts as well as increased severity of catastrophe losses in 2021, driven by Hurricane Ida. We have billed and received reinsurance recoveries for losses that we incurred on this activity and expect to receive additional recoveries during 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2021	2020	2019
Unpaid losses and LAE:
Direct	$1,062,567	$1,042,994	$716,559
Assumed	21,883	46,972	43,798
Gross unpaid losses and LAE	1,084,450	1,089,966	760,357
Ceded	(749,600)	(674,746)	(482,315)
Net unpaid losses and LAE	$334,850	$415,220	$278,042
Unearned premiums:
Direct	$644,065	$703,612	$637,128
Assumed	875	20,326	36,927
Gross unearned premiums	644,940	723,938	674,055
Ceded	(430,631)	(384,588)	(270,034)
Net unearned premiums	$214,309	$339,350	$404,021

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
December 31, 2021
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
December 31, 2021
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
The following is information about incurred claims development and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. The incurred claims development and paid claims development data reflect the acquisitions of FSIC, IIC, and AmCo in February 2015, April 2016, and April 2017, respectively, on a retrospective basis (includes FSIC, IIC and AmCo data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2012 to 2020 is presented as supplementary information.
During 2019, three of our insurance subsidiaries, UPC, FSIC and ACIC, entered into an intercompany property and casualty reinsurance pooling arrangement. Under this arrangement, the participating companies share substantially all business that is written and allocate the combined premiums, losses and expenses. The Company performed an analysis and concluded that the nature of our claims cash flows and development patterns, along with the structure of our reinsurance program, are similar among all products. In prior years, we have elected to disclose one single property and casualty homeowners’ insurance table. With the change to disclosing two reporting segments in 2021, we are providing disclosures for each of our reporting segments separately.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
Personal Lines Operating Segment
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
										Audited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$75,872	$79,089	$78,273	$77,800	$78,147	$78,202	$78,454	$78,299	$78,306	$78,528	$79	12,057
2013	—	105,118	100,572	98,442	98,438	98,649	98,706	99,187	99,338	99,464	44	8,900
2014	—	—	139,163	138,415	139,418	140,052	139,967	140,354	140,695	140,507	90	13,462
2015	—	—	—	201,328	215,680	215,221	215,894	216,278	217,198	217,223	253	20,350
2016	—	—	—	—	267,124	269,228	271,207	271,795	273,797	275,142	644	31,115
2017	—	—	—	—	—	261,689	273,512	280,048	288,161	295,511	4,166	85,881
2018	—	—	—	—	—	—	299,141	324,877	333,763	339,347	502	48,081
2019	—	—	—	—	—	—	—	344,912	316,649	332,682	6,540	40,369
2020	—	—	—	—	—	—	—	—	484,372	452,090	9,570	58,299
2021	—	—	—	—	—	—	—	—	—	313,527	132,514	48,823
									Total	$2,544,021

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
										Audited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$47,811	$68,271	$72,917	$75,365	$77,461	$77,781	$78,004	$77,867	$77,979	$78,420
2013	—	66,657	89,842	93,879	96,193	97,415	97,945	98,424	98,666	99,021
2014	—	—	92,383	125,849	133,819	137,534	138,257	139,137	139,812	140,346
2015	—	—	—	134,992	193,127	207,021	211,040	213,968	214,817	216,011
2016	—	—	—	—	183,238	248,852	261,089	267,015	268,953	271,536
2017	—	—	—	—	—	177,516	251,530	263,657	275,698	286,362
2018	—	—	—	—	—	—	219,513	297,871	318,619	331,438
2019	—	—	—	—	—	—	—	202,105	270,923	309,014
2020	—	—	—	—	—	—	—	—	244,512	414,666
2021	—	—	—	—	—	—	—	—	—	146,582
									Total	$2,293,396
All outstanding liabilities before 2011, net of reinsurance										325
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$250,950

The following is supplementary information about average historical claims duration as of December 31, 2021.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	61.2%	25.9%	6.4%	2.9%	1.7%	0.6%	0.5%	0.1%	0.2%	0.5%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
Commercial Lines Operating Segment
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
										Audited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$11,404	$9,540	$9,690	$9,771	$8,671	$12,615	$12,641	$12,580	$12,584	$12,584	$—	$802
2013	—	8,359	6,420	11,826	8,382	7,573	7,426	7,263	7,262	7,328	—	741
2014	—	—	15,845	15,752	16,311	16,816	16,070	15,602	15,604	15,618	11	680
2015	—	—	—	16,504	20,379	24,563	26,614	26,332	26,910	28,350	145	821
2016	—	—	—	—	37,837	25,043	22,578	23,816	23,397	23,945	316	1,140
2017	—	—	—	—	—	70,650	72,135	78,970	83,286	87,833	2,173	4,239
2018	—	—	—	—	—	—	61,778	64,964	69,203	68,384	(530)	3,666
2019	—	—	—	—	—	—	—	76,515	70,515	68,900	1,729	4,982
2020	—	—	—	—	—	—	—	—	67,573	68,165	(8,785)	4,581
2021	—	—	—	—	—	—	—	—	—	53,338	21,844	1,600
									Total	$434,445

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
										Audited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$4,583	$6,942	$6,893	$7,543	$8,552	$12,575	$12,576	$12,580	$12,584	$12,584
2013	—	2,958	5,127	5,317	7,248	7,254	7,256	7,262	7,261	7,327
2014	—	—	6,379	9,452	13,212	14,420	15,336	15,460	15,475	15,606
2015	—	—	—	10,188	17,134	20,640	22,978	23,605	25,269	27,303
2016	—	—	—	—	10,638	16,217	19,114	21,410	22,266	23,506
2017	—	—	—	—	—	40,467	62,353	64,329	73,683	80,460
2018	—	—	—	—	—	—	27,852	54,551	61,885	66,848
2019	—	—	—	—	—	—	—	38,428	57,041	62,133
2020	—	—	—	—	—	—	—	—	25,068	46,535
2021	—	—	—	—	—	—	—	—	—	19,754
									Total	$362,056
All outstanding liabilities before 2011, net of reinsurance										1
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$72,390

The following is supplementary information about average historical claims duration as of December 31, 2021.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	40.4%	25.2%	7.7%	10.7%	4.6%	8.8%	1.8%	0.3%	0.5%	—%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

	December 31,
	2021	2020
Net outstanding liabilities
Personal Lines Operating Segment	$250,950	$322,605
Commercial Lines Operating Segment	72,390	75,804
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	323,340	398,409

Reinsurance recoverable on unpaid claims
Personal Lines Operating Segment	596,344	407,934
Commercial Lines Operating Segment	153,256	266,812
Total reinsurance recoverable on unpaid claims	749,600	674,746

Unallocated claims adjustment expenses	11,510	16,811

Total gross liability for unpaid claims and claims adjustment expense	$1,084,450	$1,089,966

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2021	2020	2019
Balance at January 1	$1,089,966	$760,357	$661,203
Less: reinsurance recoverable on unpaid losses	674,746	482,315	477,870
Net balance at January 1	$415,220	$278,042	$183,333

Incurred related to:
Current year	394,278	615,102	466,359
Prior years	27,856	(6,786)	33,134
Total incurred	$422,134	$608,316	$499,493
Paid related to:
Current year	202,202	320,389	275,488
Prior years	300,302	150,749	129,296
Total paid	$502,504	$471,138	$404,784

Net balance at December 31	$334,850	$415,220	$278,042
Plus: reinsurance recoverable on unpaid losses	749,600	674,746	482,315
Balance at December 31	$1,084,450	$1,089,966	$760,357

Composition of reserve for unpaid losses and LAE:
Case reserves	$384,393	$392,717	$300,858
IBNR reserves	700,057	697,249	459,499
Balance at December 31	$1,084,450	$1,089,966	$760,357

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, adverse development experienced in 2021 was primarily the result of the strengthening of our reserves based on increased litigation related to claims being filed in the state of Florida. The loss payments made during the year ended December 31, 2021 were higher than the year ended December 31, 2020, due to the settling of the claims related to the unprecedented frequency of catastrophe activity that took place in 2020, as well as the settlement of Hurricane Ida claims in 2021. Reinsurance recoverable on unpaid losses increased year over year due to the higher frequency of 2020 catastrophe activity, coupled with Hurricane Ida which made landfall in 2021. In addition, we increased losses ceded to our Core CAT program and quota share agreements, due to the changes outlined in Note 9 of these financial statements.
11)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of December 31, 2021 and 2020:

		Effective Interest Rate	Carrying Value at
	Maturity		December 31, 2021	December 31, 2020
Senior Notes	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	1.55%	5,294	6,765
Truist Term Note Payable	May 26, 2031	1.75%	3,265	3,611
Total long-term debt			$158,559	$160,376

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

At December 31, 2021, the annual maturities of our long-term debt were as follows:

Amount
2022	$1,523
2023	1,523
2024	1,523
2025	1,523
2026	935
Thereafter	151,532
Total debt	$158,559

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

Truist Term Note

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to Truist (the Truist Note) with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The Truist Note bears interest at 1.55% in excess of the one-month LIBOR which resets monthly. LIBOR was expected to be phased out by the end of 2021. However, the Intercontinental Exchange will continue to publish one-month LIBOR settings through 2023. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our principal executive office, which has been pledged to the bank as security for the loan.

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2021, while our leverage ratio was greater than the allowed ratio above, we did not incur any additional debt during the period and as a result we were in compliance with the covenants in the Senior Notes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 1.55% at the end of December 2021. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2021, we were in compliance with the covenants in the SBA Note.

Truist Note - Prior to June 2, 2021, our Truist Note required that, at all times while there had been no losses from our insurance subsidiaries' operations (non-recurring losses), we would maintain a minimum cash flow coverage ratio of 1.2:1. The cash flow coverage ratio was defined as the ratio of our cash flow to debt service charges. This ratio was tested annually, based on our audited financial statements. In addition, the Truist Note required that we establish and maintain with Truist at all times during the term of the loan a non-interest bearing demand deposit account with a minimum balance of $500,000, and an interest-bearing account with a minimum balance of $1,500,000. Effective June 2, 2021, our Truist Note Agreement was amended to remove all financial covenants, therefore, at December 31, 2021, the financial covenants were no longer in effect.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the years ended December 31, 2021 and 2020:

	2021	2020
Balance at January 1,	$2,335	$2,673
Additions	—	—
Amortization	(337)	(338)
Balance at December 31,	$1,998	$2,335

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
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

At December 31, 2021, the Company is involved in legal proceedings whereby on August 18, 2021, a former employee of Skyway Legal Services, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware. The lawsuit alleges violations of and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. The Company, a named party to the lawsuit, denies that it employed the plaintiff and disputes the claims set forth in the lawsuit. The Company believes that an unfavorable outcome is neither probable nor estimable.

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining five limited partnership investments. The amount of unfunded commitments was $1,969,000 and $2,056,000 at December 31, 2021 and 2020, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Consolidated Balance Sheets was as follows:

	Financial Statement Line	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Other assets	$1,689	$2,168
Financing lease assets	Property and equipment, net	477	1,214
Total lease assets		$2,166	$3,382

Liabilities
Operating lease liabilities	Operating lease liability	$1,934	$2,311
Financing lease liabilities	Other liabilities	16	36
Total lease liabilities		$1,950	$2,347

The components of lease expenses were as follows:

	Years ended December 31,
	2021	2020
Operating lease expense	$654	$630
Financing lease expense:
Amortization of leased assets	758	702
Interest on lease liabilities	1	1
Short-term lease expense	—	—
Net lease expense	$1,413	$1,333

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
At December 31, 2021, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
2022	$636	$15	$651
2023	619	4	623
2024	602	—	602
2025	257	—	257
2026	32	—	32
Thereafter	1,161	—	1,161
Total undiscounted future minimum lease payments	3,307	19	3,326
Less: Imputed interest	(1,373)	(3)	(1,376)
Present value of lease liabilities	$1,934	$16	$1,950

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (months)
Operating leases	51	67
Financing leases	17	23

Weighted average discount rate
Operating leases	3.61%	3.57%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Years ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$68	$631

Right-of-use assets obtained in exchange for new operating lease liabilities	14	2,471
Right-of-use assets obtained in exchange for new financing lease liabilities	70	652

Capital lease amortization expenses are included in depreciation expense in our Consolidated Statements of Comprehensive Loss. See Note 7 for information regarding depreciation expense. See Note 11 for information regarding commitments related to long-term debt, and Note 15 for commitments related to regulatory actions.

13) ALLOWANCE FOR EXPECTED CREDIT LOSSES
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
The allowance for credit losses is deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

The following tables summarize our allowance for expected credit losses by pooled asset for the years ended December 31, 2021 and 2020:

December 31, 2021
	December 31, 2020	Provision for expected credit losses	Write-offs	December 31, 2021
Premiums Receivable	$140	$(190)	$82	$32
Reinsurance Recoverables	386	177	—	563
Note Receivable	20	(20)	—	—
Total	$546	$(33)	$82	$595

December 31, 2020
	December 31, 2019	Provision for expected credit losses	Write-offs	December 31, 2020
Premiums Receivable	$165	$(311)	$286	$140
Reinsurance Recoverables	256	130	—	386
Note Receivable	141	(121)	—	20
Total	$562	$(302)	$286	$546

14) INCOME TAXES

The Company files a consolidated federal income tax return with all eligible subsidiaries. Since we have less than an 80% interest in JIC, JIC is not eligible to file on a consolidated basis with UIHC.

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2021	2020	2019
Federal:
Current	$(2,207)	$(27,310)	$58
Deferred	(18,830)	(6,611)	(4,520)
Benefit for Federal income tax expense	(21,037)	(33,921)	(4,462)

State:
Current	1,033	598	1,100
Deferred	(3,985)	(3,282)	241
Provision (benefit) for State income tax expense	(2,952)	(2,684)	1,341
Benefit for income taxes	$(23,989)	$(36,605)	$(3,121)

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2021	2020	2019
Expected income tax expense at federal rate	$(17,610)	$(27,741)	$(6,847)
State tax expense, net of federal deduction benefit	(1,176)	(3,603)	(882)
Dividend received deduction	(59)	(141)	(195)
Other permanent items	125	600	1,349
Prior period accrual adjustment	(1,053)	2,230	3,415
Outside basis in subsidiary	(964)	470	—
Net operating loss carryback rate benefit (1)	—	(12,566)	—
Municipal tax-exempt interest	(134)	(280)	(587)
Change in valuation allowance	(1,352)	5,505	989
Change in enacted tax rate	(1,386)	(358)	(363)
Change in tax credit carryforward	(380)	(721)	—
Reported income tax benefit	$(23,989)	$(36,605)	$(3,121)
 (1) Pursuant to the recently enacted CARES Act.

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2021, we had net operating loss (NOL) carryforwards. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitation imposed by tax laws. There is no expiration for $1,099,000 of our Federal NOL carryforward. The remaining $87,947,000 of our Federal NOL carryforward expires in or after 2040. Our $131,920,000 of state NOL carryforward expires in or after 2039. The unused business tax credits of $1,990,000 will expire in or after 2037.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
The table below summarizes the significant components of our net deferred tax asset (liability):

	December 31,
	2021	2020
Deferred tax assets:
Unearned premiums	$10,326	$16,404
Unrealized loss	1,230	—
Tax-related discount on loss reserve	3,121	4,027
R&D tax credit carryforward	1,990	1,686
Dual consolidated loss carryforward	5,103	6,511
Net operating loss carryforward	25,472	7,900
Capitalized software	—	—
Other	1,682	1,189
Total pre-allowance deferred tax assets	48,924	37,717
Valuation allowance	(5,142)	(6,494)
Total deferred tax assets	43,782	31,223
Deferred tax liabilities:
Deferred acquisitions costs	(10,356)	(20,191)
Unrealized gain	—	(3,253)
Intangible assets	(3,607)	(4,553)
Prepaid expenses	(837)	(725)
Investments	(77)	(78)
Fixed assets	(4,990)	(5,618)
Outside basis in subsidiary	—	(974)
Total deferred tax liabilities	(19,867)	(35,392)
Net deferred tax asset (liability)	$23,915	$(4,169)

We had a valuation allowance of $5,142,000 and $6,494,000 at December 31, 2021 and 2020, respectively. In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income (loss), reversals of temporary items, projected future taxable income and tax planning strategies in making this assessment. The current year decrease in valuation allowance predominately relates to the impact of current year results on management’s estimate that the net deferred tax assets of certain reinsurance subsidiaries will not be realizable.

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2017; therefore, only the 2018 through 2021 tax years remain subject to examination by taxing authorities. During the year ended December 31, 2020, we were examined by the Internal Revenue Service (IRS) regarding our 2016 income tax return. This examination was closed by the IRS prior to December 31, 2020 with no material adjustment needed.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2021:

December 31, 2021
Balance at January 1	$683
Additions based on tax positions related to current year	151
Balance at December 31	$834

Included in the balance at December 31, 2021 was $834,000 of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We do not anticipate a material change in the unrecognized tax benefits over the next 12 months.

15)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers’ ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries, UPC, ACIC, and JIC are domiciled in Florida and IIC is domiciled in New York. On April 2, 2021, our insurance subsidiary, FSIC, was redomiciled from Hawaii to Florida. At December 31, 2021, and during the year then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate. We received an assessment notice from LIGA in 2021. LIGA is assessing property and casualty insurers $100,000,000 to cover the cost of two regional insurance companies facing insolvency. This assessment will be 1% of 2020 and 2021 direct written premiums, this will total approximately $1,887,000 for our insurance subsidiaries, and will be recoupable over 10 years in the form of tax credits. In addition, during 2021, we received an assessment notice from the Florida Insurance Guaranty Association (FIGA). This assessment will be 0.7% on all direct written premium of Florida lines of business during 2022. During 2020, we did not receive any significant assessments from regulatory authorities in the states in which our insurance subsidiaries operate.

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

Governmental agencies or certain quasi-governmental entities can levy assessments upon us in the states in which we write policies. See Note 2(t) for a description of how we recover assessments imposed upon us. We expense an assessment when the particular governmental agency or quasi-governmental entity levies it upon us; therefore, expected recoveries are not assets and we will record the amounts as income when collected from policyholders.

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and we collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. We currently collect assessments levied upon policyholders on behalf of Louisiana Citizens Property Insurance Corporation in the amount of 2.49% of written premium. During 2021, we collected assessments levied upon policyholders on behalf of Connecticut Healthy Homes Fund in the amount of $12.00 per each homeowners policy. In addition, we collect $2 per residential policy and $4 per commercial policy written in the state of Florida on behalf of the Florida Emergency Management Preparedness and Assistance Trust Fund.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At December 31, 2021, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at December 31, 2021 and 2020, was $341,630,000, and $370,720,000, respectively.

The amount of restricted net assets of our insurance subsidiaries are:

December 31, 2021
UPC	$99,501
ACIC	87,453
FSIC	22,969
IIC	26,965
JIC	56,602

NAIC law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2021 and 2020.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

Our insurance subsidiaries must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP. For the years ended December 31, 2021, 2020 and 2019, our combined recorded statutory net loss was $83,958,000, $28,326,000, and $38,507,000, respectively.

16)    RELATED PARTY TRANSACTIONS

AmRisc, a managing general agent, handles the underwriting, claims processing, premium collection and reinsurance review for AmCo. R. Daniel Peed, Chief Executive Officer and Chairman of our Board of Directors, became Non-Executive Vice Chairman of AmRisc. Effective December 31, 2019, Mr. Peed resigned from his position with AmRisc, terminating the related party relationship.
In accordance with the managing general agency contract with AmRisc, we recorded $406,914,000 of gross written premiums for the year ended December 31, 2019, resulting in gross fees and commission (including a profit commission) of $107,577,000 due to AmRisc. Receivables are stated net of the fees and commission due under the contract.
In addition to the direct premiums written, we recorded $6,253,000 in ceded premiums to AmRisc as a reinsurance intermediary for the year ended December 31, 2019.
17)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2021, 2020, and 2019, our contributions to the plan on behalf of the participating employees were $1,229,000, $1,381,000, and $787,000, respectively.

18)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income items within comprehensive loss on the Consolidated Statements of Comprehensive Loss, and we include accumulated other comprehensive income (loss) as a component of stockholders’ equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income at year end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2018	$(11,910)	$2,880	$(9,030)
Changes in net unrealized gain on investments	28,089	(6,219)	21,870
Reclassification adjustment for net realized gains	(1,217)	(304)	(1,521)
December 31, 2019	14,962	(3,643)	11,319
Changes in net unrealized gain on investments	64,421	(16,101)	48,320
Reclassification adjustment for net realized gains	(66,594)	16,648	(49,946)
December 31, 2020	12,789	(3,096)	9,693
Changes in net unrealized losses on investments	(17,814)	4,266	(13,548)
Reclassification adjustment for net realized gains	(3,568)	892	(2,676)
December 31, 2021	$(8,593)	$2,062	$(6,531)

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021

19)    STOCKHOLDERS’ EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2021		2020		2019
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,582	$0.06	$2,571	$0.06	$2,569
Second Quarter	$0.06	$2,591	$0.06	$2,578	$0.06	$2,570
Third Quarter	$0.06	$2,589	$0.06	$2,581	$0.06	$2,571
Fourth Quarter	$0.06	$2,588	$0.06	$2,583	$0.06	$2,570

In February 2021, IIC paid dividends of $3,500,000 to the Company. In February 2020, IIC paid dividends of $12,000,000 to the Company. In August 2019, ACIC paid dividends of $13,579,000 to the Company. In 2019, the Company returned a $1,764,000 dividend paid by IIC in 2018.

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of December 31, 2021, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

See Note 20 for information regarding our stock-based compensation activity.

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

Under the Company’s 2013 Omnibus Incentive Plan, 1,000,000 shares were authorized for issuance at December 31, 2020. In 2020, the Board of Directors adopted the 2020 Omnibus Incentive Plan, which was approved by shareholders during our 2020 Annual Shareholder meeting. At the time of approval, an additional 2,000,000 shares were authorized for issuance.

The following table presents our total stock-based compensation expense:

	Year Ended
	2021	2020	2019
Employee stock-based compensation expense
Pre-tax (1)	$875	$876	$2,019
Post-tax (2)	691	692	1,595
Director stock-based compensation expense
Pre-tax (1)	310	506	988
Post-tax (2)	245	400	781
(1) This table does not include withholding of vested shares for tax liabilities, which totaled $39,000, $112,000, and $296,000 in 2021, 2020, and 2019, respectively.
(2) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,901,000 of unrecognized stock compensation expense at December 31, 2021 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.3 years. We had approximately $90,000 of unrecognized director stock-based compensation expense at December 31, 2021

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.3 years.

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

We granted 292,960, 386,101, and 134,231 shares of restricted common stock, which had a weighted-average grant date fair value of $6.01, $9.33, and $16.24 per share during the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, during the year ended December 31, 2019, the Company granted 45,000 shares of restricted common stock, with a fair value of $15.70 per share, which were contingent upon stockholder approval of the 2020 Omnibus Incentive Plan. The contingent shares were issued and fully vested during the year ended December 31, 2020.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	217,936	$18.96
Granted	134,231	16.24
Less: Forfeited	6,059	20.15
Less: Vested	131,613	19.22
Outstanding as of December 31, 2019	214,495	$17.49
Granted (1)	386,101	9.33
Less: Forfeited	232,323	12.61
Less: Vested (1)	109,267	16.63
Outstanding as of December 31, 2020	259,006	$10.06
Granted	292,960	6.01
Less: Forfeited	122,460	8.87
Less: Vested	92,910	9.99
Outstanding as of December 31, 2021	336,596	$6.99
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

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2021
Expected annual dividend yield	1.23%
Expected volatility	43.87%
Risk-free interest rate	1.81%
Expected term	6	years

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
Expected annual dividend yield for all grants, except our options granted in the third quarter of 2021, is based on the current quarterly dividend of $0.06 per share and the stock price on the grant date. The expected annual dividend yield of our options granted in the third quarter of 2021 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

We granted 1,054,707, 221,541, and 99,181 stock options during the years ended December 31, 2021, 2020, and 2019, respectively, which had a weighted average grant date fair value of $3.86, $2.68, and $5.96, per share, respectively.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	107,888	$20.94	9.76	$—
Granted	99,181	16.25	—	—
Less: Forfeited	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of December 31, 2019	207,069	$18.69	9.00	$—

Vested as of December 31, 2019	35,965	$20.94	8.76	$—
Exercisable as of December 31, 2019	35,965	$20.94	8.76	$—

Outstanding as of December 31, 2019	207,069	$18.69	9.00	$—
Granted	221,541	8.77	—	—
Less: Forfeited	234,472	12.76	—	—
Less: Exercised	—	—	—	—
Less: Expired	50,132	18.94	—	—
Outstanding as of December 31, 2020	144,006	$13.00	8.77	$—

Vested as of December 31, 2020	80,728	$19.01	7.95	$—
Exercisable as of December 31, 2020	30,596	$19.11	7.95	$—

Outstanding as of December 31, 2020	144,006	$13.00	8.77	$—
Granted	1,054,707	3.86	—	—
Less: Forfeited	48,995	8.08	—	—
Less: Exercised	—	—	—	—
Less: Expired	2,503	16.25	—	—
Outstanding as of December 31, 2021	1,147,215	$4.80	9.49	$792,000

Vested as of December 31, 2021 (1)	120,638	$15.87	7.39	$—
Exercisable as of December 31, 2021	68,003	$15.85	7.39	$—
(1) The vested shares and weighted average exercise prices are calculated based on all vested shares at December 31, 2021, inclusive of those that expired during the year. The weighted-average remaining contractual term is calculated based on only vested shares that are outstanding and exercisable at December 31, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2021
21)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

The Company announced that its Board of Directors declared a $0.06 per share quarterly cash dividend that will be paid on
March 16, 2022 to stockholders of record as of March 9, 2022.

On January 15, 2022, the Company transitioned policies written in the state of New Jersey to HCPCI in connection with the Northeast Renewal Agreement.

On February 23, 2022, the Company sold the headquarter building located at 770 2nd Avenue South, Saint Petersburg, FL 33701. The sale price of the building totaled $4,300,000.

On February 25, 2022, the Company made capital contributions of $8,000,000 each to our insurance subsidiaries UPC and FSIC.

On February 28, 2022, the Company received a notice of assessment from FIGA, assessing property and casualty insurers 1.3% on direct written premium of all covered lines of business in Florida, to cover the cost of an insurance company facing insolvency. This assessment is in addition to FIGA’s 0.70% assessment and is recoupable from the policyholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of December 31, 2021, the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under that framework, management concluded that our internal control over our financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, other than described below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2021, we transitioned to our new Enterprise Resource Planning (ERP) environment as our system of record for financial reporting. The implementation resulted in changes to our Company’s business processes which required a modification to the design and operation of certain internal controls over financial reporting. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities through the development and deployment of our new ERP system.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

UNITED INSURANCE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of United Insurance Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of United Insurance Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 15, 2022, expressed an unqualified opinion on those financial statements.

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
March 15, 2022

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2022 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 (the 2022 Proxy Statement).

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our 2022 Proxy Statement.

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

(3) Exhibits. We hereby file as part of this Form 10-K the exhibits listed in the following index.

UNITED INSURANCE HOLDINGS CORP.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 17, 2016, by and among United Insurance Holdings Corp., Kilimanjaro Corp., Kili LLC, RDX Holding, LLC, certain equityholders of RDX Holding, LLC party thereto and AmCo Holding Company (included as Exhibit 2.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (as amended to include the Certificate of Designations, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock of United Insurance Holdings Corp.) (included as exhibit 3.1 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

3.2	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated as of January 10, 2018 (included as exhibit 3.1 to the Form 8-K filed January 12, 2018, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (included as exhibit 3.1 to the Form 8-K filed on April 23, 2020, and incorporated herein by reference).

3.4	Certificate of Amendment to United Insurance Holdings Corp.’s Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Form 8-K filed on July 2, 2021, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (included as exhibit 4.2 to Amendment No. 1 to Post-Effective Amendment No. 1 on Form S-3 (Registration No. 333-150327), filed on December 23, 2008, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein (included as exhibit 10.4 to the Form 8-K, filed on October 12, 2007, and incorporated herein by reference).

4.3
Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (included at exhibit 4.1 to the Form 8-K, filed on December 13, 2017, and incorporated herein by reference).

4.4	First Supplemental Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (including form of Note) (included as exhibit 4.2 to the Form 8-K filed on December 13, 2017, and incorporated herein by reference).

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Investment Management Agreement between United Property & Casualty Insurance Company and Synovus Trust Company, dated October 8, 2003 (included as exhibit 10.18 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.2	Insurance Capital Build-up Incentive Program Surplus Note between United Property & Casualty Insurance Company and the State Board of Administration of Florida dated September 22, 2006 (included as exhibit 10.31 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.3	Master Business Process Outsourcing Services Agreement between United Insurance Management, LLC and Computer Sciences Corporation, dated March 11, 2008 (included as exhibit 10.24 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.4	Addendum Number One to Insurance Capital Build-Up Incentive Program Surplus Note, dated November 7, 2008 and effective July 1, 2008, between the State Board of Administration of Florida and United Property & Casualty Insurance Company (included as exhibit 10.1 to the Form 8-K, filed on November 12, 2008, and incorporated herein by reference).

10.5	Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Management, L.C., Skyway Claims Services, LLC, United Property & Casualty Insurance Company, UPC Re and amended to include Family Security Holdings, LLC and its subsidiaries dated July 1, 2012 (included as exhibit 10.11 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

10.6	Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K, filed on September 30, 2013, and incorporated herein by reference).

10.7	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy statement for its 2013 Annual Meeting, filed on April 16, 2013, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

10.8	Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.9	Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.10	Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.11	Form of Stock Option Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.12	Form of Restricted Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.13	Form of Performance Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.14	Stockholders Agreement, dated as of August 17, 2016, by and among United Insurance Holdings Corp., RDX Holding, LLC., R. Daniel Peed and Peed FLP1, Ltd., L.L.P (included as exhibit 10.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

10.15	United Insurance Holdings Corp. 2020 Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy statement for its 2020 Annual Meeting, filed on April 3, 2020, and incorporated herein by reference).

10.16	Form of Indemnification Agreement, dated as of September 1, 2020, by and between United Insurance Holdings Corp. and the members of the Board of Directors. (included as Exhibit 10.2 to the Form 10-Q filed on November 6, 2020, and incorporated herein by reference.

10.17	Second Amended and Restated Employment Agreement, dated as of October 23, 2020, by and between United
Insurance Holdings Corp. and Bennett Bradford Martz (included as Exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

10.18	Second Amended and Restated Employment Agreement, dated as of October 23, 2020, by and between United
Insurance Holdings Corp. and Scott St. John (included as Exhibit 10.2 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

10.19	Renewal Rights Agreement, dated as of January 18, 2021, by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C., Homeowners Choice Property & Casualty Insurance Company, Inc., and HCI Group, Inc. (included as Exhibit 10.1 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.20	Property Quota Share Reinsurance Contract, dated as of January 18, 2021 and effective as of December 31, 2020, by and between United Property and Casualty Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. (included as Exhibit 10.2 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.21	Registration Rights Agreement, dated as of January 18, 2021, by and between United Property and Casualty Insurance Company and HCI Group, Inc. (included as Exhibit 10.3 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.23	Employment Agreement, dated September 1, 2021, between United Insurance Holdings Corp. and Brooke Shirazi (included as Exhibit 10.1 to the Form 8-K filed on September 1, 2021, and incorporated herein by reference.)

10.24	Renewal Rights Agreement, dated as of December 30, 2021, by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C., and Homeowners Property & Casualty Insurance Company, Inc. (included as Exhibit 10.1 to the Form 8-K filed on January 4, 2022, and incorporated herein by reference.)

Exhibit	Description

21.1	Subsidiaries of United Insurance Holdings Corp.

UNITED INSURANCE HOLDINGS CORP.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2021
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government and agency securities	$50,373	$49,340	$49,340
Foreign governments	3,383	3,459	3,459
States, municipalities and political subdivisions	80,385	79,896	79,896
Public utilities	26,103	25,457	25,457
Corporate securities	246,933	244,443	244,443
Mortgage backed securities	190,383	186,740	186,740
Asset backed securities	70,569	70,162	70,162
Redeemable preferred stocks	4,010	4,105	4,105
Total fixed maturities	672,139	663,602	663,602
Mutual funds	30,316	33,064	33,064
Non-redeemable preferred stocks	5,078	4,894	4,894
Total equity securities	35,394	37,958	37,958
Other investments	17,131	18,006	18,006
Total investments	$724,664	$719,566	$719,566

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
	2021	2020
Assets
Fixed maturities, available-for-sale, at fair value	$2,727	$2,971
Equity securities, at fair value	117	114
Cash and cash equivalents	4,321	17,828
Accrued investment income	9	9
Investment in subsidiaries	532,432	562,448
Goodwill	10,157	10,157
Property and equipment, net	8,568	9,144
Other assets	4,119	6,944
Total Assets	$562,450	$609,615

Liabilities
Intercompany payable	$78,540	$37,401
Accounts payable and accrued expenses	392	1,352
Lease liabilities	32	46
Other liabilities	—	1,679
Long-term notes payable	151,267	151,276
Total Liabilities	230,231	191,754

Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	394,268	393,122
Treasury stock	(431)	(431)
Accumulated other comprehensive income	(6,531)	9,693
Retained earnings	(74,642)	(6,373)
Total UIHC Stockholders’ Equity	312,668	396,015
Noncontrolling Interests	19,551	21,846
Total Stockholders’ Equity	332,219	417,861
Total Liabilities and Stockholders’ Equity	$562,450	$609,615

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Comprehensive Loss

	Years Ended December 31,
	2021	2020	2019
REVENUE:
Net loss from subsidiaries (equity method)	$(52,492)	$(83,434)	$(24,131)
Net realized investment gain	—	4,971	63
Net investment income	46	520	1,156
Net unrealized gain (loss) on equity securities	(1)	(2,812)	4,036
Total revenues	(52,447)	(80,755)	(18,876)

EXPENSES:
Operating and underwriting	380	181	219
General and administrative	1,995	6,912	3,042
Interest expense	9,302	9,465	9,499
Total expenses	11,677	16,558	12,760
Loss before other income	(64,124)	(97,313)	(31,636)
Other income	—	—	—
Loss before income taxes	(64,124)	(97,313)	(31,636)
Provision for income tax benefit	(4,256)	(1,815)	(2,151)
Net loss	$(59,868)	$(95,498)	$(29,485)
Less: Net income (loss) attributable to NCI	(1,949)	956	387
Net loss attributable to UIHC	$(57,919)	$(96,454)	$(29,872)
Unrealized gain (loss) on investments	(18,267)	64,726	28,366
Reclassification adjustments - gains	(3,567)	(66,691)	(1,228)
Income tax benefit (expense) related to other items of comprehensive income	5,264	502	(6,588)
Total comprehensive loss	$(76,438)	$(96,961)	$(8,935)
Less: Comprehensive income (loss) attributable to NCI	(2,295)	1,119	588
Total comprehensive loss attributable to UIHC	$(74,143)	$(98,080)	$(9,523)

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net loss	$(59,868)	$(95,498)	$(29,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends received from subsidiaries (1)	3,500	11,998	11,814
Losses from subsidiaries (1)	52,492	83,434	24,131
Depreciation and amortization	1,222	2,054	1,131
Bond amortization	2	42	66
Unrealized losses (gains) on equities	1	2,812	(4,036)
Net realized investment losses (gains)	—	(4,971)	(63)
Deferred income taxes, net	314	644	(511)
Stock based compensation	1,185	1,382	3,007
Disposal of fixed assets	—	2,763	—
Changes in operating assets and liabilities:
Accrued investment income	—	70	113
Other assets	2,516	(3,682)	9,976
Accounts payable and accrued expenses	(960)	931	(22)
Intercompany payable (1)	6,139	3,232	4,503
Lease liabilities	(14)	(18)	64
Other liabilities	(1,972)	966	313
Net cash provided by operating activities	4,557	6,159	21,001
INVESTING ACTIVITIES
Proceeds from sales of investments available-for-sale	1,112	32,518	35,036
Purchases of investments available-for-sale	(940)	(317)	(3,567)
Investment in subsidiaries (1)	(42,500)	(15,000)	(17,000)
Cost of property and equipment acquired	—	(688)	(4,749)
Net cash provided by (used in) investing activities	(42,328)	16,513	9,720
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(39)	(112)	(296)
Intercompany borrowings from our non-insurance subsidiaries (1)	37,000	10,768	12,300
Repayments of intercompany borrowings to our non-insurance subsidiaries (1)	(2,000)	(8,000)	(33,505)
Repayments of borrowings	(347)	(347)	(347)
Dividends	(10,350)	(10,313)	(10,280)
Net cash provided by (used in) financing activities	24,264	(8,004)	(32,128)
Increase (decrease) in cash	(13,507)	14,668	(1,407)
Cash and cash equivalents at beginning of period	17,828	3,160	4,567
Cash and cash equivalents at end of period	$4,321	$17,828	$3,160
(1) Previously, dividends received and losses from subsidiaries were incorrectly reported net in “Investment in subsidiaries” in net cash provided by (used in) investing activities in 2020 and 2019. As a result, the Condensed Statements of Cash Flows has been revised to correctly present $11,998,000 and $11,814,000 as “Dividends received from subsidiaries” in 2020 and 2019, respectively, and $83,434,000 and $24,131,000 as “Losses from subsidiaries” in 2020 and 2019, respectively, in net cash provided by (used in) operating activities. Furthermore, the intercompany borrowings from (to) our non-insurance subsidiaries were incorrectly reported net in "Change in intercompany payable" in net cash provided by (used in) operating activities in 2020 and 2019. As a result, the Condensed Statements of Cash Flows has been revised to correctly present $10,768,000 and $12,300,000 as "Intercompany borrowings from our non-insurance

UNITED INSURANCE HOLDINGS CORP.

subsidiaries" in 2020 and 2019, respectively, and $8,000,000 and $33,505,000 as "Repayments of intercompany borrowings to our non-insurance subsidiaries" in 2020 and 2019, respectively, in net cash provided by (used in) financing activities."

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

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2021	$1,329,129	$864,725	$316	$464,720	0.1%
2020	1,411,558	755,871	45,305	700,992	6.5%
2019	1,278,504	633,275	101,764	746,993	13.6%

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Deferred Tax Valuation Allowance
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2021	$6,494	$(1,352)	$—	$5,142
2020	989	5,505	—	6,494
2019	—	989	—	989

UNITED INSURANCE HOLDINGS CORP.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

	As of December 31,	For the Year Ended December 31,
Years Ended December 31,	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2021	$1,084,450	$394,278	$27,856	$502,504	$13,772
2020	$1,089,966	$615,102	$(6,786)	$471,138	$24,125
2019	$760,357	$466,359	$33,134	$404,784	$30,145

	As of December 31,	For the Year Ended December 31,
Years Ended December 31,	Deferred Policy Acquisition Costs (DPAC)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2021	$38,520	$274,405	$464,720	$589,761	$644,940
2020	$74,414	$287,216	$700,992	$765,663	$723,938
2019	$104,572	$278,161	$746,993	$752,400	$674,055

Item 16. Form 10-K Summary

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	March 15, 2022	By:	/s/ R. Daniel Peed
		Name:	R. Daniel Peed
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Daniel Peed R. Daniel Peed	Chief Executive Officer and Chairman of the Board (principal executive officer and duly authorized officer)	March 15, 2022

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer and President (principal financial and accounting officer)	March 15, 2022

/s/ Gregory C. Branch Gregory C. Branch	Chairman Emeritus	March 15, 2022

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Lead Director	March 15, 2022

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 15, 2022

/s/ Michael R. Hogan Michael R. Hogan	Director	March 15, 2022

/s/ William H. Hood, III William H. Hood, III	Director	March 15, 2022

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 15, 2022

/s/ Patrick F. Maroney Patrick F. Maroney	Director	March 15, 2022

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 15, 2022