Form 10-Q
period 2022-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2022-05-10
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of May 5, 2022, 43,321,902 shares of common stock, par value $0.0001 per share, were outstanding.

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
•the impact of the novel strain of coronavirus (COVID-19) and related business disruption and economic uncertainty on our business, results of operations and financial condition; and
•other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Form 10-Q.

We caution you to not place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $596,185 and $672,139, respectively)	$561,728	$663,602
Equity securities	39,407	37,958
Other investments (amortized cost of $16,527 and $17,131, respectively)	16,707	18,006
Total investments	$617,842	$719,566
Cash and cash equivalents	257,871	212,024
Restricted cash	33,002	33,254
Total cash, cash equivalents and restricted cash	$290,873	$245,278
Accrued investment income	2,859	3,296
Property and equipment, net	28,477	31,561
Premiums receivable, net (credit allowance of $20 and $32, respectively)	76,889	79,166
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $395 and $563, respectively)	911,812	997,120
Ceded unearned premiums	283,964	430,631
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	45,713	38,520
Intangible assets, net	17,563	18,375
Other assets	80,418	62,015
Total Assets	$2,429,455	$2,698,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$967,214	$1,084,450
Unearned premiums	605,209	644,940
Reinsurance payable on premiums	196,911	248,625
Payments outstanding	104,278	114,524
Accounts payable and accrued expenses	73,334	76,258
Operating lease liability	1,751	1,934
Other liabilities	47,615	39,324
Notes payable, net	156,264	156,561
Total Liabilities	$2,152,576	$2,366,616
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,469,678 and 43,360,429 issued, respectively; 43,257,595 and 43,370,442 outstanding, respectively	4	4
Additional paid-in capital	394,720	394,268
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(25,657)	(6,531)
Retained earnings (deficit)	(110,665)	(74,904)
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$257,971	$312,406
Noncontrolling interests (NCI)	18,908	19,551
Total Stockholders' Equity	$276,879	$331,957
Total Liabilities and Stockholders' Equity	$2,429,455	$2,698,573
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
REVENUE:
Gross premiums written	$279,475	$311,638
Change in gross unearned premiums	39,731	45,025
Gross premiums earned	319,206	356,663
Ceded premiums earned	(218,349)	(210,714)
Net premiums earned	100,857	145,949
Net investment income	2,478	3,583
Net realized investment gains (losses)	(1,769)	503
Net unrealized gains (losses) on equity securities	(2,268)	2,564
Other revenue	3,068	9,190
Total revenue	102,366	161,789
EXPENSES:
Losses and loss adjustment expenses	91,368	115,781
Policy acquisition costs	26,016	40,821
Operating expenses	12,248	13,222
General and administrative expenses	16,005	15,882
Interest expense	2,379	2,375
Total expenses	148,016	188,081
Loss before other income	(45,650)	(26,292)
Other income	1,343	10
Loss before income taxes	(44,307)	(26,282)
Benefit for income taxes	(11,050)	(7,822)
Net Loss	$(33,257)	$(18,460)
Less: Net loss attributable to NCI	(85)	(689)
Net loss attributable to UIHC	$(33,172)	$(17,771)
OTHER COMPREHENSIVE LOSS:
Change in net unrealized losses on investments	(27,689)	(21,739)
Reclassification adjustment for net realized investment losses (gains)	1,769	(503)
Income tax benefit related to items of other comprehensive loss	6,236	5,376
Total comprehensive loss	$(52,941)	$(35,326)
Less: Comprehensive loss attributable to NCI	(643)	(917)
Comprehensive loss attributable to UIHC	$(52,298)	$(34,409)

Weighted average shares outstanding
Basic	42,980,691	42,898,488
Diluted	42,980,691	42,898,488

Earnings available to UIHC common stockholders per share
Basic	$(0.77)	$(0.41)
Diluted	$(0.77)	$(0.41)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2020	43,075,877	$4	$393,122	$(431)	$9,693	$(6,635)	$395,753	$21,846	$417,599
Net loss	—	—	—	—	—	(17,771)	(17,771)	(689)	(18,460)
Other comprehensive loss, net	—	—	—	—	(16,638)	—	(16,638)	(228)	(16,866)
Stock Compensation	71,303	—	260	—	—	—	260	—	260
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,595)	(2,595)	—	(2,595)
March 31, 2021	43,147,180	$4	$393,382	$(431)	$(6,945)	$(27,001)	$359,009	$20,929	$379,938

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2021	43,370,442	$4	$394,268	$(431)	$(6,531)	$(74,904)	$312,406	$19,551	$331,957
Net loss	—	—	—	—	—	(33,172)	(33,172)	(85)	(33,257)
Other comprehensive loss, net	—	—	—	—	(19,126)	—	(19,126)	(558)	(19,684)
Stock Compensation	(112,847)	—	452	—	—	—	452	—	452
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
March 31, 2022	43,257,595	$4	$394,720	$(431)	$(25,657)	$(110,665)	$257,971	$18,908	$276,879

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(33,257)	$(18,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,606	3,207
Bond amortization and accretion	1,634	2,290
Net realized gains (losses) on investments	1,769	(503)
Net unrealized gains (losses) on equity securities	2,268	(2,564)
Provision for uncollectable premiums	12	83
Provision for uncollectable reinsurance recoverables	168	(125)
Provision for uncollectable notes receivable	—	(147)
Deferred income taxes, net	(11,351)	(7,580)
Stock based compensation	452	260
Stock received as consideration for renewal rights agreement	—	(5,007)
Settlement of receivable owed by HCI in connection with purchase agreement	3,800	—
Gain on sale of building	(1,528)	—
Fixed asset disposal	343	15
Changes in operating assets and liabilities:
Accrued investment income	437	405
Premiums receivable	2,265	8,542
Reinsurance recoverable on paid and unpaid losses	85,140	(134,777)
Ceded unearned premiums	146,667	88,470
Deferred policy acquisition costs, net	(7,193)	2,667
Other assets	(4,618)	3,937
Receivable from sale of building	3,236	—
Unpaid losses and loss adjustment expenses	(117,236)	127,825
Unearned premiums	(39,731)	(45,025)
Reinsurance payable on premiums	(51,714)	(90,526)
Payments outstanding	(10,246)	(1,542)
Accounts payable and accrued expenses	(2,924)	(11,496)
Operating lease liability	(183)	(145)
Other liabilities	8,291	13,544
Net cash used in operating activities	$(20,893)	$(66,652)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	85,978	80,563
Equity securities	88	117
Other investments	1,063	13,483
Purchases of:
Fixed maturities	(13,415)	(39,836)
Equity securities	(3,121)	(5,012)
Other investments	(459)	(7,478)
Proceeds from sale of building	730	—
Cost of property, equipment and capitalized software acquired	(1,406)	(857)
Net cash provided by investing activities	$69,458	$40,980
FINANCING ACTIVITIES
Repayments of borrowings	(381)	(675)
Dividends	(2,589)	(2,595)
Net cash used in financing activities	$(2,970)	$(3,270)
Increase (decrease) in cash, cash equivalents and restricted cash	45,595	(28,942)
Cash, cash equivalents and restricted cash at beginning of period	245,278	301,498
Cash, cash equivalents and restricted cash at end of period	$290,873	$272,556
Supplemental Cash Flows Information
Interest paid	$35	$43
Income taxes paid (refunded)	$77	$(2,506)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes and services residential personal and commercial property and casualty insurance policies using a network of agents, four wholly-owned insurance subsidiaries, and one majority-owned insurance subsidiary. Our original insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our four other insurance subsidiaries are Family Security Insurance Company, Inc. (FSIC), acquired via merger on February 3, 2015; Interboro Insurance Company (IIC), acquired via merger on April 29, 2016; American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017; and Journey Insurance Company (JIC). JIC was formed in strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln) on August 30, 2018. The Kiln subsidiary holds a noncontrolling interest in JIC.

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

Our primary products are homeowners' and commercial residential property insurance. We currently offer personal residential insurance in eight states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in three states: Florida, South Carolina, and Texas. We are also licensed to write property and casualty insurance in an additional nine states; however, we have not commenced writing or no longer write in these states.

Effective December 31, 2021, we entered into a quota share reinsurance agreement with Homeowners Choice Property and Casualty, Inc (HCPCI). Under the terms of this agreement, we cede 85% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap Insurance Company (TypTap). Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. HCPCI is responsible for processing all claims as a part of this agreement. As the transfer of each state is completed, the quota share coverage for the transitioned state will no longer be in effect. As of March 31, 2022, we have completed the transfer of our Rhode Island, Connecticut and New Jersey policies.

We conduct our operations under two reportable segments, personal residential property and casualty insurance policies and commercial residential property and casualty insurance policies. Our chief operating decision maker is our President, who makes decisions to allocate resources and assesses performance at both segment levels as well as at the corporate level.

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
While preparing our unaudited condensed consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include our reserves for unpaid losses and loss adjustment expenses, investments and goodwill. Except for the captions on our Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Comprehensive Loss, we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate our results for the remainder of the year or for any other future period.

(c)Impact of COVID-19 and Financial Status

We did not experience a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders during the quarter ended March 31, 2022. In addition, the COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended March 31, 2022.

During the quarter ended March 31, 2022 we continued to staff at a normal pace. Additionally, during the fourth quarter of 2021 we implemented our new flexible work policy. This policy allows all employees to work remotely permanently, with the return to our offices being completely voluntary at this time. We will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

We have made no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

(b) Pending Accounting Pronouncements

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

We have developed a unique and proprietary homeowners’ product. This product uses a granular approach to pricing for catastrophe perils. We have focused on using independent agencies as a channel of distribution for our personal lines business. All of our personal lines business is managed internally.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
Commercial Lines Business

Our commercial lines business primarily provides commercial multi-peril property insurance for residential condominium associations and apartments in Florida, through our subsidiaries ACIC and JIC. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism. We also write commercial residential coverage through our subsidiary JIC, in South Carolina and Texas.

All of our commercial lines business is administered by outside managing general underwriters, AmRisc and International Catastrophe Insurance Managers (ICAT). AmRisc handles the underwriting, claims processing and premium collection for our ACIC commercial business and JIC’s commercial business written in Florida. In return, AmRisc is reimbursed through monthly management fees. ICAT handles the underwriting and premium collection for JIC’s commercial business written in South Carolina and Texas and is also reimbursed through monthly management fees. In 2022, the Company terminated its agreement with ICAT. Termination of this agreement is effective May 31, 2022.

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the three months ended March 31, 2022 and 2021:

•Both operating segments follow the accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021;
•Neither operating segment experienced significant noncash transactions outside of depreciation and amortization for the three months ended March 31, 2022 and 2021 and the receipt of HCI common stock during the three months ended March 31, 2021, in connection with our renewal rights agreement (Northeast Renewal Agreement) to sell UPC's personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island to HCPCI..

The tables below present the information for each of the reportable segments profit or loss as well as segment assets for the three months ended March 31, 2022 and 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

	Three Months Ended March 31, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$127,964	$151,511	$—	$279,475
Change in gross unearned premiums	(20,499)	60,230	—	39,731
Gross premiums earned	107,465	211,741	—	319,206
Ceded premiums earned	(62,022)	(156,327)	—	(218,349)
Net premiums earned	45,443	55,414	—	100,857
Net investment income	1,127	1,342	9	2,478
Net realized gains (losses)	2	(1,771)	—	(1,769)
Net unrealized losses on equity securities	(769)	(1,498)	(1)	(2,268)
Other revenue	—	3,068	—	3,068
Total revenues	45,803	56,555	8	102,366
EXPENSES:
Losses and loss adjustment expenses	14,114	77,254	—	91,368
Policy acquisition costs	16,678	9,338	—	26,016
Operating expenses	1,109	11,048	91	12,248
General and administrative expenses (2)	2,320	13,304	381	16,005
Interest expense	—	20	2,359	2,379
Total expenses	34,221	110,964	2,831	148,016
Income (loss) before other income	11,582	(54,409)	(2,823)	(45,650)
Other income (loss)	—	(267)	1,610	1,343
Income (loss) before income taxes	$11,582	$(54,676)	(1,213)	(44,307)
Benefit for income taxes			(11,050)	(11,050)
Net income (loss)			$9,837	$(33,257)
Less: Net loss attributable to noncontrolling interests			(85)	(85)
Net income (loss) attributable to UIHC			$9,922	$(33,172)

Loss ratio, net (3) (4)	31.1%	139.4%		90.6%
Expense ratio (3) (5)	44.2%	60.8%		53.8%
Combined ratio (3) (6)	75.3%	200.2%		144.4%

Total segment assets	$949,359	$1,080,724	$399,372	$2,429,455
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $1,512,000 and $885,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

	Three Months Ended March 31, 2021
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$108,040	$203,598	$—	$311,638
Change in gross unearned premiums	(9,822)	54,847	—	45,025
Gross premiums earned	98,218	258,445	—	356,663
Ceded premiums earned	(56,366)	(154,348)	—	(210,714)
Net premiums earned	41,852	104,097	—	145,949
Net investment income	1,222	2,350	11	3,583
Net realized gains	9	494	—	503
Net unrealized losses on equity securities	114	2,450	—	2,564
Other revenue	—	9,190	—	9,190
Total revenues	43,197	118,581	11	161,789
EXPENSES:
Losses and loss adjustment expenses	13,806	101,975	—	115,781
Policy acquisition costs	18,263	22,558	—	40,821
Operating expenses	1,269	11,930	23	13,222
General and administrative expenses (2)	1,904	13,343	635	15,882
Interest expense	—	15	2,360	2,375
Total expenses	35,242	149,821	3,018	188,081
Income (loss) before other income	7,955	(31,240)	(3,007)	(26,292)
Other income	—	10	—	10
Income (loss) before income taxes	$7,955	$(31,230)	(3,007)	(26,282)
Benefit for income taxes			(7,822)	(7,822)
Net income (loss)			$4,815	$(18,460)
Less: Net income attributable to noncontrolling interests			(689)	(689)
Net income (loss) attributable to UIHC			$5,504	$(17,771)

Loss ratio, net (3) (4)	33.0%	98.0%		79.3%
Expense ratio (3) (5)	51.2%	45.9%		47.9%
Combined ratio (3) (6)	84.2%	143.9%		127.2%

Total segment assets	$889,104	$1,400,193	$514,027	$2,803,324
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $2,162,000 and $817,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
4)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at March 31, 2022 and December 31, 2021:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
U.S. government and agency securities	$38,681	$69	$2,522	$36,228
Foreign government	3,380	25	9	3,396
States, municipalities and political subdivisions	71,918	41	4,064	67,895
Public utilities	20,073	—	1,205	18,868
Corporate securities	221,399	320	13,848	207,871
Mortgage-backed securities	168,133	51	10,835	157,349
Asset-backed securities	68,598	8	2,437	66,169
Redeemable preferred stocks	4,003	5	56	3,952
Total fixed maturities	$596,185	$519	$34,976	$561,728

December 31, 2021
U.S. government and agency securities	$50,373	$293	$1,326	$49,340
Foreign government	3,383	84	8	3,459
States, municipalities and political subdivisions	80,385	592	1,081	79,896
Public utilities	26,103	164	810	25,457
Corporate securities	246,933	2,303	4,793	244,443
Mortgage-backed securities	190,383	554	4,197	186,740
Asset-backed securities	70,569	116	523	70,162
Redeemable preferred stocks	4,010	106	11	4,105
Total fixed maturities	$672,139	$4,212	$12,749	$663,602

Equity securities are summarized as follows:

	March 31, 2022		December 31, 2021
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$34,732	88.1%	$33,064	87.1%
Nonredeemable preferred stocks	4,675	11.9	4,894	12.9
Total equity securities	$39,407	100.0%	$37,958	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three months ended March 31, 2022 and 2021, respectively:

	2022		2021
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$631	$41,418	$612	$56,137
Equity securities	—	—	2	23
Short-term investments	—	33	—	7,056
Total realized gains	631	41,451	614	63,216
Fixed maturities	(2,389)	44,560	(96)	24,426
Equity securities	(11)	88	(2)	94
Short-term investments	—	—	(13)	5,986
Total realized losses	(2,400)	44,648	(111)	30,506
Net realized investment gains (losses)	$(1,769)	$86,099	$503	$93,722

The table below summarizes our fixed maturities at March 31, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2022
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$34,120	5.7%	$34,153	6.1%
Due after one year through five years	187,380	31.4	179,357	31.9
Due after five years through ten years	129,661	21.7	117,329	20.9
Due after ten years	8,293	1.4	7,371	1.3
Asset and mortgage-backed securities	236,731	39.8	223,518	39.8
Total	$596,185	100.0%	$561,728	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2022	2021
Fixed maturities	$2,231	$3,689
Equity securities	194	129
Cash and cash equivalents	149	58
Other investments	145	(10)
Other assets	4	41
Investment income	2,723	3,907
Investment expenses	(245)	(324)
Net investment income	$2,478	$3,583

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
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

If our management decides not to sell the fixed-income security and it is more likely than not that we will not be required to sell the fixed-income security before recovery of its amortized cost basis, we evaluate whether the decline in fair value has resulted from credit losses or other factors. This is typically indicated by a change in the rating of the security assigned by a rating agency, and any adverse conditions specifically related to the security or industry, among other factors. If the assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in earnings. Credit loss is limited to the difference between a security's amortized cost basis and its fair value. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss.

During the three months ended March 31, 2022, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at March 31, 2022. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
March 31, 2022
U.S. government and agency securities	51	$110	$5,543	30	$2,412	$29,171
Foreign governments	1	9	2,008	—	—	—
States, municipalities and political subdivisions	93	2,661	41,910	12	1,403	13,767
Public utilities	23	259	10,327	9	946	8,317
Corporate securities	179	3,334	75,463	106	10,514	94,239
Mortgage-backed securities	159	3,243	76,578	71	7,592	73,074
Asset-backed securities	121	2,273	61,396	4	164	2,749
Redeemable preferred stocks	24	46	2,949	1	10	89
Total fixed maturities	651	$11,935	$276,174	233	$23,041	$221,406

December 31, 2021
U.S. government and agency securities	39	$971	$32,167	15	$355	$8,126
Foreign governments	1	8	2,010	—	—	—
States, municipalities and political subdivisions	63	761	41,670	8	320	11,423
Public utilities	14	346	12,719	7	464	7,708
Corporate securities	205	4,589	158,959	12	204	7,896
Mortgage-backed securities	138	2,638	111,636	37	1,559	41,786
Asset-backed securities	111	493	60,566	2	30	1,596
Redeemable preferred stocks	1	2	90	1	9	91
Total fixed maturities	572	$9,808	$419,817	82	$2,941	$78,626
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2022 and December 31, 2021. Changes in interest rates subsequent to March 31, 2022 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2022 and December 31, 2021:

	Total	Level 1	Level 2	Level 3
March 31, 2022
U.S. government and agency securities	$36,228	$—	$36,228	$—
Foreign government	3,396	—	3,396	—
States, municipalities and political subdivisions	67,895	—	67,895	—
Public utilities	18,868	—	18,868	—
Corporate securities	207,871	—	207,871	—
Mortgage-backed securities	157,349	—	157,349	—
Asset-backed securities	66,169	—	66,169	—
Redeemable preferred stocks	3,952	515	3,437	—
Total fixed maturities	561,728	515	561,213	—
Mutual funds	34,732	25,382	9,350	—
Non-redeemable preferred stocks	4,675	4,675	—	—
Total equity securities	39,407	30,057	9,350	—
Other investments (1)	481	300	181	—
Total investments	$601,616	$30,872	$570,744	$—

December 31, 2021
U.S. government and agency securities	$49,340	$—	$49,340	$—
Foreign government	3,459	—	3,459	—
States, municipalities and political subdivisions	79,896	—	79,896	—
Public utilities	25,457	—	25,457	—
Corporate securities	244,443	—	244,443	—
Mortgage-backed securities	186,740	—	186,740	—
Asset-backed securities	70,162	—	70,162	—
Redeemable preferred stocks	4,105	535	3,570	—
Total fixed maturities	663,602	535	663,067	—
Mutual Funds	33,064	24,652	8,412	—
Non-redeemable preferred stocks	4,894	4,894	—	—
Total equity securities	37,958	29,546	8,412	—
Other investments (1)	381	300	81	—
Total investments	$701,941	$30,381	$671,560	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at March 31, 2022 and December 31, 2021.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2022 and December 31, 2021, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, Truist Financial Corporation (Truist) (formerly known as Branch Banking & Trust Corporation or BB&T), and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended March 31, 2022, we transferred no investments between levels.

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

The information presented in the table below is as of March 31, 2022:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2022
Limited partnership investments (1)	$16,045	$977	$796	$16,226
Certificates of deposit	300	—	—	300
Short-term investments	182	—	1	181
Total other investments	$16,527	$977	$797	$16,707
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

The following table presents the components of restricted assets:

	March 31, 2022	December 31, 2021
Trust funds	$31,956	$32,211
Cash on deposit (regulatory deposits)	1,046	1,043
Total restricted cash	$33,002	$33,254

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	March 31, 2022	December 31, 2021
Invested assets on deposit (regulatory deposits)	$3,011	$2,885

5)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three-month periods ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to UIHC common stockholders	$(33,172)	$(17,771)

Denominator:
Weighted-average shares outstanding	42,980,691	42,898,488
Effect of dilutive securities	—	—
Weighted-average diluted shares	42,980,691	42,898,488

Earnings available to UIHC common stockholders per share
Basic	$(0.77)	$(0.41)
Diluted	$(0.77)	$(0.41)

See Note 16 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Land	$2,114	$2,114
Building and building improvements	6,726	9,211
Computer hardware and software (software in progress of $132 and $990, respectively)	41,264	40,358
Office furniture and equipment	2,917	3,067
Leasehold improvements	753	753
Leased vehicles(1)	2,253	2,308
Total, at cost	56,027	57,811
Less: accumulated depreciation and amortization	(27,550)	(26,250)
Property and equipment, net	$28,477	$31,561
(1) Includes vehicles under capital leases. See Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
Depreciation and amortization expense under property and equipment was $1,710,000 and $2,080,000 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we disposed of computer hardware and software totaling $358,000, primarily related to policy system costs for states in which we no longer write policies. The depreciation on these systems totaled $26,000 at the time of disposal. In addition, we sold one of our buildings resulting in a disposal totaling $2,727,000 and a net realized gain of $1,529,000. The depreciation on the building totaled $290,000. During the year ended December 31, 2021, we disposed of computer hardware and software totaling $1,961,000, primarily related to the retirement of one of our claim systems. This system was fully depreciated prior to disposal.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at March 31, 2022 and December 31, 2021, was $73,045,000. There was no goodwill acquired or disposed of during the three-month periods ended March 31, 2022 and 2021.

We completed our most recent goodwill impairment testing during the fourth quarter of 2021, and determined that there was no impairment in the value of the asset as of December 31, 2021. As of this testing, the carrying value of our personal lines reporting unit was negative. In addition, our commercial lines reporting unit’s fair value was 5.0% higher than the unit’s carrying value. Based on our analysis of our commercial lines results, market conditions, and future projections, we do not believe that our commercial lines reporting unit is at risk of being impaired in the future. Goodwill allocated to our personal lines and commercial lines reporting units was $13,570,000 and $59,475,000, respectively, at both March 31, 2022 and December 31, 2021.

No impairment loss in the value of goodwill was recognized during the three-month periods ended March 31, 2022 and 2021. Additionally, there was no accumulated impairment related to goodwill at March 31, 2022 or December 31, 2021.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Intangible assets subject to amortization	$13,806	$14,618
Indefinite-lived intangible assets(1)	3,757	3,757
Total	$17,563	$18,375
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2022
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	5.0	34,661	(22,472)	12,189
Trade names acquired	2.0	6,381	(4,764)	1,617
Total		$83,830	$(70,024)	$13,806

December 31, 2021
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	5.3	34,661	(21,863)	12,798
Trade names acquired	2.3	6,381	(4,561)	1,820
Total		$83,830	$(69,212)	$14,618

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2022 and 2021.

Amortization expense of our intangible assets was $812,000 and $1,043,000 for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2022 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2022	$2,435
2023	3,246
2024	2,640
2025	2,438
2026	2,438
2027	609

8)    REINSURANCE

Our reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes. Our program provides reinsurance protection for catastrophes, including hurricanes and tropical storms. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our stockholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our policyholders. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability.

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

Effective December 31, 2021, we entered into a quota share reinsurance agreement with HCPCI. Under the terms of this agreement, we cede 85% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. As a result, our 8% quota share agreement was modified to exclude these states, effective December 31, 2021.

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

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap. Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. As a result, our third-party quota share and excess of loss agreements were modified to exclude policies in these states effective June 1, 2021.

In addition, effective June 1, 2021 our third-party quota share agreements were modified to exclude policies in New York. This modification was made as the result of our 100% internal quota share agreement, effective December 31, 2020, which cedes 100% of UPC's net liability related to their business in the State of New York to our subsidiary IIC, after all inuring reinsurance contracts, excluding commercial, equipment breakdown, identity theft, garage and flood lines of business.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
The quota share agreements effective June 1, 2020 through May 31, 2021, provided coverage for all catastrophe perils and attritional losses incurred by two of our insurance subsidiaries, UPC and FSIC. Effective December 31, 2020, we extended these agreements that were set to expire on May 31, 2021. The cession rate of this extension is comprised of a quota share cession of 15% through May 31, 2022, which covers UPC, FSIC, and was amended to include ACIC, a quota share cession of 8% which was renewed effective December 31, 2021 through December 31, 2022, and the remaining 7.5% covering UPC and FSIC only, which was non-renewed at June 1, 2021. For all catastrophe perils, the quota share agreement provides ground-up protection effectively reducing our retention for catastrophe losses.

Effective December 31, 2020, we entered into a property quota share reinsurance agreement with HCPCI, effective as of December 31, 2020. According to the terms of this reinsurance contract, we ceded and HCPCI assumed a 69.5% quota share of our personal lines homeowners business in Connecticut, Massachusetts, New Jersey, and Rhode Island on an in-force, new and renewal basis for the period from December 31, 2020 through June 1, 2021.

Reinsurance recoverable at the balance sheet dates consists of the following:

	March 31,	December 31,
	2022	2021
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$662,719	$749,600
Reinsurance recoverable on paid losses and loss adjustment expenses	249,093	247,520
Reinsurance recoverable (1)	$911,812	$997,120
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 12.

We write the majority of our flood insurance policies under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $210,000 and $282,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the three months ended March 31, 2022 and 2021 on a GAAP basis:

	March 31,
	2022	2021
Balance at January 1	$1,084,450	$1,089,966
Less: reinsurance recoverable on unpaid losses	749,600	674,746
Net balance at January 1	$334,850	$415,220

Incurred related to:
Current year	89,935	86,012
Prior years	1,433	29,769
Total incurred	$91,368	$115,781
Paid related to:
Current year	19,141	30,597
Prior years	102,582	103,977
Total paid	$121,723	$134,574

Net balance at March 31	$304,495	$396,427
Plus: reinsurance recoverable on unpaid losses	662,719	821,364
Balance at March 31	$967,214	$1,217,791

Composition of reserve for unpaid losses and LAE:
Case reserves	$396,020	$432,537
IBNR reserves	571,194	785,254
Balance at March 31	$967,214	$1,217,791

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2021, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had adverse development in 2022 related to prior year losses. This adverse development came as a result of the strengthening of our catastrophe reserves in 2022 based on historical loss trends. The loss payments made by the Company during the three months ended March 31, 2022, were lower than the loss payments made during the three months ended March 31, 2021, due to the settling of claims related to the unprecedented catastrophe activity that took place in 2020. Case and IBNR reserves decreased when compared to the prior period as a result of Winter Storm Uri, which occurred in the first quarter of 2021. Reinsurance recoverable on unpaid losses decreased as a result of the higher frequency of 2020 catastrophe activity coupled with increases in our ceded losses related to Hurricane Irma and Winter Storm Uri in the first quarter of 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

10)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of March 31, 2022 and December 31, 2021:

		Effective Interest Rate	Carrying Value at
	Maturity		March 31, 2022	December 31, 2021
Senior Notes	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	1.52%	5,000	5,294
Truist Term Note Payable	May 26, 2031	1.88%	3,178	3,265
Total long-term debt			$158,178	$158,559

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

Truist Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to Truist (the Truist Note), with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The Truist Note bears interest at 1.65% in excess of the one-month LIBOR, which resets monthly. LIBOR was phased out at the end of 2021, however, the Intercontinental Exchange will continue to publish one-month LIBOR settings through 2023. In the event of default, Truist may, among other things, declare its loan immediately due and payable, require us to pledge additional collateral to the bank, and take possession of and foreclose upon our principal executive office, which has been pledged to the bank as security for the loan.

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2021, while our leverage ratio was greater than the allowed ratio above, we did not incur any additional debt during the period and as a result, we were in compliance with the covenants in the Senior Notes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 1.52% at the end of March 2022. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2022, we were in compliance with the covenants in the SBA Note.

Truist Note - Effective June 2, 2021, our Truist Note Agreement was amended to remove all financial covenants, therefore, at March 31, 2022, the financial covenants were no longer in effect.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the three months ended March 31, 2022 and 2021:

	2022	2021
Balance at January 1,	$1,998	$2,335
Additions	—	—
Amortization	(84)	(84)
Balance at March 31,	$1,914	$2,251

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

At March 31, 2022, the Company is involved in legal proceedings whereby on August 18, 2021, a former employee of Skyway Legal Services, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware. The lawsuit alleges violations of and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. The Company, a named party to the lawsuit, denies that it employed the plaintiff and disputes the claims set forth in the lawsuit. The Company believes that an unfavorable outcome is neither probable nor estimable.

In addition, on January 13, 2022, Southern Florida Restoration (SFR) Services, LLC v. United Property and Casualty Insurance Company, et al. was filed in the United States District Court for the Middle District of Florida. The District Court dismissed the lawsuit on its own accord on January 14, 2022. SFR Services then filed an amended complaint on January 26, 2022. The complaint alleges four causes of action: (i) violation of the Federal Civil Racketeer Influenced and Corrupt Organizations statute (18 U.S.C. § 1962(c)), (ii) breach of contract, (iii) fraud, and (iv) violation of the Florida Unfair Insurance Trade Practices Act (Fla. Stat. Chpt. 626). The plaintiff seeks unspecified damages. The Company believes that an unfavorable outcome is neither probable nor estimable.

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining six limited partnership investments. The amount of unfunded commitments was $6,785,000 and $1,969,000 at March 31, 2022 and December 31, 2021, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Other assets	$1,544	$1,689
Financing lease assets	Property and equipment, net	376	477
Total lease assets		$1,920	$2,166

Liabilities
Operating lease liabilities	Operating lease liability	$1,751	$1,934
Financing lease liabilities	Other liabilities	11	16
Total lease liabilities		$1,762	$1,950

The components of lease expenses were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$160	$165
Financing lease expense:
Amortization of leased assets	129	196
Net lease expense	$289	$361

At March 31, 2022, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2022	$478	$10	$488
2023	619	4	623
2024	602	—	602
2025	257	—	257
2026	32	—	32
Thereafter	1,160	—	1,160
Total undiscounted future minimum lease payments	3,148	14	3,162
Less: Imputed interest	(1,397)	(3)	(1,400)
Present value of lease liabilities	$1,751	$11	$1,762

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (months)
Operating leases	47	51
Financing leases	15	17

Weighted average discount rate
Operating leases	3.62%	3.61%
Financing leases	3.27%	3.27%

There were no other cash or non-cash related activities during the three months ended March 31, 2022 and 2021.

Capital lease amortization expenses are included in depreciation expense in our Unaudited Condensed Consolidated Statements of Comprehensive Loss. See Note 6 of these Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding depreciation expense, Note 10 for information regarding commitments related to long-term debt, and Note 13 for information regarding commitments related to regulatory actions.

12)    ALLOWANCE FOR EXPECTED CREDIT LOSSES
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

The following tables summarize our allowance for expected credit losses by pooled asset for the three months ended March 31, 2022 and 2021:

March 31, 2022	December 31, 2021	Provision for expected credit losses	Write-offs	March 31, 2022
Premiums Receivable	$32	$(36)	$24	$20
Reinsurance Recoverables	563	(168)	—	395
Total	$595	$(204)	$24	$415

March 31, 2021	December 31, 2020	Provision for expected credit losses	Write-offs	March 31, 2021
Premiums Receivable	$140	$(118)	$35	$57
Reinsurance Recoverables	386	125	—	511
Note Receivable	20	147	—	167
Total	$546	$154	$35	$735

13)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
allowable investment types and investment mixes, and subject insurers to assessments. Our insurance subsidiaries UPC, ACIC and JIC are domiciled in Florida, while IIC is domiciled in New York. On April 2, 2021, our insurance subsidiary, FSIC, was redomiciled from Hawaii to Florida. At March 31, 2022, and during the three months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate.

During 2022, we received an assessment notice from the Florida Insurance Guaranty Association (FIGA). This assessment will be 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency. This assessment is in addition to FIGA's 0.7% assessment, described below, and is recoupable from policyholders. During 2021, we received an assessment notice from FIGA of 0.7% on all direct written premium of Florida lines of business during 2022. In addition, during 2021, we received an assessment notice from the Louisiana Insurance Guarantee Association (LIGA). LIGA is assessing property and casualty insurers $100,000,000 to cover the cost of two regional insurance companies facing insolvency.

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three months ended March 31, 2022, our combined recorded statutory net loss was $59,536,000. For the three months ended March 31, 2021, our combined recorded statutory net loss was $43,993,000.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At March 31, 2022, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at March 31, 2022 and December 31, 2021 was $282,910,000 and $341,630,000, respectively.

14)    ACCUMULATED OTHER COMPREHENSIVE INCOME

We report changes in other comprehensive loss items within comprehensive loss on the Unaudited Condensed Consolidated Statements of Comprehensive Loss, and we include accumulated other comprehensive loss as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2021	$(8,593)	$2,062	$(6,531)
Changes in net unrealized losses on investments	(26,959)	6,506	(20,453)
Reclassification adjustment for realized losses	1,769	(442)	1,327
March 31, 2022	$(33,783)	$8,126	$(25,657)

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

15)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,589	$0.06	$2,582

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of March 31, 2022, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

The following table presents our total stock-based compensation expense:

	Three Months Ended March 31,
	2022	2021
Employee stock-based compensation expense
Pre-tax	$390	$163
Post-tax (1)	308	129
Director stock-based compensation expense
Pre-tax	62	97
Post-tax (1)	49	77
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,924,000 of unrecognized stock compensation expense at March 31, 2022 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.2 years. We had approximately $25,000 of unrecognized director stock-based compensation expense at March 31, 2022 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.1 years.

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

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2022, 2021, and 2020 awards.

We granted 114,866 and 79,214 shares of restricted common stock during the three-month periods ended March 31, 2022 and 2021, respectively, which had a weighted-average grant date fair value of $3.59 and $5.97 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	336,596	$6.99
Granted	114,866	3.59
Less: Forfeited	224	10.36
Less: Vested	22,728	8.25
Outstanding as of March 31, 2022	428,510	$6.01

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

2022
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

We did not grant any stock options during the three-month periods ended March 31, 2022 and 2021.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,147,215	$4.80	9.49	$792,000
Granted	—	—	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of March 31, 2022	1,147,215	$4.80	9.24	$—

Vested as of March 31, 2022(1)	120,638	$15.85	7.14	$—
Exercisable as of March 31, 2022	68,003	$15.85	7.14	$—
(1) The vested shares are calculated based on all vested shares at March 31, 2022, inclusive of those that have since expired. The weighted average exercise prices and weighted-average remaining contractual term is calculated based on only vested shares that are outstanding and exercisable at March 31, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

17)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On April 1, 2022, the Company transitioned policies written in the state of Massachusetts to HCPCI in connection with the Northeast Renewal Agreement.

On April 11, 2022, we announced a proposed reorganization plan, which would merge JIC into ACIC, with ACIC being the surviving entity.

As a result of the proposed reorganization plan, on April 14, 2022, AM Best downgraded the Financial Strength Rating of JIC from A- (Excellent) to B++ (Good) and the Long-Term Issuer Credit Rating of JIC from "a-" (Excellent) to "bbb+" (Good). Concurrently, AM Best withdrew their rating of JIC as we requested to no longer participate in AM Best's interactive rating process.

On May 6, 2022, the Company made capital contributions of $1,000,000 and $3,200,000 to our insurance subsidiaries UPC, and FSIC, respectively.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

EXECUTIVE SUMMARY

Overview

    United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in personal and commercial property and casualty insurance business with investments in the United States. We conduct our business principally through four wholly-owned insurance subsidiaries and one majority-owned insurance subsidiary: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); Family Security Insurance Company, Inc. (FSIC); Interboro Insurance Company (IIC); and Journey Insurance Company (JIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida, Louisiana, New York and Texas. The Company also writes policies in Georgia, Massachusetts, North Carolina and South Carolina where renewal rights have been sold and all premiums and losses are ceded. Effective January 15, 2022, we no longer write in the state of New Jersey. Effective January 1, 2021, we no longer write in the state of Hawaii, and effective December 1, 2021, we no longer write in the states of Connecticut or Rhode Island, though we are still licensed to write in these states. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing in these states. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

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

Effective December 31, 2021, we entered into a quota share reinsurance agreement with HCPCI in connection with the Southeast Renewal Agreement. Under the terms of this agreement, we cede 85% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. When coupled with the 15% cessions from our third-party quota share reinsurance agreement, we will no longer retain any risk associated with these states.

Our Company, together with wholly-owned subsidiaries UPC and UIM, entered into a Renewal Rights Agreement (Northeast Renewal Agreement), dated as of January 18, 2021 with HCPCI and HCI Group, Inc. (HCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island. The transfer of Rhode Island, Connecticut, and New Jersey policies was completed as of March 31, 2022.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap Insurance Company (TypTap) in connection with the Northeast Renewal Agreement. Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. As the transfer of each state is completed under the Northeast Renewal Agreement, the quota share coverage for the transitioned state will no longer be in effect.

We have historically grown our business through strong organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC, in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited, which formed JIC in August 2018. As a result

UNITED INSURANCE HOLDINGS CORP.

of underwriting actions implemented during the fourth quarter of 2020 and throughout 2021, as well as the transfer of Rhode Island, Connecticut, and New Jersey policies to HCPCI, our policies in-force decreased by 36.6% from 605,753 policies in-force at March 31, 2021 to 384,117 policies in-force at March 31, 2022.

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

Impact of COVID-19

We did not experience a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders during the quarter ended March 31, 2022. In addition, the COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended March 31, 2022.

During the quarter ended March 31, 2022 we continued to staff at a normal pace. Additionally, during the fourth quarter of 2021 we implemented our new flexible work policy. This policy allows all employees to work remotely permanently, with the return to our offices being completely voluntary at this time. We will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2022 Highlights

	Three Months Ended March 31,
	2022	2021

Gross premiums written	$279,475	$311,638
Gross premiums earned	319,206	356,663
Net premiums earned	100,857	145,949
Total revenues	102,366	161,789
Earnings before income tax	(44,307)	(26,282)
Consolidated net loss attributable to UIHC	(33,172)	(17,771)
Net loss available to UIHC stockholders per diluted share	$(0.77)	$(0.41)

Reconciliation of net loss to core loss:
Plus: Non-cash amortization of intangible assets	$812	$1,043
Less: Realized gains (losses) on investment portfolio	(1,769)	503
Less: Unrealized gains (losses) on equity securities	(2,268)	2,564
Less: Net tax impact (1)	1,018	(425)
Core loss (2)	(29,341)	(19,370)
Core loss per diluted share(2)	$(0.68)	$(0.45)

Book value per share	$5.96	$8.32
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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income (Loss)

	Three Months Ended March 31,
	2022	2021
REVENUE:
Gross premiums written	$279,475	$311,638
Change in gross unearned premiums	39,731	45,025
Gross premiums earned	319,206	356,663
Ceded premiums earned	(218,349)	(210,714)
Net premiums earned	100,857	145,949
Net investment income	2,478	3,583
Net realized investment gains (losses)	(1,769)	503
Net unrealized gains (losses) on equity securities	(2,268)	2,564
Other revenue	3,068	9,190
Total revenue	102,366	161,789
EXPENSES:
Losses and loss adjustment expenses	91,368	115,781
Policy acquisition costs	26,016	40,821
Operating expenses	12,248	13,222
General and administrative expenses	16,005	15,882
Interest expense	2,379	2,375
Total expenses	148,016	188,081
Loss before other income	(45,650)	(26,292)
Other income	1,343	10
Loss before income taxes	(44,307)	(26,282)
Benefit for income taxes	(11,050)	(7,822)
Net loss	$(33,257)	$(18,460)
Less: Net loss attributable to noncontrolling interests	(85)	(689)
Net loss attributable to UIHC	$(33,172)	$(17,771)
Earnings available to UIHC common stockholders per diluted share	$(0.77)	$(0.41)
Book value per share	$5.96	$8.32
Return on equity based on GAAP net loss	(41.7)%	(15.9)%
Loss ratio, net (1)	90.6%	79.3%
Expense ratio (2)	53.8%	47.9%
Combined ratio (3)	144.4%	127.2%
Effect of current year catastrophe losses on combined ratio	28.4%	16.4%
Effect of prior year development on combined ratio	1.4%	20.4%
Underlying combined ratio (4)	114.6%	90.4%
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

Net loss excluding the effects of amortization of intangible assets, realized gains and unrealized gains on equity securities, net of tax (core loss) is a non-GAAP measure, which is computed by adding amortization, net of tax, to net loss and subtracting realized gains (losses) on our investment portfolio, net of tax, and unrealized gains (losses) on our equity securities, net of tax, from net loss. Amortization expense is related to the amortization of intangible assets acquired through mergers and therefore the expense does not arise through normal operations. Investment portfolio gains (losses) and unrealized equity security gains (losses) vary independent of our operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net loss. The core loss measure should not be considered a substitute for net loss and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2022, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2021; however, we have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2022 COMPARED TO DECEMBER 31, 2021

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $908,715,000 at March 31, 2022, compared to $964,844,000 at December 31, 2021.

The following table summarizes our investments, by type:

	March 31, 2022		December 31, 2021
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$36,228	4.0%	$49,340	5.1%
Foreign government	3,396	0.4%	3,459	0.4%
States, municipalities and political subdivisions	67,895	7.5%	79,896	8.3%
Public utilities	18,868	2.1%	25,457	2.6%
Corporate securities	207,871	22.9%	244,443	25.3%
Mortgage-backed securities	157,349	17.3%	186,740	19.4%
Asset-backed securities	66,169	7.3%	70,162	7.3%
Redeemable preferred stocks	3,952	0.4%	4,105	0.4%
Total fixed maturities	561,728	61.9%	663,602	68.8%
Mutual funds	34,732	3.8%	33,064	3.4%
Non-redeemable preferred stocks	4,675	0.5%	4,894	0.5%
Total equity securities	39,407	4.3%	37,958	3.9%
Other investments	16,707	1.8%	18,006	1.9%
Total investments	617,842	68.0%	719,566	74.6%
Cash and cash equivalents	257,871	28.4%	212,024	22.0%
Restricted cash	33,002	3.6%	33,254	3.4%
Total cash, cash equivalents, restricted cash and investments	$908,715	100.0%	$964,844	100.0%

UNITED INSURANCE HOLDINGS CORP.

We classify all of our fixed-maturity investments as available-for-sale. Our investments at March 31, 2022 and December 31, 2021 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the financial, utilities and industrial sectors or mutual funds. At March 31, 2022, approximately 83.5% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 16.5% were corporate bonds rated “BBB” or "BB".

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

Effective December 31, 2021, we entered into a quota share reinsurance agreement with HCPCI. Under the terms of this agreement, we cede 85% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. As a result, our 8% quota share agreement was modified to exclude these states, effective December 31, 2021.

Effective December 13, 2021, we renewed our all other perils (AOP) catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap. Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap. As a result, our 15% quota share and excess of loss agreements were modified to exclude policies in these states effective June 1, 2021. As the transfer of states is completed, the quota share coverage for the transitioned state will no longer be in effect.

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

Effective December 31, 2020, we extended our 15% quota share agreement that was set to expire on May 31, 2021. This quota share reinsurance agreement was renewed through May 31, 2022 and provides all subject business coverage for all catastrophe perils and attritional losses for UPC, FSIC, and ACIC. Additionally, effective December 31, 2021, we renewed our 8% quota share agreement through December 31, 2022. This quota share reinsurance agreement provides all subject business coverage for all catastrophe perils and attritional losses for UPC, FSIC, and ACIC. Finally, effective June 1, 2021, our 7.5% quota share agreement covering only UPC and FSIC was nonrenewed. For all catastrophe perils, the quota share agreements provide ground-up protection effectively reducing our retention for catastrophe losses.

In addition, effective June 1, 2021 our quota share agreements were modified to exclude policies in New York. This modification was made as the result of our 100% internal quota share agreement, effective December 31, 2020, which cedes

UNITED INSURANCE HOLDINGS CORP.

100% of UPC's net liability related to their business in the State of New York to our subsidiary IIC, after all inuring reinsurance contracts, excluding commercial, equipment breakdown, identity theft, garage and flood lines of business.

Effective December 31, 2020, we entered into a property quota share reinsurance agreement with HCPCI, effective as of December 31, 2020. According to the terms of this reinsurance contract, we ceded and HCPCI assumed a 69.5% quota share of our personal lines homeowners business in Connecticut, Massachusetts, New Jersey, and Rhode Island on an in-force, new and renewal basis for the period from December 31, 2020 through June 1, 2021.

Reinsurance costs as a percentage of gross earned premium during the three-month periods ended March 31, 2022 and 2021 were as follows:

	2022	2021
Three Months Ended March 31,
Non-at-Risk	(2.3)%	(2.3)%
Quota Share	(32.0)%	(26.2)%
All Other	(34.1)%	(30.6)%
Total Ceding Ratio	(68.4)%	(59.1)%

Reinsurance costs as a percent of gross earned premium for our personal residential property and casualty insurance policies (personal lines) and commercial residential property and casualty insurance policies (commercial lines) operating segments during the three-month periods ended March 31, 2022 and 2021 were as follows:

	Personal		Commercial
	2022	2021	2022	2021
Three Months Ended March 31,
Non-at-Risk	(3.2)%	(3.0)%	(0.5)%	(0.5)%
Quota Share	(39.2)%	(31.7)%	(17.8)%	(11.8)%
All Other	(31.4)%	(24.9)%	(39.4)%	(45.1)%
Total Ceding Ratio	(73.8)%	(59.6)%	(57.7)%	(57.4)%

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

We amortized our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended March 31,
	2022	2021
Quota Share(1)	$(50,118)	$(80,199)
Excess-of-loss	(16,337)	$(35,111)
Equipment, identity theft, and cyber security	(924)	$(2,368)
Flood and inland flood	(4,303)	$(4,566)
Ceded premiums written	$(71,682)	$(122,244)
Change in ceded unearned premiums	(146,667)	$(88,470)
Ceded premiums earned	$(218,349)	$(210,714)
(1) 2022 and 2021 quota share ceded written premium includes our quota share agreements with HCPCI and Typtap.

UNITED INSURANCE HOLDINGS CORP.

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our commercial lines and personal lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

Personal Lines Operating Segment

	Three Months Ended March 31,
	2022	2021
Quota Share	$(26,990)	$(66,247)
Excess-of-loss	(10,483)	(30,196)
Equipment, identity theft, and cyber security	(346)	(1,988)
Flood and inland flood (1)	(4,303)	(4,566)
Ceded premiums written	$(42,122)	$(102,997)
Change in ceded unearned premiums	(114,205)	(51,351)
Ceded premiums earned	$(156,327)	$(154,348)
(1) 2022 and 2021 quota share ceded written premium includes our quota share agreements with HCPCI and Typtap.

Commercial Lines Operating Segment Impact

	Three Months Ended March 31,
	2022	2021
Quota Share	$(23,128)	$(13,952)
Excess-of-loss	(5,854)	(4,915)
Equipment, identity theft, and cyber security	(578)	(380)
Ceded premiums written	$(29,560)	$(19,247)
Change in ceded unearned premiums	(32,462)	(37,119)
Ceded premiums earned	$(62,022)	$(56,366)

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2022			2021
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	10	28,616	28.4%	10	23,965	16.4%
Total	10	$28,616	28.4%	10	$23,965	16.4%
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

UNITED INSURANCE HOLDINGS CORP.

Personal Lines Operating Segment

	2022			2021
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	10	25,511	46.0%	10	19,606	18.8%
Total	10	$25,511	46.0%	10	$19,606	18.8%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

Commercial Lines Operating Segment

	2022			2021
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	3	3,105	6.8%	2	4,359	10.4%
Total	3	$3,105	6.8%	2	$4,359	10.4%
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

Unpaid losses and LAE totaled $967,214,000 and $1,084,450,000 as of March 31, 2022 and December 31, 2021, respectively. Of this total, $215,695,000 and $230,377,000, respectively, is related to our commercial lines operating segment. The remaining $751,519,000 and $854,073,000, respectively, is related to our personal lines operating segment. On a consolidated basis, this balance has decreased from year end as a result of the continued settlement of catastrophe claims related to prior years. This continued settlement has resulted in a decrease in our reinsurance recoverables on unpaid losses balance at March 31, 2022 compared to December 31, 2021, while our reinsurance recoverable on paid losses has remained relatively flat for the quarter.

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

UNITED INSURANCE HOLDINGS CORP.

Inflation

During the fourth quarter of 2021, the United States began experiencing an increase in the rate of inflation. During the first quarter of 2022, inflation hit a 39-year high of 7.9%, impacting all industries. Premium rates charged to policyholders are typically developed several months prior to implementation, using market information available at the time of the filing. While we attempt to charge adequate premium rates to combat increased costs, during periods of high inflation, we may not have included the negative impact to loss and loss adjustment expenses into our projections, resulting in premium rates that may not be sufficient. In addition, we may be limited in our ability to raise premium rates due to regulatory restrictions. As a result of the inflation during the first quarter of 2022, higher loss and loss adjustment expenses have had a negative impact on our results of operations during the three months ended March 31, 2022.

In response to inflation, the Federal Reserve has also increased interest rates which may negatively affect the market value of our investment portfolio and our rate of return on investments. Management monitors and responds to the inflationary pressure and changing interest rate environment for potential long-term material impacts to our investment portfolio and results of operations.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2022 AND 2021

Net losses attributable to UIHC for the three months ended March 31, 2022 increased $15,401,000, or 86.7%, to a net loss of $33,172,000 for the first quarter of 2022 from $17,771,000 for the same period in 2021. The change in earnings was primarily due to a decrease in revenues for the quarter. This was driven by decreased gross written premiums, the details of which are described below. In addition, our ceded premiums earned increased as a result of the reinsurance program changes disclosed in Part I "Reinsurance" above. The decrease in revenues was partially offset by lower loss and LAE incurred, driven by lower unfavorable prior year loss development in 2022 related to both our catastrophe and non-catastrophe losses.

Revenue

Our gross written premiums decreased $32,163,000, or 10.3%, to $279,475,000 for the first quarter ended March 31, 2022 from $311,638,000 for the same period in 2021. This decrease was driven primarily by the transition of our Northeast business to HCPCI in the fourth quarter of 2021 and the first quarter of 2022. In addition, we experienced a decline in written premiums across our personal lines business, due to underwriting actions taken throughout 2021 and in the first quarter of 2022. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business is shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$215,127	$195,585	$19,542
Gulf	41,606	52,983	(11,377)
Southeast	15,166	24,407	(9,241)
Northeast	7,455	38,615	(31,160)
Total direct written premium by region	279,354	311,590	(32,236)
Assumed premium (2)	121	48	73
Total gross written premium by region	$279,475	$311,638	$(32,163)

Gross Written Premium by Line of Business
Personal property (3)	$151,511	$203,598	$(52,087)
Commercial property	127,964	108,040	19,924
Total gross written premium by line of business	$279,475	$311,638	$(32,163)
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of January 15, 2022, we are no longer writing in New Jersey as the policies have transitioned to HCPCI.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.
(3) Includes gross written premium from flood policies.

	Three Months Ended March 31,
New and Renewal Policies(1) by Region (2)	2022	2021	Change
Florida	37,097	50,006	(12,909)
Gulf	19,100	27,172	(8,072)
Northeast	9,952	28,233	(18,281)
Southeast	8,428	17,451	(9,023)
Total	74,577	122,862	(48,285)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of January 15, 2022, we are no longer writing in New Jersey as the policies have transitioned to HCPCI.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended March 31, 2022 decreased $40,065,000, or 21.3%, to $148,016,000 from $188,081,000 for the same period in 2021. The decrease in expenses was primarily due to a decrease in loss and LAE expenses of $24,413,000 in the first quarter of 2022 compared to the first quarter of 2021. Additionally, policy acquisition costs decreased by $14,805,000 in the first quarter of 2022 compared to the first quarter of 2021.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2022	2021	Change
Net loss and LAE	$91,368	$115,781	$(24,413)
% of Gross earned premiums	28.6%	32.5%	(3.9) pts
% of Net earned premiums	90.6%	79.3%	11.3 pts
Less:
Current year catastrophe losses	$28,616	$23,965	$4,651
Prior year reserve unfavorable development	1,433	29,769	(28,336)
Underlying loss and LAE (1)	$61,319	$62,047	$(728)
% of Gross earned premiums	19.2%	17.4%	1.8 pts
% of Net earned premiums	60.8%	42.5%	18.3 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended March 31,
	2022	2021	Change
Policy acquisition costs	$26,016	$40,821	$(14,805)
Operating and underwriting	12,248	13,222	(974)
General and administrative	16,005	15,882	123
Total Operating Expenses	$54,269	$69,925	$(15,656)
% of Gross earned premiums	17.0%	19.6%	(2.6) pts
% of Net earned premiums	53.8%	47.9%	5.9 pts

Loss and LAE decreased by $24,413,000, or 21.1%, to $91,368,000 for the first quarter of 2022 from $115,781,000 for the first quarter of 2021. Loss and LAE expense as a percentage of net earned premiums increased 11.3 points to 90.6% for the first quarter of 2022, compared to 79.3% for the first quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2022 would have been 19.2%, an increase of 1.8 points from 17.4% during the first quarter of 2021.

Policy acquisition costs decreased by $14,805,000, or 36.3%, to $26,016,000 for the first quarter of 2022 from $40,821,000 for the first quarter of 2021, primarily due to decreases in premium taxes, policy administration fees and agent commissions of $1,352,000, $596,000 and $7,937,000, respectively, which fluctuate in conjunction with the quarter-over-quarter decrease in personal lines gross written premium. In addition, ceding commission income increased by $5,379,000 related to our additional quota share reinsurance agreements. This was partially offset by an $806,000 increase in external management fees incurred during the first quarter of 2022, as a result of an increased volume of commercial lines gross written premium.

Operating and underwriting expenses decreased by $974,000, or 7.4%, to $12,248,000 for the first quarter of 2022 from $13,222,000 for the first quarter of 2021, due to a $1,012,000 decrease in agent related expenses, as we have discontinued our agent incentive program in 2022.

General and administrative expenses remained relatively flat, increasing by $123,000, or 0.8%, to $16,005,000 for the first quarter of 2022 from $15,882,000 for the first quarter of 2021.

UNITED INSURANCE HOLDINGS CORP.

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the three months ended March 31, 2022 decreased $23,369,000, or 74.6%, to a pre-tax loss of $54,676,000 for the first quarter of 2022 from a pre-tax loss of $31,307,000 for the same period in 2021. The change in pretax earnings was primarily driven by a decrease in revenues during the first quarter of 2022 compared to the first quarter of 2021. This change was driven by decreased gross written premiums, the details of which are described below. The decrease in revenues was partially offset by lower loss and LAE incurred, driven by lower unfavorable prior year loss development in 2022 related to both our catastrophe and non-catastrophe losses.

Revenue

Our gross written premiums attributable to our personal lines operating segment decreased $52,087,000, or 25.6%, to $151,511,000 for the first quarter ended March 31, 2022 from $203,598,000 for the same period in 2021. This decrease was driven primarily by the transition of our Northeast business to HCPCI in the fourth quarter of 2021 and first quarter of 2022. In addition, direct written premiums have declined across our personal lines business, due to underwriting actions taken throughout 2021 and in the first quarter of 2022. The breakdown of the personal lines operating segment quarter-over-quarter changes in direct written premiums by region is shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$89,363	$92,898	$(3,535)
Gulf	39,620	48,441	(8,821)
Southeast	15,073	23,644	(8,571)
Northeast	7,455	38,615	(31,160)
Total gross written premium by region	$151,511	$203,598	$(52,087)
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of January 15, 2022, we are no longer writing in New Jersey as the policies have transitioned to HCPCI.

	Three Months Ended March 31,
New and Renewal Policies(1) by Region (2)	2022	2021	Change
Florida	35,625	48,492	(12,867)
Gulf	19,082	27,117	(8,035)
Northeast	9,952	28,233	(18,281)
Southeast	8,427	17,437	(9,010)
Total	73,086	121,279	(48,193)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the quarter.
(2) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. As of January 15, 2022, we are no longer writing in New Jersey as the policies have transitioned to HCPCI.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our personal lines operating segment for the three months ended March 31, 2022 decreased $38,934,000, or 26.0%, to $110,964,000 from $149,898,000 for the same period in 2021. The decrease in expenses was primarily due to a decrease in loss and LAE expenses of $24,721,000 in the first quarter of 2022 compared to the first quarter of 2021. Additionally, policy acquisition costs decreased by $13,220,000 in the first quarter of 2022 compared to the first quarter of 2021.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2022	2021	Change
Net loss and LAE	$77,254	$101,975	$(24,721)
% of Gross earned premiums	36.5%	39.5%	(3.0) pts
% of Net earned premiums	139.4%	98.0%	41.4 pts
Less:
Current year catastrophe losses	$25,511	$19,606	$5,905
Prior year reserve (favorable) development	3,236	30,002	(26,766)
Underlying loss and LAE (1)	$48,507	$52,367	$(3,860)
% of Gross earned premiums	22.9%	20.3%	2.6 pts
% of Net earned premiums	87.5%	50.3%	37.2 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Three Months Ended March 31,
	2022	2021	Change
Policy acquisition costs	$9,338	$22,558	$(13,220)
Operating and underwriting	11,048	11,930	(882)
General and administrative	13,304	13,420	(116)
Total Operating Expenses	$33,690	$47,908	$(14,218)
% of Gross earned premiums	15.9%	18.5%	(2.6) pts
% of Net earned premiums	60.8%	46.0%	14.8 pts

Loss and LAE attributable to our personal lines operating segment decreased by $24,721,000, or 24.2%, to $77,254,000 for the first quarter of 2022 from $101,975,000 for the first quarter of 2021. Loss and LAE expense as a percentage of net earned premiums increased 41.4 points to 139.4% for the first quarter of 2022, compared to 98.0% for the first quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2022 would have been 22.9%, an increase of 2.6 points from 20.3% during the first quarter of 2021.

Policy acquisition costs attributable to our personal lines operating segment decreased by $13,220,000, or 58.6%, to $9,338,000 for the first quarter of 2022 from $22,558,000 for the first quarter of 2021, primarily due to a decrease in agent commissions, premium taxes, and policy administration fees of $8,076,000, $2,313,000 and $578,000, respectively, which fluctuate in conjunction with the quarter-over-quarter decrease in personal lines gross written premium. In addition, reinsurance commission income increased by $1,905,000, driven by our additional quota share agreements.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $882,000, or 7.4%, to $11,048,000 for the first quarter of 2022 from $11,930,000 for the first quarter of 2021, due to a $1,012,000 decrease in agent related expenses, as we have discontinued our agent incentive program in 2022.

General and administrative expenses attributable to our personal lines operating segment remained relatively flat, decreasing by $116,000, or 0.9%, to $13,304,000 for the first quarter of 2022 from $13,420,000 for the first quarter of 2021.

UNITED INSURANCE HOLDINGS CORP.

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the three months ended March 31, 2022 increased $3,627,000, or 45.6%, to pre-tax income of $11,582,000 for the first quarter of 2022 from pre-tax income of $7,955,000 for the same period in 2021. The change in earnings was primarily driven by a decrease in policy acquisition costs during the first quarter of 2022 compared to the first quarter of 2021. This change was driven by an increase in ceding commission income related to our quota share reinsurance agreements. Details of these changes are disclosed in Part I, "Reinsurance" above. In addition, revenue increased, driven by increased gross written premiums, the details of which are described below.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $19,924,000, or 18.4%, to $127,964,000 for the first quarter ended March 31, 2022 from $108,040,000 for the same period in 2021. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and balancing our overall book of business to achieve a more even split between personal lines and commercial lines business. The breakdown of the commercial lines operating segment quarter-over-quarter changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2022	2021	Change
Direct Written and Assumed Premium by State
Florida	$125,764	$102,687	$23,077
Texas	1,986	4,542	(2,556)
South Carolina	93	763	(670)
Total direct written premium by region	127,843	107,992	19,851
Assumed premium (1)	121	48	73
Total gross written premium by region	$127,964	$108,040	$19,924
(1) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended March 31,
New and Renewal Policies(1) by State	2022	2021	Change
Florida	1,472	1,514	(42)
Texas	18	55	(37)
South Carolina	1	14	(13)
Total	1,491	1,583	(92)
(1) Only includes new and renewal commercial policies written during the quarter.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our commercial lines operating segment for the three months ended March 31, 2022 decreased $1,021,000, or 2.9%, to $34,221,000 from $35,242,000 for the same period in 2021. The decrease in expenses was primarily due to a decrease in policy acquisition costs of $1,585,000 in the first quarter of 2022 compared to the first quarter of 2021. This was partially offset by a $416,000 increase in general and administrative expenses in the first quarter of 2022 compared to the first quarter of 2021.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2022	2021	Change
Net loss and LAE	$14,114	$13,806	$308
% of Gross earned premiums	13.1%	14.1%	(1.0) pts
% of Net earned premiums	31.1%	33.0%	(1.9) pts
Less:
Current year catastrophe losses	$3,105	$4,359	$(1,254)
Prior year reserve (favorable) development	(1,803)	(233)	(1,570)
Underlying loss and LAE (1)	$12,812	$9,680	$3,132
% of Gross earned premiums	11.9%	9.9%	2.0 pts
% of Net earned premiums	28.2%	23.1%	5.1 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Three Months Ended March 31,
	2022	2021	Change
Policy acquisition costs	$16,678	$18,263	$(1,585)
Operating and underwriting	1,109	1,269	(160)
General and administrative	2,320	1,904	416
Total Operating Expenses	$20,107	$21,436	$(1,329)
% of Gross earned premiums	18.7%	21.8%	(3.1) pts
% of Net earned premiums	44.2%	51.2%	(7.0) pts

Loss and LAE attributable to our commercial lines operating segment increased by $308,000, or 2.2%, to $14,114,000 for the first quarter of 2022 from $13,806,000 for the first quarter of 2021. Loss and LAE expense as a percentage of net earned premiums decreased 1.9 points to 31.1% for the first quarter of 2022, compared to 33.0% for the first quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2022 would have been 11.9%, an increase of 2.0 points from 9.9% during the first quarter of 2021.

Policy acquisition costs attributable to our commercial lines operating segment decreased by $1,585,000, or 8.7%, to $16,678,000 for the first quarter of 2022 from $18,263,000 for the first quarter of 2021, driven by a $3,473,000 increase in our ceding commission income related to our quota share agreements. This was partially offset by an $806,000 increase in external management fees, as well as a $961,000 increase in premium taxes incurred, both of which fluctuate in conjunction with the quarter-over-quarter increase in commercial lines gross written premium.

Operating and underwriting expenses attributable to our commercial lines operating segment remained relatively flat, decreasing by $160,000, or 12.6%, to $1,109,000 for the first quarter of 2022 from $1,269,000 for the first quarter of 2021.

General and administrative expenses attributable to our commercial lines operating segment increased by $416,000, or 21.8%, to $2,320,000 for the first quarter of 2022 from $1,904,000 for the first quarter of 2021, driven by a $134,000 increase in audit fees incurred, as well as an $84,000 increase in salary related expenses and a $70,000 increase in professional service fees incurred in the first quarter of 2022.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 13 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

During the three months ended March 31, 2022, the Company made capital contributions of $8,000,000 each to our insurance subsidiaries, UPC and FSIC. During the three months ended March 31, 2021, the Company made a capital contribution of $3,500,000 to our insurance subsidiary, FSIC. In addition, IIC paid a dividend of $3,500,000 to the Company. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. However, during the three-month period ended March 31, 2022, the disruptions did not have an impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. We expect to continue to maintain financing flexibility in the current market conditions.

UNITED INSURANCE HOLDINGS CORP.

Cash Flows for the three months ended March 31, 2022 and 2021 (in millions)

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

During the three months ended March 31, 2022, we experienced cash outflows of $20,163,000 compared to cash outflows of $66,652,000 during the three months ended March 31, 2021. This change can be attributed primarily to an increase in our ceded unearned premiums as the result of our additional quota share agreement with HCPCI and structured quota share agreements entered into in December 2021. Details of these agreements are disclosed in Part I, "Reinsurance" above. In addition, during the three months ended March 31, 2022, the change in our unpaid loss and loss adjustment expenses, net of reinsurance recoverables on paid and unpaid losses, increased by $25,144,000, driven by Winter Storm Uri which took place in the first quarter of 2021. There was no storm of similar severity in 2022.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the three months ended March 31, 2022, net sales of investments totaled $70,134,000 compared to net sales of investments of $41,837,000 during the three months ended March 31, 2021.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the three months ended March 31, 2022, cash used in financing activities decreased $300,000 to $2,970,000 for the three months ended March 31, 2022 from $3,270,000 for the three months ended March 31, 2021. The outflow for both periods was primarily due to dividend payments made during each quarter. The decrease year-over-year can be attributed to the timing of repayment of our long-term debt borrowings.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2022, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2021. We had no material changes in our market risk during the three months ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At March 31, 2022, the Company is involved in legal proceedings whereby on August 18, 2021, a former employee of Skyway Legal Services, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware. The lawsuit alleges violations of and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. The Company, a named party to the lawsuit, denies that it employed the plaintiff and disputes the claims set forth in the lawsuit. The Company believes that an unfavorable outcome is neither probable nor estimable.

In addition, on January 13, 2022 Southern Florida Restoration (SFR) Services, LLC v. United Property and Casualty Insurance Company, et al. was filed in the United States District Court for the Middle District of Florida. The District Court dismissed the lawsuit on its own accord on January 14, 2022. SFR Services then filed an amended complaint on January 26, 2022. The complaint alleges four causes of action: (i) violation of the Federal Civil Racketeer Influenced and Corrupt Organizations statute (18 U.S.C. § 1962(c)), (ii) breach of contract, (iii) fraud, and (iv) violation of the Florida Unfair Insurance

UNITED INSURANCE HOLDINGS CORP.

Trade Practices Act (Fla. Stat. Chpt. 626). The plaintiff seeks unspecified damages. The Company believes that an unfavorable outcome is neither probable nor estimable.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we did not sell any unregistered equity securities or repurchase any of our equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

May 10, 2022	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

May 10, 2022	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)