Form 10-Q
period 2022-06-30
UNITED INSURANCE HOLDINGS CORP.
filed 2022-08-08
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of August 4, 2022, 43,313,166 shares of common stock, par value $0.0001 per share, were outstanding.

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

We caution you not to rely on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $578,059 and $672,139, respectively)	$527,091	$663,602
Equity securities	37,552	37,958
Other investments (amortized cost of $16,506 and $17,131, respectively)	16,590	18,006
Total investments	$581,233	$719,566
Cash and cash equivalents	283,785	212,024
Restricted cash	33,361	33,254
Total cash, cash equivalents and restricted cash	$317,146	$245,278
Accrued investment income	3,096	3,296
Property and equipment, net	27,890	31,561
Premiums receivable, net (credit allowance of $26 and $32, respectively)	101,546	79,166
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $340 and $563, respectively)	757,511	997,120
Ceded unearned premiums	502,664	430,631
Goodwill	73,045	73,045
Deferred policy acquisition costs, net	77,191	38,520
Intangible assets, net	16,751	18,375
Other assets	35,981	62,015
Total Assets	$2,494,054	$2,698,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$849,994	$1,084,450
Unearned premiums	659,597	644,940
Reinsurance payable on premiums	437,684	248,625
Payments outstanding	108,963	114,524
Accounts payable and accrued expenses	68,565	76,258
Operating lease liability	1,600	1,934
Other liabilities	44,711	39,324
Notes payable, net	155,968	156,561
Total Liabilities	$2,327,082	$2,366,616
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,525,249 and 43,360,429 issued, respectively; 43,313,166 and 43,370,442 outstanding, respectively	4	4
Additional paid-in capital	394,902	394,268
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(48,861)	(6,531)
Retained earnings (deficit)	(178,642)	(74,904)
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$166,972	$312,406
Noncontrolling interests (NCI)	—	19,551
Total Stockholders' Equity	$166,972	$331,957
Total Liabilities and Stockholders' Equity	$2,494,054	$2,698,573
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUE:
Gross premiums written	$360,146	$426,424	$639,621	$738,062
Change in gross unearned premiums	(54,388)	(69,991)	(14,657)	(24,966)
Gross premiums earned	305,758	356,433	624,964	713,096
Ceded premiums earned	(194,353)	(210,973)	(412,702)	(421,687)
Net premiums earned	111,405	145,460	212,262	291,409
Net investment income	3,140	3,683	5,618	7,266
Net realized investment gains (losses)	(78)	(124)	(1,847)	379
Net unrealized gains (losses) on equity securities	(5,084)	2,438	(7,352)	5,002
Other revenue	6,410	3,997	9,478	13,187
Total revenue	115,793	155,454	218,159	317,243
EXPENSES:
Losses and loss adjustment expenses	90,074	118,064	181,442	233,845
Policy acquisition costs	28,988	41,327	55,004	82,148
Operating expenses	13,019	13,482	25,267	26,704
General and administrative expenses	14,494	13,112	30,499	28,994
Interest expense	2,394	2,257	4,773	4,632
Total expenses	148,969	188,242	296,985	376,323
Loss before other income	(33,176)	(32,788)	(78,826)	(59,080)
Other income	271	15	1,614	25
Loss before income taxes	(32,905)	(32,773)	(77,212)	(59,055)
Provision (benefit) for income taxes	36,150	(9,352)	25,100	(17,174)
Net Loss	$(69,055)	$(23,421)	$(102,312)	$(41,881)
Less: Net income (loss) attributable to NCI	(26)	89	(111)	(600)
Net loss attributable to UIHC	$(69,029)	$(23,510)	$(102,201)	$(41,281)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	(16,590)	8,242	(44,279)	(13,497)
Reclassification adjustment for net realized investment losses (gains)	78	124	1,847	(379)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(6,187)	(2,012)	49	3,364
Total comprehensive loss	$(91,754)	$(17,067)	$(144,695)	$(52,393)
Less: Comprehensive income (loss) attributable to NCI	479	160	(164)	(757)
Comprehensive loss attributable to UIHC	$(92,233)	$(17,227)	$(144,531)	$(51,636)

Weighted average shares outstanding
Basic	43,049,227	42,950,666	43,015,114	42,924,662
Diluted	43,049,227	42,950,666	43,015,114	42,924,662

Earnings available to UIHC common stockholders per share
Basic	$(1.60)	$(0.55)	$(2.38)	$(0.96)
Diluted	$(1.60)	$(0.55)	$(2.38)	$(0.96)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2021	43,147,180	$4	$393,382	$(431)	$(6,945)	$(27,001)	$359,009	$20,929	$379,938
Net income (loss)	—	—	—	—	—	(23,510)	(23,510)	89	(23,421)
Other comprehensive income, net	—	—	—	—	6,283	—	6,283	71	6,354
Stock Compensation	80,777	—	142	—	—	—	142	—	142
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,591)	(2,591)	—	(2,591)
June 30, 2021	43,227,957	$4	$393,524	$(431)	$(662)	$(53,102)	$339,333	$21,089	$360,422

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2022	43,257,595	$4	$394,720	$(431)	$(25,657)	$(110,665)	$257,971	$18,908	$276,879
Net loss	—	—	—	—	—	(69,029)	(69,029)	(26)	(69,055)
Other comprehensive income (loss), net	—	—	—	—	(23,204)	—	(23,204)	505	(22,699)
Return of Capital to NCI	—	—	—	—	—	1,052	1,052	(19,387)	(18,335)
Stock Compensation	55,571	—	182	—	—	—	182	—	182
June 30, 2022	43,313,166	$4	$394,902	$(431)	$(48,861)	$(178,642)	$166,972	$—	$166,972

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2020	43,075,877	$4	$393,122	$(431)	$9,693	$(6,635)	$395,753	$21,846	$417,599
Net loss	—	—	—	—	—	(41,281)	(41,281)	(600)	(41,881)
Other comprehensive loss, net	—	—	—	—	(10,355)	—	(10,355)	(157)	(10,512)
Stock Compensation	152,080	—	402	—	—	—	402	—	402
Cash dividends on common stock ($0.12 per common share)	—	—	—	—	—	(5,186)	(5,186)	—	(5,186)
June 30, 2021	43,227,957	$4	$393,524	$(431)	$(662)	$(53,102)	$339,333	$21,089	$360,422

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2021	43,370,442	$4	$394,268	$(431)	$(6,531)	$(74,904)	$312,406	$19,551	$331,957
Net loss	—	—	—	—	—	(102,201)	(102,201)	(111)	(102,312)
Other comprehensive loss, net	—	—	—	—	(42,330)	—	(42,330)	(53)	(42,383)
Return of Capital to NCI	—	—	—	—	—	1,052	1,052	(19,387)	(18,335)
Stock Compensation	(57,276)	—	634	—	—	—	634	—	634
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
June 30, 2022	43,313,166	$4	$394,902	$(431)	$(48,861)	$(178,642)	$166,972	$—	$166,972

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(102,312)	$(41,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,042	6,255
Bond amortization and accretion	3,041	4,555
Net realized losses (gains) on investments	1,847	(379)
Net unrealized losses (gains) on equity securities	7,352	(5,002)
Provision for uncollectable premiums	6	77
Provision for uncollectable reinsurance recoverables	223	(110)
Provision for uncollectable notes receivable	—	(546)
Deferred income taxes, net	24,764	(17,112)
Stock based compensation	634	402
Stock received as consideration for renewal rights agreement	—	(5,007)
Settlement of receivable owed by HCI in connection with purchase agreement	3,800	—
Gain on sale of building	(1,528)	—
Fixed asset disposal	343	15
Changes in operating assets and liabilities:
Accrued investment income	200	352
Premiums receivable	(22,386)	(9,403)
Reinsurance recoverable on paid and unpaid losses	239,386	(106,161)
Ceded unearned premiums	(72,033)	(208,386)
Deferred policy acquisition costs, net	(38,671)	(12,444)
Other assets	(1,728)	8,719
Unpaid losses and loss adjustment expenses	(234,456)	46,409
Unearned premiums	14,657	24,966
Reinsurance payable on premiums	189,059	296,581
Payments outstanding	(5,561)	(5,703)
Accounts payable and accrued expenses	(7,693)	(20,525)
Operating lease liability	(334)	(152)
Other liabilities	4,634	16,219
Net cash provided by (used in) operating activities	$8,286	$(28,261)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	107,536	142,823
Equity securities	88	542
Other investments	1,464	23,455
Purchases of:
Fixed maturities	(18,334)	(61,921)
Equity securities	(6,253)	(14,987)
Other investments	(840)	(35,263)
Proceeds from sale of building	3,966	—
Cost of property, equipment and capitalized software acquired	(2,360)	(2,471)
Net cash provided by investing activities	$85,267	$52,178
FINANCING ACTIVITIES
Repayments of borrowings	(761)	(1,056)
Dividends	(2,589)	(5,186)
Return of capital in connection with termination of noncontrolling interest	(18,335)	—
Net cash used in financing activities	$(21,685)	$(6,242)
Increase in cash, cash equivalents and restricted cash	71,868	17,675
Cash, cash equivalents and restricted cash at beginning of period	245,278	301,498
Cash, cash equivalents and restricted cash at end of period	$317,146	$319,173
Supplemental Cash Flows Information
Interest paid	$4,771	$4,773
Income taxes paid (refunded)	$644	$(5,315)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes and services residential personal and commercial property and casualty insurance policies using a network of agents and three wholly-owned insurance subsidiaries. Our original insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999 and has operated continuously since that time. Our two other insurance subsidiaries are Interboro Insurance Company (IIC), acquired via merger on April 29, 2016; and American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017.

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC and ACIC; AmCo Holding Company, LLC (AmCo) which is a holding company subsidiary that consolidates its respective insurance company; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; Skyway Reinsurance Services, LLC, which provides reinsurance brokerage services for our insurance companies; Skyway Legal Services, LLC, which provides claims litigation services to our insurance companies; and Skyway Technologies, LLC, a managing general agent that provides technological and distribution services to our insurance companies.

Our primary products are homeowners' and commercial residential property insurance. We currently offer personal residential insurance in seven states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in three states: Florida, South Carolina, and Texas. We are also licensed to write personal residential insurance in an additional eleven states; however, we have not commenced writing or no longer write in these states.

Effective June 1, 2022, we merged our majority-owned insurance subsidiary, Journey Insurance Company (JIC) into ACIC, with ACIC being the surviving entity. JIC was formed in strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln) on August 30, 2018 and operated independently from ACIC prior to the merging of the entities. The Kiln subsidiary held a noncontrolling interest in JIC, which was terminated prior to the merger.

Effective June 1, 2022, we entered into a quota share reinsurance agreement with TypTap Insurance Company (Typtap). Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. Effective June 1, 2022, we began the transition of South Carolina policies to Homeowners Choice Property and Casualty, Inc (HCPCI) in connection with our renewal rights agreement. As a result, these policies will no longer be covered under this agreement. This agreement replaces the 85% quota share agreement with HCPCI effective December 31, 2021.

Effective May 31, 2022, we merged Family Security Insurance Company, Inc. (FSIC) into UPC, with UPC being the surviving entity. FSIC was acquired via merger on February 3, 2015, and operated independently from UPC prior to the merging of the entities. In conjunction with the merger, we dissolved Family Security Holdings (FSH), a holding company subsidiary that consolidated its respective insurance company, FSIC.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap. Under the terms of this agreement, we ceded 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies was 50% to HCPCI and 50% to TypTap. HCPCI is responsible for processing all claims as a part of this agreement. As of April 1, 2022, we completed the transition of all policies in these four states to HCPCI in connection with our renewal rights agreement (Northeast Renewal Agreement) to sell UPC's personal lines homeowners business in these states.

We conduct our operations under two reportable segments, personal residential property and casualty insurance policies (personal lines) and commercial residential property and casualty insurance policies (commercial lines). Our chief operating decision maker is our President, who makes decisions to allocate resources and assesses performance at both segment levels, as well as at the corporate level.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

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

(c)Impact of COVID-19 and Financial Status

We did not experience a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders during the three and six months ended June 30, 2022. In addition, the COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended June 30, 2022.

Additionally, during the fourth quarter of 2021 we implemented our new flexible work policy. This policy allows all employees to work remotely permanently, with the return to our offices being completely voluntary at this time. We will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Income Taxes

In June 2022, we assessed our deferred tax position and believe it is more likely than not that the benefit from certain net operating loss (NOL) carryforwards will not be realized. In recognition of this risk, we have recorded a valuation allowance of $58,326,000 against our deferred tax assets as of June 30, 2022. If our assumptions change and we determine that we will be able to realize these NOLs, we will reverse the valuation allowance accordingly.

(b) Changes to Significant Accounting Policies

There have been no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

(c) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe any would have an impact on the operations or financial reporting of our company.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

3)    SEGMENT REPORTING

Personal Lines Business

Our personal lines business provides structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners, through our subsidiaries UPC and IIC. Personal residential products are offered in all states in which we write business. We include coverage to policyholders for loss or damage to dwellings, detached structures or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

We have developed a unique and proprietary homeowners’ product. This product uses a granular approach to pricing for catastrophe perils. We have focused on using independent agencies as a channel of distribution for our personal lines business. All of our personal lines business is managed internally.

Commercial Lines Business

Our commercial lines business primarily provides commercial multi-peril property insurance for residential condominium associations and apartments in Florida, through our subsidiary ACIC. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism. We also wrote commercial residential coverage through our subsidiary JIC, in South Carolina and Texas. Effective June 1, 2022 JIC was merged into ACIC, with ACIC being the surviving entity. As a result, the commercial residential policies originally written by JIC will not be renewed effective May 31, 2022.

All of our commercial lines business is administered by an outside managing general underwriter, AmRisc, LLC (AmRisc). This includes handling the underwriting, claims processing and premium collection related to our commercial business. In return, AmRisc is reimbursed through monthly management fees. International Catastrophe Insurance Managers (ICAT) handles the underwriting and premium collection for JIC’s commercial business written in South Carolina and Texas and is also reimbursed through monthly management fees. In 2022, the Company terminated its agreement with ICAT. Termination of this agreement is effective May 31, 2022.

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the three and six months ended June 30, 2022 and 2021:

•Both operating segments follow the accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021;
•Neither operating segment experienced significant noncash transactions outside of depreciation and amortization for the three and six months ended June 30, 2022 and 2021, and the receipt of HCI common stock during the three months ended March 31, 2021, in connection with our Northeast Renewal Agreement.

The tables below present the information for each of the reportable segment's profit or loss, as well as segment assets for the three and six months ended June 30, 2022 and 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

	Three Months Ended June 30, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$181,067	$179,079	$—	$360,146
Change in gross unearned premiums	(67,849)	13,461	—	(54,388)
Gross premiums earned	113,218	192,540	—	305,758
Ceded premiums earned	(61,771)	(132,582)	—	(194,353)
Net premiums earned	51,447	59,958	—	111,405
Net investment income	1,476	1,654	10	3,140
Net realized gains (losses)	(79)	1	—	(78)
Net unrealized losses on equity securities	(2,390)	(2,693)	(1)	(5,084)
Other revenue	—	6,410	—	6,410
Total revenues	50,454	65,330	9	115,793
EXPENSES:
Losses and loss adjustment expenses	8,194	81,880	—	90,074
Policy acquisition costs	19,928	9,060	—	28,988
Operating expenses	1,127	11,805	87	13,019
General and administrative expenses (2)	2,421	11,571	502	14,494
Interest expense	—	31	2,363	2,394
Total expenses	31,670	114,347	2,952	148,969
Income (loss) before other income	18,784	(49,017)	(2,943)	(33,176)
Other income (loss)	2	212	57	271
Income (loss) before income taxes	$18,786	$(48,805)	(2,886)	(32,905)
Benefit for income taxes			36,150	36,150
Net income (loss)			$(39,036)	$(69,055)
Less: Net loss attributable to noncontrolling interests			(26)	(26)
Net income (loss) attributable to UIHC			$(39,010)	$(69,029)

Loss ratio, net (3) (4)	15.9%	136.6%		80.9%
Expense ratio (3) (5)	45.6%	54.1%		50.7%
Combined ratio (3) (6)	61.5%	190.7%		131.6%

Total segment assets	$1,352,713	$836,517	$304,824	$2,494,054
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $1,357,000 and $877,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

	Three Months Ended June 30, 2021
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$155,982	$270,442	$—	$426,424
Change in gross unearned premiums	(54,424)	(15,567)	—	(69,991)
Gross premiums earned	101,558	254,875	—	356,433
Ceded premiums earned	(58,729)	(152,244)	—	(210,973)
Net premiums earned	42,829	102,631	—	145,460
Net investment income	1,150	2,521	12	3,683
Net realized gains (losses)	(41)	(83)	—	(124)
Net unrealized losses on equity securities	242	2,196	—	2,438
Other revenue	—	3,997	—	3,997
Total revenues	44,180	111,262	12	155,454
EXPENSES:
Losses and loss adjustment expenses	18,368	99,696	—	118,064
Policy acquisition costs	17,591	23,736	—	41,327
Operating expenses	932	12,533	17	13,482
General and administrative expenses (2)	1,738	10,952	422	13,112
Interest expense	—	32	2,225	2,257
Total expenses	38,629	146,949	2,664	188,242
Income (loss) before other income	5,551	(35,687)	(2,652)	(32,788)
Other income (loss)	—	15	—	15
Income (loss) before income taxes	$5,551	$(35,672)	(2,652)	(32,773)
Benefit for income taxes			(9,352)	(9,352)
Net income (loss)			$6,700	$(23,421)
Less: Net loss attributable to noncontrolling interests			89	89
Net income (loss) attributable to UIHC			$6,611	$(23,510)

Loss ratio, net (3) (4)	42.9%	97.1%		81.2%
Expense ratio (3) (5)	47.3%	46.0%		46.7%
Combined ratio (3) (6)	90.2%	143.1%		127.9%

Total segment assets	$1,087,909	$1,569,041	$491,722	$3,148,672
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $2,003,000 and $816,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

	Six Months Ended June 30, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$309,031	$330,590	$—	$639,621
Change in gross unearned premiums	(88,348)	73,691	—	(14,657)
Gross premiums earned	220,683	404,281	—	624,964
Ceded premiums earned	(123,793)	(288,909)	—	(412,702)
Net premiums earned	96,890	115,372	—	212,262
Net investment income	2,603	2,996	19	5,618
Net realized gains (losses)	(77)	(1,770)	—	(1,847)
Net unrealized losses on equity securities	(3,159)	(4,191)	(2)	(7,352)
Other revenue	—	9,478	—	9,478
Total revenues	96,257	121,885	17	218,159
EXPENSES:
Losses and loss adjustment expenses	22,308	159,134	—	181,442
Policy acquisition costs	36,606	18,398	—	55,004
Operating expenses	2,236	22,853	178	25,267
General and administrative expenses (2)	4,741	24,875	883	30,499
Interest expense	—	51	4,722	4,773
Total expenses	65,891	225,311	5,783	296,985
Income (loss) before other income	30,366	(103,426)	(5,766)	(78,826)
Other income (loss)	2	(55)	1,667	1,614
Income (loss) before income taxes	$30,368	$(103,481)	(4,099)	(77,212)
Benefit for income taxes			25,100	25,100
Net income (loss)			$(29,199)	$(102,312)
Less: Net loss attributable to noncontrolling interests			(111)	(111)
Net income (loss) attributable to UIHC			$(29,088)	$(102,201)

Loss ratio, net (3) (4)	23.0%	137.9%		85.5%
Expense ratio (3) (5)	45.0%	57.3%		52.2%
Combined ratio (3) (6)	68.0%	195.2%		137.7%

Total segment assets	$1,352,713	$836,517	$304,824	$2,494,054
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $2,869,000 and $1,762,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

	Six Months Ended June 30, 2021
	Commercial	Personal (1)	Adjustments		Consolidated
REVENUE:
Gross premiums written	$264,022	$474,040	$—		$738,062
Change in gross unearned premiums	(64,246)	39,280	—		(24,966)
Gross premiums earned	199,776	513,320	—		713,096
Ceded premiums earned	(115,095)	(306,592)	—		(421,687)
Net premiums earned	84,681	206,728	—		291,409
Net investment income	2,372	4,871	23		7,266
Net realized gains	(32)	411	—		379
Net unrealized losses on equity securities	356	4,646	—		5,002
Other revenue	—	13,187	—		13,187
Total revenues	87,377	229,843	23		317,243
EXPENSES:
Losses and loss adjustment expenses	32,174	201,671	—		233,845
Policy acquisition costs	35,854	46,294	—		82,148
Operating expenses	2,201	24,463	40		26,704
General and administrative expenses (2)	3,642	24,295	1,057	1057	28,994
Interest expense	—	47	4,585		4,632
Total expenses	73,871	296,770	5,682		376,323
Income (loss) before other income	13,506	(66,927)	(5,659)		(59,080)
Other income	—	25	—		25
Income (loss) before income taxes	$13,506	$(66,902)	(5,659)		(59,055)
Benefit for income taxes			(17,174)		(17,174)
Net income (loss)			$11,515		$(41,881)
Less: Net income attributable to noncontrolling interests			(600)		(600)
Net income (loss) attributable to UIHC			$12,115		$(41,281)

Loss ratio, net (3) (4)	38.0%	97.6%			80.2%
Expense ratio (3) (5)	49.2%	46.0%			47.3%
Combined ratio (3) (6)	87.2%	143.6%			127.5%

Total segment assets	$1,087,909	$1,569,041	$491,722		$3,148,672
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $4,165,000 and $1,633,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
4)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at June 30, 2022 and December 31, 2021:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
U.S. government and agency securities	$39,608	$1	$3,044	$36,565
Foreign government	3,376	5	19	3,362
States, municipalities and political subdivisions	70,260	10	5,606	64,664
Public utilities	19,626	—	1,796	17,830
Corporate securities	213,904	13	21,472	192,445
Mortgage-backed securities	161,457	13	15,474	145,996
Asset-backed securities	65,833	—	3,421	62,412
Redeemable preferred stocks	3,995	—	178	3,817
Total fixed maturities	$578,059	$42	$51,010	$527,091

December 31, 2021
U.S. government and agency securities	$50,373	$293	$1,326	$49,340
Foreign government	3,383	84	8	3,459
States, municipalities and political subdivisions	80,385	592	1,081	79,896
Public utilities	26,103	164	810	25,457
Corporate securities	246,933	2,303	4,793	244,443
Mortgage-backed securities	190,383	554	4,197	186,740
Asset-backed securities	70,569	116	523	70,162
Redeemable preferred stocks	4,010	106	11	4,105
Total fixed maturities	$672,139	$4,212	$12,749	$663,602

Equity securities are summarized as follows:

	June 30, 2022		December 31, 2021
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$33,027	88.0%	$33,064	87.1%
Nonredeemable preferred stocks	4,525	12.0	4,894	12.9
Total equity securities	$37,552	100.0%	$37,958	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six months ended June 30, 2022 and 2021, respectively:

	2022		2021
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$23	$20,423	$107	$55,065
Equity securities	—	—	—	—
Short-term investments	—	—	—	7,774
Total realized gains	23	20,423	107	62,839
Fixed maturities	(101)	1,135	(212)	7,195
Equity securities	—	—	(16)	425
Short-term investments	—	—	(3)	1,998
Total realized losses	(101)	1,135	(231)	9,618
Net realized investment losses	$(78)	$21,558	$(124)	$72,457
Six Months Ended June 30,
Fixed maturities	$654	$61,841	$719	$111,202
Equity securities	—	—	2	23
Short-term investments	—	33	—	14,830
Total realized gains	654	61,874	721	126,055
Fixed maturities	(2,490)	45,695	(308)	31,621
Equity securities	(11)	88	(18)	519
Short-term investments	—	—	(16)	7,984
Total realized losses	(2,501)	45,783	(342)	40,124
Net realized investment gains (losses)	$(1,847)	$107,657	$379	$166,179

The table below summarizes our fixed maturities at June 30, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	June 30, 2022
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$24,437	4.2%	$24,347	4.6%
Due after one year through five years	188,439	32.6	177,045	33.6
Due after five years through ten years	125,905	21.8	107,120	20.3
Due after ten years	11,988	2.1	10,171	1.9
Asset and mortgage-backed securities	227,290	39.3	208,408	39.6
Total	$578,059	100.0%	$527,091	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturities	$2,345	$3,333	$4,576	$7,022
Equity securities	196	199	390	328
Cash and cash equivalents	468	39	617	97
Other investments	330	295	475	285
Other assets	5	71	9	112
Investment income	3,344	3,937	6,067	7,844
Investment expenses	(204)	(254)	(449)	(578)
Net investment income	$3,140	$3,683	$5,618	$7,266

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

During the three and six months ended June 30, 2022, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at June 30, 2022. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2022
U.S. government and agency securities	62	$199	$6,918	30	$2,845	$28,633
Foreign governments	3	19	2,358	—	—	—
States, municipalities and political subdivisions	100	3,809	44,934	12	1,797	13,302
Public utilities	21	505	9,892	9	1,291	7,939
Corporate securities	246	6,139	97,252	105	15,333	87,762
Mortgage-backed securities	177	4,823	74,066	80	10,651	70,979
Asset-backed securities	118	3,160	53,077	14	261	8,486
Redeemable preferred stocks	34	167	3,729	1	11	88
Total fixed maturities	761	$18,821	$292,226	251	$32,189	$217,189

December 31, 2021
U.S. government and agency securities	39	$971	$32,167	15	$355	$8,126
Foreign governments	1	8	2,010	—	—	—
States, municipalities and political subdivisions	63	761	41,670	8	320	11,423
Public utilities	14	346	12,719	7	464	7,708
Corporate securities	205	4,589	158,959	12	204	7,896
Mortgage-backed securities	138	2,638	111,636	37	1,559	41,786
Asset-backed securities	111	493	60,566	2	30	1,596
Redeemable preferred stocks	1	2	90	1	9	91
Total fixed maturities	572	$9,808	$419,817	82	$2,941	$78,626
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2022 and December 31, 2021. Changes in interest rates subsequent to June 30, 2022 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2022 and December 31, 2021:

	Total	Level 1	Level 2	Level 3
June 30, 2022
U.S. government and agency securities	$36,565	$—	$36,565	$—
Foreign government	3,362	—	3,362	—
States, municipalities and political subdivisions	64,664	—	64,664	—
Public utilities	17,830	—	17,830	—
Corporate securities	192,445	—	192,445	—
Mortgage-backed securities	145,996	—	145,996	—
Asset-backed securities	62,412	—	62,412	—
Redeemable preferred stocks	3,817	481	3,336	—
Total fixed maturities	527,091	481	526,610	—
Mutual funds	33,027	22,369	10,658	—
Non-redeemable preferred stocks	4,525	4,525	—	—
Total equity securities	37,552	26,894	10,658	—
Other investments (1)	481	300	181	—
Total investments	$565,124	$27,675	$537,449	$—

December 31, 2021
U.S. government and agency securities	$49,340	$—	$49,340	$—
Foreign government	3,459	—	3,459	—
States, municipalities and political subdivisions	79,896	—	79,896	—
Public utilities	25,457	—	25,457	—
Corporate securities	244,443	—	244,443	—
Mortgage-backed securities	186,740	—	186,740	—
Asset-backed securities	70,162	—	70,162	—
Redeemable preferred stocks	4,105	535	3,570	—
Total fixed maturities	663,602	535	663,067	—
Mutual Funds	33,064	24,652	8,412	—
Non-redeemable preferred stocks	4,894	4,894	—	—
Total equity securities	37,958	29,546	8,412	—
Other investments (1)	381	300	81	—
Total investments	$701,941	$30,381	$671,560	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at June 30, 2022 and December 31, 2021.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2022 and December 31, 2021, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, Truist Financial Corporation (Truist), and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended June 30, 2022, we transferred no investments between levels.

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

The information presented in the table below is as of June 30, 2022:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2022
Limited partnership investments (1)	$16,024	$936	$851	$16,109
Certificates of deposit	300	—	—	300
Short-term investments	182	—	1	181
Total other investments	$16,506	$936	$852	$16,590
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

The following table presents the components of restricted assets:

	June 30, 2022	December 31, 2021
Trust funds	$32,314	$32,211
Cash on deposit (regulatory deposits)	1,047	1,043
Total restricted cash	$33,361	$33,254

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	June 30, 2022	December 31, 2021
Invested assets on deposit (regulatory deposits)	$3,012	$2,885

5)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and six month periods ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to UIHC common stockholders	$(69,029)	$(23,510)	$(102,201)	$(41,281)

Denominator:
Weighted-average shares outstanding	43,049,227	42,950,666	43,015,114	42,924,662
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	43,049,227	42,950,666	43,015,114	42,924,662

Earnings available to UIHC common stockholders per share
Basic	$(1.60)	$(0.55)	$(2.38)	$(0.96)
Diluted	$(1.60)	$(0.55)	$(2.38)	$(0.96)

See Note 16 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Land	$2,114	$2,114
Building and building improvements	6,726	9,211
Computer hardware and software (software in progress of $94 and $990, respectively)	42,103	40,358
Office furniture and equipment	3,032	3,067
Leasehold improvements	753	753
Leased vehicles(1)	2,110	2,308
Total, at cost	56,838	57,811
Less: accumulated depreciation and amortization	(28,948)	(26,250)
Property and equipment, net	$27,890	$31,561
(1) Includes vehicles under capital leases. See Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
Depreciation and amortization expense under property and equipment was $1,540,000 and $2,074,000 for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense under property and equipment was $3,250,000 and $4,154,000 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we disposed of computer hardware and software totaling $358,000, primarily related to policy system costs for states in which we no longer write policies. The depreciation on these systems totaled $26,000 at the time of disposal. We disposed of leased vehicles totaling $192,000. The depreciation on these vehicles totaled $180,000 prior to disposal. In addition, we sold one of our buildings resulting in a disposal totaling $2,727,000 and a net realized gain of $1,529,000. The depreciation on the building totaled $290,000. During the year ended December 31, 2021, we disposed of computer hardware and software totaling $1,961,000, primarily related to the retirement of one of our claims systems. This system was fully depreciated prior to disposal.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, both at June 30, 2022 and December 31, 2021, was $73,045,000. There was no goodwill acquired or disposed of during the three or six month periods ended June 30, 2022 and 2021.

As a result of the merging of FSIC into UPC and JIC into ACIC, we completed our most recent goodwill impairment testing during the second quarter of 2022 and determined that there was no impairment in the value of the asset as of June 30, 2022. As of this testing, the carrying value of our personal lines reporting unit was negative. Goodwill allocated to our personal lines and commercial lines reporting units was $13,570,000 and $59,475,000, respectively, at both June 30, 2022 and December 31, 2021.

No impairment loss in the value of goodwill was recognized during the three or six month periods ended June 30, 2022 and 2021. Additionally, there was no accumulated impairment related to goodwill at June 30, 2022 or December 31, 2021.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Intangible assets subject to amortization	$12,994	$14,618
Indefinite-lived intangible assets(1)	3,757	3,757
Total	$16,751	$18,375
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2022
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	4.8	34,661	(23,082)	11,579
Trade names acquired	1.8	6,381	(4,966)	1,415
Total		$83,830	$(70,836)	$12,994

December 31, 2021
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	5.3	34,661	(21,863)	12,798
Trade names acquired	2.3	6,381	(4,561)	1,820
Total		$83,830	$(69,212)	$14,618

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the six months ended June 30, 2022 and 2021.

Amortization expense of our intangible assets was $812,000 and $889,000 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense of our intangible assets was $1,624,000 and $1,932,000 for the six months ended June 30, 2022 and 2021, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2022 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2022	$1,623
2023	3,246
2024	2,640
2025	2,438
2026	2,438
2027	609

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

Our program includes excess of loss and quota share treaties. Our catastrophe reinsurance program, in effect from June 1, 2022 through May 31, 2023, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $2,500,000,000. Under our core catastrophe excess of loss treaty, retention on a first and second event is $16,400,000 each. The exhaustion point of IIC's catastrophe reinsurance program is approximately $200,000,000, with a retention of $3,000,000 per occurrence, covering all perils.

Effective December 13, 2021, we renewed our all other perils catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
The table below outlines our quota share agreements in effect for the three and six months ended June 30, 2022 and 2021.

Reinsurer	Companies in Scope (1)	Effective Dates	Cession Rate	States in Scope
External third-party	UPC, FSIC & ACIC	06/01/2022 - 06/01/2023	10% (2)	Florida, Louisiana, Texas
TypTap	UPC	06/01/2022 - 06/01/2023	100% (3)	Georgia, North Carolina, South Carolina
External third-party	UPC, FSIC & ACIC	12/31/2021 - 12/31/2022	8% (2)	Florida, Louisiana, Texas
HCPCI	UPC	12/31/2021 - 06/01/2022	85%	Georgia, North Carolina, South Carolina
External third-party	UPC & FSIC	12/31/2021 - 12/31/2022	25% (4)	Florida, Louisiana, Texas
HCPCI / TypTap (5)	UPC	06/01/2021 - 06/01/2022	100% (3)	Connecticut, New Jersey, Massachusetts, Rhode Island
External third-party	UPC, FSIC & ACIC (6)	06/01/2021 - 06/01/2022	15% (2)	Florida, Georgia, Louisiana, North Carolina, South Carolina, Texas
IIC	UPC	12/31/2020 - 12/31/2022	100%	New York
HCPCI	UPC	12/31/2020 - 06/01/2021	69.5%	Connecticut, New Jersey, Massachusetts, Rhode Island
External third-party	UPC, FSIC & ACIC	12/30/2020 - 12/31/2021	8% (2)	Connecticut, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Texas
External third-party	UPC, FSIC & ACIC (6)	06/01/2020 - 06/01/2021	15% (2)	Connecticut, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Texas
External third-party	UPC & FSIC	06/01/2020 - 06/01/2021	7.5% (2)	Connecticut, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Texas
(1) Effective May 31, 2022, FSIC was merged into UPC, with UPC being the surviving entity.
(2) This treaty provides coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides ground- up protection effectively reducing our retention for catastrophe losses.
(3) This treaty provides coverage on our in-force, new and renewal policies until these states are transitioned to HCPCI or TypTap upon renewal.
(4) This treaty provides coverage on non-catastrophe losses on policies in-force on the effective date of the agreement.
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include ACIC.

Reinsurance recoverable at the balance sheet dates consists of the following:

	June 30,	December 31,
	2022	2021
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$561,591	$749,600
Reinsurance recoverable on paid losses and loss adjustment expenses	195,920	247,520
Reinsurance recoverable (1)	$757,511	$997,120
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 12.

We write the majority of our flood insurance policies under an agreement with the National Flood Insurance Program (NFIP). We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $407,000 and $608,000 for the three month periods ended June 30, 2022 and 2021, respectively and $617,000 and $890,000 for the six month periods ended

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
June 30, 2022 and 2021, respectively. On June 9, 2022, we entered into a renewal rights agreement with Wright National Flood Insurance Company to sell our entire NFIP Write Your Own flood insurance business.

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the six months ended June 30, 2022 and 2021 on a GAAP basis:

	June 30,
	2022	2021
Balance at January 1	$1,084,450	$1,089,966
Less: reinsurance recoverable on unpaid losses	749,600	674,746
Net balance at January 1	$334,850	$415,220

Incurred related to:
Current year	172,243	204,448
Prior years	9,199	29,397
Total incurred	$181,442	$233,845
Paid related to:
Current year	70,971	83,188
Prior years	156,918	180,594
Total paid	$227,889	$263,782

Net balance at June 30	$288,403	$385,283
Plus: reinsurance recoverable on unpaid losses	561,591	751,092
Balance at June 30	$849,994	$1,136,375

Composition of reserve for unpaid losses and LAE:
Case reserves	$357,647	$417,163
IBNR reserves	492,347	719,212
Balance at June 30	$849,994	$1,136,375

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2021, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had adverse development in 2022 related to prior year losses. This adverse development came as a result of the strengthening of our catastrophe reserves in 2022 based on historical loss trends. The loss payments made by the Company during the six months ended June 30, 2022, were lower than the loss payments made during the six months ended June 30, 2021, due to the settling of claims related to the unprecedented number of catastrophic events that took place in 2020. Case and IBNR reserves decreased when compared to the prior period as a result of decreased catastrophe losses and our reduced exposure base in 2022. Reinsurance recoverable on unpaid losses decreased as a result of the higher frequency of 2020 catastrophe activity coupled with increases in our ceded losses related to Hurricane Irma and Winter Storm Uri in the first half of 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
10)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of June 30, 2022 and December 31, 2021:

		Effective Interest Rate	Carrying Value at
	Maturity		June 30, 2022	December 31, 2021
Senior Notes	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	2.35%	4,707	5,294
Truist Term Note Payable	May 26, 2031	2.69%	3,091	3,265
Total long-term debt			$157,798	$158,559

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

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 2.35% at the end of June 2022. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2022, we were in compliance with the covenants in the SBA Note.

Truist Note - Effective June 2, 2021, our Truist Note Agreement was amended to remove all financial covenants, therefore, at June 30, 2022, the financial covenants were no longer in effect.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the six months ended June 30, 2022 and 2021:

	2022	2021
Balance at January 1,	$1,998	$2,335
Additions	—	—
Amortization	(168)	(169)
Balance at June 30,	$1,830	$2,166

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

At June 30, 2022, the Company is involved in legal proceedings whereby on August 18, 2021, a former employee of Skyway Legal Services, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware. The lawsuit alleges violations of and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. The Company, a named party to the lawsuit, denies that it employed the plaintiff and disputes the claims set forth in the lawsuit. The Company believes that an unfavorable outcome is neither probable nor estimable.

In addition, on January 13, 2022, Southern Florida Restoration (SFR) Services, LLC v. United Property and Casualty Insurance Company, et al. was filed in the United States District Court for the Middle District of Florida. The District Court dismissed the lawsuit on its own accord on January 14, 2022. SFR Services then filed an amended complaint on January 26, 2022. The complaint alleges four causes of action: (i) violation of the Federal Civil Racketeer Influenced and Corrupt Organizations statute (18 U.S.C. § 1962(c)), (ii) breach of contract, (iii) fraud, and (iv) violation of the Florida Unfair Insurance Trade Practices Act (Fla. Stat. Chpt. 626). The plaintiff seeks unspecified damages. The Company believes that an unfavorable outcome is neither probable nor estimable. The defendants moved to dismiss the lawsuit on March 25, 2022 and their motion remains pending.

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining six limited partnership investments. The amount of unfunded commitments was $6,785,000 and $1,969,000 at June 30, 2022 and December 31, 2021, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Other assets	$1,398	$1,689
Financing lease assets	Property and equipment, net	264	477
Total lease assets		$1,662	$2,166

Liabilities
Operating lease liabilities	Operating lease liability	$1,600	$1,934
Financing lease liabilities	Other liabilities	8	16
Total lease liabilities		$1,608	$1,950

The components of lease expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$160	$166	$320	$331
Financing lease expense:
Amortization of leased assets	113	196	242	391
Interest on lease liabilities	1	—	1	—
Net lease expense	$274	$362	$563	$722

At June 30, 2022, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2022	$319	$6	$325
2023	619	4	623
2024	602	—	602
2025	257	—	257
2026	32	—	32
Thereafter	1,160	—	1,160
Total undiscounted future minimum lease payments	2,989	10	2,999
Less: Imputed interest	(1,389)	(2)	(1,391)
Present value of lease liabilities	$1,600	$8	$1,608

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (months)
Operating leases	43	51
Financing leases	14	17

Weighted average discount rate
Operating leases	3.64%	3.61%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$—	$33	$—	$33

Right-of-use assets obtained in exchange for new financing lease liabilities	—	33	—	33

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

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of June 30, 2022, we have not received a refund or response from the Internal Revenue Service regarding this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recorded the recognition of this gain contingency prior to settlement of the underlying event. We will continue to monitor the matter for further developments that could affect the outcome and will make any appropriate adjustments each quarter.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

The following tables summarize our allowance for expected credit losses by pooled asset for the six months ended June 30, 2022 and 2021:

June 30, 2022	December 31, 2021	Provision for expected credit losses	Write-offs	June 30, 2022
Premiums Receivable	$32	$(68)	$62	$26
Reinsurance Recoverables	563	(223)	—	340
Total	$595	$(291)	$62	$366

June 30, 2021	December 31, 2020	Provision for expected credit losses	Write-offs	June 30, 2021
Premiums Receivable	$140	$(124)	$47	$63
Reinsurance Recoverables	386	110	—	496
Note Receivable	20	546	—	566
Total	$546	$532	$47	$1,125

13)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Effective June 1, 2022, our insurance subsidiaries JIC and ACIC were merged, with ACIC being the surviving entity. Effective May 31, 2022, our insurance subsidiaries UPC and FSIC were merged, with UPC being the surviving entity. Both UPC and ACIC are domiciled in Florida, while IIC is domiciled in New York. At June 30, 2022, and during the three and six months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate.

During 2022, we received an assessment notice from the Florida Insurance Guaranty Association (FIGA). This assessment will be 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency. This assessment is in addition to FIGA's 0.7% assessment, described below, and is recoupable from policyholders. During 2021, we received an assessment notice from FIGA of 0.7% on all direct written premium of Florida lines of business during 2022. In addition, during 2021, we received an assessment notice from the Louisiana Insurance Guarantee Association (LIGA). LIGA is assessing property and casualty insurers $100,000,000 in the aggregate to cover the cost of two regional insurance companies facing insolvency.

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
June 30, 2022
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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. For the three and six months ended June 30, 2022, our combined recorded statutory net loss was $59,207,000 and $118,743,000, respectively. For the three and six months ended June 30, 2021, our combined recorded statutory net loss was $54,777,000 and $98,777,000, respectively.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At June 30, 2022, we met these requirements. The amount of surplus as regards policyholders for our regulated entities at June 30, 2022 and December 31, 2021 was $210,481,000 and $341,630,000, respectively.

14)    ACCUMULATED OTHER COMPREHENSIVE LOSS

We report changes in other comprehensive loss items within comprehensive loss on the Unaudited Condensed Consolidated Statements of Comprehensive Loss, and we include accumulated other comprehensive loss as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2021	$(8,593)	$2,062	$(6,531)
Changes in net unrealized losses on investments	(44,209)	494	(43,715)
Reclassification adjustment for realized losses	1,847	(462)	1,385
June 30, 2022	$(50,955)	$2,094	$(48,861)

15)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Six Months Ended June 30,
	2022		2021
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,589	$0.06	$2,582
Second Quarter	—	—	0.06	2,591

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of June 30, 2022, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

See Note 16 in these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding stock-based compensation activity.

16) STOCK-BASED COMPENSATION

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
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

The following table presents our total stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee stock-based compensation expense
Pre-tax	$141	$62	$531	$225
Post-tax (1)	111	49	419	178
Director stock-based compensation expense
Pre-tax	41	80	103	177
Post-tax (1)	32	63	81	140
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $4,162,000 of unrecognized stock compensation expense at June 30, 2022 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.4 years. We had approximately $88,000 of unrecognized director stock-based compensation expense at June 30, 2022 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.8 years.

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

We granted 793,041 and 208,812 shares of restricted common stock during the three month periods ended June 30, 2022 and 2021, respectively, which had a weighted-average grant date fair value of $1.74 and $6.07 per share, respectively. We granted 907,907 and 288,026 shares of restricted common stock during the six month periods ended June 30, 2022 and 2021, respectively, which had a weighted-average grant date fair value of $1.97 and $6.04 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	336,596	$6.99
Granted	907,907	1.97
Less: Forfeited	57,786	7.56
Less: Vested	108,722	7.08
Outstanding as of June 30, 2022	1,077,995	$2.72

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2022	2021
Expected annual dividend yield	—%	3.90%
Expected volatility	49.66%	45.79%
Risk-free interest rate	2.92%	1.08%
Expected term	6 years	6 years

Expected annual dividend yield for our options granted prior to the third quarter of 2021 is based on a quarterly dividend of $0.06 per share and the stock price on the grant date. The expected annual dividend yield for our options granted during and after the third quarter of 2021 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

We granted 635,643 and 154,707 stock options during the three months ended June 30, 2022 and 2021, respectively, which had a weighted average grant date fair value of $0.86 and $1.84, per share, respectively. We granted 635,643 and 154,707 stock options during the six months ended June 30, 2022 and 2021, respectively, which had a weighted average grant date fair value of $0.86 and $1.84, per share, respectively.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,147,215	$4.80	9.49	$792,000
Granted	635,643	1.70	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of June 30, 2022	1,782,858	$3.69	9.32	$—

Vested as of June 30, 2022(1)	193,724	$11.90	7.61	$—
Exercisable as of June 30, 2022	141,090	$11.90	7.61	$—
(1) The vested shares are calculated based on all vested shares at June 30, 2022, inclusive of those that have since expired. The weighted average exercise prices and weighted-average remaining contractual term is calculated based on only vested shares that are outstanding and exercisable at June 30, 2022.

17)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On August 1, 2022, Demotech, Inc. downgraded the Financial Stability Rating (FSR) of UPC from "A" or "Exceptional" to "M" or "Moderate". The FSR of ACIC and IIC remained at "A". The Federal National Mortgage Association (“Fannie Mae”)

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) require that property insurance policies for properties with a mortgage backed by Fannie Mae or Freddie Mac must be written by a property insurance carrier meeting certain financial rating requirements, and an FSR of "M" or "Moderate" does not qualify. However, Fannie Mae and Freddie Mac each provide an exception to the financial rating requirements if an insurer is covered by a reinsurer who assumes by endorsement 100% of the insurer’s liability for any covered loss payable but unpaid by the insurer for reason of insolvency.

As a result of the Fannie Mae and Freddie Mac financial rating requirements and the FSR downgrades, on August 2, 2022, the Florida Office of Insurance Regulation ("FLOIR"), approved a reinsurance arrangement whereby Citizens Property Insurance Corporation ("Citizens") will offer a reinsurance arrangement effective through June 1, 2023 to insurers that do not have an acceptable FSR as required for the secondary mortgage market. The Citizens reinsurance arrangement only covers Florida policies. As of August 2, 2022, UPC has been approved by the FLOIR as eligible to participate in the reinsurance program.

On August 2, 2022, the Company requested approval from the FLOIR to make a capital contribution valued at $12,000,000 to our insurance subsidiary UPC. We are awaiting approval from the FLOIR and will make this contribution upon approval.

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

EXECUTIVE SUMMARY

Overview

    United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a holding company primarily engaged in personal and commercial property and casualty insurance business with investments in the United States. We conduct our business principally through our three wholly-owned insurance subsidiaries: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); and Interboro Insurance Company (IIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida, Louisiana, New York and Texas. The Company also writes policies in Georgia, North Carolina and South Carolina where renewal rights have been sold and all premiums and losses are ceded. Effective April 1, 2022, we no longer write in the state of Massachusetts, and effective January 15, 2022, we no longer write in the state of New Jersey. Effective January 1, 2021, we no longer write in the state of Hawaii, and effective December 1, 2021, we no longer write in the states of Connecticut or Rhode Island, though we are still licensed to write in all five states. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing or no longer write in these states.

Our Company, together with wholly-owned subsidiaries UPC and United Insurance Management, L.C. (UIM), entered into a Renewal Rights Agreement (Southeast Renewal Agreement), dated as of December 30, 2021 with Homeowners Choice Property and Casualty, Inc. (HCPCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Georgia, South Carolina and North Carolina. The transfer of policies is subject to regulatory approval. Effective June 1, 2022 we began transitioning South Carolina policies to HCPCI. The sale was consummated on December 30, 2021.

Effective June 1, 2022, we entered into a quota share reinsurance agreement with TypTap Insurance Company (Typtap) in connection with the Southeast Renewal Agreement. Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Georgia, North Carolina, and South Carolina. This agreement replaces the 85% quota share agreement with HCPCI effective December 31, 2021. Also effective June 1, our third-party quota share reinsurance agreements were renewed to exclude these states. We will no longer retain any risk associated with these states.

Our Company, together with wholly-owned subsidiaries UPC and UIM, entered into a Renewal Rights Agreement (Northeast Renewal Agreement), dated as of January 18, 2021 with HCPCI and HCI Group, Inc. (HCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island. The transfer of all states was completed as of June 30, 2022.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap in connection with the Northeast Renewal Agreement. Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap.

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary Family Security Insurance Company, Inc. (FSIC), in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Tokio Marine), which formed Journey Insurance Company (JIC) in August 2018. Effective June 1, 2022, we merged JIC into

UNITED INSURANCE HOLDINGS CORP.

ACIC, with ACIC being the surviving entity. Effective May 31, 2022, we merged FSIC into UPC, with UPC being the surviving entity.

As a result of underwriting actions implemented during the fourth quarter of 2020 and throughout 2021, as well as the transfer of Rhode Island, Connecticut, New Jersey, Massachusetts and South Carolina policies to HCPCI, our policies in-force decreased by 39.4% from 568,732 policies in-force at June 30, 2021 to 344,522 policies in-force at June 30, 2022.

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

Impact of COVID-19

We did not experience a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders during the three and six months ended June 30, 2022. In addition, the COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended June 30, 2022.

Additionally, during the fourth quarter of 2021 we implemented our new flexible work policy. This policy allows all employees to work remotely permanently, with the return to our offices being completely voluntary at this time. We will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

UNITED INSURANCE HOLDINGS CORP.

2022 Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Gross premiums written	$360,146	$426,424	$639,621	$738,062
Gross premiums earned	305,758	356,433	624,964	713,096
Net premiums earned	111,405	145,460	212,262	291,409
Total revenues	115,793	155,454	218,159	317,243
Earnings before income tax	(32,905)	(32,773)	(77,212)	(59,055)
Consolidated net loss attributable to UIHC	(69,029)	(23,510)	(102,201)	(41,281)
Net loss available to UIHC stockholders per diluted share	$(1.60)	$(0.55)	$(2.38)	$(0.96)

Reconciliation of net loss to core loss:
Plus: Non-cash amortization of intangible assets	$812	$889	$1,624	$1,932
Less: Realized gains (losses) on investment portfolio	(78)	(124)	(1,847)	379
Less: Unrealized gains (losses) on equity securities	(5,084)	2,438	(7,352)	5,002
Less: Net tax impact (1)	1,255	(299)	2,273	(724)
Core loss (2) (3)	(64,310)	(24,636)	(93,651)	(44,006)
Core loss per diluted share(2) (3)	$(1.49)	$(0.57)	$(2.18)	$(1.03)

Book value per share			$3.85	$7.85
(1) In order to reconcile the net loss to the core loss measure, we included the tax impact of all adjustments using the 21% corporate federal tax rate.
(2) For both the three and six months ended June 30, 2022, core loss includes $43,660,000 in tax expense related to the Company's recognition of a valuation allowance.
(3) Core loss, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net loss, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE:
Gross premiums written	$360,146	$426,424	$639,621	$738,062
Change in gross unearned premiums	(54,388)	(69,991)	(14,657)	(24,966)
Gross premiums earned	305,758	356,433	624,964	713,096
Ceded premiums earned	(194,353)	(210,973)	(412,702)	(421,687)
Net premiums earned	111,405	145,460	212,262	291,409
Net investment income	3,140	3,683	5,618	7,266
Net realized investment gains (losses)	(78)	(124)	(1,847)	379
Net unrealized gains (losses) on equity securities	(5,084)	2,438	(7,352)	5,002
Other revenue	6,410	3,997	9,478	13,187
Total revenue	115,793	155,454	218,159	317,243
EXPENSES:
Losses and loss adjustment expenses	90,074	118,064	181,442	233,845
Policy acquisition costs	28,988	41,327	55,004	82,148
Operating expenses	13,019	13,482	25,267	26,704
General and administrative expenses	14,494	13,112	30,499	28,994
Interest expense	2,394	2,257	4,773	4,632
Total expenses	148,969	188,242	296,985	376,323
Loss before other income	(33,176)	(32,788)	(78,826)	(59,080)
Other income	271	15	1,614	25
Loss before income taxes	(32,905)	(32,773)	(77,212)	(59,055)
Provision (benefit) for income taxes	36,150	(9,352)	25,100	(17,174)
Net loss	$(69,055)	$(23,421)	$(102,312)	$(41,881)
Less: Net income (loss) attributable to noncontrolling interests	(26)	89	(111)	(600)
Net loss attributable to UIHC	$(69,029)	$(23,510)	$(102,201)	$(41,281)
Earnings available to UIHC common stockholders per diluted share	$(1.60)	$(0.55)	$(2.38)	$(0.96)
Book value per share			$3.85	$7.85
Return on equity based on GAAP net loss			(72.2)%	(20.5)%
Loss ratio, net (1)	80.9%	81.2%	85.5%	80.2%
Expense ratio (2)	50.7%	46.7%	52.2%	47.3%
Combined ratio (3)	131.6%	127.9%	137.7%	127.5%
Effect of current year catastrophe losses on combined ratio	18.4%	27.7%	23.2%	22.0%
Effect of prior year development on combined ratio	7.0%	(0.3)%	4.3%	10.1%
Underlying combined ratio (4)	106.2%	100.5%	110.2%	95.4%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2022, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2021. In June 2022, we assessed our deferred tax position and recorded a valuation allowance against all of our deferred tax assets as of June 30, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. We have made no other material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2022 COMPARED TO DECEMBER 31, 2021

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $898,379,000 at June 30, 2022, compared to $964,844,000 at December 31, 2021.

The following table summarizes our investments, by type:

	June 30, 2022		December 31, 2021
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$36,565	4.1%	$49,340	5.1%
Foreign government	3,362	0.4%	3,459	0.4%
States, municipalities and political subdivisions	64,664	7.2%	79,896	8.3%
Public utilities	17,830	2.0%	25,457	2.6%
Corporate securities	192,445	21.4%	244,443	25.3%
Mortgage-backed securities	145,996	16.3%	186,740	19.4%
Asset-backed securities	62,412	6.9%	70,162	7.3%
Redeemable preferred stocks	3,817	0.4%	4,105	0.4%
Total fixed maturities	527,091	58.7%	663,602	68.8%
Mutual funds	33,027	3.7%	33,064	3.4%
Non-redeemable preferred stocks	4,525	0.5%	4,894	0.5%
Total equity securities	37,552	4.2%	37,958	3.9%
Other investments	16,590	1.8%	18,006	1.9%
Total investments	581,233	64.7%	719,566	74.6%
Cash and cash equivalents	283,785	31.6%	212,024	22.0%
Restricted cash	33,361	3.7%	33,254	3.4%
Total cash, cash equivalents, restricted cash and investments	$898,379	100.0%	$964,844	100.0%

UNITED INSURANCE HOLDINGS CORP.

We classify all of our fixed-maturity investments as available-for-sale. Our investments at June 30, 2022 and December 31, 2021 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the financial, utilities and industrial sectors or mutual funds. At June 30, 2022, approximately 84.5% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 15.5% were corporate bonds rated “BBB” or "BB".

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

During the second quarter of 2022, we placed our reinsurance program for the 2022 hurricane season. We purchased catastrophe excess of loss reinsurance protection up to an exhaustion point of approximately $2,500,000,000. The treaties reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes and tropical storms. The agreements became effective as of June 1, 2022, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF) and coverage required under the Reinsurance to Assist Policyholders Program (RAP Program). The FHCF and RAP Program covers Florida risks only and we participate at 90%. Under our core catastrophe excess of loss treaty, retention on a first and second event is $16,400,000 each. The exhaustion point of IIC's catastrophe reinsurance program is approximately $200,000,000, with a retention of $3,000,000 per occurrence, covering all perils.

Effective December 13, 2021, we renewed our all other perils (AOP) catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000.

UNITED INSURANCE HOLDINGS CORP.

The table below outlines our quota share agreements in effect for the three and six months ended June 30, 2022 and 2021.

Reinsurer	Companies in Scope (1)	Effective Dates	Cession Rate	States in Scope
External third-party	UPC, FSIC & ACIC	06/01/2022 - 06/01/2023	10% (2)	Florida, Louisiana, Texas
TypTap	UPC	06/01/2022 - 06/01/2023	100% (3)	Georgia, North Carolina, South Carolina
External third-party	UPC, FSIC & ACIC	12/31/2021 - 12/31/2022	8% (2)	Florida, Louisiana, Texas
HCPCI	UPC	12/31/2021 - 06/01/2022	85%	Georgia, North Carolina, South Carolina
External third-party	UPC & FSIC	12/31/2021 - 12/31/2022	25% (4)	Florida, Louisiana, Texas
HCPCI / TypTap (5)	UPC	06/01/2021 - 06/01/2022	100% (3)	Connecticut, New Jersey, Massachusetts, Rhode Island
External third-party	UPC, FSIC & ACIC (6)	06/01/2021 - 06/01/2022	15% (2)	Florida, Georgia, Louisiana, North Carolina, South Carolina, Texas
IIC	UPC	12/31/2020 - 12/31/2022	100%	New York
HCPCI	UPC	12/31/2020 - 06/01/2021	69.5%	Connecticut, New Jersey, Massachusetts, Rhode Island
External third-party	UPC, FSIC & ACIC	12/30/2020 - 12/31/2021	8% (2)	Connecticut, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Texas
External third-party	UPC, FSIC & ACIC (6)	06/01/2020 - 06/01/2021	15% (2)	Connecticut, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Texas
External third-party	UPC & FSIC	06/01/2020 - 06/01/2021	7.5% (2)	Connecticut, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Texas
(1) Effective May 31, 2022, FSIC was merged into UPC, with UPC being the surviving entity.
(2) This treaty provides coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides ground- up protection effectively reducing our retention for catastrophe losses.
(3) This treaty provides coverage on our in-force, new and renewal policies until these states are transitioned to HCPCI or TypTap upon renewal.
(4) This treaty provides coverage on non-catastrophe losses on policies in-force on the effective date of the agreement.
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include ACIC.

Reinsurance costs as a percentage of gross earned premium during the three and six month periods ended June 30, 2022 and 2021 were as follows:

	2022	2021
Three Months Ended June 30,
Non-at-Risk	(2.3)%	(2.0)%
Quota Share	(25.7)%	(25.6)%
All Other	(35.6)%	(31.6)%
Total Ceding Ratio	(63.6)%	(59.2)%

Six Months Ended June 30,
Non-at-Risk	(2.3)%	(2.2)%
Quota Share	(28.9)%	(25.9)%
All Other	(34.8)%	(31.0)%
Total Ceding Ratio	(66.0)%	(59.1)%

UNITED INSURANCE HOLDINGS CORP.

Reinsurance costs as a percent of gross earned premium for our personal residential property and casualty insurance policies (personal lines) and commercial residential property and casualty insurance policies (commercial lines) operating segments during the three and six month periods ended June 30, 2022 and 2021 were as follows:

	Personal		Commercial
	2022	2021	2022	2021
Three Months Ended June 30,
Non-at-Risk	(3.4)%	(2.6)%	(0.5)%	(0.5)%
Quota Share	(31.2)%	(30.4)%	(16.3)%	(13.5)%
All Other	(34.3)%	(26.7)%	(37.8)%	(43.8)%
Total Ceding Ratio	(68.9)%	(59.7)%	(54.6)%	(57.8)%

Six Months Ended June 30,
Non-at-Risk	(3.3)%	(2.8)%	(0.5)%	(0.5)%
Quota Share	(35.4)%	(31.1)%	(17.0)%	(12.7)%
All Other	(32.8)%	(25.8)%	(38.6)%	(44.4)%
Total Ceding Ratio	(71.5)%	(59.7)%	(56.1)%	(57.6)%

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

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Quota Share(1)	$(28,097)	$(84,836)	$(78,215)	$(165,035)
Excess-of-loss	(377,218)	(412,337)	(393,555)	(447,448)
Equipment, identity theft, and cyber security	(1,301)	(3,262)	(2,225)	(5,630)
Flood and inland flood	(6,437)	(7,395)	(10,740)	(11,961)
Ceded premiums written	$(413,053)	$(507,830)	$(484,735)	$(630,074)
Change in ceded unearned premiums	218,700	296,857	72,033	208,387
Ceded premiums earned	$(194,353)	$(210,973)	$(412,702)	$(421,687)
(1) 2022 and 2021 quota share ceded written premium includes our quota share agreements with HCPCI and Typtap.

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our personal lines and commercial lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

UNITED INSURANCE HOLDINGS CORP.

Personal Lines Operating Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Quota Share	$(10,153)	$(51,959)	$(37,143)	$(118,206)
Excess-of-loss	(218,883)	(248,730)	(229,366)	(278,926)
Equipment, identity theft, and cyber security	(443)	(2,431)	(789)	(4,419)
Flood and inland flood (1)	(6,437)	(7,395)	(10,740)	(11,961)
Ceded premiums written	$(235,916)	$(310,515)	$(278,038)	$(413,512)
Change in ceded unearned premiums	103,334	158,271	(10,871)	106,920
Ceded premiums earned	$(132,582)	$(152,244)	$(288,909)	$(306,592)
(1) 2022 and 2021 quota share ceded written premium includes our quota share agreements with HCPCI and Typtap.

Commercial Lines Operating Segment Impact

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Quota Share	$(17,944)	$(32,878)	$(41,072)	$(46,830)
Excess-of-loss	(158,335)	(163,606)	(164,189)	(168,521)
Equipment, identity theft, and cyber security	(858)	(831)	(1,436)	(1,211)
Ceded premiums written	$(177,137)	$(197,315)	$(206,697)	$(216,562)
Change in ceded unearned premiums	115,366	138,586	82,904	101,467
Ceded premiums earned	$(61,771)	$(58,729)	$(123,793)	$(115,095)

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2022			2021
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	2	$4,012	2.8%
All other catastrophe loss events	16	20,553	18.4%	15	36,245	24.9%
Total	16	$20,553	18.4%	17	$40,257	27.7%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	2	$4,012	1.4%
All other catastrophe loss events	26	49,169	23.2%	25	60,210	20.6%
Total	26	$49,169	23.2%	27	$64,222	22.0%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

The impact of the current year catastrophes to our personal lines and commercial lines operating segments can be seen in the tables below. Please note that the catastrophe events may have impacted both operating segments. As a result, the sum of the number of events in the tables below will not reconcile to the consolidated number of events above. In addition, the combined ratio impact is calculated using each segment's net premiums earned and sum of the ratios in the tables below will not reconcile to the ratios above.

UNITED INSURANCE HOLDINGS CORP.

Personal Lines Operating Segment

	2022			2021
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	2	$3,926	3.8%
All other catastrophe loss events	16	23,140	38.6%	15	33,893	33.0%
Total	16	$23,140	38.6%	17	$37,819	36.8%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	2	$3,926	1.9%
All other catastrophe loss events	26	48,651	42.2%	25	53,499	25.9%
Total	26	$48,651	42.2%	27	$57,425	27.8%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

Commercial Lines Operating Segment

	2022			2021
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	1	$86	0.2%
All other catastrophe loss events	3	(2,587)	(5.0)%	1	2,352	5.5%
Total	3	$(2,587)	(5.0)%	2	$2,438	5.7%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	1	$86	0.1%
All other catastrophe loss events	6	518	0.5%	3	6,711	7.9%
Total	6	$518	0.5%	4	$6,797	8.0%
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

Unpaid losses and LAE totaled $849,994,000 and $1,084,450,000 as of June 30, 2022 and December 31, 2021, respectively. Of this total, $648,022,000 and $854,073,000, respectively, is related to our personal lines operating segment. The remaining $201,972,000 and $230,377,000, respectively, is related to our commercial lines operating segment. On a

UNITED INSURANCE HOLDINGS CORP.

consolidated basis, this balance has decreased from year end as a result of the continued settlement of catastrophe claims related to prior years.

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

Inflation

During the fourth quarter of 2021, the United States began experiencing an increase in the rate of inflation. During the first half of 2022, inflation hit 8.6%, its highest level since 1981, impacting all industries. Premium rates charged to policyholders are typically developed several months prior to implementation, using market information available at the time of the filing. While we attempt to charge adequate premium rates to combat increased costs, during periods of high inflation, we may not have included the negative impact to loss and loss adjustment expenses into our projections, resulting in premium rates that may not be sufficient. In addition, we may be limited in our ability to raise premium rates due to regulatory restrictions. As a result of the inflation during the first half of 2022, higher loss and loss adjustment expenses have had a negative impact on our results of operations during the three and six months ended June 30, 2022.

In response to inflation, the Federal Reserve has also increased interest rates which may negatively affect the market value of our investment portfolio and our rate of return on investments. Management monitors and responds to the inflationary pressure and changing interest rate environment for potential long-term material impacts to our investment portfolio and results of operations.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

Net losses attributable to UIHC for the three months ended June 30, 2022 increased $45,519,000, or 193.6%, to a net loss of $69,029,000 for the second quarter of 2022 from $23,510,000 for the same period in 2021. The increase in net loss was primarily due to an increase in our provision for income taxes from the recognition of a valuation allowance against our deferred tax asset during the quarter of $43,660,000. Total revenue also decreased as a result of decreased gross written premiums, partially offset by decreased ceded premiums earned. Ceded premiums earned decreased as the result of a reduction in our geographic footprint and exposure driving decreased costs associated with our quota share and catastrophe reinsurance program. On the expense side, loss and LAE incurred decreased for the period, driven by lower current year catastrophe losses in 2022. In addition, policy acquisition costs also decreased quarter-over-quarter. The details of the change in gross written premiums and policy acquisition costs are described below.

Revenue

Our gross written premiums decreased $66,278,000, or 15.5%, to $360,146,000 for the second quarter ended June 30, 2022 from $426,424,000 for the same period in 2021. This decrease was driven primarily by the transition of the Northeast business to HCPCI in the fourth quarter of 2021 and the first half of 2022. In addition, the Company experienced a decline in written premiums across the personal lines business, due to underwriting actions taken by the Company throughout 2021 and in the first half of 2022. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$289,551	$281,728	$7,823
Gulf	56,739	67,290	(10,551)
Southeast	16,719	27,483	(10,764)
Northeast	(3,018)	49,879	(52,897)
Total direct written premium by region	359,991	426,380	(66,389)
Assumed premium (2)	155	44	111
Total gross written premium by region	$360,146	$426,424	$(66,278)

Gross Written Premium by Line of Business
Commercial property	$181,067	$155,982	$25,085
Personal property (3)	$179,079	$270,442	$(91,363)
Total gross written premium by line of business	$360,146	$426,424	$(66,278)
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, and South Carolina as of June 1, 2022 as the policies have transitioned to HCPCI.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.
(3) Includes gross written premium from flood policies.

UNITED INSURANCE HOLDINGS CORP.

	Three Months Ended June 30,
New and Renewal Policies(1) by Region (2)	2022	2021	Change
Florida	43,752	63,389	(19,637)
Gulf	21,827	33,372	(11,545)
Northeast	10,991	34,866	(23,875)
Southeast	9,377	17,942	(8,565)
Total	85,947	149,569	(63,622)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, and South Carolina as of June 1, 2022 as the policies have transitioned to HCPCI.

Expenses

Expenses for the three months ended June 30, 2022 decreased $39,273,000, or 20.9%, to $148,969,000 from $188,242,000 for the same period in 2021. The decrease in expenses was primarily due to a decrease in loss and LAE expenses of $27,990,000 in the second quarter of 2022 compared to the second quarter of 2021. Additionally, policy acquisition costs decreased by $12,339,000 in the second quarter of 2022 compared to the second quarter of 2021.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2022	2021	Change
Net loss and LAE	$90,074	$118,064	$(27,990)
% of Gross earned premiums	29.5%	33.1%	(3.6) pts
% of Net earned premiums	80.9%	81.2%	(0.3) pts
Less:
Current year catastrophe losses	$20,553	$40,257	$(19,704)
Prior year reserve unfavorable development	7,766	(372)	8,138
Underlying loss and LAE (1)	$61,755	$78,179	$(16,424)
% of Gross earned premiums	20.2%	21.9%	(1.7) pts
% of Net earned premiums	55.5%	53.7%	1.8 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended June 30,
	2022	2021	Change
Policy acquisition costs	$28,988	$41,327	$(12,339)
Operating and underwriting	13,019	13,482	(463)
General and administrative	14,494	13,112	1,382
Total Operating Expenses	$56,501	$67,921	$(11,420)
% of Gross earned premiums	18.5%	19.1%	(0.6) pts
% of Net earned premiums	50.7%	46.7%	4.0 pts

Loss and LAE decreased by $27,990,000, or 23.7%, to $90,074,000 for the second quarter of 2022 from $118,064,000 for the second quarter of 2021. Loss and LAE expense as a percentage of net earned premiums decreased 0.3 points to 80.9% for the second quarter of 2022, compared to 81.2% for the second quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2022 would have been 20.2%, a decrease of 1.7 points from 21.9% during the second quarter of 2021.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs decreased by $12,339,000, or 29.9%, to $28,988,000 for the second quarter of 2022 from $41,327,000 for the second quarter of 2021, primarily due to decreases in agent commissions, premium taxes, and policy administration fees of $16,015,000, $2,148,000 and $978,000, respectively, which fluctuate in conjunction with the quarter-over-quarter decrease in personal lines gross written premium. This was partially offset by an increase in ceding commission income of $1,766,000 related to changes in terms of our quota share reinsurance agreements and a $5,159,000 increase in external management fees incurred during the second quarter of 2022, as a result of an increased volume of commercial lines gross written premium.

Operating and underwriting expenses remained relatively flat, decreasing by $463,000, or 3.4%, to $13,019,000 for the second quarter of 2022 from $13,482,000 for the second quarter of 2021.

General and administrative expenses increased by $1,382,000, or 10.5%, to $14,494,000 for the second quarter of 2022 from $13,112,000 for the second quarter of 2021, driven by a $1,343,000 increase in external fees related to legal, audit, actuarial and tax services provided during the quarter.

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the three months ended June 30, 2022 decreased $13,133,000, or 36.8%, to a pre-tax loss of $48,805,000 for the second quarter of 2022 from a pre-tax loss of $35,672,000 for the same period in 2021. The change in pretax earnings was primarily driven by a decrease in gross written premiums quarter-over-quarter as described below. The decrease in revenues was partially offset by a decrease in loss and LAE incurred as the result of lower current year catastrophe losses. Policy acquisition costs also decreased quarter-over-quarter as described below.

Revenue

Our gross written premiums attributable to our personal lines operating segment decreased $91,363,000, or 33.8%, to $179,079,000 for the second quarter ended June 30, 2022 from $270,442,000 for the same period in 2021. This decrease was driven primarily by the transition of the Northeast business to HCPCI in the fourth quarter of 2021 and first half of 2022. In addition, gross written premiums have declined across our personal lines business, due to underwriting actions taken throughout 2021 and in the first half of 2022. The breakdown of the personal lines operating segment quarter-over-quarter changes in direct written premiums by region is shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$110,364	$129,288	$(18,924)
Gulf	54,936	64,369	(9,433)
Southeast	16,797	26,906	(10,109)
Northeast	(3,018)	49,879	(52,897)
Total gross written premium by region	$179,079	$270,442	$(91,363)
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, and South Carolina as of June 1, 2022 as the policies have transitioned to HCPCI.

UNITED INSURANCE HOLDINGS CORP.

	Three Months Ended June 30,
New and Renewal Policies(1) by Region (2)	2022	2021	Change
Florida	41,796	61,243	(19,447)
Gulf	21,813	33,331	(11,518)
Northeast	10,991	34,866	(23,875)
Southeast	9,376	17,930	(8,554)
Total	83,976	147,370	(63,394)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the quarter.
(2) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, and South Carolina as of June 1, 2022 as the policies have transitioned to HCPCI.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our personal lines operating segment for the three months ended June 30, 2022 decreased $32,602,000, or 22.2%, to $114,347,000 from $146,949,000 for the same period in 2021. The decrease in expenses was primarily due to a decrease in loss and LAE expenses of $17,816,000 in the second quarter of 2022 compared to the second quarter of 2021. Additionally, policy acquisition costs decreased by $14,676,000 in the second quarter of 2022 compared to the second quarter of 2021.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2022	2021	Change
Net loss and LAE	$81,880	$99,696	$(17,816)
% of Gross earned premiums	42.5%	39.1%	3.4 pts
% of Net earned premiums	136.6%	97.1%	39.5 pts
Less:
Current year catastrophe losses	$23,140	$37,819	$(14,679)
Prior year reserve (favorable) development	9,652	223	9,429
Underlying loss and LAE (1)	$49,088	$61,654	$(12,566)
% of Gross earned premiums	25.5%	24.2%	1.3 pts
% of Net earned premiums	81.9%	60.1%	21.8 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Three Months Ended June 30,
	2022	2021	Change
Policy acquisition costs	$9,060	$23,736	$(14,676)
Operating and underwriting	11,805	12,533	(728)
General and administrative	11,571	10,952	619
Total Operating Expenses	$32,436	$47,221	$(14,785)
% of Gross earned premiums	16.8%	18.5%	(1.7) pts
% of Net earned premiums	54.1%	46.0%	8.1 pts

Loss and LAE attributable to our personal lines operating segment decreased by $17,816,000, or 17.9%, to $81,880,000 for the second quarter of 2022 from $99,696,000 for the second quarter of 2021. Loss and LAE expense as a percentage of net earned premiums increased 39.5 points to 136.6% for the second quarter of 2022, compared to 97.1% for the second quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2022 would have been 25.5%, an increase of 1.3 points from 24.2% during the second quarter of 2021.

Policy acquisition costs attributable to our personal lines operating segment decreased by $14,676,000, or 61.8%, to $9,060,000 for the second quarter of 2022 from $23,736,000 for the second quarter of 2021, primarily due to a decrease in agent commissions, premium taxes, and policy administration fees of $14,597,000, $2,562,000 and $979,000, respectively, which fluctuate in conjunction with the quarter-over-quarter decrease in personal lines gross written premium. In addition, reinsurance commission income decreased by $3,588,000, driven by changes in the terms of our quota share reinsurance agreements.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $728,000, or 5.8%, to $11,805,000 for the second quarter of 2022 from $12,533,000 for the second quarter of 2021, due to decreased investment in technology of $929,000 in 2022.

General and administrative expenses attributable to our personal lines operating segment remained relatively flat, increasing by $619,000, or 5.7%, to $11,571,000 for the second quarter of 2022 from $10,952,000 for the second quarter of 2021.

UNITED INSURANCE HOLDINGS CORP.

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the three months ended June 30, 2022 increased $13,235,000, or 238.4%, to pre-tax income of $18,786,000 for the second quarter of 2022 from pre-tax income of $5,551,000 for the same period in 2021. The change in earnings was primarily driven by decreased loss and LAE incurred, partially offset by increased policy acquisition costs. The decrease in loss and LAE incurred can be attributed to decreased catastrophe losses quarter-over-quarter. In addition, gross written premiums increased quarter-over-quarter. The details of the change in gross written premiums and policy acquisitions costs are described below.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $25,085,000, or 16.1%, to $181,067,000 for the second quarter ended June 30, 2022 from $155,982,000 for the same period in 2021. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and balancing our overall book of business to achieve a more even split between personal lines and commercial lines business. The breakdown of the commercial lines operating segment quarter-over-quarter changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2022	2021	Change
Direct Written and Assumed Premium by State (1)
Florida	$179,187	$152,440	$26,747
Texas	1,803	2,921	(1,118)
South Carolina	(78)	577	(655)
Total direct written premium by region	180,912	155,938	24,974
Assumed premium (2)	155	44	111
Total gross written premium by region	$181,067	$155,982	$25,085
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended June 30,
New and Renewal Policies(1) by State (2)	2022	2021	Change
Florida	1,956	2,146	(190)
Texas	14	41	(27)
South Carolina	1	12	(11)
Total	1,971	2,199	(228)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our commercial lines operating segment for the three months ended June 30, 2022 decreased $6,959,000, or 18.0%, to $31,670,000 from $38,629,000 for the same period in 2021. The decrease in expenses was primarily due to a decrease in loss and LAE of $10,174,000 in the second quarter of 2022 compared to the second quarter of 2021. This was partially offset by a $2,337,000 increase in policy acquisition costs in the second quarter of 2022 compared to the second quarter of 2021, the details of which can be seen below.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2022	2021	Change
Net loss and LAE	$8,194	$18,368	$(10,174)
% of Gross earned premiums	7.2%	18.1%	(10.9) pts
% of Net earned premiums	15.9%	42.9%	(27.0) pts
Less:
Current year catastrophe losses	$(2,587)	$2,438	$(5,025)
Prior year reserve (favorable) development	(1,886)	(595)	(1,291)
Underlying loss and LAE (1)	$12,667	$16,525	$(3,858)
% of Gross earned premiums	11.2%	16.3%	(5.1) pts
% of Net earned premiums	24.5%	38.6%	(14.1) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Three Months Ended June 30,
	2022	2021	Change
Policy acquisition costs	$19,928	$17,591	$2,337
Operating and underwriting	1,127	932	195
General and administrative	2,421	1,738	683
Total Operating Expenses	$23,476	$20,261	$3,215
% of Gross earned premiums	20.7%	20.0%	0.7 pts
% of Net earned premiums	45.6%	47.3%	(1.7) pts

Loss and LAE attributable to our commercial lines operating segment decreased by $10,174,000, or 55.4%, to $8,194,000 for the second quarter of 2022 from $18,368,000 for the second quarter of 2021. Loss and LAE expense as a percentage of net earned premiums decreased 27.0 points to 15.9% for the second quarter of 2022, compared to 42.9% for the second quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2022 would have been 11.2%, a decrease of 5.1 points from 16.3% during the second quarter of 2021.

Policy acquisition costs attributable to our commercial lines operating segment increased by $2,337,000, or 13.3%, to $19,928,000 for the second quarter of 2022 from $17,591,000 for the second quarter of 2021, driven by increases to external management fees and premium taxes of $3,742,000 and $414,000, respectively, both of which fluctuate in conjunction with the quarter-over-quarter increase in commercial lines gross written premium. This was partially offset by an increase to our ceding commission income related to changes in our quota share reinsurance agreements of $1,822,000.

Operating and underwriting expenses attributable to our commercial lines operating segment increased by $195,000, or 20.9%, to $1,127,000 for the second quarter of 2022 from $932,000 for the second quarter of 2021, driven by increased allocations of expenses for investments in technology of $99,000.

General and administrative expenses attributable to our commercial lines operating segment increased by $683,000, or 39.3%, to $2,421,000 for the second quarter of 2022 from $1,738,000 for the second quarter of 2021, driven by a $430,000 increase in allocated external fees related to legal, audit, actuarial and tax services provided during the quarter. In addition, allocated salary related expenses increased $99,000 for the second quarter of 2022 compared to the same period in 2021.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

Net losses attributable to UIHC for the six months ended June 30, 2022 increased $60,920,000, or 147.6%, to a net loss of $102,201,000 from $41,281,000 for the same period in 2021. The change in earnings was primarily due to an increase in our provision for income taxes from the recognition of a valuation allowance against our deferred tax asset during the year of $43,660,000. Total revenue also decreased as a result of decreased gross written premiums year-over-year as described below. This decrease in revenues was partially offset by decreased expenses for the quarter, driven by a decrease in loss and LAE incurred driven lower current year catastrophe and non-catastrophe losses as a result of our reduced exposure in 2022 and lower prior year loss development. Policy acquisition costs also decreased year over year, as described below.

Revenue

Our gross written premiums decreased $98,441,000, or 13.3%, to $639,621,000 for the six months ended June 30, 2022 from $738,062,000 for the same period in 2021. This decrease was driven primarily by the transition of the Northeast business to HCPCI in the fourth quarter of 2021 and the first half of 2022. In addition, we experienced a decline in written premiums across our personal lines business, due to underwriting actions taken throughout 2021 and during the first half of 2022. Our commercial written premiums have increased year over year, offsetting the personal lines decrease in Florida, resulting in a net increase for the region. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$504,678	$477,313	$27,365
Gulf	98,345	120,273	(21,928)
Southeast	31,885	51,890	(20,005)
Northeast	4,437	88,494	(84,057)
Total direct written premium by region	639,345	737,970	(98,625)
Assumed premium (2)	276	92	184
Total gross written premium by region	$639,621	$738,062	$(98,441)

Gross Written Premium by Line of Business
Personal property (3)	$330,590	$474,040	$(143,450)
Commercial property	309,031	264,022	45,009
Total gross written premium by line of business	$639,621	$738,062	$(98,441)
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, and South Carolina as of June 1, 2022 as the policies have transitioned to HCPCI.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.
(3) Includes gross written premium from flood policies.

UNITED INSURANCE HOLDINGS CORP.

	Six Months Ended June 30,
New and Renewal Policies (1) By Region (2)	2022	2021	Change
Florida	80,849	113,395	(32,546)
Gulf	40,927	60,544	(19,617)
Northeast	20,943	63,099	(42,156)
Southeast	17,805	35,393	(17,588)
Total	160,524	272,431	(111,907)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, and South Carolina as of June 1, 2022 as the policies have transitioned to HCPCI.

Expenses

Expenses for the six months ended June 30, 2022 decreased $79,338,000, or 21.1%, to $296,985,000 from $376,323,000 for the same period in 2021. The decrease in expenses was primarily due to an $52,403,000 decrease in our loss and LAE and a $27,144,000 decrease in our policy acquisition costs. We also experienced a $1,437,000 decrease in our operating expenses year-over-year. These decreases were partially offset by a $1,505,000 increase in our administrative expenses year-over-year.

	Six Months Ended June 30,
	2022	2021	Change
Net loss and LAE	$181,442	$233,845	$(52,403)
% of Gross earned premiums	29.0%	32.8%	(3.8) pts
% of Net earned premiums	85.5%	80.2%	5.3 pts
Less:
Current year catastrophe losses	$49,169	$64,222	$(15,053)
Prior year reserve (favorable) development	9,199	29,397	(20,198)
Underlying loss and LAE (1)	$123,074	$140,226	$(17,152)
% of Gross earned premiums	19.7%	19.7%	— pts
% of Net earned premiums	58.0%	48.1%	9.9 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Six Months Ended June 30,
	2022	2021	Change
Policy acquisition costs	$55,004	$82,148	$(27,144)
Operating and underwriting	25,267	26,704	(1,437)
General and administrative	30,499	28,994	1,505
Total operating expenses	$110,770	$137,846	$(27,076)
% of Gross earned premiums	17.7%	19.3%	(1.6) pts
% of Net earned premiums	52.2%	47.3%	4.9 pts

Loss and LAE decreased $52,403,000, or 22.4%, to $181,442,000 for the six months ended June 30, 2022 from $233,845,000 for the same period in 2021. Loss and LAE expense as a percentage of net earned premiums increased 5.3 points to 85.5% for the six months ended June 30, 2022, compared to 80.2% for the same period in 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2022 was 19.7%, unchanged from the six months ended June 30, 2021.

Policy acquisition costs decreased $27,144,000, or 33.0%, to $55,004,000 for the six months ended June 30, 2022 from $82,148,000 for the same period in 2021. The primary driver of the decrease was a decrease in the Company's agent

UNITED INSURANCE HOLDINGS CORP.

commissions, premium taxes, and policy administration fees of $23,952,000, $3,600,000 and $1,574,000, respectively, which fluctuate in conjunction with the year-over-year decrease in personal lines gross written premium. In addition, there was an increase of $3,612,000 in ceding commission income as a result of changes made to the terms of our quota share agreements. This was partially offset by a $5,965,000 increase in external management fees incurred during 2022 as a result of an increased volume of commercial written premium.

Operating expenses decreased $1,437,000, or 5.4%, to $25,267,000 for the six months ended June 30, 2022 from $26,704,000 for the same period in 2021, primarily due to decreased investments in technology of $1,318,000.

General and administrative expenses increased $1,505,000, or 5.2%, to $30,499,000 for the six months ended June 30, 2022 from $28,994,000 for the same period in 2021 primarily due to a $1,607,000 increase in external fees related to legal, audit, actuarial and tax services provided during the year.

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the six months ended June 30, 2022 decreased $36,579,000, or 54.7%, to a pre-tax loss of $103,481,000 from a pre-tax loss of $66,902,000 for the same period in 2021. The change in pretax earnings was primarily driven by a decrease in revenues during 2022 compared to the same period in 2021. This change was driven by decreased gross written premiums, the details of which are described below. The decrease in revenues was partially offset by lower loss and LAE incurred, driven by decreased unfavorable development on prior year catastrophe and non-catastrophe losses. Policy acquisition costs also decreased for the period, the details of which are described below.

Revenue

Our gross written premiums attributable to our personal lines operating segment decreased $143,450,000 or 30.3%, to $330,590,000 for the six months ended June 30, 2022 from $474,040,000 for the same period in 2021. This decrease was driven primarily by the transition of our Northeast business to HCPCI in the fourth quarter of 2021 and first half of 2022. In addition, direct written premiums have declined across our personal lines business, due to underwriting actions taken throughout 2021 and in the first half of 2022. The breakdown of the personal lines operating segment year-over-year changes in direct written premiums by region is shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$199,727	$222,186	$(22,459)
Gulf	94,556	112,810	(18,254)
Southeast	31,870	50,550	(18,680)
Northeast	4,437	88,494	(84,057)
Total gross written premium by region	$330,590	$474,040	$(143,450)
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, and South Carolina as of June 1, 2022 as the policies have transitioned to HCPCI.

UNITED INSURANCE HOLDINGS CORP.

	Six Months Ended June 30,
New and Renewal Policies(1) by Region (2)	2022	2021	Change
Florida	77,421	109,735	(32,314)
Gulf	40,895	60,448	(19,553)
Northeast	20,943	63,099	(42,156)
Southeast	17,803	35,367	(17,564)
Total	157,062	268,649	(111,587)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the quarter.
(2) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, and South Carolina as of June 1, 2022 as the policies have transitioned to HCPCI.

Expenses

Expenses attributable to our personal lines operating segment for the six months ended June 30, 2022 decreased $71,459,000, or 24.1%, to $225,311,000 from $296,770,000 for the same period in 2021. The decrease in expenses was primarily due to a decrease in loss and LAE expenses of $42,537,000 during 2022 compared to the same period in 2021. In addition, policy acquisition costs decreased by $27,896,000 and our operating costs decreased $1,610,000 during 2022 compared to the same period in 2021.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Six Months Ended June 30,
	2022	2021	Change
Net loss and LAE	$159,134	$201,671	$(42,537)
% of Gross earned premiums	39.4%	39.3%	0.1 pts
% of Net earned premiums	137.9%	97.6%	40.3 pts
Less:
Current year catastrophe losses	$48,651	$57,425	$(8,774)
Prior year reserve (favorable) development	12,888	30,225	(17,337)
Underlying loss and LAE (1)	$97,595	$114,021	$(16,426)
% of Gross earned premiums	24.1%	22.2%	1.9 pts
% of Net earned premiums	84.6%	55.2%	29.4 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Six Months Ended June 30,
	2022	2021		Change
Policy acquisition costs	$18,398	$46,294		$(27,896)
Operating and underwriting	22,853	24,463		(1,610)
General and administrative	24,875	24,295		580
Total Operating Expenses	$66,126	$95,052		$(28,926)
% of Gross earned premiums	16.4%	18.5%		(2.1) pts
% of Net earned premiums	57.3%	46.0%	0.46	11.3 pts

Loss and LAE attributable to our personal lines operating segment decreased by $42,537,000, or 21.1%, to $159,134,000 for the six months ended June 30, 2022 from $201,671,000 for the same period in 2021. Loss and LAE expense as a percentage of net earned premiums increased 40.3 points to 137.9% for the six months ended June 30, 2022, compared to 97.6% for the same period in 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2022 would have been 24.1%, an increase of 1.9 points from 22.2% for the same period in 2021.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs attributable to our personal lines operating segment decreased by $27,896,000, or 60.3%, to $18,398,000 for the six months ended June 30, 2022 from $46,294,000 for the same period in 2021, primarily due to a decrease in agent commissions, premium taxes, and policy administration fees of $22,673,000, $4,876,000 and $1,557,000, respectively, which fluctuate in conjunction with the year-over-year decrease in personal lines gross written premium. This was partially offset by reinsurance commission income decreasing by $1,683,000, driven by changes in the terms of our quota share agreements.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $1,610,000, or 6.6%, to $22,853,000 for the six months ended June 30, 2022 from $24,463,000 for the same period in 2021, due to decreased investments in technology of $1,496,000.

General and administrative expenses attributable to our personal lines operating segment remained relatively flat, increasing by $580,000, or 2.4%, to $24,875,000 for the six months ended June 30, 2022 from $24,295,000 for the same period in 2021.

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the six months ended June 30, 2022 increased $16,862,000, or 124.8%, to pre-tax income of $30,368,000 from pre-tax income of $13,506,000 for the same period in 2021. The change in earnings was primarily driven by increased gross written premiums, the details of which are described below. In addition, loss and LAE incurred decreased during 2022 compared to the same period in 2021, driven by decreased catastrophe losses year-over-year.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $45,009,000, or 17.0%, to $309,031,000 for the six months ended June 30, 2022 from $264,022,000 for the same period in 2021. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and balancing our overall book of business to achieve a more even split between personal lines and commercial lines business. The breakdown of the commercial lines operating segment year-over-year changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2022	2021	Change
Direct Written and Assumed Premium by State (1)
Florida	$304,951	$255,127	$49,824
Texas	3,789	7,463	(3,674)
South Carolina	15	1,340	(1,325)
Total direct written premium by region	308,755	263,930	44,825
Assumed premium (2)	276	92	184
Total gross written premium by region	$309,031	$264,022	$45,009
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.

	Six Months Ended June 30,
New and Renewal Policies(1) by State (2)	2022	2021	Change
Florida	3,428	3,660	(232)
Texas	32	96	(64)
South Carolina	2	26	(24)
Total	3,462	3,782	(320)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our commercial lines operating segment for the six months ended June 30, 2022 decreased $7,980,000, or 10.8%, to $65,891,000 from $73,871,000 for the same period in 2021. The decrease in expenses was primarily due to a decrease in loss and LAE of $9,866,000 during 2022 compared to the same period in 2021. This was partially offset by a $1,099,000 increase in administrative expenses and a $752,000 increase in policy acquisition costs in 2022 compared to the same period in 2021.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Six Months Ended June 30,
	2022	2021	Change
Net loss and LAE	$22,308	$32,174	$(9,866)
% of Gross earned premiums	10.1%	16.1%	(6.0) pts
% of Net earned premiums	23.0%	38.0%	(15.0) pts
Less:
Current year catastrophe losses	$518	$6,797	$(6,279)
Prior year reserve (favorable) development	(3,689)	(828)	(2,861)
Underlying loss and LAE (1)	$25,479	$26,205	$(726)
% of Gross earned premiums	11.5%	13.1%	(1.6) pts
% of Net earned premiums	26.3%	30.9%	(4.6) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Six Months Ended June 30,
	2022	2021	Change
Policy acquisition costs	$36,606	$35,854	$752
Operating and underwriting	2,236	2,201	35
General and administrative	4,741	3,642	1,099
Total Operating Expenses	$43,583	$41,697	$1,886
% of Gross earned premiums	19.7%	20.9%	(1.2) pts
% of Net earned premiums	45.0%	49.2%	(4.2) pts

Loss and LAE attributable to our commercial lines operating segment decreased by $9,866,000, or 30.7%, to $22,308,000 for the six months ended June 30, 2022 from $32,174,000 for the same period in 2021. Loss and LAE expense as a percentage of net earned premiums decreased 15.0 points to 23.0% for the six months ended June 30, 2022 compared to 38.0% for the same period in 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2022 would have been 11.5%, a decrease of 1.6 points from 13.1% during the same period in 2021.

Policy acquisition costs attributable to our commercial lines operating segment remained relatively flat, increasing by $752,000, or 2.1%, to $36,606,000 for the six months ended June 30, 2022 from $35,854,000 for the same period in 2021.

Operating and underwriting expenses attributable to our commercial lines operating segment remained relatively flat, increasing by $35,000, or 1.6%, to $2,236,000 for the six months ended June 30, 2022 from $2,201,000 for the same period in 2021.

General and administrative expenses attributable to our commercial lines operating segment increased by $1,099,000, or 30.2%, to $4,741,000 for the six months ended 2022 from $3,642,000 for the same period in 2021, driven by a $682,000 increase in allocated external fees related to legal, audit, actuarial and tax services provided during the quarter. In addition, we incurred $183,000 in additional allocated salary expenses in 2022 compared to the same period in 2021.

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

During the three months ended June 30, 2022, the Company made capital contributions of $31,000,000 and $3,200,000 each to our insurance subsidiaries, UPC and FSIC. The contribution made to FSIC was made prior to the merging of FSIC into UPC. During the six months ended June 30, 2022, the Company made capital contributions of $39,000,000 and $11,200,000 each to our insurance subsidiaries, UPC and FSIC. During the three months ended June 30, 2021, the Company made a capital contribution of $10,000,000 to our insurance subsidiary, ACIC. During the six months ended June 30, 2021, IIC paid a dividend of $3,500,000 to the Company. In addition, the Company made capital contributions of $3,500,000 and $10,000,000 to our insurance subsidiaries, FSIC and ACIC, respectively. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. However, during the three and six month periods ended June 30, 2022, the disruptions did not have an impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. We expect to continue to maintain financing flexibility in the current market conditions.

UNITED INSURANCE HOLDINGS CORP.

Cash Flows for the six months ended June 30, 2022 and 2021 (in millions)

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

During the six months ended June 30, 2022, we experienced cash inflows of $8,286,000 compared to cash outflows of $28,261,000 during the six months ended June 30, 2021. This change can be attributed primarily to a $136,353,000 decrease in our ceded unearned premiums as the result of our reinsurance changes effective December 2021 and June 30, 2022. Details of these changes are disclosed in Part I, "Reinsurance" above. In addition, during the six months ended June 30, 2022, the change in our unpaid loss and loss adjustment expenses, net of reinsurance recoverables on paid and unpaid losses, increased by $64,682,000, driven by an increase in recoveries on prior year catastrophe events.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the six months ended June 30, 2022, net sales of investments totaled $83,661,000 compared to net sales of investments of $54,649,000 during the six months ended June 30, 2021.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the six months ended June 30, 2022, cash used in financing activities increased $15,443,000 to $21,685,000 for the six months ended June 30, 2022 from $6,242,000 for the six months ended June 30, 2021. The increase in outflow in 2022 can be attributed to the return of capital to Kiln of $18,335,000 as a result of the stock re-purchase agreement and termination agreements effective June 30, 2022. This was partially offset by a decrease in dividend payments in 2022 of $2,597,000, since no dividend was declared in the second quarter of 2022.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2022, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2021. We had no material changes in our market risk during the six months ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2022, the Company is involved in legal proceedings whereby on August 18, 2021, a former employee of Skyway Legal Services, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware. The lawsuit alleges violations of and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. The Company, a named party to the lawsuit, denies that it employed the plaintiff and disputes the claims set forth in the lawsuit. The Company believes that an unfavorable outcome is neither probable nor estimable.

In addition, on January 13, 2022 Southern Florida Restoration (SFR) Services, LLC v. United Property and Casualty Insurance Company, et al. was filed in the United States District Court for the Middle District of Florida. The District Court dismissed the lawsuit on its own accord on January 14, 2022. SFR Services then filed an amended complaint on January 26, 2022. The complaint alleges four causes of action: (i) violation of the Federal Civil Racketeer Influenced and Corrupt

UNITED INSURANCE HOLDINGS CORP.

Organizations statute (18 U.S.C. § 1962(c)), (ii) breach of contract, (iii) fraud, and (iv) violation of the Florida Unfair Insurance Trade Practices Act (Fla. Stat. Chpt. 626). The plaintiff seeks unspecified damages. The Company believes that an unfavorable outcome is neither probable nor estimable. The defendants moved to dismiss the lawsuit on March 25, 2022 and their motion remains pending.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

10.1	Stock Re-purchase Agreement, dated as of June 30, 2022, by and among Journey Insurance Company and RJ Kiln & Co. (No. 3) Limited. (included as Exhibit 10.1 to the Form 8-K filed on June 7, 2022, and incorporated herein by reference).

10.2	Termination Agreement, dated as of June 30, 2022, by and among Journey Insurance Company and RJ Kiln & Co. (No. 3) Limited. (included as Exhibit 10.2 to the Form 8-K filed on June 7, 2022, and incorporated herein by reference).

10.3	Renewal Rights Agreement, dated as of June 9, 2022, by and among United Property and Casualty Insurance Company and Wright National Flood Insurance Company. (included as Exhibit 10.1 to the Form 8-K filed on June 14, 2022, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

August 8, 2022	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

August 8, 2022	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)