Form 10-Q
period 2022-09-30
UNITED INSURANCE HOLDINGS CORP.
filed 2022-11-09
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of November 4, 2022, 43,308,091 shares of common stock, par value $0.0001 per share, were outstanding.

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
•our ability to meet the standards for continued listing on Nasdaq;
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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $559,163 and $672,139, respectively)	$492,251	$663,602
Equity securities	36,495	37,958
Other investments (amortized cost of $16,780 and $17,131, respectively)	16,609	18,006
Total investments	$545,355	$719,566
Cash and cash equivalents	180,947	212,024
Restricted cash	42,300	33,254
Total cash, cash equivalents and restricted cash	$223,247	$245,278
Accrued investment income	3,203	3,296
Property and equipment, net	26,709	31,561
Premiums receivable, net (credit allowance of $28 and $32, respectively)	45,214	79,166
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $552 and $563, respectively)	1,547,282	997,120
Ceded unearned premiums	373,558	430,631
Goodwill	59,476	73,045
Deferred policy acquisition costs, net	71,204	38,520
Intangible assets, net	15,940	18,375
Other assets	30,939	62,015
Total Assets	$2,942,127	$2,698,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,679,567	$1,084,450
Unearned premiums	612,904	644,940
Reinsurance payable on premiums	200,568	248,625
Payments outstanding	105,200	114,524
Accounts payable and accrued expenses	76,358	76,258
Operating lease liability	1,416	1,934
Other liabilities	32,996	39,324
Notes payable, net	152,684	156,561
Total Liabilities	$2,861,693	$2,366,616
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,497,890 and 43,360,429 issued, respectively; 43,285,807 and 43,370,442 outstanding, respectively	4	4
Additional paid-in capital	395,192	394,268
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(64,805)	(6,531)
Retained earnings (deficit)	(249,526)	(74,904)
Total stockholders' equity attributable to United Insurance Holdings Corp. (UIHC) stockholders	$80,434	$312,406
Noncontrolling interests (NCI)	—	19,551
Total Stockholders' Equity	$80,434	$331,957
Total Liabilities and Stockholders' Equity	$2,942,127	$2,698,573
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE:
Gross premiums written	$255,203	$322,493	$894,824	$1,060,555
Change in gross unearned premiums	46,693	30,968	32,036	6,002
Gross premiums earned	301,896	353,461	926,860	1,066,557
Ceded premiums earned	(185,709)	(200,190)	(598,411)	(621,877)
Net premiums earned	116,187	153,271	328,449	444,680
Net investment income	4,269	3,471	9,887	10,737
Net realized investment gains (losses)	(9)	5,537	(1,856)	5,916
Net unrealized gains (losses) on equity securities	(2,518)	(3,293)	(9,870)	1,709
Other revenue	5,859	3,754	15,337	16,941
Total revenue	123,788	162,740	341,947	479,983
EXPENSES:
Losses and loss adjustment expenses	117,228	102,769	298,670	336,614
Policy acquisition costs	38,944	46,925	93,948	129,073
Operating expenses	9,615	15,429	34,882	42,133
General and administrative expenses	26,391	13,940	56,890	42,934
Interest expense	2,392	2,378	7,165	7,010
Total expenses	194,570	181,441	491,555	557,764
Loss before other income	(70,782)	(18,701)	(149,608)	(77,781)
Other income (loss)	(15)	101	1,599	126
Loss before income taxes	(70,797)	(18,600)	(148,009)	(77,655)
Provision (benefit) for income taxes	87	(3,482)	25,187	(20,656)
Net Loss	$(70,884)	$(15,118)	$(173,196)	$(56,999)
Less: Net loss attributable to NCI	—	(796)	(111)	(1,396)
Net loss attributable to UIHC	$(70,884)	$(14,322)	$(173,085)	$(55,603)
OTHER COMPREHENSIVE LOSS:
Change in net unrealized gains (losses) on investments	(15,953)	2,401	(60,232)	(11,096)
Reclassification adjustment for net realized investment losses (gains)	9	(5,537)	1,856	(5,916)
Income tax benefit related to items of other comprehensive loss	—	744	49	4,108
Total comprehensive loss	$(86,828)	$(17,510)	$(231,523)	$(69,903)
Less: Comprehensive loss attributable to NCI	—	(844)	(164)	(1,601)
Comprehensive loss attributable to UIHC	$(86,828)	$(16,666)	$(231,359)	$(68,302)

Weighted average shares outstanding
Basic	43,075,234	42,971,535	43,035,374	42,940,458
Diluted	43,075,234	42,971,535	43,035,374	42,940,458

Earnings available to UIHC common stockholders per share
Basic	$(1.65)	$(0.33)	$(4.02)	$(1.29)
Diluted	$(1.65)	$(0.33)	$(4.02)	$(1.29)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2021	43,227,957	$4	$393,524	$(431)	$(662)	$(53,102)	$339,333	$21,089	$360,422
Net loss	—	—	—	—	—	(14,322)	(14,322)	(796)	(15,118)
Other comprehensive loss, net	—	—	—	—	(2,344)	—	(2,344)	(48)	(2,392)
Stock Compensation	(20,567)	—	320	—	—	—	320	—	320
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,576)	(2,576)	—	(2,576)
September 30, 2021	43,207,390	$4	$393,844	$(431)	$(3,006)	$(70,000)	$320,411	$20,245	$340,656

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2022	43,313,166	$4	$394,902	$(431)	$(48,861)	$(178,642)	$166,972	$—	$166,972
Net loss	—	—	—	—	—	(70,884)	(70,884)	—	(70,884)
Other comprehensive loss, net	—	—	—	—	(15,944)	—	(15,944)	—	(15,944)
Stock Compensation	(27,359)	—	290	—	—	—	290	—	290
September 30, 2022	43,285,807	$4	$395,192	$(431)	$(64,805)	$(249,526)	$80,434	$—	$80,434

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2020	43,075,877	$4	$393,122	$(431)	$9,693	$(6,635)	$395,753	$21,846	$417,599
Net loss	—	—	—	—	—	(55,603)	(55,603)	(1,396)	(56,999)
Other comprehensive loss, net	—	—	—	—	(12,699)	—	(12,699)	(205)	(12,904)
Stock Compensation	131,513	—	722	—	—	—	722	—	722
Cash dividends on common stock ($0.18 per common share)	—	—	—	—	—	(7,762)	(7,762)	—	(7,762)
September 30, 2021	43,207,390	$4	$393,844	$(431)	$(3,006)	$(70,000)	$320,411	$20,245	$340,656

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2021	43,370,442	$4	$394,268	$(431)	$(6,531)	$(74,904)	$312,406	$19,551	$331,957
Net loss	—	—	—	—	—	(173,085)	(173,085)	(111)	(173,196)
Other comprehensive loss, net	—	—	—	—	(58,274)	—	(58,274)	(53)	(58,327)
Return of Capital to NCI	—	—	—	—	—	1,052	1,052	(19,387)	(18,335)
Stock Compensation	(84,635)	—	924	—	—	—	924	—	924
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
September 30, 2022	43,285,807	$4	$395,192	$(431)	$(64,805)	$(249,526)	$80,434	$—	$80,434

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(173,196)	$(56,999)
Adjustments to reconcile net loss to net cash provided used in operating activities:
Depreciation and amortization, including goodwill impairment	21,071	9,045
Bond amortization and accretion	4,408	6,831
Net realized losses (gains) on investments	1,856	(5,916)
Net unrealized losses (gains) on equity securities	9,870	(1,709)
Provision for uncollectable premiums	4	115
Provision for uncollectable reinsurance recoverables	11	(382)
Provision for uncollectable notes receivable	—	20
Deferred income taxes, net	24,620	(20,535)
Stock based compensation	924	738
Stock received as consideration for renewal rights agreement	—	(5,007)
Settlement of receivable owed by HCI in connection with purchase agreement	3,800	—
Gain on sale of property and equipment	(1,688)
Fixed asset disposal	473	18
Changes in operating assets and liabilities:
Accrued investment income	93	697
Premiums receivable	33,948	24,025
Reinsurance recoverable on paid and unpaid losses	(550,173)	(530,193)
Ceded unearned premiums	57,073	(88,894)
Deferred policy acquisition costs, net	(32,684)	(3,265)
Other assets	3,313	4,389
Unpaid losses and loss adjustment expenses	595,117	419,511
Unearned premiums	(32,036)	(6,002)
Reinsurance payable on premiums	(48,057)	94,477
Payments outstanding	(9,324)	57,848
Accounts payable and accrued expenses	100	(18,610)
Operating lease liability	(518)	(273)
Other liabilities	(6,937)	10,527
Net cash used in operating activities	$(97,932)	$(109,544)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	128,315	209,021
Equity securities	88	11,121
Other investments	2,261	64,097
Purchases of:
Fixed maturities	(21,592)	(177,301)
Equity securities	(7,459)	(22,575)
Other investments	(1,911)	(42,521)
Proceeds from sale of property and equipment	4,196	—
Cost of property, equipment and capitalized software acquired	(2,926)	(3,818)
Net cash provided by investing activities	$100,972	$38,024
FINANCING ACTIVITIES
Repayments of borrowings	(4,147)	(1,143)
Dividends	(2,589)	(7,762)
Tax withholding payment related to net settlement of equity awards	—	(16)
Return of capital in connection with termination of noncontrolling interest	(18,335)	—
Net cash used in financing activities	$(25,071)	$(8,921)
Increase in cash, cash equivalents and restricted cash	(22,031)	(80,441)
Cash, cash equivalents and restricted cash at beginning of period	245,278	301,498
Cash, cash equivalents and restricted cash at end of period	$223,247	$221,057
Supplemental Cash Flows Information
Interest paid	$4,823	$4,809
Income taxes paid (refunded)	$1,444	$(5,119)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes and services residential personal and commercial property and casualty insurance policies using a network of agents and three wholly-owned insurance subsidiaries. Our original insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999. Our two other insurance subsidiaries are Interboro Insurance Company (IIC), acquired via merger on April 29, 2016; and American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017.

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

Our primary products are homeowners' and commercial residential property insurance. We currently offer personal residential insurance in seven states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in Florida. During 2022, we also wrote commercial residential insurance in South Carolina, and Texas, however, effective May 1, 2022, we no longer write in these states. We are also licensed to write personal residential insurance in an additional eleven states; however, we have not commenced writing or no longer write in these states.

On August 25, 2022, we announced that UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entail non-renewing personal lines policies in these states. With this action, UPC will effectively be placed into an orderly run-off so long as UPC remains in compliance with the rules and regulations of each state. Additionally, we announced that Demotech, Inc. (Demotech), an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating.

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

Effective June 1, 2022, we entered into a quota share reinsurance agreement with TypTap Insurance Company (Typtap). Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. Effective June 1, 2022, we began the transition of South Carolina policies to Homeowners Choice Property and Casualty, Inc (HCPCI) in connection with our renewal rights agreement. As a result, these policies will no longer be covered under this agreement upon their renewal. This agreement replaces the 85% quota share agreement with HCPCI effective December 31, 2021.

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
September 30, 2022
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

(c)Impact of COVID-19 and Financial Status

We did not experience a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders during the three and nine months ended September 30, 2022. In addition, the COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended September 30, 2022.

Additionally, during the fourth quarter of 2021 we implemented our new flexible work policy. This policy allows all employees to work remotely permanently, with the return to our offices being completely voluntary at this time. We will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Income Taxes

In June 2022, we assessed our deferred tax position and believe it is more likely than not that the benefit from certain net operating loss (NOL) carryforwards will not be realized. In recognition of this risk, we have recorded a valuation allowance of $57,511,000 against our deferred tax assets as of September 30, 2022. If our assumptions change and we determine that we will be able to realize these NOLs, we will reverse the valuation allowance accordingly.

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
September 30, 2022

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

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the three and nine months ended September 30, 2022 and 2021:

•Both operating segments follow the accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021;
•Neither operating segment experienced significant noncash transactions outside of depreciation and amortization for the three and nine months ended September 30, 2022 and 2021, and the receipt of HCI common stock during the three months ended March 31, 2021, in connection with our Northeast Renewal Agreement.

The tables below present the information for each of the reportable segment's profit or loss, as well as segment assets for the three and nine months ended September 30, 2022 and 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

	Three Months Ended September 30, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$76,867	$178,336	$—	$255,203
Change in gross unearned premiums	42,953	3,740	—	46,693
Gross premiums earned	119,820	182,076	—	301,896
Ceded premiums earned	(60,301)	(125,408)	—	(185,709)
Net premiums earned	59,519	56,668	—	116,187
Net investment income	1,756	2,498	15	4,269
Net realized gains (losses)	—	(9)	—	(9)
Net unrealized losses on equity securities	(897)	(1,621)	—	(2,518)
Other revenue	1,178	4,678	3	5,859
Total revenues	61,556	62,214	18	123,788
EXPENSES:
Losses and loss adjustment expenses	34,229	82,999	—	117,228
Policy acquisition costs	22,430	16,514	—	38,944
Operating expenses	717	8,788	110	9,615
General and administrative expenses (2)	2,428	23,643	320	26,391
Interest expense	—	34	2,358	2,392
Total expenses	59,804	131,978	2,788	194,570
Income (loss) before other income	1,752	(69,764)	(2,770)	(70,782)
Other income (loss)	10	(25)	—	(15)
Income (loss) before income taxes	$1,762	$(69,789)	(2,770)	(70,797)
Benefit for income taxes			87	87
Net income (loss)			$(2,857)	$(70,884)
Less: Net loss attributable to noncontrolling interests			—	—
Net income (loss) attributable to UIHC			$(2,857)	$(70,884)

Loss ratio, net (3) (4)	57.5%	146.5%		100.9%
Expense ratio (3) (5)	43.0%	86.4%		64.5%
Combined ratio (3) (6)	100.5%	232.9%		165.4%

Total segment assets	$1,354,893	$1,357,892	$229,342	$2,942,127
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $15,136,000 and $673,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively. Personal lines depreciation and amortization expenses includes $13,569,000 related to the impairment of goodwill.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

	Three Months Ended September 30, 2021
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$64,384	$258,109	$—	$322,493
Change in gross unearned premiums	40,607	(9,639)	—	30,968
Gross premiums earned	104,991	248,470	—	353,461
Ceded premiums earned	(61,583)	(138,607)	—	(200,190)
Net premiums earned	43,408	109,863	—	153,271
Net investment income	1,166	2,294	11	3,471
Net realized gains (losses)	(2)	5,539	—	5,537
Net unrealized losses on equity securities	271	(3,564)	—	(3,293)
Other revenue	—	3,754	—	3,754
Total revenues	44,843	117,886	11	162,740
EXPENSES:
Losses and loss adjustment expenses	8,156	94,613	—	102,769
Policy acquisition costs	23,384	23,541	—	46,925
Operating expenses	1,422	13,777	230	15,429
General and administrative expenses (2)	1,685	11,895	360	13,940
Interest expense	—	19	2,359	2,378
Total expenses	34,647	143,845	2,949	181,441
Income (loss) before other income	10,196	(25,959)	(2,938)	(18,701)
Other income (loss)	—	101	—	101
Income (loss) before income taxes	$10,196	$(25,858)	(2,938)	(18,600)
Benefit for income taxes			(3,482)	(3,482)
Net income (loss)			$544	$(15,118)
Less: Net loss attributable to noncontrolling interests			(796)	(796)
Net income (loss) attributable to UIHC			$1,340	$(14,322)

Loss ratio, net (3) (4)	18.8%	86.1%		67.1%
Expense ratio (3) (5)	61.0%	44.8%		49.8%
Combined ratio (3) (6)	79.8%	130.9%		116.9%

Total segment assets	$1,298,042	$1,567,412	$463,132	$3,328,586
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $1,372,000 and $876,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

	Nine Months Ended September 30, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$385,898	$508,926	$—	$894,824
Change in gross unearned premiums	(45,395)	77,431	—	32,036
Gross premiums earned	340,503	586,357	—	926,860
Ceded premiums earned	(184,094)	(414,317)	—	(598,411)
Net premiums earned	156,409	172,040	—	328,449
Net investment income	4,359	5,494	34	9,887
Net realized gains (losses)	(77)	(1,779)	—	(1,856)
Net unrealized losses on equity securities	(4,056)	(5,812)	(2)	(9,870)
Other revenue	1,178	14,156	3	15,337
Total revenues	157,813	184,099	35	341,947
EXPENSES:
Losses and loss adjustment expenses	56,537	242,133	—	298,670
Policy acquisition costs	59,036	34,912	—	93,948
Operating expenses	2,953	31,641	288	34,882
General and administrative expenses (2)	7,169	48,518	1,203	56,890
Interest expense	—	85	7,080	7,165
Total expenses	125,695	357,289	8,571	491,555
Income (loss) before other income	32,118	(173,190)	(8,536)	(149,608)
Other income (loss)	12	(80)	1,667	1,599
Income (loss) before income taxes	$32,130	$(173,270)	(6,869)	(148,009)
Benefit for income taxes			25,187	25,187
Net income (loss)			$(32,056)	$(173,196)
Less: Net loss attributable to noncontrolling interests			(111)	(111)
Net income (loss) attributable to UIHC			$(31,945)	$(173,085)

Loss ratio, net (3) (4)	36.1%	140.7%		90.9%
Expense ratio (3) (5)	44.2%	66.9%		56.5%
Combined ratio (3) (6)	80.3%	207.6%		147.4%

Total segment assets	$1,354,893	$1,357,892	$229,342	$2,942,127
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $18,005,000 and $2,435,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively. Personal lines depreciation and amortization expenses includes $13,569,000 related to the impairment of goodwill.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

	Nine Months Ended September 30, 2021
	Commercial	Personal (1)	Adjustments		Consolidated
REVENUE:
Gross premiums written	$328,406	$732,149	$—		$1,060,555
Change in gross unearned premiums	(23,639)	29,641	—		6,002
Gross premiums earned	304,767	761,790	—		1,066,557
Ceded premiums earned	(176,678)	(445,199)	—		(621,877)
Net premiums earned	128,089	316,591	—		444,680
Net investment income	3,538	7,165	34		10,737
Net realized gains	(34)	5,950	—		5,916
Net unrealized losses on equity securities	627	1,082	—		1,709
Other revenue	—	16,941	—		16,941
Total revenues	132,220	347,729	34		479,983
EXPENSES:
Losses and loss adjustment expenses	40,330	296,284	—		336,614
Policy acquisition costs	59,238	69,835	—		129,073
Operating expenses	3,623	38,240	270		42,133
General and administrative expenses (2)	5,327	36,190	1,417	1417	42,934
Interest expense	—	66	6,944		7,010
Total expenses	108,518	440,615	8,631		557,764
Income (loss) before other income	23,702	(92,886)	(8,597)		(77,781)
Other income	—	126	—		126
Income (loss) before income taxes	$23,702	$(92,760)	(8,597)		(77,655)
Benefit for income taxes			(20,656)		(20,656)
Net income (loss)			$12,059		$(56,999)
Less: Net income attributable to noncontrolling interests			(1,396)		(1,396)
Net income (loss) attributable to UIHC			$13,455		$(55,603)

Loss ratio, net (3) (4)	31.5%	93.6%			75.7%
Expense ratio (3) (5)	53.2%	45.6%			48.2%
Combined ratio (3) (6)	84.7%	139.2%			123.9%

Total segment assets	$1,298,042	$1,567,412	$463,132		$3,328,586
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $5,537,000 and $2,509,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
4)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at September 30, 2022 and December 31, 2021:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
U.S. government and agency securities	$39,516	$—	$4,078	$35,438
Foreign government	3,373	—	44	3,329
States, municipalities and political subdivisions	65,759	1	7,594	58,166
Public utilities	21,467	—	2,459	19,008
Corporate securities	211,277	—	27,496	183,781
Mortgage-backed securities	153,223	14	20,653	132,584
Asset-backed securities	62,447	—	4,500	57,947
Redeemable preferred stocks	2,101	—	103	1,998
Total fixed maturities	$559,163	$15	$66,927	$492,251

December 31, 2021
U.S. government and agency securities	$50,373	$293	$1,326	$49,340
Foreign government	3,383	84	8	3,459
States, municipalities and political subdivisions	80,385	592	1,081	79,896
Public utilities	26,103	164	810	25,457
Corporate securities	246,933	2,303	4,793	244,443
Mortgage-backed securities	190,383	554	4,197	186,740
Asset-backed securities	70,569	116	523	70,162
Redeemable preferred stocks	4,010	106	11	4,105
Total fixed maturities	$672,139	$4,212	$12,749	$663,602

Equity securities are summarized as follows:

	September 30, 2022		December 31, 2021
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$32,137	88.0%	$33,064	87.1%
Public utilities	901	2.5	—	—
Nonredeemable preferred stocks	3,457	9.5	4,894	12.9
Total equity securities	$36,495	100.0%	$37,958	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine months ended September 30, 2022 and 2021, respectively:

	2022		2021
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,
Fixed maturities	$—	$20,507	$293	$50,112
Equity securities	—	—	5,505	10,512
Short-term investments	—	57	—	14,655
Total realized gains	—	20,564	5,798	75,279
Fixed maturities	(9)	245	(236)	16,086
Equity securities	—	—	—	56
Short-term investments	—	—	(25)	23,974
Total realized losses	(9)	245	(261)	40,116
Net realized investment gains (losses)	$(9)	$20,809	$5,537	$115,395
Nine Months Ended September 30,
Fixed maturities	$654	$82,348	$1,012	$161,314
Equity securities	—	—	5,507	10,535
Short-term investments	—	90	—	29,485
Total realized gains	654	82,438	6,519	201,334
Fixed maturities	(2,499)	45,940	(544)	47,707
Equity securities	(11)	88	(18)	575
Short-term investments	—	—	(41)	31,958
Total realized losses	(2,510)	46,028	(603)	80,240
Net realized investment gains (losses)	$(1,856)	$128,466	$5,916	$281,574

The table below summarizes our fixed maturities at September 30, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2022
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$25,360	4.5%	$25,200	5.1%
Due after one year through five years	184,937	33.1	169,320	34.5
Due after five years through ten years	121,858	21.8	98,100	19.9
Due after ten years	11,338	2.0	9,100	1.8
Asset and mortgage-backed securities	215,670	38.6	190,531	38.7
Total	$559,163	100.0%	$492,251	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
The following table summarizes our net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturities	$2,487	$3,091	$7,063	$10,113
Equity securities	268	184	658	512
Cash and cash equivalents	1,174	2	1,791	99
Other investments	496	558	971	843
Other assets	7	(92)	16	20
Investment income	4,432	3,743	10,499	11,587
Investment expenses	(163)	(272)	(612)	(850)
Net investment income	$4,269	$3,471	$9,887	$10,737

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

During the three and nine months ended September 30, 2022, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at September 30, 2022. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2022
U.S. government and agency securities	55	$331	$7,699	41	$3,747	$27,739
Foreign governments	3	37	1,322	1	7	2,007
States, municipalities and political subdivisions	66	2,303	25,930	49	5,291	31,260
Public utilities	33	510	5,737	18	1,949	13,271
Corporate securities	209	5,020	60,556	152	22,476	122,619
Mortgage-backed securities	122	2,912	38,867	128	17,741	93,152
Asset-backed securities	96	3,225	35,232	37	1,275	21,890
Redeemable preferred stocks	13	92	1,910	1	11	88
Total fixed maturities	597	$14,430	$177,253	427	$52,497	$312,026

December 31, 2021
U.S. government and agency securities	39	$971	$32,167	15	$355	$8,126
Foreign governments	1	8	2,010	—	—	—
States, municipalities and political subdivisions	63	761	41,670	8	320	11,423
Public utilities	14	346	12,719	7	464	7,708
Corporate securities	205	4,589	158,959	12	204	7,896
Mortgage-backed securities	138	2,638	111,636	37	1,559	41,786
Asset-backed securities	111	493	60,566	2	30	1,596
Redeemable preferred stocks	1	2	90	1	9	91
Total fixed maturities	572	$9,808	$419,817	82	$2,941	$78,626
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2022 and December 31, 2021. Changes in interest rates subsequent to September 30, 2022 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2022 and December 31, 2021:

	Total	Level 1	Level 2	Level 3
September 30, 2022
U.S. government and agency securities	$35,438	$—	$35,438	$—
Foreign government	3,329	—	3,329	—
States, municipalities and political subdivisions	58,166	—	58,166	—
Public utilities	19,008	—	19,008	—
Corporate securities	183,781	—	183,781	—
Mortgage-backed securities	132,584	—	132,584	—
Asset-backed securities	57,947	—	57,947	—
Redeemable preferred stocks	1,998	468	1,530	—
Total fixed maturities	492,251	468	491,783	—
Mutual funds	32,137	18,785	13,352	—
Public utilities	901	901	—	—
Non-redeemable preferred stocks	3,457	3,457	—	—
Total equity securities	36,495	23,143	13,352	—
Other investments (1)	454	300	154	—
Total investments	$529,200	$23,911	$505,289	$—

December 31, 2021
U.S. government and agency securities	$49,340	$—	$49,340	$—
Foreign government	3,459	—	3,459	—
States, municipalities and political subdivisions	79,896	—	79,896	—
Public utilities	25,457	—	25,457	—
Corporate securities	244,443	—	244,443	—
Mortgage-backed securities	186,740	—	186,740	—
Asset-backed securities	70,162	—	70,162	—
Redeemable preferred stocks	4,105	535	3,570	—
Total fixed maturities	663,602	535	663,067	—
Mutual Funds	33,064	24,652	8,412	—
Non-redeemable preferred stocks	4,894	4,894	—	—
Total equity securities	37,958	29,546	8,412	—
Other investments (1)	381	300	81	—
Total investments	$701,941	$30,381	$671,560	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at September 30, 2022 and December 31, 2021.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2022 and December 31, 2021, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended September 30, 2022, we transferred no investments between levels.

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

The information presented in the table below is as of September 30, 2022:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2022
Limited partnership investments (1)	$16,325	$1,496	$1,666	$16,155
Certificates of deposit	300	—	—	300
Short-term investments	155	—	1	154
Total other investments	$16,780	$1,496	$1,667	$16,609
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

The following table presents the components of restricted assets:

	September 30, 2022	December 31, 2021
Trust funds	$36,954	$32,211
Cash on deposit (regulatory deposits)	5,346	1,043
Total restricted cash	$42,300	$33,254

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	September 30, 2022	December 31, 2021
Invested assets on deposit (regulatory deposits)	$4,012	$2,885

5)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to UIHC common stockholders	$(70,884)	$(14,322)	$(173,085)	$(55,603)

Denominator:
Weighted-average shares outstanding	43,075,234	42,971,535	43,035,374	42,940,458
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	43,075,234	42,971,535	43,035,374	42,940,458

Earnings available to UIHC common stockholders per share
Basic	$(1.65)	$(0.33)	$(4.02)	$(1.29)
Diluted	$(1.65)	$(0.33)	$(4.02)	$(1.29)

See Note 16 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Land	$2,114	$2,114
Building and building improvements	6,726	9,211
Computer hardware and software (software in progress of $85 and $990, respectively)	42,229	40,358
Office furniture and equipment	3,216	3,067
Leasehold improvements	753	753
Leased vehicles(1)	1,746	2,308
Total, at cost	56,784	57,811
Less: accumulated depreciation and amortization	(30,075)	(26,250)
Property and equipment, net	$26,709	$31,561
(1) Includes vehicles under capital leases. See Note 11 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
Depreciation and amortization expense under property and equipment was $1,547,000 and $1,893,000 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense under property and equipment was $4,797,000 and $6,047,000 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we disposed of computer hardware and software totaling $596,000, primarily related to policy systems costs for states in which we no longer write policies. The depreciation on these systems totaled $123,000 at the time of disposal. We sold or disposed of leased vehicles totaling $557,000. The depreciation on these vehicles totaled $486,000 prior to disposal. The net gain on sale of these vehicles totaled $159,000. In addition, we sold one of our buildings resulting in a disposal totaling $2,727,000 and a net realized gain of $1,529,000. The depreciation on the building totaled $290,000. During the year ended December 31, 2021, we disposed of computer hardware and software totaling $1,961,000, primarily related to the retirement of one of our claims systems. This system was fully depreciated prior to disposal.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at September 30, 2022 was $59,476,000. The carrying amount of goodwill at December 31, 2021 was $73,045,000.

As a result of the strategic decision to place UPC into an orderly runoff, we recognized an impairment of our personal lines reporting unit's goodwill totaling $13,569,000 during the three months and nine months ended September 30, 2022. No impairment in the value of goodwill was recognized during the three or nine month periods ended September 30, 2021. The goodwill attributable to our commercial lines reporting unit was most recently tested for impairment during the second quarter of 2022, as a result of the merging of JIC into ACIC and no impairment was recognized.

Goodwill allocated to our commercial lines reporting unit was $59,476,000 at September 30, 2022. There was no goodwill allocated to our personal lines reporting unit at September 30, 2022. Goodwill allocated to our personal lines and commercial lines reporting units was $13,569,000 and $59,476,000, respectively, at December 31, 2021.

There was no additional goodwill acquired or disposed of during the three or nine month periods ended September 30, 2022 and 2021. Accumulated impairment related to goodwill was $13,569,000 at September 30, 2022. There was no accumulated impairment related to goodwill at December 31, 2021.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Intangible assets subject to amortization	$12,183	$14,618
Indefinite-lived intangible assets(1)	3,757	3,757
Total	$15,940	$18,375
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2022
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	4.5	34,661	(23,691)	10,970
Trade names acquired	1.5	6,381	(5,168)	1,213
Total		$83,830	$(71,647)	$12,183

December 31, 2021
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	5.3	34,661	(21,863)	12,798
Trade names acquired	2.3	6,381	(4,561)	1,820
Total		$83,830	$(69,212)	$14,618

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the nine months ended September 30, 2022 and 2021.

Amortization expense of our intangible assets was $811,000 and $812,000 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense of our intangible assets was $2,435,000 and $2,744,000 for the nine months ended September 30, 2022 and 2021, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2022 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2022	$812
2023	3,246
2024	2,640
2025	2,438
2026	2,438
2027	609
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

Our program includes excess of loss and quota share treaties. Our catastrophe reinsurance program, in effect from June 1, 2022 through May 31, 2023, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $2,500,000,000 in the aggregate. Under our core catastrophe excess of loss treaty, retention on a first and second event is $16,400,000 each. During the third quarter, one of the our reinsurer's participating on the $25,000,000 excess of $20,000,000 layer of the core catastrophe program exercised a contractual right to terminate their participation due to Demotech's downgrade of UPC's Financial Stability Rating. We were unsuccessful in replacing this coverage in the open market so our captive reinsurer, UPC Re, stepped into the $25,000,000 excess of $20,000,000 layer which was subsequently impacted by Hurricane Ian resulting in an additional retained loss of $20,100,000.The exhaustion point of

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
IIC's catastrophe reinsurance program is approximately $200,000,000 in the aggregate, with a retention of $3,000,000 per occurrence, covering all perils.

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $891 million of occurrence limit remaining for Ian with $818 million specific to ACIC only. After reinstatement premiums of approximately $15.4 million, the Company has approximately $1.396 billion of aggregate limit remaining after Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

Effective December 13, 2021, we renewed our all other perils catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000.

During the third quarter of 2022, one of our private reinsurers who held a 100% share of the $15,000,000 in excess of $15,000,000 layer on our all other perils catastrophe excess of loss agreement notified us of their intent to terminate the agreement due to the contractual provision regarding the change in UPC's statutory surplus being greater than 25%. We agreed to a termination and commutation date of September 30, 2022 for this contract. This change will result in approximately $1,300,000 of ceded premium savings that would have otherwise been due in the fourth quarter of 2022 and the Company retaining all the risk for any non-hurricane catastrophe losses up to $30,000,000, excluding any quota share recoveries.

The table below outlines our quota share agreements in effect for the three and nine months ended September 30, 2022 and 2021.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Reinsurance recoverable at the balance sheet dates consists of the following:

	September 30,	December 31,
	2022	2021
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$1,374,917	$749,600
Reinsurance recoverable on paid losses and loss adjustment expenses	172,365	247,520
Reinsurance recoverable (1)	$1,547,282	$997,120
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 12.

We write the majority of our flood insurance policies under an agreement with the National Flood Insurance Program (NFIP). We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $236,000 and $380,000 for the three month periods ended September 30, 2022 and 2021, respectively and $853,000 and $1,270,000 for the nine month periods ended September 30, 2022 and 2021, respectively. On June 9, 2022, we entered into a renewal rights agreement with Wright National Flood Insurance Company to sell our entire NFIP Write Your Own flood insurance business.

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the nine months ended September 30, 2022 and 2021 on a GAAP basis:

	September 30,
	2022	2021
Balance at January 1	$1,084,450	$1,089,966
Less: reinsurance recoverable on unpaid losses	749,600	674,746
Net balance at January 1	$334,850	$415,220

Incurred related to:
Current year	244,910	305,270
Prior years	53,760	31,344
Total incurred	$298,670	$336,614
Paid related to:
Current year	106,865	152,415
Prior years	222,005	243,741
Total paid	$328,870	$396,156

Net balance at September 30	$304,650	$355,678
Plus: reinsurance recoverable on unpaid losses	1,374,917	1,153,799
Balance at September 30	$1,679,567	$1,509,477

Composition of reserve for unpaid losses and LAE:
Case reserves	$331,825	$499,311
IBNR reserves	1,347,742	1,010,166
Balance at September 30	$1,679,567	$1,509,477

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2021, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had adverse development in 2022 related to prior year losses. This adverse development came as a result of the strengthening of our catastrophe reserves in 2022 based on historical loss trends. The loss payments made by the Company during the nine months ended September 30, 2022, were lower than the loss payments made during the nine months ended September 30, 2021, due to the settling of claims during 2021 related to the unprecedented number of catastrophic events that took place in 2020. Case and IBNR reserves and reinsurance recoverable on unpaid losses increased when compared to the prior period as a result of Hurricane Ian, which made landfall during the third quarter of 2022.

10)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of September 30, 2022 and December 31, 2021:

		Effective Interest Rate	Carrying Value at
	Maturity		September 30, 2022	December 31, 2021
Senior Notes	December 15, 2027	6.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	3.10%	4,413	5,294
Truist Term Note Payable (1)	May 26, 2031	N/A	—	3,265
Total long-term debt			$154,413	$158,559
(1) Our Truist Term Note Payable was repaid in full on August 12, 2022.

Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity, plus accrued and unpaid interest thereon. On or after that date, we may redeem the Senior Notes at par, plus accrued and unpaid interest thereon.

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

Truist Term Note Payable

On May 26, 2016, we issued a $5,200,000, 15-year term note payable to Truist (the Truist Note), with the intent to use the funds to purchase, renovate, furnish and equip our principal executive office. The Truist Note bears interest at 1.65% in excess of the one-month LIBOR, which resets monthly. LIBOR was phased out at the end of 2021, however, the Intercontinental Exchange will continue to publish one-month LIBOR settings through 2023. The outstanding Truist Note payable balance, including applicable interest, was repaid in full on August 12, 2022. Therefore, effective August 12, 2022, Truist no longer holds our principal executive office as collateral and may not take possession of or foreclose upon the office.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
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

SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 3.10% at the end of September 2022. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2022, we were in compliance with the covenants in the SBA Note.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the nine months ended September 30, 2022 and 2021:

	2022	2021
Balance at January 1,	$1,998	$2,335
Additions	—	—
Amortization	(269)	(254)
Balance at September 30,	$1,729	$2,081

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

At September 30, 2022, the Company is involved in legal proceedings whereby on August 18, 2021, a former employee of Skyway Legal Services, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware. The lawsuit alleges violations of and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. The Company, a named party to the lawsuit, denies that it employed the plaintiff and disputes the claims set forth in the lawsuit. On September 27, 2022, venue was transferred to the United States District Court for the Middle District of Florida, Tampa Division. The Company believes that an unfavorable outcome is neither probable nor estimable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

In addition, on January 13, 2022, Southern Florida Restoration (SFR) Services, LLC v. United Property and Casualty Insurance Company, et al. was filed in the United States District Court for the Middle District of Florida. The District Court dismissed the lawsuit on its own accord on January 14, 2022. SFR Services then filed an amended complaint on January 26, 2022. The complaint alleges four causes of action: (i) violation of the Federal Civil Racketeer Influenced and Corrupt Organizations statute (18 U.S.C. § 1962(c)), (ii) breach of contract, (iii) fraud, and (iv) violation of the Florida Unfair Insurance Trade Practices Act (Fla. Stat. Chpt. 626). The plaintiff seeks unspecified damages. The Company believes that an unfavorable outcome is neither probable nor estimable. The defendants moved to dismiss the lawsuit on March 25, 2022 and their motion was granted October 12, 2022.

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining six limited partnership investments. The amount of unfunded commitments was $6,152,000 and $1,969,000 at September 30, 2022 and December 31, 2021, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Other assets	$1,210	$1,689
Financing lease assets	Property and equipment, net	126	477
Total lease assets		$1,336	$2,166

Liabilities
Operating lease liabilities	Operating lease liability	$1,416	$1,934
Financing lease liabilities	Other liabilities	4	16
Total lease liabilities		$1,420	$1,950

The components of lease expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$267	$161	$587	$492
Financing lease expense:
Amortization of leased assets	78	207	320	598
Interest on lease liabilities	—	—	1	1
Net lease expense	$345	$368	$908	$1,091

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
At September 30, 2022, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2022	$154	$2	$156
2023	601	3	604
2024	585	—	585
2025	240	—	240
2026	32	—	32
Thereafter	1,341	—	1,341
Total undiscounted future minimum lease payments	2,953	5	2,958
Less: Imputed interest	(1,537)	(1)	(1,538)
Present value of lease liabilities	$1,416	$4	$1,420

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (months)
Operating leases	38	51
Financing leases	11	17

Weighted average discount rate
Operating leases	3.70%	3.61%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$—	$35	$—	$68

Right-of-use assets obtained in exchange for new operating lease liabilities	—	14	—	—
Right-of-use assets obtained in exchange for new financing lease liabilities	—	37	—	70

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

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of September 30, 2022, we have received

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
$254,000 from the Internal Revenue Service related to this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recorded the recognition of this gain contingency, except for what has already been received, prior to settlement of the underlying event. We will continue to monitor the matter for further developments that could affect the outcome and will make any appropriate adjustments each quarter.

UPC Run-off Plan

During the third quarter of 2022, UPC received approval from regulatory authorities in Florida, Louisiana and Texas to withdraw from these markets. However, there is a high degree of uncertainty regarding the viability of the run-off plan ultimately being successful. Underwriting losses, weak risk-adjusted capitalization, projected insufficient liquidity absent additional capital contributions, and the potential inability of UPC to obtain future reinsurance protection has led to increased concerns and monitoring by the Florida Office of Insurance Regulation.

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

The following tables summarize our allowance for expected credit losses by pooled asset for the nine months ended September 30, 2022 and 2021:

September 30, 2022	December 31, 2021	Provision for expected credit losses	Write-offs	September 30, 2022
Premiums Receivable	$32	$(156)	$152	$28
Reinsurance Recoverables	563	(11)	—	552
Total	$595	$(167)	$152	$580

September 30, 2021	December 31, 2020	Provision for expected credit losses	Write-offs	September 30, 2021
Premiums Receivable	$140	$(176)	$61	$25
Reinsurance Recoverables	386	382	—	768
Note Receivable	20	(20)	—	—
Total	$546	$186	$61	$793

13)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Effective June 1, 2022, our insurance subsidiaries JIC and ACIC were merged, with ACIC being the surviving entity. Effective May 31, 2022, our insurance subsidiaries UPC and FSIC were merged, with UPC being the surviving entity. Both UPC and ACIC are domiciled in Florida, while IIC is domiciled in New York. At September 30, 2022, and during the three and nine months then ended, our insurance subsidiaries met all regulatory requirements of the states in which they operate.

During 2022, we received an assessment notice from the Florida Insurance Guaranty Association (FIGA). This assessment will be 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
UPC(2)	$(42,257)	$1,607	$(169,090)	$(59,314)
ACIC(3)	14,314	(3,484)	25,000	(39,882)
IIC	(1,833)	(4,037)	(4,429)	(5,488)
Total	$(29,776)	$(5,914)	$(148,519)	$(104,684)
(1) All values included in the table are estimated as of November 9, 2022.
(2) UPC results are inclusive of FSIC as these entities were merged effective May 31, 2022.
(3) ACIC results are inclusive of JIC as these entities were merged effective June 1, 2022.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At September 30, 2022, we met these requirements. The table below details the amount of surplus as regards policyholders for each of our regulated entities at September 30, 2022 and December 31, 2021.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

	September 30, 2022	December 31, 2021
UPC(2)	$50,880	$169,244
ACIC(3)	90,604	142,138
IIC	25,422	30,248
Total	$166,906	$341,630
(1) All values included in the table are estimated as of November 9, 2022.
(2) UPC results are inclusive of FSIC as these entities were merged effective May 31, 2022.
(3) ACIC results are inclusive of JIC as these entities were merged effective June 1, 2022.

14)    ACCUMULATED OTHER COMPREHENSIVE LOSS

We report changes in other comprehensive loss items within comprehensive loss on the Unaudited Condensed Consolidated Statements of Comprehensive Loss, and we include accumulated other comprehensive loss as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2021	$(8,593)	$2,062	$(6,531)
Changes in net unrealized losses on investments	(60,162)	496	(59,666)
Reclassification adjustment for realized losses	1,856	(464)	1,392
September 30, 2022	$(66,899)	$2,094	$(64,805)

15)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2022		2021
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,589	$0.06	$2,582
Second Quarter	—	—	0.06	2,591
Third Quarter	—	—	0.06	2,589

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of September 30, 2022, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
The following table presents our total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee stock-based compensation expense
Pre-tax	$261	$270	$792	$495
Post-tax (1)	206	213	626	391
Director stock-based compensation expense
Pre-tax	29	66	132	243
Post-tax (1)	23	52	104	192
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $3,174,000 of unrecognized stock compensation expense at September 30, 2022 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.2 years. We had approximately $62,000 of unrecognized director stock-based compensation expense at September 30, 2022 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.6 years.

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

We did not grant shares of restricted common stock during the three months ended September 30, 2022. We granted 2,551 shares of restricted common stock during the three month period ended September 30, 2021, which had a weighted-average grant date fair value of $3.76 per share. We granted 907,907 and 290,577 shares of restricted common stock during the nine month periods ended September 30, 2022 and 2021, respectively, which had a weighted-average grant date fair value of $1.97 and $6.02 per share, respectively.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	336,596	$6.99
Granted	907,907	1.97
Less: Forfeited	208,075	4.31
Less: Vested	112,722	7.09
Outstanding as of September 30, 2022	923,706	$2.65

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2022	2021
Expected annual dividend yield	—%	0.65%
Expected volatility	49.66%	46.63%
Risk-free interest rate	2.92%	1.16%
Expected term	6 years	6 years

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

We did not grant any stock options during the three months ended September 30, 2022. We granted 900,000 stock options during the three months ended September 30, 2021, which had a weighted average grant date fair value of $1.57 per share. We granted 635,643 and 1,054,707 stock options during the nine months ended September 30, 2022 and 2021, respectively, which had a weighted average grant date fair value of $0.86 and $1.61, per share, respectively.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,147,215	$4.80	9.49	$792,000
Granted	635,643	1.70	—	—
Less: Forfeited	199,006	3.05	—	—
Less: Expired	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of September 30, 2022	1,583,852	$3.77	9.05	$—

Vested as of September 30, 2022(1)	463,724	$7.77	8.19	$—
Exercisable as of September 30, 2022	411,090	$6.36	8.44	$—
(1) The vested shares are calculated based on all vested shares at September 30, 2022, inclusive of those that have since expired. The weighted average exercise prices and weighted-average remaining contractual term is calculated based on only vested shares that are outstanding and exercisable at September 30, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
17)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On October 1, 2022, we transitioned our Georgia business to TypTap in connection with our southeast renewal rights agreement.

On October 17, 2022, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market notifying the Company that, based on the closing bid price of the Company's stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Global Market. The Company has been provided an initial compliance period of 180 calendar days to regain compliance with this requirement.

In November, ACIC declared a dividend of $26,000,000 payable to the Company. The Company intends to make a capital contribution of $26,000,000 to UPC utilizing these funds.

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

On August 25, 2022, we announced our that UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entail non-renewing personal lines policies in these states. With this action, UPC will effectively be placed into an orderly run-off so long as UPC remains in compliance with the rules and regulations of each state. Additionally, we announced that Demotech, Inc., an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating.

Our Company, together with wholly-owned subsidiaries UPC and United Insurance Management, L.C. (UIM), entered into a Renewal Rights Agreement (Southeast Renewal Agreement), dated as of December 30, 2021 with Homeowners Choice Property and Casualty, Inc. (HCPCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Georgia, South Carolina and North Carolina. The transfer of policies is subject to regulatory approval. Effective June 1, 2022, we began transitioning South Carolina policies to HCPCI. The sale was consummated on December 30, 2021.

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

UNITED INSURANCE HOLDINGS CORP.

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary Family Security Insurance Company, Inc. (FSIC), in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Tokio Marine), which formed Journey Insurance Company (JIC) in August 2018. Effective June 1, 2022, we merged JIC into ACIC, with ACIC being the surviving entity. Effective May 31, 2022, we merged FSIC into UPC, with UPC being the surviving entity.

As a result of underwriting actions implemented during the fourth quarter of 2020 and throughout 2021, as well as the transfer of Rhode Island, Connecticut, New Jersey, Massachusetts and South Carolina policies to HCPCI, our policies in-force decreased by 42.5% from 525,969 policies in-force at September 30, 2021 to 302,296 policies in-force at September 30, 2022.

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

Impact of COVID-19

We did not experience a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders during the three and nine months ended September 30, 2022. In addition, the COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the quarter ended September 30, 2022.

Additionally, during the fourth quarter of 2021 we implemented our new flexible work policy. This policy allows all employees to work remotely permanently, with the return to our offices being completely voluntary at this time. We will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

UNITED INSURANCE HOLDINGS CORP.

2022 Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Gross premiums written	$255,203	$322,493	$894,824	$1,060,555
Gross premiums earned	301,896	353,461	926,860	1,066,557
Net premiums earned	116,187	153,271	328,449	444,680
Total revenues	123,788	162,740	341,947	479,983
Earnings before income tax	(70,797)	(18,600)	(148,009)	(77,655)
Consolidated net loss attributable to UIHC	(70,884)	(14,322)	(173,085)	(55,603)
Net loss available to UIHC stockholders per diluted share	$(1.65)	$(0.33)	$(4.02)	$(1.29)

Reconciliation of net loss to core loss:
Plus: Non-cash amortization of intangible assets and goodwill impairment (1)	$14,381	$812	$16,005	$2,744
Less: Realized gains on investment portfolio	(9)	5,537	(1,856)	5,916
Less: Unrealized gains (losses) on equity securities	(2,518)	(3,293)	(9,870)	1,709
Less: Net tax impact (2)	3,551	(301)	5,824	(1,025)
Core loss (3) (4)	(57,527)	(15,453)	(151,178)	(59,459)
Core loss per diluted share(3) (4)	$(1.34)	$(0.36)	$(3.51)	$(1.38)

Book value per share			$1.86	$7.42
(1) For both the three and nine months ended September 30, 2022, non-cash amortization of intangible assets includes $13,570,000 related to the impairment of goodwill attributable to our personal lines operating segment.
(2) In order to reconcile the net loss to the core loss measure, we included the tax impact of all adjustments using the 21% corporate federal tax rate.
(3) For the three and nine months ended September 30, 2022, core loss includes $13,851,000 and $57,511,000, respectively, in tax expense related to the Company's recognition of a valuation allowance.
(4) Core loss, a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net loss, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE:
Gross premiums written	$255,203	$322,493	$894,824	$1,060,555
Change in gross unearned premiums	46,693	30,968	32,036	6,002
Gross premiums earned	301,896	353,461	926,860	1,066,557
Ceded premiums earned	(185,709)	(200,190)	(598,411)	(621,877)
Net premiums earned	116,187	153,271	328,449	444,680
Net investment income	4,269	3,471	9,887	10,737
Net realized investment gains (losses)	(9)	5,537	(1,856)	5,916
Net unrealized gains (losses) on equity securities	(2,518)	(3,293)	(9,870)	1,709
Other revenue	5,859	3,754	15,337	16,941
Total revenue	123,788	162,740	341,947	479,983
EXPENSES:
Losses and loss adjustment expenses	117,228	102,769	298,670	336,614
Policy acquisition costs	38,944	46,925	93,948	129,073
Operating expenses	9,615	15,429	34,882	42,133
General and administrative expenses	26,391	13,940	56,890	42,934
Interest expense	2,392	2,378	7,165	7,010
Total expenses	194,570	181,441	491,555	557,764
Loss before other income	(70,782)	(18,701)	(149,608)	(77,781)
Other income	(15)	101	1,599	126
Loss before income taxes	(70,797)	(18,600)	(148,009)	(77,655)
Provision (benefit) for income taxes	87	(3,482)	25,187	(20,656)
Net loss	$(70,884)	$(15,118)	$(173,196)	$(56,999)
Less: Net income (loss) attributable to noncontrolling interests	—	(796)	(111)	(1,396)
Net loss attributable to UIHC	$(70,884)	$(14,322)	$(173,085)	$(55,603)
Earnings available to UIHC common stockholders per diluted share	$(1.65)	$(0.33)	$(4.02)	$(1.29)
Book value per share			$1.86	$7.42
Return on equity based on GAAP net loss			(99.1)%	(20.4)%
Loss ratio, net (1)	100.9%	67.1%	90.9%	75.7%
Expense ratio (2)(3)	64.5%	49.8%	56.5%	48.2%
Combined ratio (4)	165.4%	116.9%	147.4%	123.9%
Effect of current year catastrophe losses on combined ratio	32.2%	24.1%	26.4%	22.8%
Effect of prior year development on combined ratio	38.4%	1.3%	16.4%	7.0%
Underlying combined ratio (5)	94.8%	91.5%	104.6%	94.1%
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
(3) Includes the impairment of goodwill, which had an impact of 11.7% and 4.1% on our expense ratios during the three and nine month periods ended September 30, 2022, respectively.
(4) Combined ratio is the sum of the loss ratio, net and the expense ratio, net. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.
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

Net loss excluding the effects of amortization of intangible assets, realized gains and unrealized gains on equity securities, net of tax (core loss) is a non-GAAP measure, which is computed by adding amortization, net of tax, to net loss and subtracting realized gains (losses) on our investment portfolio, net of tax, and unrealized gains (losses) on our equity securities, net of tax, from net loss. Amortization expense is related to the amortization of intangible assets acquired, including goodwill, through mergers and therefore the expense does not arise through normal operations. Investment portfolio gains (losses) and unrealized equity security gains (losses) vary independent of our operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net loss. The core loss measure should not be considered a substitute for net loss and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2022, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2021. In June 2022, we assessed our deferred tax position and recorded a valuation allowance against all of our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. In addition, in September 2022, as a result of the decision to place UPC into an orderly runoff, we impaired the full balance of goodwill attributable to our personal lines operating segment.We have made no other material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2022 COMPARED TO DECEMBER 31, 2021

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $768,602,000 at September 30, 2022, compared to $964,844,000 at December 31, 2021.

The following table summarizes our investments, by type:

	September 30, 2022		December 31, 2021
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$35,438	4.6%	$49,340	5.1%
Foreign government	3,329	0.4%	3,459	0.4%
States, municipalities and political subdivisions	58,166	7.6%	79,896	8.3%
Public utilities	19,008	2.5%	25,457	2.6%
Corporate securities	183,781	23.9%	244,443	25.3%
Mortgage-backed securities	132,584	17.3%	186,740	19.4%
Asset-backed securities	57,947	7.5%	70,162	7.3%
Redeemable preferred stocks	1,998	0.3%	4,105	0.4%
Total fixed maturities	492,251	64.1%	663,602	68.8%
Mutual funds	32,137	4.2%	33,064	3.4%
Public utilities	901	0.1%	—	—%
Non-redeemable preferred stocks	3,457	0.4%	4,894	0.5%
Total equity securities	36,495	4.7%	37,958	3.9%
Other investments	16,609	2.2%	18,006	1.9%
Total investments	545,355	71.0%	719,566	74.6%
Cash and cash equivalents	180,947	23.5%	212,024	22.0%
Restricted cash	42,300	5.5%	33,254	3.4%
Total cash, cash equivalents, restricted cash and investments	$768,602	100.0%	$964,844	100.0%

UNITED INSURANCE HOLDINGS CORP.

We classify all of our fixed-maturity investments as available-for-sale. Our investments at September 30, 2022 and December 31, 2021 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the financial, utilities and industrial sectors or mutual funds. At September 30, 2022, approximately 83.8% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 16.2% were corporate bonds rated “BBB” or "BB".

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

During the second quarter of 2022, we placed our reinsurance program for the 2022 hurricane season. We purchased catastrophe excess of loss reinsurance protection up to an exhaustion point of approximately $2,500,000,000 in the aggregate. The treaties reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes and tropical storms. The agreements became effective as of June 1, 2022, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF) and coverage required under the Reinsurance to Assist Policyholders Program (RAP Program). The FHCF and RAP Program covers Florida risks only and we participate at 90%. Under our core catastrophe excess of loss treaty, retention on a first and second event is $16,400,000. During the third quarter, one of our reinsurer's participating on the $25,000,000 excess of $20,000,000 layer of the core catastrophe program exercised a contractual right to terminate their participation due to Demotech's downgrade of UPC's Financial Stability Rating. We were unsuccessful in replacing this coverage in the open market so our captive reinsurer, UPC Re, stepped into the $25,000,000 excess of $20,000,000 layer which was subsequently impacted by Hurricane Ian resulting in an additional retained loss of $20,100,000 million. The exhaustion point of IIC's catastrophe reinsurance program is approximately $200,000,000 in the aggregate, with a retention of $3,000,000 per occurrence, covering all perils.

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $891 million of occurrence limit remaining for Ian with $818 million specific to ACIC only. After reinstatement premiums of approximately $15.4 million, the Company has approximately $1.396 billion of aggregate limit remaining after Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

Effective December 13, 2021, we renewed our all other perils (AOP) catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000.

During the third quarter of 2022, one of our private reinsurers who held a 100% share of the $15,000,000 in excess of $15,000,000 layer on our all other perils catastrophe excess of loss agreement notified us of their intent to terminate the agreement due to the contractual provision regarding the change in UPC's statutory surplus being greater than 25%. We agreed to a termination and commutation date of September 30, 2022 for this contract. This change will result in approximately $1,300,000 of ceded premium savings that would have otherwise been due in the fourth quarter of 2022 and the Company retaining all the risk for any non-hurricane catastrophe losses up to $30,000,000, excluding any quota share recoveries.

UNITED INSURANCE HOLDINGS CORP.

The table below outlines our quota share agreements in effect for the three and nine months ended September 30, 2022 and 2021.

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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include ACIC.

UNITED INSURANCE HOLDINGS CORP.

Reinsurance costs as a percentage of gross earned premium during the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	2022	2021
Three Months Ended September 30,
Non-at-Risk	(2.0)%	(0.8)%
Quota Share	(20.1)%	(23.9)%
All Other	(39.4)%	(31.9)%
Total Ceding Ratio	(61.5)%	(56.6)%

Nine Months Ended September 30,
Non-at-Risk	(2.2)%	(2.0)%
Quota Share	(26.0)%	(25.3)%
All Other	(36.4)%	(31.0)%
Total Ceding Ratio	(64.6)%	(58.3)%

Reinsurance costs as a percent of gross earned premium for our personal residential property and casualty insurance policies (personal lines) and commercial residential property and casualty insurance policies (commercial lines) operating segments during the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	Personal		Commercial
	2022	2021	2022	2021
Three Months Ended September 30,
Non-at-Risk	(3.1)%	(1.4)%	(0.5)%	0.5%
Quota Share	(24.4)%	(26.7)%	(13.4)%	(17.4)%
All Other	(41.4)%	(27.7)%	(36.4)%	(41.8)%
Total Ceding Ratio	(68.9)%	(55.8)%	(50.3)%	(58.7)%

Nine Months Ended September 30,
Non-at-Risk	(3.3)%	(2.8)%	(0.5)%	(0.2)%
Quota Share	(32.0)%	(29.6)%	(15.9)%	(14.3)%
All Other	(35.4)%	(26.0)%	(37.7)%	(43.5)%
Total Ceding Ratio	(70.7)%	(58.4)%	(54.1)%	(58.0)%

Please note that the sum of the percentages above will not reconcile to the consolidated percentages as they are calculated using each operating segments’ gross earned premium rather than our consolidated gross earned premium.

UNITED INSURANCE HOLDINGS CORP.

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Quota Share(1)	$(40,167)	$(80,941)	$(118,382)	$(245,976)
Excess-of-loss	(10,416)	1,751	(403,971)	(445,697)
Equipment, identity theft, and cyber security	(849)	5,353	(3,074)	(277)
Flood and inland flood	(5,171)	(6,860)	(15,911)	(18,821)
Ceded premiums written	$(56,603)	$(80,697)	$(541,338)	$(710,771)
Change in ceded unearned premiums	(129,106)	(119,493)	(57,073)	88,894
Ceded premiums earned	$(185,709)	$(200,190)	$(598,411)	$(621,877)
(1) 2022 and 2021 quota share ceded written premium includes our quota share agreements with HCPCI and Typtap.

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our personal lines and commercial lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

Personal Lines Operating Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Quota Share	$(29,506)	$(69,315)	$(66,649)	$(187,521)
Excess-of-loss	(8,614)	3,443	(237,980)	(275,483)
Equipment, identity theft, and cyber security	(635)	4,410	(1,424)	(9)
Flood and inland flood (1)	(5,171)	(6,860)	(15,911)	(18,821)
Ceded premiums written	$(43,926)	$(68,322)	$(321,964)	$(481,834)
Change in ceded unearned premiums	(81,482)	(70,285)	(92,353)	36,635
Ceded premiums earned	$(125,408)	$(138,607)	$(414,317)	$(445,199)
(1) 2022 and 2021 quota share ceded written premium includes our quota share agreements with HCPCI and Typtap.

Commercial Lines Operating Segment Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Quota Share	$(10,661)	$(11,626)	$(51,733)	$(58,455)
Excess-of-loss	(1,802)	(1,692)	(165,991)	(170,214)
Equipment, identity theft, and cyber security	(214)	943	(1,650)	(268)
Ceded premiums written	$(12,677)	$(12,375)	$(219,374)	$(228,937)
Change in ceded unearned premiums	(47,624)	(49,208)	35,280	52,259
Ceded premiums earned	$(60,301)	$(61,583)	$(184,094)	$(176,678)

UNITED INSURANCE HOLDINGS CORP.

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2022			2021
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$36,525	31.4%	5	$30,925	20.1%
All other catastrophe loss events	4	915	0.8%	6	6,078	4.0%
Total	5	$37,440	32.2%	11	$37,003	24.1%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$36,525	11.1%	7	$34,937	7.9%
All other catastrophe loss events	30	50,084	15.3%	31	66,288	14.9%
Total	31	$86,609	26.4%	38	$101,225	22.8%
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

Personal Lines Operating Segment

	2022			2021
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$16,073	28.4%	5	$30,855	28.1%
All other catastrophe loss events	4	(5,868)	(10.4)%	6	4,410	4.0%
Total	5	$10,205	18.0%	11	$35,265	32.1%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$16,073	9.3%	7	$34,781	11.0%
All other catastrophe loss events	30	42,783	24.9%	31	57,909	18.3%
Total	31	$58,856	34.2%	38	$92,690	29.3%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

UNITED INSURANCE HOLDINGS CORP.

Commercial Lines Operating Segment

	2022			2021
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$20,451	34.3%	3	$70	0.2%
All other catastrophe loss events	—	6,784	11.4%	4	1,668	3.8%
Total	1	$27,235	45.7%	7	$1,738	4.0%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$20,451	13.0%	4	$156	0.1%
All other catastrophe loss events	6	7,302	4.7%	7	8,379	6.6%
Total	7	$27,753	17.7%	11	$8,535	6.7%
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

Unpaid losses and LAE totaled $1,679,567,000 and $1,084,450,000 as of September 30, 2022 and December 31, 2021, respectively. Of this total, $1,170,278,000 and $854,073,000, respectively, is related to our personal lines operating segment. The remaining $509,289,000 and $230,377,000, respectively, is related to our commercial lines operating segment. On a consolidated basis, this balance has increased from year end as a result of Hurricane Ian which made landfall in the third quarter of 2022.

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

Inflation

During the fourth quarter of 2021, the United States began experiencing an increase in the rate of inflation. During the first half of 2022, inflation hit 8.6%, its highest level since 1981, impacting all industries. Premium rates charged to policyholders are typically developed several months prior to implementation, using market information available at the time of the filing. While we attempt to charge adequate premium rates to combat increased costs, during periods of high inflation, we may not have included the negative impact to loss and loss adjustment expenses into our projections, resulting in premium rates that may not be sufficient. In addition, we may be limited in our ability to raise premium rates due to regulatory restrictions. As a result of the inflation during 2022, higher loss and loss adjustment expenses have had a negative impact on our results of operations during the three and nine months ended September 30, 2022.

UNITED INSURANCE HOLDINGS CORP.

In response to inflation, the Federal Reserve has also increased interest rates which may negatively affect the market value of our investment portfolio and our rate of return on investments. Management monitors and responds to the inflationary pressure and changing interest rate environment for potential long-term material impacts to our investment portfolio and results of operations.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

Net losses attributable to UIHC for the three months ended September 30, 2022 increased $56,562,000, or 394.9%, to a net loss of $70,884,000 for the third quarter of 2022 from $14,322,000 for the same period in 2021. Drivers of the net loss during the three months ended September 30, 2022 include: decreased gross written premiums which were partially offset by a decline in ceded premiums earned, unfavorable prior year loss development during the quarter, the impact of Hurricane Ian making landfall in Florida as a category four hurricane, and impairment of goodwill attributable to our personal lines operating segment.

Revenue

Our gross written premiums decreased $67,290,000, or 20.9%, to $255,203,000 for the third quarter ended September 30, 2022 from $322,493,000 for the same period in 2021. This decrease was driven primarily by the transition of the Northeast business to HCPCI in the fourth quarter of 2021 and the first half of 2022. In addition, the Company experienced a decline in written premiums across the personal lines business, due to underwriting actions taken by the Company throughout 2021 and in the first half of 2022. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$178,313	$185,178	$(6,865)
Gulf	49,961	62,757	(12,796)
Northeast	16,627	49,982	(33,355)
Southeast	10,155	24,464	(14,309)
Total direct written premium by region	255,056	322,381	(67,325)
Assumed premium (2)	147	112	35
Total gross written premium by region	$255,203	$322,493	$(67,290)

Gross Written Premium by Line of Business
Personal property (3)	$178,335	$258,109	$(79,774)
Commercial property	76,868	64,384	12,484
Total gross written premium by line of business	$255,203	$322,493	$(67,290)
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
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.
(3) Includes gross written premium from flood policies.

	Three Months Ended September 30,
New and Renewal Policies(1) by Region (2)	2022	2021	Change
Florida	35,310	54,924	(19,614)
Gulf	20,087	32,256	(12,169)
Northeast	8,761	34,050	(25,289)
Southeast	5,518	14,970	(9,452)
Total	69,676	136,200	(66,524)
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

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended September 30, 2022 increased $13,129,000, or 7.2%, to $194,570,000 from $181,441,000 for the same period in 2021. The increase in expenses was primarily due to an increase in loss and LAE expenses and general and administrative expenses of $14,459,000 and $12,451,000 in the third quarter of 2022 compared to the third quarter of 2021. These increases were partially offset by decreased policy acquisition costs and operating costs in the third quarter of 2022 compared to the third quarter of 2021.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2022	2021	Change
Net loss and LAE	$117,228	$102,769	$14,459
% of Gross earned premiums	38.8%	29.1%	9.7 pts
% of Net earned premiums	100.9%	67.1%	33.8 pts
Less:
Current year catastrophe losses	$37,440	$37,003	$437
Prior year reserve unfavorable development	44,561	1,947	42,614
Underlying loss and LAE (1)	$35,227	$63,819	$(28,592)
% of Gross earned premiums	11.7%	18.1%	(6.4) pts
% of Net earned premiums	30.3%	41.6%	(11.3) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended September 30,
	2022	2021	Change
Policy acquisition costs	$38,944	$46,925	$(7,981)
Operating and underwriting	9,615	15,429	(5,814)
General and administrative	26,391	13,940	12,451
Total Operating Expenses	$74,950	$76,294	$(1,344)
% of Gross earned premiums	24.8%	21.6%	3.2 pts
% of Net earned premiums	64.5%	49.8%	14.7 pts

Loss and LAE increased by $14,459,000, or 14.1%, to $117,228,000 for the third quarter of 2022 from $102,769,000 for the third quarter of 2021. Loss and LAE expense as a percentage of net earned premiums increased 33.8 points to 100.9% for the third quarter of 2022, compared to 67.1% for the third quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2022 would have been 11.7%, a decrease of 6.4 points from 18.1% during the third quarter of 2021.

Policy acquisition costs decreased by $7,981,000, or 17.0%, to $38,944,000 for the third quarter of 2022 from $46,925,000 for the third quarter of 2021, primarily due to decreases in agent commissions, policy administration fees, and premium taxes of $8,591,000, $1,256,000 and $420,000, respectively, which fluctuate in conjunction with the quarter-over-quarter decrease in personal lines gross written premium. In addition, external management fees incurred related to our commercial lines gross written premium decreased $1,256,000 during the third quarter of 2022, driven by the termination of the profit share component of our external commercial management agreement.. This was partially offset by a decrease in ceding commission income of $4,653,000 related to changes in terms of our quota share reinsurance agreements.

Operating and underwriting expenses decreased by $5,814,000, or 37.7%, to $9,615,000 for the third quarter of 2022 from $15,429,000 for the third quarter of 2021, driven by a decrease in investments in technology of $4,505,000 and decreased underwriting expenses of $1,850,000 as a result of the decrease in personal lines premiums described above.

UNITED INSURANCE HOLDINGS CORP.

General and administrative expenses increased by $12,451,000, or 89.3%, to $26,391,000 for the third quarter of 2022 from $13,940,000 for the third quarter of 2021, driven by the impairment of goodwill attributable to our personal lines operating segment, totaling $13,569,000.

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the three months ended September 30, 2022 decreased $43,931,000, or 169.9%, to a pre-tax loss of $69,789,000 for the third quarter of 2022 from a pre-tax loss of $25,858,000 for the same period in 2021. The change in pretax earnings was primarily driven by a decrease in gross written premiums quarter-over-quarter as described below. Expenses decreased quarter-over-quarter, driven by decreased loss & LAE, policy acquisition costs, and operating expenses. These decreases were partially offset by an increase in general and administrative expenses quarter-over-quarter. The details of the change in these expenses are described below.

Revenue

Our gross written premiums attributable to our personal lines operating segment decreased $79,773,000, or 30.9%, to $178,336,000 for the third quarter ended September 30, 2022 from $258,109,000 for the same period in 2021. This decrease was driven primarily by the transition of the Northeast business to HCPCI in the fourth quarter of 2021 and first half of 2022. In addition, gross written premiums have declined across our personal lines business, due to underwriting actions taken throughout 2021 and the first half of 2022. The breakdown of the personal lines operating segment quarter-over-quarter changes in direct written premiums by region is shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$101,707	$120,821	$(19,114)
Gulf	49,847	62,804	(12,957)
Northeast	16,627	49,982	(33,355)
Southeast	10,155	24,502	(14,347)
Total gross written premium by region	$178,336	$258,109	$(79,773)
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

	Three Months Ended September 30,
New and Renewal Policies(1) by Region (2)	2022	2021	Change
Florida	34,492	53,920	(19,428)
Gulf	20,087	32,255	(12,168)
Northeast	8,761	34,050	(25,289)
Southeast	5,518	14,970	(9,452)
Total	68,858	135,195	(66,337)
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

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our personal lines operating segment for the three months ended September 30, 2022 decreased $11,867,000, or 8.2%, to $131,978,000 from $143,845,000 for the same period in 2021. The decrease in expenses is attributable to a decrease in loss & LAE driven by decreased current year catastrophe losses, as well as decreased policy acquisition costs and administrative costs, partially offset by increased general and administrative costs. The details of these changes are described below.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2022	2021	Change
Net loss and LAE	$82,999	$94,613	$(11,614)
% of Gross earned premiums	45.6%	38.1%	7.5 pts
% of Net earned premiums	146.5%	86.1%	60.4 pts
Less:
Current year catastrophe losses	$10,205	$35,265	$(25,060)
Prior year reserve (favorable) development	46,356	3,268	43,088
Underlying loss and LAE (1)	$26,438	$56,080	$(29,642)
% of Gross earned premiums	14.5%	22.6%	(8.1) pts
% of Net earned premiums	46.7%	51.0%	(4.3) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Three Months Ended September 30,
	2022	2021	Change
Policy acquisition costs	$16,514	$23,541	$(7,027)
Operating and underwriting	8,788	13,777	(4,989)
General and administrative	23,643	11,895	11,748
Total Operating Expenses	$48,945	$49,213	$(268)
% of Gross earned premiums	26.9%	19.8%	7.1 pts
% of Net earned premiums	86.4%	44.8%	41.6 pts

Loss and LAE attributable to our personal lines operating segment decreased by $11,614,000, or 12.3%, to $82,999,000 for the third quarter of 2022 from $94,613,000 for the third quarter of 2021. Loss and LAE expense as a percentage of net earned premiums increased 60.4 points to 146.5% for the third quarter of 2022, compared to 86.1% for the third quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2022 would have been 14.5%, a decrease of 8.1 points from 22.6% during the third quarter of 2021.

Policy acquisition costs attributable to our personal lines operating segment decreased by $7,027,000, or 29.9%, to $16,514,000 for the third quarter of 2022 from $23,541,000 for the third quarter of 2021, primarily due to a decrease in agent commissions, premium taxes, and policy administration fees of $9,450,000, $797,000 and $1,369,000, respectively, which fluctuate in conjunction with the quarter-over-quarter decrease in personal lines gross written premium. This was partially offset by a $5,576,000 decrease in ceding commission income, driven by changes in the terms of our quota share reinsurance agreements.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $4,989,000, or 36.2%, to $8,788,000 for the third quarter of 2022 from $13,777,000 for the third quarter of 2021, due to decreased investments in technology of $3,736,000 in 2022 and decreased underwriting expenses of $1,694,000 as the result of the decrease in premiums written described above.

UNITED INSURANCE HOLDINGS CORP.

General and administrative expenses attributable to our personal lines operating segment increased by $11,748,000, or 98.8%, to $23,643,000 for the third quarter of 2022 from $11,895,000 for the third quarter of 2021, driven by the impairment of goodwill attributable to the segment totaling $13,569,000.

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the three months ended September 30, 2022 decreased $8,434,000, or 82.7%, to pre-tax income of $1,762,000 for the third quarter of 2022 from pre-tax income of $10,196,000 for the same period in 2021. The change in earnings was primarily driven by increased loss and LAE incurred, driven by increased catastrophe losses primarily as the result of Hurricane Ian making landfall in 2022. This increase was partially offset by increased gross written premiums quarter-over-quarter, the details of which are described below.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $12,483,000, or 19.4%, to $76,867,000 for the third quarter ended September 30, 2022 from $64,384,000 for the same period in 2021. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and transitioning towards a specialty commercial lines underwriter. The breakdown of the commercial lines operating segment quarter-over-quarter changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2022	2021	Change
Direct Written and Assumed Premium by State (1)
Florida	$76,606	$64,357	$12,249
Texas	114	(47)	161
South Carolina	—	(38)	38
Total direct written premium by region	76,720	64,272	12,448
Assumed premium (2)	147	112	35
Total gross written premium by region	$76,867	$64,384	$12,483
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended September 30,
New and Renewal Policies(1) by State (2)	2022	2021	Change
Florida	818	1,004	(186)
Texas	—	1	(1)
Total	818	1,005	(187)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our commercial lines operating segment for the three months ended September 30, 2022 increased $25,157,000, or 72.6%, to $59,804,000 from $34,647,000 for the same period in 2021. The increase in expenses was primarily due to an increase in loss and LAE of $26,073,000 in the third quarter of 2022 compared to the third quarter of 2021. This was partially offset by a $954,000 decrease in policy acquisition costs and a $705,000 decrease in operating and underwriting expenses in the third quarter of 2022 compared to the third quarter of 2021, the details of which can be seen below.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2022	2021	Change
Net loss and LAE	$34,229	$8,156	$26,073
% of Gross earned premiums	28.6%	7.8%	20.8 pts
% of Net earned premiums	57.5%	18.8%	38.7 pts
Less:
Current year catastrophe losses	$27,235	$1,738	$25,497
Prior year reserve (favorable) development	(1,795)	(1,321)	(474)
Underlying loss and LAE (1)	$8,789	$7,739	$1,050
% of Gross earned premiums	7.3%	7.4%	(0.1) pts
% of Net earned premiums	14.8%	17.8%	(3.0) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Three Months Ended September 30,
	2022	2021	Change
Policy acquisition costs	$22,430	$23,384	$(954)
Operating and underwriting	717	1,422	(705)
General and administrative	2,428	1,685	743
Total Operating Expenses	$25,575	$26,491	$(916)
% of Gross earned premiums	21.3%	25.2%	(3.9) pts
% of Net earned premiums	43.0%	61.0%	(18.0) pts

Loss and LAE attributable to our commercial lines operating segment increased by $26,073,000, or 319.7%, to $34,229,000 for the third quarter of 2022 from $8,156,000 for the third quarter of 2021. Loss and LAE expense as a percentage of net earned premiums increased 38.7 points to 57.5% for the third quarter of 2022, compared to 18.8% for the third quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2022 would have been 7.3%, a decrease of 0.1 points from 7.4% during the third quarter of 2021.

Policy acquisition costs attributable to our commercial lines operating segment decreased by $954,000, or 4.1%, to $22,430,000 for the third quarter of 2022 from $23,384,000 for the third quarter of 2021, driven by decreases in external management fees of $1,256,000, as a result of the termination of the profit share component of our external commercial management agreement. In addition, ceding commission income related to our quota share reinsurance agreements increased $923,000, driven by the changes in terms made to these agreements. These decreases were partially offset by increases to agent commission expenses and premium taxes of $858,000 and $377,000, respectively, both of which fluctuate in conjunction with the quarter-over-quarter increase in commercial lines gross written premium.

Operating and underwriting expenses attributable to our commercial lines operating segment decreased by $705,000, or 49.6%, to $717,000 for the third quarter of 2022 from $1,422,000 for the third quarter of 2021, driven by decreased allocations of expenses for investments in technology of $768,000.

UNITED INSURANCE HOLDINGS CORP.

General and administrative expenses attributable to our commercial lines operating segment increased by $743,000, or 44.1%, to $2,428,000 for the third quarter of 2022 from $1,685,000 for the third quarter of 2021, driven by a $667,000 increase in allocated salary related expenses for the third quarter of 2022 compared to the same period in 2021.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

Net losses attributable to UIHC for the nine months ended September 30, 2022 increased $117,482,000, or 211.3%, to a net loss of $173,085,000 from $55,603,000 for the same period in 2021. The change in earnings was primarily due to a decrease in total revenue as a result of the decline in gross written premiums year-over-year as described below. This decrease in revenues was partially offset by lower expenses for the quarter. Loss and LAE incurred decreased from reduced geographic exposure to current year catastrophe and non-catastrophe losses during 2022. Policy acquisition costs decreased year-over-year, as described below. Our provision for income taxes increased year-over-year due to the recognition of a valuation allowance against our deferred tax assets beginning in the second quarter of 2022.

Revenue

Our gross written premiums decreased $165,731,000, or 15.6%, to $894,824,000 for the nine months ended September 30, 2022 from $1,060,555,000 for the same period in 2021. This decrease was driven primarily by the transition of the Northeast business to HCPCI in the fourth quarter of 2021 and the first half of 2022. In addition, we experienced a decline in written premiums across our personal lines business, due to underwriting actions taken throughout 2021 and during the first half of 2022. Our commercial written premiums have increased year over year, offsetting the personal lines decrease in Florida, resulting in a net increase for the region. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$682,991	$662,491	$20,500
Gulf	148,306	183,030	(34,724)
Southeast	42,040	76,354	(34,314)
Northeast	21,064	138,476	(117,412)
Total direct written premium by region	894,401	1,060,351	(165,950)
Assumed premium (2)	423	204	219
Total gross written premium by region	$894,824	$1,060,555	$(165,731)

Gross Written Premium by Line of Business
Personal property (3)	$508,925	$732,149	$(223,224)
Commercial property	385,899	328,406	57,493
Total gross written premium by line of business	$894,824	$1,060,555	$(165,731)
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
(3) Includes gross written premium from flood policies.

UNITED INSURANCE HOLDINGS CORP.

	Nine Months Ended September 30,
New and Renewal Policies (1) By Region (2)	2022	2021	Change
Florida	116,159	168,319	(52,160)
Gulf	61,014	92,800	(31,786)
Northeast	29,704	97,149	(67,445)
Southeast	23,323	50,363	(27,040)
Total	230,200	408,631	(178,431)
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

Expenses

Expenses for the nine months ended September 30, 2022 decreased $66,209,000, or 11.9%, to $491,555,000 from $557,764,000 for the same period in 2021. The decrease in expenses was primarily due to a $37,944,000 decrease in our loss and LAE and a $35,125,000 decrease in our policy acquisition costs. Operating expenses also decreased $7,251,000 year-over-year. These decreases were partially offset by a $13,956,000 increase in our general and administrative expenses year-over-year.

	Nine Months Ended September 30,
	2022	2021	Change
Net loss and LAE	$298,670	$336,614	$(37,944)
% of Gross earned premiums	32.2%	31.6%	0.6 pts
% of Net earned premiums	90.9%	75.7%	15.2 pts
Less:
Current year catastrophe losses	$86,609	$101,225	$(14,616)
Prior year reserve (favorable) development	53,760	31,344	22,416
Underlying loss and LAE (1)	$158,301	$204,045	$(45,744)
% of Gross earned premiums	17.1%	19.1%	(2.0) pts
% of Net earned premiums	48.1%	45.9%	2.2 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Nine Months Ended September 30,
	2022	2021	Change
Policy acquisition costs	$93,948	$129,073	$(35,125)
Operating and underwriting	34,882	42,133	(7,251)
General and administrative	56,890	42,934	13,956
Total operating expenses	$185,720	$214,140	$(28,420)
% of Gross earned premiums	20.0%	20.1%	(0.1) pts
% of Net earned premiums	56.5%	48.2%	8.3 pts

Loss and LAE decreased $37,944,000, or 11.3%, to $298,670,000 for the nine months ended September 30, 2022 from $336,614,000 for the same period in 2021. Loss and LAE expense as a percentage of net earned premiums increased 15.2 points to 90.9% for the nine months ended September 30, 2022, compared to 75.7% for the same period in 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2022 was 17.1%, a decrease of 2.0 points from 19.1% during the nine months ended September 30, 2021.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs decreased $35,125,000, or 27.2%, to $93,948,000 for the nine months ended September 30, 2022 from $129,073,000 for the same period in 2021. The primary driver of the decrease was a decrease in the Company's agent commissions, premium taxes, and policy administration fees of $32,543,000, $3,920,000 and $2,952,000, respectively, which fluctuate in conjunction with the year-over-year decrease in personal lines gross written premium. This was partially offset by a $4,709,000 increase in external management fees incurred during 2022 as a result of an increased volume of commercial written premium and a decrease of $1,041,000 in ceding commission income as a result of changes made to the terms of our quota share agreements.

Operating expenses decreased $7,251,000, or 17.2%, to $34,882,000 for the nine months ended September 30, 2022 from $42,133,000 for the same period in 2021, primarily due to decreased investments in technology of $5,971,000 and decreased underwriting expenses of $1,422,000 driven by the decrease in personal lines premiums described above.

General and administrative expenses increased $13,956,000, or 32.5%, to $56,890,000 for the nine months ended September 30, 2022 from $42,934,000 for the same period in 2021 primarily due to the impairment of goodwill attributable to our personal lines operating segment totaling $13,569,000.

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the nine months ended September 30, 2022 decreased $80,510,000, or 86.8%, to a pre-tax loss of $173,270,000 from a pre-tax loss of $92,760,000 for the same period in 2021. The change in pretax earnings was primarily driven by a decrease in revenues during 2022 compared to the same period in 2021 as a result of decreased gross written premiums, the details of which are described below. The decrease in revenues was partially offset by lower loss and LAE incurred. Policy acquisition and operating costs also decreased for the period, the details of which are described below.

Revenue

Our gross written premiums attributable to our personal lines operating segment decreased $223,223,000 or 30.5%, to $508,926,000 for the nine months ended September 30, 2022 from $732,149,000 for the same period in 2021. This decrease was driven primarily by the transition of our Northeast business to HCPCI in the fourth quarter of 2021 and first half of 2022. In addition, direct written premiums have declined across our personal lines business, due to underwriting actions taken throughout 2021 and in the first half of 2022. The breakdown of the personal lines operating segment year-over-year changes in direct written premiums by region is shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2022	2021	Change
Direct Written and Assumed Premium by Region (1)
Florida	$301,434	$343,007	$(41,573)
Gulf	144,403	175,614	(31,211)
Southeast	42,025	75,052	(33,027)
Northeast	21,064	138,476	(117,412)
Total gross written premium by region	$508,926	$732,149	$(223,223)
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

UNITED INSURANCE HOLDINGS CORP.

	Nine Months Ended September 30,
New and Renewal Policies(1) by Region (2)	2022	2021	Change
Florida	111,913	163,655	(51,742)
Gulf	60,982	92,703	(31,721)
Northeast	29,704	97,149	(67,445)
Southeast	23,321	50,337	(27,016)
Total	225,920	403,844	(177,924)
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

Expenses

Expenses attributable to our personal lines operating segment for the nine months ended September 30, 2022 decreased $83,326,000, or 18.9%, to $357,289,000 from $440,615,000 for the same period in 2021. The decrease in expenses was primarily due to a decrease in loss and LAE expenses of $54,151,000 during 2022 compared to the same period in 2021. In addition, policy acquisition costs decreased by $34,923,000 and our operating costs decreased $6,599,000 during 2022 compared to the same period in 2021. These decreases were partially offset by an increase in administrative costs of $12,328,000 during 2022 compared to the same period in 2021.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Nine Months Ended September 30,
	2022	2021	Change
Net loss and LAE	$242,133	$296,284	$(54,151)
% of Gross earned premiums	41.3%	38.9%	2.4 pts
% of Net earned premiums	140.7%	93.6%	47.1 pts
Less:
Current year catastrophe losses	$58,856	$92,690	$(33,834)
Prior year reserve (favorable) development	59,244	33,493	25,751
Underlying loss and LAE (1)	$124,033	$170,101	$(46,068)
% of Gross earned premiums	21.2%	22.3%	(1.1) pts
% of Net earned premiums	72.1%	53.7%	18.4 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Nine Months Ended September 30,
	2022	2021	Change
Policy acquisition costs	$34,912	$69,835	$(34,923)
Operating and underwriting	31,641	38,240	(6,599)
General and administrative	48,518	36,190	12,328
Total Operating Expenses	$115,071	$144,265	$(29,194)
% of Gross earned premiums	19.6%	18.9%	0.7 pts
% of Net earned premiums	66.9%	45.6%	21.3 pts

Loss and LAE attributable to our personal lines operating segment decreased by $54,151,000, or 18.3%, to $242,133,000 for the nine months ended September 30, 2022 from $296,284,000 for the same period in 2021. Loss and LAE expense as a percentage of net earned premiums increased 47.1 points to 140.7% for the nine months ended September 30, 2022, compared to 93.6% for the same period in 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and

UNITED INSURANCE HOLDINGS CORP.

LAE ratio for the nine months ended September 30, 2022 would have been 21.2%, a decrease of 1.1 points from 22.3% for the same period in 2021.

Policy acquisition costs attributable to our personal lines operating segment decreased by $34,923,000, or 50.0%, to $34,912,000 for the nine months ended September 30, 2022 from $69,835,000 for the same period in 2021, primarily due to a decrease in agent commissions, premium taxes, and policy administration fees of $32,123,000, $5,673,000 and $2,926,000, respectively, which fluctuate in conjunction with the year-over-year decrease in personal lines gross written premium. This was partially offset by ceding commission income decreasing by $7,258,000, driven by changes in the terms of our quota share agreements.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $6,599,000, or 17.3%, to $31,641,000 for the nine months ended September 30, 2022 from $38,240,000 for the same period in 2021, due to decreased investments in technology of $5,232,000 and decreased underwriting expenses as a result of decreased personal lines written premiums described above.

General and administrative expenses attributable to our personal lines operating segment increased $12,328,000, or 34.1%, to $48,518,000 for the nine months ended September 30, 2022 from $36,190,000 for the same period in 2021, driven by the impairment of goodwill attributable to the segment totaling $13,569,000.

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the nine months ended September 30, 2022 increased $8,428,000, or 35.6%, to pre-tax income of $32,130,000 from pre-tax income of $23,702,000 for the same period in 2021. The change in earnings was primarily driven by increased gross written premiums, the details of which are described below. This increase was partially offset by increased loss and LAE incurred during 2022 compared to the same period in 2021, driven by increased catastrophe losses year-over-year.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $57,492,000, or 17.5%, to $385,898,000 for the nine months ended September 30, 2022 from $328,406,000 for the same period in 2021. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and transitioning to a specialty commercial lines underwriter. The breakdown of the commercial lines operating segment year-over-year changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2022	2021	Change
Direct Written and Assumed Premium by State (1)
Florida	$381,557	$319,484	$62,073
Texas	3,903	7,416	(3,513)
South Carolina	15	1,302	(1,287)
Total direct written premium by region	385,475	328,202	57,273
Assumed premium (2)	423	204	219
Total gross written premium by region	$385,898	$328,406	$57,492
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.

	Nine Months Ended September 30,
New and Renewal Policies(1) by State (2)	2022	2021	Change
Florida	4,246	4,664	(418)
Texas	32	97	(65)
South Carolina	2	26	(24)
Total	4,280	4,787	(507)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our commercial lines operating segment for the nine months ended September 30, 2022 increased $17,177,000, or 15.8%, to $125,695,000 from $108,518,000 for the same period in 2021. The increase in expenses was primarily due to an increase in loss and LAE of $16,207,000 during 2022 compared to the same period in 2021. In addition, administrative expenses increased $1,842,000 in 2022 compared to the same period in 2021.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Nine Months Ended September 30,
	2022	2021	Change
Net loss and LAE	$56,537	$40,330	$16,207
% of Gross earned premiums	16.6%	13.2%	3.4 pts
% of Net earned premiums	36.1%	31.5%	4.6 pts
Less:
Current year catastrophe losses	$27,753	$8,535	$19,218
Prior year reserve (favorable) development	(5,484)	(2,149)	(3,335)
Underlying loss and LAE (1)	$34,268	$33,944	$324
% of Gross earned premiums	10.1%	11.1%	(1.0) pts
% of Net earned premiums	21.9%	26.5%	(4.6) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Nine Months Ended September 30,
	2022	2021	Change
Policy acquisition costs	$59,036	$59,238	$(202)
Operating and underwriting	2,953	3,623	(670)
General and administrative	7,169	5,327	1,842
Total Operating Expenses	$69,158	$68,188	$970
% of Gross earned premiums	20.3%	22.4%	(2.1) pts
% of Net earned premiums	44.2%	53.2%	(9.0) pts

Loss and LAE attributable to our commercial lines operating segment increased by $16,207,000, or 40.2%, to $56,537,000 for the nine months ended September 30, 2022 from $40,330,000 for the same period in 2021. Loss and LAE expense as a percentage of net earned premiums increased 4.6 points to 36.1% for the nine months ended September 30, 2022 compared to 31.5% for the same period in 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2022 would have been 10.1%, a decrease of 1.0 points from 11.1% during the same period in 2021.

Policy acquisition costs attributable to our commercial lines operating segment remained relatively flat, decreasing by $202,000, or 0.3%, to $59,036,000 for the nine months ended September 30, 2022 from $59,238,000 for the same period in 2021.

Operating and underwriting expenses attributable to our commercial lines operating segment decreased by $670,000, or 18.5%, to $2,953,000 for the nine months ended September 30, 2022 from $3,623,000 for the same period in 2021, driven by a $735,000 decrease in allocations of expenses for investments in technology.

General and administrative expenses attributable to our commercial lines operating segment increased by $1,842,000, or 34.6%, to $7,169,000 for the nine months ended 2022 from $5,327,000 for the same period in 2021, driven by an $863,000 increase in allocated external fees related to legal, audit, actuarial and tax services provided during the year. In addition, we incurred $851,000 in additional allocated salary expenses in 2022 compared to the same period in 2021.

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

During the three months ended September 30, 2022, the Company made capital contributions totaling $16,000,000 to our insurance subsidiary UPC. During the nine months ended September 30, 2022, the Company made capital contributions of $55,000,000 and $11,200,000 each to our insurance subsidiaries, UPC and FSIC. The contribution made to FSIC was made prior to the merging of FSIC into UPC. During the three months ended September 30, 2021, the Company made capital contributions of $7,000,000 and $2,000,000 to our insurance subsidiaries, UPC and FSIC, respectively. During the nine months ended September 30, 2021, IIC paid a dividend of $3,500,000 to the Company. In addition, the Company made capital contributions of $5,500,000, $7,000,000 and $10,000,000 to our insurance subsidiaries, FSIC, UPC and ACIC, respectively. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. However, during the three and nine month periods ended September 30, 2022, the disruptions did not have an impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs. We expect to continue to maintain financing flexibility in the current market conditions.

Holding Company Liquidity

As of September 30, 2022, we have outstanding debt obligations related to our notes payable of $150,000,000. This is exclusive of interest costs, which we estimate will total $51,563,000 over the life of the debt, based on the fixed interest rate of these notes. Our short-term obligation related to these notes includes only interest payments, totaling $9,375,000, as the notes do not mature until December 15, 2027. For more information regarding this outstanding note, please see Note 10.

At the holding company there are several options to satisfy this obligation over the next twelve months, including but not limited to, ordinary dividends paid to the holding company by its subsidiaries and cash and cash equivalents of $1,099,000. The shared services companies continue to receive funds from our insurance subsidiaries for management and claims adjusting services, all of which can be drawn on by the holding company for use in satisfying debt obligations. Our shared service companies cash and cash equivalent holdings total $15,377,000 as of September 30, 2022. In November ACIC declared a dividend payable to the holding company of $26,000,000. This dividend will then be contributed to UPC. Finally, we have fixed maturity and equity securities of $2,552,000, which can be liquidated, if necessary. We anticipate these sources will provide the holding company with the liquidity needed to satisfy its obligations and do not anticipate a need to liquidate securities at this time.

Insurance Subsidiaries Liquidity

As a result of claim activity from current and prior years, we have an obligation related to the unpaid policyholder losses and unpaid loss adjustment expenses associated with the settling of these claims. As of September 30, 2022, our total obligation related to these payments was $1,679,567,000, of which we estimate $898,315,000 to be short-term in nature (due in less than

UNITED INSURANCE HOLDINGS CORP.

twelve months), based upon our cumulative claims paid over the last 21 years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this estimated projected settlement, and as a result these estimates will differ, perhaps significantly, from actual future payments.

In addition to our unpaid loss and loss adjustment expenses, as of September 30, 2022, we have outstanding debt obligations related to our notes payable totaling $4,413,000. This is exclusive of interest costs, which we estimate will total $275,000 over the life of the debt, based on the current fixed and variable interest rates of these notes. Our short-term obligation related to these notes payable total $1,176,000 in principal payments and $124,000 in estimated interest payments. For more information regarding this outstanding note, please see Note 10.

In connection with entering into contracts with our outside vendors, we have minimum obligations due to our vendors over the life of the contracts. Our main vendor obligations are related to underwriting tools, claims and policy administration systems, and software used by our information technology department in their daily operations. Our total obligation related to these three categories of obligations are $1,427,000, $3,576,000, and $5,313,000, respectively. Of these obligations, $762,000, $2,808,000, and $1,250,000, respectively are short-term in nature.

Our subsidiaries have several options to satisfy their obligations over the next twelve months, including but not limited to, an estimated $847,616,000 in reinsurance recoveries over the next twelve months and $223,247,000 in cash, cash equivalents and restricted cash. In November, 2022, the holding company contributed capital of $26,000,000 to UPC. We also anticipate maturities of fixed maturity securities of $53,973,000 within the next twelve months. Finally, we have $528,746,000 in fixed maturity and equity securities which can be liquidated, if necessary. While we do not anticipate the need to liquidate at this time, this liquidation would result in realized losses of approximately $66,912,000 on our fixed maturities. Absent additional capital contributions, our insurance subsidiary UPC, is projected to have insufficient liquidity. However, we anticipate these sources will provide our insurance subsidiaries ACIC and IIC with the liquidity needed to satisfy their obligations.

Cash Flows for the nine months ended September 30, 2022 and 2021 (in millions)

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

During the nine months ended September 30, 2022, we experienced cash outflows of $97,932,000 compared to cash outflows of $109,544,000 during the nine months ended September 30, 2021. This change can be attributed primarily to the change in our unpaid loss and loss adjustment expenses, net of reinsurance recoverables on paid and unpaid losses, in 2022, which increased by $155,626,000, driven by the landfall of Hurricane Ian in the third quarter of 2022 causing large unpaid and

UNITED INSURANCE HOLDINGS CORP.

recoverable balances at September 30, 2022. This was partially offset by a $116,197,000 increase in our net loss for the nine months ended 2022 compared to the same period in 2021.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the nine months ended September 30, 2022, net sales of investments totaled $99,702,000 compared to net sales of investments of $41,842,000 during the nine months ended September 30, 2021.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the nine months ended September 30, 2022, cash used in financing activities totaled $25,071,000 compared to $8,921,000 for the nine months ended September 30, 2021. The increase in outflow in 2022 can be attributed to the return of capital to Kiln of $18,335,000 as a result of the stock re-purchase agreement and termination agreements effective June 30, 2022. Additionally, during the third quarter of 2022 we repaid our Truist note in full, resulting in a $3,004,000 increase in repayments for the year. These increases were partially offset by a decrease in dividend payments in 2022 of $5,l73,000 since no dividend was declared in the second or third quarter of 2022.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2022, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2021. We had no material changes in our market risk during the nine months ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal

UNITED INSURANCE HOLDINGS CORP.

control performed during the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2022, the Company is involved in legal proceedings whereby on August 18, 2021, a former employee of Skyway Legal Services, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware. The lawsuit alleges violations of and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. The Company, a named party to the lawsuit, denies that it employed the plaintiff and disputes the claims set forth in the lawsuit. On September 27, 2022, venue was transferred to the United States District Court for the Middle District of Florida, Tampa Division. The Company believes that an unfavorable outcome is neither probable nor estimable.

In addition, on January 13, 2022 Southern Florida Restoration (SFR) Services, LLC v. United Property and Casualty Insurance Company, et al. was filed in the United States District Court for the Middle District of Florida. The District Court dismissed the lawsuit on its own accord on January 14, 2022. SFR Services then filed an amended complaint on January 26, 2022. The complaint alleges four causes of action: (i) violation of the Federal Civil Racketeer Influenced and Corrupt Organizations statute (18 U.S.C. § 1962(c)), (ii) breach of contract, (iii) fraud, and (iv) violation of the Florida Unfair Insurance Trade Practices Act (Fla. Stat. Chpt. 626). The plaintiff seeks unspecified damages. The Company believes that an unfavorable outcome is neither probable nor estimable. The defendants moved to dismiss the lawsuit on March 25, 2022 and their motion was granted October 12, 2022.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, we did not sell any unregistered equity securities or repurchase any of our equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

November 9, 2022	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

November 9, 2022	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)