Form 10-K
period 2022-12-31
UNITED INSURANCE HOLDINGS CORP.
filed 2023-04-17
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

The aggregate market value of shares of the registrant’s common stock held by non–affiliates of the registrant was approximately $31,271,019 as of June 30, 2022, calculated using the closing sales price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2023, 43,273,373 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

2

UNITED INSURANCE HOLDINGS CORP.

Throughout this Annual Report on Form 10-K (Form 10-K), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy and claim counts or where more specific language or context indicates a different presentation. In the narrative sections of this Form 10-K, we show full values rounded to the nearest thousand.

UNITED INSURANCE HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K or in documents incorporated by reference contain or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenues, gross written premium, earnings per share, estimated unpaid losses on insurance policies, investment returns, and diversification and expectations about our liquidity, our ability to meet our investment objectives, our ability to manage and mitigate market risk with respect to our investments and our ability to continue as a going concern. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “endeavor,” “project,” “believe,” “plan,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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
•risks and uncertainties relating to our mergers, dispositions and other strategic transactions;
•risks associated with investments in which we share ownership or management with third parties;
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
•substantial doubt about our ability to continue as a going concern, including the impact on future financing and reinsurance coverage;
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

UNITED INSURANCE HOLDINGS CORP.

We caution you to not place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I

Item 1. Business

INTRODUCTION

Company Overview

    United Insurance Holdings Corp. (referred to in this Form 10-K as we, our, us, the Company or UPC Insurance) is a holding company engaged in the personal residential and commercial residential property and casualty insurance business in the United States. At the end of 2022, our insurance subsidiaries included two Florida domiciled carriers, United Property & Casualty Insurance Company (UPC) and American Coastal Insurance Company (ACIC), plus one New York domiciled carrier, Interboro Insurance Company (IIC). At the beginning of 2022, we had two other Florida domiciled insurance subsidiaries, Family Security Insurance Company, which was merged into UPC and Journey Insurance Company, which was merged into ACIC. Our insurance subsidiaries provide personal residential and commercial property and casualty insurance products that protect our policyholders against losses due to damages to structures and their contents. Some of our insurance subsidiaries sell policies that protect against liability for accidents as well as property damage. Our non-insurance subsidiaries support our insurance and investment operations.

As of December 31, 2022, approximately 52.5% of our policies in-force were written in Florida. Our Company’s other primary source of revenue is generated from writing insurance in New York, Louisiana and Texas. Our commercial lines business in-force underwritten by ACIC was 100% in Florida at the end of 2022. During 2022, the Company made the strategic decision to exit the personal lines business underwritten by UPC and accelerated the winding down of its affairs. Effective December 1, 2022, we no longer write in the state of North Carolina, where renewal rights have been sold and all premiums and losses are ceded. Effective October 1, 2022, we no longer write in the state of Georgia. Effective June 1, 2022, we no longer write in the state of South Carolina. Effective April 1, 2022, we no longer write in the state of Massachusetts, and effective January 15, 2022, we no longer write in the state of New Jersey. Effective January 1, 2021, we no longer write in the state of Hawaii. Effective December 1, 2021, we no longer write in the states of Connecticut or Rhode Island.

On August 25, 2022, we announced that UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entail non-renewing personal lines policies in these states. Additionally, we announced that Demotech, Inc., an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the Florida Office of Insurance Regulation ("FLOIR") issued Consent Order No. 303643-22- CO that provides for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provides formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. Additionally, in connection with the Plan, IIC has agreed to not pay ordinary dividends without the prior approval of the New York Department of Financial Services until January 1, 2025. On February 10, 2023, we announced that a solvent run-off for UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the Florida Department of Financial Services (DFS) which divested our ownership of UPC.

Our Company, together with wholly-owned subsidiaries UPC and United Insurance Management L.C. (UIM), entered into a Renewal Rights Agreement (Southeast Renewal Agreement), dated as of December 30, 2021 with Homeowners Choice Property and Casualty, Inc. (HCPCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Georgia, South Carolina and North Carolina. The transfer of policies was subject to regulatory approval. Effective June 1, 2022, we began transitioning South Carolina policies to
HCPCI. The sale was consummated on December 30, 2021.

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

UNITED INSURANCE HOLDINGS CORP.

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

We have historically grown our business through organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including ACIC, in
April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary Family Security Insurance
Company, Inc. (FSIC), in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited
(Tokio Marine), which formed Journey Insurance Company (JIC) in August 2018. Effective June 1, 2022, we acquired all of the minority interest in JIC from Tokio Marine and then merged JIC into ACIC, with ACIC being the surviving entity. Effective May 31, 2022, we merged FSIC into UPC, with UPC being the surviving entity.

Financial strength or stability ratings are important to insurance companies in establishing their competitive position and may impact an insurance company’s ability to write policies. We are rated by Demotech and Kroll Bond Rating Agency (Kroll). Demotech maintains a letter-scale financial stability rating system ranging from A’’ (A double prime) to L (licensed by insurance regulatory authorities). Kroll maintains a letter-scale financial strength rating system for insurance companies ranging from AAA (extremely strong operations and no risk) to R (operating under regulatory supervision). The financial strength or stability ratings of our insurance company subsidiaries as of December 31, 2022 are listed below. As of December 31, 2022, our insurance subsidiary, UPC is no longer rated by Kroll or Demotech. With these ratings, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.

Subsidiary	Demotech Rating	Kroll Rating
ACIC	A	A-
IIC	A	A-
UIHC		BB+

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

We have not experienced a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders to date, with the exceptions of fluctuations in our investment portfolios due to volatility of the equity securities markets, as further described in Part II, Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" of this Form 10-K. We reduced the size of the equity securities portfolio during the second half of 2020, which has reduced the impact of fluctuations in the markets on our financial condition. The COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the year ended December 31, 2022.

We did not incur material claims or significant disruptions to our business for the year ended December 31, 2022, as a result of COVID-19. We will continue to respond to the COVID-19 pandemic and take reasonable measures to make sure customers continue to be served without interruption.

Our Strategy

UNITED INSURANCE HOLDINGS CORP.

Our vision is to be a top-quartile underwriter of catastrophe exposed property insurance. Our plan is to focus primarily on low-rise commercial property insurance in Florida, through our exclusive managing general agency agreement and long-term partnership with AmRisc, LLC. The Company’s continuous portfolio optimization process strives to balance our risk appetite and underwriting profit opportunities with our available capital and reinsurance capacity to achieve consistent and sustainable underwriting profitability for the Company and its reinsurers over time.

We desire to have the right combination of price, underwriting rules and coverages to earn a return on capital that exceeds our cost of capital throughout the insurance market cycle. The Company also seeks to have risks maintain an appropriate insurance to value through annual re-underwriting and inspection of each property to ensure it meets or exceeds our underwriting guidelines with verified data quality and integrity regarding the key risk characteristics of our covered properties.

With UPC in receivership, the Company’s personal lines business is limited to IIC in New York. As a result of our desire to focus on commercial lines, we expect to divest of IIC leaving us with just ACIC at some point in the future. The Company continues to explore all strategic options for IIC, but remain focused on selling IIC to a third-party.

Our commercial lines portfolio is concentrated in Florida and personal lines portfolio in New York (excluding UPC) with an ongoing threat of natural catastrophes which exposes our company to risk and volatility.

PRODUCTS AND DISTRIBUTION

In July of 2020, we implemented a strategy to de-risk the Company by reducing premiums and exposure from our personal lines segment that was offset with growth in our commercial lines segment . The graphs below show our product mix distribution based on gross written premium.

UNITED INSURANCE HOLDINGS CORP.

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

In 2022, personal residential property policies (by which we mean both standard homeowners’, dwelling fire, renters and condo owners’ policies) produced written premium of $596,374,000 and accounted for 53.1% of our total gross written premium. Approximately 37.8% of the personal residential gross written premium was written outside of Florida.

Loss and loss adjustment expenses related to our personal residential products tend to be higher during periods of severe or inclement weather, which varies from state to state.

With UPC in receivership, the Company’s personal lines business is limited to IIC in New York. We are actively working to divest of IIC and its exposure to complete our exit from personal lines.

Commercial Residential Products

We primarily provide commercial multi-peril property insurance for residential condominium associations and apartments in Florida. In 2020, we began writing commercial policies in Texas and South Carolina. Effective May 31, 2022, we no longer write commercial policies in Texas and South Carolina. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

In 2022, commercial policies produced written premium of $508,243,000 and accounted for 45.2% of our total gross written premium.

Not-At-Risk Offerings

On our equipment breakdown, identity theft, cyber security, and flood policies (excluding our inland flood policies) we earn a commission while retaining no risk of loss, since all such risk is ceded to the federal government via the National Flood Insurance Program (flood risk) and other private companies (other risks). We offer flood policies in all states in which we write business. Flood policies produced written premium of $19,446,000 and accounted for 1.7% of our total gross written premium at December 31, 2022. On June 9, 2022, we entered into a renewal rights agreement with Wright National Flood Insurance Company to sell our entire NFIP Write Your Own flood insurance business.
Other Offerings

In addition to our personal and commercial residential products, in December 2019, we began offering Inland Flood insurance. These products did not comprise a material portion of our written business at December 31, 2022.
Underwriting

We price our products at levels that we project will generate an acceptable underwriting profit. We aim to accurately reflect the risk and profitability of each potential policy. The Company uses pricing algorithms, judgement-based rating and consent to rate methodologies that consider insurance credit scores (where allowable) and historical attritional loss costs for the rating territory in which the risk resides, as well as projected reinsurance costs based on the specific geographic and structural characteristics of the property. We seek to optimize our portfolio by managing our probable maximum loss, total insured value and average annual loss. As part of this optimization process, we use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address.

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

UNITED INSURANCE HOLDINGS CORP.

Distribution Channels

Our commercial lines policies are marketed and distributed to condominium associations by AmRisc, LLC through a network of independent agencies managed by AmRisc, LLC that specialize in commercial residential insurance. AmRisc, LLC is an unaffiliated third-party owned by Truist Financial Corporation (NYSE: TFC) and represents 100% of our commercial lines revenue based on our exclusive agreement in Florida.

As of December 31, 2022, we marketed and distributed our personal lines policies to consumers through approximately 3,500 independent agencies, with only one agency, Allstate, through their Ivantage program, representing more than 10% of our personal lines revenue.

The Company focused on the independent agency distribution channel since its inception, and we believe independent agents and agencies build relationships in their communities that can lead to profitable business and policyholder satisfaction. We believe we have built significant credibility and loyalty with the independent agent communities in the states in which we operate through (i) our extensive training for full-service insurance agencies that distribute our products and (ii) periodic business reviews using established benchmarks and goals for premium volume and profitability.

Typically, a full-service agency is small to medium in size and represents several insurance companies for both personal and commercial product lines. We depend on our independent agents to produce new business for us. We compensate our independent agents primarily with fixed-rate commissions that we believe are consistent with those generally prevailing in the market.

GEOGRAPHIC MARKETS

The table below shows the geographic distribution of our policies in-force as of December 31, 2022, 2021 and 2020.

Policies In-Force By Region (1)	2022	2021	2020
Florida	133,433	204,747	253,244
Gulf	63,295	109,799	144,121
Northeast	35,868	99,388	140,043
Southeast	21,679	57,790	93,583
Total	254,275	471,724	630,991
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, South Carolina as of June 1, 2022, Georgia as of October 1, 2022 and North Carolina as of December 1, 2022 as the policies have transitioned to HCPCI.

UNITED INSURANCE HOLDINGS CORP.

The table below shows the geographic distribution of our total insured value (TIV) of all polices in-force as of December 31, 2022, 2021 and 2020.

TIV By Region(1)	2022	2021	2020
Florida	$131,759,138	$162,243,360	$178,268,495
Gulf	31,614,402	48,598,405	60,347,058
Northeast	26,697,590	69,056,858	94,633,077
Southeast	10,829,542	30,283,130	43,790,464
Total	$200,900,672	$310,181,753	$377,039,094
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, South Carolina as of June 1, 2022, Georgia as of October 1, 2022 and North Carolina as of December 1, 2022 as the policies have transitioned to HCPCI.

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

Our ability to compete is dependent on a number of factors. One factor is the financial strength or stability ratings assigned to our insurance subsidiaries by independent rating agencies. A downgrade in these ratings could negatively impact our position in the market. Another, is that we must attract and retain key employees and highly skilled people in order to be successful in the market. There is intense competition in our industry which could lead to higher than expected employee turnover or difficulty attracting new employees. Finally, technological advancements and innovation in the insurance industry provide opportunities for a competitive advantage. Advancements and innovation are being used in all aspects of the industry including digital-based distribution methods, underwriting and claims handling. We continue to leverage the technology that we have and have made substantial investments into new technology in an effort to gain an advantage over our competitors.

REGULATION

We are subject to extensive regulation in the jurisdictions in which our insurance company subsidiaries are domiciled and licensed to transact business, primarily at the state level. UPC and ACIC are domiciled in Florida, and IIC is domiciled in New York. UPC Insurance is also regulated by the NAIC. In general, these regulations are designed to protect the interests of insurance policyholders.

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

In 2021, the Florida Office of Insurance Regulation (FLOIR) began a statutory examination of JIC for the year ended December 31, 2020. This examination concluded in 2022, with no significant findings.

Effective January 1, 2019, three of our insurance subsidiaries, UPC, FSIC and ACIC, entered into an intercompany property and casualty reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s statutory capital and surplus rather than just on their own statutory capital and surplus. Under such arrangements, the participating companies share substantially all insurance business that is written and allocate the combined premiums, losses and expenses. Effective January 1, 2022, this arrangement was terminated.

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

The level of required risk-based capital is calculated and reported annually.  The table below outlines each of our subsidiary’s RBC ratios, all of which were in excess of minimum requirements, as of December 31, 2022.

Subsidiary	RBC Ratio
UPC (1)	—%
ACIC	504%
IIC	564%
(1) RBC ratio was not calculated for UPC as the entity was insolvent at December 31, 2022.

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

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliates for services (i.e., management fees and commissions). We have a long-term management agreement among our managing company, UIM, and UPC which presently provides for monthly management fees. The Florida Office of Insurance Regulation must approve any changes to this agreement. We also have an agreement among our claims adjusting company, Skyway Claims Services, LLC, UPC and ACIC which presently provides for monthly claims adjusting fees.

AmRisc, a managing general underwriter, handles the underwriting, claims processing and premium collection for our ACIC commercial business written in Florida. In return, AmRisc is reimbursed through monthly management fees.

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

UNITED INSURANCE HOLDINGS CORP.

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

While the effect of climate change on weather-related catastrophe events remains somewhat limited, we recognize current trends and potential financial impact are not sustainable. As a result, we have taken the following steps to improve our environmental footprint and reduce our contribution to climate change:

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

In addition to the steps outlined above, we have committed to increase our capital allocated toward ESG investment vehicles and opportunities. As of December 31, 2022, we have invested $3,280,000 in a BlackRock ESG exchange-traded fund.

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

HUMAN CAPITAL MANAGEMENT

Diversity and Employment Statistics

As of December 31, 2022, we had 269 employees, of which 148, 34, and five worked in Claims, the Client Experience Center, and Underwriting, respectively. These employees have regular direct contact with our vendors, agencies, or customers. We are not party to any collective bargaining agreements and we have not experienced any work stoppages or strikes as a result of labor disputes.

UNITED INSURANCE HOLDINGS CORP.

The following table shows the diversity in our workforce population at December 31, 2022 and how this diversity has changed from December 31, 2021.

	Gender (1)	Change from December 31, 2021	Race (1)	Change from December 31, 2021
Executive Officers	20.0%	(22.9) points	40.0%	11.4 points
Management Team (2)	39.0%	0 points	26.8%	0.2 points
All Other Employees	45.3%	(2.4) points	34.3%	(0.4) points
(1) Information regarding gender and race is based on information provided by employees.
(2) Our management team is comprised of employees in supervisory roles at the manager and director level or above.

As seen in the table above, our commitment to diversity and inclusion can be seen as our gender and racial diversity remains mostly consistent year over year. We believe that inclusion and diversity starts at the top. In 2021, we appointed a female leader within our organization to serve as our General Counsel. With two of the five members of our executive leadership team comprised of underrepresented groups, we believe this is strong evidence of our commitment to our ESG goals.

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

As a part of our retention efforts, we also invest in ongoing development for all employees, and attempt to fill vacant senior or leadership roles through internal promotion when possible. Voluntary attrition was 39.3% for the year ended December 31, 2022.

CORPORATE INFORMATION

United Insurance Holdings Corp. was incorporated in Delaware in 2007. Our principal executive offices are located at 800 2nd Avenue S., St. Petersburg, FL 33701 and our telephone number at that location is (727) 895-7737. We are listed on the Nasdaq stock exchange under ticker symbol “UIHC.”

UNITED INSURANCE HOLDINGS CORP.

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

As of December 31, 2022, approximately 52.5% of our policies in-force and 43.4% of our total insured value were concentrated in Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will likely have a more significant impact on our revenues and profitability compared to such conditions in other jurisdictions in which we operate. Furthermore, changes in such conditions in Florida could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

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

We also face an increase in cost of claims as the result of one-way attorney fees in the State of Florida. Florida Statutes sections 627.428 and 57.105 provide that a prevailing party in litigation is entitled to attorney’s fees. In 2021, the Florida legislature enacted omnibus insurance reform that, among other measures, replaced the one-way attorney fee statute with a schedule whereby recovery of attorney fees is contingent upon obtaining a judgment that exceeds the pre-suit offer. In 2022, the Florida legislature enacted additional insurance reform designed to improve the affordability of property insurance and reduce frivolous lawsuits. We cannot guarantee that this new legislation will further reduce the impact of litigation and expenses related to litigation, or whether additional legislation will be passed to further address one-way attorney fees.

Our exposure in Louisiana and Texas represented approximately 24.9% of our policies in-force and 23.3% of our total insured value at December 31, 2022. Therefore, any changes in the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in these states, when coupled with the conditions in Florida, will likely have a significant impact on our revenues and profitability.

Because we rely on insurance agents, the loss of these agent relationships, particularly our relationship with AmRisc, LLC (AmRisc), or our inability to attract and incentivize new agents could have an adverse impact on our business.

We market our policies to a broad range of prospective policyholders through approximately 2,693 independent agencies as of December 31, 2022. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents commonly represent other insurance companies, including our competitors, and we do not control their activities. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. As a result, our business is dependent on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. Historically, we have used marketing relationships with national insurance companies and associations of independent insurance agents to attract and retain agents and agency groups. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network and policies in-force. Failure to grow or maintain our agency relationships, a failure to attract and incentivize new agents or the failure of agents to act as anticipated could adversely affect sales of our insurance products.

Additionally, ACIC has a managing agency contract (the MGA contract) with AmRisc, pursuant to which AmRisc serves as ACIC’s managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida. The contract between ACIC and AmRisc is exclusive. Under the MGA contract with ACIC, AmRisc must produce a certain volume of business for ACIC. Therefore, failure of AmRisc to produce the required volume of business could cause us to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find a replacement managing general agent, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Given the concentration of ACIC’s commercial business and operations with AmRisc, AmRisc may have substantial leverage in negotiations with ACIC regarding the MGA contract, and amendments to the terms and conditions of the MGA contract or other changes to the commercial relationship between AmRisc and ACIC could have a material adverse effect on our business, financial condition and results of operations. Following the termination or expiration of the MGA contract, ACIC’s ability to compete for and solicit renewals of business previously underwritten by AmRisc on their respective behalves may be limited by legal, commercial and other impediments, including AmRisc’s relationship with other insurance producers that control the business. Such impediments could have a material adverse effect on our financial condition and results of operations due to the concentration of ACIC’s business with AmRisc.

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

As a result of the uncertainties regarding the allocation of reinsurance recoveries, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and reinsurance coverage.

As a result of our insurance subsidiary, UPC, being ordered into receivership for purposes of liquidation with the Florida Department of Financial Services (DFS) appointed as the receiver, uncertainty exists regarding the allocation of reinsurance recoveries under the Company’s core catastrophe reinsurance program, which provides coverage for both UPC and our other insurance subsidiary, ACIC. With the DFS having assumed full control of UPC, the reinsurance allocation agreement between UPC and ACIC which was previously approved by the Florida Office of Insurance Regulation, is subject to review by the DFS, the outcome or timing of which is uncertain. A significant delay in receiving funds owed to us, or the failure to receive any or all of the funds we believe to be owed to us, could adversely impact our future ability to operate as a going concern.

Absent these recoveries, uncertainty also exists regarding ACIC’s ability to obtain adequate catastrophe reinsurance coverage for the June 1, 2023 through May 31, 2024 renewal period. We are in negotiations with reinsurers for the 2023-2024 hurricane catastrophe cover and believe that capacity is available, although the cost of reinsurance will increase, possibly materially, for the June 1, 2023 through May 31, 2024 renewal period. If we are unable to obtain adequate catastrophe reinsurance coverage, or such coverage is prohibitively expensive, we may not be able to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that these financial statements are issued. This substantial doubt about our ability to continue as a going concern could materially limit our ability to raise new funds through the issuance of new debt or equity securities.

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

UNITED INSURANCE HOLDINGS CORP.

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

We use computer systems to store, retrieve, evaluate and utilize customer, employee, company and third-party data and information. Our business is highly dependent upon our information technology systems and the ability of key vendors and third-party administrators’ to perform necessary business functions efficiently and without interruption. Our ability to process policies and adjust claims in a timely manner could be impaired by an unplanned shutdown or failure of one or more systems or facilities due to man-made or natural disruption. These include an event leading to power outages, loss of facility access, a major internet failure, pandemic or a failure of one or more of our information technology, telecommunications or other systems. Because our information technology and telecommunications systems interface with and often depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Despite our continual evaluation of potential attackers’ techniques and tactics and our efforts in monitoring, training, planning and prevention, our information technology systems are vulnerable to computer viruses, natural disasters, unauthorized access, cyber-attacks, system failures, human error and negligence, and similar disruptions. There is no assurance that our security measures will provide fully effective protection from such disruptions. Because techniques used to obtain unauthorized access or to sabotage systems evolve rapidly, we may be unable to anticipate these techniques or to implement comprehensive counter measures. A material breach in the security of our information technology systems and data could include the theft of our confidential or proprietary information, including trade secrets, and the personally identifiable information of our customers, claimants, agents and employees. From time to time, we have experienced threats to our data and information technology systems, including malware and computer virus attacks, attempts of unauthorized access, system failures and disruptions. Disruptions or security breaches resulting in a loss or damage to our data or inappropriate disclosure of proprietary or confidential information, or the personally identifiable information of our customers, claimants, agents and employees, could cause significant damage to our reputation, adversely affect our relationships with our customers, result in litigation or regulatory investigations, increase remediation costs and/or regulatory penalties, and ultimately harm our business. Third parties to whom we outsource certain functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition and results of operations.

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

Additionally, in the absence of overarching federal law, individual states are adopting their own privacy and cybersecurity laws and regulations. For example, in an effort to protect information systems, the New York State Department of Financial Services (NYDFS) adopted regulation providing minimum standards for an organization’s cybersecurity program and requiring additional certification confirming compliance. In October 2017, the National Association of Insurance Commissioners (NAIC) adopted a new Insurance Data Security Model Law, which is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYDFS cybersecurity regulation. Though the NYDFS cybersecurity regulation helps to reduce the third-party risk and imposes specific technical safeguards, the evolving compliance and operational requirements of privacy and cybersecurity laws and regulations impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our business and results of operations.

UNITED INSURANCE HOLDINGS CORP.

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

Our mergers, dispositions and other strategic transactions may not be as successful as we anticipate, and could be difficult to integrate, divert management resources, result in unanticipated costs or dilute our existing stockholders.

Part of our continuing business strategy is to evaluate opportunities to merge with companies that complement our business model or enter into other strategic transactions that facilitate or expedite the accomplishment of our business goals. We may be unable to identify suitable counterparties to such a transaction. Even if we enter into an agreement in respect of a merger with another business, disposition of a business or other strategic transaction, we may not be able to finalize a transaction after significant investments of time and resources due to, among other things, a lack of regulatory approval or imposition of a burdensome condition by the regulator.

In connection with a merger, disposition or other strategic transaction, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders’ percentage of ownership. As a result, there is a risk of transaction-related litigation. Such strategic transactions could pose numerous risks to our operations, including risks relating to:

•incurring substantial unanticipated integration costs;
•diverting significant management attention and financial resources from our other operations and disrupting our ongoing business during the integration process;
•losing key employees, particularly those of the merged operations;
•keeping existing customers and retaining the merged business’ customers;
•failing to realize the strategic benefits or the potential cost savings or other financial benefits of the mergers;
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

UNITED INSURANCE HOLDINGS CORP.

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
•the ability to collect proceeds from the disposition in a timely manner, which may be earmarked for other strategic transactions and may hinder our ability to carry out those strategic transactions; and
•the ability to run-off segments of our business while staying compliant with all applicable regulatory requirements.

In addition, the disposition of any portion of our business may adversely affect the price of our stock and result in losses to investors of shares.

We face risks associated with investments in which we share ownership or management with third parties.

From time to time, we have and may continue to invest in entities in which we share ownership or management with third parties. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such entities. As a result, we may face certain operating, financial, legal, regulatory, compliance and other risks relating to these entities, including, but not limited to, risks related to the financial strength of other investors; the willingness of other investors to provide adequate funding for the entity; differing goals, strategies, priorities or objectives between us and other investors; our inability to unilaterally implement actions, policies or procedures with respect to the entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the entity or other investors; and the risk that we will be unable to resolve disputes with other investors. As a result, investments in which we share ownership or management subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows.

Our Senior Notes place certain restrictions on our operations and our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our liquidity, financial condition and results of operations.

Our Senior Notes due 2027 (Senior Notes) place certain restrictions on the Company’s financial operations. Because we are a holding company, our assets consist primarily of the securities of our subsidiaries. The negative pledge provisions in the Senior Notes limit our ability to pledge securities of our subsidiaries and restrict dispositions of the capital stock of our subsidiaries. Our Senior Notes require us to maintain certain financial ratios and to comply with various operational and other covenants, including limitations on our ability to incur any indebtedness unless certain conditions are met. Details of these covenants can be found in Note 11 in our Notes to Consolidated Financial Statements. Our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default and an acceleration of the maturity of the Senior Notes. We cannot assure you that our assets or cash flow would be sufficient to fully repay the Senior Notes if accelerated, or that we would be able to restructure the payments on the Senior Notes. This could have a material adverse impact on our liquidity, financial condition and results of operations.

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
•the effectiveness of therapies for COVID-19; and

UNITED INSURANCE HOLDINGS CORP.

•the effectiveness of actions taken by governmental authorities to contain and treat the virus.

Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, resulted in significant negative economic impacts on the United States and globally. However, since January 2021, we have seen reduced risk from COVID-19 as a result of the availability of vaccinations, the number of people opting for vaccination, and the easing of travel and social distancing restrictions. While we have not incurred any significant disruptions to our business operations, financial position, liquidity or our ability to service our policyholders as of the date of this Form 10-K, with the exception of fluctuations in our investment portfolios due to the volatility in the equity securities markets in 2020, the continued impacts of COVID-19 (including a severe or prolonged economic downturn due to impacts from COVID-19) could result in a variety of risks to our business, including:

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

UNITED INSURANCE HOLDINGS CORP.

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

We strive to maintain all required licenses and approvals. However, we may not fully comply with the wide variety of applicable laws and regulations. The relevant authority's interpretation of the laws and regulations also may change from time to time. Regulatory authorities have relatively broad discretion to impose fines, and grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals or do not comply with applicable regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. In addition, we may face individual and class action lawsuits by insured and other parties for alleged violations of certain of these laws or regulations.

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

UNITED INSURANCE HOLDINGS CORP.

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

We use, and we expect to continue to use, reinsurance to help manage our exposure to property risks. Reinsurance is insurance for insurers and is fundamentally a promise by the reinsurer to pay possible future claims in exchange for the payment of a premium by the insurance company seeking reinsurance. Both the availability of reinsurance and the cost of reinsurance are subject to prevailing market conditions beyond our control, which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after several years with higher frequencies of major catastrophes. We may be unable to reduce per event or aggregate retentions when renewing or replacing our coverage due, in part, to the frequency of storms in prior years and the litigation trends in the state of Florida, which would increase our risk exposure and could ultimately lead to us paying higher claims. We provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms or other events in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we may have to reduce the amount of risk we underwrite or accept higher reinsurance costs. Any of these alternatives may cause a material adverse effect on our results of operations and our financial condition.

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

Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Investment Committee of the Board of Directors. Our investments are subject to market risks and risks inherent in individual securities. In particular, interest rates are highly sensitive to many factors, including monetary and fiscal policy, domestic and international economic and political issues, geopolitical events, economic sanctions, blockades, the impact of domestic and international decisions regarding the COVID-19 pandemic and other factors beyond our control.

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

The fair value of our investment portfolio is also subject to valuation uncertainties. The valuation of investments is more subjective when the markets for these investments are illiquid and may increase the risk that the estimated fair value of our investment portfolio is not reflective of prices at which actual transactions would occur. Additionally, in the case of our private equity limited partnership interests, such valuations are determined by outside managers. Since the majority of our investments are held by our insurance subsidiaries, significant decreases in the fair value of these investments will produce significant declines in the statutory surplus of our insurance business. A long-term material decline in statutory surplus could have an adverse effect on our financial strength ratings and our ability to write new and renewal insurance business, thus potentially reducing our future underwriting profits.

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

UNITED INSURANCE HOLDINGS CORP.

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

A downgrade in or withdrawal of our financial strength or stability ratings could adversely impact our business volume and our ability to access additional debt or equity financing.

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

We cannot guarantee that our insurance subsidiaries, IIC and ACIC will maintain their current A (Exceptional) or higher ratings by Demotech and A- ratings by Kroll. Any downgrade or withdrawal of these ratings could impact the acceptability of our products to mortgage lenders that require homeowners to buy insurance, reduce our ability to retain and attract policyholders and agents and damage our ability to compete, which may cause a material adverse effect on our results of operations and financial condition. These material adverse effects could include, but are not limited to:

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

UNITED INSURANCE HOLDINGS CORP.

•limiting financial flexibility and access to capital markets;
•adversely affecting our ability to obtain reinsurance at reasonable prices or at all; and
•increasing the interest rates on our outstanding Senior Notes.

During the third quarter of 2022, we received notice from Demotech that the financial stability rating for our insurance subsidiary, UPC, was withdrawn. We believe that without the Demotech financial stability rating, there is uncertainty around the future availability of reinsurance coverage for UPC. Therefore, the Company has filed plans of withdrawal in Florida, Louisiana and New York which was effective on January 1, 2023, and in Texas, which was effective on November 1, 2022. As a result, during the fourth quarter of 2022 the Florida Office of Insurance Regulation (FLOIR) issued Consent Order No. 303643-22-CO that provides for the administrative supervision and approval of UPC’s run-off plan. In addition, during the fourth quarter of 2022, we received notice from Kroll that the rating of our insurance subsidiary, UPC, was withdrawn.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Future sales of substantial amounts of our common stock by us or our existing stockholders could cause our stock price to decrease.

As of December 31, 2022, we had registered up to 101,000,000 of our securities (including both our preferred and common stock) authorized to issue from time to time in one or more offerings. Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Future share issuances in connection with merger transactions or other acquisitions could result in substantial additional dilution to our stockholders.

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

In connection with the filed plan of withdrawal in New York for our insurance subsidiary, UPC, our insurance subsidiary, IIC, has agreed not to pay ordinary dividends until January 1, 2025, without the prior approval of the New York Department of Financial Services.
The substantial ownership of our common stock by R. Daniel Peed and his affiliates allows him to exert significant control over us, and the Company and R. Daniel Peed are subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities.

R. Daniel Peed, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 32% of our issued and outstanding common stock at December 31, 2022. Mr. Peed also has a proxy from another member of RDX

UNITED INSURANCE HOLDINGS CORP.

Holding, LLC, the former parent company of AmCo, who beneficially owns approximately 8% of our issued and outstanding common stock. As a result, Mr. Peed is able to exert substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other stockholders may disagree. Mr. Peed has the ability to exert significant influence over the following:

•the nomination, election and removal of our Board of Directors;
•the adoption of amendments to our charter documents;
•management and policies;
•our day-to-day operations; and
•the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

AmCo and ACIC are also subject to restrictive covenant agreements that contain non-competition, non-solicitation, confidentiality and other restrictive covenants that prohibit AmCo and ACIC from engaging in certain activities, including activities customarily performed by managing general agents and activities relating to segments of the commercial property insurance market for coastally exposed risks in the United States. Additionally, in connection with our merger with AmCo, we agreed to be subject to a restrictive covenant expiring on January 1, 2027 that will prohibit the formation, investment in or development, acquisition or ownership of any managing general agent or entity that performs activities customarily performed by managing general agents, or the engagement in customary managing general agent functions with respect to the commercial property insurance business. These restrictive covenants may restrict us from pursuing opportunities for expansion, including opportunities to act as or perform functions similar to a managing general agent, and therefore may limit our overall growth potential.

Further, we entered into a stockholder’s agreement with Mr. Peed and certain affiliates of Mr. Peed, which provides those stockholders with rights that our other stockholders do not have. Although the stockholder’s agreement requires shares beneficially owned by Mr. Peed and his affiliates to be voted in proportion to the votes cast by other stockholders on any proposal on which our stockholders are entitled to vote, this restriction terminated on April 3, 2022.

Transactions by Mr. Peed and his affiliates involving our common stock may have an adverse effect on the price of our common stock.

As noted above, Mr. Peed beneficially owned approximately 32% of our issued and outstanding common stock as of December 31, 2022. The Company has granted Mr. Peed and his affiliates customary demand and piggyback registration rights pursuant to which, subject to certain limitations, all of such shares eligible to be registered under the Securities Act of 1933, as amended (the Securities Act), and may be offered and sold to the public from time to time after the effectiveness of the related registration statement. Such shares may also be resold into the public markets in accordance with an exemption from registration under the Securities Act, including Rule 144, subject to the volume limitations, manner of sale requirements and notice requirements thereof. Sales of our common stock by Mr. Peed and his affiliates could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our other stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by Mr. Peed and his affiliates could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

UNITED INSURANCE HOLDINGS CORP.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We use all of our leased properties for office space. We lease in total approximately 34,900 square feet of office space located in Florida, New York, and Minnesota. These leases are generally short-term to medium-term leases of commercial office space.

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

On August 18, 2021, Jacqueline A. Miraglia v. United Insurance Holdings Corp., and United Property & Casualty Insurance Company was filed in the United States District Court for the District of Delaware alleging violations and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. On September 27, 2022, venue was transferred to the United States District Court for the Middle District of Florida, Tampa Division. In November, 2022, the plaintiff filed an Amended Complaint styled Jacqueline A. Miraglia vs. United Insurance Holdings Corp., United Property & Casualty Insurance Company, and Skyway Claims Services, LLC, alleging violations arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967. The Company denies wrongdoing and believes that an unfavorable outcome is neither probable nor estimable.

Item 4. Mine Safety Disclosures

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (Nasdaq) under the symbol “UIHC”.

HOLDERS OF COMMON EQUITY

As of March 7, 2023, we had 3,763 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

DIVIDENDS

During 2022, we paid a dividend of $0.06 per share of our common stock during the first quarter. While we did not pay a dividend during any other period in 2022, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

During November 2022, we received a $26,000,000 dividend from our insurance subsidiary, ACIC. During February 2021, we received a $3,500,000 dividend from our insurance subsidiary, IIC. During February 2020, we received a $12,000,000 dividend from IIC.

Under Florida law, Florida-domiciled insurers such as ACIC may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

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

Alternatively, ACIC may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

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

Except as provided above, Florida-domiciled insurers may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2022, we were in compliance with these requirements.

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

UNITED INSURANCE HOLDINGS CORP.

RECENT SALES OF UNREGISTERED SECURITIES

During 2022, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2022, we did not repurchase any of our equity securities.

UNITED INSURANCE HOLDINGS CORP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. The following discussion provides an analysis of our results of operations and financial condition for 2022 as compared to 2021. Discussion regarding our results of operations and financial condition for 2021 as compared to 2020 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

    United Insurance Holding Corp. is a holding company primarily engaged in residential personal and commercial property and casualty insurance business with investments in the United States. During the periods presented, we conducted our business principally through three wholly-owned insurance subsidiaries: United Property & Casualty Insurance Company (UPC); American Coastal Insurance Company (ACIC); and Interboro Insurance Company (IIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “UPC Insurance,” which is the preferred brand identification for our Company. With UPC in receivership effective February 27, 2023 and IIC available for sale, the Company will be moving away from the “UPC Insurance” name and re-branding in support of American Coastal’s commercial operations during 2023.

Our Company’s primary source of revenue is generated from writing insurance in Florida and New York. Effective December 1, 2022, we no longer write in the state of North Carolina. Effective October 1, 2022, we no longer write in the state of Georgia. Effective June 1, 2022, we no longer write in the state of South Carolina. Effective April 1, 2022, we no longer write in the state of Massachusetts, and effective January 15, 2022, we no longer write in the state of New Jersey. Effective January 1, 2021, we no longer write in the state of Hawaii. Effective December 1, 2021, we no longer write in the states of Connecticut or Rhode Island. We are also licensed to write property and casualty insurance in an additional six states; however, we have not commenced writing or no longer write in these states. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UPC Insurance to write profitable business in such areas.

On August 25, 2022, we announced that UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entail non-renewing personal lines policies in these states. Additionally, we announced that Demotech, Inc. (Demotech), an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating On December 5, 2022, the Florida Office of Insurance Regulation ("FLOIR") issued Consent Order No. 303643-22- CO that provides for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provides formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. Additionally, in connection with the Plan, IIC has agreed to not pay ordinary dividends without the prior approval of the New York Department of Financial Services until January 1, 2025. On February 10, 2023, we announced that a solvent run-off for UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the Florida Department of Financial Services (DFS) which divested our ownership of UPC.

Our Company, together with wholly-owned subsidiaries UPC and United Insurance Management, L.C. (UIM), entered into a Renewal Rights Agreement (Southeast Renewal Agreement), dated as of December 30, 2021 with HCPCI, pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Georgia, South Carolina and North Carolina. The transfer of policies is subject to regulatory approval. Effective June 1, 2022, we began the transition of South Carolina policies to HCPCI and effective October 1, 2022, we transitioned Georgia Policies in connection with our renewal rights agreement. The sale was consummated on December 30, 2021.

Effective June 1, 2022, we entered into a quota share reinsurance agreement with TypTap Insurance Company (Typtap). Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. This agreement replaces the 85% quota share agreement with Homeowners Choice Property and Casualty, Inc. (HCPCI) effective December 31, 2021. Also effective June 1, 2022, our third-party quota share reinsurance agreements were renewed to exclude these states. We will no longer retain any risk associated with these states.

UNITED INSURANCE HOLDINGS CORP.

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

We have historically grown our business through organic growth complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company (AmCo) and its subsidiaries, including ACIC, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary FSIC in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln), which formed JIC in August 2018. Effective June 1, 2022, we merged JIC into ACIC, with ACIC being the surviving entity. Effective May 31, 2022, we merged FSIC into UPC, with UPC being the surviving entity.

As a result of underwriting actions implemented during 2022, as well as the transfer of Rhode Island, Connecticut, New Jersey, Massachusetts, North Carolina, South Carolina and Georgia policies to HCPCI, our policies in-force decreased by 46.1% from 471,724 policies in-force at December 31, 2021 to 254,275 policies in-force at December 31, 2022.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expenses (LAE). Over the last three years, the frequency of these catastrophes has increased. As a result, we have experienced increased catastrophe losses incurred during the prior three years. During the years ended December 31, 2022, 2021 and 2020, two, seven, and thirteen named storms, respectively, made landfall in our geographic footprint, resulting in retained pre-tax catastrophe losses of $203,896,000, $35,872,000, and $208,157,000, respectively. In addition, during each of the three years we increased our loss and LAE reserves as a result of development trends from 2017’s Hurricane Irma, that indicated our ultimate gross loss estimate should be increased.

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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Loss

	Year Ended December 31,
	2022	2021	2020
REVENUE:
Gross premiums written	$1,124,063	$1,329,445	$1,456,863
Change in gross unearned premiums	99,120	78,998	(49,883)
Gross premiums earned	1,223,183	1,408,443	1,406,980
Ceded premiums earned	(760,557)	(818,682)	(641,317)
Net premiums earned	462,626	589,761	765,663
Net investment income	14,011	13,772	24,125
Net realized gains (losses)	(32,082)	3,567	66,691
Net unrealized gains (losses) on equity securities	(6,585)	3,237	(27,562)
Other revenue	17,452	24,190	17,739
Total revenues	455,422	634,527	846,656
EXPENSES:
Losses and loss adjustment expenses	637,647	422,134	608,316
Policy acquisition costs	156,089	173,574	236,002
Operating expenses	43,632	56,257	52,876
General and administrative expenses	63,317	57,212	72,057
Interest expense	9,613	9,391	9,582
Total expenses	910,298	718,568	978,833
Loss before other income	(454,876)	(84,041)	(132,177)
Other income	10,395	184	74
Loss before income taxes	(444,481)	(83,857)	(132,103)
Provision (benefit) for income taxes	25,485	(23,989)	(36,605)
Net loss	$(469,966)	$(59,868)	$(95,498)
Less: Net income (loss) attributable to noncontrolling interests	(111)	(1,949)	956
Net loss attributable to UIHC	$(469,855)	$(57,919)	$(96,454)
Net loss per diluted share	$(10.91)	$(1.35)	$(2.25)
Book value per share	$(4.21)	$7.20	$9.19
Return on equity based on GAAP net loss	(307.4)%	(16.9)%	(20.2)%
Loss ratio, net (1)	137.8%	71.6%	79.4%
Expense ratio (2)(5)	56.9%	48.7%	47.1%
Combined ratio (3)(5)	194.7%	120.3%	126.5%
Effect of current year catastrophe losses on combined ratio	61.2%	19.3%	38.5%
Effect of prior year development on combined ratio	24.3%	4.7%	(0.9)%
Underlying combined ratio(4)(5)	109.2%	96.3%	88.9%
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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS

Consolidated Results

Net loss attributable to UIHC for the year ended December 31, 2022 increased by $411,936,000 to $469,855,000, compared to $57,919,000 for the year ended December 31, 2021. The increase in net losses was primarily driven by an increase in loss & LAE expense for the year, as a result of Hurricane Ian making landfall in Florida as a category four hurricane and exhausting our personal lines reinsurance coverage for the event. In addition, our provision for income taxes increased from the recognition of a valuation allowance against our deferred tax asset in 2022. Total revenues also decreased, driven by decreased gross written premiums and realized losses on investments, as described below. These factors were partially offset by lower policy acquisition costs and decreased ceded premium earned, as described below.

Revenues

Our gross written premiums decreased by $205,382,000, or 15.4%, to $1,124,063,000 for the year ended December 31, 2022, from $1,329,445,000 for the year ended December 31, 2021, driven by the transition of the Northeast business to HCPCI in the fourth quarter of 2021 and the first half of 2022, and the transition of the Southeast business to HCPCI in the second half of 2022. In addition, we experienced a decline in written premiums across the personal lines business, due to underwriting actions taken throughout 2021 and 2022. The breakdown of the year-over-year changes in both direct and assumed written premiums by region and gross written premium by line of business are shown in the table below.

Direct Written and Assumed Premium By Region (1)	2022	2021	Change
Florida	$885,202	$852,711	$32,491
Gulf	162,786	225,013	(62,227)
Southeast	42,780	93,188	(50,408)
Northeast	32,769	158,217	(125,448)
Total direct written premium by region	$1,123,537	$1,329,129	$(205,592)
Assumed premium (2)	526	316	210
Total gross written premium by region	$1,124,063	$1,329,445	$(205,382)

Gross Written Premium by Line of Business
Personal property (3)	$615,819	$907,207	$(291,388)
Commercial property (4)	508,244	422,238	86,006
Total gross written premium by line of business	$1,124,063	$1,329,445	$(205,382)
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, South Carolina as of June 1, 2022, Georgia as of October 1, 2022 and North Carolina as of December 1, 2022 as the policies have transitioned to HCPCI.
(2) Assumed premium written for 2022 and 2021 primarily included commercial property business assumed from unaffiliated insurers.
(3) Includes gross written premium from flood policies.
(4) Commercial written premium for 2022 and 2021 was primarily written in Florida.

New and Renewal Policies(1) By Region(2)	2022	2021	Change
Florida	141,953	212,497	(70,544)
Gulf	67,546	113,983	(46,437)
Northeast	33,596	122,723	(89,127)
Southeast	24,600	60,406	(35,806)
Total	267,695	509,609	(241,914)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.
(2) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, South Carolina as of June 1, 2022, Georgia as of October 1, 2022 and North Carolina as of December 1, 2022 as the policies have transitioned to HCPCI.

UNITED INSURANCE HOLDINGS CORP.

Ceded premiums earned decreased by $58,125,000, or 7.1%, to $760,557,000 for the year ended December 31, 2022 from $818,682,000 for 2021. The decrease is primarily driven by a $57,134,000 decrease in ceded premiums earned from our quota share agreements. This decrease can be attributed to the transition of our Northeast and Southeast business to HCPCI, resulting in lower cessions to the associated quota share contracts in 2022. In addition, our cessions to our external contracts decreased in 2022 as the result of the decrease in personal lines gross written premium described above.

Net investment income remained relatively flat in 2022, decreasing by $239,000, or 1.7%, to $14,011,000 for the year ended December 31, 2022 from $13,772,000 for 2021.

Net realized investment gains (losses) and net unrealized gains (losses) on equity securities decreased by $45,471,000, or 668.3%, to a net loss of $38,667,000 for the year ended December 31, 2022 from a net gain of $6,804,000 for the year ended December 31, 2021, driven by $22,718,000 of impairment losses realized on the fixed maturity portfolio attributable to our personal lines operating segment. The remainder of this change can be attributed to rising interest rates and unfavorable market conditions in 2022 resulting in unrealized losses on our investment portfolio.

Expenses

Expenses for the year ended December 31, 2022 increased $191,730,000, or 26.7%, to $910,298,000, from $718,568,000 for 2021. The increase in expenses was primarily due to an increase in loss and LAE as a result of Hurricane Ian making landfall in Florida as a category four hurricane and exhausting our personal lines reinsurance coverage for the event. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2022	2021	Change
Net loss and LAE	$637,647	$422,134	$215,513
% of Gross earned premiums	52.1%	30.0%	22.1	pts
% of Net earned premiums	137.8%	71.6%	66.2	pts
Less:
Current year catastrophe losses	$283,190	$113,740	$169,450
Prior year reserve unfavorable development	112,636	27,856	84,780
Underlying loss and LAE (1)	$241,821	$280,538	$(38,717)
% of Gross earned premiums	19.8%	19.9%	(0.1)	pts
% of Net earned premiums	52.3%	47.6%	4.7	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2022	2021	Change
Policy acquisition costs	$156,089	$173,574	$(17,485)
Operating and underwriting	43,632	56,257	(12,625)
General and administrative	63,317	57,212	6,105
Total Operating Expenses	$263,038	$287,043	$(24,005)
% of Gross earned premiums	21.5%	20.4%	1.1	pts
% of Net earned premiums	56.9%	48.7%	8.2	pts

    Loss and LAE increased by $215,513,000, or 51.1%, to $637,647,000 for the year ended December 31, 2022, from $422,134,000 for the year ended December 31, 2021. Loss and LAE expense as a percentage of net earned premiums increased 66.2 points to 137.8% for the year ended December 31, 2022, compared to 71.6% for the year ended December 31, 2021. During the year ended December 31, 2022, we experienced increased catastrophe losses as a result of the severity of Hurricane Ian in 2022. In addition, during the year ended December 31, 2022 prior year reserve unfavorable development was higher on

UNITED INSURANCE HOLDINGS CORP.

both catastrophe and non-catastrophe losses. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2022 would have been 19.8%, a decrease of 0.1 points from 19.9% during the year ended December 31, 2021.

Policy acquisition costs decreased by $17,485,000, or 10.1%, to $156,089,000 for the year ended December 31, 2022, from $173,574,000 for the year ended December 31, 2021. The primary driver of the decrease in expense was a decrease in agent commissions, premium taxes and policy administration fees of $24,871,000, $4,958,000 and $4,077,000, respectively, all of which fluctuated in conjunction with the year-over-year decrease in personal lines gross written premium. This was partially offset by a $8,071,000 increase in external management fees incurred as a result of an increased volume of commercial written premium year-over-year. In addition, ceding commission income decreased $9,783,000 due to changes in the terms of our quota share reinsurance agreements.

Operating and underwriting expenses decreased by $12,625,000, or 22.4%, to $43,632,000 for the year ended December 31, 2022, from $56,257,000 for the year ended December 31, 2021, primarily due to decreased expenses related to our investment in technology of $10,606,000. In addition, underwriting expenses decreased $2,888,000, driven by the decrease in personal lines premiums described above.

General and administrative expenses increased by $6,105,000, or 10.7%, to $63,317,000 for the year ended December 31, 2022, from $57,212,000 for the year ended December 31, 2021, primarily due to the impairment of goodwill attributable to our personal lines operating segment totaling $13,569,000. This was partially offset by a decrease in salary related expenses of $8,547,000 attributable to a reduction in payroll taxes attributable to an employee retention tax credit refund for taxes previously paid and recognized as an expense by the company, as well as a reduction in headcount in 2022.

We experienced adverse reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

	Historical Reserve Development
($ in thousands, except ratios)	2018	2019	2020	2021	2022
Prior year reserve favorable (unfavorable) development	$(4,318)	$(33,134)	$6,786	$(27,856)	$(112,636)
Development as a % of earnings before interest and taxes	(76.7)%	145.2%	(5.5)%	37.4%	26.0%
Consolidated net loss and LAE ratio (LR)	59.3%	66.4%	79.4%	71.6%	137.8%
Prior year reserve unfavorable (favorable) development on LR	0.6%	4.4%	(0.9)%	4.7%	24.3%
Current year catastrophe losses on LR	14.6%	12.9%	38.5%	19.3%	61.2%
Underlying net loss and LAE ratio(1)	44.1%	49.1%	41.8%	47.6%	52.3%
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

UNITED INSURANCE HOLDINGS CORP.

Personal Lines Operating Segment Results

Pretax losses attributable to our personal lines operating segment for the year ended December 31, 2022 increased by $376,597,000 to a pretax loss of $481,153,000, compared to a pretax loss of $104,556,000 for the year ended December 31, 2021. The increase in pretax net loss was primarily due to a $291,387,000 decrease in gross written premiums, as described below, and a $183,088,000 increase in losses and LAE during 2022, driven by the impact of Hurricane Ian making landfall in Florida as a category four hurricane and exhausting our personal lines reinsurance coverage for the event. We also experienced a $29,172,000 decrease in realized investment gains, as described below. These drivers were partially offset by a $18,283,000 decrease in policy acquisition costs and $11,734,000 decrease in operating costs year-over-year, as described below.

Revenues

Our gross written premiums attributable to our personal lines operating segment decreased by $291,387,000, or 32.1%, to $615,820,000 for the year ended December 31, 2022, from $907,207,000 for the year ended December 31, 2021, primarily reflecting the transition of the Northeast business to HCPCI in the fourth quarter of 2021 and first half of 2022, and the transition of the Southeast business to HCPCI in the second half of 2022. In addition, decreases across all regions are seen due to the underwriting actions taken during 2021 and 2022. The breakdown of the year-over-year changes in direct written premiums by region are shown in the table below.

Direct Written Premium By Region(1)	2022	2021	Change
Florida	$381,387	$439,645	$(58,258)
Gulf	158,899	217,604	(58,705)
Northeast	32,769	158,217	(125,448)
Southeast	42,765	91,741	(48,976)
Total gross written premium by region	$615,820	$907,207	$(291,387)
(1) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, South Carolina as of June 1, 2022, Georgia as of October 1, 2022 and North Carolina as of December 1, 2022 as the policies have transitioned to HCPCI.

New and Renewal Policies(1) By Region(2)		2022	2021	Change
Florida		136,456	206,366	(69,910)
Gulf		67,514	113,884	(46,370)
Northeast	113,884	33,596	122,723	(89,127)
Southeast		24,598	60,376	(35,778)
Total		262,164	503,349	(241,185)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.
(2) "Gulf" is comprised of Louisiana and Texas; "Northeast" is comprised of Massachusetts, New Jersey and New York in 2022 and Connecticut, Massachusetts, New Jersey, New York and Rhode Island in 2021; and "Southeast" is comprised of Georgia, North Carolina and South Carolina. We are no longer writing in New Jersey as of January 15, 2022, Massachusetts as of April 1, 2022, South Carolina as of June 1, 2022, Georgia as of October 1, 2022 and North Carolina as of December 1, 2022 as the policies have transitioned to HCPCI.

Ceded premiums earned attributable to our personal lines operating segment decreased by $66,362,000, or 11.4%, to $515,264,000 for the year ended December 31, 2022 from $581,626,000 for the year ended December 31, 2021. The decrease is primarily driven by a $65,755,000 decrease in ceded premiums earned from our quota share agreements. This decrease can be attributed to the transition of our Northeast and Southeast business to HCPCI, resulting in lower cessions to the associated quota share contracts in 2022. In addition, our cessions to our external contracts decreased in 2022 as the result of the decrease in gross written premium described above.

Net investment income attributable to our personal lines operating segment decreased by $865,000, or 9.7%, to $8,097,000 for the year ended December 31, 2022 from $8,962,000 for the year ended December 31, 2021. The decrease is driven by a $3,304,000 decrease in income from our fixed maturity investment portfolio as a result of a decrease in the size of our fixed maturity portfolio in 2022. This was partially offset by increased income on our cash equivalents of $1,976,000 as a result of increased holdings, and a decrease in investment related expenses of $292,000.

UNITED INSURANCE HOLDINGS CORP.

Net realized investment gains (losses) and net unrealized gains (losses) on equity securities attributable to our personal lines operating segment decreased by $35,555,000, or 662.5%, to a net loss of $30,188,000 for the year ended December 31, 2022 from a net gain of $5,367,000 for the year ended December 31, 2021, primarily driven by $22,718,000 of impairment losses realized on our fixed maturity portfolio. The remainder of this change can be attributed to rising interest rates and unfavorable market conditions in 2022 resulting in unrealized losses on our investment portfolio still held of $4,617,000 during 2022 and realized losses on our portfolio sold during 2022 of $2,853,000.

Expenses

Expenses attributable to our personal lines operating segment for the year ended December 31, 2022 increased $157,504,000, or 28.1%, to $717,316,000 for the year ended December 31, 2022, from $559,812,000 for the year ended December 31, 2021. The increase in expenses was primarily due to an increase in loss and LAE as a result of Hurricane Ian making landfall in Florida as a category four hurricane and exhausting our personal lines reinsurance coverage for the event. This was partially offset by decreased policy acquisition and operating costs, described below. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2022	2021	Change
Net loss and LAE	$550,504	$367,416	$183,088
% of Gross earned premiums	72.5%	36.8%	35.7	pts
% of Net earned premiums	225.9%	88.2%	137.7	pts
Less:
Current year catastrophe losses	$239,805	$104,210	$135,595
Prior year reserve unfavorable (favorable) development	120,535	32,209	88,326
Underlying loss and LAE (1)	$190,164	$230,997	$(40,833)
% of Gross earned premiums	25.1%	23.1%	2.0	pts
% of Net earned premiums	78.0%	55.5%	22.5	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s personal lines operating segment expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2022	2021	Change
Policy acquisition costs	$75,093	$93,376	$(18,283)
Operating and underwriting	39,270	51,004	(11,734)
General and administrative	52,318	47,927	4,391
Total Operating Expenses	$166,681	$192,307	$(25,626)
% of Gross earned premiums	22.0%	19.3%	2.7	pts
% of Net earned premiums	68.4%	46.2%	22.2	pts

Loss and LAE attributable to our personal lines operating segment increased by $183,088,000, or 49.8%, to $550,504,000 for the year ended December 31, 2022, from $367,416,000 for the year ended December 31, 2021. Loss and LAE expense as a percentage of net earned premiums increased 137.7 points to 225.9% for the year ended December 31, 2022, compared to 88.2% for the year ended December 31, 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2022 would have been 25.1%, an increase of 2.0 points from 23.1% during the year ended December 31, 2021.

Policy acquisition costs attributable to our personal lines operating segment decreased by $18,283,000, or 19.6%, to $75,093,000 for the year ended December 31, 2022, from $93,376,000 for the year ended December 31, 2021. The primary driver of the decrease in costs was decreased agent commissions, premium taxes, and policy administration fees of $22,455,000, $7,427,000 and $4,042,000, respectively, which fluctuated in conjunction with the year-over-year decrease in

UNITED INSURANCE HOLDINGS CORP.

written premium described above. This was partially offset by decreased ceding commission income of $17,075,000 related primarily to our quota share reinsurance agreements.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $11,734,000, or 23.0%, to $39,270,000 for the year ended December 31, 2022, from $51,004,000 for the year ended December 31, 2021, primarily due to decreased expenses related to our investment in technology of $9,413,000. In addition, underwriting expenses decreased $2,692,000, driven by the decrease in written premiums described above.

General and administrative expenses attributable to our personal lines operating segment increased by $4,391,000, or 9.2%, to $52,318,000 for the year ended December 31, 2022, from $47,927,000 for the year ended December 31, 2021, as the result of impairment of goodwill attributable to our personal lines operating segment of $13,569,000. This was partially offset by a decrease in salary related expenses of $9,244,000 attributable to a reduction in payroll taxes attributable to an employee retention tax credit refund for taxes previously paid and recognized as an expense by the company, as well as a reduction in headcount in 2022.

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the year ended December 31, 2022 increased by $3,820,000 to pretax income of $35,841,000, compared to pretax income of $32,021,000 for the year ended December 31, 2021. The increase in pretax earnings was primarily due to an increase in revenue driven by increased gross written premium described below. This increase was partially offset by increased loss & LAE expense for the year as a result of Hurricane Ian making landfall in Florida as a category four hurricane.

Revenues

Our gross written premiums attributable to our commercial lines operating segment increased by $86,005,000, or 20.4%, to $508,243,000 for the year ended December 31, 2022, from $422,238,000 for the year ended December 31, 2021, primarily reflecting the impact of rate increases on renewal business generated in the state of Florida, as we focus on increasing commercial written premiums and transitioning to a specialty commercial lines underwriter. These increases were partially offset by a decrease in premiums written in Texas and South Carolina as we are no longer writing business in these states. The breakdown of the year-over-year changes in both direct and assumed written premiums by state are shown in the table below.

Direct Written and Assumed Premium By State	2022	2021	Change
Florida	$503,815	$413,066	$90,749
Texas	3,887	7,409	(3,522)
South Carolina	15	1,447	(1,432)
Total direct written premium by region	$507,717	$421,922	$85,795
Assumed premium (1)	526	316	210
Total gross written premium by region	$508,243	$422,238	$86,005
(1) Assumed premium written for 2022 and 2021 primarily included commercial property business assumed from unaffiliated insurers.

New and Renewal Policies(1) By State	2022	2021	Change
Florida	5,497	6,131	(634)
Texas	32	99	(67)
South Carolina	2	30	(28)
Total	5,531	6,260	(729)
(1) Only includes new and renewal commercial policies written during the year.

Ceded premiums earned attributable to our commercial lines operating segment increased by $8,237,000 or 3.5%, to $245,293,000 for the year ended December 31, 2022 from $237,056,000 for the year ended December 31, 2021. The increase is primarily driven by a $8,621,000 increase in ceded premiums earned from our quota share agreements, driven by the increase in gross written premium, described above resulting in increased cessions to these contracts during 2022.

UNITED INSURANCE HOLDINGS CORP.

Net investment income attributable to our commercial lines operating segment increased by $1,097,000, or 23.0%, to $5,861,000 for the year ended December 31, 2022 from $4,764,000 for 2021. This increase is driven by a $999,000 increase in income from our cash and cash equivalent holdings, as a result of increased holdings year-over-year.

Net realized investment gains and net unrealized gains (losses) on equity securities attributable to our commercial lines operating segment decreased by $9,914,000, or 689.9%, to a net loss of $8,477,000 for the year ended December 31, 2022 from a net gain of $1,437,000 for 2021, primarily driven by the disposal of fixed maturities to meet liquidity needs during an unfavorable price environment, resulting in realized losses of $6,511,000 in 2022. The remainder of this change can be attributed to unrealized losses as a result of unfavorable market conditions experienced in 2022.

Expenses

Expenses attributable to our commercial lines operating segment for the year ended December 31, 2022 increased $34,256,000, or 23.2%, to $181,644,000 for the year ended December 31, 2022, from $147,388,000 for the year ended December 31, 2021. The increase in expenses was primarily due to an increase in loss and LAE as a result of Hurricane Ian making landfall in Florida as a category four hurricane. In addition, general and administrative costs increased $1,980,000 in 2022, as described below.

($ in thousands)	Year ended
	December 31,
	2022	2021	Change
Net loss and LAE	$87,143	$54,718	$32,425
% of Gross earned premiums	18.8%	13.3%	5.5	pts
% of Net earned premiums	39.8%	31.6%	8.2	pts
Less:
Current year catastrophe losses	$43,385	$9,530	$33,855
Prior year reserve favorable development	(7,899)	(4,353)	(3,546)
Underlying loss and LAE (1)	$51,657	$49,541	$2,116
% of Gross earned premiums	11.1%	12.1%	(1.0)	pts
% of Net earned premiums	23.6%	28.6%	(5.0)	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s commercial lines operating segment expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2022	2021	Change
Policy acquisition costs	$80,996	$80,198	$798
Operating and underwriting	3,926	4,873	(947)
General and administrative	9,579	7,599	1,980
Total Operating Expenses	$94,501	$92,670	$1,831
% of Gross earned premiums	20.4%	22.6%	(2.2)	pts
% of Net earned premiums	43.2%	53.5%	(10.3)	pts

Loss and LAE attributable to our commercial lines operating segment increased by $32,425,000, or 59.3%, to $87,143,000 for the year ended December 31, 2022, from $54,718,000 for the year ended December 31, 2021. Loss and LAE expense as a percentage of net earned premiums increased 8.2 points to 39.8% for the year ended December 31, 2022, compared to 31.6% for the year ended December 31, 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2022 would have been 11.1%, a decrease of 1.0 point from 12.1% during the year ended December 31, 2021.

UNITED INSURANCE HOLDINGS CORP.

Policy acquisition costs attributable to our commercial lines operating segment remained relatively flat, increasing by $798,000, or 1.0%, to $80,996,000 for the year ended December 31, 2022, from $80,198,000 for the year ended December 31, 2021.

Operating and underwriting expenses attributable to our commercial lines operating segment decreased by $947,000, or 19.4%, to $3,926,000 for the year ended December 31, 2022, from $4,873,000 for the year ended December 31, 2021, primarily due to decreased expenses related to our investment in technology of $1,164,000.

General and administrative expenses attributable to our commercial lines operating segment increased by $1,980,000, or 26.1%, to $9,579,000 for the year ended December 31, 2022, from $7,599,000 for the year ended December 31, 2021. This increase was driven by a $1,131,000 increase of allocated external fees related to legal, audit, actuarial and tax services provided during the year. In addition, we incurred an additional $698,000 in allocated salary expenses in 2022 compared to 2021.

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

We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance subsidiaries can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities. Large catastrophe losses such as Hurricane Ian in 2022 can present significant liquidity demands to the Company stemming from higher than normal frequency and severity of insurance claims. This can lead to the selling of securities that we intended to hold until maturity and realizing untimely gains or losses.

Two outside asset management companies, which have authority and discretion to buy and sell securities for us, manage our investments subject to (i) the guidelines established by our Board of Directors and (ii) the direction of management. The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis.

Our cash and investment portfolios totaled $715,721,000 at December 31, 2022 compared to $964,844,000 at December 31, 2021.

The following table summarizes our investments, by type:

	December 31, 2022		December 31, 2021
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$34,011	4.8%	$49,340	5.1%
Foreign governments	1,330	0.2%	3,459	0.4%
States, municipalities and political subdivisions	51,779	7.2%	79,896	8.3%
Public utilities	14,688	2.1%	25,457	2.6%
Corporate securities	141,634	19.8%	244,443	25.3%
Mortgage-backed securities	99,964	14.0%	186,740	19.4%
Asset-backed securities	32,126	4.5%	70,162	7.3%
Redeemable preferred stocks	931	0.1%	4,105	0.4%
Total fixed maturities	376,463	52.7%	663,602	68.8%
Mutual fund	35,485	5.0%	33,064	3.4%
Public utilities	551	0.1%	—	—%
Non-redeemable preferred stocks	2,984	0.4%	4,894	0.5%
Total equity securities	39,020	5.5%	37,958	3.9%
Other investments	16,628	2.3%	18,006	1.9%
Total investments	432,111	60.5%	719,566	74.6%
Cash and cash equivalents	229,893	32.0%	212,024	22.0%
Restricted cash	53,717	7.5%	33,254	3.4%
Total cash, cash equivalents, restricted cash and investments	$715,721	100.0%	$964,844	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2022 and 2021 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings in 2022 and 2021 consisted mainly of securities issued by

UNITED INSURANCE HOLDINGS CORP.

companies in the financial, utilities and industrial sectors or mutual funds. Most of the corporate bonds we hold reflected a similar diversification. At December 31, 2022, approximately 84.4% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 15.6% were corporate bonds rated “BBB” or “BB”.

During the year ended December 31, 2022, as a result of UPC’s plan of run-off, management determined that it was more likely than not that we would be required to sell a portion or all of our fixed-income securities attributable to the entity before recovery of their amortized cost basis. These securities were evaluated and none of the unrealized loss position was the result of a credit loss. As a result, we realized impairment losses of $22,718,000 on these securities. Total shareholders’ equity (deficit) was not impacted by such charge; however, our net loss for the year ended December 31, 2022 worsened and other comprehensive income improved by $22,718,000, before tax impacts, in offsetting amounts. The remainder of our fixed-income securities remain in an unrealized position as of December 31, 2022, with net unrealized losses on the portfolio totaling $33,054,000 as of December 31, 2022.

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

During the second quarter of 2022, we placed our reinsurance program for the 2022 hurricane season. We purchased catastrophe excess of loss reinsurance protection of $2,500,000,000 in the aggregate. The treaties reinsure personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes and tropical storms. The agreements were effective as of June 1, 2022, for a one-year term and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF) and coverage required under the Reinsurance to Assist Policyholders Program (RAP Program). The FHCF and RAP Program covers Florida risks only and we participate at 90%. Under our core catastrophe excess of loss treaty, retention on a first and second event is $16,400,000. During the third quarter, one of our reinsurer's participating on the $25,000,000 excess of $20,000,000 layer of the core catastrophe program exercised a contractual right to terminate their participation due to Demotech's downgrade of UPC's Financial Stability Rating. We were unsuccessful in replacing this coverage in the open market so our captive reinsurer, UPC Re, stepped into the $25,000,000 excess of $20,000,000 layer which was subsequently impacted by Hurricane Ian resulting in an additional retained loss of $20,100,000 million. The exhaustion point of IIC's catastrophe reinsurance program is approximately $200,000,000 in the aggregate, with a retention of $3,000,000 per occurrence, covering all perils.

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Ian, all of which is attributable to ACIC only. After reinstatement premiums of approximately $15.4 million, the Company has approximately $993 million of aggregate limit remaining after Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

Effective December 13, 2021, we renewed our all other perils (AOP) catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000.

UNITED INSURANCE HOLDINGS CORP.

During the third quarter of 2022, one of our private reinsurers who held a 100% share of the $15,000,000 in excess of $15,000,000 layer on our all other perils catastrophe excess of loss agreement notified us of their intent to terminate the agreement due to the contractual provision regarding the change in UPC's statutory surplus being greater than 25%. We agreed to a termination and commutation date of September 30, 2022 for this contract. This change resulted in approximately $1,300,000 of ceded premium savings that would have otherwise been due in the fourth quarter of 2022 and the Company retaining all the risk for any non-hurricane catastrophe losses up to $30,000,000, excluding any quota share recoveries.

The table below outlines our quota share agreements in effect for the years ended December 31, 2022 and 2021.

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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include ACIC.

Reinsurance costs as a percent of gross earned premium during the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Non-at-Risk	(2.2)%	(2.1)%
Quota Share	(23.8)	(24.8)
All Other	(36.1)	(31.3)
Total Ceding Ratio	(62.1)%	(58.2)%

UNITED INSURANCE HOLDINGS CORP.

Reinsurance costs as a percent of gross earned premium for our commercial lines and personal lines operating segments during the years ended December 31, 2022 and 2021 were as follows:

	Personal		Commercial
	2022	2021	2022	2021
Non-at-Risk	(3.3)%	(2.9)%	(0.5)%	(0.2)%
Quota Share	(29.1)	(28.7)	(15.3)	(15.1)
All Other	(35.5)	(26.7)	(37.2)	(42.5)
Total Ceding Ratio	(67.9)%	(58.3)%	(53.0)%	(57.8)%

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

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Year Ended December 31,
	2022	2021	2020
Quota Share (1)	$(115,290)	$(294,570)	$(306,331)
Excess-of-loss	(404,196)	(545,128)	(412,220)
Equipment, identity theft, and cyber security	(4,023)	(1,562)	(13,801)
Flood and inland flood	(19,445)	(23,465)	(23,517)
Ceded premiums written	$(542,954)	$(864,725)	$(755,869)
Change in ceded unearned premiums	(217,603)	46,043	114,552
Ceded premiums earned	$(760,557)	$(818,682)	$(641,317)
(1) 2022 and 2021 quota share ceded written premium includes our quota share agreements with HCPCI and Typtap.

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our commercial lines and personal lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

Personal Lines Operating Segment

	Year Ended December 31,
	2022	2021	2020
Quota Share (1)	$(62,280)	$(219,293)	$(284,886)
Excess-of-loss	(236,089)	(373,419)	(222,107)
Equipment, identity theft, and cyber security	(1,754)	(811)	(11,724)
Flood and inland flood	(19,445)	(23,465)	(23,517)
Ceded premiums written	$(319,568)	$(616,988)	$(542,234)
Change in ceded unearned premiums	(195,696)	35,362	95,394
Ceded premiums earned	$(515,264)	$(581,626)	$(446,840)
(1) 2022 and 2021 quota share ceded written premium includes our quota share agreements with HCPCI and Typtap.

UNITED INSURANCE HOLDINGS CORP.

Commercial Lines Operating Segment Impact

	Year Ended December 31,
	2022	2021	2020
Quota Share	(53,010)	(75,277)	(21,445)
Excess-of-loss	(168,107)	(171,709)	(190,113)
Equipment, identity theft, and cyber security	(2,269)	(751)	(2,077)
Ceded premiums written	$(223,386)	$(247,737)	$(213,635)
Change in ceded unearned premiums	(21,907)	10,681	19,158
Ceded premiums earned	$(245,293)	$(237,056)	$(194,477)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2022
Current period catastrophe losses incurred
Named and numbered storms	2	$203,896	44.1%
All other catastrophe loss events	38	79,294	17.1%
Total	40	$283,190	61.2%

December 31, 2021
Current period catastrophe losses incurred
Named and numbered storms	7	$35,872	6.1%
All other catastrophe loss events	40	77,868	13.2%
Total	47	$113,740	19.3%

December 31, 2020
Current period catastrophe losses incurred
Named and numbered storms	13	$208,157	27.2%
All other catastrophe loss events	35	86,380	11.3%
Total	48	$294,537	38.5%
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

UNITED INSURANCE HOLDINGS CORP.

Personal Lines Operating Segment Impact

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2022
Current period catastrophe losses incurred
Named and numbered storms	2	$160,723	66.0%
All other catastrophe loss events	38	79,082	32.4%
Total	40	$239,805	98.4%

December 31, 2021
Current period catastrophe losses incurred
Named and numbered storms	7	$35,715	8.6%
All other catastrophe loss events	40	68,495	16.4%
Total	47	$104,210	25.0%

December 31, 2020
Current period catastrophe losses incurred
Named and numbered storms	13	$191,473	33.6%
All other catastrophe loss events	33	78,402	13.7%
Total	46	$269,875	47.3%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

Commercial Lines Operating Segment Impact

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2022
Current period catastrophe losses incurred
Named and numbered storms	2	$43,173	19.7%
All other catastrophe loss events	7	212	0.1%
Total	9	$43,385	19.8%

December 31, 2021
Current period catastrophe losses incurred
Named and numbered storms	4	$158	0.1%
All other catastrophe loss events	4	9,372	5.4%
Total	8	$9,530	5.5%

December 31, 2020
Current period catastrophe losses incurred
Named and numbered storms	8	$16,684	8.5%
All other catastrophe loss events	9	7,978	4.1%
Total	17	$24,662	12.6%
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

Unpaid losses and LAE totaled $1,946,938,000 and $1,084,450,000 as of December 31, 2022 and 2021, respectively. Of this total, $816,489,000 and $230,377,000 is related to our commercial lines operating segment, respectively. The remaining $1,130,449,000 and $854,073,000 is related to our personal lines operating segment, respectively. On a consolidated basis, this balance has increased year over year, driven by Hurricane Ian which made landfall in Florida as a category four hurricane during the third quarter of 2022. While we did have a higher frequency of storms in 2021, the severity of Hurricane Ian resulted in a year over year increase. Reinsurance recoverables also increased year over year due to the cession of these Hurricane Ian losses to our core catastrophe reinsurance program.

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

During the year ended December 31, 2022, we contributed $81,000,000 and $11,200,000 to our insurance subsidiaries, UPC and FSIC, respectively. The contribution made to FSIC was made prior to the merging of FSIC into UPC. In addition, we contributed $9,574,000 to our reinsurance subsidiary, UPC Re. During the year ended December 31, 2021, we contributed $17,000,000, $8,000,000 and $17,500,000 to our insurance subsidiaries, UPC, FSIC, and ACIC, respectively. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

During 2022, we received a dividend of $26,000,000 from ACIC. During February 2021, we received a dividend of $3,500,000 from IIC. During February 2020, we received a dividend of $12,000,000 from IIC.

UNITED INSURANCE HOLDINGS CORP.

On December 13, 2017, we issued $150,000,000 of senior notes (Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On and after that date, we may redeem the Senior Notes at par. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of our issuer and debt ratings BBB- to BB+. As a result, pursuant to our agreement, the interest rate of our Senior notes increased from 6.25% to 7.25% effective on the next Interest Payment date of June 15, 2023.

As a result of claim activity from the current and prior years, we have an obligation related to the unpaid policyholder losses and unpaid loss adjustment expenses associated with the settling of these claims. As of December 31, 2022, our total obligation related to these claim payments was $1,946,938,000, of which we estimate $874,255,000 to be short-term in nature (due in less than twelve months), based upon our cumulative claims paid over the last 22 years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this estimated projected settlement, and as a result these estimates will differ, perhaps significantly, from actual future payments.

In addition to our unpaid loss and loss adjustment expenses, as of December 31, 2022 we have outstanding debt obligations related to our notes payable totaling $154,118,000. This is exclusive of interest costs, which we estimate will total $54,669,000 over the life of the debt, based on the current fixed and variable interest rates of these notes. Our short-term obligation related to these notes payable total $1,176,000 in principal payments and $11,015,000 in estimated interest payments. For more information regarding these outstanding notes, please see Note 11.

In connection with entering into contracts with our outside vendors, we have minimum obligations due to our vendors over the life of the contracts. Our main vendor obligations are related to underwriting tools, claims and policy administration systems, and software used by our information technology department in their daily operations. Our total obligation related to these three categories of obligations are $1,285,000, $2,200,000, and $6,250,000, respectively. Of these obligations, $597,000, $1,763,000, and $1,250,000, respectively are short-term in nature.

As described in Note 1 in the Notes to the Consolidated Financial Statements below, substantial doubt exists about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liability and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•Working with the DFS to finalize a memorandum of understanding on how to allocate all shared reinsurance recoveries between UPCIC and ACIC;
•Providing additional information to our rating agencies for the affirmation of the Company’s current financial ratings;
•Successfully renewing our catastrophe reinsurance programs for ACIC and IIC effective June 1, 2023; and
•Exploring raising additional capital for ACIC, including in the form of surplus note contributions, to strengthen its statutory risk-based capital if necessary.

If the Company is unable to implement these actions, there is no assurance that the Company will be able to obtain the necessary amounts of additional capital to continue as a going concern. As of the date of this report we do not have any commitments from any source to provide such additional capital. Even if we are able to secure debt or equity financing, it may be unavailable in the amounts or time when we require. Furthermore, such financing would likely take the form of bank loans, surplus notes, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, surplus notes or other debt would increase our capital requirements and a possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

During the year ended December 31, 2022, several balance sheet items were impacted by Hurricane Ian, which made landfall in the state of Florida as a category four hurricane. Unpaid losses and loss adjustment expense increased during the period, driven by the severity of Hurricane Ian. This was partially offset by increased reinsurance recoverable on paid and unpaid losses during the period, as these losses were ceded to our core catastrophe reinsurance contracts. However, the severity of Hurricane Ian resulted in the exhausting of our personal lines operating segment reinsurance coverage for the event, resulting in a net increase of $228,240,000 year-over-year. In addition to this event, unearned premiums, ceded unearned premiums, and reinsurance payable on premiums all decreased year over year, driven by the transition of our northeast and southeast business in 2022, and continued underwriting actions taken in 2022. These actions resulted in lower gross written premiums and premiums ceded to our quota share contracts.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments and cost of property, equipment and capitalized software acquired. Additional cash outflows relate to the purchase of fixed assets. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the year ended December 31, 2022, cash provided by investing activities decreased $14,562,000 as the result of net sales of investments totaling $218,646,000 in 2022, compared to $256,648,000 in 2021. This was partially offset by $21,236,000 in proceeds from the sale of assets in 2022.

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the year ended December 31, 2022, cash used in financing activities increased by $13,184,000 due to a return of capital to Kiln of $18,335,000 as a result of the stock re-purchase agreement and termination agreements effective June 30, 2022. Additionally, during the third quarter of 2022 we repaid our Truist note in full, resulting in a $3,004,000 increase in repayments for the year. These increases were partially offset by a decrease in dividend payments of $7,761,000 since no dividends were declared in the second, third or fourth quarter of 2022.

UNITED INSURANCE HOLDINGS CORP.

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

As of September 30, 2022, very little paid loss or case loss information was available related to Hurricane Ian. As a result, actuarial methodologies relied upon catastrophe model estimates as provided by catastrophe model vendors. The Company selected within the reasonable range of catastrophe model estimates at September 30, 2022. However, as of December 31, 2022, paid loss and case loss information was sufficient to establish additional methodologies, including paid loss & loss adjustment expense development, reported loss & loss adjustment expense development, case reserve development, claims decay analysis, paid loss and allocated loss adjustment expense B-F method, and reported loss & loss adjustment expense B-F method. These additional methodologies at December 31, 2022 supplemented the original catastrophe model estimates and pointed to a larger range of outcomes than considered at September 30, 2022. The Company adjusted the selection at December 31, 2022 in consideration of the larger range considering all available methodologies.

Fair Value of Investments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of fair value of

UNITED INSURANCE HOLDINGS CORP.

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

Investment Portfolio Credit Allowances

For investments classified as available for sale, the difference between fair value and cost or amortized cost for fixed income securities is reported as a component of accumulated other comprehensive loss on our Consolidated Balance Sheet and is not reflected in our net loss of any period until reclassified to net loss upon the consummation of a transaction with an unrelated third party. We have a portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be impaired as the result of a credit loss.

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

If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an allowance for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive loss. If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

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

Measurement of Goodwill and Related Impairment

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We test goodwill for impairment by performing a quantitative assessment. Goodwill is impaired when it is determined that the carrying value of a reporting segment is in excess of the fair value of that reporting segment. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.

UNITED INSURANCE HOLDINGS CORP.

Please refer to Note 2(k) and Note 8 in our Notes to Consolidated Financial Statements for further information regarding our measurement of Goodwill and Related Impairment.

RELATED PARTY TRANSACTIONS

There were no related party transactions for the years ended December 31, 2022, 2021 and 2020.

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

Our investment policy was established by the Investment Committee of our Board of Directors and is reviewed regularly. Pursuant to this investment policy, our fixed-maturity portfolio is classified as available for sale and we report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive loss within our stockholders’ equity (deficit). We do not hold any securities that are classified as held to maturity and we do not hold any securities for trading or speculation. We do not utilize any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. The unrealized gains or losses related to our equity securities are recorded on the income statement per the guidance in ASU 2016-01.

INTEREST RATE RISK

Fixed-income securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-income securities at December 31, 2022 and 2021:

UNITED INSURANCE HOLDINGS CORP.

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
2022
300 basis point increase	$332,474	$(43,989)	(11.7)%
200 basis point increase	347,123	(29,340)	(7.8)
100 basis point increase	361,783	(14,680)	(3.9)
Fair value	376,463	—	—
100 basis point decrease	391,134	14,671	3.9
200 basis point decrease	405,825	29,362	7.8
300 basis point decrease	$420,443	$43,980	11.7%

2021
300 basis point increase	$585,416	$(78,186)	(11.8)%
200 basis point increase	611,472	(52,130)	(7.9)
100 basis point increase	637,534	(26,068)	(3.9)
Fair value	663,602	—	—
100 basis point decrease	689,131	25,529	3.8
200 basis point decrease	707,396	43,794	6.6
300 basis point decrease	$711,488	$47,886	7.2%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-income investments, and should not be considered indicative of future results. Based on our analysis, a 300-basis point decrease or increase in interest rates from the December 31, 2022 rates would have a material impact on our results of operations and cash flows in the event divesting of these holdings was necessary. However, we do not anticipate the need to sell securities in an unrealized loss position as of December 31, 2022. In line with the anticipated LIBOR phase out, the last one-week and two-month LIBOR settings were published on December 31, 2021. However, the Intercontinental Exchange will continue to publish one-month, three-month, six-month and twelve-month LIBOR settings through 2023. We are unable to predict the use of alternate reference rates and corresponding interest rate risk at this time.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturity securities. We mitigate this risk by generally investing in investment grade securities and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-income security portfolio by rating at December 31, 2022 and 2021:

UNITED INSURANCE HOLDINGS CORP.

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
2022
AAA	$78,033	19.1%	$70,735	18.8%
AA+, AA, AA-	124,602	30.3	119,686	31.8
A+, A, A-	139,631	34.1	127,176	33.8
BBB+, BBB, BBB-	66,211	16.2	57,967	15.4
BB+, BB, BB-	1,040	0.3	899	0.2
Total	$409,517	100.0%	$376,463	100.0%

2021
AAA	$125,869	18.7%	$124,370	18.7%
AA+, AA, AA-	214,542	31.9	210,900	31.8
A+, A, A-	218,407	32.5	216,778	32.7
BBB+, BBB, BBB-	112,244	16.7	110,469	16.6
BB+, BB, BB-	1,077	0.2	1,085	0.2
Total	$672,139	100.0%	$663,602	100.0%

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

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2022 consisted of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

During 2022, we increased our equity portfolio from 5.4% of our total investments (excluding cash, restricted cash and cash equivalents) at December 31, 2021 to 9.0% of our total investments (excluding cash, restricted cash and cash equivalents) at December 31, 2022.

UNITED INSURANCE HOLDINGS CORP.

The following table illustrates the composition of our equity portfolio at December 31, 2022 and 2021:

		% of Total
Stocks by Sector	Fair Value	Fair Value
2022
Funds	$35,485	90.9%
Financial	2,867	7.4
Utilities	551	1.4
Industrial	117	0.3
Total	$39,020	100.0%

2021
Funds	$33,064	87.1%
Financial	3,723	9.8
Utilities	1,008	2.7
Industrial	163	0.4
Total	$37,958	100.0%

UNITED INSURANCE HOLDINGS CORP.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of United Insurance Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Insurance Holdings Corp. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant underwriting losses and no longer controls or consolidates United Property & Casualty Insurance Company (“UPC”) subsequent to February 27, 2023. There is uncertainty regarding the Company’s ability to obtain existing reinsurance recoveries and the subsequent placement of reinsurance contracts. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 20 to the financial statements, on February 27, 2023, UPC was ordered into receivership for purposes of liquidation, with the Florida Department of Financial Services appointed as the receiver, which deconsolidated UPC from the group.

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

Given the subjectivity of estimating the projected losses to be incurred by the Company as it relates to both reported and unreported claims, performing audit procedures to evaluate whether the Company’s loss reserves were appropriately recorded as of December 31, 2022, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida
April 17, 2023

We have served as the Company’s auditor since 2018.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $409,517 and $672,139, respectively)	$376,463	$663,602
Equity securities	39,020	37,958
Other investments (amortized cost of $16,578 and $17,131, respectively)	16,628	18,006
Total investments	432,111	719,566
Cash and cash equivalents	229,893	212,024
Restricted cash	53,717	33,254
Total cash, cash equivalents and restricted cash	283,610	245,278
Accrued investment income	3,062	3,296
Property and equipment, net	19,591	31,561
Premiums receivable, net (credit allowance of $69 and $32, respectively)	86,036	79,166
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $603 and $563, respectively)	1,631,408	997,120
Ceded unearned premiums	213,028	430,631
Goodwill	59,476	73,045
Deferred policy acquisition costs, net	58,933	38,520
Intangible assets, net	12,770	18,375
Other assets, net	37,471	62,015
Total Assets	$2,837,496	$2,698,573
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Unpaid losses and loss adjustment expenses	$1,946,938	$1,084,450
Unearned premiums	545,820	644,940
Reinsurance payable on premiums	59,896	248,625
Payments outstanding	215,057	114,524
Accounts payable and accrued expenses	74,503	76,258
Operating lease liability	1,689	1,934
Other liabilities	23,159	39,324
Notes payable, net	152,473	156,561
Total Liabilities	$3,019,535	$2,366,616
Commitments and contingencies (Note 12)
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,492,256 and 43,360,429 issued, respectively; 43,280,173 and 43,370,442 outstanding, respectively	4	4
Additional paid-in capital	395,631	394,268
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(30,947)	(6,531)
Retained earnings (deficit)	(546,296)	(74,904)
Total stockholders' equity (deficit) attributable to United Insurance Holdings Corp. (UIHC) stockholders	$(182,039)	$312,406
Noncontrolling interests (NCI)	—	19,551
Total Stockholders’ Equity (Deficit)	$(182,039)	$331,957
Total Liabilities and Stockholders’ Equity (Deficit)	$2,837,496	$2,698,573

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2022	2021	2020
REVENUE:
Gross premiums written	$1,124,063	$1,329,445	$1,456,863
Change in gross unearned premiums	99,120	78,998	(49,883)
Gross premiums earned	1,223,183	1,408,443	1,406,980
Ceded premiums earned	(760,557)	(818,682)	(641,317)
Net premiums earned	462,626	589,761	765,663
Net investment income	14,011	13,772	24,125
Net realized investment gains (losses)	(32,082)	3,567	66,691
Net unrealized gains (losses) on equity securities	(6,585)	3,237	(27,562)
Other revenue	17,452	24,190	17,739
Total revenues	455,422	634,527	846,656
EXPENSES:
Losses and loss adjustment expenses	637,647	422,134	608,316
Policy acquisition costs	156,089	173,574	236,002
Operating expenses	43,632	56,257	52,876
General and administrative expenses	63,317	57,212	72,057
Interest expense	9,613	9,391	9,582
Total expenses	910,298	718,568	978,833
Loss before other income	(454,876)	(84,041)	(132,177)
Other income	10,395	184	74
Loss before income taxes	(444,481)	(83,857)	(132,103)
Provision (benefit) for income taxes	25,485	(23,989)	(36,605)
Net loss	$(469,966)	$(59,868)	$(95,498)
Less: Net income (loss) attributable to NCI	(111)	(1,949)	956
Net loss attributable to UIHC	$(469,855)	$(57,919)	$(96,454)
OTHER COMPREHENSIVE LOSS:
Change in net unrealized gains (losses) on investments	(56,600)	(18,267)	64,726
Reclassification adjustment for net realized investment losses (gains)	32,082	(3,567)	(66,691)
Income tax benefit related to items of other comprehensive loss	49	5,264	502
Total comprehensive loss	$(494,435)	$(76,438)	$(96,961)
Less: Comprehensive income (loss) attributable to NCI	(164)	(2,295)	1,119
Comprehensive loss attributable to UIHC	$(494,271)	$(74,143)	$(98,080)

Weighted average shares outstanding
Basic	43,052,070	42,948,850	42,864,166
Diluted	43,052,070	42,948,850	42,864,166

Earnings available to UIHC common stockholders per share
Basic	$(10.91)	$(1.35)	$(2.25)
Diluted	$(10.91)	$(1.35)	$(2.25)

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Stockholders’ Equity (Deficit) Attributable to UIHC	NCI	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
December 31, 2019	43,028,074	$4	$391,852	$(431)	$11,319	$100,394	$503,138	$20,727	$523,865
Net income (loss)	—	—	—	—	—	(96,454)	(96,454)	956	(95,498)
Other comprehensive income (loss)	—	—	—	—	(1,626)	—	(1,626)	163	(1,463)
Reclassification due to adoption of ASU 2016-13	—	—	—	—	—	(262)	(262)	—	(262)
Stock compensation	47,803	—	1,270	—	—	—	1,270	—	1,270
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,313)	(10,313)	—	(10,313)
December 31, 2020	43,075,877	4	393,122	(431)	9,693	(6,635)	395,753	21,846	417,599
Net loss	—	—	—	—	—	(57,919)	(57,919)	(1,949)	(59,868)
Other comprehensive loss	—	—	—	—	(16,224)	—	(16,224)	(346)	(16,570)
Stock compensation	294,565	—	1,146	—	—	—	1,146	—	1,146
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,350)	(10,350)		(10,350)
December 31, 2021	43,370,442	4	394,268	(431)	(6,531)	(74,904)	312,406	19,551	331,957
Net loss	—	—	—	—	—	(469,855)	(469,855)	(111)	(469,966)
Other comprehensive loss	—	—	—	—	(24,416)	—	(24,416)	(53)	(24,469)
Return of Capital to NCI	—	—	—	—	—	1,052	1,052	(19,387)	(18,335)
Stock compensation	(90,269)	—	1,363	—	—	—	1,363	—	1,363
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
December 31, 2022	43,280,173	$4	$395,631	$(431)	$(30,947)	$(546,296)	$(182,039)	$—	$(182,039)

See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net loss	$(469,966)	$(59,868)	$(95,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including goodwill impairment	23,312	11,768	11,046
Bond amortization and accretion	5,624	8,814	6,422
Net realized losses (gains) on investments	32,082	(3,567)	(66,691)
Net unrealized losses (gains) on equity securities	6,585	(3,237)	27,562
Provision for uncollectible premiums	(37)	108	(140)
Provision for uncollectible reinsurance recoverables	(40)	(177)	(386)
Provision for uncollectible notes receivable	—	20	(20)
Deferred income taxes, net	24,138	(22,816)	(9,894)
Stock based compensation	1,388	1,185	1,382
Payment receivable in connection with HCI renewal rights agreement	3,800	(3,800)	—
Stock issued in connection with HCI renewal rights agreement	—	(5,007)	—
Gain on sale of property and equipment	(12,888)	—	—
Fixed asset and intangible asset disposals	2,884	21	2,949
Changes in operating assets and liabilities:
Accrued investment income	234	1,384	1,221
Premiums receivable	(6,833)	8,065	(496)
Reinsurance recoverable on paid and unpaid losses	(634,248)	(175,787)	(270,890)
Ceded unearned premiums	217,603	(46,043)	(114,554)
Deferred policy acquisition costs, net	(20,413)	35,894	30,158
Other assets	(3,218)	20,898	(31,917)
Unpaid losses and loss adjustment expenses	862,488	(5,516)	329,609
Unearned premiums	(99,120)	(78,998)	49,883
Reinsurance payable on premiums	(188,729)	6,989	75,505
Payments outstanding	100,533	36,612	20,357
Accounts payable and accrued expenses	(1,755)	(14,915)	12,581
Lease liabilities	(245)	(377)	1,987
Other liabilities	(16,292)	(7,041)	9,353
Net cash used in operating activities	(173,113)	(295,391)	(10,471)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed Maturities	250,536	442,406	695,288
Equity Securities	750	12,691	144,990
Other Investments	2,825	72,462	4,586
Purchases of:
Fixed Maturities	(25,545)	(198,553)	(726,862)
Equity Securities	(7,648)	(30,222)	(26,540)
Other Investments	(2,272)	(42,136)	(44,048)
Proceeds from sale of property and equipment	21,236	—	—
Cost of property, equipment and capitalized software acquired	(3,047)	(5,271)	(10,848)
Net cash provided by investing activities	236,835	251,377	36,566
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(25)	(39)	(112)
Return of capital in connection with termination of noncontrolling interest	(18,335)	—	—
Repayments of borrowings	(4,441)	(1,817)	(1,229)
Dividends	(2,589)	(10,350)	(10,313)
Net cash used in financing activities	(25,390)	(12,206)	(11,654)
Increase (decrease) in cash, cash equivalents and restricted cash	38,332	(56,220)	14,441
Cash, cash equivalents and restricted cash at beginning of period	245,278	301,498	287,057
Cash, cash equivalents and restricted cash at end of period	$283,610	$245,278	$301,498
Supplemental Cash Flows Information
Interest paid	$9,553	$9,534	$9,533
Income taxes paid (refunded)	$2,487	$(19,895)	$1,265
See accompanying notes to consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UPC Insurance) is a property and casualty insurance holding company that sources, writes and services residential personal and commercial property and casualty insurance policies using a network of agents and wholly-owned insurance subsidiaries. Our original insurance subsidiary is United Property & Casualty Insurance Company (UPC), which was formed in Florida in 1999. Our two other insurance subsidiaries are Interboro Insurance Company (IIC), acquired via merger on April 29, 2016; and American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017.

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent that manages substantially all aspects of UPC's business; Skyway Claims Services, LLC, which provides claims adjusting services to UPC, and ACIC; AmCo Holding Company, LLC (AmCo), which is a holding company subsidiary that consolidates its respective insurance company; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; Skyway Reinsurance Services, LLC, which provides reinsurance brokerage services for our insurance companies; Skyway Legal Services, LLC, which provides claims litigation services to our insurance companies; and Skyway Technologies, LLC, a managing general agent that provides technological and distribution services to our insurance companies.

Our primary products are homeowners' and commercial residential property insurance. In 2022 we offered personal residential insurance in six states, under authorization from the insurance regulatory authorities in each state. In addition, we write commercial residential insurance in Florida. During 2022, we also wrote commercial residential insurance in South Carolina, and Texas, however, effective May 1, 2022, we no longer write in these states. We are also licensed to write property and casualty insurance in an additional twelve states; however, we have not commenced writing or no longer write in these states.

On August 25, 2022, we announced that UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entail non-renewing personal lines policies in these states. Additionally, we announced that Demotech, Inc. (Demotech), an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the Florida Office of Insurance Regulation ("FLOIR") issued Consent Order No. 303643-22- CO that provides for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provides formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. Additionally, in connection with the Plan, IIC has agreed to not pay ordinary dividends without the prior approval of the New York Department of Financial Services until January 1, 2025. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the Florida Department of Financial Services which divested our ownership of UPC.

Effective June 1, 2022, we merged our majority-owned insurance subsidiary, Journey Insurance Company (JIC) into ACIC, with ACIC being the surviving entity. JIC was formed in strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln) on August 30, 2018, and operated independently from ACIC prior to the merging of the entities. The Kiln subsidiary held a noncontrolling interest in JIC, which was terminated prior to the merger.

Effective June 1, 2022, we entered into a quota share reinsurance agreement with TypTap Insurance Company (Typtap). Under the terms of this agreement, we cede 100% of our in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. Effective June 1, 2022, we began the transition of South Carolina policies to Homeowners Choice Property and Casualty, Inc (HCPCI) in connection with our renewal rights agreement. Effective October 1, 2022, transitioned Georgia policies to HCPCI in connection with our renewal rights agreement. Effective December 1, 2022, we began the transition of North Carolina policies to HCPCI in connection with our renewal rights agreement. As a result, these policies will no longer be covered under this agreement upon their renewal. This agreement replaces the 85% quota share agreement with HCPCI effective December 31, 2021.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

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

(c) Going Concern

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

In performing this evaluation, we concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about our ability to continue as a going concern:

(1) the ability to obtain reinsurance recoveries allocated to ACIC under the catastrophe treaties covering Hurricane Ian where ACIC’s affiliate, United Property & Casualty Insurance Company (“UPC”) is also a party, and (2) the ability to obtain adequate reinsurance to meet the requirements of the FLOIR and Demotech, the rating agency, for future reinsurance periods.

Upon completion of the Company’s year-end review of unpaid loss and loss adjustment reserves with our independent actuarial firm, our insurance entity, UPC, increased its gross loss estimate related to Hurricane Ian to $864 million. UPC’s loss estimate of $864 million fully exhausts all reinsurance available to UPC for this specific event, based on the reinsurance allocation agreement discussed below. As a result of this development, the Company immediately notified the FLOIR that UPC was expected to be insolvent as of December 31, 2022. On February 27, 2023, UPC was ordered into receivership for purposes of liquidation, with the Florida Department of Financial Services (the “DFS”) appointed as the receiver, which deconsolidated UPC from the group.

The Company’s other insurance subsidiaries are not parties to the receivership and continue to operate. However, ACIC’s catastrophe reinsurance coverage is a part of a combined reinsurance program with UPC.

To properly allocate the reinsurance recoverables under the shared catastrophe treaties, UPC and ACIC entered a reinsurance allocation agreement that became effective on June 1, 2022 (the “Allocation Agreement”). The Allocation Agreement was filed with and approved by the FLOIR on December 5, 2022. However, ACIC now believes there is uncertainty

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
regarding the timing of receipt of both recoveries currently held by UPC that are allocated to ACIC and future recoverables now that UPC has been placed into receivership. As of December 31, 2022, UPC held recoveries due to ACIC totaling $31,306,000.

On April 5, 2023, the Company filed a Motion for Release of Property of ACIC in the Circuit Court of the Second Judicial Circuit for Leon County, Florida, requesting that UPC immediately remit to ACIC reinsurance recoveries currently held by UPC and reinsurance recoveries recovered by UPC in the future in accordance with the Company’s Allocation Agreement. Alternatively, ACIC requested reinsurance recoveries remitted to UPC be placed into a segregated account for future reconciliation and remittance to ACIC. On April 13, 2023, the DFS filed a response to the Company’s motion, objecting to ACIC’s position. On April 14, 2023, the Court denied ACIC’s motion without prejudice. As a result of the foregoing, management believes substantial doubt exists regarding the Company’s ability to continue as a going concern.

As of December 31, 2022, ACIC calculates it is due approximately $273 million from the private reinsurance program described above in accordance with the Allocation Agreement approved by the FLOIR, related to its ultimate gross Hurricane Ian loss. To the extent that these reinsurance recoverables are not received timely and treated as a nonadmitted asset of ACIC, which would be excluded from regulatory capital and surplus, the Company may not have sufficient liquidity to continue to operate. Management believes that the ability for ACIC to obtain adequate reinsurance to meet its needs for the June 1, 2023 to May 31, 2024 catastrophe cover can only be accomplished assuming that recoveries due to ACIC pursuant to the Allocation Agreement can be resolved in short order. Such conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for one year following the issuance of the financial statements.

The Company intends to continue to work towards a fair and equitable resolution regarding these recoveries, however no assurance can be given that it will receive all or any portion of the reinsurance recoverables that it believes are due to ACIC.

(d) Impact of COVID-19 and Financial Status

We did not experience a material impact from COVID-19 on our business operations, financial position, liquidity or our ability to service our policyholders during the year ended December 31, 2022. In addition, the COVID-19 pandemic and resulting global disruptions did not have a material impact on our access to credit and capital markets needed to maintain sufficient liquidity for our continued operating needs during the year ended December 31, 2022.

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

(b)Investments

We currently classify all of our investments in fixed maturities and short-term investments as available-for-sale, and report them, our equity securities and limited partnership investments at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of comprehensive loss. We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net loss. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
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

During the year ended December 31, 2022, management determined that it was more likely than not that we would be required to sell a portion of our fixed-income securities attributable to our personal lines operating segment before recovery of their amortized cost basis. These securities were evaluated and none of the unrealized loss position was the result of a credit loss. As a result, we realized impairment losses of $22,718,000 on these securities, before tax impacts. Total shareholders’ equity (deficit) was not impacted by such charge; however, our net loss for the year ended December 31, 2022 worsened and other comprehensive income improved by $22,718,000 in offsetting amounts.

(c)Fair Value

See Note 4 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2022 and 2021.

(d)Allowance for Expected Credit Losses

See Note 13 in our Notes to Consolidated Financial Statements for a discussion regarding the allowance for expected credit losses at December 31, 2022 and 2021.

(e)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then estimate expected credit losses based on historical trends, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. Once these conditions have been examined, we establish an allowance for credit losses for any amounts not expected to be collected. When we receive payments on amounts previously charged off, we credit our expected credit loss expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $69,000 and $32,000 at December 31, 2022 and 2021, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premiums liability and record the premiums as described above.

(f)Policy Acquisition Costs

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
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

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, reinsurance costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs. At December 31, 2022, our insurance subsidiary UPC was determined to have a premium deficiency. As a result, we expensed $20,173,000 in deferred policy acquisition costs, which was the excess of what we expect to recover. We did not have a premium deficiency at December 31, 2021.

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

See Note 7 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software that were held during 2022 and 2021.

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

We estimate our reserves for unpaid losses using individual case-basis estimates for reported claims and actuarial estimates for incurred but not reported (IBNR) claims, and we continually review and adjust our estimated losses as necessary based on our historical experience and as we obtain new information. If our unpaid loss reserves prove to be deficient or redundant, we increase or decrease the liability in the period in which we identify the difference, thereby impacting net loss. Though our estimate of the ultimate cost of settling all reported and unreported claims may change at any point in the future, a reasonable possibility exists that our estimate may vary significantly in the near term from the estimated amounts included in our consolidated financial statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
On our Consolidated Balance Sheets, we report our reserves for unpaid losses gross of the amounts related to unpaid losses recoverable from reinsurers. On our Consolidated Statements of Comprehensive Loss, we report losses net of amounts ceded to reinsurers. We do not discount our loss reserves for financial statement purposes.

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

We disclose two operating segments, our commercial lines business and our personal lines business. We are required to report a measure of each of these segments profit or loss, certain revenue and expense items, and segment assets. We are also required to reconcile total segment profit or losses, total segment revenues, total segment assets, and other amounts disclosed for segments to the corresponding amounts in our consolidated financial statements.

See Note 3 in our notes to Consolidated Financial Statements for the financial presentation of our operating segments.

(k)Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. We attribute all goodwill associated with our acquisitions to two reporting segments.

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting segment to its carrying value. We test goodwill for impairment by performing a quantitative assessment. In performing the quantitative impairment test, we use a discounted cash flow valuation approach.

The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting segment include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, control premium, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting segment.

The valuation methodology utilized is subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting segments could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

For the 2022 annual goodwill impairment tests we utilized the quantitative assessment for our commercial lines reporting segment, determining that the goodwill was not impaired for the reporting segment. During the third quarter of 2022, as a result of the strategic decision to place UPC into an orderly runoff, we recognized an impairment of our personal lines reporting segment’s goodwill totaling $13,569,000. For the 2021 annual goodwill impairment tests, we utilized the qualitative assessment for our commercial lines reporting segment and both the qualitative and quantitative assessment for our personal lines reporting segment, determining that the goodwill was not impaired for either of our reporting segments. For the 2020 annual goodwill impairment tests, we utilized the quantitative assessment for both of our reporting segments and determined that goodwill was not impaired.

(l)Intangible Assets

Identifiable intangible assets that are amortized generally represent the cost of client relationships, trade names and agency agreements acquired. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required. We periodically review identifiable intangibles for impairment as events or changes in

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license acquired exceeds its fair value, an impairment loss is recognized equal to that excess. During 2022, we disposed of licenses that we no longer held and evaluated all other intangible assets. During 2022, 2021 and 2020, we determined that the fair values of all remaining intangible assets were not impaired.

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. We recognize interest accrued related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2022, we have no accrued penalties or interest related to uncertain tax benefits.

In June 2022, we assessed our deferred tax position and believe it is more likely than not that the benefit from our deferred tax assets (DTA) will not be realized. In recognition of this risk, we have recorded a valuation allowance of $128,993,000

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
against our deferred tax assets as of December 31, 2022. If our assumptions change and we determine that we will be able to realize these DTAs, we will reverse the valuation allowance accordingly.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the IRA). The IRA contains $500 billion in new spending and tax breaks that aim to boost clean energy, reduce healthcare costs, and increase tax revenues. We reviewed the corporate tax impacts of the IRA and identified two provisions that needed further analysis to determine the impact to our business.

First, the IRA established a corporate alternative minimum tax (CAMT) equal to 15% of average adjusted financial statement income (AFSI) over the CAMT foreign tax credit for the tax year. The CAMT is effective for tax years beginning after December 31, 2022 and only applies to corporations with an AFSI in excess of one billion dollars over three years. We do not expect to be subject to CAMT in 2023, due to this AFSI requirement.

Second, the IRA imposes a nondeductible 1% excise tax on the net value of certain stock that a publicly-traded corporation repurchases occurring after December 31, 2022. To calculate the net value of a certain stock, the fair market value of the stock repurchased is reduced by the fair market value of the stock issued or provided to employees during that tax year. We do not anticipate the repurchase of stock in 2023, but would need to consider this excise tax if repurchases occur.

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

We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2022, 2021 or 2020.

(o)Advertising Costs

We expense all advertising costs as an operating expense when we incur those costs. For the years ended December 31, 2022, 2021 and 2020, we incurred advertising costs of $716,000, $910,000, and $1,212,000, respectively.

(p)Earnings Per Share (EPS)

We report both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, we divide net loss attributable to UIHC common stockholders (net loss less the net income (loss) attributable to NCI) by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted earnings per share using the Treasury method by dividing net loss attributable to UIHC common stockholders by the weighted-average number of shares of common stock, common stock equivalents, and restricted shares outstanding during the period. Common share equivalents are only included when they are dilutive.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

(q)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write primarily property insurance policies;

•a concentration of revenue because we source 100% of our commercial lines business from AmRisc, LLC;

•a geographic concentration resulting from the fact that, though we operated in several states historically, 100% of our commercial lines business is now in Florida and 100% of our personal lines business is now in New York.

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

With regard to our cash balances held at financial institutions, we had $197,917,000 and $254,989,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2022 and 2021, respectively.

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

We record provisional ceding commissions that we receive in connection with our reinsurance contracts for the 2022, 2021 and 2020 underwriting years as an offset to deferred acquisitions costs.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. As of December 31, 2022 and December 31, 2021, our ending credit loss allowance related to reinsurance recoverables was $603,000, and $563,000, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

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

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2022, we received an assessment notice from the Florida Insurance Guaranty Association (FIGA). This assessment will be 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency. This assessment is in addition to FIGA's 0.7% assessment, described below, and is recoupable from policyholders. During 2021, we received an assessment notice from FIGA. This assessment will be 0.7% on the direct written premium of all Florida lines of business during 2022. In addition, during 2021, we received an assessment notice from the Louisiana Insurance Guaranty Association (LIGA). LIGA is assessing property and casualty insurers $100,000,000 to cover the cost of two regional insurance companies facing insolvency. This assessment was 1% of 2020 and 2021 direct written premiums, totaling $988,000 and $899,000, respectively. While this assessment is recoupable over 10 years in the form of tax credits, we do not anticipate recouping this assessment after our 2022 premium tax return, as we will no longer write business in the state of Louisiana.

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
3)    SEGMENT REPORTING

Our reportable segments, while in the same industry, experienced differences in loss patterns and profitability during 2021, which led to a shift in how our CODM views these segments. In addition, the underwriting restrictions for our personal lines and commercial lines vary as we have experienced differences in the frequency, severity, and type of losses for each of these segments.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
We have developed a unique and proprietary homeowners’ product. This product uses a granular approach to pricing for catastrophe perils. We have focused on using independent agencies as a channel of distribution for our personal lines business. As of December 31, 2022, one agency, Allstate, represents more than 10% of our personal lines revenue. All of our personal lines business is managed internally.

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

All of our commercial lines business is administered by an outside managing general underwriter, AmRisc, LLC (AmRisc). This includes handling the underwriting, claims processing and premium collection related to our commercial business. In return, AmRisc is reimbursed through monthly management fees. International Catastrophe Insurance Managers (ICAT) handles the underwriting and premium collection for JIC’s commercial business written in South Carolina and Texas and is also reimbursed through monthly management fees. In 2022, the Company terminated its agreement with ICAT. Termination of this agreement was effective May 31, 2022.

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the years ended December 31, 2022, 2021 and 2020:

•Both operating segments follow the accounting policies outlined in Note 2;
•Neither operating segment experienced significant noncash transactions outside of depreciation and amortization for the years ended December 31, 2022 and 2021, and the receipt of HCI common stock during the three months ended March 31, 2021, in connection with our Northeast Renewal Agreement.

The tables below presents the information for each of the reportable segments profit or loss as well as segment assets for the years ended December 31, 2022, 2021 and 2020.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

	Year Ended December 31, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$508,243	$615,820	$—	$1,124,063
Change in gross unearned premiums	(44,029)	143,149	—	99,120
Gross premiums earned	464,214	758,969	—	1,223,183
Ceded premiums earned	(245,293)	(515,264)	—	(760,557)
Net premiums earned	218,921	243,705	—	462,626
Net investment income	5,861	8,097	53	14,011
Net realized losses	(6,511)	(25,571)	—	(32,082)
Net unrealized losses on equity securities	(1,966)	(4,617)	(2)	(6,585)
Other revenue	1,178	16,271	3	17,452
Total revenues	217,483	237,885	54	455,422
EXPENSES:
Losses and loss adjustment expenses	87,143	550,504	—	637,647
Policy acquisition costs	80,996	75,093	—	156,089
Operating expenses	3,926	39,270	436	43,632
General and administrative expenses (2)	9,579	52,318	1,420	63,317
Interest expense	—	131	9,482	9,613
Total expenses	181,644	717,316	11,338	910,298
Income (loss) before other income	35,839	(479,431)	(11,284)	(454,876)
Other income (loss)	2	(1,722)	12,115	10,395
Income (loss) before income taxes	$35,841	$(481,153)	831	(444,481)
Provision for income taxes			25,485	25,485
Net loss			$(24,654)	$(469,966)
Less: Net loss attributable to noncontrolling interests			(111)	(111)
Net loss attributable to UIHC			$(24,543)	$(469,855)

Loss ratio, net (3) (4)	39.8%	225.9%		137.8%
Expense ratio (3) (5)	43.2%	68.4%		56.9%
Combined ratio (3) (6)	83.0%	294.3%		194.7%

Total segment assets	$1,588,385	$1,284,999	$(35,888)	$2,837,496
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $19,299,000 and $3,246,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively. Personal lines depreciation and amortization expenses includes $13,569,000 related to the impairment of goodwill.
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
December 31, 2022

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
December 31, 2022

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
(2) Included in our General and Administrative expenses is $7,664,000 and $3,264,000 of depreciation and amortization expense related to our personal and commercial assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
4)    INVESTMENTS

The following table details fixed maturity available-for-sale securities, by major investment category, at December 31, 2022 and 2021:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
U.S. government and agency securities	$34,116	$—	$105	$34,011
Foreign government	1,339	—	9	1,330
States, municipalities and political subdivisions	55,842	2	4,065	51,779
Public utilities	15,930	—	1,242	14,688
Corporate securities	157,354	19	15,739	141,634
Mortgage-backed securities	109,100	—	9,136	99,964
Asset-backed securities	34,905	9	2,788	32,126
Redeemable preferred stocks	931	—	—	931
Total fixed maturities	$409,517	$30	$33,084	$376,463

December 31, 2021
U.S. government and agency securities	$50,373	$293	$1,326	$49,340
Foreign government	3,383	84	8	3,459
States, municipalities and political subdivisions	80,385	592	1,081	79,896
Public utilities	26,103	164	810	25,457
Corporate securities	246,933	2,303	4,793	244,443
Mortgage-backed securities	190,383	554	4,197	186,740
Asset-backed securities	70,569	116	523	70,162
Redeemable preferred stocks	4,010	106	11	4,105
Total fixed maturities	$672,139	$4,212	$12,749	$663,602

Equity securities are summarized as follows at:

	December 31, 2022		December 31, 2021
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$35,485	91.0%	$33,064	87.1%
Public utilities	551	1.4	—	—
Non-redeemable preferred stocks	2,984	7.6	4,894	12.9
Total equity securities	$39,020	100.0%	$37,958	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Fixed maturities	$725	$86,532	$2,112	$221,597	$32,460	$678,736
Equity securities	—	—	5,569	12,116	38,325	131,178
Short-term investments	—	90	—	33,485	—	1,346
Total realized gains	725	86,622	7,681	267,198	70,785	811,260
Fixed maturities (1)	(32,730)	163,990	(4,050)	220,809	(478)	16,552
Equity securities	(77)	750	(18)	575	(3,602)	13,805
Short-term investments	—	—	(46)	35,975	(14)	1,258
Total realized losses	(32,807)	164,740	(4,114)	257,359	(4,094)	31,615
Net realized investment gains (losses)	$(32,082)	$251,362	$3,567	$524,557	$66,691	$842,875
(1) Includes impairment losses realized of $22,718,000 for the year ended December 31, 2022.

The table below summarizes our fixed maturities at December 31, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	December 31, 2022
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$21,362	5.2%	$21,301	5.7%
Due after one year through five years	126,685	30.9%	122,337	32.5%
Due after five years through ten years	109,016	26.6%	93,142	24.7%
Due after ten years	8,449	2.1%	7,593	2.0%
Asset and mortgage-backed securities	144,005	35.2%	132,090	35.1%
Total	$409,517	100.0%	$376,463	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2022		2021	2020
Fixed maturities	$9,482		$12,884	$21,789
Equity securities	914		695	2,155
Cash and cash equivalents	3,326		280	1,329
Other investments	1,018	63	975	38
Other assets	26		24	178
Investment income	14,766		14,858	25,489
Investment expenses	(755)		(1,086)	(1,364)
Net investment income	$14,011		$13,772	$24,125

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

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

During the year-ended December 31, 2022, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at December 31, 2022. The issuers of our debt security investments continue to make interest payments on a timely basis. However, during the year ended December 31, 2022, management determined that it was more likely than not that we would be required to sell a portion of our fixed-income securities attributable to our personal lines operating segment before recovery of their amortized cost basis. As a result, we realized impairment losses of $22,718,000 on these securities. Total shareholders’ equity (deficit) was not impacted by such charge; however, our net loss for the year ended December 31, 2022 worsened and other comprehensive income improved by $22,718,000 in offsetting amounts. We do not intend to sell, nor is it likely that we would be required to sell our remaining debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
December 31, 2022
U.S. government and agency securities	3	$105	$2,385	—	$—	$—
Foreign governments	1	9	991	—	—	—
States, municipalities and political subdivisions	21	540	7,306	31	3,525	18,853
Public utilities	8	193	2,286	4	1,049	5,408
Corporate securities	78	2,279	24,594	77	13,460	57,765
Mortgage-backed securities	48	1,282	15,259	80	7,854	40,856
Asset backed securities	16	795	6,397	46	1,993	19,028
Total fixed maturities	175	$5,203	$59,218	238	$27,881	$141,910

December 31, 2021
U.S. government and agency securities	39	$971	$32,167	15	$355	$8,126
Foreign governments	1	8	2,010	—	—	—
States, municipalities and political subdivisions	63	761	41,670	8	320	11,423
Public utilities	14	346	12,719	7	464	7,708
Corporate securities	205	4,589	158,959	12	204	7,896
Mortgage-backed securities	138	2,638	111,636	37	1,559	41,786
Asset-backed securities	111	493	60,566	2	30	1,596
Redeemable preferred stocks	1	2	90	1	9	91
Total fixed maturities	572	$9,808	$419,817	82	$2,941	$78,626
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2022 and 2021. Changes in interest rates subsequent to December 31, 2022 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income loss on our Consolidated Balance Sheet as of December 31, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2022 and 2021:

	Total	Level 1	Level 2	Level 3
December 31, 2022
U.S. government and agency securities	$34,011	$—	$34,011	$—
Foreign government	1,330	—	1,330	—
States, municipalities and political subdivisions	51,779	—	51,779	—
Public utilities	14,688	—	14,688	—
Corporate securities	141,634	—	141,634	—
Mortgage-backed securities	99,964	—	99,964	—
Asset-backed securities	32,126	—	32,126	—
Redeemable preferred stocks	931	359	572	—
Total fixed maturities	376,463	359	376,104	—
Mutual funds	35,485	20,615	14,870	—
Public utilities	551	551	—	—
Non-redeemable preferred stocks	2,984	2,984	—	—
Total equity securities	39,020	24,150	14,870	—
Other investments (1)	444	300	144	—
Total investments	$415,927	$24,809	$391,118	$—

December 31, 2021
U.S. government and agency securities	$49,340	$—	$49,340	$—
Foreign government	3,459	—	3,459	—
States, municipalities and political subdivisions	79,896	—	79,896	—
Public utilities	25,457	—	25,457	—
Corporate securities	244,443	—	244,443	—
Mortgage-backed securities	186,740	—	186,740	—
Asset-backed securities	70,162	—	70,162	—
Redeemable preferred stocks	4,105	535	3,570	—
Total fixed maturities	663,602	535	663,067	—
Mutual Funds	33,064	24,652	8,412	—
Non-redeemable preferred stocks	4,894	4,894	—	—
Total equity securities	37,958	29,546	8,412	—
Other investments (1)	381	300	81	—
Total investments	$701,941	$30,381	$671,560	$—
(1) Other long-term investments included in the fair value hierarchy exclude these other limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

    Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at December 31, 2022 and 2021.

    The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2022 and 2021, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the notes payable to the Florida State Board of Administration, Truist Financial Corporation (Truist), and our senior notes approximate fair value as the interest rates and terms are variable.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2022, we transferred no investments between levels.

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

The information presented in the table below is as of December 31, 2022 and 2021:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2022
Limited partnership investments (1)	$16,133	$1,590	$1,539	$16,184
Certificates of deposit	300	—	—	300
Short-term investments	145	—	1	144
Total other investments	$16,578	$1,590	$1,540	$16,628

December 31, 2021
Limited partnership investments (1)	$16,750	$1,401	$526	$17,625
Certificates of deposit	300	—	—	300
Short-term investments	81	—	—	81
Total other investments	$17,131	$1,401	$526	$18,006
(1) Distributions will be generated from investment gains, from operating income, from underlying investments of the funds, and from liquidation of the underlying assets of the funds. We estimate that the underlying assets of the funds will be liquidated over the next few months to five years.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
Restricted Cash

We are required to maintain assets on deposit with various regulatory authorities to support our insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. We also use trust funds in certain reinsurance transactions.

The following table presents the components of restricted assets:

	December 31,
	2022	2021
Trust funds	$48,363	$32,211
Cash on deposit (regulatory deposits)	5,354	1,043
Total restricted cash	$53,717	$33,254

In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Consolidated Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	December 31,
	2022	2021
Invested assets on deposit (regulatory deposits)	$3,997	$2,885

5)    EARNINGS PER SHARE

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to UIHC common stockholders	$(469,855)	$(57,919)	$(96,454)

Denominator:
Weighted-average shares outstanding	43,052,070	42,948,850	42,864,166
Effect of dilutive securities	—	—	—
Weighted-average diluted shares	43,052,070	42,948,850	42,864,166

Earnings available to UIHC common stockholders per share
Basic	$(10.91)	$(1.35)	$(2.25)
Diluted	$(10.91)	$(1.35)	$(2.25)

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
6)    DEFERRED POLICY ACQUISITION COSTS

At December 31, 2022, our insurance subsidiary UPC was determined to have a premium deficiency. As a result, we expensed $20,173,000 in deferred policy acquisition costs, which was the excess of what we expect to recovery. This expense is captured in the table below. We anticipate that all remaining deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2022	2021
Balance at January 1	$38,520	$74,414
Policy acquisition costs deferred	210,375	249,565
Amortization	(252,465)	(274,405)
Unearned ceding commission	62,503	(11,054)
Balance at December 31	$58,933	$38,520

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2022	2021
Land	$—	$2,114
Building and building improvements	—	9,211
Computer hardware and software (software in progress of $82 and $990, respectively)	29,760	40,358
Office furniture and equipment	1,414	3,067
Leasehold improvements	753	753
Leased vehicles(1)	1,080	2,308
Total, at cost	33,007	57,811
Less: accumulated depreciation and amortization	(13,416)	(26,250)
Property and equipment, net	$19,591	$31,561
(1) Includes vehicles under financing leases. See Note 12 of these Notes to Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $6,143,000, $7,876,000 and $6,441,000 for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, we disposed of computer hardware and software totaling $13,202,000, primarily related to the retirement of one of our policy systems for states in which we no longer write policies. The depreciation on these systems totaled $12,691,000 at the time of disposal. We also sold or disposed of leased vehicles totaling $1,222,000. The depreciation on these vehicles totaled $1,114,000 prior to disposal. The net gain on sale of these vehicles totaled $738,000. Finally, we sold three buildings and their related assets totaling $13,369,000. The depreciation on these buildings and related assets totaled $5,129,000 prior to disposal. The net realized gain on these sales totaled $12,164,000. During the year ended December 31, 2021, we disposed of computer hardware and software totaling $1,961,000, primarily related to the retirement of one of our claim systems. This system was fully depreciated prior to disposal. During the year ended December 31, 2020, we incurred non-cash construction in progress write-off charges of $2,763,000 as a result of our decision to discontinue construction of a new 150,000 square-foot headquarters and associated permit application and architectural drawings.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at December 31, 2022 was $59,476,000. The carrying amount of goodwill at December 31, 2021 and 2020 was $73,045,000.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

For the 2022 annual goodwill impairment tests we utilized the quantitative assessment for our commercial lines reporting segment, determining that the goodwill was not impaired for the reporting segment. During the third quarter of 2022, as a result of the strategic decision to place UPC into an orderly runoff, we recognized an impairment of our personal lines reporting segment’s goodwill totaling $13,569,000. We completed our most recent goodwill impairment testing during the fourth quarter and determined that there was no additional impairment in the value of the asset as of December 31, 2022.

Goodwill allocated to our commercial lines reporting segment was $59,476,000 at December 31, 2022. There was no goodwill allocated to our personal lines reporting segment at December 31, 2022. Goodwill allocated to our personal lines and commercial lines reporting segments was $13,569,000 and $59,476,000, respectively, at both December 31, 2021 and 2020.

There was no additional goodwill acquired or disposed of during the years ended December 31, 2022, 2021 and 2020. Accumulated impairment related to goodwill was $13,569,000 at December 31, 2022. There was no accumulated impairment related to goodwill at December 31, 2021 and 2020.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets on our Consolidated Balance Sheets at:

	December 31, 2022	December 31, 2021
Intangible assets subject to amortization	$11,371	$14,618
Indefinite-lived intangible assets(1)	1,398	3,757
Total	$12,769	$18,375
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
2022
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	4.3	34,661	(24,301)	10,360
Trade names acquired	1.3	6,381	(5,370)	1,011
Total		$83,830	$(72,459)	$11,371
2021
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	5.3	34,661	(21,863)	12,798
Trade names acquired	2.3	6,381	(4,561)	1,820
Total		$83,830	$(69,212)	$14,618

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2022 and 2021, however, during the year ended December 31, 2022, we disposed of intangible assets totaling $2,359,000.
Amortization expense of our intangible assets was $3,247,000, $3,555,000 and $4,267,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2023	$3,246
2024	2,640
2025	2,438
2026	2,438
2027	609

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

Our program includes excess of loss, aggregate excess of loss and quota share treaties. Our catastrophe reinsurance program, in effect from June 1, 2022 through May 31, 2023, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $2,500,000,000 in the aggregate. Under our core catastrophe excess of loss treaty, retention on a first and second event is $16,400,000 each. During the third quarter, one of the our reinsurer's participating on the $25,000,000 excess of $20,000,000 layer of the core catastrophe program exercised a contractual right to terminate their participation due to Demotech's downgrade of UPC's Financial Stability Rating. We were unsuccessful in replacing this coverage in the open market so our captive reinsurer, UPC Re, stepped into the $25,000,000 excess of $20,000,000 layer which was subsequently impacted by Hurricane Ian resulting in an additional retained loss of $20,100,000. The exhaustion point of IIC's catastrophe reinsurance program is approximately $200,000,000 in the aggregate, with a retention of $3,000,000 per occurrence, covering all perils.

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Ian, all of which is attributable to ACIC only. After reinstatement premiums of approximately $15.4 million, the Company has approximately $993 million of aggregate limit remaining after Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

Effective December 13, 2021, we renewed our all other perils catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $110,000,000.

During the third quarter of 2022, one of our private reinsurers who held a 100% share of the $15,000,000 in excess of $15,000,000 layer on our all other perils catastrophe excess of loss agreement notified us of their intent to terminate the agreement due to the contractual provision regarding the change in UPC's statutory surplus being greater than 25%. We agreed to a termination and commutation date of August 22, 2022 for this contract. This change resulted in approximately $1,300,000 of ceded premium savings that would have otherwise been due in the fourth quarter of 2022 and the Company retaining all the risk for any non-hurricane catastrophe losses up to $30,000,000, excluding any quota share recoveries.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

The table below outlines our quota share agreements in effect for the years ended December 31, 2022 and 2021.

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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include ACIC.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2022	2021
Reinsurance recoverable on unpaid losses and LAE	$1,431,000	$749,600
Reinsurance recoverable on paid losses and LAE	200,408	247,520
Reinsurance recoverable(1)	$1,631,408	$997,120
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 13.

We write the majority of flood insurance under an agreement with the National Flood Insurance Program. We cede 100% of the premiums written and the related risk of loss to the federal government. We earn commissions for the issuance of flood policies based upon a fixed percentage of net written premiums and the processing of flood claims based upon a fixed percentage of incurred losses, and we can earn additional commissions by meeting certain growth targets for the number of in-force policies. We recognized commission revenue from our flood program of $919,000, $1,501,000, and $1,467,000 for the

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
years ended December 31, 2022, 2021 and 2020, respectively. On June 9, 2022, we entered into a renewal rights agreement with Wright National Flood Insurance Company to sell our entire NFIP Write Your Own flood insurance business.

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Loss:

	Year ended December 31,
	2022	2021	2020
Premium written:
Direct	$1,123,537	$1,329,129	$1,411,558
Assumed	526	316	45,305
Ceded	(542,954)	(864,725)	(755,871)
Net premium written	$581,109	$464,720	$700,992
Change in unearned premiums:
Direct	$98,478	$59,547	$(66,483)
Assumed	642	19,451	16,600
Ceded	(217,603)	46,043	114,554
Net decrease (increase)	$(118,483)	$125,041	$64,671
Premiums earned:
Direct	$1,222,015	$1,388,676	$1,345,075
Assumed	1,168	19,767	61,905
Ceded	(760,557)	(818,682)	(641,317)
Net premiums earned	$462,626	$589,761	$765,663
Losses and LAE incurred:
Direct	$2,389,152	$1,319,606	$1,186,401
Assumed	6,689	13,969	67,119
Ceded	(1,758,194)	(911,441)	(645,204)
Net losses and LAE incurred	$637,647	$422,134	$608,316

Ceded losses incurred increased by $846,753,000 during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily as a result of Hurricane Ian, which made landfall in Florida as a category four hurricane. We have billed and received reinsurance recoveries for losses that we incurred on this activity and expect to receive additional recoveries during 2023.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2022	2021	2020
Unpaid losses and LAE:
Direct	$1,942,612	$1,062,567	$1,042,994
Assumed	4,326	21,883	46,972
Gross unpaid losses and LAE	1,946,938	1,084,450	1,089,966
Ceded	(1,431,000)	(749,600)	(674,746)
Net unpaid losses and LAE	$515,938	$334,850	$415,220
Unearned premiums:
Direct	$545,587	$644,065	$703,612
Assumed	233	875	20,326
Gross unearned premiums	545,820	644,940	723,938
Ceded	(213,028)	(430,631)	(384,588)
Net unearned premiums	$332,792	$214,309	$339,350

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
December 31, 2022
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
December 31, 2022
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
The following is information about incurred claims development and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. The incurred claims development and paid claims development data reflect the acquisitions of FSIC, IIC, and AmCo in February 2015, April 2016, and April 2017, respectively, on a retrospective basis (includes FSIC, IIC and AmCo data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2013 to 2021 is presented as supplementary information.
During 2019, three of our insurance subsidiaries, UPC, FSIC and ACIC, entered into an intercompany property and casualty reinsurance pooling arrangement. Under this arrangement, the participating companies share substantially all business that is written and allocate the combined premiums, losses and expenses. The Company performed an analysis and concluded that the nature of our claims cash flows and development patterns, along with the structure of our reinsurance program, are similar among all products. In addition, effective January 1, 2022, this agreement was terminated. In prior years, we have elected to disclose one single property and casualty homeowners’ insurance table. With the change to disclosing two reporting segments in 2021, we began providing disclosures for each of our reporting segments separately.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
Personal Lines Operating Segment
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2022
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
										Audited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$105,118	$100,572	$98,442	$98,438	$98,649	$98,706	$99,187	$99,338	$99,464	$99,451	$11	8,893
2014	—	139,163	138,415	139,418	140,052	139,967	140,354	140,695	140,507	140,712	67	13,470
2015	—	—	201,328	215,680	215,221	215,894	216,278	217,198	217,223	217,302	217	20,341
2016	—	—	—	267,124	269,283	271,207	271,795	273,797	275,142	275,316	528	31,129
2017	—	—	—	—	261,689	273,512	280,048	288,161	295,511	297,468	1,812	83,534
2018	—	—	—	—	—	299,141	324,877	333,763	339,347	344,943	3,904	53,064
2019	—	—	—	—	—	—	344,912	316,649	332,682	350,005	14,441	44,328
2020	—	—	—	—	—	—	—	484,372	452,090	526,579	28,642	57,085
2021	—	—	—	—	—	—	—	—	313,527	326,446	47,388	57,485
2022	—	—	—	—	—	—	—	—	—	398,090	229,083	39,597
									Total	$2,976,312

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
										Audited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$66,657	$89,842	$93,879	$96,193	$97,415	$97,945	$98,424	$98,666	$99,021	$99,040
2014	—	92,383	125,849	133,819	137,534	138,257	139,137	139,812	140,346	140,639
2015	—	—	134,992	193,127	207,021	211,040	213,968	214,817	216,011	216,833
2016	—	—	—	183,238	248,852	261,089	267,015	268,953	271,536	272,567
2017	—	—	—	—	177,516	251,530	263,657	275,698	286,362	293,474
2018	—	—	—	—	—	219,513	297,871	318,619	331,438	335,531
2019	—	—	—	—	—	—	202,105	270,923	309,014	326,540
2020	—	—	—	—	—	—	—	244,512	414,666	479,639
2021	—	—	—	—	—	—	—	—	146,582	259,094
2022	—	—	—	—	—	—	—	—	—	128,633
									Total	$2,551,990
All outstanding liabilities before 2013, net of reinsurance										204
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$424,526

The following is supplementary information about average historical claims duration as of December 31, 2022.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	58.0%	27.2%	8.2%	3.1%	1.4%	1.0%	0.5%	0.3%	0.3%	—%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
Commercial Lines Operating Segment
$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2022
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
										Audited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$8,359	$6,420	$11,826	$8,382	$7,573	$7,426	$7,263	$7,262	$7,328	$7,326	$—	741
2014	—	15,845	15,752	16,311	16,816	16,070	15,602	15,604	15,618	15,611	—	680
2015	—	—	16,504	20,379	24,563	26,614	26,332	26,910	28,350	28,680	275	821
2016	—	—	—	37,837	25,043	22,578	23,816	23,397	23,945	38,526	392	1,140
2017	—	—	—	—	70,650	72,135	78,970	83,286	87,833	91,545	1,541	4,240
2018	—	—	—	—	—	61,778	64,964	69,203	68,384	84,727	295	3,669
2019	—	—	—	—	—	—	76,515	70,515	68,900	41,424	1,878	5,175
2020	—	—	—	—	—	—	—	67,573	68,165	66,177	(6,017)	4,640
2021	—	—	—	—	—	—	—	—	53,338	38,304	6,154	1,770
2022	—	—	—	—	—	—	—	—	—	65,255	53,640	1,401
									Total	$477,575

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
										Audited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$2,958	$5,127	$5,317	$7,248	$7,254	$7,256	$7,262	$7,261	$7,327	$7,326
2014	—	6,379	9,452	13,212	14,420	15,336	15,460	15,475	15,606	15,611
2015	—	—	10,188	17,134	20,640	22,978	23,605	25,269	27,303	28,024
2016	—	—	—	10,638	16,217	19,114	21,410	22,266	23,506	38,063
2017	—	—	—	—	40,467	62,353	64,329	73,683	80,460	84,933
2018	—	—	—	—	—	27,852	54,551	61,885	66,848	82,443
2019	—	—	—	—	—	—	38,428	57,041	62,133	34,768
2020	—	—	—	—	—	—	—	25,068	46,535	69,903
2021	—	—	—	—	—	—	—	—	19,754	28,506
2022	—	—	—	—	—	—	—	—	—	7,742
									Total	$397,319
All outstanding liabilities before 2013, net of reinsurance										—
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$80,256

The following is supplementary information about average historical claims duration as of December 31, 2022.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	40.5%	26.0%	12.0%	(0.3)%	6.0%	3.0%	11.3%	1.1%	0.5%	—%

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

	December 31,
	2022	2021
Net outstanding liabilities
Personal Lines Operating Segment	$424,526	$250,950
Commercial Lines Operating Segment	80,256	72,390
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	504,782	323,340

Reinsurance recoverable on unpaid claims
Personal Lines Operating Segment	699,420	596,344
Commercial Lines Operating Segment	731,580	153,256
Total reinsurance recoverable on unpaid claims	1,431,000	749,600

Unallocated claims adjustment expenses	11,156	11,510

Total gross liability for unpaid claims and claims adjustment expense	$1,946,938	$1,084,450

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2022	2021	2020
Balance at January 1	$1,084,450	$1,089,966	$760,357
Less: reinsurance recoverable on unpaid losses	749,600	674,746	482,315
Net balance at January 1	$334,850	$415,220	$278,042

Incurred related to:
Current year	525,011	394,278	615,102
Prior years	112,636	27,856	(6,786)
Total incurred	$637,647	$422,134	$608,316
Paid related to:
Current year	188,374	202,202	320,389
Prior years	268,185	300,302	150,749
Total paid	$456,559	$502,504	$471,138

Net balance at December 31	$515,938	$334,850	$415,220
Plus: reinsurance recoverable on unpaid losses	1,431,000	749,600	674,746
Balance at December 31	$1,946,938	$1,084,450	$1,089,966

Composition of reserve for unpaid losses and LAE:
Case reserves	$578,698	$384,393	$392,717
IBNR reserves	1,368,240	700,057	697,249
Balance at December 31	$1,946,938	$1,084,450	$1,089,966

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected by our losses incurred related to prior years, adverse development experienced in 2022 was primarily the result of the strengthening of our reserves based on increased litigation related to claims being filed in the state of Florida. Current year losses incurred and reinsurance recoverable on unpaid losses increased in 2022 due to Hurricane Ian, which made landfall in Florida as a category four Hurricane. The severity of Hurricane Ian resulted in increased cessions to our core catastrophe program as well as the exhausting of our reinsurance coverage attributable to our personal lines operating segment, resulting in higher retained losses compared to 2021. The loss payments made during the year ended December 31, 2021 were higher than the year ended December 31, 2022, due to the settling of the claims related to the unprecedented frequency of catastrophe activity that took place in 2020, as well as the settlement of Hurricane Ida claims in 2021.
11)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of December 31, 2022 and 2021:

		Effective Interest Rate	Carrying Value at
	Maturity		December 31, 2022	December 31, 2021
Senior Notes	December 15, 2027	7.25%	$150,000	$150,000
Florida State Board of Administration Note	July 1, 2026	3.76%	4,118	5,294
Truist Term Note Payable(1)	May 26, 2031	N/A	—	3,265
Total long-term debt			$154,118	$158,559
(1) Our Truist Term Note Payable was repaid in full on August 12, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

At December 31, 2022, the annual maturities of our long-term debt were as follows:

Amount
2023	$1,176
2024	1,176
2025	1,176
2026	590
2027	150,000
Thereafter	—
Total debt	$154,118

Senior Notes

On December 13, 2017, we issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On or after that date, we may redeem the Senior Notes at par. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of our issuer and debt ratings BBB- to BB+. As a result, pursuant to our agreement, the interest rate of our Senior Notes increased from 6.25% to 7.25% effective on the next Interest Payment date of June 15, 2023.

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

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2022, while our leverage ratio was greater than the allowed ratio above, we did not incur any additional debt during the period and as a result we were in compliance with the covenants in the Senior Notes.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
SBA Note - Our SBA Note requires that UPC maintain either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defines surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC fail to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate will increase by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 3.76% at the end of December 2022. Any other writing ratio deficiencies result in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provides that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2022, we were in compliance with the covenants in the SBA Note.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the years ended December 31, 2022 and 2021:

	2022	2021
Balance at January 1,	$1,998	$2,335
Additions	—	—
Amortization	(353)	(337)
Balance at December 31,	$1,645	$1,998

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
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

At December 31, 2022, the Company is involved in legal proceedings whereby on August 18, 2021, Jacqueline A. Miraglia v. United Insurance Holdings Corp., and United Property & Casualty Insurance Company was filed in the United States District Court for the District of Delaware alleging violations and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. On September 27, 2022, venue was transferred to the United States District Court for the Middle District of Florida, Tampa Division. In November, 2022, the plaintiff filed an Amended Complaint styled Jacqueline A. Miraglia vs. United Insurance Holdings Corp., United Property & Casualty Insurance Company, and Skyway Claims Services, LLC, alleging violations arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967. The Company denies wrongdoing and believes that an unfavorable outcome is neither probable nor estimable.

Commitments to fund partnership investments

We have fully funded three limited partnership investments and have committed to fund our remaining six limited partnership investments. The amount of unfunded commitments was $5,968,000 and $1,969,000 at December 31, 2022 and 2021, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Consolidated Balance Sheets was as follows:

	Financial Statement Line	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Other assets	$1,278	$1,689
Financing lease assets	Property and equipment, net	51	477
Total lease assets		$1,329	$2,166

Liabilities
Operating lease liabilities	Operating lease liability	$1,689	$1,934
Financing lease liabilities	Other liabilities	2	16
Total lease liabilities		$1,691	$1,950

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
The components of lease expenses were as follows:

	Years ended December 31,
	2022	2021
Operating lease expense	$943	$654
Financing lease expense:
Amortization of leased assets	358	758
Interest on lease liabilities	1	1
Short-term lease expense	—	—
Net lease expense	$1,302	$1,413

At December 31, 2022, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
2023	$927	$2	$929
2024	590	—	590
2025	220	—	220
2026	10	—	10
2027	—	—	—
Thereafter	—	—	—
Total undiscounted future minimum lease payments	1,747	2	1,749
Less: Imputed interest	(58)	—	(58)
Present value of lease liabilities	$1,689	$2	$1,691

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (months)
Operating leases	25	51
Financing leases	9	17

Weighted average discount rate
Operating leases	3.79%	3.61%
Financing leases	3.27%	3.27%

Other cash and non-cash related activities were as follows:

	Years ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$—	$68

Right-of-use assets obtained in exchange for new operating lease liabilities	—	14
Right-of-use assets obtained in exchange for new financing lease liabilities	—	70

Financing lease amortization expenses are included in depreciation expense in our Consolidated Statements of Comprehensive Loss. See Note 7 for information regarding depreciation expense. See Note 11 for information regarding commitments related to long-term debt, and Note 15 for commitments related to regulatory actions.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

Subleases

We previously leased and occupied office space in which we no longer operate. Effective October 1, 2022, this office space is now subleased to a third-party. This sublease is effective from October 1, 2022, through July 31, 2025, with no option to extend. As of December 31, 2022, we recognized $297,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Additionally, as a result of the sublease, we evaluated our right-of-use asset associated with the original lease for impairment, using the undiscounted cash flows from the sublease. During the year ended December 31, 2022, we recognized impairment of $175,000, which was recognized in the results of our personal lines operating segment.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of December 31, 2022, we have received $254,000 from the Internal Revenue Service related to this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recorded the recognition of this gain contingency, except for what has already been received and what was received after the balance sheet date prior to finalizing our results for the year, prior to settlement of the underlying event.

While we believe the likelihood of the refund approval being reversed is low, a loss contingency to the extent of the refunds received and recognized is present. We will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

UPC Run-off Plan

During the third quarter of 2022, UPC received approval from regulatory authorities in Florida, Louisiana and Texas to withdraw from these markets. However, upon completion of our year-end review of unpaid loss and loss adjustment reserves with our independent actuarial firm, UPC incurred $145 million in loss expense, net of reinsurance as of December 31, 2022. As a result of the increased net losses incurred by UPC, the company is insolvent as of December 31, 2022. Accordingly, we have notified the Florida Office of Insurance Regulation (OIR) of UPC’s material impairment. UPC was placed into receivership on February 27, 2023. As a result, we immediately de-consolidated UPC from our operations on the effective date of receivership.

13) ALLOWANCE FOR EXPECTED CREDIT LOSSES
We are exposed to credit losses primarily through three different pools of assets based on similar risk characteristics: premiums receivable for direct written business; reinsurance recoverables from ceded losses to our reinsurers; our investment holdings and our notes receivable. We estimate the expected credit losses based on historical trends, credit ratings assigned to reinsurers by rating agencies and debt issuers, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts over its expected life. Changes in the relevant information may significantly affect the estimates of expected credit losses.

The allowance for credit losses is deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

The following tables summarize our allowance for expected credit losses by pooled asset for the years ended December 31, 2022 and 2021:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

December 31, 2022
	December 31, 2021	Provision for expected credit losses	Write-offs	December 31, 2022
Premiums Receivable	$32	$(217)	$254	$69
Reinsurance Recoverables	563	40	—	603
Total	$595	$(177)	$254	$672

December 31, 2021
	December 31, 2020	Provision for expected credit losses	Write-offs	December 31, 2021
Premiums Receivable	$140	$(190)	$82	$32
Reinsurance Recoverables	386	177	—	563
Note Receivable	20	(20)	—	—
Total	$546	$(33)	$82	$595

14) INCOME TAXES

The Company files a consolidated federal income tax return with all subsidiaries.

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
Federal:
Current	$(171)	$(2,207)	$(27,310)
Deferred	18,823	(18,830)	(6,611)
Provision (benefit) for Federal income tax expense	18,652	(21,037)	(33,921)

State:
Current	1,518	1,033	598
Deferred	5,315	(3,985)	(3,282)
Provision (benefit) for State income tax expense	6,833	(2,952)	(2,684)
Provision (benefit) for income taxes	$25,485	$(23,989)	$(36,605)

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

	Year Ended December 31,
	2022	2021	2020
Expected income tax expense at federal rate	$(93,341)	$(17,610)	$(27,741)
State tax expense, net of federal deduction benefit	(13,899)	(1,176)	(3,603)
Dividend received deduction	(73)	(59)	(141)
Non-Deductible Goodwill	2,848	(2)	—
Other permanent items	241	127	600
Prior period accrual adjustment	469	(1,053)	2,230
Outside basis in subsidiary	189	(964)	470
Net operating loss carryback rate benefit (1)	—	—	(12,566)
Municipal tax-exempt interest	(50)	(134)	(280)
Change in valuation allowance	128,993	(1,352)	5,505
Change in enacted tax rate	110	(1,386)	(358)
Change in tax credit carryforward	—	(380)	(721)
Other, net	(2)	—	—
Reported income tax benefit	$25,485	$(23,989)	$(36,605)
 (1) Pursuant to the recently enacted CARES Act.

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2022, we had net operating loss (NOL) carryforwards. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitation imposed by tax laws. There is no expiration for $1,101,000 of our Federal NOL carryforward. The remaining $452,413,000 of our Federal NOL carryforward expires beginning in 2040 and fully expiring by the end of 2042. Our $404,279,000 of state NOL carryforward expires beginning in 2039 and fully expiring by the end of 2042. The unused business tax credits of $1,610,000 will expire beginning in 2037 and fully expiring by the end of 2040.

The table below summarizes the significant components of our net deferred tax asset (liability):

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

	December 31,
	2022	2021
Deferred tax assets:
Unearned premiums	$16,115	$10,326
Unrealized loss	8,768	1,230
Tax-related discount on loss reserve	5,505	3,121
R&D tax credit carryforward	1,610	1,990
Other-than-temporary impairment	5,500	—
Investments	2,620	344
Bad debt expense	1,077	144
Equity compensation	474	405
Dual consolidated loss carryforward	5,958	5,103
Net operating loss carryforward	112,804	25,472
Other	1,541	789
Total pre-allowance deferred tax assets	161,972	48,924
Valuation allowance	(140,034)	(5,142)
Total deferred tax assets	21,938	43,782
Deferred tax liabilities:
Deferred acquisitions costs	(14,743)	(10,356)
Intangible assets	(2,823)	(3,607)
Prepaid expenses	(744)	(837)
Investments	(62)	(77)
Fixed assets	(3,743)	(4,990)
Total deferred tax liabilities	(22,115)	(19,867)
Net deferred tax asset (liability)	$(177)	$23,915

We had a valuation allowance of $140,034,000 and $5,142,000 at December 31, 2022 and 2021, respectively. In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income (loss), reversals of temporary items, projected future taxable income and tax planning strategies in making this assessment. The current year increase in valuation allowance predominately relates to the impact of current year results on management’s estimate that the majority of its net deferred tax assets will not be realizable.

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2018; therefore, only the 2019 through 2022 tax years remain subject to examination by taxing authorities. During the year ended December 31, 2022, we were examined by the IRS regarding tax years 2018, 2019 and 2020. During the year ended December 31, 2020, we were examined by the Internal Revenue Service (IRS) regarding our 2016 income tax return. Tax years 2018, 2019 and 2020 are with Joint Committee review, however, no material adjustments have been proposed.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2022:

December 31, 2022
Balance at January 1	$834
Decrease based on tax positions related to prior years	(168)
Balance at December 31	$666

Included in the balance at December 31, 2022 was $666,000 of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We do not anticipate a material change in the unrecognized tax benefits over the next 12 months.

15)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers’ ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Effective June 1, 2022, our insurance subsidiaries JIC and ACIC were merged, with ACIC being the surviving entity. Effective May 31, 2022, our insurance subsidiaries UPC and FSIC were merged, with UPC being the surviving entity. Both UPC and ACIC are domiciled in Florida, while IIC is domiciled in New York. At December 31, 2022, and during the year then ended, ACIC and IIC met all regulatory requirements of the states in which they operate. As of December 31, 2022, UPC was determined to be insolvent and was referred for receivership by the OIR.

During 2022, we received an assessment notice from FIGA. This assessment will be 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency. This assessment is in addition to FIGA's 0.7% assessment, described below, and is recoupable from policyholders. During 2021, we received an assessment notice from FIGA. This assessment will be 0.7% on all direct written premium of Florida lines of business during 2022. In addition, we received an assessment notice from LIGA in 2021. LIGA is assessing property and casualty insurers $100,000,000 to cover the cost of two regional insurance companies facing insolvency. This assessment was 1% of 2020 and 2021 direct written premiums, totaling $988,000 and $899,000, respectively. While this assessment is recoupable over 10 years in the form of tax credits, we do not anticipate recouping this assessment after our 2022 premium tax return, as we will no longer write business in the state of Louisiana.

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

The state laws of Florida and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements. Additionally, in connection with UPC’s Plan for Runoff, IIC has agreed to not pay ordinary dividends without prior approval of the New York Department of Financial Services until January 1, 2025.

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

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and we collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. We currently

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
collect assessments levied upon policyholders on behalf of Louisiana Citizens Property Insurance Corporation in the amount of 2.40% of written premium. During 2021, we collected assessments levied upon policyholders on behalf of Connecticut Healthy Homes Fund in the amount of $12.00 per each homeowners policy. In addition, we collect $2 per residential policy and $4 per commercial policy written in the state of Florida on behalf of the Florida Emergency Management Preparedness and Assistance Trust Fund.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At December 31, 2022, ACIC and IIC met these requirements, while UPC was determined to be insolvent and referred for receivership by the OIR. The table below details the amount of surplus as regards policyholders for each of our regulated entities at December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
UPC(1)	$(239,606)	$169,244
ACIC(2)	77,511	142,138
IIC	26,152	30,248
Total	$(135,943)	$341,630
(1) UPC results are inclusive of FSIC as these entities were merged effective May 31, 2022.
(2) ACIC results are inclusive of JIC as these entities were merged effective June 1, 2022.

The amount of restricted net assets of our insurance subsidiaries are:

December 31, 2022
UPC(1)(2)	$—
ACIC(3)	19,603
IIC	20,774
(1) UPC results are inclusive of FSIC as these entities were merged effective May 31, 2022.
(2) As a result of UPC’s insolvency, the Company is in a net liability position and has no restricted net assets at December 31, 2022.
(3) ACIC results are inclusive of JIC as these entities were merged effective June 1, 2022.

NAIC law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2022 and 2021.

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
December 31, 2022

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

Our insurance subsidiaries must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders’ equity (deficit) under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the years ended December 31, 2022, 2021 and 2020.

	December 31,
	2022	2021	2020
UPC (1)	$(469,801)	$(45,078)	$(19,487)
ACIC (2)	16,516	(34,588)	(7,429)
IIC	(2,421)	(4,292)	(1,410)
Total	$(455,706)	$(83,958)	$(28,326)
(1) UPC results are inclusive of FSIC as these entities were merged effective May 31, 2022.
(2) ACIC results are inclusive of JIC as these entities were merged effective June 1, 2022.

16)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2022, 2021, and 2020, our contributions to the plan on behalf of the participating employees were $1,630,000, $1,229,000, and $1,381,000, respectively.

17)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income (loss) items within comprehensive loss on the Consolidated Statements of Comprehensive Loss, and we include accumulated other comprehensive loss as a component of stockholders’ equity (deficit) on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income (loss) at year end:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2019	$14,962	$(3,643)	$11,319
Changes in net unrealized gain on investments	64,421	(16,101)	48,320
Reclassification adjustment for net realized gains	(66,594)	16,648	(49,946)
December 31, 2020	12,789	(3,096)	9,693
Changes in net unrealized losses on investments	(17,814)	4,266	(13,548)
Reclassification adjustment for net realized gains	(3,568)	892	(2,676)
December 31, 2021	(8,593)	2,062	(6,531)
Changes in net unrealized losses on investments	(56,530)	8,053	(48,477)
Reclassification adjustment for net realized losses	32,082	(8,021)	24,061
December 31, 2022	$(33,041)	$2,094	$(30,947)

18)    STOCKHOLDERS’ EQUITY (DEFICIT)

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2022		2021		2020
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.06	$2,589	$0.06	$2,582	$0.06	$2,571
Second Quarter	—	—	0.06	2,591	0.06	2,578
Third Quarter	—	—	0.06	2,589	0.06	2,581
Fourth Quarter	—	—	0.06	2,588	0.06	2,583

In November 2022, ACIC paid dividends of $26,000,000 to the Company. In February 2021, IIC paid dividends of $3,500,000 to the Company. In February 2020, IIC paid dividends of $12,000,000 to the Company.

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of December 31, 2022, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

The following table presents our total stock-based compensation expense:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

	Year Ended
	2022	2021	2020
Employee stock-based compensation expense
Pre-tax (1)	$1,230	$875	$876
Post-tax (2)	972	691	692
Director stock-based compensation expense
Pre-tax (1)	158	310	506
Post-tax (2)	125	245	400
(1) This table does not include withholding of vested shares for tax liabilities, which totaled $25,000, $39,000, and $112,000 in 2022, 2021, and 2020, respectively.
(2) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,024,000 of unrecognized stock compensation expense at December 31, 2022 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.0 years. We had approximately $36,000 of unrecognized director stock-based compensation expense at December 31, 2022 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.3 years.

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

We granted 907,907, 292,960, and 386,101 shares of restricted common stock, which had a weighted-average grant date fair value of $1.97, $6.01, and $9.33 per share during the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, during the year ended December 31, 2019, the Company granted 45,000 shares of restricted common stock, with a fair value of $15.70 per share, which were contingent upon stockholder approval of the 2020 Omnibus Incentive Plan. The contingent shares were issued and fully vested during the year ended December 31, 2020.

The following table presents certain information related to the activity of our non-vested common stock grants:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	214,495	$17.49
Granted (1)	386,101	9.33
Less: Forfeited	232,323	12.61
Less: Vested (1)	109,267	16.63
Outstanding as of December 31, 2020	259,006	$10.06
Granted	292,960	6.01
Less: Forfeited	122,460	8.87
Less: Vested	92,910	9.99
Outstanding as of December 31, 2021	336,596	$6.99
Granted	907,907	1.97
Less: Forfeited	383,876	3.43
Less: Vested	146,388	6.00
Outstanding as of December 31, 2022	714,239	$2.73
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

We granted 635,643, 1,054,707, and 221,541 stock options during the years ended December 31, 2022, 2021, and 2020, respectively, which had a weighted average grant date fair value of $1.70, $3.86, and $2.68, per share, respectively.

The following table presents certain information related to the activity of our non-vested stock option grants:

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	207,069	$18.69	9.00	$—
Granted	221,541	8.77	—	—
Less: Forfeited	234,472	12.76	—	—
Less: Exercised	—	—	—	—
Less: Expired	50,132	18.94	—	—
Outstanding as of December 31, 2020	144,006	$13.00	8.77	$—

Vested as of December 31, 2020	80,728	$19.01	7.95	$—
Exercisable as of December 31, 2020	30,596	$19.11	7.95	$—

Outstanding as of December 31, 2020	144,006	$13.00	8.77	$—
Granted	1,054,707	3.86	—	—
Less: Forfeited	48,995	8.08	—	—
Less: Exercised	—	—	—	—
Less: Expired	2,503	16.25	—	—
Outstanding as of December 31, 2021	1,147,215	$4.80	9.49	$792,000

Vested as of December 31, 2021	120,638	$15.87	7.39	$—
Exercisable as of December 31, 2021	68,003	$15.85	7.39	$—

Outstanding as of December 31, 2021	1,147,215	$4.80	9.49	$792,000
Granted	635,643	1.70	—	—
Less: Forfeited	426,480	2.91	—	—
Less: Exercised	—	—	—	—
Less: Expired	105,693	6.65	—	—
Outstanding as of December 31, 2022	1,250,685	$3.71	7.66	$—

Vested as of December 31, 2022 (1)	532,797	$7.26	8.03	$—
Exercisable as of December 31, 2022	432,786	$5.25	5.10	$—
(1) The vested shares, weighted average exercise price and weighted-average remaining contractual term are calculated based on all vested shares at December 31, 2022, inclusive of those that expired during the year.

20)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On February 1, 2023, the Company, together with its wholly-owned subsidiary, UPC, entered into a Renewal Rights Agreement, dated as of February 1, 2023, with Slide Insurance Company (Slide), pursuant to which UPC agreed to transfer to Slide the renewal rights to UPC’s personal lines homeowners business in Florida.

Under the terms of this transaction, UPC cancelled approximately 72,000 Florida personal lines policies on February 1, 2023, and Slide simultaneously issued replacement policies. Additionally, Slide will make offers of coverage to additional Florida personal lines policies expiring in April 2023.

UNITED INSURANCE HOLDINGS CORP.
Notes to Consolidated Financial Statements
December 31, 2022
In addition, on February 1, 2023, the Company, together with its wholly-owned subsidiary, UIM, entered into an Asset Purchase and Services Agreement, with Slide, pursuant to which, UIM agreed to sell, and Slide agreed to purchase certain intellectual property and data. Under the terms of this agreement, UIM will also provide Slide with policy administration services in exchange for Slide reimbursing UIM's costs for providing such services. In exchange for the sale of intellectual property and data, Slide will pay UIM two percent of gross earned premium of the policies renewed by pursuant to the Renewal Rights Agreement.

On February 27, 2023, the Florida Department of Financial Services, Division of Rehabilitation and Liquidation initiated proceedings against our insurance subsidiary, UPC. As a result, we will immediately de-consolidate UPC from our operations on the effective date of receivership.

On March 2, 2023, the Company issued a press release related to its earnings for the fourth quarter and year ended December 31, 2022 (the Earnings Release). The Earnings Release was filed as exhibit 99.1 to the Form 8-K filed on March 2, 2023. Subsequent to the Earnings Release, the Company has increased its reported Policy acquisition costs on its Consolidated Statements of Comprehensive Loss by $1,856,000 or 1.2%, from $154,233,000 to $156,089,000. Additionally, the Company has decreased its reported Reinsurance recoverable on paid and unpaid losses and Other assets on its Consolidated Balance Sheets by $885,000 or 0.05% and $971,000 or 2.5%, respectively.

On April 5, 2023, the Company filed a Motion for Release of Property of ACIC in the Circuit Court of the Second Judicial Circuit for Leon County, Florida, requesting that UPC immediately remit to ACIC reinsurance recoveries currently held by UPC and reinsurance recoveries recovered by UPC in the future in accordance with the Company’s Allocation Agreement. Alternatively, ACIC requested future reinsurance recoveries remitted to UPC be placed into a segregated account for future reconciliation and remittance to ACIC. On April 13, 2023, the DFS filed a response to the Company’s motion, objecting to ACIC’s position. On April 14, 2023, the Court denied ACIC’s motion without prejudice.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of December 31, 2022, the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under that framework, management concluded that our internal control over our financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UNITED INSURANCE HOLDINGS CORP.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

UNITED INSURANCE HOLDINGS CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2023 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 (the 2023 Proxy Statement).

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our 2023 Proxy Statement.

UNITED INSURANCE HOLDINGS CORP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements. In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

(2) Exhibits. We hereby file as part of this Form 10-K the exhibits listed in the following index.

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

4.4	First Supplemental Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (including form of Note) (included as exhibit 4.2 to the Form 8-K filed on December 13, 2017, and incorporated herein by reference).

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Investment Management Agreement between United Property & Casualty Insurance Company and Synovus Trust Company, dated October 8, 2003 (included as exhibit 10.18 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.2	Insurance Capital Build-up Incentive Program Surplus Note between United Property & Casualty Insurance Company and the State Board of Administration of Florida dated September 22, 2006 (included as exhibit 10.31 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.3	Master Business Process Outsourcing Services Agreement between United Insurance Management, LLC and Computer Sciences Corporation, dated March 11, 2008 (included as exhibit 10.24 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.4	Addendum Number One to Insurance Capital Build-Up Incentive Program Surplus Note, dated November 7, 2008 and effective July 1, 2008, between the State Board of Administration of Florida and United Property & Casualty Insurance Company (included as exhibit 10.1 to the Form 8-K, filed on November 12, 2008, and incorporated herein by reference).

10.5	Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Management, L.C., Skyway Claims Services, LLC, United Property & Casualty Insurance Company, UPC Re and amended to include Family Security Holdings, LLC and its subsidiaries dated July 1, 2012 (included as exhibit 10.11 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

10.6	Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K, filed on September 30, 2013, and incorporated herein by reference).*

10.7	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy statement for its 2013 Annual Meeting, filed on April 16, 2013, and incorporated herein by reference).*

UNITED INSURANCE HOLDINGS CORP.

Exhibit	Description

10.8	Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).*

10.9	Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).*

10.10	Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).*

10.11	Form of Stock Option Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).*

10.12	Form of Restricted Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).*

10.13	Form of Performance Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).*

10.14	Stockholders Agreement, dated as of August 17, 2016, by and among United Insurance Holdings Corp., RDX Holding, LLC., R. Daniel Peed and Peed FLP1, Ltd., L.L.P (included as exhibit 10.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

10.15	United Insurance Holdings Corp. 2020 Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy statement for its 2020 Annual Meeting, filed on April 3, 2020, and incorporated herein by reference).*

10.16	Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2020 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).*

10.17	Form of Stock Option Award under the United Insurance Holdings Corp. 2020 Omnibus Incentive Plan (included as exhibit 10.1 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).*

10.18	Form of Restricted Stock Unit Award under the United Insurance Holdings Corp. 2020 Omnibus Incentive Plan (included as exhibit 10.2 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).*

10.19	Form of Performance Stock Unit Award under the United Insurance Holdings Corp. 2020 Omnibus Incentive Plan (included as exhibit 10.3 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).*

10.20	Form of Indemnification Agreement, dated as of September 1, 2020, by and between United Insurance Holdings Corp. and the members of the Board of Directors. (included as Exhibit 10.2 to the Form 10-Q filed on November 6, 2020, and incorporated herein by reference.

10.21	Second Amended and Restated Employment Agreement, dated as of October 23, 2020, by and between United
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

10.23	Renewal Rights Agreement, dated as of January 18, 2021, by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C., Homeowners Choice Property & Casualty Insurance Company, Inc., and HCI Group, Inc. (included as Exhibit 10.1 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.24	Property Quota Share Reinsurance Contract, dated as of January 18, 2021 and effective as of December 31, 2020, by and between United Property and Casualty Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. (included as Exhibit 10.2 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.25	Registration Rights Agreement, dated as of January 18, 2021, by and between United Property and Casualty Insurance Company and HCI Group, Inc. (included as Exhibit 10.3 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

UNITED INSURANCE HOLDINGS CORP.

10.26	Employment Agreement, dated September 1, 2021, between United Insurance Holdings Corp. and Brooke Shirazi (included as Exhibit 10.1 to the Form 8-K filed on September 1, 2021, and incorporated herein by reference.) *

10.27	Renewal Rights Agreement, dated as of December 30, 2021, by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C., and Homeowners Property & Casualty Insurance Company, Inc. (included as Exhibit 10.1 to the Form 8-K filed on January 4, 2022, and incorporated herein by reference.)

10.28	Stock Re-purchase Agreement, dated as of June 30, 2022, by and among Journey Insurance Company and RJ Kiln & Co. (No. 3) Limited. (included as Exhibit 10.1 to the Form 8-K filed on July 7, 2022, and incorporated herein by reference.)

10.29	Termination Agreement, dated as of June 30, 2022, by and among United Insurance Holdings Corp., Journey Insurance Company and RJ Kiln & Co. (No. 3) Limited. (included as Exhibit 10.2 to the Form 8-K filed on July 7, 2022, and incorporated herein by reference.)

10.30	Renewal Rights Agreement, dated as of June 9, 2022, by and among United Property and Casualty Insurance Company and Wright National Flood Insurance Company. (included as Exhibit 10.1 to the Form 8-K filed on June 14, 2022, and incorporated herein by reference.)

10.31	Retention Agreement, dated as of December 21, 2022, by and between United Insurance Holdings Corp. and Bennett Bradford Martz. *

10.32	Retention Agreement, dated as of December 21, 2022, by and between United Insurance Holdings Corp. and Christopher Griffith. *

10.33	Retention Agreement, dated as of December 21, 2022, by and between United Insurance Holdings Corp. and Brooke Adler. *

10.34	Renewal Rights Agreement, dated as of February 1, 2023, by and among United Property and Casualty Insurance Company and Slide Insurance Company. (included as Exhibit 10.1 to the Form 8-K filed on February 6, 2023, and incorporated herein by reference.)

10.35	Asset Purchase and Services Agreement, dated as of February 1, 2023, by and among United Insurance Management, L.C. and Slide Insurance Company. (included as Exhibit 10.2 to the Form 8-K filed on February 6, 2023, and incorporated herein by reference.)

Exhibit	Description

21.1	Subsidiaries of United Insurance Holdings Corp.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

Date:	April 17, 2023	By:	/s/ R. Daniel Peed
		Name:	R. Daniel Peed
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Daniel Peed R. Daniel Peed	Chief Executive Officer and Chairman of the Board (principal executive officer and duly authorized officer)	April 17, 2023

/s/ B. Bradford Martz B. Bradford Martz	Chief Financial Officer and President (principal financial and accounting officer)	April 17, 2023

/s/ Gregory C. Branch Gregory C. Branch	Chairman Emeritus	April 17, 2023

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Lead Director	April 17, 2023

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	April 17, 2023

/s/ Michael R. Hogan Michael R. Hogan	Director	April 17, 2023

/s/ William H. Hood, III William H. Hood, III	Director	April 17, 2023

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	April 17, 2023

/s/ Patrick F. Maroney Patrick F. Maroney	Director	April 17, 2023

/s/ Kent G. Whittemore Kent G. Whittemore	Director	April 17, 2023