Form 10-Q
period 2023-03-31
UNITED INSURANCE HOLDINGS CORP.
filed 2023-05-19
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of May 15, 2023, 43,287,573 shares of common stock, par value $0.0001 per share, were outstanding.

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
•the regulatory, economic and weather conditions present in Florida and New York the states in which we are most concentrated;
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
•our ability to collect from our reinsurers or others on our reinsurance claims;
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
•provisions in our charter documents that may make it harder for others to obtain control of us; and
•other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this Form 10-Q.

We caution you not to rely on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $239,473 and $237,735, respectively)	$210,733	$204,682
Equity securities	16,181	15,657
Other investments (amortized cost of $2,917 and $3,072, respectively)	3,550	3,675
Total investments	$230,464	$224,014
Cash and cash equivalents	92,586	70,903
Restricted cash	49,671	45,988
Total cash, cash equivalents and restricted cash	$142,257	$116,891
Accrued investment income	1,818	1,605
Property and equipment, net	18,118	19,591
Premiums receivable, net (credit allowance of $27 and $32, respectively)	48,120	39,301
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $150 and $333, respectively)	792,350	796,546
Ceded unearned premiums	65,702	90,496
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	59,897	60,979
Intangible assets, net	11,758	12,770
Other assets	15,426	3,920
Assets held for disposal	—	1,411,907
Total Assets	$1,445,386	$2,837,496
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$748,365	$842,958
Unearned premiums	301,625	258,978
Reinsurance payable on premiums	33,908	30,503
Payments outstanding	2,326	2,000
Accounts payable and accrued expenses	89,582	75,374
Operating lease liability	1,412	1,689
Other liabilities	36,242	17,466
Notes payable, net	148,438	148,355
Liabilities held for disposal	—	1,642,212
Total Liabilities	$1,361,898	$3,019,535
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,486,442 and 43,492,256 issued, respectively; 43,274,359 and 43,280,173 outstanding, respectively	4	4
Additional paid-in capital	395,966	395,631
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(25,629)	(30,947)
Retained earnings (deficit)	(286,422)	(546,296)
Total Stockholders' Equity (Deficit)	$83,488	$(182,039)
Total Liabilities and Stockholders' Equity	$1,445,386	$2,837,496
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
REVENUE:
Gross premiums written	$187,123	$142,414
Change in gross unearned premiums	(42,647)	(19,681)
Gross premiums earned	144,476	122,733
Ceded premiums earned	(57,152)	(64,987)
Net premiums earned	87,324	57,746
Net investment income	2,589	1,404
Net realized investment gains (losses)	(83)	37
Net unrealized gains (losses) on equity securities	474	(770)
Management fee income	9,668	50,206
Other revenue	4,075	8,738
Total revenue	104,047	117,361
EXPENSES:
Losses and loss adjustment expenses	19,073	32,518
Policy acquisition costs	26,927	52,152
Operating expenses	5,651	10,603
General and administrative expenses	9,837	15,435
Interest expense	2,719	2,359
Total expenses	64,207	113,067
Income before other income	39,840	4,294
Other income	588	1,333
Income before income taxes	40,428	5,627
Provision for income taxes	9,855	980
Income from continuing operations, net of tax	$30,573	$4,647
Income (loss) from discontinued operations, net of tax	230,305	(37,904)
Net income (loss)	$260,878	$(33,257)
Less: Net loss attributable to NCI	—	(85)
Net income (loss) attributable to UIHC	$260,878	$(33,172)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	4,231	(27,689)
Reclassification adjustment for net realized investment losses	83	1,769
Income tax benefit related to items of other comprehensive income (loss)	—	6,236
Total comprehensive income (loss)	$265,192	$(52,941)
Less: Comprehensive loss attributable to NCI	—	(643)
Comprehensive income (loss) attributable to UIHC	$265,192	$(52,298)

Weighted average shares outstanding
Basic	43,124,825	42,980,691
Diluted	43,574,840	42,980,691

Earnings available to UIHC common stockholders per share
Basic
Continuing operations	$0.71	$0.11
Discontinued operations	5.34	(0.88)
Total	$6.05	$(0.77)
Diluted
Continuing operations	$0.70	$0.11
Discontinued operations	5.29	(0.88)
Total	$5.99	$(0.77)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2021	43,370,442	$4	$394,268	$(431)	$(6,531)	$(74,904)	$312,406	$19,551	$331,957
Net loss	—	—	—	—	—	(33,172)	(33,172)	(85)	(33,257)
Other comprehensive loss, net	—	—	—	—	(19,126)	—	(19,126)	(558)	(19,684)
Stock Compensation	(112,847)	—	452	—	—	—	452	—	452
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
March 31, 2022	43,257,595	$4	$394,720	$(431)	$(25,657)	$(110,665)	$257,971	$18,908	$276,879

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity (Deficit) Attributable to UIHC	NCI	Total Stockholders’ Equity (Deficit)
	Number of Shares	Dollars

December 31, 2022	43,280,173	$4	$395,631	$(431)	$(30,947)	$(546,296)	$(182,039)	$—	$(182,039)
Net Income	—	—	—	—	—	260,878	260,878	—	260,878
Other comprehensive income, net	—	—	—	—	4,314	—	4,314	—	4,314
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	1,004	(1,004)	—	—	—
Stock Compensation	(5,814)	—	335	—	—	—	335	—	335
March 31, 2023	43,274,359	$4	$395,966	$(431)	$(25,629)	$(286,422)	$83,488	$—	$83,488

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$260,878	$(33,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,155	2,606
Bond amortization and accretion	160	1,634
Net realized losses (gains) on investments	(1,260)	1,769
Net unrealized losses (gains) on equity securities	(2,554)	2,268
Provision for uncollectable premiums	5	12
Provision for uncollectable reinsurance recoverables	183	168
Deferred income taxes, net	15,767	(11,351)
Stock based compensation	335	452
Settlement of receivable owed by HCI in connection with purchase agreement	—	3,800
Gain on sale of property and equipment	(422)	(1,528)
Fixed asset disposal	524	343
Disposition of former subsidiary	(229,183)	—
Changes in operating assets and liabilities:
Accrued investment income	369	437
Premiums receivable	15,178	2,265
Reinsurance recoverable on paid and unpaid losses	289,946	85,140
Ceded unearned premiums	72,064	146,667
Deferred policy acquisition costs, net	(875)	(7,193)
Other assets	(31,630)	(4,618)
Receivable from sale of building	—	3,236
Unpaid losses and loss adjustment expenses	(278,142)	(117,236)
Unearned premiums	(145,540)	(39,731)
Reinsurance payable on premiums	(13,376)	(51,714)
Payments outstanding	(68,493)	(10,246)
Accounts payable and accrued expenses	16,440	(2,924)
Operating lease liability	(277)	(183)
Other liabilities	(6,416)	8,291
Net cash provided by (used in) operating activities	$(104,164)	$(20,893)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	178,211	85,978
Equity securities	24,163	88
Other investments	227	1,063
Purchases of:
Fixed maturities	(7,439)	(13,415)
Equity securities	(80)	(3,121)
Other investments	—	(459)
Proceeds from sale of property and equipment	464	730
Cost of property, equipment and capitalized software acquired	(154)	(1,406)
Disposition of cash on divestiture of subsidiary	(232,582)	—
Net cash provided by (used in) investing activities	$(37,190)	$69,458
FINANCING ACTIVITIES
Repayments of borrowings	—	(381)
Dividends	—	(2,589)
Net cash used in financing activities	$—	$(2,970)
Increase in cash, cash equivalents and restricted cash, including cash classified as assets held for disposal	(141,354)	45,595
Cash, cash equivalents and restricted cash at beginning of period	283,611	245,278
Cash, cash equivalents and restricted at end of period	$142,257	$290,873
Supplemental Cash Flows Information
Interest paid	$—	$35
Income taxes paid	$5,325	$77
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UIHC) is a property and casualty insurance holding company that sources, writes and services residential commercial and personal property and casualty insurance policies using a network of agents and two wholly-owned insurance subsidiaries. Our two insurance subsidiaries are Interboro Insurance Company (IIC), acquired via merger on April 29, 2016; and American Coastal Insurance Company (ACIC), acquired via merger on April 3, 2017.

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent; Skyway Claims Services, LLC, which provides claims adjusting services to ACIC; AmCo Holding Company, LLC (AmCo) which is a holding company subsidiary that consolidates its respective insurance company; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; Skyway Reinsurance Services, LLC, which provides reinsurance brokerage services for our insurance companies; Skyway Legal Services, LLC, which provides claims litigation services to our insurance companies; and Skyway Technologies, LLC, a managing general agent that provides technological and distribution services to our insurance companies.

Our primary products are commercial and homeowners' residential property insurance. We currently offer commercial residential insurance in Florida. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, we write personal residential insurance in New York. During 2022, we wrote personal residential business in six other states; however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (DFS), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, are discussed in Note 3 below.

On August 25, 2022, we announced that our former subsidiary UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entail non-renewing personal lines policies in these states. Additionally, we announced that Demotech, Inc. (Demotech), an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the Florida Office of Insurance Regulation ("FLOIR") issued Consent Order No. 303643-22- CO that provided for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provided formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. Additionally, in connection with the Plan, IIC agreed to not pay ordinary dividends without the prior approval of the New York Department of Financial Services until January 1, 2025. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the Florida Department of Financial Services (the "DFS") which divested our ownership of UPC.

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

Effective June 1, 2022, we entered into a quota share reinsurance agreement with TypTap Insurance Company (Typtap). Under the terms of this agreement, we ceded 100% of our former subsidiary UPC's in-force, new, and renewal policies in the states of Georgia, North Carolina and South Carolina. Effective June 1, 2022, we began the transition of South Carolina policies to Homeowners Choice Property and Casualty Insurance Company, Inc. (HCPCI) in connection with our renewal rights agreement. Effective October 1, 2022, we transitioned Georgia policies to HCPCI in connection with our renewal rights agreement. Effective December 1, 2022, we began the transition of North Carolina policies to HCPCI in connection with our renewal rights agreement. As a result, these policies will no longer be covered under this agreement upon their renewal. This agreement replaces the 85% quota share agreement with HCPCI effective December 31, 2021.

Effective May 31, 2022, we merged Family Security Insurance Company, Inc. (FSIC) into our former subsidiary UPC, with UPC being the surviving entity. FSIC was acquired via merger on February 3, 2015, and operated independently from

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
UPC prior to the merging of the entities. In conjunction with the merger, we dissolved Family Security Holdings (FSH), a holding company subsidiary that consolidated its respective insurance company, FSIC.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap. Under the terms of this agreement, we ceded 100% of our former subsidiary UPC's in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies was 50% to HCPCI and 50% to TypTap. HCPCI is responsible for processing all claims as a part of this agreement. As of April 1, 2022, we completed the transition of all policies in these four states to HCPCI in connection with our renewal rights agreement (Northeast Renewal Agreement) to sell UPC's personal lines homeowners business in these states.

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

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 2, our former subsidiary, UPC, qualifies as a discontinued operation. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

(c) Going Concern

Our unaudited condensed consolidated interim financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our subsidiary ACIC is a part of a combined reinsurance program with our former subsidiary, UPC.

To properly allocate the reinsurance recoverables under the shared catastrophe treaties, UPC and ACIC entered into a reinsurance allocation agreement that became effective on June 1, 2022 (the "Allocation Agreement"). The Allocation Agreement was filed with and approved by the FLOIR on December 5, 2022. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely, driven by Hurrican Ian losses which exhausted UPC's reinsurance coverage. On February 27, 2023, UPC was placed into receivership with the DFS which divested our ownership of UPC. As of the date of filing our Annual Report, the DFS had not recognized the Allocation Agreement, leaving uncertainty regarding the timing of both recoveries currently held by UPC that are allocated to ACIC and future recoverables. Management also believed that the ability for ACIC to obtain adequate reinsurance to meet its needs for the June 1, 2023 to May 31, 2024 catastrophe cover could only be accomplished assuming that recoveries due to ACIC pursuant to the Allocation Agreement could be resolved in short order.

However, on April 19, 2023, ACIC entered into a Memorandum of Understanding with the DFS. Under the terms of the Memorandum, ACIC and the DFS as receiver of UPC have reached the following agreement:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
1.The DFS adopts, ratifies and affirms the Allocation Agreement.
2.All future reinsurance recoverable under reinsurance agreements applicable to the Allocation Agreement for Hurricane Ian losses shall be paid, either directly from the reinsurers or directly from the reinsurance intermediary responsible therefor, to ACIC. If a true up adjustment demonstrates that any future reinsurance recoveries were over-collected by ACIC, ACIC will remit any over-payment to UPC.

While the execution of the MOU does alleviate the uncertainty regarding future recoverables, uncertainty does still exist regarding recoveries currently held by UPC. The Company intends to continue to work towards a fair and equitable solution regarding these held recoveries (See Note 18). In addition, the Company has not finalized its catastrophe cover for June 1, 2023 to May 31, 2024. While continued progress is being made, uncertainty does still exist regarding placement of this cover. As a result, the Company has concluded substantial doubt continues to exist regarding its ability to continue as a going concern.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

During the three months ended March 31, 2023, our former subsidiary, UPC, was placed into receivership with the DFS. As described in Note 1, effective February 27, 2023, this receivership divested our ownership of UPC. This disposal was evaluated for qualification as a discontinued operation. The results of operations of business are reported as discontinued operations when the disposal represents a strategic shift that will have a major effect on the entity's operations and financial results. When a business is identified for discontinued operations reporting:

•Results for prior periods are retroactively reclassified as discontinued operations;
•Results of operations are reported in a single line, net of tax, in the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); and
•Assets and liabilities are reported as held for disposal in the Unaudited Condensed Consolidated Balance Sheets

Additional details by major classification of operating results and financial position are included in Note 3.

There have been no other changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

(b) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe any would have an impact on the operations or financial reporting of our company.

3)    DISCONTINUED OPERATIONS

On August 25, 2022, we announced that our former subsidiary UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entailed non-renewing personal lines policies in these states. Additionally, we announced that Demotech, an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the FLOIR issued Consent Order No. 303643-22- CO that provided for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provided formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely, driven by Hurricane Ian losses which exhausted UPC's reinsurance coverage. On February 27, 2023, UPC was placed into receivership with the DFS which divested our ownership of UPC.

In the first quarter of 2023, the assets and liabilities of UPC were divested of. The assets and liabilities for the balance sheet as of December 31, 2022 are reclassified as held for disposal retrospectively, and the results of UPC are presented as discontinued operations for all periods presented.

The results from discontinued operations for the three months ended March 31, 2023 and 2022 are presented below.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Results From Discontinued Operations
	Three Months Ended March 31,
	2023	2022
REVENUE:
Gross premiums written	$(120,608)	$146,828
Change in gross unearned premiums	198,154	59,726
Gross premiums earned	77,546	206,554
Ceded premiums earned	(48,203)	(163,443)
Net premiums earned	29,343	43,111
Net investment income	2,182	1,075
Net realized investment gains (losses)	1,343	(1,806)
Net unrealized gains (losses) on equity securities	2,080	(1,498)
Other revenue	71	170
Total revenue	35,019	41,052
EXPENSES:
Losses and loss adjustment expenses	33,978	64,691
Policy acquisition costs	8,361	24,070
Operating expenses	513	1,645
General and administrative expenses	240	570
Interest expense	22	20
Total expenses	43,114	90,996
Loss before other income	(8,095)	(49,944)
Other income (loss)	—	9
Loss before income taxes	(8,095)	(49,935)
Provision (benefit) for income taxes	(9,217)	(12,031)
Income (loss) from discontinued operations, net of tax	$1,122	$(37,904)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $229,183,000 for the period. This gain was driven by the negative equity position of UPC.

The major classes of assets and liabilities transferred as a result of the transaction as of the date of transfer and December 31, 2022 are presented below.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Major Classes of Assets and Liabilities Disposed
	Closing (1)	December 31, 2022
ASSETS
Fixed maturities, available-for-sale	1,380	171,781
Equity securities	272	23,363
Other investments	12,882	12,952
Cash and cash equivalents	224,824	158,990
Restricted cash	7,758	7,730
Accrued investment income	875	1,457
Premiums receivable, net	22,733	46,736
Reinsurance recoverable on paid and unpaid losses, net	548,929	834,863
Ceded unearned premiums	75,262	122,533
Deferred policy acquisition costs, net	(89)	(2,046)
Other assets	53,675	33,548
Total assets	$948,501	$1,411,907

LIABILITIES
Unpaid losses and loss adjustment expenses	920,431	1,103,980
Unearned premiums	98,655	286,842
Reinsurance payable on premiums	12,612	29,394
Payments outstanding	144,238	213,058
Accounts payable and accrued expenses	1,361	(872)
Other liabilities	(3,731)	5,692
Notes payable, net	4,118	4,118
Total Liabilities	$1,177,684	$1,642,212
(1) The Company divested its ownership on February 27, 2023, the date the DFS was appointed as receiver of the entity.

The discontinued operations of the Company does not have any depreciation, amortization, capital expenditures or other noncash items for the periods in which the results of discontinued operations are presented.

4)    SEGMENT REPORTING

Personal Lines Business

Our personal lines business provides structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners, through our subsidiary IIC. Personal residential products are offered in New York. We include coverage to policyholders for loss or damage to dwellings, detached structures or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

We have developed a unique and proprietary homeowners’ product. This product uses a granular approach to pricing for catastrophe perils. We have focused on using independent agencies as a channel of distribution for our personal lines business. All of our personal lines business is managed internally.

Commercial Lines Business

Our commercial lines business primarily provides commercial multi-peril property insurance for residential condominium associations and apartments in Florida, through our subsidiary ACIC. We include coverage to policyholders for loss or damage

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism. We also wrote commercial residential coverage through our subsidiary JIC, in South Carolina and Texas. Effective June 1, 2022 JIC was merged into ACIC, with ACIC being the surviving entity. As a result, the commercial residential policies originally written by JIC were not renewed effective May 31, 2022.

All of our commercial lines business is administered by an outside managing general underwriter, AmRisc, LLC (AmRisc). This includes handling the underwriting, claims processing and premium collection related to our commercial business. In return, AmRisc is reimbursed through monthly management fees. International Catastrophe Insurance Managers (ICAT) handled the underwriting and premium collection for JIC’s commercial business written in South Carolina and Texas and was also reimbursed through monthly management fees. Effective May 31, 2022, the Company terminated its agreement with ICAT.

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the three months ended March 31, 2023 and 2022:

•Both operating segments follow the accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022;
•Neither operating segment experienced significant noncash transactions outside of depreciation and amortization for the three months ended March 31, 2023 and 2022.

The tables below present the information for each of the reportable segment's profit or loss, as well as segment assets for the three months ended March 31, 2023 and 2022. We have restated our segments to reflect the divestiture of UPC during the first quarter of 2023, excluding the result of the entity for all periods presented.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

	Three Months Ended March 31, 2023
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$176,641	$10,482	$—	$187,123
Change in gross unearned premiums	(44,607)	1,960	—	(42,647)
Gross premiums earned	132,034	12,442	—	144,476
Ceded premiums earned	(53,374)	(3,778)	—	(57,152)
Net premiums earned	78,660	8,664	—	87,324
Net investment income	1,786	782	21	2,589
Net realized gains (losses)	(83)	—	—	(83)
Net unrealized losses on equity securities	473	—	1	474
Management fee income	—	9,668	—	9,668
Other revenue	—	4,075	—	4,075
Total revenues	80,836	23,189	22	104,047
EXPENSES:
Losses and loss adjustment expenses	13,901	5,172	—	19,073
Policy acquisition costs	25,166	1,761	—	26,927
Operating expenses	96	5,431	124	5,651
General and administrative expenses (2)	2,754	6,951	132	9,837
Interest expense	—	—	2,719	2,719
Total expenses	41,917	19,315	2,975	64,207
Income (loss) before other income	38,919	3,874	(2,953)	39,840
Other income (loss)	—	803	(215)	588
Income (loss) before income taxes	$38,919	$4,677	(3,168)	40,428
Provision for income taxes			9,855	9,855
Net income (loss)			$(13,023)	$30,573
Less: Net loss attributable to noncontrolling interests			—	—
Net income (loss) attributable to UIHC			$(13,023)	$30,573

Loss ratio, net (3) (4)	17.7%	59.7%		21.9%
Expense ratio (3) (5)	35.6%	163.2%		48.6%
Combined ratio (3) (6)	53.3%	222.9%		70.5%

Total segment assets	$1,304,499	$130,045	$10,842	$1,445,386
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $1,260,000 and $812,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

	Three Months Ended March 31, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$127,964	$14,450	$—	$142,414
Change in gross unearned premiums	(20,499)	818	—	(19,681)
Gross premiums earned	107,465	15,268	—	122,733
Ceded premiums earned	(62,022)	(2,965)	—	(64,987)
Net premiums earned	45,443	12,303	—	57,746
Net investment income	1,127	268	9	1,404
Net realized gains	2	35	—	37
Net unrealized losses on equity securities	(769)	—	(1)	(770)
Management fee income	—	50,206	—	50,206
Other revenue	—	8,738	—	8,738
Total revenues	45,803	71,550	8	117,361
EXPENSES:
Losses and loss adjustment expenses	14,114	18,404	—	32,518
Policy acquisition costs	16,678	35,474	—	52,152
Operating expenses	1,109	9,403	91	10,603
General and administrative expenses (2)	2,320	12,734	381	15,435
Interest expense	—	—	2,359	2,359
Total expenses	34,221	76,015	2,831	113,067
Income (loss) before other income	11,582	(4,465)	(2,823)	4,294
Other income	—	(277)	1,610	1,333
Income (loss) before income taxes	$11,582	$(4,742)	(1,213)	5,627
Provision for income taxes			980	980
Net income (loss)			$(2,193)	$4,647
Less: Net income attributable to noncontrolling interests			(85)	(85)
Net income (loss) attributable to UIHC			$(2,108)	$4,732

Loss ratio, net (3) (4) (7)	31.1%	149.6%		56.3%
Expense ratio (3) (5) (7)	44.2%	468.3%		135.4%
Combined ratio (3) (6) (7)	75.3%	617.9%		191.7%

Total segment assets	$949,359	$179,208	$17,507	$1,146,074
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
5)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at March 31, 2023 and December 31, 2022:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
U.S. government and agency securities	$3,491	$—	$82	$3,409
Foreign government	1,000	—	9	991
States, municipalities and political subdivisions	31,924	15	3,357	28,582
Public utilities	8,913	—	1,093	7,820
Corporate securities	99,324	58	13,659	85,723
Mortgage-backed securities	64,285	—	8,283	56,002
Asset-backed securities	30,536	36	2,366	28,206
Total fixed maturities	$239,473	$109	$28,849	$210,733

December 31, 2022
U.S. government and agency securities	$2,490	$—	$105	$2,385
Foreign government	1,000	—	9	991
States, municipalities and political subdivisions	30,958	2	4,065	26,895
Public utilities	8,936	—	1,242	7,694
Corporate securities	99,062	20	15,739	83,343
Mortgage-backed securities	65,251	—	9,136	56,115
Asset-backed securities	30,038	9	2,788	27,259
Total fixed maturities	$237,735	$31	$33,084	$204,682

Equity securities are summarized as follows:

	March 31, 2023		December 31, 2022
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$16,181	100.0%	$15,657	100.0%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three months ended March 31, 2023 and 2022, respectively:

	2023		2022
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended March 31,
Fixed maturities	$4	$5,292	$41	$12,192
Equity securities	—	—	—	—
Short-term investments	—	126	—	—
Total realized gains	4	5,418	41	12,192
Fixed maturities	(87)	(41)	(4)	251
Equity securities	—	—	—	—
Short-term investments	—	—	—	—
Total realized losses	(87)	(41)	(4)	251
Net realized investment gains (losses)	$(83)	$5,377	$37	$12,443

The table below summarizes our fixed maturities at March 31, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2023
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$7,097	3.0%	$7,016	3.3%
Due after one year through five years	50,754	21.2	46,402	22.0
Due after five years through ten years	82,508	34.5	69,386	32.9
Due after ten years	4,293	1.8	3,721	1.8
Asset and mortgage-backed securities	94,821	39.5	84,208	40.0
Total	$239,473	100.0%	$210,733	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2023	2022
Fixed maturities	$1,272	$1,431
Equity securities	81	66
Cash and cash equivalents	1,304	22
Other investments	6	55
Other assets	—	—
Investment income	2,663	1,574
Investment expenses	(74)	(170)
Net investment income	$2,589	$1,404

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

During the three months ended March 31, 2023, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at March 31, 2023. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
March 31, 2023
U.S. government and agency securities	1	$9	$990	2	$73	$1,421
Foreign governments	1	9	991	—	—	—
States, municipalities and political subdivisions	8	49	3,732	45	3,308	23,324
Public utilities	—	—	—	12	1,093	7,819
Corporate securities	35	547	10,964	115	13,112	71,582
Mortgage-backed securities	12	248	3,749	116	8,035	52,254
Asset-backed securities	7	36	3,013	54	2,330	22,632
Total fixed maturities	64	$898	$23,439	344	$27,951	$179,032

December 31, 2022
U.S. government and agency securities	3	$105	$2,385	—	$—	$—
Foreign governments	1	9	991	—	—	—
States, municipalities and political subdivisions	21	540	7,306	31	3,525	18,853
Public utilities	8	193	2,286	4	1,049	5,408
Corporate securities	78	2,279	24,594	77	13,460	57,765
Mortgage-backed securities	48	1,282	15,259	80	7,854	40,856
Asset-backed securities	16	795	6,397	46	1,993	19,028
Total fixed maturities	175	$5,203	$59,218	238	$27,881	$141,910
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2023 and December 31, 2022. Changes in interest rates subsequent to March 31, 2023 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2023.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2023 and December 31, 2022:

	Total	Level 1	Level 2	Level 3
March 31, 2023
U.S. government and agency securities	$3,409	$—	$3,409	$—
Foreign government	991	—	991	—
States, municipalities and political subdivisions	28,582	—	28,582	—
Public utilities	7,820	—	7,820	—
Corporate securities	85,723	—	85,723	—
Mortgage-backed securities	56,002	—	56,002	—
Asset-backed securities	28,206	—	28,206	—
Total fixed maturities	210,733	—	210,733	—
Mutual funds	16,181	16,181	—	—
Total investments	$226,914	$16,181	$210,733	$—

December 31, 2022
U.S. government and agency securities	$2,385	$—	$2,385	$—
Foreign government	991	—	991	—
States, municipalities and political subdivisions	26,895	—	26,895	—
Public utilities	7,694	—	7,694	—
Corporate securities	83,343	—	83,343	—
Mortgage-backed securities	56,115	—	56,115	—
Asset-backed securities	27,259	—	27,259	—
Total fixed maturities	204,682	—	204,682	—
Mutual Funds	15,657	15,657	—	—
Total equity securities	15,657	15,657	—	—
Other investments (1)	125	—	125	—
Total investments	$220,464	$15,657	$204,807	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at March 31, 2023 and December 31, 2022.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2023 and December 31, 2022, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of our senior notes approximate fair value as the interest rates and terms are variable.

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended March 31, 2023, we transferred no investments between levels.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

The information presented in the table below is as of March 31, 2023:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2023
Limited partnership investments (1)	$2,917	$633	$—	$3,550
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

The following table presents the components of restricted assets:

	March 31, 2023	December 31, 2022
Trust funds	$49,046	$45,364
Cash on deposit (regulatory deposits)	625	624
Total restricted cash	$49,671	$45,988

In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	March 31, 2023	December 31, 2022
Invested assets on deposit (regulatory deposits)	$2,491	$2,616

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
6)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three month periods ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to UIHC common stockholders	$260,878	$(33,172)

Denominator:
Weighted-average shares outstanding	43,124,825	42,980,691
Effect of dilutive securities	450,015	—
Weighted-average diluted shares	43,574,840	42,980,691

Earnings available to UIHC common stockholders per share
Basic	$6.05	$(0.77)
Diluted	$5.99	$(0.77)

See Note 17 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Computer hardware and software (software in progress of $76 and $82, respectively)	$29,746	$29,760
Office furniture and equipment	798	1,414
Leasehold improvements	316	753
Leased vehicles(1)	11	1,080
Total, at cost	30,871	33,007
Less: accumulated depreciation and amortization	(12,753)	(13,416)
Property and equipment, net	$18,118	$19,591
(1) Includes vehicles under financing leases. See Note 12 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $1,260,000 and $1,710,000 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we sold or disposed of leased vehicles totaling $1,069,000. The depreciation on these vehicles totaled $1,037,000 at the time of disposal. We realized a net gain on this disposal of $422,000. In addition, we disposed of office furniture totaling $616,000 during the period. Accumulated depreciation at the time of this disposal totaled $603,000, respectively. During the year ended December 31, 2022, we disposed of computer hardware and software totaling $13,202,000, primarily related to the retirement of one of our policy systems for states in which we no longer write policies. The depreciation on these systems totaled $12,691,000 at the time of disposal. We also sold or disposed of leased vehicles totaling $1,222,000. The depreciation on these vehicles totaled $1,114,000 prior to disposal. The net gain on sale of these vehicles totaled $738,000. Finally, we sold three buildings and their related assets totaling $13,369,000. The depreciation on these buildings and related assets totaled $5,129,000 prior to disposal. The net realized gain on these sales totaled $12,164,000.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at March 31, 2023 and December 31, 2022 was $59,476,000.

No impairment in the value of goodwill was recognized during the three month period ended March 31, 2023. As a result of the strategic decision to place our former subsidiary UPC into an orderly runoff, we recognized an impairment of our personal lines reporting unit's goodwill totaling $13,569,000 during the third quarter of 2022. The goodwill attributable to our commercial lines reporting unit was most recently tested for impairment during the fourth quarter of 2022. It was determined that there was no additional impairment in the value of the asset as of December 31, 2022.

Goodwill allocated to our commercial lines reporting unit was $59,476,000 at March 31, 2023 and December 31, 2022. There was no goodwill allocated to our personal lines reporting unit at March 31, 2023 and December 31, 2022.

There was no goodwill acquired or disposed of during the three month periods ended March 31, 2023 and 2022. Accumulated impairment related to goodwill was $13,569,000 at March 31, 2023 and December 31, 2022.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Intangible assets subject to amortization	$10,560	$11,372
Indefinite-lived intangible assets(1)	1,198	1,398
Total	$11,758	$12,770
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2023
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	4.0	34,661	(24,910)	9,751
Trade names acquired	1.0	6,381	(5,572)	809
Total		$83,830	$(73,270)	$10,560

December 31, 2022
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	4.3	34,661	(24,300)	10,361
Trade names acquired	1.3	6,381	(5,370)	1,011
Total		$83,830	$(72,458)	$11,372

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2023 and 2022. However during the three months ended March 31, 2023 and year ended December 31, 2022, we disposed of intangible assets totaling $200,000 and $2,359,000, respectively.

Amortization expense of our intangible assets was $812,000 and $812,000 for the three months ended March 31, 2023 and 2022, respectively.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2023 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2023	$2,435
2024	2,640
2025	2,438
2026	2,438
2027	609
2028	—

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

Our program includes excess of loss and quota share treaties. Our catastrophe reinsurance program, in effect from June 1, 2022 through May 31, 2023, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $2,500,000,000 in the aggregate, including coverage related to our former insurance subsidiary, UPC. Under our core catastrophe excess of loss treaty, retention on a first and second event is $16,400,000 each. During the third quarter, one of the our reinsurers participating on the $25,000,000 excess of $20,000,000 layer of the core catastrophe program exercised a contractual right to terminate their participation due to Demotech's downgrade of UPC's Financial Stability Rating. We were unsuccessful in replacing this coverage in the open market so our captive reinsurer, UPC Re, stepped into the $25,000,000 excess of $20,000,000 layer which was subsequently impacted by Hurricane Ian resulting in an additional retained loss of $20,100,000. The exhaustion point of IIC's catastrophe reinsurance program is approximately $200,000,000 in the aggregate, with a retention of $3,000,000 per occurrence, covering all perils.

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Ian all of which is attributable to ACIC only. After reinstatement premiums of approximately $15.4 million, the Company, with its former subsidiary UPC has approximately $993 million of aggregate limit remaining after Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

Effective January 1, 2023, we renewed our all other perils catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $101,000,000.

During the third quarter of 2022, one of our private reinsurers who held a 100% share of the $15,000,000 in excess of $15,000,000 layer on our all other perils catastrophe excess of loss agreement notified us of their intent to terminate the agreement due to the contractual provision regarding the change in our former subsidiary UPC's statutory surplus being greater than 25%. We agreed to a termination and commutation date of September 30, 2022 for this contract. This change resulted in approximately $1,300,000 of ceded premium savings that would have otherwise been due in the fourth quarter of 2022 and the Company retaining all the risk for any non-hurricane catastrophe losses up to $30,000,000, excluding any quota share recoveries.

The table below outlines our quota share agreements in effect for the three months ended March 31, 2023 and 2022. The impacts of these quota share agreements on our former subsidiay, UPC's financial statements are included in discontinued operations.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include ACIC.

Reinsurance recoverable at the balance sheet dates consists of the following:

	March 31,	December 31,
	2023	2022
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$646,003	$732,254
Reinsurance recoverable on paid losses and loss adjustment expenses	146,347	64,292
Reinsurance recoverable (1)	$792,350	$796,546
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 13.

10) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the three months ended March 31, 2023 and 2022 on a GAAP basis:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

	March 31,
	2023	2022
Balance at January 1	$842,958	$250,642
Less: reinsurance recoverable on unpaid losses	732,254	176,096
Net balance at January 1	$110,704	$74,546

Incurred related to:
Current year	22,238	35,582
Prior years	(3,165)	(3,064)
Total incurred	$19,073	$32,518
Paid related to:
Current year	13,303	17,236
Prior years	14,112	18,429
Total paid	$27,415	$35,665

Net balance at March 31	$102,362	$71,399
Plus: reinsurance recoverable on unpaid losses	646,003	168,174
Balance at March 31	$748,365	$239,573

Composition of reserve for unpaid losses and LAE:
Case reserves	$284,679	$119,969
IBNR reserves	463,686	119,604
Balance at March 31	$748,365	$239,573

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2022, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in both 2023 and 2022 related to prior year losses. This favorable development came as a result of re-estimating ultimate losses in 2023 based on historical loss trends. The loss payments made by the Company during the three months ended March 31, 2023, were lower than the loss payments made during the three months ended March 31, 2022, due to the settling of claims related to non-tropical storm catastrophe events. Case and IBNR reserves and reinsurance recoverable on unpaid losses increased when compared to the prior period as a result of Hurricane Ian, which made landfall during the third quarter of 2022.

11)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of March 31, 2023 and December 31, 2022:

		Effective Interest Rate	Carrying Value at
	Maturity		March 31, 2023	December 31, 2022
Senior Notes	December 15, 2027	7.25%	$150,000	$150,000
Florida State Board of Administration Note (1)	July 1, 2026	N/A	—	—
Truist Term Note Payable (2)	May 26, 2031	N/A	—	—
Total long-term debt			$150,000	$150,000
(1) Our Florida State Board of Administration Note was held by our former subsidiary, UPC.
(2) Our Truist Term Note Payable was repaid in full on August 12, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity, plus accrued and unpaid interest thereon. On or after that date, we may redeem the Senior Notes at par, plus accrued and unpaid interest thereon. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of our issuer and debt ratings from BBB- to BB+. As a result, pursuant to our agreement, the interest rate of our Senior Notes increased from 6.25% to 7.25% effective on the next interest payment date of June 15, 2023.

Florida State Board of Administration Note Payable

On September 22, 2006, we issued a $20,000,000, 20-year note payable to the Florida State Board of Administration (the SBA Note). For the first three years of the SBA Note we were required to pay interest only. On October 1, 2009, we began to repay the principal in addition to interest. The SBA Note bears an annual interest rate equivalent to the 10-year Constant Maturity Treasury rate (as defined in the SBA Note agreement), which resets quarterly. This note was held by our former insurance subsidiary, UPC. On February 27, 2023, UPC was placed into receivership with the Florida Department of Financial Services, divesting our ownership of UPC.

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

SBA Note - Our SBA Note required that UPC maintained either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defined surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC have failed to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate would have increased by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 3.76% at the end of March 2023. Any other writing ratio deficiencies resulted in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provided that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At March 31, 2023, we were no longer the holders of the SBA Note.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the three months ended March 31, 2023 and 2022:

	2023	2022
Balance at January 1,	$1,645	$1,998
Additions	—	—
Amortization	(83)	(84)
Balance at March 31,	$1,562	$1,914

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

At March 31, 2023, the Company is involved in legal proceedings whereby on August 18, 2021, a former employee of Skyway Legal Services, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware. The lawsuit alleges violations of and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. The Company, a named party to the lawsuit, denies that it employed the plaintiff and disputes the claims set forth in the lawsuit. On September 27, 2022, venue was transferred to the United States District Court for the Middle District of Florida, Tampa Division. The Company believes that an unfavorable outcome is neither probable nor estimable.

Commitments to fund partnership investments

We have fully funded one limited partnership investments and have committed to fund our remaining limited partnership investment. The amount of unfunded commitments was $4,242,000 and $4,238,000 at March 31, 2023 and December 31, 2022, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Other assets	$1,096	$1,278
Financing lease assets	Property and equipment, net	2	51
Total lease assets		$1,098	$1,329

Liabilities
Operating lease liabilities	Operating lease liability	$1,412	$1,689
Financing lease liabilities	Other liabilities	—	2
Total lease liabilities		$1,412	$1,691

The components of lease expenses were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$222	$160
Financing lease expense:
Amortization of leased assets	7	129
Net lease expense	$229	$289

At March 31, 2023, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
Remaining in 2023	$682	$—	$682
2024	593	—	593
2025	222	—	222
2026	11	—	11
2027	—	—	—
Thereafter	—	—	—
Total undiscounted future minimum lease payments	1,508	—	1,508
Less: Imputed interest	(96)	—	(96)
Present value of lease liabilities	$1,412	$—	$1,412

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (months)
Operating leases	23	25
Financing leases	—	9

Weighted average discount rate
Operating leases	3.70%	3.79%
Financing leases	—%	3.27%

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
There were no other cash or non-cash related activities during the three months ended March 31, 2023 and 2022.

Capital lease amortization expenses are included in depreciation expense in our Unaudited Condensed Consolidated Statements of Comprehensive Loss. See Note 7 of these Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding depreciation expense, Note 11 for information regarding commitments related to long-term debt, and Note 14 for information regarding commitments related to regulatory actions.

Subleases

We previously leased and occupied office space in which we no longer operate. Effective October 1, 2022, this office space is now subleased to a third-party. This sublease is effective from October 1, 2022 through July 31, 2025, with no option to extend. During the three months ended March 31, 2023, we recognized $33,000 of income related to this sublease, exclusive of the lease expense associated with the original lease. During the year ended December 31, 2022, we recognized $297,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Additionally, as a result of the sublease, we evaluated our right-of-use asset associated with the original lease for impairment, using the undiscounted cash flows from the sublease. During the year ended December 31, 2022, we recognized impairment of $175,000, which was recognized in the results of our personal lines operating segment.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of March 31, 2022, we have received $5,718,000 from the Internal Revenue Service related to this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recorded the recognition of this gain contingency, except for what has already been received and what was received after the balance sheet date prior to finalizing our results for the quarter, prior to settlement of the underlying event.

While we believe the likelihood of the refund approval being reversed is low, a loss contingency to the extent of the refunds received and recognized is present. We will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

13)    ALLOWANCE FOR EXPECTED CREDIT LOSSES
We are exposed to credit losses primarily through four different pools of assets based on similar risk characteristics: premiums receivable for direct written business; reinsurance recoverables from ceded losses to our reinsurers; our investment holdings; and our notes receivable. We estimate the expected credit losses based on historical trends, credit ratings assigned to reinsurers by rating agencies, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts over its expected life. Changes in the relevant information may significantly affect the estimates of expected credit losses.

The allowance for credit losses is deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

The following tables summarize our allowance for expected credit losses by pooled asset for the three months ended March 31, 2023 and 2022:

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

March 31, 2023	December 31, 2022	Provision for expected credit losses	Write-offs	March 31, 2023
Premiums Receivable	$32	$(34)	$29	$27
Reinsurance Recoverables	333	(183)	—	150
Total	$365	$(217)	$29	$177

March 31, 2022	December 31, 2021	Provision for expected credit losses	Write-offs	March 31, 2022
Premiums Receivable	$16	$(14)	$10	$12
Reinsurance Recoverables	58	22	—	80
Total	$74	$8	$10	$92

14)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Effective June 1, 2022, our insurance subsidiaries JIC and ACIC were merged, with ACIC being the surviving entity. Effective May 31, 2022, our former insurance subsidiaries UPC and FSIC were merged, with UPC being the surviving entity. Both UPC and ACIC are domiciled in Florida, while IIC is domiciled in New York. At March 31, 2023, and during the three months then ended, ACIC and IIC met all regulatory requirements of the states in which they operate. As of December 31, 2022, UPC was determined to be insolvent and effective February 27, 2023 was placed into receivership by the DFS.

During 2023, we received an assessment notice from the Florida Insurance Guaranty Association (FIGA). This assessment will be 0.7% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency. This assessment is in addition to the 1.3% assessment, described below, and is recoupable from policyholders. During 2022, we received an assessment notice from FIGA. This assessment will be 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency.

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

The state laws of Florida and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiaries' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements. Additionally, in connection with our former subsidiary UPC's plan for run off, IIC has agreed to not pay ordinary dividends without prior approval of the New York Department of Financial Services until January 1, 2025.

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the three months ended March 31, 2023 and 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

	Three Months Ended March 31,
	2023	2022
ACIC(1)	18,230	6,110
IIC	(2,203)	(3,985)
Total	$16,027	$2,125
(1) ACIC results are inclusive of JIC as these entities were merged effective June 1, 2022.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At March 31, 2023, we met these requirements. The table below details the amount of surplus as regards policyholders for each of our regulated entities at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
ACIC(1)	101,811	77,511
IIC	23,966	26,152
Total	$125,777	$103,663
(1) ACIC results are inclusive of JIC as these entities were merged effective June 1, 2022.

15)    ACCUMULATED OTHER COMPREHENSIVE LOSS

We report changes in other comprehensive income (loss) items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2022	$(33,041)	$2,094	$(30,947)
Changes in net unrealized losses on investments	5,574	(315)	5,259
Reclassification adjustment for realized losses	(1,260)	315	(945)
Impact of deconsolidation of discontinued operations	$(3)	$1,007	$1,004
March 31, 2023	$(28,730)	$3,101	$(25,629)

16)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023		2022
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$—	$—	$0.06	$2,589

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of March 31, 2023, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of UIHC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
See Note 17 in these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding stock-based compensation activity.

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

The following table presents our total stock-based compensation expense:

	Three Months Ended March 31,
	2023	2022
Employee stock-based compensation expense
Pre-tax	$309	$390
Post-tax (1)	244	308
Director stock-based compensation expense
Pre-tax	26	62
Post-tax (1)	21	49
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $1,709,000 of unrecognized stock compensation expense at March 31, 2023 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 1.8 years. We had approximately $10,000 of unrecognized director stock-based compensation expense at March 31, 2023 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.1 years.

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

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2023, 2022, and 2021 awards.

We did not grant any shares of restricted common stock during the three month period ended March 31, 2023. We granted 114,866 shares of restricted common stock during the three month period ended March 31, 2022, which had a weighted-average grant date fair value of $3.59 per share.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	714,239	$2.73
Granted	—	—
Less: Forfeited	856	3.59
Less: Vested	44,457	4.40
Outstanding as of March 31, 2023	668,926	$2.62

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2023	2022
Expected annual dividend yield	—%	—%
Expected volatility	—%	49.66%
Risk-free interest rate	—%	2.92%
Expected term	N/A	6 years

The expected annual dividend yield for our options granted during 2022 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

We did not grant any stock options during the three month periods ended March 31, 2023 and 2022.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,250,685	$3.71	7.66	$—
Granted	—	—	—	—
Less: Forfeited	—	—	—	—
Less: Expired	161,925	3.05	—	—
Less: Exercised	—	—	—	—
Outstanding as of March 31, 2023	1,088,760	$3.81	8.55	$451

Vested as of March 31, 2023(1)	532,797	$7.26	7.79	$112
Exercisable as of March 31, 2023	270,861	$6.57	7.89	$112
(1) The vested shares are calculated based on all vested shares at March 31, 2023, inclusive of those that have since expired. The weighted average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value is calculated based on only vested shares that are outstanding and exercisable at March 31, 2023.

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

On April 19, 2023, United Insurance Holding Corp.'s (the "Company") subsidiary, American Coastal Insurance Company ("ACIC") entered into a Memorandum of Understanding (the "Memorandum") with the Florida Department of Financial Services, Division of Rehabilitation and Liquidation (the "DFS") as receiver of the Company's former subsidiary, United Property & Casualty Insurance Company ("UPC") related to the Reinsurance Allocation Agreement (the "Allocation Agreement") by and between ACIC and UPC.

UNITED INSURANCE HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
The Allocation Agreement, effective on June 1, 2022, and approved by the Florida Office of Insurance Regulation (the "FLOIR") on December 5, 2022, describes the manner in which reinsurance recoveries under shared reinsurance agreements are allocated between ACIC and UPC. Under the terms of the Memorandum, ACIC and the DFS as receiver of UPC have reached the following agreement:

1.The DFS adopts, ratifies and affirms the Allocation Agreement.
2.All future reinsurance recoverable under reinsurance agreements applicable to the Allocation Agreement for Hurricane Ian losses shall be paid, either directly from the reinsurers, or directly from the reinsurance intermediary responsible therefor, to ACIC. If a true up adjustment demonstrates that any future reinsurance recoveries were over-collected by ACIC, ACIC will remit any over-payment to UPC.

On May 15, 2023, the Company, together with it's subsidiary, ACIC, entered into a Tax Memorandum of Understanding (the "Tax Memorandum") with the DFS as receiver of the Company's former subsidiary, UPC. On February 27, 2023, UPC entered into receivership with the DFS as receiver. As of March 31, 2023, in accordance with the various reinsurance allocation agreements including the Allocation Agreement described above, the Company is due approximately $38,352,000 of net reinsurance recoveries received by UPC on behalf of the Company but not settled prior to receivership. In addition, in April ACIC paid reinsurance premiums on behalf of UPC totaling $12,929,000. The Company and the DFS believe that an opportunity exists to settle these balances via the realization of certain deferred tax assets of the Company's consolidated Federal and Florida tax returns to which ACIC and UPC belong. UPC holds certain deferred tax assets that are believed to be on no value to UPC on a stand-alone basis. However, ACIC and the Company have the opportunity, subject to certain conditions such as continuing and adequate profitability, to realize these assets. Under the terms of the Tax Memorandum, the Company, ACIC and the DFS as receiver of UPC have reached the following agreement:

1.The parties agree to cooperate with one another to achieve realization of the deferred tax assets;

2.The parties agree to deposit the funds that are or may be due to UPC pursuant to the Tax Allocation Agreement into a segregated account held by ACIC that will serve as collateral for any amount payable from or to UPC;

3.The parties agree that the Federal Income Tax Allocation Agreement entered into prior to UPC’s receivership is ratified and accepted by all parties;

4.The parties agree to an annual “true up” of the allocation of the disputed recoveries to the extent that such recoveries were not allocated correctly according to the Reinsurance Allocation Agreement;

5.In the event that ACIC, UIHC, or any of their affiliates make a claim or file a proof of claim in the UPC estate, the reviewed, approved, and/or adjudicated claim shall be reduced by the amount of (a) any tax benefit collectively received by ACIC, UIHC, or any of their affiliates as well as (b) any money withdrawn from the DTA Account for the benefit of any entity other than UPC; and

6.In the event that the benefit received by the Company is greater than the disputed recoveries, the difference shall be paid to DFS as receiver of UPC.

The Tax Memorandum allows the Company to secure amounts due from UPC to ACIC provided the Internal Revenue Service does not object to the Company utilizing UPC's net operating loss carry-forward against its future taxable income.

UNITED INSURANCE HOLDINGS CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

EXECUTIVE SUMMARY

Overview

    United Insurance Holdings Corp. (referred to in this document as we, our, us, the Company or UIHC) is a holding company primarily engaged in commercial and personal property and casualty insurance business with investments in the United States. We conduct our business principally through our two wholly-owned insurance subsidiaries: American Coastal Insurance Company (ACIC); and Interboro Insurance Company (IIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “United Insurance Holdings,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida and New York. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UIHC to write profitable business in such areas. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, during 2022 we wrote personal residential business in six other states, however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services, which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, can be seen in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements above.

On August 25, 2022, we announced that our former subsidiary UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entail non-renewing personal lines policies in these states. Additionally, we announced that Demotech, Inc. (Demotech), an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the Florida Office of Insurance Regulation ("FLOIR") issued Consent Order No. 303643-22- CO that provided for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provided formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. Additionally, in connection with the Plan, IIC agreed to not pay ordinary dividends without the prior approval of the New York Department of Financial Services until January 1, 2025. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the Florida Department of Financial Services (the "DFS") which divested our ownership of UPC.

Our Company, together with its former subsidiary, UPC and wholly-owned subsidiary United Insurance Management, L.C. (UIM), entered into a Renewal Rights Agreement (Southeast Renewal Agreement), dated as of December 30, 2021 with Homeowners Choice Property and Casualty Insurance Company, Inc. (HCPCI), pursuant to which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Georgia, South Carolina and North Carolina. The transfer of policies is subject to regulatory approval. Effective June 1, 2022, we began transitioning South Carolina policies to HCPCI. The sale was consummated on December 30, 2021.

Effective June 1, 2022, we entered into a quota share reinsurance agreement with TypTap Insurance Company (Typtap) in connection with the Southeast Renewal Agreement. Under the terms of this agreement, we ceded 100% of our former subsidiary UPC's in-force, new, and renewal policies in the states of Georgia, North Carolina, and South Carolina. This agreement replaces the 85% quota share agreement with HCPCI effective December 31, 2021. Also effective June 1, our third-party quota share reinsurance agreements were renewed to exclude these states. We will no longer retain any risk associated with these states.

Our Company, together with its former subsidiary UPC and wholly-owned subsidiary UIM, entered into a Renewal Rights Agreement (Northeast Renewal Agreement), dated as of January 18, 2021 with HCPCI and HCI Group, Inc. (HCI), pursuant to

UNITED INSURANCE HOLDINGS CORP.

which our Company, UPC and UIM agreed to sell, and HCPCI agreed to purchase, the renewal rights to UPC’s personal lines homeowners business in Connecticut, Massachusetts, New Jersey and Rhode Island. The transfer of all states was completed as of June 30, 2022.

Effective June 1, 2021, we entered into a quota share reinsurance agreement with HCPCI and TypTap in connection with the Northeast Renewal Agreement. Under the terms of this agreement, we ceded 100% of our former subsidiary UPC's in-force, new, and renewal policies in the states of Connecticut, New Jersey, Massachusetts, and Rhode Island. The cession of these policies is 50% to HCPCI and 50% to TypTap.

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

As a result of the receivership of our former subsidiary UPC by the DFS effective February 27, 2022, our policies in-force decreased by 51.3% from 48,152 policies in-force at March 31, 2022 to 23,473 policies in-force at March 31, 2023.

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of United Insurance Holdings. In evaluating our results of operations, we use premiums written and earned, policies in-force and new and renewal policies by geographic concentration. We also consider the impact of catastrophe losses and prior year development on our loss ratios, expense ratios and combined ratios. In monitoring our investments, we use credit quality, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification and portfolio duration. To evaluate our financial condition, we consider our liquidity, financial strength, ratings, book value per share and return on equity.

UNITED INSURANCE HOLDINGS CORP.

2023 Highlights

	Three Months Ended March 31,
	2023	2022

Gross premiums written	$187,123	$142,414
Gross premiums earned	144,476	122,733
Net premiums earned	87,324	57,746
Total revenues	104,047	117,361
Earnings from continuing operations, before income tax	40,428	5,627
Income (loss) from discontinued operations, net of tax	230,305	(37,904)
Consolidated net income (loss) attributable to UIHC	260,878	(33,172)
Net income (loss) available to UIHC stockholders per diluted share
Continuing Operations	$0.70	$0.11
Discontinued Operations	5.29	(0.88)
Total	$5.99	$(0.77)

Reconciliation of net income (loss) to core income (loss):
Plus: Non-cash amortization of intangible assets	$812	$812
Less: Income (loss) from discontinued operations, net of tax	230,305	(37,904)
Less: Realized losses on investment portfolio	(83)	37
Less: Unrealized gains (losses) on equity securities	474	(770)
Less: Net tax impact (1)	88	324
Core income (loss) (2)	30,906	5,953
Core income (loss) per diluted share(2)	$0.71	$0.14

Book value per share	$1.93	$(4.21)
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

UNITED INSURANCE HOLDINGS CORP.

Consolidated Net Income (Loss)

	Three Months Ended March 31,
	2023	2022
REVENUE:
Gross premiums written	$187,123	$142,414
Change in gross unearned premiums	(42,647)	(19,681)
Gross premiums earned	144,476	122,733
Ceded premiums earned	(57,152)	(64,987)
Net premiums earned	87,324	57,746
Net investment income	2,589	1,404
Net realized investment gains (losses)	(83)	37
Net unrealized gains (losses) on equity securities	474	(770)
Management fee income	9,668	50,206
Other revenue	4,075	8,738
Total revenue	104,047	117,361
EXPENSES:
Losses and loss adjustment expenses	19,073	32,518
Policy acquisition costs	26,927	52,152
Operating expenses	5,651	10,603
General and administrative expenses	9,837	15,435
Interest expense	2,719	2,359
Total expenses	64,207	113,067
Income before other income	39,840	4,294
Other income	588	1,333
Income before income taxes	40,428	5,627
Provision for income taxes	9,855	980
Net income from continuing operations, net of tax	$30,573	$4,647
Income (loss) from discontinued operations, net of tax	230,305	(37,904)
Net income (loss)	$260,878	$(33,257)
Less: Net loss attributable to noncontrolling interests	—	(85)
Net income (loss) attributable to UIHC	$260,878	$(33,172)
Earnings available to UIHC common stockholders per diluted share	$5.99	$(0.77)
Book value per share	$1.93	$(4.21)
Return on equity based on GAAP net income (loss)	NM	(41.7)%
Loss ratio, net (1)	21.9%	56.3%
Expense ratio (2)	48.6%	135.4%
Combined ratio (3)	70.5%	191.7%
Effect of current year catastrophe losses on combined ratio	3.5%	11.4%
Effect of prior year development on combined ratio	(3.6)%	(5.3)%
Underlying combined ratio (4)	70.6%	185.6%
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

UNITED INSURANCE HOLDINGS CORP.

Definitions of Non-GAAP Measures

We believe that investors' understanding of UIHC's performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

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

Net income (loss) excluding the effects of amortization of intangible assets, income (loss) from discontinued operations, realized gains (losses) and unrealized gains (losses) on equity securities, net of tax (core income (loss)) is a non-GAAP measure, which is computed by adding amortization, net of tax, to net income (loss) and subtracting income (loss) from discontinued operations, net of tax, realized gains (losses) on our investment portfolio, net of tax, and unrealized gains (losses) on our equity securities, net of tax, from net income (loss). Amortization expense is related to the amortization of intangible assets acquired, including goodwill, through mergers and therefore the expense does not arise through normal operations. Investment portfolio gains (losses) and unrealized equity security gains (losses) vary independent of our operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net income (loss). The core income (loss) measure should not be considered a substitute for net loss and does not reflect the overall profitability of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2023, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2022. We have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

UNITED INSURANCE HOLDINGS CORP.

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2023 COMPARED TO DECEMBER 31, 2022

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $372,721,000 at March 31, 2023, compared to $340,905,000 at December 31, 2022.

The following table summarizes our investments, by type:

	March 31, 2023		December 31, 2022
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$3,409	0.9%	$2,385	0.7%
Foreign government	991	0.3%	991	0.3%
States, municipalities and political subdivisions	28,582	7.7%	26,895	7.9%
Public utilities	7,820	2.1%	7,694	2.3%
Corporate securities	85,723	23.0%	83,343	24.3%
Mortgage-backed securities	56,002	15.0%	56,115	16.5%
Asset-backed securities	28,206	7.6%	27,259	8.0%
Total fixed maturities	210,733	56.6%	204,682	60.0%
Mutual funds	16,181	4.3%	15,657	4.6%
Total equity securities	16,181	4.3%	15,657	4.6%
Other investments	3,550	1.0%	3,675	1.1%
Total investments	230,464	61.9%	224,014	65.7%
Cash and cash equivalents	92,586	24.8%	70,903	20.8%
Restricted cash	49,671	13.3%	45,988	13.5%
Total cash, cash equivalents, restricted cash and investments	$372,721	100.0%	$340,905	100.0%

UNITED INSURANCE HOLDINGS CORP.

We classify all of our fixed-maturity investments as available-for-sale. Our investments at March 31, 2023 and December 31, 2022 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the financial, utilities and industrial sectors or mutual funds. At March 31, 2023, approximately 79.6% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 20.4% were corporate bonds rated “BBB” or "BB".

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

During the second quarter of 2022, we placed our reinsurance program for the 2022 hurricane season. We purchased catastrophe excess of loss reinsurance protection up to an exhaustion point of approximately $2,500,000,000 in the aggregate, including coverage related to our former insurance subsidiary, UPC. The treaties reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes and tropical storms. The agreements became effective as of June 1, 2022, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF) and coverage required under the Reinsurance to Assist Policyholders Program (RAP Program). The FHCF and RAP Program covers Florida risks only and we participate at 90%. Under our core catastrophe excess of loss treaty, retention on a first and second event is $16,400,000. During the third quarter, one of our reinsurers participating on the $25,000,000 excess of $20,000,000 layer of the core catastrophe program exercised a contractual right to terminate their participation due to Demotech's downgrade of UPC's Financial Stability Rating. We were unsuccessful in replacing this coverage in the open market so our captive reinsurer, UPC Re, stepped into the $25,000,000 excess of $20,000,000 layer which was subsequently impacted by Hurricane Ian resulting in an additional retained loss of $20,100,000 million. The exhaustion point of IIC's catastrophe reinsurance program is approximately $200,000,000 in the aggregate, with a retention of $3,000,000 per occurrence, covering all perils.

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Ian, all of which is attributable to ACIC only. After reinstatement premiums of approximately $15.4 million, the Company, with its former subsidiary UPC has approximately $993 million of aggregate limit remaining after Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

Effective January 1, 2023, we renewed our all other perils (AOP) catastrophe excess of loss agreement. The agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $101,000,000.

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

UNITED INSURANCE HOLDINGS CORP.

The table below outlines our quota share agreements in effect for the three months ended March 31, 2023 and 2022.

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
(4) This treaty provides coverage on non-catastrophe losses on policies in-force on the effective date of the agreement.
(5) Cessions are split 50% to HCPCI and 50% to TypTap.

Reinsurance costs as a percentage of gross earned premium during the three month periods ended March 31, 2023 and 2022 were as follows:

	2023	2022
Three Months Ended March 31,
Non-at-Risk	(0.5)%	(0.6)%
Quota Share	(6.1)%	(15.6)%
All Other	(33.0)%	(36.8)%
Total Ceding Ratio	(39.6)%	(53.0)%

Reinsurance costs as a percent of gross earned premium for our personal residential property and casualty insurance policies (personal lines) and commercial residential property and casualty insurance policies (commercial lines) operating segments during the three month periods ended March 31, 2023 and 2022 were as follows:

	Personal		Commercial
	2023	2022	2023	2022
Three Months Ended March 31,
Non-at-Risk	(1.6)%	(1.2)%	(0.4)%	(0.5)%
Quota Share	—%	—%	(6.7)%	(17.8)%
All Other	(28.8)%	(18.2)%	(33.3)%	(39.4)%
Total Ceding Ratio	(30.4)%	(19.4)%	(40.4)%	(57.7)%

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

UNITED INSURANCE HOLDINGS CORP.

the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended March 31,
	2023	2022
Quota Share	$(12,243)	$(23,128)
Excess-of-loss	(19,295)	(5,507)
Equipment, identity theft, and cyber security	(820)	(746)
Ceded premiums written	$(32,358)	$(29,381)
Change in ceded unearned premiums	(24,794)	(35,606)
Ceded premiums earned	$(57,152)	$(64,987)

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our personal lines and commercial lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

Personal Lines Operating Segment

	Three Months Ended March 31,
	2023	2022
Excess-of-loss	(995)	353
Equipment, identity theft, and cyber security	(290)	(168)
Ceded premiums written	$(1,285)	$185
Change in ceded unearned premiums	(2,493)	(3,150)
Ceded premiums earned	$(3,778)	$(2,965)

Commercial Lines Operating Segment Impact

	Three Months Ended March 31,
	2023	2022
Quota Share	$(12,243)	$(23,128)
Excess-of-loss	(18,300)	(5,860)
Equipment, identity theft, and cyber security	(530)	(578)
Ceded premiums written	$(31,073)	$(29,566)
Change in ceded unearned premiums	(22,301)	(32,456)
Ceded premiums earned	$(53,374)	$(62,022)

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	3	3,071	3.5%	3	6,555	11.4%
Total	3	$3,071	3.5%	3	$6,555	11.4%
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

Personal Lines Operating Segment

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	3	974	11.2%	3	3,450	28.0%
Total	3	$974	11.2%	3	$3,450	28.0%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

Commercial Lines Operating Segment

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	1	2,097	2.7%	3	3,105	6.8%
Total	1	$2,097	2.7%	3	$3,105	6.8%
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

Unpaid losses and LAE totaled $748,365,000 and $842,958,000 as of March 31, 2023 and December 31, 2022, respectively. Of this total, $727,320,000 and $816,489,000, respectively, is related to our commercial lines operating segment. The remaining $21,045,000 and $26,469,000, respectively, is related to our personal lines operating segment. On a consolidated basis, this balance has decreased from year end as we continue to settle claims related to Hurricane Ian which made landfall in the third quarter of 2022.

Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability

UNITED INSURANCE HOLDINGS CORP.

will likely differ from these estimates. We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments as necessary.

See Note 10 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our losses and loss adjustments.

Inflation

During the fourth quarter of 2021, the United States began experiencing an increase in the rate of inflation. During the first half of 2022, inflation hit 8.6%, its highest level since 1981, impacting all industries. Premium rates charged to policyholders are typically developed several months prior to implementation, using market information available at the time of the filing. While we attempt to charge adequate premium rates to combat increased costs, during periods of high inflation, we may not have included the negative impact to loss and loss adjustment expenses into our projections, resulting in premium rates that may not be sufficient. In addition, we may be limited in our ability to raise premium rates due to regulatory restrictions. As a result of the inflation during 2023, higher loss and loss adjustment expenses have had a negative impact on our results of operations during the three months ended March 31, 2023.

In response to inflation, the Federal Reserve has also increased interest rates which may negatively affect the market value of our investment portfolio and our rate of return on investments. Management monitors and responds to the inflationary pressure and changing interest rate environment for potential long-term material impacts to our investment portfolio and results of operations.

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2023 AND 2022

Net income attributable to UIHC for the three months ended March 31, 2023 increased $294,050,000, or 886.4%, to net income of $260,878,000 for the first quarter of 2023 from a net loss of $33,172,000 for the same period in 2022. Drivers of net income from continuing operations during the three months ended March 31, 2023 include increased gross premiums earned, decreased loss and LAE driven by decreased non-catastrophe losses, and decreases across policy acquisition costs, operating and underwriting expenses and general and administrative expenses, the details of which are described below. In addition to continuing operations, we recognized income from discontinued operations of $230,305,000, driven by the deconsolidation of UPC.

Revenue

Our gross written premiums increased $44,709,000, or 31.4%, to $187,123,000 for the first quarter ended March 31, 2023 from $142,414,000 for the same period in 2022. This increase was driven primarily by an increase in our commercial premiums written, as we focus on transitioning towards a specialty commercial lines underwriter. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by state and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$176,611	$125,764	$50,847
Texas	(9)	1,986	(1,995)
New York	10,482	14,450	(3,968)
South Carolina	—	93	(93)
Total direct written premium by state	187,084	142,293	44,791
Assumed premium (2)	39	121	(82)
Total gross written premium by state	$187,123	$142,414	$44,709

Gross Written Premium by Line of Business
Personal property	$10,482	$14,450	$(3,968)
Commercial property	176,641	127,964	48,677
Total gross written premium by line of business	$187,123	$142,414	$44,709
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 and 2022 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended March 31,
New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	1,157	1,472	(315)
Texas	—	18	(18)
New York	6,137	9,952	(3,815)
South Carolina	—	1	(1)
Total	7,294	11,443	(4,149)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

In connection with the divestiture of our former subsidiary, UPC, our income statement was recast to present our results from continuing operations separately from the results of UPC. As a result, we have presented management fee income of $9,668,000 for the three months ended March 31, 2023, compared to $50,206,000 for the three months ended March 31, 2022. This decrease is attributable directly to the divestiture of UPC, as management fee income was earned by our subsidiary, United Insurance Management for the servicing of UPC policies. In 2023, UPC operated until receivership

UNITED INSURANCE HOLDINGS CORP.

effective February 27, 2023, compared to normal operation for the three months ended March 31, 2022. This income previously eliminated on a consolidated basis.

Expenses

Expenses for the three months ended March 31, 2023 decreased $48,860,000, or 43.2%, to $64,207,000 from $113,067,000 for the same period in 2022. The decrease in expenses was primarily due to a decrease in policy acquisition costs of $25,225,000 and decrease in loss and LAE of $13,445,000. Operating and underwriting expenses and general and administrative expenses also decreased $4,952,000 and $5,598,000 in the first quarter of 2023 compared to the first quarter of 2022.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Net loss and LAE	$19,073	$32,518	$(13,445)
% of Gross earned premiums	13.3%	26.5%	(13.2) pts
% of Net earned premiums	21.9%	56.3%	(34.4) pts
Less:
Current year catastrophe losses	$3,071	$6,555	$(3,484)
Prior year reserve unfavorable development	(3,165)	(3,064)	(101)
Underlying loss and LAE (1)	$19,167	$29,027	$(9,860)
% of Gross earned premiums	13.3%	23.7%	(10.4) pts
% of Net earned premiums	21.9%	50.3%	(28.4) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Policy acquisition costs	$26,927	$52,152	$(25,225)
Operating and underwriting	5,651	10,603	(4,952)
General and administrative	9,837	15,435	(5,598)
Total Operating Expenses	$42,415	$78,190	$(35,775)
% of Gross earned premiums	29.4%	63.7%	(34.3) pts
% of Net earned premiums	48.6%	135.4%	(86.8) pts

Loss and LAE decreased by $13,445,000, or 41.3%, to $19,073,000 for the first quarter of 2023 from $32,518,000 for the first quarter of 2022. Loss and LAE expense as a percentage of net earned premiums decreased 34.4 points to 21.9% for the first quarter of 2023, compared to 56.3% for the first quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2023 would have been 13.3%, a decrease of 10.4 points from 23.7% during the first quarter of 2022.

Policy acquisition costs decreased by $25,225,000, or 48.4%, to $26,927,000 for the first quarter of 2023 from $52,152,000 for the first quarter of 2022, primarily due to decreases in agent commissions and policy administration fees, of $30,127,000, $2,836,000 respectively, which fluctuate in conjunction with the quarter-over-quarter decrease in personal lines gross written premium. This was partially offset by a $7,537,000 increase in external management fees incurred related to our commercial lines gross written premium during the first quarter of 2023, driven by increased written premium quarter-over-quarter.

UNITED INSURANCE HOLDINGS CORP.

Operating and underwriting expenses decreased by $4,952,000, or 4.7%, to $5,651,000 for the first quarter of 2023 from $10,603,000 for the first quarter of 2022, driven by a decrease in investments in technology of $2,244,000 and decreased underwriting expenses of $2,179,000 as a result of the decrease in personal lines premiums shown in the table above.

General and administrative expenses decreased by $5,598,000, or 36.3%, to $9,837,000 for the first quarter of 2023 from $15,435,000 for the first quarter of 2022, driven by the a decrease in salary related expenses of $5,667,000, driven by decreased headcount quarter-over-quarter.

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the three months ended March 31, 2023 increased $9,419,000, or 198.6%, to pre-tax income of $4,677,000 for the first quarter of 2023 from a pre-tax loss of $4,742,000 for the same period in 2022. The change in pretax earnings was primarily driven by a decrease in gross written premiums quarter-over-quarter as described below. Expenses decreased quarter-over-quarter, driven by decreased loss & LAE, policy acquisition costs, and operating expenses. These decreases were partially offset by an increase in general and administrative expenses quarter-over-quarter. The details of the change in these expenses are described below.

Revenue

Our gross written premiums attributable to our personal lines operating segment decreased $3,968,000, or 27.5%, to $10,482,000 for the first quarter ended March 31, 2023 from $14,450,000 for the same period in 2022. This decrease was driven primarily by a decreae in assumed premiums, driven by the termination of our quota share agreement between our former subsidiary, UPC and IIC effective December 31, 2022. The change in personal lines direct written and assumed premiums and new and renewal premiums of the personal lines operating segment quarter-over-quarter can be seen below.

($ in thousands, policies in ones)	Three Months Ended March 31,
	2023	2022	Change

Direct Written Premium	$10,482	$4,684	$5,798
Assumed Premiums	—	9,766	(9,766)
Total gross written premium	$10,482	$14,450	$(3,968)

New and Renewal Policies (1)	6,137	9,952	(3,815)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the quarter.

In connection with the divestiture of our former subsidiary, UPC, our income statement was recast to present our results from continuing operations separately from the results of UPC. As a result, we have presented management fee income of $9,668,000 for the three months ended March 31, 2023, compared to $50,206,000 for the three months ended March 31, 2022. This decrease is attributable directly to the divestiture of UPC, as management fee income was earned by our subsidiary, United Insurance Management for the servicing of UPC policies. In 2023, UPC operated until receivership effective February 27, 2023, compared to normal operation for the three months ended March 31, 2022. This income previously eliminated on a consolidated basis.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our personal lines operating segment for the three months ended March 31, 2023 decreased $56,700,000, or 74.6%, to $19,315,000 from $76,015,000 for the same period in 2022. The decrease in expenses is attributable to a decrease in policy acquisition costs, as well as decreased loss and LAE driven by decreased non-catastrophe losses, operating expenses and general and administrative expenses. The details of these changes are described below.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Net loss and LAE	$5,172	$18,404	$(13,232)
% of Gross earned premiums	41.6%	120.5%	(78.9) pts
% of Net earned premiums	59.7%	149.6%	(89.9) pts
Less:
Current year catastrophe losses	$974	$3,450	$(2,476)
Prior year reserve (favorable) development	(395)	(1,261)	866
Underlying loss and LAE (1)	$4,593	$16,215	$(11,622)
% of Gross earned premiums	36.9%	106.2%	(69.3) pts
% of Net earned premiums	52.9%	131.8%	(78.9) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Policy acquisition costs	$1,761	$35,474	$(33,713)
Operating and underwriting	5,431	9,403	(3,972)
General and administrative	6,951	12,734	(5,783)
Total Operating Expenses	$14,143	$57,611	$(43,468)
% of Gross earned premiums	113.7%	377.3%	(263.6) pts
% of Net earned premiums	163.2%	468.3%	(305.1) pts

Loss and LAE attributable to our personal lines operating segment decreased by $13,232,000, or 71.9%, to $5,172,000 for the first quarter of 2023 from $18,404,000 for the first quarter of 2022. Loss and LAE expense as a percentage of net earned premiums decreased 89.9 points to 59.7% for the first quarter of 2023, compared to 149.6% for the first quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2023 would have been 36.9%, a decrease of 69.3 points from 106.2% during the first quarter of 2022.

Policy acquisition costs attributable to our personal lines operating segment decreased by $33,713,000, or 95.0%, to $1,761,000 for the first quarter of 2023 from $35,474,000 for the first quarter of 2022, primarily due to a decrease in agent commissions and policy administration fees of $27,763,000, $2,848,000, respectively, which fluctuate in conjunction with the quarter-over-quarter decrease in personal lines gross written premium. In addition reinsurance commissions decreased $2,530,000, driven by the termination of the quota share agreement between our former subsidiary UPC and IIC.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $3,972,000, or 42.2%, to $5,431,000 for the first quarter of 2023 from $9,403,000 for the first quarter of 2022, due to decreased investments in technology of $2,041,000 in 2023 and decreased underwriting expenses of $1,588,000 as the result of the decrease in premiums written described above.

General and administrative expenses attributable to our personal lines operating segment decreased by $5,783,000, or 45.4%, to $6,951,000 for the first quarter of 2023 from $12,734,000 for the first quarter of 2022, driven by a $5,640,000 decrease in salary related expenses as a result of lower headcount quarter-over-quarter.

UNITED INSURANCE HOLDINGS CORP.

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the three months ended March 31, 2023 increased $27,337,000, or 236.0%, to pre-tax income of $38,919,000 for the first quarter of 2023 from pre-tax income of $11,582,000 for the same period in 2022. The change in earnings was primarily driven by increased gross written premiums quarter-over-quarter, and decreased operating and underwriting expenses. This was partially offset by increased policy acquisition costs quarter-over-quarter. The details of these changes are described below.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $48,677,000, or 38.0%, to $176,641,000 for the first quarter ended March 31, 2023 from $127,964,000 for the same period in 2022. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and transitioning towards a specialty commercial lines underwriter. The breakdown of the commercial lines operating segment quarter-over-quarter changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$176,611	$125,764	$50,847
Texas	(9)	1,986	(1,995)
South Carolina	—	93	(93)
Total direct written premium by state	176,602	127,843	48,759
Assumed premium (2)	39	121	(82)
Total gross written premium by state	$176,641	$127,964	$48,677
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended March 31,
New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	1,157	1,472	(315)
Texas	—	18	(18)
South Carolina	—	1	(1)
Total	1,157	1,491	(334)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our commercial lines operating segment for the three months ended March 31, 2023 increased $7,696,000, or 22.5%, to $41,917,000 from $34,221,000 for the same period in 2022. The increase in expenses was primarily due to an increase in policy acquisition costs of $8,488,000 in the first quarter of 2023 compared to the first quarter of 2022. This was partially offset by a $1,012,000 decrease in policy acquisition costs. The details of these changes can be seen below.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Net loss and LAE	$13,901	$14,114	$(213)
% of Gross earned premiums	10.5%	13.1%	(2.6) pts
% of Net earned premiums	17.7%	31.1%	(13.4) pts
Less:
Current year catastrophe losses	$2,097	$3,105	$(1,008)
Prior year reserve (favorable) development	(2,770)	(1,803)	(967)
Underlying loss and LAE (1)	$14,574	$12,812	$1,762
% of Gross earned premiums	11.0%	11.9%	(0.9) pts
% of Net earned premiums	18.5%	28.2%	(9.7) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Policy acquisition costs	$25,166	$16,678	$8,488
Operating and underwriting	96	1,109	(1,013)
General and administrative	2,754	2,320	434
Total Operating Expenses	$28,016	$20,107	$7,909
% of Gross earned premiums	21.2%	18.7%	2.5 pts
% of Net earned premiums	35.6%	44.2%	(8.6) pts

Loss and LAE attributable to our commercial lines operating segment decreased by $213,000, or 1.5%, to $13,901,000 for the first quarter of 2023 from $14,114,000 for the first quarter of 2022. Loss and LAE expense as a percentage of net earned premiums decreased 13.4 points to 17.7% for the first quarter of 2022, compared to 31.1% for the first quarter of 2021. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2022 would have been 11.0%, a decrease of 0.9 points from 11.9% during the first quarter of 2022.

Policy acquisition costs attributable to our commercial lines operating segment increased by $8,488,000, or 50.9%, to $25,166,000 for the first quarter of 2023 from $16,678,000 for the first quarter of 2022, driven by increases in external management fees of $7,537,000, as a result of increased gross written premiums quarter-over-quarter. In addition ceding commission income related to our quota share reinsurance agreements decreasing $3,506,000, driven by the non-renewal of agreements at the end of 2022. These increases were partially offset by decreased agent commission expenses of $2,363,000.

Operating and underwriting expenses attributable to our commercial lines operating segment decreased by $1,013,000, or 91.3%, to $96,000 for the first quarter of 2023 from $1,109,000 for the first quarter of 2022, driven by a $591,000 decrease in underwriting expenses quarter-over-quarter, decreased allocations of expenses for investments in technology of $196,000, and a decrease in expense related to our credit allowance reserve of $208,000.

General and administrative expenses attributable to our commercial lines operating segment increased by $434,000, or 18.7%, to $2,754,000 for the first quarter of 2023 from $2,320,000 for the first quarter of 2022, driven by a $433,000 increase in allocated external professional services costs for the first quarter of 2023 compared to the same period in 2022.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 14 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

During the three months ended March 31, 2023, the Company made no capital contributions to its subsidiaries. During the three months ended March 31, 2022, the Company made capital contributions of $8,000,000 each to our former insurance subsidiaries, UPC and FSIC. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

As described in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements above, substantial doubt exists about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these unaudited condensed consolidated interim financial statements are issued. No adjustments have been made that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited condensed consolidated interim financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•Working with the DFS to achieve a fair and equitable solution regarding reinsurance recoverables held by UPC that management believes are due to ACIC;
•Providing additional information to our rating agencies for the affirmation of the Company’s current financial ratings;
•Successfully renewing our catastrophe reinsurance programs for ACIC and IIC effective June 1, 2023; and
•Exploring raising additional capital for UIHC and ACIC, including in the form of surplus note contributions, to strengthen its statutory risk-based capital if necessary.

If the Company is unable to implement these actions, there is no assurance that the Company will be able to obtain the necessary amounts of additional capital to continue as a going concern. As of the date of this report we do not have any commitments from any source to provide such additional capital. Even if we are able to secure debt or equity financing, it may be unavailable in the amounts or time when we require. Furthermore, such financing would likely take the form of bank loans, surplus notes, private placement or public offering of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, surplus notes or other debt would increase our capital requirements and a possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

UNITED INSURANCE HOLDINGS CORP.

Cash Flows for the three months ended March 31, 2023 and 2022 (in millions)

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

During the three months ended March 31, 2023, we experienced cash outflows of $104,164,000 compared to cash outflows of $20,893,000 during the three months ended March 31, 2022. Net income for the period also increased $63,830,000, exclusive of the impact of the disposition of UPC, driving these inflows. This is offset by the deconsolidation of UPC in the first quarter of 2023. This resulted in changes in our unpaid loss and loss adjustment expenses, net of reinsurance recoverables on paid and unpaid losses, in 2022, as we no longer hold the UPC portion of this liability.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the three months ended March 31, 2023, net purchases of investments totaled $195,082,000 compared to net sales of investments of $70,134,000 during the three months ended March 31, 2022. This was partially offset by the disposition of $232,582,000 of cash held by UPC at the time of receivership.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the three months ended March 31, 2023, no cash was used in financing activities compared to $2,970,000 for the three months ended March 31, 2022. The decrease in outflow in 2023 can be attributed to no dividend payment being made in the first quarter of 2023. In addition, no repayments of borrowings were made in 2023 as we no longer hold the debt associated with our former subsidiary, UPC.

UNITED INSURANCE HOLDINGS CORP.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2023, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2022. We had no material changes in our market risk during the three months ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At March 31, 2023, the Company is involved in legal proceedings whereby on August 18, 2021, Jacqueline A. Miraglia v. United Insurance Holdings Corp., and United Property & Casualty Insurance Company was filed in the United States District Court for the District of Delaware alleging violations and damages arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and seeks damages in an unspecified amount. On September 27, 2022, venue was transferred to the United States District Court for the Middle District of Florida, Tampa Division. In November, 2022, the plaintiff filed an Amended Complaint styled Jacqueline A. Miraglia vs. United Insurance Holdings Corp., United Property & Casualty Insurance Company, and Skyway Claims Services, LLC, alleging violations arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967. The Company denies wrongdoing and believes that an unfavorable outcome is neither probable nor estimable.

UNITED INSURANCE HOLDINGS CORP.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

10.1	Renewal Rights Agreement, dated as of February 1, 2023, by and among United Property and Casualty Insurance Company and Slide Insurance Company. (included as Exhibit 10.1 to the Form 8-K filed on February 6, 2023, and incorporated herein by reference.)

10.2	Asset Purchase and Services Agreement, dated as of February 1, 2023, by and among United Insurance Management, L.C. and Slide Insurance Company. (included as Exhibit 10.2 to the Form 8-K filed on February 6, 2023, and incorporated herein by reference.)

10.3	Consent Order Appointing the Florida Department of Financial Services as Receiver of United Property & Casualty Insurance Company for Purposes of Liquidation, Injunction and Notice of Automatic Stay, dated as of February 27, 2023. (included as Exhibit 10.1 to the Form 8-K filed on February 28, 2023, and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

UNITED INSURANCE HOLDINGS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INSURANCE HOLDINGS CORP.

May 19, 2023	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

May 19, 2023	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)