Form 10-Q/A
period 2023-03-31
AMERICAN COASTAL INSURANCE Corp
filed 2023-08-21
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q/A
_______________________

(Amendment No. 1)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 001-35761
____________________
American Coastal Insurance Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-3241967
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

800 2nd Avenue S.		33701
St. Petersburg,	Florida
(Address of Principle Executive Offices)		(Zip Code)
727-895-7737
(Registrant's telephone number, including area code)
United Insurance Holdings Corp.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	ACIC	Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☑	Smaller reporting company	☑
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

EXPLANATORY NOTE

American Coastal Insurance Corporation (formerly known as United Insurance Holdings Corp.) (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q (the “Amended Report”) for the three months ended March 31, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on May 19, 2023 (the “Original Report”). The purpose of this Amended Report is to restate the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023 (the “First Quarter 2023 10-Q”). Except as described below, no other information included in the Original Report is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Form 10-Q.

Restatement Background

The Company has identified certain errors related to the reporting of the discontinued operations for the previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023, as included in the Original Report, which errors had the effect of understating the net income for the three months ended March 31, 2023 by approximately $6.4 million. These errors were discovered in the course of preparing the Company’s interim financial statements for the fiscal quarter ended June 30, 2023, and included errors in the Company’s accounting for income tax expense primarily relating to the deconsolidation of the Company’s former subsidiary, United Property & Casualty Insurance Company.

As a result, on August 17, 2023, the Company’s management determined that the Company’s previously issued unaudited condensed financial statements as of and for the quarterly periods ended March 31, 2023, should no longer be relied upon solely as a result of the above-described errors.

Restatement

This Amended Report includes restated unaudited interim financial information for the quarterly period ended March 31, 2023.

This Amended Report also amends and restates the following items included in the Original Report as appropriate to reflect the restatement and revision of the relevant periods: Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation; Part I — Item 4. Controls and Procedures; Part II — Item 1A. Risk Factors and Part II — Item 6. Exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amended Report currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed above and as further described in the Notes to the unaudited condensed consolidated financial statements, the Company has not modified or updated the disclosures presented in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Report.

Control Considerations

In connection with the restatement, management has reassessed the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, the Company identified a material weakness in its internal control over financial reporting due to a design deficiency in controls related to the review of significant unusual transactions, including the impact to income tax expense from those transactions, resulting in the conclusion by our principal executive officer and principal financial officer, that the internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2023. Management has begun to take steps towards remediating the material weakness in the Company’s internal control over financial reporting. For additional information related to the material weakness in internal control over financial reporting and the related remedial measures, see “Part II – Item 4. Controls and Procedures.”

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

UNITED INSURANCE HOLDINGS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Restated Financial Statements

Restated Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $239,473 and $237,735, respectively)	$210,733	$204,682
Equity securities	16,181	15,657
Other investments (amortized cost of $2,917 and $3,072, respectively)	3,550	3,675
Total investments	$230,464	$224,014
Cash and cash equivalents	92,586	70,903
Restricted cash	49,671	45,988
Total cash, cash equivalents and restricted cash	$142,257	$116,891
Accrued investment income	1,818	1,605
Property and equipment, net	4,723	5,293
Premiums receivable, net (credit allowance of $27 and $32, respectively)	48,120	39,301
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $150 and $333, respectively)	792,350	796,546
Ceded unearned premiums	65,702	90,496
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	59,897	52,369
Intangible assets, net	11,758	12,770
Other assets	17,476	3,920
Assets held for disposal	13,395	1,434,815
Total Assets	$1,447,436	$2,837,496
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$748,365	$842,958
Unearned premiums	301,625	258,978
Reinsurance payable on premiums	33,908	30,503
Payments outstanding	2,326	2,000
Accounts payable and accrued expenses	89,582	74,386
Operating lease liability	1,412	1,689
Other liabilities	30,073	5,849
Notes payable, net	148,438	148,355
Liabilities held for disposal	1,817	1,654,817
Total Liabilities	$1,357,546	$3,019,535
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,486,442 and 43,492,256 issued, respectively; 43,274,359 and 43,280,173 outstanding, respectively	4	4
Additional paid-in capital	395,966	395,631
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(25,629)	(30,947)
Retained earnings (deficit)	(280,020)	(546,296)
Total Stockholders' Equity (Deficit)	$89,890	$(182,039)
Total Liabilities and Stockholders' Equity	$1,447,436	$2,837,496
See accompanying Notes to Restated Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Restated Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
REVENUE:
Gross premiums written	$187,123	$142,414
Change in gross unearned premiums	(42,647)	(19,681)
Gross premiums earned	144,476	122,733
Ceded premiums earned	(57,152)	(64,987)
Net premiums earned	87,324	57,746
Net investment income	2,589	1,404
Net realized investment gains (losses)	(83)	37
Net unrealized gains (losses) on equity securities	474	(770)
Other revenue	16	15
Total revenue	90,320	58,432
EXPENSES:
Losses and loss adjustment expenses	16,412	26,315
Policy acquisition costs	26,972	20,308
Operating expenses	2,168	3,707
General and administrative expenses	8,793	8,064
Interest expense	2,719	2,359
Total expenses	57,064	60,753
Income before other income	33,256	(2,321)
Other income	588	1,333
Income before income taxes	33,844	(988)
Provision for income taxes	3,477	(715)
Income from continuing operations, net of tax	$30,367	$(273)
Income (loss) from discontinued operations, net of tax	236,913	(32,984)
Net income (loss)	$267,280	$(33,257)
Less: Net loss attributable to NCI	—	(85)
Net income (loss) attributable to UIHC	$267,280	$(33,172)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	4,231	(27,689)
Reclassification adjustment for net realized investment losses	83	1,769
Income tax benefit related to items of other comprehensive income (loss)	—	6,236
Total comprehensive income (loss)	$271,594	$(52,941)
Less: Comprehensive loss attributable to NCI	—	(643)
Comprehensive income (loss) attributable to UIHC	$271,594	$(52,298)

Weighted average shares outstanding
Basic	43,124,825	42,980,691
Diluted	43,574,840	42,980,691

Earnings available to UIHC common stockholders per share
Basic
Continuing operations	$0.70	$—
Discontinued operations	5.49	(0.77)
Total	$6.19	$(0.77)
Diluted
Continuing operations	$0.70	$—
Discontinued operations	5.44	(0.77)
Total	$6.14	$(0.77)
See accompanying Notes to Restated Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Restated Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Stockholders' Equity Attributable to UIHC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2021	43,370,442	$4	$394,268	$(431)	$(6,531)	$(74,904)	$312,406	$19,551	$331,957
Net loss	—	—	—	—	—	(33,172)	(33,172)	(85)	(33,257)
Other comprehensive loss, net	—	—	—	—	(19,126)	—	(19,126)	(558)	(19,684)
Stock Compensation	(112,847)	—	452	—	—	—	452	—	452
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
March 31, 2022	43,257,595	$4	$394,720	$(431)	$(25,657)	$(110,665)	$257,971	$18,908	$276,879

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity (Deficit) Attributable to UIHC	NCI	Total Stockholders’ Equity (Deficit)
	Number of Shares	Dollars

December 31, 2022	43,280,173	$4	$395,631	$(431)	$(30,947)	$(546,296)	$(182,039)	$—	$(182,039)
Net Income	—	—	—	—	—	267,280	267,280	—	267,280
Other comprehensive income, net	—	—	—	—	4,314	—	4,314	—	4,314
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	1,004	(1,004)	—	—	—
Stock Compensation	(5,814)	—	335	—	—	—	335	—	335
March 31, 2023	43,274,359	$4	$395,966	$(431)	$(25,629)	$(280,020)	$89,890	$—	$89,890

See accompanying Notes to Restated Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.

Restated Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$267,280	$(33,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,155	2,606
Bond amortization and accretion	160	1,634
Net realized losses (gains) on investments	(1,260)	1,769
Net unrealized losses (gains) on equity securities	(2,554)	2,268
Provision for uncollectable premiums	5	12
Provision for uncollectable reinsurance recoverables	183	168
Deferred income taxes, net	15,767	(11,351)
Stock based compensation	335	452
Settlement of receivable owed by HCI in connection with purchase agreement	—	3,800
Gain on sale of property and equipment	(422)	(1,528)
Fixed asset disposal	524	343
Disposition of former subsidiary	(238,440)	—
Changes in operating assets and liabilities:
Accrued investment income	369	437
Premiums receivable	15,178	2,265
Reinsurance recoverable on paid and unpaid losses	289,946	85,140
Ceded unearned premiums	72,064	146,667
Deferred policy acquisition costs, net	(875)	(7,193)
Other assets	(31,630)	(4,618)
Receivable from sale of building	—	3,236
Unpaid losses and loss adjustment expenses	(278,142)	(117,236)
Unearned premiums	(145,540)	(39,731)
Reinsurance payable on premiums	(13,376)	(51,714)
Payments outstanding	(68,493)	(10,246)
Accounts payable and accrued expenses	16,440	(2,924)
Operating lease liability	(277)	(183)
Other liabilities	(3,561)	8,291
Net cash provided by (used in) operating activities	$(104,164)	$(20,893)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	178,211	85,978
Equity securities	24,163	88
Other investments	227	1,063
Purchases of:
Fixed maturities	(7,439)	(13,415)
Equity securities	(80)	(3,121)
Other investments	—	(459)
Proceeds from sale of property and equipment	464	730
Cost of property, equipment and capitalized software acquired	(154)	(1,406)
Disposition of cash on divestiture of subsidiary	(232,582)	—
Net cash provided by (used in) investing activities	$(37,190)	$69,458
FINANCING ACTIVITIES
Repayments of borrowings	—	(381)
Dividends	—	(2,589)
Net cash used in financing activities	$—	$(2,970)
Increase in cash, cash equivalents and restricted cash, including cash classified as assets held for disposal	(141,354)	45,595
Cash, cash equivalents and restricted cash at beginning of period	283,611	245,278
Cash, cash equivalents and restricted at end of period	$142,257	$290,873
Supplemental Cash Flows Information
Interest paid	$—	$35
Income taxes paid	$5,325	$77
See accompanying Notes to Restated Unaudited Condensed Consolidated Financial Statements.

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

Our primary products are commercial and homeowners' residential property insurance. We currently offer commercial residential insurance in Florida. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, we write personal residential insurance in New York. During 2022, we wrote personal residential business in six other states; however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (DFS), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, are discussed in Note 4 below.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

However, on April 19, 2023, ACIC entered into a Memorandum of Understanding with the DFS. Under the terms of the Memorandum, ACIC and the DFS as receiver of UPC have reached the following agreement:

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

While the execution of the MOU does alleviate the uncertainty regarding future recoverables, uncertainty does still exist regarding recoveries currently held by UPC. The Company intends to continue to work towards a fair and equitable solution regarding these held recoveries (See Note 19). In addition, the Company has not finalized its catastrophe cover for June 1, 2023 to May 31, 2024. While continued progress is being made, uncertainty does still exist regarding placement of this cover. As a result, the Company has concluded substantial doubt continues to exist regarding its ability to continue as a going concern.

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
•Results of operations are reported in a single line, net of tax, in the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); and
•Assets and liabilities are reported as held for disposal in the Unaudited Condensed Consolidated Balance Sheets
•Premiums directly assumed from UPC by another entity of the consolidated group are now captured as assumed.

Additional details by major classification of operating results and financial position are included in Note 4.

There have been no other changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

(b) Pending Accounting Pronouncements

We have evaluated pending accounting pronouncements and do not believe any would have an impact on the operations or financial reporting of our company.

3)    RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Subsequent to the issuance of the Form 10-Q as of and for the three months ended March 31, 2023, the Company concluded it should restate its previously issued financial statements for both 2023 and 2022 to accurately present discontinued operations, including activities that directly support its former subsidiary, UPC, in accordance with ASC 205-20. The Company had previously excluded these supporting activities, assets, and liabilities, presenting only the results, assets and liabilities of UPC as discontinued operations.

In addition, the Company concluded it should restate its previously issued financial statements to accurately present its tax provision (benefit) related to both continuing and discontinued operations. Previously, the calculation of this provision (benefit) incorrectly included the benefit of the use of certain deferred tax assets held by UPC after the disposition of UPC occurred and incorrectly allocated this provision between continuing and discontinued operations.

In accordance with SEC Staff Accounting Bulletin No. 99, the Company evaluated the errors and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2023. Therefore, the Company concluded that the affected quarterly periods should be restated to present continuing and discontinued operations appropriately and recognize the additional

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
provision for income taxes for the period and allocate appropriately to continuing and discontinued operations. As such, the Company is reporting these restated financial statements in this amended quarterly report. The previously filed Form 10-Q should no longer be relied upon.

The impact of the restatement on the financial statements for the affected quarterly periods are presented below.

Restated Condensed Consolidated Balance Sheets (Unaudited)

	As of March 31, 2023
	As Previously Reported	Adjustment	As Restated
ASSETS
Property and equipment, net	18,118	(13,395)	4,723
Other Assets	15,426	2,050	17,476
Assets held for disposal	—	13,395	13,395
Total Assets	$1,445,386	2,050	$1,447,436
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	36,242	(6,169)	30,073
Liabilities held for disposal	—	1,817	1,817
Total Liabilities	$1,361,898	(4,352)	$1,357,546
Stockholders' Equity:
Retained earnings (deficit)	$(286,422)	6,402	$(280,020)
Total Stockholders' Equity (Deficit)	$83,488	6,402	$89,890

	As of December 31, 2022
	As Previously Reported	Adjustment	As Restated
ASSETS
Property and equipment, net	19,591	(14,298)	5,293
Deferred policy acquisition costs, net	60,979	(8,610)	52,369
Assets held for disposal	1,411,907	22,908	1,434,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	75,374	(988)	74,386
Other liabilities	17,466	(11,617)	5,849
Liabilities held for disposal	1,642,212	12,605	1,654,817

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Restated Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31, 2023
REVENUE:	As Previously Reported	Adjustment	As Restated
Management fee income	9,668	(9,668)	—
Other revenue	4,075	(4,059)	16
Total revenue	104,047	(13,727)	90,320
EXPENSES:
Losses and loss adjustment expenses	19,073	(2,661)	16,412
Policy acquisition costs	26,927	45	26,972
Operating expenses	5,651	(3,483)	2,168
General and administrative expenses	9,837	(1,044)	8,793
Total expenses	61,488	(7,143)	54,345
Income before other income	39,840	(6,584)	33,256
Income before income taxes	40,428	(6,584)	33,844
Provision for income taxes	9,855	(6,378)	3,477
Income from continuing operations, net of tax	$30,573	$(206)	$30,367
Income from discontinued operations, net of tax	230,305	6,608	236,913
Net income	$260,878	$6,402	$267,280

Earnings available to UIHC common stockholders per share
Basic
Continuing operations	$0.71	$(0.01)	$0.70
Discontinued operations	5.34	0.15	5.49
Total	$6.05	$0.14	$6.19
Diluted
Continuing operations	$0.70	$—	$0.70
Discontinued operations	5.29	0.15	5.44
Total	$5.99	$0.15	$6.14

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023

	Three Months Ended March 31, 2022
REVENUE:	As Previously Reported	Adjustment	As Restated
Management fee income	50,206	(50,206)	—
Other revenue	8,738	(8,723)	15
Total revenue	117,361	(58,929)	58,432
EXPENSES:
Losses and loss adjustment expenses	32,518	(6,203)	26,315
Policy acquisition costs	52,152	(31,844)	20,308
Operating expenses	10,603	(6,896)	3,707
General and administrative expenses	15,435	(7,371)	8,064
Total expenses	113,067	(52,314)	60,753
Income (loss) before other income	4,294	(6,615)	(2,321)
Income (loss) before income taxes	5,627	(6,615)	(988)
Provision (benefit) for income taxes	980	(1,695)	(715)
Income (loss) from continuing operations, net of tax	$4,647	$(4,920)	$(273)
Loss from discontinued operations, net of tax	(37,904)	4,920	(32,984)
Net loss	$(33,257)	$—	$(33,257)

Restated Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Net income (loss)	$260,878	$6,402	$267,280
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Disposition of former subsidiary	(229,183)	(9,257)	(238,440)
Changes in operating assets and liabilities:
Other liabilities	(6,416)	2,855	(3,561)

Restated Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Restated

Net Income for the three months ended March 31, 2023	$260,878	$6,402	$267,280
Retained Earnings (Deficit) as of March 31, 2023	(286,422)	6,402	(280,020)
Stockholders Equity (Deficit) attributable to UIHC at March 31, 2023	83,488	6,402	89,890
Total Stockholders' Equity (Deficit)	83,488	6,402	89,890

In connection with these changes, our Notes to Unaudited Condensed Consolidated Financial Statements have also been restated where applicable.

4)    DISCONTINUED OPERATIONS

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

In the first quarter of 2023, the assets and liabilities of UPC were divested. In addition, activities provided by our entities, SCS, SLS and UIM, related directly to supporting the business conducted by UPC have been included. The assets and liabilities for the balance sheet as of December 31, 2022 are reclassified as held for disposal retrospectively, and the results of UPC and activities related directly to supporting the business conducted by UPC are presented as discontinued operations for all periods presented.

The results from discontinued operations for the three months ended March 31, 2023 and 2022 are presented below.

Results From Discontinued Operations
	Three Months Ended March 31,
	2023	2022
REVENUE:
Gross premiums written	$(120,608)	$146,828
Change in gross unearned premiums	198,154	59,726
Gross premiums earned	77,546	206,554
Ceded premiums earned	(48,203)	(163,443)
Net premiums earned	29,343	43,111
Net investment income	2,182	1,075
Net realized investment gains (losses)	1,343	(1,806)
Net unrealized gains (losses) on equity securities	2,080	(1,498)
Other revenue	2,717	3,063
Total revenue	37,665	43,945
EXPENSES:
Losses and loss adjustment expenses	35,226	65,064
Policy acquisition costs	(1,352)	5,708
Operating expenses	3,996	8,541
General and administrative expenses	1,284	7,941
Interest expense	22	20
Total expenses	39,176	87,274
Loss before other income	(1,511)	(43,329)
Other income (loss)	—	9
Loss before income taxes	(1,511)	(43,320)
Provision (benefit) for income taxes	16	(10,336)
Income (loss) from discontinued operations, net of tax	$(1,527)	$(32,984)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $238,440,000 for the period. This gain was driven by the negative equity position of UPC.

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023

The major classes of assets and liabilities transferred as a result of the transaction as of the date of transfer and December 31, 2022 are presented below.

Major Classes of Assets and Liabilities Disposed
	Closing (1)	December 31, 2022
ASSETS
Fixed maturities, available-for-sale	1,380	171,781
Equity securities	272	23,363
Other investments	12,882	12,952
Cash and cash equivalents	224,824	158,990
Restricted cash	7,758	7,730
Accrued investment income	875	1,457
Premiums receivable, net	22,733	46,736
Reinsurance recoverable on paid and unpaid losses, net	548,929	834,863
Ceded unearned premiums	75,262	122,533
Deferred policy acquisition costs, net	(89)	(2,046)
Other assets	51,625	33,548
Total assets	$946,451	$1,411,907

LIABILITIES
Unpaid losses and loss adjustment expenses	920,431	1,103,980
Unearned premiums	98,655	286,842
Reinsurance payable on premiums	12,612	29,394
Payments outstanding	144,238	213,058
Accounts payable and accrued expenses	1,361	(872)
Other liabilities	3,476	14,658
Notes payable, net	4,118	4,118
Total Liabilities	$1,184,891	$1,651,178
(1) The Company divested its ownership on February 27, 2023, the date the DFS was appointed as receiver of the entity.

In addition, the major classes of assets and liabilities remaining related to activities directly supporting the business conducted by UPC are outlined in the table below as of March 31, 2023 and December 31, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Major Classes of Assets and Liabilities Held for Disposal
	March 31, 2023	December 31, 2022
ASSETS
Property and equipment, net	13,395	14,299
Deferred policy acquisition costs	—	8,609
Total assets	$13,395	$22,908

LIABILITIES
Commissions Payable	1,817	987
Unearned Policy Fees	—	2,652
Total Liabilities	$1,817	$3,639

The discontinued operations of the Company incurred $252,000 and $438,000 of amortization expense during the three months ended March 31, 2023 and 2022, respectively. There were no other noncash transactions for either period.

5)    SEGMENT REPORTING

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
The tables below present the information for each of the reportable segment's profit or loss, as well as segment assets for the three months ended March 31, 2023 and 2022. We have restated our segments to reflect the divestiture of UPC during the first quarter of 2023, excluding the result of the entity for all periods presented.

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023

	Three Months Ended March 31, 2023
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$176,641	$10,482	$—	$187,123
Change in gross unearned premiums	(44,607)	1,960	—	(42,647)
Gross premiums earned	132,034	12,442	—	144,476
Ceded premiums earned	(53,374)	(3,778)	—	(57,152)
Net premiums earned	78,660	8,664	—	87,324
Net investment income	1,786	782	21	2,589
Net realized gains (losses)	(83)	—	—	(83)
Net unrealized losses on equity securities	473	—	1	474
Other revenue	—	16	—	16
Total revenues	80,836	9,462	22	90,320
EXPENSES:
Losses and loss adjustment expenses	13,901	2,511	—	16,412
Policy acquisition costs	25,166	1,806	—	26,972
Operating expenses	96	1,948	124	2,168
General and administrative expenses (2)	2,754	5,907	132	8,793
Interest expense	—	—	2,719	2,719
Total expenses	41,917	12,172	2,975	57,064
Income (loss) before other income	38,919	(2,710)	(2,953)	33,256
Other income (loss)	—	803	(215)	588
Income (loss) before income taxes	$38,919	$(1,907)	(3,168)	33,844
Provision for income taxes			3,477	3,477
Net income (loss)			$(6,645)	$30,367
Less: Net loss attributable to noncontrolling interests			—	—
Net income (loss) attributable to UIHC			$(6,645)	$30,367

Loss ratio, net (3) (4)	17.7%	29.0%		18.9%
Expense ratio (3) (5)	35.6%	111.5%		43.4%
Combined ratio (3) (6)	53.3%	140.5%		62.3%

Total segment assets	$1,304,499	$118,700	$10,842	$1,434,041
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $1,007,000 and $812,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023

	Three Months Ended March 31, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$127,964	$14,450	$—	$142,414
Change in gross unearned premiums	(20,499)	818	—	(19,681)
Gross premiums earned	107,465	15,268	—	122,733
Ceded premiums earned	(62,022)	(2,965)	—	(64,987)
Net premiums earned	45,443	12,303	—	57,746
Net investment income	1,127	268	9	1,404
Net realized gains	2	35	—	37
Net unrealized losses on equity securities	(769)	—	(1)	(770)
Other revenue	—	15	—	15
Total revenues	45,803	12,621	8	58,432
EXPENSES:
Losses and loss adjustment expenses	14,114	12,201	—	26,315
Policy acquisition costs	16,678	3,630	—	20,308
Operating expenses	1,109	2,507	91	3,707
General and administrative expenses (2)	2,320	5,363	381	8,064
Interest expense	—	—	2,359	2,359
Total expenses	34,221	23,701	2,831	60,753
Income (loss) before other income	11,582	(11,080)	(2,823)	(2,321)
Other income	—	(277)	1,610	1,333
Income (loss) before income taxes	$11,582	$(11,357)	(1,213)	(988)
Provision for income taxes			(715)	(715)
Net income (loss)			$(498)	$(273)
Less: Net income attributable to noncontrolling interests			(85)	(85)
Net income (loss) attributable to UIHC			$(413)	$(188)

Loss ratio, net (3) (4) (7)	31.1%	99.2%		45.6%
Expense ratio (3) (5) (7)	44.2%	93.5%		55.6%
Combined ratio (3) (6) (7)	75.3%	192.7%		101.1%

Total segment assets	$949,359	$156,443	$17,507	$1,123,309
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $1,074,000 and $885,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

6)    INVESTMENTS

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

Portfolio monitoring

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

Fair value measurement

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2023 and December 31, 2022:

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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

For our investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, we obtain the fair values from our investment custodians, which use a third-party valuation service. The valuation service calculates prices for our investments in the aforementioned security types on a month-

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, and adds final spreads to the U.S. Treasury curve at 3 p.m. (ET) as of quarter end. Since the inputs the valuation service uses in its calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

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

7)    EARNINGS PER SHARE (EPS)

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to UIHC common stockholders	$267,280	$(33,172)

Denominator:
Weighted-average shares outstanding	43,124,825	42,980,691
Effect of dilutive securities	450,015	—
Weighted-average diluted shares	43,574,840	42,980,691

Earnings available to UIHC common stockholders per share
Basic	$6.19	$(0.77)
Diluted	$6.14	$(0.77)

See Note 18 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

8)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Computer hardware and software (software in progress of $76 and $82, respectively)	$8,134	$8,164
Office furniture and equipment	798	1,414
Leasehold improvements	316	753
Leased vehicles(1)	11	1,080
Total, at cost	9,259	11,411
Less: accumulated depreciation and amortization	(4,536)	(6,118)
Property and equipment, net	$4,723	$5,293
(1) Includes vehicles under financing leases. See Note 13 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $1,008,000 and $1,272,000 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we sold or disposed of leased vehicles totaling $1,069,000. The depreciation on these vehicles totaled $1,037,000 at the time of disposal. We realized a net gain on this disposal of $422,000. In addition, we disposed of office furniture totaling $616,000 during the period. Accumulated depreciation at the time of this disposal totaled $603,000, respectively. During the year ended December 31, 2022, we disposed of computer hardware and software totaling $13,202,000, primarily related to the retirement of one of our policy systems for states in which we no longer write policies. The depreciation on these systems totaled $12,691,000 at the time of disposal. We also sold or disposed of leased vehicles totaling $1,222,000. The depreciation on these vehicles totaled $1,114,000 prior to disposal. The net gain on sale of these vehicles totaled $738,000. Finally, we sold three buildings and their related assets totaling $13,369,000. The depreciation on these buildings and related assets totaled $5,129,000 prior to disposal. The net realized gain on these sales totaled $12,164,000.

9) GOODWILL AND INTANGIBLE ASSETS

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2023 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2023	$2,435
2024	2,640
2025	2,438
2026	2,438
2027	609
2028	—

10)    REINSURANCE

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include ACIC.

Reinsurance recoverable at the balance sheet dates consists of the following:

	March 31,	December 31,
	2023	2022
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$646,011	$732,254
Reinsurance recoverable on paid losses and loss adjustment expenses	146,339	64,292
Reinsurance recoverable (1)	$792,350	$796,546
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 14.

11) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the three months ended March 31, 2023 and 2022 on a GAAP basis:

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023

	March 31,
	2023	2022
Balance at January 1	$842,958	$250,642
Less: reinsurance recoverable on unpaid losses	732,254	176,096
Net balance at January 1	$110,704	$74,546

Incurred related to:
Current year	19,577	29,379
Prior years	(3,165)	(3,064)
Total incurred	$16,412	$26,315
Paid related to:
Current year	10,654	11,219
Prior years	14,108	18,358
Total paid	$24,762	$29,577

Net balance at March 31	$102,354	$71,284
Plus: reinsurance recoverable on unpaid losses	646,011	168,289
Balance at March 31	$748,365	$239,573

Composition of reserve for unpaid losses and LAE:
Case reserves	$284,679	$119,969
IBNR reserves	463,686	119,604
Balance at March 31	$748,365	$239,573

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

12)    LONG-TERM DEBT

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
(1) Our Florida State Board of Administration Note was held by our former subsidiary, UPC.
(2) Our Truist Term Note Payable was repaid in full on August 12, 2022.

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

13)    COMMITMENTS AND CONTINGENCIES

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
There were no other cash or non-cash related activities during the three months ended March 31, 2023 and 2022.

Capital lease amortization expenses are included in depreciation expense in our Unaudited Condensed Consolidated Statements of Comprehensive Loss. See Note 8 of these Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding depreciation expense, Note 12 for information regarding commitments related to long-term debt, and Note 15 for information regarding commitments related to regulatory actions.

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

14)    ALLOWANCE FOR EXPECTED CREDIT LOSSES
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

The following tables summarize our allowance for expected credit losses by pooled asset for the three months ended March 31, 2023 and 2022:

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

16)    ACCUMULATED OTHER COMPREHENSIVE LOSS

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

17)    STOCKHOLDERS' EQUITY

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
March 31, 2023
See Note 18 in these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding stock-based compensation activity.

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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

UNITED INSURANCE HOLDINGS CORP.
Notes to Restated Unaudited Condensed Consolidated Financial Statements
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

Our Company’s primary source of revenue is generated from writing insurance in Florida and New York. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for UIHC to write profitable business in such areas. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, during 2022 we wrote personal residential business in six other states, however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services, which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, can be seen in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements above.

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

UNITED INSURANCE HOLDINGS CORP.

2023 Highlights

	Three Months Ended March 31,
	2023	2022

Gross premiums written	$187,123	$142,414
Gross premiums earned	144,476	122,733
Net premiums earned	87,324	57,746
Total revenues	90,320	58,432
Earnings from continuing operations, before income tax	33,844	(988)
Income (loss) from discontinued operations, net of tax	236,913	(32,984)
Consolidated net income (loss) attributable to UIHC	267,280	(33,172)
Net income (loss) available to UIHC stockholders per diluted share
Continuing Operations	$0.70	$—
Discontinued Operations	5.44	(0.77)
Total	$6.14	$(0.77)

Reconciliation of net income (loss) to core income (loss):
Plus: Non-cash amortization of intangible assets	$812	$812
Less: Income (loss) from discontinued operations, net of tax	236,913	(32,984)
Less: Realized losses on investment portfolio	(83)	37
Less: Unrealized gains (losses) on equity securities	474	(770)
Less: Net tax impact (1)	88	324
Core income (loss) (2)	30,700	1,033
Core income (loss) per diluted share(2)	$0.70	$0.02

Book value per share	$2.08	$(4.21)
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

UNITED INSURANCE HOLDINGS CORP.

Restated Consolidated Net Income (Loss)

	Three Months Ended March 31,
	2023	2022
REVENUE:
Gross premiums written	$187,123	$142,414
Change in gross unearned premiums	(42,647)	(19,681)
Gross premiums earned	144,476	122,733
Ceded premiums earned	(57,152)	(64,987)
Net premiums earned	87,324	57,746
Net investment income	2,589	1,404
Net realized investment gains (losses)	(83)	37
Net unrealized gains (losses) on equity securities	474	(770)
Management fee income	—	—
Other revenue	16	15
Total revenue	90,320	58,432
EXPENSES:
Losses and loss adjustment expenses	16,412	26,315
Policy acquisition costs	26,972	20,308
Operating expenses	2,168	3,707
General and administrative expenses	8,793	8,064
Interest expense	2,719	2,359
Total expenses	57,064	60,753
Income before other income	33,256	(2,321)
Other income	588	1,333
Income before income taxes	33,844	(988)
Provision for income taxes	3,477	(715)
Net income from continuing operations, net of tax	$30,367	$(273)
Income (loss) from discontinued operations, net of tax	236,913	(32,984)
Net income (loss)	$267,280	$(33,257)
Less: Net loss attributable to noncontrolling interests	—	(85)
Net income (loss) attributable to UIHC	$267,280	$(33,172)
Earnings available to UIHC common stockholders per diluted share	$6.14	$(0.77)
Book value per share	$2.08	$(4.21)
Return on equity based on GAAP net income (loss)	NM	(41.7)%
Loss ratio, net (1)	18.9%	45.6%
Expense ratio (2)	43.4%	55.6%
Combined ratio (3)	62.3%	101.1%
Effect of current year catastrophe losses on combined ratio	3.0%	9.6%
Effect of prior year development on combined ratio	(3.6)%	(5.3)%
Underlying combined ratio (4)	63.0%	96.8%
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

Personal Lines Operating Segment

	Three Months Ended March 31,
	2023	2022
Excess-of-loss	(995)	353
Equipment, identity theft, and cyber security	(290)	(168)
Ceded premiums written	$(1,285)	$185
Change in ceded unearned premiums	(2,493)	(3,150)
Ceded premiums earned	$(3,778)	$(2,965)

Commercial Lines Operating Segment Impact

	Three Months Ended March 31,
	2023	2022
Quota Share	$(12,243)	$(23,128)
Excess-of-loss	(18,300)	(5,860)
Equipment, identity theft, and cyber security	(530)	(578)
Ceded premiums written	$(31,073)	$(29,566)
Change in ceded unearned premiums	(22,301)	(32,456)
Ceded premiums earned	$(53,374)	$(62,022)

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	3	2,615	3.0%	3	5,528	9.6%
Total	3	$2,615	3.0%	3	$5,528	9.6%
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

Personal Lines Operating Segment

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	3	518	6.0%	3	2,423	19.7%
Total	3	$518	6.0%	3	$2,423	19.7%
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

See Note 11 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our losses and loss adjustments.

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

UNITED INSURANCE HOLDINGS CORP.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2023 AND 2022

Net income attributable to UIHC for the three months ended March 31, 2023 increased $300,452,000, or 905.7%, to net income of $267,280,000 for the first quarter of 2023 from a net loss of $33,172,000 for the same period in 2022. Drivers of net income from continuing operations during the three months ended March 31, 2023 include increased gross premiums earned, decreased loss and LAE driven by decreased non-catastrophe losses, and decreases across policy acquisition costs, operating and underwriting expenses and general and administrative expenses, the details of which are described below. In addition to continuing operations, we recognized income from discontinued operations of $236,913,000, driven by the deconsolidation of UPC.

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

($ in thousands)	Three Months Ended March 31,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$176,611	$125,764	$50,847
Texas	(9)	1,986	(1,995)
New York	10,482	4,683	5,799
South Carolina	—	93	(93)
Total direct written premium by state	187,084	132,526	54,558
Assumed premium (2)	39	9,888	(9,849)
Total gross written premium by state	$187,123	$142,414	$44,709

Gross Written Premium by Line of Business
Personal property	$10,482	$14,450	$(3,968)
Commercial property	176,641	127,964	48,677
Total gross written premium by line of business	$187,123	$142,414	$44,709
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 primarily included commercial property business assumed from unaffiliated insurers. Assumed premium written for 2022 includes New York property business assumed from our former subsidiary, UPC totaling $9,767,000.

	Three Months Ended March 31,
New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	1,157	1,472	(315)
Texas	—	18	(18)
New York	6,137	9,952	(3,815)
South Carolina	—	1	(1)
Total	7,294	11,443	(4,149)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses for the three months ended March 31, 2023 decreased $3,689,000, or 6.1%, to $57,064,000 from $60,753,000 for the same period in 2022. The decrease in expenses was primarily due to a decrease in loss and LAE of $9,903,000. Operating and underwriting expenses also decreased $1,539,000 in the first quarter of 2023 compared to the first quarter of 2022. This was partially offset by increased policy acquisition costs of $6,664,000 and general and administrative costs of $729,000.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Net loss and LAE	$16,412	$26,315	$(9,903)
% of Gross earned premiums	11.5%	21.4%	(9.9) pts
% of Net earned premiums	18.9%	45.6%	(26.7) pts
Less:
Current year catastrophe losses	$2,615	$5,528	$(2,913)
Prior year reserve unfavorable development	(3,165)	(3,064)	(101)
Underlying loss and LAE (1)	$16,962	$23,851	$(6,889)
% of Gross earned premiums	11.7%	19.4%	(7.7) pts
% of Net earned premiums	19.4%	41.3%	(21.9) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Policy acquisition costs	$26,972	$20,308	$6,664
Operating and underwriting	2,168	3,707	(1,539)
General and administrative	8,793	8,064	729
Total Operating Expenses	$37,933	$32,079	$5,854
% of Gross earned premiums	26.3%	26.1%	0.2 pts
% of Net earned premiums	43.4%	55.6%	(12.2) pts

Loss and LAE decreased by $9,903,000, or 37.6%, to $16,412,000 for the first quarter of 2023 from $26,315,000 for the first quarter of 2022. Loss and LAE expense as a percentage of net earned premiums decreased 26.7 points to 18.9% for the first quarter of 2023, compared to 45.6% for the first quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2023 would have been 11.7%, a decrease of 7.7 points from 19.4% during the first quarter of 2022.

Policy acquisition costs increased by $6,664,000, or 32.8%, to $26,972,000 for the first quarter of 2023 from $20,308,000 for the first quarter of 2022, primarily due to a $7,537,000 increase in external management fees incurred related to our commercial lines gross written premium during the first quarter of 2023, driven by increased written premium quarter-over-quarter.

Operating and underwriting expenses decreased by $1,539,000, or 41.5%, to $2,168,000 for the first quarter of 2023 from $3,707,000 for the first quarter of 2022, driven by a decrease in investments in technology of $506,000 and a decrease in underwriting expenses of $698,000 year-over-year. Both of these decreases are driven by the change to our personal lines operating segment in 2023.

General and administrative expenses increased by $729,000, or 9.0%, to $8,793,000 for the first quarter of 2023 from $8,064,000 for the first quarter of 2022, driven by the an increase in salary related expenses of $861,000 year-over-year.

UNITED INSURANCE HOLDINGS CORP.

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the three months ended March 31, 2023 increased $9,450,000, or 83.2%, to a pre-tax loss of $1,907,000 for the first quarter of 2023 from a pre-tax loss of $11,357,000 for the same period in 2022. The change in pretax earnings was primarily driven by a decrease in gross written premiums quarter-over-quarter as described below. Expenses decreased quarter-over-quarter, driven by decreased loss & LAE, policy acquisition costs, and operating expenses. These decreases were partially offset by an increase in general and administrative expenses quarter-over-quarter. The details of the change in these expenses are described below.

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

UNITED INSURANCE HOLDINGS CORP.

Expenses

Expenses attributable to our personal lines operating segment for the three months ended March 31, 2023 decreased $11,529,000, or 48.6%, to $12,172,000 from $23,701,000 for the same period in 2022. The decrease in expenses is attributable to decreased loss and LAE driven by decreased non-catastrophe losses, as well as a decrease in policy acquisition costs and operating expenses. The details of these changes are described below.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Net loss and LAE	$2,511	$12,201	$(9,690)
% of Gross earned premiums	20.2%	79.9%	(59.7) pts
% of Net earned premiums	29.0%	99.2%	(70.2) pts
Less:
Current year catastrophe losses	$518	$2,423	$(1,905)
Prior year reserve (favorable) development	(395)	(1,261)	866
Underlying loss and LAE (1)	$2,388	$11,039	$(8,651)
% of Gross earned premiums	19.2%	72.3%	(53.1) pts
% of Net earned premiums	27.5%	89.7%	(62.2) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Three Months Ended March 31,
	2023	2022	Change
Policy acquisition costs	$1,806	$3,630	$(1,824)
Operating and underwriting	1,948	2,507	(559)
General and administrative	5,907	5,363	544
Total Operating Expenses	$9,661	$11,500	$(1,839)
% of Gross earned premiums	77.6%	75.3%	2.3 pts
% of Net earned premiums	111.5%	93.5%	18.0 pts

Loss and LAE attributable to our personal lines operating segment decreased by $9,690,000, or 79.4%, to $2,511,000 for the first quarter of 2023 from $12,201,000 for the first quarter of 2022. Loss and LAE expense as a percentage of net earned premiums decreased 70.2 points to 29.0% for the first quarter of 2023, compared to 99.2% for the first quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the first quarter of 2023 would have been 19.2%, a decrease of 53.1 points from 72.3% during the first quarter of 2022.

Policy acquisition costs attributable to our personal lines operating segment decreased by $1,824,000, or 50.2%, to $1,806,000 for the first quarter of 2023 from $3,630,000 for the first quarter of 2022, primarily due to a decrease in reinsurance commissions decreased $2,530,000, driven by the termination of the quota share agreement between our former subsidiary UPC and IIC.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $559,000, or 22.3%, to $1,948,000 for the first quarter of 2023 from $2,507,000 for the first quarter of 2022, due to decreased investments in technology of $251,000 in 2023 and decreased underwriting expenses of $105,000 as the result of the decrease in premiums written described above.

General and administrative expenses attributable to our personal lines operating segment increased by $544,000, or 10.1%, to $5,907,000 for the first quarter of 2023 from $5,363,000 for the first quarter of 2022, driven by a $889,000 increase in salary related expenses as a result of lower headcount quarter-over-quarter. This was partially offset by lower costs associated with professional services provided by external vendors such as tax and legal services.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 15 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

During the three months ended March 31, 2023, we experienced cash outflows of $104,164,000 compared to cash outflows of $20,893,000 during the three months ended March 31, 2022. Net income for the period increased $62,012,000, exclusive of the impact of the disposition of UPC, driving these inflows. This is offset by the deconsolidation of UPC in the first quarter of 2023. This resulted in changes in our unpaid loss and loss adjustment expenses, net of reinsurance recoverables on paid and unpaid losses, in 2022, as we no longer hold the UPC portion of this liability.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that, at the time the original report was filed with the SEC, our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Subsequent to that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Existence of Material Weakness as of March 31, 2023

The Company identified a material weakness in its internal control over financial reporting related to the reporting of the discontinued operations. Specifically, the Company’s controls over the review of significant unusual transactions, including the effects of the transactions on the preparation of the Company's tax provision were not designed effectively. The Company did not have sufficient, experienced accounting resources to effectively review the accounting for and reporting of significant, unusual transactions. As a result of the material weakness, management’s review control did not detect an error in the accounting related to the recording of the discontinued operations and as a result, net income was understated by $6.4 million. The Company restated its consolidated financial statements as of and for the three months ended March 31, 2023 to reflect the correction of this error in this Amended Report.

Remediation Plan

Since identifying the material weakness related to management’s review controls related to significant, unusual and complex transactions in the preparation of the Company's financial statements, management has begun remediation of the process and controls in place to measure and record transactions and their related effects to income tax accounting to enhance the effectiveness of the design and operation of those controls. The Company will focus on the accounting and disclosure for unusual and complex transactions such as discontinued operations and will continue to augment existing staff with additional skilled accounting resources and strengthen the review process to improve the design and operation of financial reporting and corresponding internal controls.

These remediation measures require validation and testing of the design and operating effectiveness of internal control over a sustained period of financial reporting to reaching a determination that the material weakness has been remediated. As we continue to validate and test our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate.

UNITED INSURANCE HOLDINGS CORP.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identification of the material weakness.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.

We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of the end of the period covered by this report. While we are working to remediate the identified material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in this Amended Report, in the course of preparing our interim financial statements for the fiscal quarter ended June 30, 2023, we identified a material weakness in our internal control over financial reporting, which existed as of March 31, 2023. The material weakness was caused by inadequate controls over our tax processes, described in more detail under the heading Part I — Item 4. Controls and Procedures in this Amended Report. We have commenced efforts to remediate the material weakness as described in more detail under the heading Part I — Item 4. Controls and Procedures in this Amended Report. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial

UNITED INSURANCE HOLDINGS CORP.

reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.

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

UNITED INSURANCE HOLDINGS CORP.

August 21, 2023	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

August 21, 2023	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)