Form 10-Q
period 2023-06-30
AMERICAN COASTAL INSURANCE Corp
filed 2023-08-21
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of August 9, 2023, 43,406,486 shares of common stock, par value $0.0001 per share, were outstanding.

AMERICAN COASTAL INSURANCE CORPORATION

Throughout this Quarterly Report on Form 10-Q (Form 10-Q), we present amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Form 10-Q, we show full values rounded to the nearest thousand.

AMERICAN COASTAL INSURANCE CORPORATION

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
•the regulatory, economic and weather conditions present in Florida and New York the states in which we write business as of March 1, 2023;
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

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $185,046 and $237,735, respectively)	$160,863	$204,682
Equity securities	—	15,657
Other investments (amortized cost of $3,403 and $3,072, respectively)	3,583	3,675
Total investments	$164,446	$224,014
Cash and cash equivalents	27,767	70,903
Restricted cash	49,501	45,988
Total cash, cash equivalents and restricted cash	$77,268	$116,891
Accrued investment income	1,632	1,605
Property and equipment, net	4,474	5,293
Premiums receivable, net (credit allowance of $28 and $32, respectively)	55,651	39,301
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $169 and $333, respectively)	658,814	796,546
Ceded unearned premiums	329,676	90,496
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	34,821	52,369
Intangible assets, net	10,946	12,770
Other assets	35,546	3,920
Assets held for disposal	12,105	1,434,815
Total Assets	$1,444,855	$2,837,496
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$534,676	$842,958
Unearned premiums	387,311	258,978
Reinsurance payable on premiums	140,662	30,503
Payments outstanding	17,532	2,000
Accounts payable and accrued expenses	93,184	74,386
Operating lease liability	1,172	1,689
Other liabilities	7,606	5,849
Notes payable, net	148,521	148,355
Liabilities held for disposal	1,795	1,654,817
Total Liabilities	$1,332,459	$3,019,535
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,618,569 and 43,492,256 issued, respectively; 43,406,486 and 43,280,173 outstanding, respectively	4	4
Additional paid-in capital	396,136	395,631
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(21,072)	(30,947)
Retained earnings (deficit)	(262,241)	(546,296)
Total Stockholders' Equity (Deficit)	$112,396	$(182,039)
Total Liabilities and Stockholders' Equity	$1,444,855	$2,837,496
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUE:
Gross premiums written	$243,885	$207,632	$431,008	$350,046
Change in gross unearned premiums	(85,686)	(78,149)	(128,333)	(97,830)
Gross premiums earned	158,199	129,483	302,675	252,216
Ceded premiums earned	(75,030)	(64,951)	(132,182)	(129,938)
Net premiums earned	83,169	64,532	170,493	122,278
Net investment income	2,692	1,839	5,281	3,243
Net realized investment losses	(6,725)	(77)	(6,808)	(40)
Net unrealized gains (losses) on equity securities	141	(2,391)	615	(3,161)
Other revenue	18	7	34	22
Total revenue	79,295	63,910	169,615	122,342
EXPENSES:
Losses and loss adjustment expenses	20,915	14,032	37,327	40,347
Policy acquisition costs	25,545	23,570	52,517	43,878
Operating expenses	3,274	3,820	5,442	7,527
General and administrative expenses	6,583	8,208	15,376	16,272
Interest expense	2,719	2,363	5,438	4,722
Total expenses	59,036	51,993	116,100	112,746
Income before other income	20,259	11,917	53,515	9,596
Other income	806	258	1,394	1,591
Income before income taxes	21,065	12,175	54,909	11,187
Provision for income taxes	713	25,486	4,190	24,771
Income from continuing operations, net of tax	$20,352	$(13,311)	$50,719	$(13,584)
Income (loss) from discontinued operations, net of tax	(2,573)	(55,744)	234,340	(88,728)
Net income (loss)	17,779	(69,055)	$285,059	$(102,312)
Less: Net loss attributable to NCI	—	(26)	—	(111)
Net income (loss) attributable to ACIC	$17,779	$(69,029)	$285,059	$(102,201)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	(2,168)	(16,590)	2,063	(44,279)
Reclassification adjustment for net realized investment losses	6,725	78	6,808	1,847
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	(6,187)	—	49
Total comprehensive income (loss)	$22,336	$(91,754)	$293,930	$(144,695)
Less: Comprehensive income (loss) attributable to NCI	—	479	—	(164)
Comprehensive income (loss) attributable to ACIC	$22,336	$(92,233)	$293,930	$(144,531)

Weighted average shares outstanding
Basic	43,229,416	43,049,227	43,178,758	43,015,114
Diluted	43,805,217	43,049,227	43,690,435	43,015,114

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.48	$(0.31)	$1.16	$(0.31)
Discontinued operations	(0.06)	(1.29)	5.43	(2.06)
Total	$0.42	$(1.60)	$6.59	$(2.37)
Diluted
Continuing operations	$0.47	$(0.31)	$1.16	$(0.31)
Discontinued operations	(0.06)	(1.29)	5.36	(2.06)
Total	$0.41	$(1.60)	$6.52	$(2.37)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2022	43,257,595	$4	$394,720	$(431)	$(25,657)	$(110,665)	$257,971	$18,908	$276,879
Net loss	—	—	—	—	—	(69,029)	(69,029)	(26)	(69,055)
Other comprehensive income (loss), net	—	—	—	—	(23,204)	—	(23,204)	505	(22,699)
Return of Capital to NCI	—	—	—	—	—	1,052	1,052	(19,387)	(18,335)
Stock Compensation	55,571	—	182	—	—	—	182	—	182
June 30, 2022	43,313,166	$4	$394,902	$(431)	$(48,861)	$(178,642)	$166,972	$—	$166,972

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

March 31, 2023	43,274,359	$4	$395,966	$(431)	$(25,629)	$(280,020)	$89,890	$—	$89,890
Net Income	—	—	—	—	—	17,779	17,779	—	17,779
Other comprehensive income, net	—	—	—	—	4,557	—	4,557	—	4,557
Stock Compensation	132,127	—	170	—	—	—	170	—	170
June 30, 2023	43,406,486	$4	$396,136	$(431)	$(21,072)	$(262,241)	$112,396	$—	$112,396

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2021	43,370,442	$4	$394,268	$(431)	$(6,531)	$(74,904)	$312,406	$19,551	$331,957
Net loss	—	—	—	—	—	(102,201)	(102,201)	(111)	(102,312)
Other comprehensive loss, net	—	—	—	—	(42,330)	—	(42,330)	(53)	(42,383)
Return of Capital to NCI	—	—	—	—	—	1,052	1,052	(19,387)	(18,335)
Stock Compensation	(57,276)	—	634	—	—	—	634	—	634
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
June 30, 2022	43,313,166	$4	$394,902	$(431)	$(48,861)	$(178,642)	$166,972	$—	$166,972

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity (Deficit) Attributable to ACIC	NCI	Total Stockholders’ Equity (Deficit)
	Number of Shares	Dollars

December 31, 2022	43,280,173	$4	$395,631	$(431)	$(30,947)	$(546,296)	$(182,039)	$—	$(182,039)
Net Income	—	—	—	—	—	285,059	285,059	—	285,059
Other comprehensive income, net	—	—	—	—	8,871	—	8,871	—	8,871
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	1,004	(1,004)	—	—	—
Stock Compensation	126,313	—	505	—	—	—	505	—	505
June 30, 2023	43,406,486	$4	$396,136	$(431)	$(21,072)	$(262,241)	$112,396	$—	$112,396

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$285,059	$(102,312)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,281	5,042
Bond amortization and accretion	499	3,041
Net realized losses on investments	5,464	1,847
Net unrealized losses (gains) on equity securities	(2,694)	7,352
Provision for uncollectable premiums	4	6
Provision for uncollectable reinsurance recoverables	164	223
Deferred income taxes, net	3,310	24,764
Stock based compensation	505	634
Settlement of receivable owed by HCI in connection with purchase agreement	—	3,800
Gain on sale of property and equipment	(559)	(1,528)
Fixed asset disposal	953	343
Gain on disposition of former subsidiary	(238,440)	—
Changes in operating assets and liabilities:
Accrued investment income	555	200
Premiums receivable	7,648	(22,386)
Reinsurance recoverable on paid and unpaid losses	423,501	239,386
Ceded unearned premiums	(191,910)	(72,033)
Deferred policy acquisition costs, net	24,201	(38,671)
Other assets	(49,699)	(1,728)
Unpaid losses and loss adjustment expenses	(491,831)	(234,456)
Unearned premiums	(59,854)	14,657
Reinsurance payable on premiums	93,378	189,059
Payments outstanding	(53,287)	(5,561)
Accounts payable and accrued expenses	21,837	(7,693)
Operating lease liability	(517)	(334)
Other liabilities	(15,391)	4,634
Net cash provided by (used in) operating activities	$(232,823)	$8,286
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	230,424	107,536
Equity securities	40,322	88
Other investments	500	1,464
Purchases of:
Fixed maturities	(11,786)	(18,334)
Equity securities	35	(6,253)
Other investments	(759)	(840)
Proceeds from sale of property and equipment	599	3,966
Cost of property, equipment and capitalized software acquired	(273)	(2,360)
Disposition of cash on divestiture of subsidiary	(232,582)	—
Net cash provided by investing activities	$26,480	$85,267
FINANCING ACTIVITIES
Repayments of borrowings	—	(761)
Dividends	—	(2,589)
Return of capital in connection with termination of noncontrolling interest	—	(18,335)
Net cash used in financing activities	$—	$(21,685)
Increase in cash, cash equivalents and restricted cash, including cash classified as assets held for disposal	(206,343)	71,868
Cash, cash equivalents and restricted cash at beginning of period	283,611	245,278
Cash, cash equivalents and restricted at end of period	$77,268	$317,146
Supplemental Cash Flows Information
Interest paid	$5,438	$4,771
Income taxes paid	$614	$644
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a property and casualty insurance holding company that sources, writes and services residential commercial and personal property and casualty insurance policies using a network of agents and two wholly-owned insurance subsidiaries. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. Our two insurance subsidiaries are Interboro Insurance Company (IIC), acquired via merger on April 29, 2016; and American Coastal Insurance Company (AmCoastal), acquired via merger on April 3, 2017.

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent; Skyway Claims Services, LLC, which provides claims adjusting services to AmCoastal; AmCo Holding Company, LLC (AmCo) which is a holding company subsidiary that consolidates its respective insurance company; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; Skyway Reinsurance Services, LLC, which provides reinsurance brokerage services for our insurance companies; Skyway Legal Services, LLC (SLS), which provides claims litigation services to our insurance companies; and Skyway Technologies, LLC (SCS), a managing general agent that provides technological and distribution services to our insurance companies.

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

Effective June 1, 2022, we merged our majority-owned insurance subsidiary, Journey Insurance Company (JIC) into AmCoastal, with AmCoastal being the surviving entity. JIC was formed in strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Kiln) on August 30, 2018 and operated independently from AmCoastal prior to the merging of the entities. The Kiln subsidiary held a noncontrolling interest in JIC, which was terminated prior to the merger.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
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

We conduct our operations under two reportable segments, commercial residential property and casualty insurance policies (commercial lines) and personal residential property and casualty insurance policies (personal lines). Our chief operating decision maker is our President, who makes decisions to allocate resources and assesses performance at both segment levels, as well as at the corporate level.

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 2, our former subsidiary, UPC, and activities related directly to supporting the business conducted by UPC qualify as discontinued operations. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

(c) Going Concern

Our unaudited condensed consolidated interim financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our subsidiary AmCoastal is a part of a combined reinsurance program with our former subsidiary, UPC.

To properly allocate the reinsurance recoverables under the shared catastrophe treaties, UPC and AmCoastal entered into a reinsurance allocation agreement that became effective on June 1, 2022 (the "Allocation Agreement"). The Allocation Agreement was filed with and approved by the FLOIR on December 5, 2022. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely, driven by Hurricane Ian losses which exhausted UPC's reinsurance coverage. On February 27, 2023, UPC was placed into receivership with the DFS which divested our ownership of UPC. As of the date of filing our Annual Report, the DFS had not recognized the Allocation Agreement, leaving uncertainty regarding the timing of both recoveries currently held by UPC that are allocated to AmCoastal and future recoverables. Management also believed that the ability for AmCoastal to obtain adequate reinsurance to meet its needs for the June 1, 2023 to May 31, 2024 catastrophe cover could only be accomplished assuming that recoveries due to AmCoastal pursuant to the Allocation Agreement could be resolved in short order.

However, on April 19, 2023, AmCoastal entered into a Memorandum of Understanding with the DFS. Under the terms of the Memorandum, AmCoastal and the DFS as receiver of UPC have reached the following agreement:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

1.The DFS adopts, ratifies and affirms the Allocation Agreement.
2.All future reinsurance recoverable under reinsurance agreements applicable to the Allocation Agreement for Hurricane Ian losses shall be paid, either directly from the reinsurers or directly from the reinsurance intermediary responsible therefor, to AmCoastal. If a true up adjustment demonstrates that any future reinsurance recoveries were over-collected by AmCoastal, AmCoastal will remit any over-payment to UPC.

On May 15, 2023, the Company, together with it's subsidiary, AmCoastal, entered into a Tax Memorandum of Understanding (the "Tax Memorandum") with the DFS as receiver of the Company's former subsidiary, UPC. On February 27, 2023, UPC entered into receivership with the DFS as receiver. As of March 31, 2023, in accordance with the various reinsurance allocation agreements including the Allocation Agreement described above, the Company is due approximately $38,352,000 of net reinsurance recoveries received by UPC on behalf of the Company but not settled prior to receivership. In addition, in April ACIC paid reinsurance premiums on behalf of UPC totaling $12,929,000. The Company and the DFS believe that an opportunity exists to settle these balances via the realization of certain deferred tax assets of the Company's consolidated Federal and Florida tax returns to which ACIC and UPC belong. UPC holds certain deferred tax assets that are believed to be on no value to UPC on a stand-alone basis. However, AmCoastal and the Company have the opportunity, subject to certain conditions such as continuing and adequate profitability, to realize these assets. Under the terms of the Tax Memorandum, the Company, AmCoastal and the DFS as receiver of UPC have reached the following agreement:

1.The parties agree to cooperate with one another to achieve realization of the deferred tax assets;
2.The parties agree to deposit the funds that are or may be due to UPC pursuant to the Tax Allocation Agreement into a segregated account (the "DTA Account") held by AmCoastal that will serve as collateral for any amount payable from or to UPC;
3.The parties agree that the Federal Income Tax Allocation Agreement entered into prior to UPC’s receivership is ratified and accepted by all parties;
4.The parties agree to an annual “true up” of the allocation of the disputed recoveries to the extent that such recoveries were not allocated correctly according to the Reinsurance Allocation Agreement;
5.In the event that AmCoastal, ACIC, or any of their affiliates make a claim or file a proof of claim in the UPC estate, the reviewed, approved, and/or adjudicated claim shall be reduced by the amount of (a) any tax benefit collectively received by AmCoastal, ACIC, or any of their affiliates as well as (b) any money withdrawn from the DTA Account for the benefit of any entity other than UPC; and
6.In the event that the benefit received by the Company is greater than the disputed recoveries, the difference shall be paid to DFS as receiver of UPC.

The Tax Memorandum allows the Company to secure amounts due from UPC to AmCoastal provided the Internal Revenue Service does not object to the Company utilizing UPC's net operating loss carry-forward against its future taxable income. We believe probability of the Internal Revenue Service (IRS) allowing the Company to utilize UPC's net operating losses is more likely than not based on other entities having successfully accomplished this and prior permission or approval from the IRS not being required.

The execution of these MOUs prior to June 30, 2023 alleviate the uncertainty regarding future recoverables, and recoveries currently held by UPC. In addition, as of March 31, 2023, the Company had not finalized its catastrophe cover for June 1, 2023 to May 31, 2024. However, as of June 30, 2023, the Company has finalized this cover, alleviating the uncertainty of this placement. As a result, the Company has concluded substantial doubt no longer exists regarding its ability to continue as a going concern.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Income Taxes

In June 2022, we assessed our deferred tax position and believed it was more likely than not that the benefit from certain net operating loss (NOL) carryforwards, net capital operating loss carryforwards and other net deferred tax assets would not be realized. In recognition of this risk, we recorded a valuation allowance against these deferred tax assets as of June 30, 2022. During the second quarter of 2023, we evaluated our position based on the results of our continuing operations and determined that it is more likely than not that we will be able to realize the benefit from these NOL carryforwards and other net deferred tax assets. Accordingly, we have reversed the valuation allowance on these deferred tax assets, totaling $2,223,000.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
On May 15, we entered into the Tax Memorandum with DFS, as described in Note 1 above. As a result of this Memorandum, any benefit received from the use of UPC's net operating losses are due to to the DFS as receiver of UPC. The expense related to this remittance is presented within our provision for income taxes on our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), offsetting the tax benefit recognized.

(b) Changes to Significant Accounting Policies

During the three months ended March 31, 2023, our former subsidiary, UPC, was placed into receivership with the DFS. As described in Note 1, effective February 27, 2023, this receivership divested our ownership of UPC. This disposal, as well as the activities related directly to supporting the business conducted by UPC were evaluated for qualification as discontinued operations. The results of operations of business are reported as discontinued operations when the disposal represents a strategic shift that will have a major effect on the entity's operations and financial results. When a business is identified for discontinued operations reporting:

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

The results from discontinued operations for the three and six months ended June 30, 2023 and 2022 are presented below.

Results From Discontinued Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE:
Gross premiums written	$—	$174,094	$(120,608)	$320,922
Change in gross unearned premiums	—	13,243	198,154	72,969
Gross premiums earned	—	187,337	77,546	393,891
Ceded premiums earned	—	(140,463)	(48,203)	(303,906)
Net premiums earned	—	46,874	29,343	89,985
Net investment income	—	1,301	2,182	2,375
Net realized investment gains (losses)	—	(1)	1,343	(1,807)
Net unrealized gains (losses) on equity securities	—	(2,693)	2,080	(4,191)
Other revenue	—	6,411	2,717	9,474
Total revenue	—	51,892	37,665	95,836
EXPENSES:
Losses and loss adjustment expenses	1,191	76,051	36,417	141,115
Policy acquisition costs	(170)	5,418	(1,522)	11,126
Operating expenses	507	9,199	4,503	17,740
General and administrative expenses	1,275	6,286	2,559	14,227
Interest expense	—	31	22	50
Total expenses	2,803	96,985	41,979	184,258
Loss before other income	(2,803)	(45,093)	(4,314)	(88,422)
Other income (loss)	—	13	—	23
Loss before income taxes	(2,803)	(45,080)	(4,314)	(88,399)
Provision (benefit) for income taxes	(230)	10,664	(214)	329
Income (loss) from discontinued operations, net of tax	$(2,573)	$(55,744)	$(4,100)	$(88,728)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $238,440,000 for the three months ended March 31, 2023. This gain was driven by the negative equity position of UPC.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

The major classes of assets and liabilities transferred as a result of the transaction as of the date of transfer and December 31, 2022 are presented below.

Major Classes of Assets and Liabilities Disposed
	Closing (1)	December 31, 2022
ASSETS
Fixed maturities, available-for-sale	$1,380	$171,781
Equity securities	272	23,363
Other investments	12,882	12,952
Cash and cash equivalents	224,824	158,990
Restricted cash	7,758	7,730
Accrued investment income	875	1,457
Premiums receivable, net	22,733	46,736
Reinsurance recoverable on paid and unpaid losses, net	548,929	834,863
Ceded unearned premiums	75,262	122,533
Deferred policy acquisition costs, net	(89)	(2,046)
Other assets	53,675	33,548
Total assets	$948,501	$1,411,907

LIABILITIES
Unpaid losses and loss adjustment expenses	920,431	1,103,980
Unearned premiums	98,655	286,842
Reinsurance payable on premiums	12,612	29,394
Payments outstanding	144,238	213,058
Accounts payable and accrued expenses	1,361	(872)
Other liabilities	3,476	14,658
Notes payable, net	4,118	4,118
Total Liabilities	$1,184,891	$1,651,178
(1) The Company divested its ownership on February 27, 2023, the date the DFS was appointed as receiver of the entity.

In addition, the major classes of assets and liabilities remaining related to activities directly supporting the business conducted by UPC are outlined in the table below as of June 30, 2023 and December 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Major Classes of Assets and Liabilities Held for Disposal
	June 30, 2023	December 31, 2022
ASSETS
Property and equipment, net	12,105	14,299
Deferred policy acquisition costs	—	8,609
Total assets	$12,105	$22,908

LIABILITIES
Commissions Payable	1,795	987
Unearned Policy Fees	—	2,652
Total Liabilities	$1,795	$3,639

The discontinued operations of the Company incurred $488,000 and $748,000 of amortization expense during the six months ended June 30, 2023 and 2022, respectively. There were no other noncash transactions for either period.

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

Commercial Lines Business

Our commercial lines business primarily provides commercial multi-peril property insurance for residential condominium associations and apartments in Florida, through our subsidiary AmCoastal. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism. We also wrote commercial residential coverage through our subsidiary JIC, in South Carolina and Texas. Effective June 1, 2022, JIC was merged into AmCoastal, with AmCoastal being the surviving entity. As a result, the commercial residential policies originally written by JIC were not renewed effective May 31, 2022.

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

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the three and six months ended June 30, 2023 and 2022:

•Both operating segments follow the accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022;
•Neither operating segment experienced significant noncash transactions outside of depreciation and amortization for the three and six months ended June 30, 2023 and 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
The tables below present the information for each of the reportable segment's profit or loss, as well as segment assets for the three and six months ended June 30, 2023 and 2022. We have restated our segments to reflect the discontinued operations disclosed in Note 3, excluding the result of the entity for all periods presented.

	Three Months Ended June 30, 2023
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$236,822	$7,063	$—	$243,885
Change in gross unearned premiums	(91,011)	5,325	—	(85,686)
Gross premiums earned	145,811	12,388	—	158,199
Ceded premiums earned	(71,825)	(3,205)	—	(75,030)
Net premiums earned	73,986	9,183	—	83,169
Net investment income	1,866	804	22	2,692
Net realized gains (losses)	(6,708)	(17)	—	(6,725)
Net unrealized losses on equity securities	140	—	1	141
Other revenue	—	18	—	18
Total revenues	69,284	9,988	23	79,295
EXPENSES:
Losses and loss adjustment expenses	16,245	4,670	—	20,915
Policy acquisition costs	23,526	2,019	—	25,545
Operating expenses	1,501	1,669	104	3,274
General and administrative expenses (2)	2,631	3,772	180	6,583
Interest expense	—	—	2,719	2,719
Total expenses	43,903	12,130	3,003	59,036
Income (loss) before other income	25,381	(2,142)	(2,980)	20,259
Other income (loss)	—	806	—	806
Income (loss) before income taxes	$25,381	$(1,336)	(2,980)	21,065
Provision for income taxes			713	713
Net income (loss)			$(3,693)	$20,352
Less: Net loss attributable to noncontrolling interests			—	—
Net income (loss) attributable to ACIC			$(3,693)	$20,352

Loss ratio, net (3) (4)	22.0%	50.9%		25.1%
Expense ratio (3) (5)	37.4%	81.2%		42.6%
Combined ratio (3) (6)	59.4%	132.1%		67.7%

Total segment assets	$1,612,469	$(233,324)	$53,605	$1,432,750
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $996,000 and $811,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	Three Months Ended June 30, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$181,067	$26,565	$—	$207,632
Change in gross unearned premiums	(67,849)	(10,300)	—	(78,149)
Gross premiums earned	113,218	16,265	—	129,483
Ceded premiums earned	(61,771)	(3,180)	—	(64,951)
Net premiums earned	51,447	13,085	—	64,532
Net investment income	1,476	353	10	1,839
Net realized gains (losses)	(79)	2	—	(77)
Net unrealized losses on equity securities	(2,390)	—	(1)	(2,391)
Other revenue	—	7	—	7
Total revenues	50,454	13,447	9	63,910
EXPENSES:
Losses and loss adjustment expenses	8,194	5,838	—	14,032
Policy acquisition costs	19,928	3,642	—	23,570
Operating expenses	1,127	2,606	87	3,820
General and administrative expenses (2)	2,421	5,285	502	8,208
Interest expense	—	—	2,363	2,363
Total expenses	31,670	17,371	2,952	51,993
Income (loss) before other income	18,784	(3,924)	(2,943)	11,917
Other income (loss)	2	199	57	258
Income (loss) before income taxes	$18,786	$(3,725)	(2,886)	12,175
Provision for income taxes			25,486	25,486
Net income (loss)			$(28,372)	$(13,311)
Less: Net loss attributable to noncontrolling interests			(26)	(26)
Net income (loss) attributable to ACIC			$(28,346)	$(13,285)

Loss ratio, net (3) (4)	15.9%	44.6%		21.7%
Expense ratio (3) (5)	45.6%	88.1%		55.2%
Combined ratio (3) (6)	61.5%	132.7%		76.9%

Total segment assets	$1,352,713	$(471,806)	$304,824	$1,185,731
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $1,047,000 and $877,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	Six Months Ended June 30, 2023
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$413,463	$17,545	$—	$431,008
Change in gross unearned premiums	(135,618)	7,285	—	(128,333)
Gross premiums earned	277,845	24,830	—	302,675
Ceded premiums earned	(125,199)	(6,983)	—	(132,182)
Net premiums earned	152,646	17,847	—	170,493
Net investment income	3,652	1,586	43	5,281
Net realized gains (losses)	(6,791)	(17)	—	(6,808)
Net unrealized losses on equity securities	613	—	2	615
Management fee income	—	—	—	—
Other revenue	—	34	—	34
Total revenues	150,120	19,450	45	169,615
EXPENSES:
Losses and loss adjustment expenses	30,146	7,181	—	37,327
Policy acquisition costs	48,692	3,825	—	52,517
Operating expenses	1,597	3,617	228	5,442
General and administrative expenses (2)	5,385	9,679	312	15,376
Interest expense	—	—	5,438	5,438
Total expenses	85,820	24,302	5,978	116,100
Income (loss) before other income	64,300	(4,852)	(5,933)	53,515
Other income (loss)	—	1,609	(215)	1,394
Income (loss) before income taxes	$64,300	$(3,243)	(6,148)	54,909
Provision for income taxes			4,190	4,190
Net income (loss)			$(10,338)	$50,719
Less: Net loss attributable to noncontrolling interests			—	—
Net income (loss) attributable to ACIC			$(10,338)	$50,719

Loss ratio, net (3) (4)	19.7%	40.2%		21.9%
Expense ratio (3) (5)	36.5%	95.9%		43.0%
Combined ratio (3) (6)	56.2%	136.1%		64.9%

Total segment assets	$1,612,469	$(233,324)	$53,605	$1,432,750
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $2,003,000 and $1,623,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	Six Months Ended June 30, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$309,031	$41,015	$—	$350,046
Change in gross unearned premiums	(88,348)	(9,482)	—	(97,830)
Gross premiums earned	220,683	31,533	—	252,216
Ceded premiums earned	(123,793)	(6,145)	—	(129,938)
Net premiums earned	96,890	25,388	—	122,278
Net investment income	2,603	621	19	3,243
Net realized gains	(77)	37	—	(40)
Net unrealized losses on equity securities	(3,159)	—	(2)	(3,161)
Management fee income		—		—
Other revenue	—	22	—	22
Total revenues	96,257	26,068	17	122,342
EXPENSES:
Losses and loss adjustment expenses	22,308	18,039	—	40,347
Policy acquisition costs	36,606	7,272	—	43,878
Operating expenses	2,236	5,113	178	7,527
General and administrative expenses (2)	4,741	10,648	883	16,272
Interest expense	—	—	4,722	4,722
Total expenses	65,891	41,072	5,783	112,746
Income (loss) before other income	30,366	(15,004)	(5,766)	9,596
Other income	2	(78)	1,667	1,591
Income (loss) before income taxes	$30,368	$(15,082)	(4,099)	11,187
Provision for income taxes			24,771	24,771
Net income (loss)			$(28,870)	$(13,584)
Less: Net income attributable to noncontrolling interests			(111)	(111)
Net income (loss) attributable to ACIC			$(28,759)	$(13,473)

Loss ratio, net (3) (4) (7)	23.0%	71.1%		33.0%
Expense ratio (3) (5) (7)	45.0%	90.7%		55.3%
Combined ratio (3) (6) (7)	68.0%	161.8%		88.3%

Total segment assets	$1,352,713	$(471,806)	$304,824	$1,185,731
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) Included in our General and Administrative expenses is $2,121,000 and $1,762,000 of depreciation and amortization expense related to our personal and commercial lines assets, respectively.
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
5)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at June 30, 2023 and December 31, 2022:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
U.S. government and agency securities	$2,493	$—	$100	$2,393
Foreign government	1,000	—	5	995
States, municipalities and political subdivisions	26,470	11	3,002	23,479
Public utilities	5,672	—	663	5,009
Corporate securities	72,088	—	10,318	61,770
Mortgage-backed securities	57,652	—	8,188	49,464
Asset-backed securities	19,671	—	1,918	17,753
Total fixed maturities	$185,046	$11	$24,194	$160,863

December 31, 2022
U.S. government and agency securities	$2,490	$—	$105	$2,385
Foreign government	1,000	—	9	991
States, municipalities and political subdivisions	30,958	2	4,065	26,895
Public utilities	8,936	—	1,242	7,694
Corporate securities	99,062	20	15,739	83,343
Mortgage-backed securities	65,251	—	9,136	56,115
Asset-backed securities	30,038	9	2,788	27,259
Total fixed maturities	$237,735	$31	$33,084	$204,682

Equity securities are summarized as follows:

	June 30, 2023		December 31, 2022
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$—	—%	$15,657	100.0%

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six months ended June 30, 2023 and 2022, respectively:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	2023		2022
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,
Fixed maturities	$55	$7,698	$23	$12,541
Equity securities	165	5,786	—	—
Short-term investments	—	—	—	—
Total realized gains	220	13,484	23	12,541
Fixed maturities	(6,280)	44,516	(100)	1,010
Equity securities	(665)	10,372	—	—
Short-term investments	—	—	—	—
Total realized losses	(6,945)	54,888	(100)	1,010
Net realized investment gains (losses)	$(6,725)	$68,372	$(77)	$13,551
Six Months Ended June 30,
Fixed maturities	$59	$12,990	$64	$24,733
Equity securities	165	5,786	—	—
Short-term investments	—	126	—	—
Total realized gains	224	18,902	64	24,733
Fixed maturities	(6,367)	44,475	(104)	1,261
Equity securities	(665)	10,372	—	—
Short-term investments	—	—	—	—
Total realized losses	(7,032)	54,847	(104)	1,261
Net realized investment gains (losses)	$(6,808)	$73,749	$(40)	$25,994

The table below summarizes our fixed maturities at June 30, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	June 30, 2023
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$5,798	3.1%	$5,728	3.6%
Due after one year through five years	38,018	20.5	34,426	21.4
Due after five years through ten years	58,951	31.9	49,482	30.8
Due after ten years	4,956	2.7	4,010	2.5
Asset and mortgage-backed securities	77,323	41.8	67,217	41.7
Total	$185,046	100.0%	$160,863	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturities	$1,224	$1,583	$2,496	$3,014
Equity securities	—	62	81	128
Cash and cash equivalents	1,624	195	2,928	217
Other investments	(84)	117	(78)	172
Investment income	2,764	1,957	5,427	3,531
Investment expenses	(72)	(118)	(146)	(288)
Net investment income	$2,692	$1,839	$5,281	$3,243

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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

During the three and six months ended June 30, 2023, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at June 30, 2023. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2023
U.S. government and agency securities	1	$7	$992	2	$93	$1,400
Foreign governments	1	5	995	—	—	—
States, municipalities and political subdivisions	7	52	3,412	42	2,950	19,323
Public utilities	—	—	—	12	663	5,008
Corporate securities	14	245	4,675	130	10,073	57,090
Mortgage-backed securities	5	135	1,744	118	8,053	47,719
Asset-backed securities	8	73	3,376	45	1,845	14,494
Total fixed maturities	36	$517	$15,194	349	$23,677	$145,034

December 31, 2022
U.S. government and agency securities	3	$105	$2,385	—	$—	$—
Foreign governments	1	9	991	—	—	—
States, municipalities and political subdivisions	21	540	7,306	31	3,525	18,853
Public utilities	8	193	2,286	4	1,049	5,408
Corporate securities	78	2,279	24,594	77	13,460	57,765
Mortgage-backed securities	48	1,282	15,259	80	7,854	40,856
Asset-backed securities	16	795	6,397	46	1,993	19,028
Total fixed maturities	175	$5,203	$59,218	238	$27,881	$141,910
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2023 and December 31, 2022. Changes in interest rates subsequent to June 30, 2023 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2023 and December 31, 2022:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	Total	Level 1	Level 2	Level 3
June 30, 2023
U.S. government and agency securities	$2,393	$—	$2,393	$—
Foreign government	995	—	995	—
States, municipalities and political subdivisions	23,479	—	23,479	—
Public utilities	5,009	—	5,009	—
Corporate securities	61,770	—	61,770	—
Mortgage-backed securities	49,464	—	49,464	—
Asset-backed securities	17,753	—	17,753	—
Total fixed maturities	160,863	—	160,863	—
Mutual funds	—	—	—	—
Total equity securities	—	—	—	—
Other investments (1)	116	—	116	—
Total investments	$160,979	$—	$160,979	$—

December 31, 2022
U.S. government and agency securities	$2,385	$—	$2,385	$—
Foreign government	991	—	991	—
States, municipalities and political subdivisions	26,895	—	26,895	—
Public utilities	7,694	—	7,694	—
Corporate securities	83,343	—	83,343	—
Mortgage-backed securities	56,115	—	56,115	—
Asset-backed securities	27,259	—	27,259	—
Total fixed maturities	204,682	—	204,682	—
Mutual Funds	15,657	15,657	—	—
Total equity securities	15,657	15,657	—	—
Other investments (1)	125	—	125	—
Total investments	$220,464	$15,657	$204,807	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at June 30, 2023 and December 31, 2022.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2023 and December 31, 2022, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of our senior notes approximate fair value as the interest rates and terms are variable.

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended June 30, 2023, we transferred no investments between levels.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
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

The information presented in the table below is as of June 30, 2023:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2023
Limited partnership investments (1)	$3,286	$722	$541	$3,467
Certificates of deposit	—	—	—	—
Short-term investments	117	—	1	116
Total other investments	$3,403	$722	$542	$3,583
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

The following table presents the components of restricted assets:

	June 30, 2023	December 31, 2022
Trust funds	$48,874	$45,364
Cash on deposit (regulatory deposits)	627	624
Total restricted cash	$49,501	$45,988

In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	June 30, 2023	December 31, 2022
Invested assets on deposit (regulatory deposits)	$2,493	$2,616

6)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and six month periods ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to ACIC common stockholders	$17,779	$(69,029)	$285,059	$(102,201)

Denominator:
Weighted-average shares outstanding	43,229,416	43,049,227	43,178,758	43,015,114
Effect of dilutive securities	575,801	—	511,677	—
Weighted-average diluted shares	43,805,217	43,049,227	43,690,435	43,015,114

Earnings available to ACIC common stockholders per share
Basic	$0.42	$(1.60)	$6.59	$(2.37)
Diluted	$0.41	$(1.60)	$6.52	$(2.37)

See Note 17 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Computer hardware and software (software in progress of $76 and $82, respectively)	$8,134	$8,164
Office furniture and equipment	806	1,414
Leasehold improvements	311	753
Leased vehicles(1)	—	1,080
Total, at cost	9,251	11,411
Less: accumulated depreciation and amortization	(4,777)	(6,118)
Property and equipment, net	$4,474	$5,293
(1) Includes vehicles under financing leases. See Note 12 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $996,000 and $2,004,000 for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expense under property and equipment was $1,230,000 and $2,502,000 for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2023, we sold or disposed of leased vehicles totaling $1,069,000. The accumulated depreciation on these vehicles totaled $1,038,000 at the time of disposal. We realized a net gain on this disposal of $559,000. We disposed of computer hardware and software totaling $811,000. The accumulated depreciation on these systems totaled $321,000 at the time of disposal. In addition, we disposed of office furniture totaling $691,000 during the period. Accumulated depreciation at the time of this disposal totaled $644,000. During the year ended December 31, 2022, we disposed of computer hardware and software totaling $13,202,000, primarily related to the retirement of one of our policy systems for states in which we no longer write policies. The depreciation on these systems totaled $12,691,000 at the time of disposal. We also sold or disposed of leased vehicles totaling $1,222,000. The depreciation on these vehicles totaled $1,114,000 prior to disposal. The net gain on sale of these vehicles totaled $738,000. Finally, we sold three buildings and their related assets totaling $13,369,000. The depreciation on these buildings and related assets totaled $5,129,000 prior to disposal. The net realized gain on these sales totaled $12,164,000.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at June 30, 2023 and December 31, 2022 was $59,476,000.

No impairment in the value of goodwill was recognized during the three or six month period ended June 30, 2023. As a result of the strategic decision to place our former subsidiary UPC into an orderly runoff, we recognized an impairment of our personal lines reporting unit's goodwill totaling $10,156,000 during the third quarter of 2022. The goodwill attributable to our commercial lines reporting unit was most recently tested for impairment during the fourth quarter of 2022. It was determined that there was no impairment in the value of the asset as of December 31, 2022.

Goodwill allocated to our commercial lines reporting unit was $59,476,000 at June 30, 2023 and December 31, 2022. There was no goodwill allocated to our personal lines reporting unit at June 30, 2023 and December 31, 2022.

There was no goodwill acquired or disposed of during the six month periods ended June 30, 2023 and 2022. Accumulated impairment related to goodwill was $10,156,000 at June 30, 2023 and December 31, 2022.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Intangible assets subject to amortization	$9,748	$11,372
Indefinite-lived intangible assets(1)	1,198	1,398
Total	$10,946	$12,770
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2023
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	3.8	34,660	(25,519)	9,141
Trade names acquired	0.8	6,381	(5,774)	607
Total		$83,829	$(74,081)	$9,748

December 31, 2022
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	4.3	34,661	(24,300)	10,361
Trade names acquired	1.3	6,381	(5,370)	1,011
Total		$83,830	$(72,458)	$11,372

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the six months ended June 30, 2023 and 2022. However during the year ended December 31, 2022, we disposed of intangible assets totaling $2,359,000.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
Amortization expense of our intangible assets was $811,000 and $812,000 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense of our intangible assets was $1,623,000 and $1,624,000 for the six months ended June 30, 2023 and 2022, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2023 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2023	$1,623
2024	2,640
2025	2,438
2026	2,438
2027	609
2028	—

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

Our program includes excess of loss and quota share treaties. Our AmCoastal catastrophe reinsurance program, in effect from June 1, 2023 through May 31, 2024, provides coverage for catastrophe losses from named or numbered windstorms and earthquakes up to an exhaustion point of approximately $1,300,000,000 in the aggregate. Under our core catastrophe excess of loss treaty, retention on a first and second event is $10,000,000 each. The exhaustion point of IIC's catastrophe reinsurance program is approximately $82,000,000 in the aggregate, with a retention of $3,000,000 per occurrence, covering all perils.

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Hurricane Ian all of which is attributable to AmCoastal only. After reinstatement premiums of approximately $15.4 million, the Company, with its former subsidiary UPC has approximately $993 million of aggregate limit remaining after Hurricane Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

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

The table below outlines our quota share agreements in effect for the six months ended June 30, 2023 and 2022. The impacts of these quota share agreements on our former subsidiary, UPC's financial statements are included in discontinued operations.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Reinsurer	Companies in Scope (1)	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2023 - 06/01/2024	40% (2)	Florida
External third-party	UPC, FSIC & AmCoastal	06/01/2022 - 06/01/2023	10% (2)	Florida, Louisiana, Texas
TypTap	UPC	06/01/2022 - 06/01/2023	100% (3)	Georgia, North Carolina, South Carolina
External third-party	UPC, FSIC & AmCoastal	12/31/2021 - 12/31/2022	8% (2)	Florida, Louisiana, Texas
HCPCI	UPC	12/31/2021 - 06/01/2022	85%	Georgia, North Carolina, South Carolina
External third-party	UPC & FSIC	12/31/2021 - 12/31/2022	25% (4)	Florida, Louisiana, Texas
HCPCI / TypTap (5)	UPC	06/01/2021 - 06/01/2022	100% (3)	Connecticut, New Jersey, Massachusetts, Rhode Island
External third-party	UPC, FSIC & AmCoastal (6)	06/01/2021 - 06/01/2022	15% (2)	Florida, Georgia, Louisiana, North Carolina, South Carolina, Texas
IIC	UPC	12/31/2020 - 12/31/2022	100%	New York
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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include AmCoastal.

Reinsurance recoverable at the balance sheet dates consists of the following:

	June 30,	December 31,
	2023	2022
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$443,719	$732,254
Reinsurance recoverable on paid losses and loss adjustment expenses	215,095	64,292
Reinsurance recoverable (1)	$658,814	$796,546
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
The table below shows the analysis of our reserve for unpaid losses for the six months ended June 30, 2023 and 2022 on a GAAP basis:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	June 30,
	2023	2022
Balance at January 1	$842,958	$250,642
Less: reinsurance recoverable on unpaid losses	732,254	176,096
Net balance at January 1	$110,704	$74,546

Incurred related to:
Current year	45,643	47,288
Prior years	(8,316)	(6,941)
Total incurred	$37,327	$40,347
Paid related to:
Current year	27,217	30,666
Prior years	29,857	23,651
Total paid	$57,074	$54,317

Net balance at June 30	$90,957	$60,576
Plus: reinsurance recoverable on unpaid losses	443,719	163,509
Balance at June 30	$534,676	$224,085

Composition of reserve for unpaid losses and LAE:
Case reserves	$182,196	$116,428
IBNR reserves	352,480	107,657
Balance at June 30	$534,676	$224,085

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2022, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in both 2023 and 2022 related to prior year losses. This favorable development came as a result of re-estimating ultimate losses in 2023 based on historical loss trends. The loss payments made by the Company during the six months ended June 30, 2023, were higher than the loss payments made during the six months ended June 30, 2022, due to the settling of claims related to Hurricane Ian, which made landfall during the third quarter of 2022. Case and IBNR reserves and reinsurance recoverable on unpaid losses also increased when compared to the prior period as a result of Hurricane Ian.

11)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of June 30, 2023 and December 31, 2022:

		Effective Interest Rate	Carrying Value at
	Maturity		June 30, 2023	December 31, 2022
Senior Notes	December 15, 2027	7.25%	$150,000	$150,000
Florida State Board of Administration Note (1)	July 1, 2026	N/A	—	—
Truist Term Note Payable (2)	May 26, 2031	N/A	—	—
Total long-term debt			$150,000	$150,000
(1) Our Florida State Board of Administration Note was held by our former subsidiary, UPC.
(2) Our Truist Term Note Payable was repaid in full on August 12, 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity, plus accrued and unpaid interest thereon. On or after that date, we may redeem the Senior Notes at par, plus accrued and unpaid interest thereon. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of our issuer and debt ratings from BBB- to BB+. As a result, pursuant to our agreement, the interest rate of our Senior Notes increased from 6.25% to 7.25%.

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

SBA Note - Our SBA Note required that UPC maintained either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defined surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC have failed to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate would have increased by 450 basis points above the 10-year Constant Maturity Treasury rate, which was 3.81% at the end of June 2023. Any other writing ratio deficiencies resulted in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provided that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At June 30, 2023, we no longer held the SBA Note as a result of placing UPC into receivership.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the six months ended June 30, 2023 and 2022:

	2023	2022
Balance at January 1,	$1,645	$1,998
Additions	—	—
Amortization	(166)	(168)
Balance at June 30,	$1,479	$1,830

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

At June 30, 2023, the Company is involved in legal proceedings whereby on August 18, 2021, Jacqueline A. Miraglia filed suit in the United States District Court for the District of Delaware against United Insurance Holdings Corp. alleging violations arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and sought damages in an unspecified amount. On September 27, 2022, venue was transferred to the United States District Court for the Middle District of Florida, Tampa Division and in November, 2022, the plaintiff amended the complaint to add Skyway Claims Services as a defendant. On July 6, 2023, the Company entered into a Settlement Agreement and General Release, which resulted in an immaterial payment to the plaintiff and did not involve an admission of any wrongdoing by any party.

Commitments to fund partnership investments

We have fully funded one limited partnership investments and have committed to fund our remaining limited partnership investment. The amount of unfunded commitments was $3,602,000 and $4,238,000 at June 30, 2023 and December 31, 2022, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	Financial Statement Line	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Other assets	$903	$1,278
Financing lease assets	Property and equipment, net	—	51
Total lease assets		$903	$1,329

Liabilities
Operating lease liabilities	Operating lease liability	$1,172	$1,689
Financing lease liabilities	Other liabilities	—	2
Total lease liabilities		$1,172	$1,691

The components of lease expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$222	$160	$444	$320
Financing lease expense:
Amortization of leased assets	2	113	9	242
Interest on lease liabilities	—	1	—	1
Net lease expense	$224	$274	$453	$563

At June 30, 2023, future minimum gross lease payments relating to these non-cancellable operating lease agreements were as follows:

Total
Remaining in 2023	$432
2024	593
2025	222
2026	11
Total undiscounted future minimum lease payments	1,258
Less: Imputed interest	(86)
Present value of lease liabilities	$1,172

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (months)
Operating leases	21	25
Financing leases	—	9

Weighted average discount rate
Operating leases	3.57%	3.79%
Financing leases	—%	3.27%

There were no other cash or non-cash related activities during the three or six months ended June 30, 2023 and 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
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

Subleases

We previously leased and occupied office space in which we no longer operate. Effective October 1, 2022, this office space is now subleased to a third-party. This sublease is effective from October 1, 2022 through July 31, 2025, with no option to extend. During the six months ended June 30, 2023, we recognized $99,000 of income related to this sublease, exclusive of the lease expense associated with the original lease. During the year ended December 31, 2022, we recognized $297,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Additionally, as a result of the sublease, we evaluated our right-of-use asset associated with the original lease for impairment, using the undiscounted cash flows from the sublease. During the year ended December 31, 2022, we recognized impairment of $175,000, which was recognized in the results of our personal lines operating segment.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of June 30, 2023, we have received $5,718,000 from the Internal Revenue Service related to this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recognized this gain contingency of $10,161,000 within our financial statements except for the $5,718,000 that has already been received.

While we believe the likelihood of the refund approval being reversed is low, a loss contingency to the extent of the refunds received and recognized of $5,718,000 is present. We will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

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

The following tables summarize our allowance for expected credit losses by pooled asset for the six months ended June 30, 2023 and 2022, respectively:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

June 30, 2023	December 31, 2022	Provision for expected credit losses	Write-offs	June 30, 2023
Premiums Receivable	$32	$(47)	$43	$28
Reinsurance Recoverables	333	(164)	—	169
Total	$365	$(211)	$43	$197

June 30, 2022	December 31, 2021	Provision for expected credit losses	Write-offs	June 30, 2022
Premiums Receivable	$16	$(21)	$22	$17
Reinsurance Recoverables	58	23	—	81
Total	$74	$2	$22	$98

14)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Effective June 1, 2022, our insurance subsidiaries JIC and AmCoastal were merged, with AmCoastal being the surviving entity. Effective May 31, 2022, our former insurance subsidiaries UPC and FSIC were merged, with UPC being the surviving entity. Both UPC and AmCoastal are domiciled in Florida, while IIC is domiciled in New York. At June 30, 2023, and during the six months then ended, AmCoastal and IIC met all regulatory requirements of the states in which they operate. As of December 31, 2022, UPC was determined to be insolvent and effective February 27, 2023 was placed into receivership by the DFS.

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

The state laws of Florida and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiaries' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements. Additionally, in connection with our former subsidiary UPC's plan for run off, IIC has agreed not to pay ordinary dividends without prior approval of the New York Department of Financial Services until January 1, 2025.

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the three and six months ended June 30, 2023 and 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AmCoastal(1)	40,883	4,577	59,113	10,687
IIC	(278)	1,389	(2,481)	(2,596)
Total	$40,605	$5,966	$56,632	$8,091
(1) AmCoastal results are inclusive of JIC as these entities were merged effective June 1, 2022.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At June 30, 2023, we met these requirements. The table below details the amount of surplus as regards policyholders for each of our regulated entities at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
AmCoastal(1)	122,200	77,511
IIC	23,574	26,152
Total	$145,774	$103,663
(1) AmCoastal results are inclusive of JIC as these entities were merged effective June 1, 2022.

15)    ACCUMULATED OTHER COMPREHENSIVE LOSS

We report changes in other comprehensive income (loss) items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2022	$(33,041)	$2,094	$(30,947)
Changes in net unrealized losses on investments	3,407	1,366	4,773
Reclassification adjustment for realized losses	5,464	(1,366)	4,098
Impact of deconsolidation of discontinued operations	$(3)	$1,007	$1,004
June 30, 2023	$(24,173)	$3,101	$(21,072)

16)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Six Months Ended June 30,
	2023		2022
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$—	$—	$0.06	$2,589
Second Quarter	—	—	—	—

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of June 30, 2023, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
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

The following table presents our total stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock-based compensation expense
Pre-tax	$79	$141	$388	$531
Post-tax (1)	62	111	307	419
Director stock-based compensation expense
Pre-tax	29	41	55	103
Post-tax (1)	23	32	43	81
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,676,000 of unrecognized stock compensation expense at June 30, 2023 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.3 years. We had approximately $218,000 of unrecognized director stock-based compensation expense at June 30, 2023 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.9 years.

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

We granted 45,000 and 793,041 shares of restricted common stock during the three months ended June 30, 2023 and 2022, respectively, which had a weighted-average grant date fair value of $5.25 and $1.74 per share, respectively. We granted 45,000 and 907,907 shares of restricted common stock during the six months ended June 30, 2023 and 2022, respectively, which had a weighted-average grant date fair value of $5.25 and $1.97 per share, respectively. Additionally, during the three and six month periods ended June 30, 2023, the Company granted 262,933 shares of restricted common stock, with a fair value of $4.33, which are contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. Stockholders will vote on this matter at our 2024 annual meeting of stockholders.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	714,239	$2.73
Granted (1)	45,000	5.25
Less: Forfeited	130,546	3.16
Less: Vested	179,334	3.20
Outstanding as of June 30, 2023	449,359	$2.67
(1) Contingent shares have been excluded from the calculations in the table above.

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2023	2022
Expected annual dividend yield	—%	—%
Expected volatility	80.84%	49.66%
Risk-free interest rate	3.44%	2.92%
Expected term	6 years	6 years

The expected annual dividend yield for our options granted during 2023 and 2022 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

We did not grant any stock options for the three and six months ended June 30, 2023. We granted 635,643 stock options during the three and six month periods ended June 30, 2022, which had a weighted average grant date fair value of $0.86 per share. Additionally, during the three and six months ended June 30, 2023, the Company granted 123,399 stock options, with a fair value of $3.08, which are contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. Stockholders will vote on this matter at our 2024 annual meeting of stockholders.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,250,685	$3.71	7.66	$—
Granted(1)	—	—	—	—
Less: Forfeited	40,000	3.46	—	—
Less: Expired	161,925	3.05	—	—
Less: Exercised	20,000	3.46	—	—
Outstanding as of June 30, 2023	1,028,760	$3.83	8.30	$1,561

Vested as of June 30, 2023(2)	800,759	$5.25	7.99	$653
Exercisable as of June 30, 2023	430,568	$5.25	7.99	$653
(1) Contingent options have been excluded from the calculations in the table above.
(2) The vested shares are calculated based on all vested shares at June 30, 2023, inclusive of those that have since expired. The weighted average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value is calculated based on only vested shares that are outstanding and exercisable at June 30, 2023.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

18)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

At June 30, 2023, the Company was involved in legal proceedings whereby on August 18, 2021, Jacqueline A. Miraglia filed suit in the United States District Court for the District of Delaware against United Insurance Holdings Corp. alleging violations arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and sought damages in an unspecified amount. On September 27, 2022, venue was transferred to the United States District Court for the Middle District of Florida, Tampa Division and in November, 2022, the plaintiff amended the complaint to add Skyway Claims Services as a defendant. On July 6, the Company entered into a Settlement Agreement and General Release, which resulted in an immaterial payment to the plaintiff and does not involve an admission of any wrongdoing by any party.

On July 10, 2023, we filed with the Secretary of the State of the State of Delaware a Second Certificate of Amendment of Certificate of Incorporation to change its corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation, effective July 10, 2023. In connection with the Company's name change, the Board of Directors amended the Company's by-laws to reflect the corporate name American Coastal Insurance Corporation, also effective on July 10, 2023. No other changes were made to the Company's by-laws.

On July 27, 2023, we announced that the Company will begin trading on NASDAQ under the ticker symbol "ACIC", prior to market open on August 15, 2023. The new ticker replaces the current ticker symbol "UIHC", which has been used since the Company's formation and initial public offering on the over-the-counter (OTC) market in 2007, and subsequent listing on The Nasdaq Capital Market in 2012.

On August 10, 2023, the Company issued a press release related to its earnings for the second quarter ended June 30, 2023 (the Earnings Release). The Earnings Release was filed as exhibit 99.1 to the Form 8-K filed on August 10, 2023. Subsequent to the Earnings Release, the Company has reported changes to its provision for income taxes and Income from discontinued operations, net of tax on its Consolidated Statements of Comprehensive Loss. In addition, the Company has decreased its reported other liabilities and increased its reported other assets on its Consolidated Balance Sheets.

On August 21, 2023, the Company filed an amended 10-Q for the first quarter ended March 31, 2023. This amended filing corrects our allocation of discontinued operations to include activities related directly to the support of our former subsidiary UPC. In addition, this amendment corrects our provision for income taxes to appropriately reflect the impact of the disposition of UPC.

AMERICAN COASTAL INSURANCE CORPORATION

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

EXECUTIVE SUMMARY

Overview

    American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a holding company primarily engaged in commercial and personal property and casualty insurance business with investments in the United States. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. We conduct our business principally through our two wholly-owned insurance subsidiaries: American Coastal Insurance Company (AmCoastal); and Interboro Insurance Company (IIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “American Coastal Insurance Corporation,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida and New York. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, during 2022 we wrote personal residential business in six other states, however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services, which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, can be seen in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements above.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including AmCoastal, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary Family Security Insurance Company, Inc. (FSIC), in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Tokio Marine), which formed Journey Insurance Company (JIC) in August 2018. Effective June 1, 2022, we merged JIC into AmCoastal, with AmCoastal being the surviving entity. Effective May 31, 2022, we merged FSIC into UPC, with UPC being the surviving entity.

As a result of the receivership of our former subsidiary UPC by the DFS effective February 27, 2023, our policies in-force decreased by 49.0% from 46,401 policies in-force at June 30, 2022 to 23,664 policies in-force at June 30, 2023.

We are seeking a buyer for IIC to complete our exit from the personal lines business and expect the sale price to be the book value of the entity. The following discussion highlights significant factors influencing the consolidated financial position and results of operations of American Coastal Insurance Corporation. In evaluating our results of operations, we use premiums written and earned, policies in-force and new and renewal policies by geographic concentration. We also consider the impact of catastrophe losses and prior year development on our loss ratios, expense ratios and combined ratios. In monitoring our investments, we use credit quality, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification and portfolio duration. To evaluate our financial condition, we consider our liquidity, financial strength, ratings, book value per share and return on equity.

AMERICAN COASTAL INSURANCE CORPORATION

2023 Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Gross premiums written	$243,885	$207,632	$431,008	$350,046
Gross premiums earned	158,199	129,483	302,675	252,216
Net premiums earned	83,169	64,532	170,493	122,278
Total revenues	79,295	63,910	169,615	122,342
Earnings from continuing operations, net of tax	20,352	(13,311)	50,719	(13,584)
Income (loss) from discontinued operations, net of tax	(2,573)	(55,744)	234,340	(88,728)
Consolidated net income (loss) attributable to ACIC	17,779	(69,029)	285,059	(102,201)
Net income (loss) available to ACIC stockholders per diluted share
Continuing Operations	$0.47	$(0.31)	$1.16	$(0.31)
Discontinued Operations	(0.06)	(1.29)	5.36	(2.06)
Total	$0.41	$(1.60)	$6.52	$(2.37)

Reconciliation of net income (loss) to core income (loss):
Plus: Non-cash amortization of intangible assets	$811	$812	$1,623	$1,624
Less: Income (loss) from discontinued operations, net of tax	(2,573)	(55,744)	234,340	(88,728)
Less: Realized losses on investment portfolio	(6,725)	(77)	(6,808)	(40)
Less: Unrealized gains (losses) on equity securities	141	(2,391)	615	(3,161)
Less: Net tax impact (1)	1,553	689	1,641	1,013
Core income (2)	26,192	(10,693)	56,894	(9,660)
Core income per diluted share(2)	$0.60	$(0.25)	$1.30	$(0.22)

Book value per share			$2.59	$3.85
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

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE:
Gross premiums written	$243,885	$207,632	$431,008	$350,046
Change in gross unearned premiums	(85,686)	(78,149)	(128,333)	(97,830)
Gross premiums earned	158,199	129,483	302,675	252,216
Ceded premiums earned	(75,030)	(64,951)	(132,182)	(129,938)
Net premiums earned	83,169	64,532	170,493	122,278
Net investment income	2,692	1,839	5,281	3,243
Net realized investment losses	(6,725)	(77)	(6,808)	(40)
Net unrealized gains (losses) on equity securities	141	(2,391)	615	(3,161)
Other revenue	18	7	34	22
Total revenue	79,295	63,910	169,615	122,342
EXPENSES:
Losses and loss adjustment expenses	20,915	14,032	37,327	40,347
Policy acquisition costs	25,545	23,570	52,517	43,878
Operating expenses	3,274	3,820	5,442	7,527
General and administrative expenses	6,583	8,208	15,376	16,272
Interest expense	2,719	2,363	5,438	4,722
Total expenses	59,036	51,993	116,100	112,746
Income before other income	20,259	11,917	53,515	9,596
Other income	806	258	1,394	1,591
Income before income taxes	21,065	12,175	54,909	11,187
Provision for income taxes	713	25,486	4,190	24,771
Net income from continuing operations, net of tax	$20,352	$(13,311)	$50,719	$(13,584)
Income (loss) from discontinued operations, net of tax	(2,573)	(55,744)	234,340	(88,728)
Net income (loss)	$17,779	$(69,055)	$285,059	$(102,312)
Less: Net loss attributable to noncontrolling interests	—	(26)	—	(111)
Net income (loss) attributable to ACIC	$17,779	$(69,029)	$285,059	$(102,201)
Earnings available to ACIC common stockholders per diluted share	$0.41	$(1.60)	$6.52	$(2.37)
Book value per share			$2.59	$3.85
Return on equity based on GAAP net income (loss)			NM	(72.2)%
Loss ratio, net (1)	25.1%	21.7%	21.9%	33.0%
Expense ratio (2)	42.6%	55.2%	43.0%	55.3%
Combined ratio (3)	67.7%	76.9%	64.9%	88.3%
Effect of current year catastrophe losses on combined ratio	7.9%	(3.3)%	5.4%	2.8%
Effect of prior year development on combined ratio	(6.2)%	(6.0)%	(4.9)%	(5.7)%
Underlying combined ratio (4)	66.0%	86.2%	64.4%	91.2%
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

AMERICAN COASTAL INSURANCE CORPORATION

Definitions of Non-GAAP Measures

We believe that investors' understanding of ACIC's performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2023, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2022. We have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2023 COMPARED TO DECEMBER 31, 2022

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $241,714,000 at June 30, 2023, compared to $340,905,000 at December 31, 2022.

The following table summarizes our investments, by type:

	June 30, 2023		December 31, 2022
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$2,393	1.0%	$2,385	0.7%
Foreign government	995	0.4%	991	0.3%
States, municipalities and political subdivisions	23,479	9.7%	26,895	7.9%
Public utilities	5,009	2.1%	7,694	2.3%
Corporate securities	61,770	25.5%	83,343	24.3%
Mortgage-backed securities	49,464	20.5%	56,115	16.5%
Asset-backed securities	17,753	7.3%	27,259	8.0%
Total fixed maturities	160,863	66.5%	204,682	60.0%
Mutual funds	—	—%	15,657	4.6%
Total equity securities	—	—%	15,657	4.6%
Other investments	3,582	1.5%	3,675	1.1%
Total investments	164,446	68.0%	224,014	65.7%
Cash and cash equivalents	27,767	11.5%	70,903	20.8%
Restricted cash	49,501	20.5%	45,988	13.5%
Total cash, cash equivalents, restricted cash and investments	$241,714	100.0%	$340,905	100.0%

AMERICAN COASTAL INSURANCE CORPORATION

We classify all of our fixed-maturity investments as available-for-sale. Our investments at June 30, 2023 and December 31, 2022 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the financial, utilities and industrial sectors or mutual funds. At June 30, 2023, approximately 82.7% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 17.3% were corporate bonds rated “BBB” or "BB".

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

During the second quarter of 2023, we placed our reinsurance program for the 2023 hurricane season. We purchased catastrophe excess of loss reinsurance protection up to an exhaustion point of approximately $1,300,000,000 in the aggregate. The treaties reinsure for personal and commercial lines property excess catastrophe losses caused by multiple perils including hurricanes and tropical storms. The agreements became effective as of June 1, 2023, for a one-year term, and incorporate the mandatory coverage required by and placed with the Florida Hurricane Catastrophe Fund (FHCF) and coverage required under the Florida Optional Reinsurance Assistance Program (FORA Program). The FHCF Program covers Florida risks only and we participate at 90%. The FORA Program covers Florida risks only and we participate at 100%. Under our core catastrophe excess of loss treaty, retention on a first and second event is $10,000,000. The exhaustion point of IIC's catastrophe reinsurance program is approximately $82,000,000 in the aggregate, with a retention of $3,000,000 per occurrence, covering all perils.

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Hurricane Ian, all of which is attributable to AmCoastal only. After reinstatement premiums of approximately $15.4 million, the Company, with its former subsidiary UPC has approximately $993 million of aggregate limit remaining after Hurricane Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

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

AMERICAN COASTAL INSURANCE CORPORATION

The table below outlines our quota share agreements in effect for the six months ended June 30, 2023 and 2022.

Reinsurer	Companies in Scope (1)	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2023 - 06/01/2024	40% (2)	Florida
External third-party	UPC, FSIC & AmCoastal	06/01/2022 - 06/01/2023	10% (2)	Florida, Louisiana, Texas
TypTap	UPC	06/01/2022 - 06/01/2023	100% (3)	Georgia, North Carolina, South Carolina
External third-party	UPC, FSIC & AmCoastal	12/31/2021 - 12/31/2022	8% (2)	Florida, Louisiana, Texas
HCPCI	UPC	12/31/2021 - 06/01/2022	85%	Georgia, North Carolina, South Carolina
External third-party	UPC & FSIC	12/31/2021 - 12/31/2022	25% (4)	Florida, Louisiana, Texas
HCPCI / TypTap (5)	UPC	06/01/2021 - 06/01/2022	100% (3)	Connecticut, New Jersey, Massachusetts, Rhode Island
External third-party	UPC, FSIC & AmCoastal (6)	06/01/2021 - 06/01/2022	15% (2)	Florida, Georgia, Louisiana, North Carolina, South Carolina, Texas
IIC	UPC	12/31/2020 - 12/31/2022	100%	New York
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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include AmCoastal.

Reinsurance costs as a percentage of gross earned premium during the three and six month periods ended June 30, 2023 and 2022 were as follows:

	2023	2022
Three Months Ended June 30,
Non-at-Risk	(0.5)%	(0.6)%
Quota Share	(14.4)%	(14.2)%
All Other	(32.5)%	(35.4)%
Total Ceding Ratio	(47.4)%	(50.2)%

Six Months Ended June 30,
Non-at-Risk	(0.5)%	(0.6)%
Quota Share	(10.5)%	(14.9)%
All Other	(32.8)%	(36.0)%
Total Ceding Ratio	(43.8)%	(51.5)%

Reinsurance costs as a percent of gross earned premium for our personal residential property and casualty insurance policies (personal lines) and commercial residential property and casualty insurance policies (commercial lines) operating segments during the three and six month periods ended June 30, 2023 and 2022 were as follows:

AMERICAN COASTAL INSURANCE CORPORATION

	Personal		Commercial
	2023	2022	2023	2022
Three Months Ended June 30,
Non-at-Risk	(2)%	(1.1)%	(0.4)%	(0.5)%
Quota Share	—%	—%	(15.6)%	(16.3)%
All Other	(23.9)%	(18.5)%	(33.2)%	(37.8)%
Total Ceding Ratio	(25.9)%	(19.6)%	(49.2)%	(54.6)%

Six Months Ended June 30,
Non-at-Risk	(1.8)%	(1.2)%	(0.4)%	(0.5)%
Quota Share	—%	—%	(11.4)%	(17.0)%
All Other	(26.4)%	(18.3)%	(33.3)%	(38.6)%
Total Ceding Ratio	(28.2)%	(19.5)%	(45.1)%	(56.1)%

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

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Quota Share	$(118,956)	$(17,944)	$(131,199)	$(41,072)
Excess-of-loss	(219,201)	(172,733)	(238,496)	(178,240)
Equipment, identity theft, and cyber security	(847)	(1,035)	(1,667)	(1,781)
Ceded premiums written	$(339,004)	$(191,712)	$(371,362)	$(221,093)
Change in ceded unearned premiums	263,974	126,761	239,180	91,155
Ceded premiums earned	$(75,030)	$(64,951)	$(132,182)	$(129,938)

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our personal lines and commercial lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

Commercial Lines Operating Segment Impact

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Quota Share	$(118,956)	$(17,944)	$(131,199)	$(41,072)
Excess-of-loss	(211,599)	(158,335)	(229,899)	(164,189)
Equipment, identity theft, and cyber security	(643)	(858)	(1,173)	(1,436)
Ceded premiums written	$(331,198)	$(177,137)	$(362,271)	$(206,697)
Change in ceded unearned premiums	259,373	115,366	237,072	82,904
Ceded premiums earned	$(71,825)	$(61,771)	$(125,199)	$(123,793)

AMERICAN COASTAL INSURANCE CORPORATION

Personal Lines Operating Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Excess-of-loss	(7,602)	(14,404)	(8,597)	(14,051)
Equipment, identity theft, and cyber security	(204)	(177)	(494)	(345)
Ceded premiums written	$(7,806)	$(14,581)	$(9,091)	$(14,396)
Change in ceded unearned premiums	4,601	11,401	2,108	8,251
Ceded premiums earned	$(3,205)	$(3,180)	$(6,983)	$(6,145)

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	5	6,540	7.9%	7	(2,113)	(3.3)%
Total	5	$6,540	7.9%	7	$(2,113)	(3.3)%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	8	9,155	5.4%	10	3,416	2.8%
Total	8	$9,155	5.4%	10	$3,416	2.8%
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

AMERICAN COASTAL INSURANCE CORPORATION

Commercial Lines Operating Segment

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	5	6,201	8.4%	3	(2,587)	(5.0)%
Total	5	$6,201	8.4%	3	$(2,587)	(5.0)%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	6	8,298	5.4%	6	518	0.5%
Total	6	$8,298	5.4%	6	$518	0.5%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

Personal Lines Operating Segment

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	—	340	3.7%	3	474	3.6%
Total	—	$340	3.7%	3	$474	3.6%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	3	858	4.8%	6	2,898	11.4%
Total	3	$858	4.8%	6	$2,898	11.4%
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

Unpaid losses and LAE totaled $534,676,000 and $842,958,000 as of June 30, 2023 and December 31, 2022, respectively. Of this total, $513,118,000 and $816,489,000, respectively, is related to our commercial lines operating segment. The

AMERICAN COASTAL INSURANCE CORPORATION

remaining $21,558,000 and $26,469,000, respectively, is related to our personal lines operating segment. On a consolidated basis, this balance has decreased from year end as we continue to settle claims related to Hurricane Ian which made landfall in the third quarter of 2022.

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

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

Net earnings attributable to ACIC for the three months ended June 30, 2023 increased $86,808,000, or 125.8%, to net income of $17,779,000 for the second quarter of 2023 from a net loss of $69,029,000 for the same period in 2022. Of this income, $20,352,000 is attributable to continuing operations for the three months ended June 30, 2023, an increase of $33,663,000 from a net loss of $13,311,000 for the same period in 2022. of Drivers of net income from continuing operations during the second quarter of 2023 include increased gross premiums earned, a decrease in our provision for taxes driven by the recognition of a valuation allowance against our deferred tax assets during 2022 and decreases in both operating and administrative costs, as described below. This was partially offset by increases in loss and LAE driven by increased catastrophe losses, and increased policy acquisition costs, as described below. In addition to continuing operations, we recognized a loss from discontinued operations of $2,573,000, driven by the deconsolidation of UPC and activities related directly to supporting the business conducted by UPC.

Revenue

Our gross written premiums increased $36,253,000, or 17.5%, to $243,885,000 for the second quarter ended June 30, 2023 from $207,632,000 for the same period in 2022. This increase was driven primarily by an increase in our commercial premiums written, as we focus on transitioning towards a specialty commercial lines underwriter. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by state and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$236,766	$179,188	$57,578
New York	7,063	4,984	2,079
Texas	—	1,803	(1,803)
South Carolina	—	(78)	78
Total direct written premium by state	243,829	185,897	57,932
Assumed premium (2)	56	21,735	(21,679)
Total gross written premium by state	$243,885	$207,632	$36,253

Gross Written Premium by Line of Business
Commercial property	236,822	181,067	55,755
Personal property	$7,063	$26,565	$(19,502)
Total gross written premium by line of business	$243,885	$207,632	$36,253
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 primarily included commercial property business assumed from unaffiliated insurers. Assumed premium written for 2022 includes New York personal property business assumed from our former subsidiary, UPC totaling $11,863,000.

	Three Months Ended June 30,
New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	1,457	1,956	(499)
New York	4,563	10,991	(6,428)
Texas	—	14	(14)
South Carolina	—	1	(1)
Total	6,020	12,962	(6,942)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the three months ended June 30, 2023 increased $7,043,000, or 13.5%, to $59,036,000 from $51,993,000 for the same period in 2022. The increase in expenses was primarily due to an increase in loss and LAE and policy acquisition costs. Operating and underwriting expenses and general and administrative expenses decreased in the second quarter of 2023 compared to the second quarter of 2022. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2023	2022	Change
Net loss and LAE	$20,915	$14,032	$6,883
% of Gross earned premiums	13.2%	10.8%	2.4 pts
% of Net earned premiums	25.1%	21.7%	3.4 pts
Less:
Current year catastrophe losses	$6,540	$(2,112)	$8,652
Prior year reserve unfavorable development	(5,151)	(3,877)	(1,274)
Underlying loss and LAE (1)	$19,526	$20,021	$(495)
% of Gross earned premiums	12.3%	15.5%	(3.2) pts
% of Net earned premiums	23.5%	31.0%	(7.5) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended June 30,
	2023	2022	Change
Policy acquisition costs	$25,545	$23,570	$1,975
Operating and underwriting	3,274	3,820	(546)
General and administrative	6,583	8,208	(1,625)
Total Operating Expenses	$35,402	$35,598	$(196)
% of Gross earned premiums	22.4%	27.5%	(5.1) pts
% of Net earned premiums	42.6%	55.2%	(12.6) pts

Loss and LAE increased by $6,883,000, or 49.1%, to $20,915,000 for the second quarter of 2023 from $14,032,000 for the second quarter of 2022. Loss and LAE expense as a percentage of net earned premiums increased 3.4 points to 25.1% for the second quarter of 2023, compared to 21.7% for the second quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2023 would have been 12.3%, a decrease of 3.2 points from 15.5% during the second quarter of 2022.

Policy acquisition costs increased by $1,975,000, or 8.4%, to $25,545,000 for the second quarter of 2023 from $23,570,000 for the second quarter of 2022, primarily due to an increase in external management fees incurred of $4,878,000 related to our commercial lines gross written premium during the second quarter of 2023. In addition, we experienced increases in agent commissions, policy administration fees and premium taxes of $1,009,000, $149,000 and $658,000, respectively, driven by increased written premium quarter-over-quarter. These increases were partially offset by an increase in ceding commission income of $4,837,000 driven by our commercial lines quota share coverage entered into in the second quarter of 2023.

Operating and underwriting expenses decreased by $546,000, or 14.3%, to $3,274,000 for the second quarter of 2023 from $3,820,000 for the second quarter of 2022, driven by a decrease in investments in technology of $766,000 quarter-over-quarter.

General and administrative expenses decreased by $1,625,000, or 19.8%, to $6,583,000 for the second quarter of 2023 from $8,208,000 for the second quarter of 2022, driven by the a decrease in salary related expenses of $863,000, driven by decreased headcount quarter-over-quarter. In addition, costs for professional services provided by external vendors decreased $624,000 quarter-over-quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the three months ended June 30, 2023 increased $6,595,000, or 35.1%, to pre-tax income of $25,381,000 for the second quarter of 2023 from pre-tax income of $18,786,000 for the same period in 2022. The change in earnings was primarily driven by increased gross written premiums quarter-over-quarter. This was partially offset by increased loss and LAE and policy acquisition costs quarter-over-quarter. The details of these changes are described below.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $55,755,000, or 30.8%, to $236,822,000 for the second quarter ended June 30, 2023 from $181,067,000 for the same period in 2022. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and transitioning towards a specialty commercial lines underwriter. The breakdown of the commercial lines operating segment quarter-over-quarter changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Three Months Ended June 30,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$236,766	$179,188	$57,578
Texas	—	1,803	(1,803)
South Carolina	—	(78)	78
Total direct written premium by state	236,766	180,913	55,853
Assumed premium (2)	56	154	(98)
Total gross written premium by state	$236,822	$181,067	$55,755
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended June 30,
New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	1,457	1,956	(499)
Texas	—	14	(14)
South Carolina	—	1	(1)
Total	1,457	1,971	(514)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our commercial lines operating segment for the three months ended June 30, 2023 increased $12,233,000, or 38.6%, to $43,903,000 from $31,670,000 for the same period in 2022. The increase in expenses was primarily due to an increase in loss and LAE and policy acquisition costs in the second quarter of 2023 compared to the second quarter of 2022. The details of these changes can be seen below.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2023	2022	Change
Net loss and LAE	$16,245	$8,194	$8,051
% of Gross earned premiums	11.1%	7.2%	3.9 pts
% of Net earned premiums	22.0%	15.9%	6.1 pts
Less:
Current year catastrophe losses	$6,201	$(2,587)	$8,788
Prior year reserve (favorable) development	(5,337)	(1,886)	(3,451)
Underlying loss and LAE (1)	$15,381	$12,667	$2,714
% of Gross earned premiums	10.5%	11.2%	(0.7) pts
% of Net earned premiums	20.8%	24.6%	(3.8) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Three Months Ended June 30,
	2023	2022	Change
Policy acquisition costs	$23,526	$19,928	$3,598
Operating and underwriting	1,501	1,127	374
General and administrative	2,631	2,421	210
Total Operating Expenses	$27,658	$23,476	$4,182
% of Gross earned premiums	19.0%	20.7%	(1.7) pts
% of Net earned premiums	37.4%	45.6%	(8.2) pts

Loss and LAE attributable to our commercial lines operating segment increased by $8,051,000, or 98.3%, to $16,245,000 for the second quarter of 2023 from $8,194,000 for the second quarter of 2022. Loss and LAE expense as a percentage of net earned premiums increased 6.1 points to 22.0% for the second quarter of 2023, compared to 15.9% for the second quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2023 would have been 10.5%, a decrease of 0.7 points from 11.2% during the second quarter of 2022.

Policy acquisition costs attributable to our commercial lines operating segment increased by $3,598,000, or 18.1%, to $23,526,000 for the second quarter of 2023 from $19,928,000 for the second quarter of 2022, driven by increases in external management fees of $4,879,000, premium taxes of $591,000 and agent commissions of $391,000, all as a result of increased gross written premiums quarter-over-quarter. This was partially offset by increased ceding commission income of $2,246,000 related to our quota share reinsurance agreements, driven by new agreements as a part of our 2023 core catastrophe reinsurance program.

Operating and underwriting expenses attributable to our commercial lines operating segment increased by $374,000, or 33.2%, to $1,501,000 for the second quarter of 2023 from $1,127,000 for the second quarter of 2022, driven by a $749,000 increase in underwriting expenses quarter-over-quarter, partially offset by decreased allocations of expenses for investments in technology of $361,000 quarter-over-quarter.

General and administrative expenses attributable to our commercial lines operating segment increased by $210,000, or 8.7%, to $2,631,000 for the second quarter of 2023 from $2,421,000 for the second quarter of 2022, driven by a $369,000 increase in allocated external professional services costs for the second quarter of 2023 compared to the same period in 2022. This was partially offset by a decrease in salary related expenses of $133,000, driven by decreased headcount quarter-over-quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the three months ended June 30, 2023 increased $2,389,000, or 64.1%, to a pre-tax loss of $1,336,000 for the second quarter of 2023 from a pre-tax loss of $3,725,000 for the same period in 2022. The change in pretax earnings was primarily driven by a decrease in expenses, partially offset by a decrease in gross premiums written and earned quarter-over-quarter as described below. The details of the change in these expenses are described below.

Revenue

Our gross written premiums attributable to our personal lines operating segment decreased $19,502,000, or 73.4%, to $7,063,000 for the second quarter ended June 30, 2023 from $26,565,000 for the same period in 2022. This decrease was driven primarily by a decrease in assumed premiums, driven by the termination of our quota share agreement between our former subsidiary, UPC and IIC effective December 31, 2022. The change in personal lines direct written and assumed premiums and new and renewal policies of the personal lines operating segment quarter-over-quarter can be seen below.

($ in thousands, policies in ones)	Three Months Ended June 30,
	2023	2022	Change

Direct Written Premium	$7,063	$4,984	$2,079
Assumed Premiums	—	21,581	(21,581)
Total gross written premium	$7,063	$26,565	$(19,502)

New and Renewal Policies (1)	4,563	10,991	(6,428)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our personal lines operating segment for the three months ended June 30, 2023 decreased $5,241,000, or 30.2%, to $12,130,000 from $17,371,000 for the same period in 2022. The decrease in expenses is attributable to a decrease in general and administrative expenses and policy acquisition costs. Loss and LAE incurred also decreased, driven by decreased non-catastrophe losses. Operating and underwriting expenses also decreased quarter-over-quarter. The details of these changes are described below.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2023	2022	Change
Net loss and LAE	$4,670	$5,838	$(1,168)
% of Gross earned premiums	37.7%	35.9%	1.8 pts
% of Net earned premiums	50.9%	44.6%	6.3 pts
Less:
Current year catastrophe losses	$340	$475	$(135)
Prior year reserve (favorable) development	186	(1,991)	2,177
Underlying loss and LAE (1)	$4,144	$7,354	$(3,210)
% of Gross earned premiums	33.5%	45.2%	(11.7) pts
% of Net earned premiums	45.2%	56.2%	(11.0) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Three Months Ended June 30,
	2023	2022	Change
Policy acquisition costs	$2,019	$3,642	$(1,623)
Operating and underwriting	1,669	2,606	(937)
General and administrative	3,772	5,285	(1,513)
Total Operating Expenses	$7,460	$11,533	$(4,073)
% of Gross earned premiums	60.2%	70.9%	(10.7) pts
% of Net earned premiums	81.2%	88.1%	(6.9) pts

Loss and LAE attributable to our personal lines operating segment decreased by $1,168,000, or 20.0%, to $4,670,000 for the second quarter of 2023 from $5,838,000 for the second quarter of 2022. Loss and LAE expense as a percentage of net earned premiums increased 6.3 points to 50.9% for the second quarter of 2023, compared to 44.6% for the second quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the second quarter of 2023 would have been 33.5%, a decrease of 11.7 points from 45.2% during the second quarter of 2022.

Policy acquisition costs attributable to our personal lines operating segment decreased by $1,623,000, or 44.6%, to $2,019,000 for the second quarter of 2023 from $3,642,000 for the second quarter of 2022, primarily due to a decrease in reinsurance commissions of $2,591,000, driven by the termination of the quota share agreement between our former subsidiary UPC and IIC. This was partially offset by increased agent commissions and policy administration fees of $618,000 and $167,000, respectively, which fluctuate in conjunction with the quarter-over-quarter increase in personal lines direct gross written premium.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $937,000, or 36.0%, to $1,669,000 for the second quarter of 2023 from $2,606,000 for the second quarter of 2022, due to decreased investments in technology of $397,000 and decreased underwriting expenses of $188,000 quarter-over-quarter. We also experienced decreased operating costs such as utilities, printing and postage of $216,000 quarter-over-quarter.

General and administrative expenses attributable to our personal lines operating segment decreased by $1,513,000, or 28.6%, to $3,772,000 for the second quarter of 2023 from $5,285,000 for the second quarter of 2022, driven by a $730,000 decrease in salary related expenses as a result of lower headcount quarter-over-quarter. In addition, costs for professional services provided by external vendors decreased $739,000 quarter-over-quarter.

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

Net earnings attributable to ACIC for the six months ended June 30, 2023 increased $387,260,000, or 378.9%, to net income of $285,059,000 from a net loss of $102,201,000 for the same period in 2022. Of this income, $50,719,000 is attributable to continuing operations for the six months ended June 30, 2023, an increase of $64,303,000 from a net loss of $13,584,000 for the same period in 2022. Drivers of net income from continuing operations during 2023 include increased gross premiums earned, a decrease in our provision for taxes driven by the recognition of a valuation allowance against our deferred tax assets during 2022 and decreased operating and administrative costs, as well as decreased loss and LAE incurred, as described below. In addition to continuing operations, we recognized income from discontinued operations of $234,340,000, driven by the deconsolidation of UPC and activities related directly to supporting the business conducted by UPC.

Revenue

Our gross written premiums increased $80,962,000, or 23.1%, to $431,008,000 for the six months ended June 30, 2023 from $350,046,000 for the same period in 2022. This increase was driven primarily by an increase in our commercial premiums written, as we focus on transitioning towards a specialty commercial lines underwriter. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by state and gross written premium by line of business are shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$413,377	$304,952	$108,425
New York	17,545	9,667	7,878
South Carolina	—	15	(15)
Texas	(9)	3,789	(3,798)
Total direct written premium by region	430,913	318,423	112,490
Assumed premium (2)	95	31,623	(31,528)
Total gross written premium by region	$431,008	$350,046	$80,962

Gross Written Premium by Line of Business
Commercial property	413,463	309,031	104,432
Personal property	$17,545	$41,015	$(23,470)
Total gross written premium by line of business	$431,008	$350,046	$80,962
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 primarily included commercial property business assumed from unaffiliated insurers. Assumed premium written for 2022 includes New York personal property business assumed from our former subsidiary, UPC totaling $21,630,000.

	Six Months Ended June 30,
New and Renewal Policies (1) By State (2)	2023	2022	Change
Florida	2,614	3,428	(814)
New York	10,700	20,943	(10,243)
Texas	—	32	(32)
South Carolina	—	2	(2)
Total	13,314	24,405	(11,091)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the six months ended June 30, 2023 increased $3,354,000, or 3.0%, to $116,100,000 from $112,746,000 for the same period in 2022. The increase in expenses was primarily due to an increase in policy acquisition costs year-over-year. Loss and LAE incurred, operating and underwriting and general and administrative expenses all decreased year-over-year. The details of these changes can be seen below.

	Six Months Ended June 30,
	2023	2022	Change
Net loss and LAE	$37,327	$40,347	$(3,020)
% of Gross earned premiums	12.3%	16.0%	(3.7) pts
% of Net earned premiums	21.9%	33.0%	(11.1) pts
Less:
Current year catastrophe losses	$9,155	$3,416	$5,739
Prior year reserve (favorable) development	(8,316)	(6,941)	(1,375)
Underlying loss and LAE (1)	$36,488	$43,872	$(7,384)
% of Gross earned premiums	12.1%	17.4%	(5.3) pts
% of Net earned premiums	21.4%	35.9%	(14.5) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Six Months Ended June 30,
	2023	2022	Change
Policy acquisition costs	$52,517	$43,878	$8,639
Operating and underwriting	5,442	7,527	(2,085)
General and administrative	15,376	16,272	(896)
Total operating expenses	$73,335	$67,677	$5,658
% of Gross earned premiums	24.2%	26.8%	(2.6) pts
% of Net earned premiums	43.0%	55.3%	(12.3) pts

Loss and LAE decreased $3,020,000, or 7.5%, to $37,327,000 for the six months ended June 30, 2023 from $40,347,000 for the same period in 2022. Loss and LAE expense as a percentage of net earned premiums decreased 11.1 points to 21.9% for the six months ended June 30, 2023, compared to 33.0% for the same period in 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2023 was 12.1%, a decrease of 5.3 points from 17.4% during the six months ended June 30, 2022.

Policy acquisition costs increased $8,639,000, or 19.7%, to $52,517,000 for the six months ended June 30, 2023 from $43,878,000 for the same period in 2022. The primary driver of the increase was an increase in external management fees incurred of $12,415,000 related to our commercial lines gross written premium during 2023. This was partially offset by an increase in ceding commission income of $3,861,000 driven by our commercial lines quota share coverage entered into in the second quarter of 2023.

Operating expenses decreased $2,085,000, or 27.7%, to $5,442,000 for the six months ended June 30, 2023 from $7,527,000 for the same period in 2022, primarily due to decreased investments in technology of $1,271,000. We also experienced decreased operating costs such as utilities, printing and postage of $484,000 year-over-year.

General and administrative expenses decreased $896,000, or 5.5%, to $15,376,000 for the six months ended June 30, 2023 from $16,272,000 for the same period in 2022 driven by a $477,000 decrease in tax related expenses year-over-year. In addition, depreciation and amortization expense decreased $501,000 year-over-year.

AMERICAN COASTAL INSURANCE CORPORATION

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the six months ended June 30, 2023 increased $33,932,000, or 111.7%, to pre-tax income of $64,300,000 from pre-tax income of $30,368,000 for the same period in 2022. The change in earnings was primarily driven by increased gross written premiums, the details of which are described below. This increase was partially offset by increased policy acquisition costs and loss and LAE incurred during 2023 compared to the same period in 2022. The details of these changes are described below.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $104,432,000, or 33.8%, to $413,463,000 for the six months ended June 30, 2023 from $309,031,000 for the same period in 2022. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and transitioning to a specialty commercial lines underwriter. The breakdown of the commercial lines operating segment year-over-year changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Six Months Ended June 30,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$413,377	$304,952	$108,425
South Carolina	—	15	(15)
Texas	(9)	3,789	(3,798)
Total direct written premium by region	413,368	308,756	104,612
Assumed premium (2)	95	275	(180)
Total gross written premium by region	$413,463	$309,031	$104,432
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 and 2022 is primarily commercial property business assumed from unaffiliated insurers.

	Six Months Ended June 30,
New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	2,614	3,428	(814)
Texas	—	32	(32)
South Carolina	—	2	(2)
Total	2,614	3,462	(848)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our commercial lines operating segment for the six months ended June 30, 2023 increased $19,929,000, or 30.2%, to $85,820,000 from $65,891,000 for the same period in 2022. The increase in expenses was primarily due to an increase in policy acquisition costs and loss and LAE expenses during 2023 compared to the same period in 2022. The details of these changes can be seen below.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Six Months Ended June 30,
	2023	2022	Change
Net loss and LAE	$30,146	$22,308	$7,838
% of Gross earned premiums	10.8%	10.1%	0.7 pts
% of Net earned premiums	19.7%	23.0%	(3.3) pts
Less:
Current year catastrophe losses	$8,298	$518	$7,780
Prior year reserve (favorable) development	(8,107)	(3,689)	(4,418)
Underlying loss and LAE (1)	$29,955	$25,479	$4,476
% of Gross earned premiums	10.8%	11.5%	(0.7) pts
% of Net earned premiums	19.6%	26.3%	(6.7) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Six Months Ended June 30,
	2023	2022	Change
Policy acquisition costs	$48,692	$36,606	$12,086
Operating and underwriting	1,597	2,236	(639)
General and administrative	5,385	4,741	644
Total Operating Expenses	$55,674	$43,583	$12,091
% of Gross earned premiums	20.0%	19.7%	0.3 pts
% of Net earned premiums	36.5%	45.0%	(8.5) pts

Loss and LAE attributable to our commercial lines operating segment increased by $7,838,000, or 35.1%, to $30,146,000 for the six months ended June 30, 2023 from $22,308,000 for the same period in 2022. Loss and LAE expense as a percentage of net earned premiums decreased 3.3 points to 19.7% for the six months ended June 30, 2023 compared to 23.0% for the same period in 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2023 would have been 10.8%, a decrease of 0.7 points from 11.5% during the same period in 2022.

Policy acquisition costs attributable to our commercial lines operating segment increased by $12,086,000, or 33.0%, to $48,692,000 for the six months ended June 30, 2023 from $36,606,000 for the same period in 2022, driven by a $12,415,000 increase in external management fees as a result of increased gross written premiums year-over-year.

Operating and underwriting expenses attributable to our commercial lines operating segment decreased by $639,000, or 28.6%, to $1,597,000 for the six months ended June 30, 2023 from $2,236,000 for the same period in 2022, driven by a $557,000 decrease in allocations of expenses for investments in technology.

General and administrative expenses attributable to our commercial lines operating segment increased by $644,000, or 13.6%, to $5,385,000 for the six months ended 2023 from $4,741,000 for the same period in 2022, driven by a $765,000 increase in allocated external fees related to legal, audit, actuarial and tax services provided during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the six months ended June 30, 2023 increased $11,839,000, or 78.5%, to a pre-tax loss of $3,243,000 from a pre-tax loss of $15,082,000 for the same period in 2022. The change in pretax earnings was primarily driven by a decrease in expenses, partially offset by a decrease in gross written premiums written and earned year-over-year as described below. The details of the changes in these expenses are described below.

Revenue

Our gross written premiums attributable to our personal lines operating segment decreased $23,470,000 or 57.2%, to $17,545,000 for the six months ended June 30, 2023 from $41,015,000 for the same period in 2022. This decrease was driven primarily by a decrease in assumed premiums, driven by the termination of our quota share agreement between our former subsidiary, UPC and IIC effective December 31, 2022. The change in personal lines direct written and assumed premiums and new and renewal policies of the personal lines operating segment year-over-year can be seen below.

($ in thousands)	Six Months Ended June 30,
	2023	2022	Change

Direct Written Premium	$17,545	$9,667	$7,878
Assumed Premiums	—	31,348	(31,348)
Total gross written premium by region	$17,545	$41,015	$(23,470)

New and Renewal Policies (1)	10,700	20,943	(10,243)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our personal lines operating segment for the six months ended June 30, 2023 decreased $16,770,000, or 40.8%, to $24,302,000 from $41,072,000 for the same period in 2022. The decrease in expenses is attributable to a decrease in loss and LAE incurred and policy acquisition costs. General and administrative and operating and underwriting expenses also decreased year-over-year. The details of these changes are described below.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Six Months Ended June 30,
	2023	2022	Change
Net loss and LAE	$7,181	$18,039	$(10,858)
% of Gross earned premiums	28.9%	57.2%	(28.3) pts
% of Net earned premiums	40.2%	71.1%	(30.9) pts
Less:
Current year catastrophe losses	$858	$2,898	$(2,040)
Prior year reserve (favorable) development	(209)	(3,252)	3,043
Underlying loss and LAE (1)	$6,532	$18,393	$(11,861)
% of Gross earned premiums	26.3%	58.3%	(32.0) pts
% of Net earned premiums	36.5%	72.4%	(35.9) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Six Months Ended June 30,
	2023	2022	Change
Policy acquisition costs	$3,825	$7,272	$(3,447)
Operating and underwriting	3,617	5,113	(1,496)
General and administrative	9,679	10,648	(969)
Total Operating Expenses	$17,121	$23,033	$(5,912)
% of Gross earned premiums	69.0%	73.0%	(4.0) pts
% of Net earned premiums	95.9%	90.7%	5.2 pts

Loss and LAE attributable to our personal lines operating segment decreased by $10,858,000, or 60.2%, to $7,181,000 for the six months ended June 30, 2023 from $18,039,000 for the same period in 2022. Loss and LAE expense as a percentage of net earned premiums increased 30.9 points to 40.2% for the six months ended June 30, 2023, compared to 71.1% for the same period in 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2023 would have been 26.3%, a decrease of 32.0 points from 58.3% for the same period in 2022.

Policy acquisition costs attributable to our personal lines operating segment decreased by $3,447,000, or 47.4%, to $3,825,000 for the six months ended June 30, 2023 from $7,272,000 for the same period in 2022, primarily due to a decrease in reinsurance commissions of $5,121,000, driven by the termination of the quota share agreement between our former subsidiary UPC and IIC. This was partially offset by increased agent commissions and policy administration fees of $884,000 and $284,000, respectively, which fluctuate in conjunction with the year-over-year increase in personal lines direct gross written premium.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $1,496,000, or 29.3%, to $3,617,000 for the six months ended June 30, 2023 from $5,113,000 for the same period in 2022, due to decreased investments in technology of $699,000 and decreased underwriting expenses of $310,000 year-over-year. We also experienced decreased operating costs such as utilities, printing and postage of $188,000 year-over-year.

General and administrative expenses attributable to our personal lines operating segment decreased $969,000, or 9.1%, to $9,679,000 for the six months ended June 30, 2023 from $10,648,000 for the same period in 2022, driven costs for professional services provided by external vendors decreasing $877,000 year-over-year.

AMERICAN COASTAL INSURANCE CORPORATION

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

During the three and six months ended June 30, 2023, the Company made no capital contributions to its subsidiaries. During the three and six months ended June 30, 2022, the Company made capital contributions of $31,000,000 and $39,000,000, respectively to our former insurance subsidiary, UPC and capital contribution of $3,200,000 and $11,200,000, respectively to our former insurance subsidiary, FSIC. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

As described in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements above, substantial doubt existed about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that our Form 10-K was previously issued. However, as of June 30, 2023, the Company has concluded that the events described in Note 1 have alleviated this substantial doubt. Accordingly, the unaudited condensed consolidated interim financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Cash Flows for the six months ended June 30, 2023 and 2022 (in millions)

Operating Activities

AMERICAN COASTAL INSURANCE CORPORATION

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

During the six months ended June 30, 2023, we experienced cash outflows of $232,823,000 compared to cash inflows of $8,286,000 during the six months ended June 30, 2022. This change in outflows was driven by the continued payment of claims, partially offset by recoveries received during the year, resulting in a decrease in our unpaid loss & loss adjustment expenses of $68,330,000 net of reinsurance recoverables. In addition, the Company experienced outflows from reinsurance contract payments which resulted in a net increase in our unearned paid premiums of $98,532,000. The remainder of these outflows can be attributed to normal business processes.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the six months ended June 30, 2023, net sales of investments totaled $258,736,000 compared to net sales of investments of $83,661,000 during the six months ended June 30, 2022. This was offset by the disposition of $232,582,000 of cash held by UPC at the time of receivership.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the six months ended June 30, 2023, no cash was used in financing activities compared to $21,685,000 for the six months ended June 30, 2022. The decrease in outflow in 2023 can be attributed to no dividend payment being made in the first quarter of 2023. In addition, no repayments of borrowings were made in 2023 as we no longer hold the debt associated with our former subsidiary, UPC. Finally, in 2022 we returned capital attributable to the noncontrolling interest of JIC. This was a one-time return of capital.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2023, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2022. We had no material changes in our market risk during the six months ended June 30, 2023.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identification of the material weakness.

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

At June 30, 2023, the Company is involved in legal proceedings whereby on August 18, 2021, Jacqueline A. Miraglia filed suit in the United States District Court for the District of Delaware against United Insurance Holdings Corp. alleging violations arising under Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act of 1967, and sought damages in an unspecified amount. On September 27, 2022, venue was transferred to the United States District Court for the Middle District of Florida, Tampa Division and in November, 2022, the plaintiff amended the complaint to add Skyway Claims Services as a defendant. On July 6, 2023, the Company entered into a Settlement Agreement and General Release, which resulted in an immaterial payment to the plaintiff and did not involve an admission of any wrongdoing by any party.

AMERICAN COASTAL INSURANCE CORPORATION

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in this Amended Report, in the course of preparing our interim financial statements for the fiscal quarter ended June 30, 2023, we identified a material weakness in our internal control over financial reporting, which existed as of March 31, 2023. The material weakness was caused by inadequate controls over our tax processes, described in more detail under the heading Part I — Item 4. Controls and Procedures in this Amended Report. We have commenced efforts to remediate the material weakness as described in more detail under the heading Part I — Item 4. Controls and Procedures in this Amended Report. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

AMERICAN COASTAL INSURANCE CORPORATION

Exhibit	Description

3.1	Second Certificate of Amendment of Certificate of Incorporation. (included as Exhibit 3.1 to the Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

3.2	First Amendment to the Amended And Restated Bylaws. (included as Exhibit 3.2 to the Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

AMERICAN COASTAL INSURANCE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORPORATION

August 21, 2023	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

August 21, 2023	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)