Form 10-Q
period 2023-09-30
AMERICAN COASTAL INSURANCE Corp
filed 2023-11-14
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of November 8, 2023, 43,897,772 shares of common stock, par value $0.0001 per share, were outstanding.

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
•our ability to implement and maintain adequate internal controls over financial reporting, including our ability to remediate any existing material weakness in our internal controls over financial reporting and the timing of any such remediation, as well as our ability to reestablish effective internal controls over financial reporting and disclosure controls and procedures;
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

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $180,803 and $237,735, respectively)	$153,857	$204,682
Equity securities	—	15,657
Other investments (amortized cost of $2,243 and $3,072, respectively)	2,599	3,675
Total investments	$156,456	$224,014
Cash and cash equivalents	111,061	70,903
Restricted cash	19,427	45,988
Total cash, cash equivalents and restricted cash	$130,488	$116,891
Accrued investment income	1,540	1,605
Property and equipment, net	3,910	5,293
Premiums receivable, net (credit allowance of $22 and $32, respectively)	22,441	39,301
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $107 and $333, respectively)	448,358	796,546
Ceded unearned premiums	241,270	90,496
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	28,852	52,369
Intangible assets, net	10,135	12,770
Other assets	35,581	3,920
Assets held for disposal	11,183	1,434,815
Total Assets	$1,149,690	$2,837,496
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$443,406	$842,958
Unearned premiums	325,423	258,978
Reinsurance payable on premiums	3,963	30,503
Payments outstanding	11,636	2,000
Accounts payable and accrued expenses	84,772	74,386
Operating lease liability	941	1,689
Other liabilities	8,504	5,849
Notes payable, net	148,604	148,355
Liabilities held for disposal	1,792	1,654,817
Total Liabilities	$1,029,041	$3,019,535
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,623,769 and 43,492,256 issued, respectively; 43,411,686 and 43,280,173 outstanding, respectively	4	4
Additional paid-in capital	396,584	395,631
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(23,835)	(30,947)
Retained earnings (deficit)	(251,673)	(546,296)
Total Stockholders' Equity (Deficit)	$120,649	$(182,039)
Total Liabilities and Stockholders' Equity	$1,149,690	$2,837,496
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUE:
Gross premiums written	$103,872	$103,153	$534,880	$453,199
Change in gross unearned premiums	61,888	35,207	(66,445)	(62,623)
Gross premiums earned	165,760	138,360	468,435	390,576
Ceded premiums earned	(109,952)	(68,134)	(242,134)	(198,072)
Net premiums earned	55,808	70,226	226,301	192,504
Net investment income	2,709	2,236	7,990	5,479
Net realized investment gains (losses)	2	(4)	(6,806)	(44)
Net unrealized gains (losses) on equity securities	177	(897)	792	(4,058)
Other revenue	18	1,191	52	1,213
Total revenue	58,714	72,752	228,329	195,094
EXPENSES:
Losses and loss adjustment expenses	13,764	52,765	51,091	93,112
Policy acquisition costs	15,600	26,030	68,117	69,908
Operating expenses	2,799	3,123	8,241	10,650
General and administrative expenses	6,131	15,959	21,507	32,231
Interest expense	2,718	2,358	8,156	7,080
Total expenses	41,012	100,235	157,112	212,981
Income (loss) before other income (loss)	17,702	(27,483)	71,217	(17,887)
Other income (loss)	(226)	(29)	1,168	1,562
Income (loss) before income taxes	17,476	(27,512)	72,385	(16,325)
Provision (benefit) for income taxes	3,103	(66)	7,293	24,705
Income (loss) from continuing operations, net of tax	$14,373	$(27,446)	$65,092	$(41,030)
Income (loss) from discontinued operations, net of tax	(3,805)	(43,438)	230,535	(132,166)
Net income (loss)	10,568	(70,884)	$295,627	$(173,196)
Less: Net loss attributable to NCI	—	—	—	(111)
Net income (loss) attributable to ACIC	$10,568	$(70,884)	$295,627	$(173,085)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized losses on investments	(2,761)	(15,953)	(698)	(60,232)
Reclassification adjustment for net realized investment losses (gains)	(2)	9	6,806	1,856
Income tax benefit related to items of other comprehensive income (loss)	—	—	—	49
Total comprehensive income (loss)	$7,805	$(86,828)	$301,735	$(231,523)
Less: Comprehensive loss attributable to NCI	—	—	—	(164)
Comprehensive income (loss) attributable to ACIC	$7,805	$(86,828)	$301,735	$(231,359)

Weighted average shares outstanding
Basic	43,301,388	43,075,234	43,220,084	43,035,374
Diluted	44,142,693	43,075,234	43,888,665	43,035,374

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.33	$(0.64)	$1.51	$(0.95)
Discontinued operations	(0.09)	(1.01)	5.33	(3.07)
Total	$0.24	$(1.65)	$6.84	$(4.02)
Diluted
Continuing operations	$0.33	$(0.64)	$1.48	$(0.95)
Discontinued operations	(0.09)	(1.01)	5.25	(3.07)
Total	$0.24	$(1.65)	$6.73	$(4.02)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2022	43,313,166	$4	$394,902	$(431)	$(48,861)	$(178,642)	$166,972	$—	$166,972
Net loss	—	—	—	—	—	(70,884)	(70,884)	—	(70,884)
Other comprehensive loss, net	—	—	—	—	(15,944)	—	(15,944)	—	(15,944)
Return of Capital to NCI	—	—	—	—	—	—	—	—	—
Stock Compensation	(27,359)	—	290	—	—	—	290	—	290
September 30, 2022	43,285,807	$4	$395,192	$(431)	$(64,805)	$(249,526)	$80,434	$—	$80,434

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

June 30, 2023	43,406,486	$4	$396,136	$(431)	$(21,072)	$(262,241)	$112,396	$—	$112,396
Net Income	—	—	—	—	—	10,568	10,568	—	10,568
Other comprehensive loss, net	—	—	—	—	(2,763)	—	(2,763)	—	(2,763)
Stock Compensation	—	—	410	—	—	—	410	—	410
Issuance of common stock	5,200	—	38	—	—	—	38	—	38
September 30, 2023	43,411,686	$4	$396,584	$(431)	$(23,835)	$(251,673)	$120,649	$—	$120,649

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC	NCI	Total Stockholders’ Equity
	Number of Shares	Dollars

December 31, 2021	43,370,442	$4	$394,268	$(431)	$(6,531)	$(74,904)	$312,406	$19,551	$331,957
Net loss	—	—	—	—	—	(173,085)	(173,085)	(111)	(173,196)
Other comprehensive loss, net	—	—	—	—	(58,274)	—	(58,274)	(53)	(58,327)
Return of Capital to NCI	—	—	—	—	—	1,052	1,052	(19,387)	(18,335)
Stock Compensation	(84,635)	—	924	—	—	—	924	—	924
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
September 30, 2022	43,285,807	$4	$395,192	$(431)	$(64,805)	$(249,526)	$80,434	$—	$80,434

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Stockholders' Equity (Deficit) Attributable to ACIC	NCI	Total Stockholders’ Equity (Deficit)
	Number of Shares	Dollars

December 31, 2022	43,280,173	$4	$395,631	$(431)	$(30,947)	$(546,296)	$(182,039)	$—	$(182,039)
Net Income	—	—	—	—	—	295,627	295,627	—	295,627
Other comprehensive income, net	—	—	—	—	6,108	—	6,108	—	6,108
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	1,004	(1,004)	—	—	—
Stock Compensation	126,313	—	915	—	—	—	915	—	915
Issuance of common stock	5,200	—	38	—	—	—	38	—	38
September 30, 2023	43,411,686	$4	$396,584	$(431)	$(23,835)	$(251,673)	$120,649	$—	$120,649

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$295,627	$(173,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,391	21,071
Bond amortization and accretion	759	4,408
Net realized losses on investments	5,464	1,856
Net unrealized losses (gains) on equity securities	(2,871)	9,870
Provision for uncollectable premiums	11	4
Provision for uncollectable reinsurance recoverables	226	11
Deferred income taxes, net	13,344	24,620
Stock based compensation	915	924
Settlement of receivable owed by HCI in connection with purchase agreement	—	3,800
Gain on sale of property and equipment	(588)	(1,688)
Fixed asset disposal	1,147	473
Gain on disposition of former subsidiary	(238,440)	—
Changes in operating assets and liabilities:
Accrued investment income	647	93
Premiums receivable	40,851	33,948
Reinsurance recoverable on paid and unpaid losses	633,895	(550,173)
Ceded unearned premiums	(103,504)	57,073
Deferred policy acquisition costs, net	30,170	(32,684)
Other assets	(53,938)	3,313
Unpaid losses and loss adjustment expenses	(583,101)	595,117
Unearned premiums	(121,742)	(32,036)
Reinsurance payable on premiums	(43,321)	(48,057)
Payments outstanding	(59,183)	(9,324)
Accounts payable and accrued expenses	13,422	100
Operating lease liability	(748)	(518)
Other liabilities	(20,322)	(6,937)
Net cash used in operating activities	$(184,889)	$(97,932)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	234,403	128,315
Equity securities	40,436	88
Other investments	2,397	2,261
Purchases of:
Fixed maturities	(11,786)	(21,592)
Equity securities	(79)	(7,459)
Other investments	(1,494)	(1,911)
Proceeds from sale of property and equipment	629	4,196
Cost of property, equipment and capitalized software acquired	(196)	(2,926)
Disposition of cash on divestiture of subsidiary	(232,582)	—
Net cash provided by investing activities	$31,728	$100,972
FINANCING ACTIVITIES
Repayments of borrowings	—	(4,147)
Dividends	—	(2,589)
Return of capital in connection with termination of noncontrolling interest	—	(18,335)
Proceeds from issuance of common stock	$38	$—
Net cash provided by (used in) financing activities	$38	$(25,071)
Decrease in cash, cash equivalents and restricted cash, including cash classified as assets held for disposal	(153,123)	(22,031)
Cash, cash equivalents and restricted cash at beginning of period	283,611	245,278
Cash, cash equivalents and restricted at end of period	$130,488	$223,247
Supplemental Cash Flows Information
Interest paid	$5,438	$4,823
Income taxes paid (refunded)	$(10,591)	$1,444
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a property and casualty insurance holding company that sources, writes and services residential commercial and personal property and casualty insurance policies using a network of agents and two wholly-owned insurance subsidiaries. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. Our two insurance subsidiaries are Interboro Insurance Company (IIC), acquired via acquisition on April 29, 2016; and American Coastal Insurance Company (AmCoastal), acquired via merger on April 3, 2017.

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent; Skyway Claims Services, LLC (SCS), which provides claims adjusting services to our insurance companies; AmCo Holding Company, LLC (AmCo) which is a holding company subsidiary that consolidates its respective insurance company; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; UPC Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when needed; Skyway Reinsurance Services, LLC, which provides reinsurance brokerage services for our insurance companies; Skyway Legal Services, LLC (SLS), which provides claims litigation services to our insurance companies; and Skyway Underwriters, LLC, a managing general agent that provides technological and distribution services to our insurance companies.

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

On August 25, 2022, we announced that our former subsidiary UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entail non-renewing personal lines policies in these states. Additionally, we announced that Demotech, Inc. (Demotech), an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the Florida Office of Insurance Regulation ("FLOIR") issued Consent Order No. 303643-22- CO that provided for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provided formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. Additionally, in connection with the Plan, IIC agreed to not pay ordinary dividends without the prior approval of the New York Department of Financial Services until January 1, 2025. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the DFS which divested our ownership of UPC.

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
September 30, 2023
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

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 2, our former subsidiary, UPC, and activities related directly to supporting the business conducted by UPC qualified as discontinued operations. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
September 30, 2023

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

On May 15, 2023, the Company, together with its subsidiary, AmCoastal, entered into a Tax Memorandum of Understanding (the "Tax Memorandum") with the DFS as receiver of the Company's former subsidiary, UPC. On February 27, 2023, UPC entered into receivership with the DFS as receiver. As of March 31, 2023, in accordance with the various reinsurance allocation agreements including the Allocation Agreement described above, the Company was due approximately $38,352,000 of net reinsurance recoveries received by UPC on behalf of the Company but not settled prior to receivership. In addition, in April ACIC paid reinsurance premiums on behalf of UPC totaling $12,929,000. The Company and the DFS believe that an opportunity exists to settle these balances via the realization of certain deferred tax assets of the Company's consolidated Federal and Florida tax returns to which ACIC and UPC belong. UPC holds certain deferred tax assets that are believed to be of no value to UPC on a stand-alone basis. However, AmCoastal and the Company have the opportunity, subject to certain conditions such as continuing and adequate profitability, to realize these assets. Under the terms of the Tax Memorandum, the Company, AmCoastal and the DFS as receiver of UPC have reached the following agreement:

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

The Tax Memorandum allows the Company to secure amounts due from UPC to AmCoastal provided the Internal Revenue Service (IRS) does not object to the Company utilizing UPC's net operating loss carry-forward against its future taxable income. We believe the probability of the IRS allowing the Company to utilize UPC's net operating losses is more likely than not based on other entities having successfully accomplished this and prior permission or approval from the IRS not being required. The Company has begun the process of obtaining a private letter ruling from the IRS on this matter.

The execution of these MOUs prior to June 30, 2023 alleviated the uncertainty regarding future recoverables, and recoveries currently held by UPC. In addition, as of June 30, 2023, the Company has finalized its reinsurance cover, alleviating the uncertainty of this placement. As a result, the Company has concluded as of June 30, 2023 that substantial doubt no longer exists regarding its ability to continue as a going concern.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Income Taxes

In June 2022, we assessed our deferred tax position and believed it was more likely than not that the benefit from certain net operating loss (NOL) carryforwards, net capital operating loss carryforwards and other net deferred tax assets would not be realized. In recognition of this risk, we recorded a valuation allowance against these deferred tax assets as of June 30, 2022. During the second quarter of 2023, we evaluated our position based on the results of our continuing operations and determined that it is more likely than not that we will be able to realize the benefit from these NOL carryforwards and other net deferred tax assets. Accordingly, as of September 30, 2023, we have reversed the valuation allowance on these deferred tax assets, totaling $21,363,000.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
On May 15, we entered into the Tax Memorandum with DFS, as described in Note 1 above. As a result of this Memorandum, any benefit received from the use of UPC's net operating losses are due to the DFS as receiver of UPC. The expense related to this remittance is presented within our provision for income taxes on our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), offsetting the tax benefit recognized.

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

In the first quarter of 2023, the assets and liabilities of UPC were divested. In addition, activities provided by our entities, SCS, SLS and UIM, related directly to supporting the business conducted by UPC have been included. The assets and liabilities for the balance sheet as of December 31, 2022 are retrospectively reclassified as held for disposal, and the results of UPC and activities related directly to supporting the business conducted by UPC are presented as discontinued operations for all periods presented.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

The results from discontinued operations for the three and nine months ended September 30, 2023 and 2022 are presented below.

Results From Discontinued Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE:
Gross premiums written	$—	$168,587	$(120,608)	$489,509
Change in gross unearned premiums	—	7,810	198,154	80,779
Gross premiums earned	—	176,397	77,546	570,288
Ceded premiums earned	—	(130,437)	(48,203)	(434,343)
Net premiums earned	—	45,960	29,343	135,945
Net investment income	—	2,033	2,182	4,408
Net realized investment gains (losses)	—	(4)	1,343	(1,811)
Net unrealized gains (losses) on equity securities	—	(1,622)	2,080	(5,813)
Other revenue	—	4,650	2,717	14,124
Total revenue	—	51,017	37,665	146,853
EXPENSES:
Losses and loss adjustment expenses	851	64,443	37,268	205,558
Policy acquisition costs	—	12,914	(1,522)	24,040
Operating expenses	153	6,492	4,656	24,232
General and administrative expenses	2,872	10,433	5,431	24,660
Interest expense	—	34	22	84
Total expenses	3,876	94,316	45,855	278,574
Loss before other income	(3,876)	(43,299)	(8,190)	(131,721)
Other income (loss)	—	14	—	37
Loss before income taxes	(3,876)	(43,285)	(8,190)	(131,684)
Provision (benefit) for income taxes	(71)	153	(285)	482
Income (loss) from discontinued operations, net of tax	$(3,805)	$(43,438)	$(7,905)	$(132,166)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $238,440,000 for the three months ended March 31, 2023. This gain was driven by the negative equity position of UPC.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

The major classes of assets and liabilities transferred as a result of the transaction as of the date of transfer and December 31, 2022 are presented below.

Major Classes of Assets and Liabilities Disposed
	Closing (1)	December 31, 2022
ASSETS
Fixed maturities, available-for-sale	$1,380	$171,781
Equity securities	272	23,363
Other investments	12,882	12,952
Cash and cash equivalents	224,824	158,990
Restricted cash	7,758	7,730
Accrued investment income	875	1,457
Premiums receivable, net	22,733	46,736
Reinsurance recoverable on paid and unpaid losses, net	548,929	834,863
Ceded unearned premiums	75,262	122,533
Deferred policy acquisition costs, net	(89)	(2,046)
Other assets	51,625	33,548
Total assets	$946,451	$1,411,907

LIABILITIES
Unpaid losses and loss adjustment expenses	$920,431	$1,103,980
Unearned premiums	98,655	286,842
Reinsurance payable on premiums	12,612	29,394
Payments outstanding	144,238	213,058
Accounts payable and accrued expenses	1,361	(872)
Other liabilities	3,476	14,658
Notes payable, net	4,118	4,118
Total Liabilities	$1,184,891	$1,651,178
(1) The Company divested its ownership on February 27, 2023, the date the DFS was appointed as receiver of the entity.

In addition, the major classes of assets and liabilities remaining related to activities directly supporting the business conducted by UPC are outlined in the table below as of September 30, 2023 and December 31, 2022.

Major Classes of Assets and Liabilities Held for Disposal
	September 30, 2023	December 31, 2022
ASSETS
Property and equipment, net	$11,183	$14,299
Deferred policy acquisition costs	—	8,609
Total assets	$11,183	$22,908

LIABILITIES
Commissions Payable	$1,792	$987
Unearned Policy Fees	—	2,652
Total Liabilities	$1,792	$3,639

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
The discontinued operations of the Company incurred $2,604,000 and $6,482,000 of amortization expense during the nine months ended September 30, 2023 and 2022, respectively. There were no other noncash transactions for either period.

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

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the three and nine months ended September 30, 2023 and 2022:

•Both operating segments follow the accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022;
•Neither operating segment experienced significant noncash transactions outside of depreciation and amortization for the three and nine months ended September 30, 2023 and 2022.

The tables below present the information for each of the reportable segment's profit or loss, as well as segment assets for the three and nine months ended September 30, 2023 and 2022. We have restated our segments to reflect the discontinued operations disclosed in Note 3, excluding the result of the entity for all periods presented.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	Three Months Ended September 30, 2023
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$93,986	$9,886	$—	$103,872
Change in gross unearned premiums	63,791	(1,903)	—	61,888
Gross premiums earned	157,777	7,983	—	165,760
Ceded premiums earned	(107,512)	(2,440)	—	(109,952)
Net premiums earned	50,265	5,543	—	55,808
Net investment income	1,884	805	20	2,709
Net realized gains (losses)	4	(2)	—	2
Net unrealized losses on equity securities	177	1	(1)	177
Other revenue	—	18	—	18
Total revenues	52,330	6,365	19	58,714
EXPENSES:
Losses and loss adjustment expenses	9,818	3,946	—	13,764
Policy acquisition costs	13,604	1,996	—	15,600
Operating expenses	717	1,984	98	2,799
General and administrative expenses	2,244	3,674	213	6,131
Interest expense	—	—	2,718	2,718
Total expenses	26,383	11,600	3,029	41,012
Income (loss) before other income	25,947	(5,235)	(3,010)	17,702
Other income (loss)	—	(226)	—	(226)
Income (loss) before income taxes	$25,947	$(5,461)	(3,010)	17,476
Provision for income taxes			3,103	3,103
Net income (loss)			$(6,113)	$14,373
Less: Net loss attributable to noncontrolling interests			—	—
Net income (loss) attributable to ACIC			$(6,113)	$14,373

Loss ratio, net (2) (3)	19.5%	71.2%		24.7%
Expense ratio (2) (4)	33.0%	138.1%		44.0%
Combined ratio (2) (5)	52.5%	209.3%		68.7%

Total segment assets	$1,317,830	$(233,158)	$53,834	$1,138,506
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) As these are calculated ratios, the addition of the ratios will not result in the same value as the consolidated ratio. To calculate the consolidated ratio please see the corresponding footnote below.
(3) Loss ratio, net is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(4) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. Management uses this operating metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss expenses.
(5) Combined ratio is the sum of the loss ratio, net and expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	Three Months Ended September 30, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$76,867	$26,286	$—	$103,153
Change in gross unearned premiums	42,953	(7,746)	—	35,207
Gross premiums earned	119,820	18,540	—	138,360
Ceded premiums earned	(60,301)	(7,833)	—	(68,134)
Net premiums earned	59,519	10,707	—	70,226
Net investment income	1,756	465	15	2,236
Net realized gains (losses)	—	(4)	—	(4)
Net unrealized losses on equity securities	(897)	—	—	(897)
Other revenue	1,178	10	3	1,191
Total revenues	61,556	11,178	18	72,752
EXPENSES:
Losses and loss adjustment expenses	34,229	18,536	—	52,765
Policy acquisition costs	22,430	3,600	—	26,030
Operating expenses	717	2,296	110	3,123
General and administrative expenses	2,428	13,211	320	15,959
Interest expense	—	—	2,358	2,358
Total expenses	59,804	37,643	2,788	100,235
Income (loss) before other income	1,752	(26,465)	(2,770)	(27,483)
Other income (loss)	10	(39)	—	(29)
Income (loss) before income taxes	$1,762	$(26,504)	(2,770)	(27,512)
Provision for income taxes			(66)	(66)
Net income (loss)			$(2,704)	$(27,446)
Less: Net loss attributable to noncontrolling interests			—	—
Net income (loss) attributable to ACIC			$(2,704)	$(27,446)

Loss ratio, net (2) (3)	57.5%	173.1%		75.1%
Expense ratio (2) (4)	43.0%	178.5%		64.2%
Combined ratio (2) (5)	100.5%	351.6%		139.3%

Total segment assets	$1,354,893	$(403,891)	$229,342	$1,180,344
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) As these are calculated ratios, the addition of the ratios will not result in the same value as the consolidated ratio. To calculate the consolidated ratio please see the corresponding footnote below.
(3) Loss ratio, net is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(4) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. Management uses this operating metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss expenses.
(5) Combined ratio is the sum of the loss ratio, net and expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	Nine Months Ended September 30, 2023
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$507,449	$27,431	$—	$534,880
Change in gross unearned premiums	(71,827)	5,382	—	(66,445)
Gross premiums earned	435,622	32,813	—	468,435
Ceded premiums earned	(232,711)	(9,423)	—	(242,134)
Net premiums earned	202,911	23,390	—	226,301
Net investment income	5,536	2,391	63	7,990
Net realized gains (losses)	(6,787)	(19)	—	(6,806)
Net unrealized losses on equity securities	790	1	1	792
Other revenue	—	52	—	52
Total revenues	202,450	25,815	64	228,329
EXPENSES:
Losses and loss adjustment expenses	39,964	11,127	—	51,091
Policy acquisition costs	62,296	5,821	—	68,117
Operating expenses	2,314	5,601	326	8,241
General and administrative expenses	7,629	13,353	525	21,507
Interest expense	—	—	8,156	8,156
Total expenses	112,203	35,902	9,007	157,112
Income (loss) before other income	90,247	(10,087)	(8,943)	71,217
Other income (loss)	—	1,383	(215)	1,168
Income (loss) before income taxes	$90,247	$(8,704)	(9,158)	72,385
Provision for income taxes			7,293	7,293
Net income (loss)			$(16,451)	$65,092
Less: Net loss attributable to noncontrolling interests			—	—
Net income (loss) attributable to ACIC			$(16,451)	$65,092

Loss ratio, net (2) (3)	19.7%	47.6%		22.6%
Expense ratio (2) (4)	35.6%	105.9%		43.2%
Combined ratio (2) (5)	55.3%	153.5%		65.8%

Total segment assets	$1,317,830	$(233,158)	$53,834	$1,138,506
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) As these are calculated ratios, the addition of the ratios will not result in the same value as the consolidated ratio. To calculate the consolidated ratio please see the corresponding footnote below.
(3) Loss ratio, net is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(4) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. Management uses this operating metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss expenses.
(5) Combined ratio is the sum of the loss ratio, net and expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	Nine Months Ended September 30, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$385,898	$67,301	$—	$453,199
Change in gross unearned premiums	(45,395)	(17,228)	—	(62,623)
Gross premiums earned	340,503	50,073	—	390,576
Ceded premiums earned	(184,094)	(13,978)	—	(198,072)
Net premiums earned	156,409	36,095	—	192,504
Net investment income	4,359	1,086	34	5,479
Net realized gains	(77)	33	—	(44)
Net unrealized losses on equity securities	(4,056)	—	(2)	(4,058)
Other revenue	1,178	32	3	1,213
Total revenues	157,813	37,246	35	195,094
EXPENSES:
Losses and loss adjustment expenses	56,537	36,575	—	93,112
Policy acquisition costs	59,036	10,872	—	69,908
Operating expenses	2,953	7,409	288	10,650
General and administrative expenses	7,169	23,859	1,203	32,231
Interest expense	—	—	7,080	7,080
Total expenses	125,695	78,715	8,571	212,981
Income (loss) before other income	32,118	(41,468)	(8,536)	(17,887)
Other income	12	(117)	1,667	1,562
Income (loss) before income taxes	$32,130	$(41,585)	(6,869)	(16,325)
Provision for income taxes			24,705	24,705
Net income (loss)			$(31,574)	$(41,030)
Less: Net income attributable to noncontrolling interests			(111)	(111)
Net income (loss) attributable to ACIC			$(31,463)	$(40,919)

Loss ratio, net (2) (3)	36.1%	101.3%		48.4%
Expense ratio (2) (4)	44.2%	116.7%		58.6%
Combined ratio (2) (5)	80.3%	218.0%		107.0%

Total segment assets	$1,354,893	$(403,891)	$229,342	$1,180,344
(1) Our personal lines income statement also includes amounts related to subsidiaries outside of our insurance companies. We have included these items as these subsidiaries directly support our personal lines operations.
(2) As these are calculated ratios, the addition of the ratios will not result in the same value as the consolidated ratio. To calculate the consolidated ratio please see the corresponding footnote below.
(3) Loss ratio, net is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(4) Expense ratio is calculated as the sum of all operating expenses less interest expense relative to net premiums earned. Management uses this operating metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss expenses.
(5) Combined ratio is the sum of the loss ratio, net and expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.

5)    INVESTMENTS

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

The following table details fixed-maturity available-for-sale securities, by major investment category, at September 30, 2023 and December 31, 2022:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
U.S. government and agency securities	$2,494	$—	$95	$2,399
Foreign government	1,000	—	—	1,000
States, municipalities and political subdivisions	26,366	1	3,345	23,022
Public utilities	5,658	—	692	4,966
Corporate securities	71,604	—	11,450	60,154
Mortgage-backed securities	55,526	—	9,398	46,128
Asset-backed securities	18,155	—	1,967	16,188
Total fixed maturities	$180,803	$1	$26,947	$153,857

December 31, 2022
U.S. government and agency securities	$2,490	$—	$105	$2,385
Foreign government	1,000	—	9	991
States, municipalities and political subdivisions	30,958	2	4,065	26,895
Public utilities	8,936	—	1,242	7,694
Corporate securities	99,062	20	15,739	83,343
Mortgage-backed securities	65,251	—	9,136	56,115
Asset-backed securities	30,038	9	2,788	27,259
Total fixed maturities	$237,735	$31	$33,084	$204,682

Equity securities are summarized as follows:

	September 30, 2023		December 31, 2022
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total

Mutual funds	$—	—%	$15,657	100.0%

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine months ended September 30, 2023 and 2022, respectively:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	2023		2022
	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)
Three Months Ended September 30,
Fixed maturities	$—	$3,849	$—	$13,696
Equity securities	—	—	—	—
Short-term investments	—	—	—	—
Other investments	3	1,151	—	—
Total realized gains	3	5,000	—	13,696
Fixed maturities	(1)	128	(4)	105
Equity securities	—	—	—	—
Short-term investments	—	—	—	—
Other investments	—	—	—	—
Total realized losses	(1)	128	(4)	105
Net realized investment gains (losses)	$2	$5,128	$(4)	$13,801
Nine Months Ended September 30,
Fixed maturities	$59	$16,839	$64	$38,429
Equity securities	165	5,786	—	—
Short-term investments	—	126	—	—
Other investments	3	1,151	—	—
Total realized gains	227	23,902	64	38,429
Fixed maturities	(6,368)	44,603	(108)	1,366
Equity securities	(665)	10,372	—	—
Short-term investments	—	—	—	—
Other investments	—	—	—	—
Total realized losses	(7,033)	54,975	(108)	1,366
Net realized investment gains (losses)	$(6,806)	$78,877	$(44)	$39,795
(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes our fixed maturities at September 30, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2023
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$7,480	4.1%	$7,367	4.8%
Due after one year through five years	35,890	19.9	32,330	21.0
Due after five years through ten years	58,876	32.5	48,028	31.2
Due after ten years	4,876	2.7	3,816	2.5
Asset and mortgage-backed securities	73,681	40.8	62,316	40.5
Total	$180,803	100.0%	$153,857	100.0%

The following table summarizes our net investment income by major investment category:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturities	$1,041	$1,596	$3,537	$4,610
Equity securities	—	91	81	219
Cash and cash equivalents	1,759	504	4,687	721
Other investments	(33)	161	(111)	333
Investment income	2,767	2,352	8,194	5,883
Investment expenses	(58)	(116)	(204)	(404)
Net investment income	$2,709	$2,236	$7,990	$5,479

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

During the three and nine months ended September 30, 2023, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at September 30, 2023. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

The following table presents an aging of our unrealized investment losses by investment class:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2023
U.S. government and agency securities	—	$—	$—	3	$95	$2,399
Foreign governments	—	—	—	1	—	1,000
States, municipalities and political subdivisions	5	113	2,433	44	3,232	19,837
Public utilities	—	—	—	12	692	4,967
Corporate securities	6	143	2,290	137	11,307	57,858
Mortgage-backed securities	4	77	908	119	9,321	45,220
Asset-backed securities	5	38	2,135	43	1,929	14,053
Total fixed maturities	20	$371	$7,766	359	$26,576	$145,334

December 31, 2022
U.S. government and agency securities	3	$105	$2,385	—	$—	$—
Foreign governments	1	9	991	—	—	—
States, municipalities and political subdivisions	21	540	7,306	31	3,525	18,853
Public utilities	8	193	2,286	4	1,049	5,408
Corporate securities	78	2,279	24,594	77	13,460	57,765
Mortgage-backed securities	48	1,282	15,259	80	7,854	40,856
Asset-backed securities	16	795	6,397	46	1,993	19,028
Total fixed maturities	175	$5,203	$59,218	238	$27,881	$141,910
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
September 30, 2023 and December 31, 2022. Changes in interest rates subsequent to September 30, 2023 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2023.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2023 and December 31, 2022:

	Total	Level 1	Level 2	Level 3
September 30, 2023
U.S. government and agency securities	$2,399	$—	$2,399	$—
Foreign government	1,000	—	1,000	—
States, municipalities and political subdivisions	23,022	—	23,022	—
Public utilities	4,966	—	4,966	—
Corporate securities	60,154	—	60,154	—
Mortgage-backed securities	46,128	—	46,128	—
Asset-backed securities	16,188	—	16,188	—
Total fixed maturities	153,857	—	153,857	—
Mutual funds	—	—	—	—
Total equity securities	—	—	—	—
Other investments (1)	116	—	116	—
Total investments	$153,973	$—	$153,973	$—

December 31, 2022
U.S. government and agency securities	$2,385	$—	$2,385	$—
Foreign government	991	—	991	—
States, municipalities and political subdivisions	26,895	—	26,895	—
Public utilities	7,694	—	7,694	—
Corporate securities	83,343	—	83,343	—
Mortgage-backed securities	56,115	—	56,115	—
Asset-backed securities	27,259	—	27,259	—
Total fixed maturities	204,682	—	204,682	—
Mutual Funds	15,657	15,657	—	—
Total equity securities	15,657	15,657	—	—
Other investments (1)	125	—	125	—
Total investments	$220,464	$15,657	$204,807	$—

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at September 30, 2023 and December 31, 2022.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2023 and December 31, 2022, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of our senior notes approximate fair value as the interest rates and terms are variable.

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended September 30, 2023, we transferred no investments between levels.

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

The information presented in the table below is as of September 30, 2023:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2023
Limited partnership investments (1)	$2,126	$357	$—	$2,483
Short-term investments	117	—	1	116
Total other investments	$2,243	$357	$1	$2,599
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
The following table presents the components of restricted assets:

	September 30, 2023	December 31, 2022
Trust funds	$18,798	$45,364
Cash on deposit (regulatory deposits)	629	624
Total restricted cash	$19,427	$45,988

In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	September 30, 2023	December 31, 2022
Invested assets on deposit (regulatory deposits)	$2,494	$2,616

6)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to ACIC common stockholders	$10,568	$(70,884)	$295,627	$(173,085)

Denominator:
Weighted-average shares outstanding	43,301,388	43,075,234	43,220,084	43,035,374
Effect of dilutive securities	841,305	—	668,581	—
Weighted-average diluted shares	44,142,693	43,075,234	43,888,665	43,035,374

Earnings available to ACIC common stockholders per share
Basic	$0.24	$(1.65)	$6.84	$(4.02)
Diluted	$0.24	$(1.65)	$6.73	$(4.02)

See Note 17 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	September 30, 2023	December 31, 2022
Computer hardware and software (software in progress of $0 and $82, respectively)	$7,807	$8,164
Office furniture and equipment	748	1,414
Leasehold improvements	311	753
Leased vehicles(1)	—	1,080
Total, at cost	8,866	11,411
Less: accumulated depreciation and amortization	(4,956)	(6,118)
Property and equipment, net	$3,910	$5,293
(1) Includes vehicles under financing leases. See Note 12 of these Notes to Unaudited Condensed Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $346,000 and $1,102,000 for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expense under property and equipment was $483,000 and $1,728,000 for the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2023, we sold or disposed of leased vehicles totaling $1,069,000. The accumulated depreciation on these vehicles totaled $1,038,000 at the time of disposal. We realized a net gain on this disposal of $559,000. We disposed of computer hardware and software totaling $1,061,000. The accumulated depreciation on these systems totaled $379,000 at the time of disposal. In addition, we disposed of office furniture totaling $749,000 during the period. Accumulated depreciation at the time of this disposal totaled $702,000. During the year ended December 31, 2022, we disposed of computer hardware and software totaling $13,202,000, primarily related to the retirement of one of our policy systems for states in which we no longer write policies. The depreciation on these systems totaled $12,691,000 at the time of disposal. We also sold or disposed of leased vehicles totaling $1,222,000. The depreciation on these vehicles totaled $1,114,000 prior to disposal. The net gain on sale of these vehicles totaled $738,000. Finally, we sold three buildings and their related assets totaling $13,369,000. The depreciation on these buildings and related assets totaled $5,129,000 prior to disposal. The net realized gain on these sales totaled $12,164,000. Our depreciation and amortization expense under property and equipment can be attributed fully to our personal lines operating segment for these periods.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at September 30, 2023 and December 31, 2022 was $59,476,000.

No impairment in the value of goodwill was recognized during the three or nine month period ended September 30, 2023. As a result of the strategic decision to place our former subsidiary UPC into an orderly runoff, we recognized an impairment of our personal lines reporting unit's goodwill totaling $10,156,000 during the third quarter of 2022. The goodwill attributable to our commercial lines reporting unit was most recently tested for impairment during the fourth quarter of 2022. It was determined that there was no impairment in the value of the asset as of December 31, 2022.

Goodwill allocated to our commercial lines reporting unit was $59,476,000 at September 30, 2023 and December 31, 2022. There was no goodwill allocated to our personal lines reporting unit at September 30, 2023 and December 31, 2022.

There was no goodwill acquired or disposed of during the nine month periods ended September 30, 2023 and 2022. Accumulated impairment related to goodwill was $10,157,000 at September 30, 2023 and December 31, 2022.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	September 30, 2023	December 31, 2022
Intangible assets subject to amortization	$8,936	$11,372
Indefinite-lived intangible assets(1)	1,199	1,398
Total	$10,135	$12,770
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2023
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	3.5	34,661	(26,129)	8,532
Trade names acquired	0.5	6,381	(5,977)	404
Total		$83,830	$(74,894)	$8,936

December 31, 2022
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	4.3	34,661	(24,300)	10,361
Trade names acquired	1.3	6,381	(5,370)	1,011
Total		$83,830	$(72,458)	$11,372

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the nine months ended September 30, 2023 and 2022. However during the year ended December 31, 2022, we disposed of intangible assets totaling $2,359,000.

Amortization expense of our intangible assets was $812,000 and $811,000 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense of our intangible assets was $2,436,000 and $2,435,000 for the nine months ended September 30, 2023 and 2022, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2023 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2023	$812
2024	2,640
2025	2,438
2026	2,438
2027	608
2028	—

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

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

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Hurricane Ian all of which is attributable to AmCoastal only. After reinstatement premiums of approximately $15.4 million, the Company, with its former subsidiary UPC has approximately $980 million of aggregate limit remaining after Hurricane Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

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

The table below outlines our quota share agreements in effect for the nine months ended September 30, 2023 and 2022. The impacts of these quota share agreements on our former subsidiary, UPC's financial statements are included in discontinued operations.

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

Reinsurance recoverable at the balance sheet dates consists of the following:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	September 30,	December 31,
	2023	2022
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$337,379	$732,254
Reinsurance recoverable on paid losses and loss adjustment expenses	110,979	64,292
Reinsurance recoverable (1)	$448,358	$796,546
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
The table below shows the analysis of our reserve for unpaid losses for the nine months ended September 30, 2023 and 2022 on a GAAP basis:

	September 30,
	2023	2022
Balance at January 1	$842,958	$250,642
Less: reinsurance recoverable on unpaid losses	732,254	176,096
Net balance at January 1	$110,704	$74,546

Incurred related to:
Current year	62,756	101,899
Prior years	(11,665)	(8,787)
Total incurred	$51,091	$93,112
Paid related to:
Current year	40,768	40,633
Prior years	15,000	29,877
Total paid	$55,768	$70,510

Net balance at September 30	$106,027	$97,148
Plus: reinsurance recoverable on unpaid losses	337,379	443,034
Balance at September 30	$443,406	$540,182

Composition of reserve for unpaid losses and LAE:
Case reserves	$138,666	$106,207
IBNR reserves	304,740	433,975
Balance at September 30	$443,406	$540,182

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2022, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in both 2023 and 2022 related to prior year losses. This favorable development came as a result of re-estimating ultimate losses in 2023 based on historical loss trends. The loss payments made by the Company during the nine months ended September 30, 2023, were lower than the loss payments made during the nine months ended September 30, 2022, due to the settling of prior year catastrophe claims, with no similar catastrophe activity occurring in 2023. IBNR reserves and reinsurance recoverable on unpaid losses also decreased when compared to the prior period as a result of Hurricane Ian.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

11)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of September 30, 2023 and December 31, 2022:

		Effective Interest Rate	Carrying Value at
	Maturity		September 30, 2023	December 31, 2022
Senior Notes	December 15, 2027	7.25%	$150,000	$150,000
Florida State Board of Administration Note (1)	July 1, 2026	N/A	—	—
Truist Term Note Payable (2)	May 26, 2031	N/A	—	—
Total long-term debt			$150,000	$150,000
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
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

SBA Note - Our SBA Note required that UPC maintained either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defined surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC have failed to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate would have increased by 450 basis points above the 10-year Constant Maturity Treasury rate. Any other writing ratio deficiencies resulted in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provided that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At September 30, 2023, we no longer held the SBA Note as a result of placing UPC into receivership.

Debt Issuance Costs

The table below presents the rollforward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the nine months ended September 30, 2023 and 2022:

	2023	2022
Balance at January 1,	$1,645	$1,998
Amortization	(249)	(168)
Balance at September 30,	$1,396	$1,830

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

At September 30, 2023, the Company was not involved in any material non-claims-related legal actions.

Commitments to fund partnership investments

We have fully funded one limited partnership investment. We have no unfunded commitments at September 30, 2023. The amount of unfunded commitments was $4,238,000 at December 31, 2022.

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

The classification of operating and finance lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	Financial Statement Line	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Other assets	$707	$1,278
Financing lease assets	Property and equipment, net	—	51
Total lease assets		$707	$1,329

Liabilities
Operating lease liabilities	Operating lease liability	$941	$1,689
Financing lease liabilities	Other liabilities	—	2
Total lease liabilities		$941	$1,691

The components of lease expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$222	$267	$666	$587
Financing lease expense:
Amortization of leased assets	—	78	9	320
Interest on lease liabilities	—	—	—	1
Net lease expense	$222	$345	$675	$908

At September 30, 2023, future minimum gross lease payments relating to these non-cancellable operating lease agreements were as follows:

Total
Remaining in 2023	$183
2024	593
2025	222
2026	11
Total undiscounted future minimum lease payments	1,009
Less: Imputed interest	(68)
Present value of lease liabilities	$941

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (months)
Operating leases	19	25
Financing leases	—	9

Weighted average discount rate
Operating leases	3.36%	3.79%
Financing leases	—%	3.27%

There were no other cash or non-cash related activities during the three or nine months ended September 30, 2023 and 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
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

Subleases

We previously leased and occupied office space in which we no longer operate. Effective October 1, 2022, this office space is now subleased to a third-party. This sublease is effective from October 1, 2022 through July 31, 2025, with no option to extend. During the nine months ended September 30, 2023, we recognized $149,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Additionally, as a result of the sublease, we evaluated our right-of-use asset associated with the original lease for impairment, using the undiscounted cash flows from the sublease. During the year ended December 31, 2022, we recognized impairment of $175,000, which was recognized in the results of our personal lines operating segment.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of September 30, 2023, we have received $5,718,000 from the IRS related to this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recognized this gain contingency of $10,161,000 within our financial statements except for the $5,718,000 that has already been received.

While we believe the likelihood of the refund approval being reversed is low, a loss contingency to the extent of the refunds received and recognized of $5,718,000 is included. We will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

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

The following tables summarize our allowance for expected credit losses by pooled asset for the nine months ended September 30, 2023 and 2022, respectively:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

September 30, 2023	December 31, 2022	Provision for expected credit losses	Write-offs	September 30, 2023
Premiums Receivable	$32	$(112)	$102	$22
Reinsurance Recoverables	333	(226)	—	107
Total	$365	$(338)	$102	$129

September 30, 2022	December 31, 2021	Provision for expected credit losses	Write-offs	September 30, 2022
Premiums Receivable	$16	$(38)	$32	$10
Reinsurance Recoverables	58	140	—	198
Total	$74	$102	$32	$208

14)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Effective June 1, 2022, our insurance subsidiaries JIC and AmCoastal were merged, with AmCoastal being the surviving entity. Effective May 31, 2022, our former insurance subsidiaries UPC and FSIC were merged, with UPC being the surviving entity. Both UPC and AmCoastal are domiciled in Florida, while IIC is domiciled in New York. At September 30, 2023, and during the nine months then ended, AmCoastal and IIC met all regulatory requirements of the states in which they operate. As of December 31, 2022, UPC was determined to be insolvent and effective February 27, 2023 was placed into receivership by the DFS.

During 2023, we received an assessment notice from the Florida Insurance Guaranty Association (FIGA). This assessment will be 0.7% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency. This assessment is in addition to the 1.3% assessment, described below, and is recoupable from policyholders. During 2022, we received an assessment notice from FIGA. This assessment was 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency.

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the three and nine months ended September 30, 2023 and 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AmCoastal(1)	18,668	14,314	77,781	25,000
IIC	(809)	(1,833)	(3,290)	(4,429)
Total	$17,859	$12,481	$74,491	$20,571
(1) AmCoastal results are inclusive of JIC as these entities were merged effective June 1, 2022.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At September 30, 2023, we met these requirements. The table below details the amount of surplus as regards policyholders for each of our regulated entities at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
AmCoastal(1)	130,268	77,511
IIC	22,855	26,152
Total	$153,123	$103,663
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

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2022	$(33,041)	$2,094	$(30,947)
Changes in net unrealized losses on investments	642	1,366	2,008
Reclassification adjustment for realized losses	5,466	(1,366)	4,100
Impact of deconsolidation of discontinued operations	(3)	1,007	1,004
September 30, 2023	$(26,936)	$3,101	$(23,835)

16)    STOCKHOLDERS' EQUITY

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2023		2022
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$—	$—	$0.06	$2,589
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of September 30, 2023, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of September 30, 2023, 5,200 shares have been sold under the Agreement resulting in commissions paid of approximately $1,000 and net proceeds of approximately $38,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

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

The following table presents our total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock-based compensation expense
Pre-tax	$350	$261	$738	$792
Post-tax (1)	277	206	583	626
Director stock-based compensation expense
Pre-tax	60	29	115	132
Post-tax (1)	47	23	91	104
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,326,000 of unrecognized stock compensation expense at September 30, 2023 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.1 years. We had approximately $158,000 of unrecognized director stock-based compensation expense at September 30, 2023 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.7 years.

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

We did not grant shares of restricted common stock during the three months ended September 30, 2023 and 2022. We granted 45,000 and 907,907 shares of restricted common stock during the nine months ended September 30, 2023 and 2022, respectively, which had a weighted-average grant date fair value of $5.25 and $1.97 per share, respectively. Additionally, during the nine month period ended September 30, 2023, the Company granted 262,933 shares of restricted common stock, with a fair value of $4.33, which are contingent upon stockholder approval of an increase in the number of shares of our

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. Stockholders will vote on this matter at our 2024 annual meeting of stockholders.

The following table presents certain information related to the activity of our non-vested restricted common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	714,239	$2.73
Granted (1)	45,000	5.25
Less: Forfeited	130,546	3.16
Less: Vested	181,334	3.25
Outstanding as of September 30, 2023	447,359	$2.64
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

We did not grant any stock options for the three months ended September 30, 2023 and 2022. We did not grant any stock options for the nine months ended September 30, 2023. We granted 635,643 stock options during the nine months ended September 30, 2022, which had a weighted average grant date fair value of $0.86 per share. Additionally, during the nine months ended September 30, 2023, the Company granted 123,399 stock options, with a fair value of $3.08, which are contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. Stockholders will vote on this matter at our 2024 annual meeting of stockholders.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,250,685	$3.71	7.66	$—
Granted(1)	—	—	—	—
Less: Forfeited	40,000	3.46	—	—
Less: Expired	161,925	3.05	—	—
Less: Exercised	20,000	3.46	—	—
Outstanding as of September 30, 2023	1,028,760	$3.83	8.05	$4,140

Vested as of September 30, 2023(2)	950,759	$4.78	7.81	$4,140
Exercisable as of September 30, 2023	580,568	$4.78	7.81	$2,001

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023
(1) Contingent options have been excluded from the calculations in the table above.
(2) The vested shares are calculated based on all vested shares at September 30, 2023, inclusive of those that have since expired. The weighted average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value is calculated based on only vested shares that are outstanding and exercisable at September 30, 2023.

18)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

The Company entered into a non-binding term sheet on October 6, 2023 for the sale of Interboro whereby the buyer will acquire 100% of the issued and outstanding common stock of Interboro in exchange for a cash purchase price equal to the GAAP book value of Interboro at the time of closing, subject to negotiating and entering into definitive documents containing customary terms and conditions and obtaining regulatory approval(s).

Effective October 16, 2023, we have changed the legal name of our subsidiary Skyway Technologies, LLC to Skyway Underwriters, LLC.

On October 20, 2023, in connection with the receivership of our former subsidiary, UPC, a notice of claim under our Director & Officer (D&O) insurance policy was received by the Company from the DFS. Under this Claim, the DFS as receiver of UPC has demanded the available policy limits of our D&O coverage. As of September 30, 2023, we have accrued the full retention associated with this coverage of $1,500,000 and do not expect the Company's exposure to exceed its retention.

AMERICAN COASTAL INSURANCE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 and the Revised Items of our Form 10-K for the year ended December 31, 2022, filed as Exhibit 99.1 to Form 8-K on September 19, 2023. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

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

Our Company’s primary source of revenue is generated from writing insurance in Florida and New York. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, during 2022 we wrote personal residential business in six other states, however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (the "DFS"), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, can be seen in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements above.

On August 25, 2022, we announced that our former subsidiary UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entail non-renewing personal lines policies in these states. Additionally, we announced that Demotech, Inc. (Demotech), an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the Florida Office of Insurance Regulation ("FLOIR") issued Consent Order No. 303643-22- CO that provided for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provided formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. Additionally, in connection with the Plan, IIC agreed to not pay ordinary dividends without the prior approval of the New York Department of Financial Services until January 1, 2025. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the DFS which divested our ownership of UPC.

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

As a result of the receivership of our former subsidiary UPC by the DFS effective February 27, 2023, our policies in-force decreased by 92.3% from 302,296 policies in-force at September 30, 2022 to 23,162 policies in-force at September 30, 2023, with the majority of those in-force insuring commercial, multi-family properties.

As of October 6, 2023 we were seeking a buyer for IIC to complete our exit from the personal lines business and expect the sale price to be the book value of the entity. The Company entered into a non-binding term sheet on October 6, 2023 for the sale of Interboro whereby the buyer will acquire 100% of the issued and outstanding common stock of Interboro in exchange for a cash purchase price equal to the GAAP book value of Interboro at the time of closing, subject to negotiating and entering into definitive documents containing customary terms and conditions and obtaining regulatory approval(s). The following discussion highlights significant factors influencing the consolidated financial position and results of operations of American Coastal Insurance Corporation. In evaluating our results of operations, we use premiums written and earned, policies in-force and new and renewal policies by geographic concentration. We also consider the impact of catastrophe losses and prior year development on our loss ratios, expense ratios and combined ratios. In monitoring our investments, we use credit quality, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification and portfolio duration. To evaluate our financial condition, we consider our liquidity, financial strength, ratings, book value per share and return on equity.

AMERICAN COASTAL INSURANCE CORPORATION

2023 Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Gross premiums written	$103,872	$103,153	$534,880	$453,199
Gross premiums earned	165,760	138,360	468,435	390,576
Net premiums earned	55,808	70,226	226,301	192,504
Total revenues	58,714	72,752	228,329	195,094
Earnings from continuing operations, net of tax	14,373	(27,446)	65,092	(41,030)
Income (loss) from discontinued operations, net of tax	(3,805)	(43,438)	230,535	(132,166)
Consolidated net income (loss) attributable to ACIC	10,568	(70,884)	295,627	(173,085)
Net income (loss) available to ACIC stockholders per diluted share
Continuing Operations	$0.33	$(0.64)	$1.48	$(0.95)
Discontinued Operations	(0.09)	(1.01)	5.25	(3.07)
Total	$0.24	$(1.65)	$6.73	$(4.02)

Reconciliation of net income (loss) to core income (loss):
Plus: Non-cash amortization of intangible assets and goodwill impairment (1)	$812	$10,968	$2,436	$12,592
Less: Income (loss) from discontinued operations, net of tax	(3,805)	(43,438)	230,535	(132,166)
Less: Realized gains (losses) on investment portfolio	2	(4)	(6,806)	(44)
Less: Unrealized gains (losses) on equity securities	177	(897)	792	(4,058)
Less: Net tax impact (2)	133	2,493	1,775	3,506
Core income (loss) (3)	14,873	(18,070)	71,767	(27,731)
Core income (loss) per diluted share(3)	$0.34	$(0.42)	$1.64	$(0.64)

Book value per share			$2.78	$1.86
(1) For both the three and nine months ended September 30, 2022, non-cash amortization of intangible assets and goodwill impairment includes $10,157,000 related to the impairment of goodwill attributable to our personal lines operating segment.
(2) In order to reconcile the net income (loss) to the core income (loss) measure, we included the tax impact of all adjustments using the 21% corporate federal tax rate.
(3) Core income (loss), a measure that is not based on U.S. generally accepted accounting principles (GAAP), is reconciled above to net income (loss), the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE:
Gross premiums written	$103,872	$103,153	$534,880	$453,199
Change in gross unearned premiums	61,888	35,207	(66,445)	(62,623)
Gross premiums earned	165,760	138,360	468,435	390,576
Ceded premiums earned	(109,952)	(68,134)	(242,134)	(198,072)
Net premiums earned	55,808	70,226	226,301	192,504
Net investment income	2,709	2,236	7,990	5,479
Net realized investment losses	2	(4)	(6,806)	(44)
Net unrealized gains (losses) on equity securities	177	(897)	792	(4,058)
Other revenue	18	1,191	52	1,213
Total revenue	58,714	72,752	228,329	195,094
EXPENSES:
Losses and loss adjustment expenses	13,764	52,765	51,091	93,112
Policy acquisition costs	15,600	26,030	68,117	69,908
Operating expenses	2,799	3,123	8,241	10,650
General and administrative expenses	6,131	15,959	21,507	32,231
Interest expense	2,718	2,358	8,156	7,080
Total expenses	41,012	100,235	157,112	212,981
Income (loss) before other income (loss)	17,702	(27,483)	71,217	(17,887)
Other income (loss)	(226)	(29)	1,168	1,562
Income (loss) before income taxes	17,476	(27,512)	72,385	(16,325)
Provision (benefit) for income taxes	3,103	(66)	7,293	24,705
Net income (loss) from continuing operations, net of tax	$14,373	$(27,446)	$65,092	$(41,030)
Income (loss) from discontinued operations, net of tax	(3,805)	(43,438)	230,535	(132,166)
Net income (loss)	$10,568	$(70,884)	$295,627	$(173,196)
Less: Net loss attributable to noncontrolling interests	—	—	—	(111)
Net income (loss) attributable to ACIC	$10,568	$(70,884)	$295,627	$(173,085)
Earnings available to ACIC common stockholders per diluted share	$0.24	$(1.65)	$6.73	$(4.02)
Book value per share			$2.78	$1.86
Return on equity based on GAAP net income (loss)			NM	(99.1)%
Loss ratio, net (1)	24.7%	75.1%	22.6%	48.4%
Expense ratio (2)	44.0%	64.2%	43.2%	58.6%
Combined ratio (3)	68.7%	139.3%	65.8%	107.0%
Effect of current year catastrophe losses on combined ratio	10.5%	50.7%	6.6%	20.3%
Effect of prior year development on combined ratio	(6.0)%	(2.6)%	(5.2)%	(4.6)%
Underlying combined ratio (4)	64.2%	91.2%	64.4%	91.3%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2023, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2022. We have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2023 COMPARED TO DECEMBER 31, 2022

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $286,944,000 at September 30, 2023, compared to $340,905,000 at December 31, 2022.

The following table summarizes our investments, by type:

	September 30, 2023		December 31, 2022
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$2,399	0.8%	$2,385	0.7%
Foreign government	1,000	0.3%	991	0.3%
States, municipalities and political subdivisions	23,022	8.0%	26,895	7.9%
Public utilities	4,966	1.7%	7,694	2.3%
Corporate securities	60,154	21.1%	83,343	24.3%
Mortgage-backed securities	46,128	16.1%	56,115	16.5%
Asset-backed securities	16,188	5.6%	27,259	8.0%
Total fixed maturities	153,857	53.6%	204,682	60.0%
Mutual funds	—	—%	15,657	4.6%
Total equity securities	—	—%	15,657	4.6%
Other investments	2,599	0.9%	3,675	1.1%
Total investments	156,456	54.5%	224,014	65.7%
Cash and cash equivalents	111,061	38.7%	70,903	20.8%
Restricted cash	19,427	6.8%	45,988	13.5%
Total cash, cash equivalents, restricted cash and investments	$286,944	100.0%	$340,905	100.0%

AMERICAN COASTAL INSURANCE CORPORATION

We classify all of our fixed-maturity investments as available-for-sale. Our investments at September 30, 2023 and December 31, 2022 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings consisted mainly of securities issued by companies in the financial, utilities and industrial sectors or mutual funds. At September 30, 2023, approximately 81.2% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 18.8% were corporate bonds rated “BBB” or "BB".

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

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Hurricane Ian, all of which is attributable to AmCoastal only. After reinstatement premiums of approximately $15.4 million, the Company, with its former subsidiary UPC has approximately $980 million of aggregate limit remaining after Hurricane Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

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

AMERICAN COASTAL INSURANCE CORPORATION

The table below outlines our quota share agreements in effect for the nine months ended September 30, 2023 and 2022.

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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include AmCoastal.

Reinsurance costs as a percentage of gross earned premium during the three and nine month periods ended September 30, 2023 and 2022 were as follows:

	2023	2022
Three Months Ended September 30,
Non-at-Risk	(0.4)%	(0.5)%
Quota Share	(29.9)%	(11.7)%
All Other	(36.0)%	(37.0)%
Total Ceding Ratio	(66.3)%	(49.2)%

Nine Months Ended September 30,
Non-at-Risk	(0.5)%	(0.6)%
Quota Share	(17.4)%	(13.8)%
All Other	(34.0)%	(36.4)%
Total Ceding Ratio	(51.9)%	(50.8)%

Reinsurance costs as a percent of gross earned premium for our personal residential property and casualty insurance policies (personal lines) and commercial residential property and casualty insurance policies (commercial lines) operating segments during the three and nine month periods ended September 30, 2023 and 2022 were as follows:

AMERICAN COASTAL INSURANCE CORPORATION

	Personal		Commercial
	2023	2022	2023	2022
Three Months Ended September 30,
Non-at-Risk	(2.8)%	(1.0)%	(0.2)%	(0.5)%
Quota Share	—%	—%	(31.4)%	(13.5)%
All Other	(27.8)%	(41.3)%	(36.4)%	(36.3)%
Total Ceding Ratio	(30.6)%	(42.3)%	(68.0)%	(50.3)%

Nine Months Ended September 30,
Non-at-Risk	(2.0)%	(1.1)%	(0.3)%	(0.5)%
Quota Share	—%	—%	(18.7)%	(15.8)%
All Other	(26.8)%	(26.8)%	(34.4)%	(37.8)%
Total Ceding Ratio	(28.8)%	(27.9)%	(53.4)%	(54.1)%

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

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Quota Share	$(29,756)	$(10,661)	$(160,955)	$(51,733)
Excess-of-loss	8,107	(9,571)	(230,389)	(187,811)
Equipment, identity theft, and cyber security	103	(484)	(1,564)	(2,265)
Ceded premiums written	$(21,546)	$(20,716)	$(392,908)	$(241,809)
Change in ceded unearned premiums	(88,406)	(47,418)	150,774	43,737
Ceded premiums earned	$(109,952)	$(68,134)	$(242,134)	$(198,072)

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our personal lines and commercial lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

Commercial Lines Operating Segment Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Quota Share	$(29,756)	$(10,661)	$(160,955)	$(51,733)
Excess-of-loss	8,187	(1,802)	(221,712)	(165,991)
Equipment, identity theft, and cyber security	344	(214)	(829)	(1,650)
Ceded premiums written	$(21,225)	$(12,677)	$(383,496)	$(219,374)
Change in ceded unearned premiums	(86,287)	(47,624)	150,785	35,280
Ceded premiums earned	$(107,512)	$(60,301)	$(232,711)	$(184,094)

AMERICAN COASTAL INSURANCE CORPORATION

Personal Lines Operating Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Excess-of-loss	(80)	(7,769)	(8,677)	(21,820)
Equipment, identity theft, and cyber security	(241)	(270)	(735)	(615)
Ceded premiums written	$(321)	$(8,039)	$(9,412)	$(22,435)
Change in ceded unearned premiums	(2,119)	206	(11)	8,457
Ceded premiums earned	$(2,440)	$(7,833)	$(9,423)	$(13,978)

Current year catastrophe losses disaggregated between name and numbered storms and all other catastrophe loss events are shown in the following table.

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	2	$2,539	4.5%	1	$29,308	41.7%
All other catastrophe loss events	6	3,308	6.0%	2	6,298	9.0%
Total	8	$5,847	10.5%	3	$35,606	50.7%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	2	$2,539	1.1%	1	$29,308	15.2%
All other catastrophe loss events	14	12,463	5.5%	12	9,713	5.0%
Total	16	$15,002	6.6%	13	$39,021	20.2%
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

AMERICAN COASTAL INSURANCE CORPORATION

Commercial Lines Operating Segment

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$2,400	4.8%	1	$20,451	34.4%
All other catastrophe loss events	1	2,492	4.9%	—	6,784	11.4%
Total	2	$4,892	9.7%	1	$27,235	45.8%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$2,400	1.2%	1	$20,452	13.0%
All other catastrophe loss events	7	10,790	5.3%	6	7,301	4.7%
Total	8	$13,190	6.5%	7	$27,753	17.7%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

Personal Lines Operating Segment

	2023			2022
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$139	2.5%	1	$8,856	82.7%
All other catastrophe loss events	6	816	14.7%	1	(486)	(4.5)%
Total	7	$955	17.2%	2	$8,370	78.2%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	1	$139	0.6%	1	$8,856	24.5%
All other catastrophe loss events	9	1,674	7.2%	7	2,412	6.7%
Total	10	$1,813	7.8%	8	$11,268	31.2%
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

AMERICAN COASTAL INSURANCE CORPORATION

Unpaid losses and LAE totaled $443,406,000 and $842,958,000 as of September 30, 2023 and December 31, 2022, respectively. Of this total, $421,698,000 and $816,489,000, respectively, is related to our commercial lines operating segment. The remaining $21,708,000 and $26,469,000, respectively, is related to our personal lines operating segment. On a consolidated basis, this balance has decreased from year end as we continue to settle claims related to Hurricane Ian which made landfall in the third quarter of 2022.

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

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

Net earnings attributable to ACIC for the three months ended September 30, 2023 increased $81,452,000, or 114.9%, to net income of $10,568,000 for the third quarter of 2023 from a net loss of $70,884,000 for the same period in 2022. Of this income, $14,373,000 is attributable to continuing operations for the three months ended September 30, 2023, an increase of $41,819,000 from a net loss of $27,446,000 for the same period in 2022. Drivers of net income from continuing operations during the third quarter of 2023 include increased gross premiums earned partially offset by increased ceded premiums earned driven by our 2023 quota share agreements, a decrease in our loss and LAE incurred, driven by decreased catastrophe losses, and decreased policy acquisition costs and administrative costs described below. This was partially offset by the recognition of losses from discontinued operations of $3,805,000, driven by the deconsolidation of UPC and activities related directly to supporting the business conducted by UPC.

Revenue

Our gross written premiums increased $719,000, or 0.7%, to $103,872,000 for the third quarter ended September 30, 2023 from $103,153,000 for the same period in 2022. This increase was driven primarily by an increase in our commercial premiums written, offset by decreased personal lines premiums written. Both of these changes are driven by our focus on transitioning towards a specialty commercial lines underwriter. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by state and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$93,965	$76,606	$17,359
New York	9,886	9,749	137
Texas	—	114	(114)
South Carolina	—	—	—
Total direct written premium by state	103,851	86,469	17,382
Assumed premium (2)	21	16,684	(16,663)
Total gross written premium by state	$103,872	$103,153	$719

Gross Written Premium by Line of Business
Commercial property	93,986	76,867	17,119
Personal property	$9,886	$26,286	$(16,400)
Total gross written premium by line of business	$103,872	$103,153	$719
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 primarily included commercial property business assumed from unaffiliated insurers. Assumed premium written for 2022 includes New York personal property business assumed from our former subsidiary, UPC totaling $16,537,000.

	Three Months Ended September 30,
New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	629	818	(189)
New York	5,331	8,761	(3,430)
Texas	—	—	—
South Carolina	—	—	—
Total	5,960	9,579	(3,619)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the three months ended September 30, 2023 decreased $59,223,000, or 59.1%, to $41,012,000 from $100,235,000 for the same period in 2022. The decrease in expenses was primarily due to a decrease in loss and LAE, policy acquisition costs and administrative expenses. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2023	2022	Change
Net loss and LAE	$13,764	$52,765	$(39,001)
% of Gross earned premiums	8.3%	38.1%	(29.8) pts
% of Net earned premiums	24.7%	75.1%	(50.4) pts
Less:
Current year catastrophe losses	$5,847	$35,605	$(29,758)
Prior year reserve unfavorable development	(3,349)	(1,846)	(1,503)
Underlying loss and LAE (1)	$11,266	$19,006	$(7,740)
% of Gross earned premiums	6.8%	13.7%	(6.9) pts
% of Net earned premiums	20.2%	27.1%	(6.9) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended September 30,
	2023	2022	Change
Policy acquisition costs	$15,600	$26,030	$(10,430)
Operating and underwriting	2,799	3,123	(324)
General and administrative	6,131	15,959	(9,828)
Total Operating Expenses	$24,530	$45,112	$(20,582)
% of Gross earned premiums	14.8%	32.6%	(17.8) pts
% of Net earned premiums	44.0%	64.2%	(20.2) pts

Loss and LAE decreased by $39,001,000, or 73.9%, to $13,764,000 for the third quarter of 2023 from $52,765,000 for the third quarter of 2022. Loss and LAE expense as a percentage of net earned premiums decreased 50.4 points to 24.7% for the third quarter of 2023, compared to 75.1% for the third quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2023 would have been 6.8%, a decrease of 6.9 points from 13.7% during the third quarter of 2022.

Policy acquisition costs decreased by $10,430,000, or 40.1%, to $15,600,000 for the third quarter of 2023 from $26,030,000 for the third quarter of 2022, primarily due to an increase in ceding commission income of $17,002,000 driven by our commercial lines quota share coverage entered into the second quarter of 2023. This was partially offset by increases in agent commissions, external management fees and premium taxes of $4,466,000, $1,035,000 and $734,000, respectively, driven by increased written premium quarter-over-quarter.

Operating and underwriting expenses decreased by $324,000, or (10.4)%, to $2,799,000 for the third quarter of 2023 from $3,123,000 for the third quarter of 2022, driven by a decrease in investments in technology of $406,000 quarter-over-quarter.

General and administrative expenses decreased by $9,828,000, or (61.6)%, to $6,131,000 for the third quarter of 2023 from $15,959,000 for the third quarter of 2022, driven by the impairment of goodwill attributable to our personal lines operating segment of $10,157,000. This impairment charge was a one time charge, with no similar charge occurring in 2023.

AMERICAN COASTAL INSURANCE CORPORATION

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the three months ended September 30, 2023 increased $24,185,000, or 1,372.6%, to pre-tax income of $25,947,000 for the third quarter of 2023 from pre-tax income of $1,762,000 for the same period in 2022. The change in earnings was primarily driven by decreased loss and LAE incurred and decreased policy acquisition costs quarter-over-quarter. These decreased expenses were partially offset by a decrease in net premiums earned quarter-over-quarter. The details of these changes are described below.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $17,119,000, or 22.3%, to $93,986,000 for the third quarter ended September 30, 2023 from $76,867,000 for the same period in 2022. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and transitioning towards a specialty commercial lines underwriter. The breakdown of the commercial lines operating segment quarter-over-quarter changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Three Months Ended September 30,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$93,965	$76,606	$17,359
Texas	—	114	(114)
South Carolina	—	—	—
Total direct written premium by state	93,965	76,720	17,245
Assumed premium (2)	21	147	(126)
Total gross written premium by state	$93,986	$76,867	$17,119
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2022 and 2021 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended September 30,
New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	629	818	(189)
Texas	—	—	—
South Carolina	—	—	—
Total	629	818	(189)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our commercial lines operating segment for the three months ended September 30, 2023 decreased $33,421,000, or 55.9%, to $26,383,000 from $59,804,000 for the same period in 2022. The decrease in expenses was primarily due to a decrease in loss and LAE and policy acquisition costs in the third quarter of 2023 compared to the third quarter of 2022. The details of these changes can be seen below.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2023	2022	Change
Net loss and LAE	$9,818	$34,229	$(24,411)
% of Gross earned premiums	6.2%	28.6%	(22.4) pts
% of Net earned premiums	19.5%	57.5%	(38.0) pts
Less:
Current year catastrophe losses	$4,892	$27,235	$(22,343)
Prior year reserve (favorable) development	(3,105)	(1,795)	(1,310)
Underlying loss and LAE (1)	$8,031	$8,789	$(758)
% of Gross earned premiums	5.1%	7.3%	(2.2) pts
% of Net earned premiums	15.9%	14.7%	1.2 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Three Months Ended September 30,
	2023	2022	Change
Policy acquisition costs	$13,604	$22,430	$(8,826)
Operating and underwriting	717	717	—
General and administrative	2,244	2,428	(184)
Total Operating Expenses	$16,565	$25,575	$(9,010)
% of Gross earned premiums	10.5%	21.3%	(10.8) pts
% of Net earned premiums	33.0%	43.0%	(10.0) pts

Loss and LAE attributable to our commercial lines operating segment decreased by $24,411,000, or 71.3%, to $9,818,000 for the third quarter of 2023 from $34,229,000 for the third quarter of 2022. Loss and LAE expense as a percentage of net earned premiums decreased 38.0 points to 19.5% for the third quarter of 2023, compared to 57.5% for the third quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2023 would have been 5.1%, a decrease of 2.2 points from 7.3% during the third quarter of 2022.

Policy acquisition costs attributable to our commercial lines operating segment decreased by $8,826,000, or 39.3%, to $13,604,000 for the third quarter of 2023 from $22,430,000 for the third quarter of 2022, ceding commission income of $14,543,000 driven by our commercial lines quota share coverage entered into the second quarter of 2023. This was partially offset by increases in agent commissions, external management fees and premium taxes of $4,004,000, $1,034,000 and $679,000, respectively, driven by increased written premium quarter-over-quarter.

Operating and underwriting expenses attributable to our commercial lines operating segment remained relatively flat, increasing by $0, or 0.0%, to $717,000 for the third quarter of 2023 from $717,000 for the third quarter of 2022.

General and administrative expenses attributable to our commercial lines operating segment remained relatively flat, decreasing by $184,000, or 7.6%, to $2,244,000 for the third quarter of 2023 from $2,428,000 for the third quarter of 2022.

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the three months ended September 30, 2023 increased $21,043,000, or 79.4%, to a pre-tax loss of $5,461,000 for the third quarter of 2023 from a pre-tax loss of

AMERICAN COASTAL INSURANCE CORPORATION

$26,504,000 for the same period in 2022. The change in pretax earnings was primarily driven by a decrease in expenses, partially offset by a decrease in gross premiums written and earned quarter-over-quarter as described below. The details of the change in these expenses are described below.

Revenue

Our gross written premiums attributable to our personal lines operating segment increased $16,400,000, or 62.4%, to $9,886,000 for the third quarter ended September 30, 2023 from $26,286,000 for the same period in 2022. This increase was driven primarily by an increase in direct premiums, driven by the termination of our quota share agreement between our former subsidiary, UPC and IIC effective December 31, 2022 and subsequent renewal of policies directly with IIC. The change in personal lines direct written and assumed premiums and new and renewal policies of the personal lines operating segment quarter-over-quarter can be seen below.

($ in thousands, policies in ones)	Three Months Ended September 30,
	2023	2022	Change

Direct Written Premium	$9,886	$9,749	$137
Assumed Premiums	—	16,537	(16,537)
Total gross written premium	$9,886	$26,286	$(16,400)

New and Renewal Policies (1)	5,331	8,761	(3,430)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our personal lines operating segment for the three months ended September 30, 2023 decreased $26,043,000, or 69.2%, to $11,600,000 from $37,643,000 for the same period in 2022. The decrease in expenses is attributable to a decrease in loss & LAE incurred, general and administrative expenses and policy acquisition costs. The details of these changes are described below.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2023	2022	Change
Net loss and LAE	$3,946	$18,536	$(14,590)
% of Gross earned premiums	49.4%	100.0%	(50.6) pts
% of Net earned premiums	71.2%	173.1%	(101.9) pts
Less:
Current year catastrophe losses	$955	$8,370	$(7,415)
Prior year reserve (favorable) development	(244)	(51)	(193)
Underlying loss and LAE (1)	$3,235	$10,217	$(6,982)
% of Gross earned premiums	40.5%	55.1%	(14.6) pts
% of Net earned premiums	58.4%	95.4%	(37.0) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Three Months Ended September 30,
	2023	2022	Change
Policy acquisition costs	$1,996	$3,600	$(1,604)
Operating and underwriting	1,984	2,296	(312)
General and administrative	3,674	13,211	(9,537)
Total Operating Expenses	$7,654	$19,107	$(11,453)
% of Gross earned premiums	95.9%	103.1%	(7.2) pts
% of Net earned premiums	138.1%	178.5%	(40.4) pts

Loss and LAE attributable to our personal lines operating segment decreased by $14,590,000, or 78.7%, to $3,946,000 for the third quarter of 2023 from $18,536,000 for the third quarter of 2022. Loss and LAE expense as a percentage of net earned premiums decreased 101.9 points to 71.2% for the third quarter of 2023, compared to 173.1% for the third quarter of 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the third quarter of 2023 would have been 40.5%, a decrease of 14.6 points from 55.1% during the third quarter of 2022.

Policy acquisition costs attributable to our personal lines operating segment decreased by $1,604,000, or 44.6%, to $1,996,000 for the third quarter of 2023 from $3,600,000 for the third quarter of 2022, primarily due to a decrease in reinsurance commissions of $2,459,000, driven by the termination of the quota share agreement between our former subsidiary UPC and IIC. This was partially offset by increased agent commissions and policy administration fees of $463,000 and $130,000, respectively, which fluctuate in conjunction with the quarter-over-quarter increase in personal lines direct gross written premium.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $312,000, or 13.6%, to $1,984,000 for the third quarter of 2023 from $2,296,000 for the third quarter of 2022, due to decreased investments in technology of $000 and decreased underwriting expenses of $000 quarter-over-quarter. We also experienced decreased operating costs such as utilities, printing and postage of $000 quarter-over-quarter.

General and administrative expenses attributable to our personal lines operating segment decreased by $9,537,000, or 72.2%, to $3,674,000 for the third quarter of 2023 from $13,211,000 for the third quarter of 2022, driven by a one time impairment of goodwill attributable to our personal lines segment totaling $10,157,000 in 2022. There was no similar transaction that occurred in 2023.

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

Net earnings attributable to ACIC for the nine months ended September 30, 2023 increased $468,712,000, or 270.8%, to net income of $295,627,000 from a net loss of $173,085,000 for the same period in 2022. Of this income, $65,092,000 is attributable to continuing operations for the nine months ended September 30, 2023, an increase of $106,122,000 from a net loss of $41,030,000 for the same period in 2022. Drivers of net income from continuing operations during 2023 include increased gross premiums earned partially offset by increased ceded premiums earned driven by our 2023 quota share agreements, decreased loss and LAE incurred, driven by decreased catastrophe losses year-over-year, and decreased administrative costs. In addition to continuing operations, we recognized income from discontinued operations of $230,535,000, driven by the deconsolidation of UPC and activities related directly to supporting the business conducted by UPC.

Revenue

Our gross written premiums increased $81,681,000, or 18.0%, to $534,880,000 for the nine months ended September 30, 2023 from $453,199,000 for the same period in 2022. This increase was driven primarily by an increase in our commercial premiums written, as we focus on transitioning towards a specialty commercial lines underwriter. The breakdown of the year-over-year changes in both direct written and assumed premiums by state and gross written premium by line of business are shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$507,342	$381,558	$125,784
New York	27,431	19,416	8,015
South Carolina	—	15	(15)
Texas	(9)	3,903	(3,912)
Total direct written premium by region	534,764	404,892	129,872
Assumed premium (2)	116	48,307	(48,191)
Total gross written premium by region	$534,880	$453,199	$81,681

Gross Written Premium by Line of Business
Commercial property	507,449	385,898	121,551
Personal property	$27,431	$67,301	$(39,870)
Total gross written premium by line of business	$534,880	$453,199	$81,681
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 primarily included commercial property business assumed from unaffiliated insurers. Assumed premium written for 2022 includes New York personal property business assumed from our former subsidiary, UPC totaling $21,630,000.

	Nine Months Ended September 30,
New and Renewal Policies (1) By State (2)	2023	2022	Change
Florida	3,243	4,246	(1,003)
New York	16,031	29,704	(13,673)
Texas	—	32	(32)
South Carolina	—	2	(2)
Total	19,274	33,984	(14,710)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the nine months ended September 30, 2023 decreased $55,869,000, or 26.2%, to $157,112,000 from $212,981,000 for the same period in 2022. The decrease in expenses was primarily due to a decrease in loss & LAE incurred and administrative costs year-over-year. Policy acquisition costs and operating and underwriting expenses also decreased year-over-year. The details of these changes can be seen below.

	Nine Months Ended September 30,
	2023	2022	Change
Net loss and LAE	$51,091	$93,112	$(42,021)
% of Gross earned premiums	10.9%	23.8%	(12.9) pts
% of Net earned premiums	22.6%	48.4%	(25.8) pts
Less:
Current year catastrophe losses	$15,002	$39,021	$(24,019)
Prior year reserve (favorable) development	(11,665)	(8,787)	(2,878)
Underlying loss and LAE (1)	$47,754	$62,878	$(15,124)
% of Gross earned premiums	10.2%	16.1%	(5.9) pts
% of Net earned premiums	21.2%	32.7%	(11.5) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Nine Months Ended September 30,
	2023	2022	Change
Policy acquisition costs	$68,117	$69,908	$(1,791)
Operating and underwriting	8,241	10,650	(2,409)
General and administrative	21,507	32,231	(10,724)
Total operating expenses	$97,865	$112,789	$(14,924)
% of Gross earned premiums	20.9%	28.9%	(8.0) pts
% of Net earned premiums	43.2%	58.6%	(15.4) pts

Loss and LAE decreased $42,021,000, or 45.1%, to $51,091,000 for the nine months ended September 30, 2023 from $93,112,000 for the same period in 2022. Loss and LAE expense as a percentage of net earned premiums decreased 25.8 points to 22.6% for the nine months ended September 30, 2023, compared to 48.4% for the same period in 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2023 was 10.2%, a decrease of 5.9 points from 16.1% during the nine months ended September 30, 2022.

Policy acquisition costs decreased $1,791,000, or 2.6%, to $68,117,000 for the nine months ended September 30, 2023 from $69,908,000 for the same period in 2022. The primary driver of the decrease was an increase in ceding commission income of $20,863,000 driven by our commercial lines quota share coverage entered into in the third quarter of 2023. This was partially offset by an increase in external management fees incurred of $13,450,000, agent commissions of $3,378,000 and premium taxes of $1,219,000 related primarily to our commercial lines gross written premium during 2023.

Operating expenses decreased $2,409,000, or 22.6%, to $8,241,000 for the nine months ended September 30, 2023 from $10,650,000 for the same period in 2022, primarily due to decreased investments in technology of $1,676,000. We also experienced decreased operating costs such as utilities, printing and postage of $748,000 year-over-year.

General and administrative expenses decreased $10,724,000, or 33.3%, to $21,507,000 for the nine months ended September 30, 2023 from $32,231,000 for the same period in 2022 driven by the impairment of goodwill attributable to our personal lines operating segment of $10,157,000. This impairment charge was a one time charge, with no similar charge occurring in 2023.

AMERICAN COASTAL INSURANCE CORPORATION

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the nine months ended September 30, 2023 increased $58,117,000, or 180.9%, to pre-tax income of $90,247,000 from pre-tax income of $32,130,000 for the same period in 2022. The change in earnings was primarily driven by increased gross written premiums, the details of which are described below. In addition, loss & LAE incurred decreased year-over-year. This increase was partially offset by increased policy acquisition costs during 2023 compared to the same period in 2022. The details of these changes are described below.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $121,551,000, or 31.5%, to $507,449,000 for the nine months ended September 30, 2023 from $385,898,000 for the same period in 2022. This increase was driven primarily by an increase in written premiums in the state of Florida, as we focus on increasing commercial written premiums and transitioning to a specialty commercial lines underwriter. The breakdown of the commercial lines operating segment year-over-year changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Nine Months Ended September 30,
	2023	2022	Change
Direct Written and Assumed Premium by State (1)
Florida	$507,342	$381,558	$125,784
South Carolina	—	15	(15)
Texas	(9)	3,903	(3,912)
Total direct written premium by region	507,333	385,476	121,857
Assumed premium (2)	116	422	(306)
Total gross written premium by region	$507,449	$385,898	$121,551
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 and 2022 is primarily commercial property business assumed from unaffiliated insurers.

	Nine Months Ended September 30,
New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	3,243	4,246	(1,003)
Texas	—	32	(32)
South Carolina	—	2	(2)
Total	3,243	4,280	(1,037)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our commercial lines operating segment for the nine months ended September 30, 2023 decreased $13,492,000, or 10.7%, to $112,203,000 from $125,695,000 for the same period in 2022. The decrease in expenses was primarily due to a decrease in loss and LAE incurred during 2023 compared to the same period in 2022, partially offset by increased policy acquisition costs. The details of these changes can be seen below.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Nine Months Ended September 30,
	2023	2022	Change
Net loss and LAE	$39,964	$56,537	$(16,573)
% of Gross earned premiums	9.2%	16.6%	(7.4) pts
% of Net earned premiums	19.7%	36.1%	(16.4) pts
Less:
Current year catastrophe losses	$13,190	$27,753	$(14,563)
Prior year reserve (favorable) development	(11,212)	(5,484)	(5,728)
Underlying loss and LAE (1)	$37,986	$34,268	$3,718
% of Gross earned premiums	8.7%	10.1%	(1.4) pts
% of Net earned premiums	18.7%	21.9%	(3.2) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Nine Months Ended September 30,
	2023	2022	Change
Policy acquisition costs	$62,296	$59,036	$3,260
Operating and underwriting	2,314	2,953	(639)
General and administrative	7,629	7,169	460
Total Operating Expenses	$72,239	$69,158	$3,081
% of Gross earned premiums	16.6%	20.3%	(3.7) pts
% of Net earned premiums	35.6%	44.2%	(8.6) pts

Loss and LAE attributable to our commercial lines operating segment decreased by $16,573,000, or 29.3%, to $39,964,000 for the nine months ended September 30, 2023 from $56,537,000 for the same period in 2022. Loss and LAE expense as a percentage of net earned premiums decreased 16.4 points to 19.7% for the nine months ended September 30, 2023 compared to 36.1% for the same period in 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2023 would have been 8.7%, a decrease of 1.4 points from 10.1% during the same period in 2022.

Policy acquisition costs attributable to our commercial lines operating segment increased by $3,260,000, or 5.5%, to $62,296,000 for the nine months ended September 30, 2023 from $59,036,000 for the same period in 2022, driven by a $13,450,000 increase in external management fees, a $2,031,000 increase in agent commissions and a $1,068,000 increase in premium taxes, all as a result of increased gross written premiums year-over-year. This was partially offset by a $13,283,000 increase in ceding commission income related to our quota share agreements entered into in the second quarter of 2023.

Operating and underwriting expenses attributable to our commercial lines operating segment decreased by $639,000, or 21.6%, to $2,314,000 for the nine months ended September 30, 2023 from $2,953,000 for the same period in 2022, driven by a $562,000 decrease in allocations of expenses for investments in technology.

General and administrative expenses attributable to our commercial lines operating segment increased by $460,000, or 6.4%, to $7,629,000 for the nine months ended 2023 from $7,169,000 for the same period in 2022, driven by a $424,000 increase in allocated external fees related to legal, audit, actuarial and tax services provided during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the nine months ended September 30, 2023 increased $32,882,000, or 79.1%, to a pre-tax loss of $8,704,000 from a pre-tax loss of $41,586,000 for the same period in 2022. The change in pretax earnings was primarily driven by a decrease in expenses, partially offset by a decrease in gross written premiums written and earned year-over-year as described below. The details of the changes in these expenses are described below.

Revenue

Our gross written premiums attributable to our personal lines operating segment decreased $39,870,000 or 59.2%, to $27,431,000 for the nine months ended September 30, 2023 from $67,301,000 for the same period in 2022. This decrease was driven primarily by a decrease in assumed premiums, driven by the termination of our quota share agreement between our former subsidiary, UPC and IIC effective December 31, 2022. The change in personal lines direct written and assumed premiums and new and renewal policies of the personal lines operating segment year-over-year can be seen below.

($ in thousands)	Nine Months Ended September 30,
	2023	2022	Change

Direct Written Premium	$27,431	$19,416	$8,015
Assumed Premiums	—	47,885	(47,885)
Total gross written premium by region	$27,431	$67,301	$(39,870)

New and Renewal Policies (1)	16,031	29,704	(13,673)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our personal lines operating segment for the nine months ended September 30, 2023 decreased $42,813,000, or 54.4%, to $35,902,000 from $78,715,000 for the same period in 2022. The decrease in expenses is attributable to a decrease in loss and LAE incurred and policy acquisition costs. General and administrative and operating and underwriting expenses also decreased year-over-year. The details of these changes are described below.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Nine Months Ended September 30,
	2023	2022	Change
Net loss and LAE	$11,127	$36,575	$(25,448)
% of Gross earned premiums	33.9%	73.0%	(39.1) pts
% of Net earned premiums	47.6%	101.3%	(53.7) pts
Less:
Current year catastrophe losses	$1,813	$11,268	$(9,455)
Prior year reserve (favorable) development	(453)	(3,303)	2,850
Underlying loss and LAE (1)	$9,767	$28,610	$(18,843)
% of Gross earned premiums	29.8%	57.1%	(27.3) pts
% of Net earned premiums	41.7%	79.3%	(37.6) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Nine Months Ended September 30,
	2023	2022	Change
Policy acquisition costs	$5,821	$10,872	$(5,051)
Operating and underwriting	5,601	7,409	(1,808)
General and administrative	13,353	23,859	(10,506)
Total Operating Expenses	$24,775	$42,140	$(17,365)
% of Gross earned premiums	75.5%	84.2%	(8.7) pts
% of Net earned premiums	105.9%	116.7%	(10.8) pts

Loss and LAE attributable to our personal lines operating segment decreased by $25,448,000, or 69.6%, to $11,127,000 for the nine months ended September 30, 2023 from $36,575,000 for the same period in 2022. Loss and LAE expense as a percentage of net earned premiums decreased 53.7 points to 47.6% for the nine months ended September 30, 2023, compared to 101.3% for the same period in 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2023 would have been 29.8%, a decrease of 27.3 points from 57.1% for the same period in 2022.

Policy acquisition costs attributable to our personal lines operating segment decreased by $5,051,000, or 46.5%, to $5,821,000 for the nine months ended September 30, 2023 from $10,872,000 for the same period in 2022, primarily due to a decrease in reinsurance commissions of $7,580,000, driven by the termination of the quota share agreement between our former subsidiary UPC and IIC. This was partially offset by increased agent commissions and policy administration fees of $1,347,000 and $413,000, respectively, which fluctuate in conjunction with the year-over-year increase in personal lines direct gross written premium.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $1,808,000, or 24.4%, to $5,601,000 for the nine months ended September 30, 2023 from $7,409,000 for the same period in 2022, due to decreased investments in technology of $1,100,000. We also experienced decreased operating costs such as utilities, printing and postage of $513,000 year-over-year.

General and administrative expenses attributable to our personal lines operating segment decreased $10,506,000, or 44.0%, to $13,353,000 for the nine months ended September 30, 2023 from $23,859,000 for the same period in 2022, driven by the

AMERICAN COASTAL INSURANCE CORPORATION

impairment of all goodwill attributable to our personal lines segment totaling $10,157,000 in 2022. There was no similar transaction that occurred in 2023.

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

During the three and nine months ended September 30, 2023, the Company made no capital contributions to its subsidiaries. During the three months ended September 30, 2022, the Company made capital contributions totaling $16,000,000 to our former insurance subsidiary UPC. During the nine months ended September 30, 2022, the Company made capital contributions of $55,000,000 and $11,200,000 each to our former insurance subsidiaries, UPC and FSIC. The contribution made to FSIC was made prior to the merging of FSIC into UPC. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

As described in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements above, substantial doubt existed about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that our Form 10-K was previously issued. However, as of June 30, 2023, the Company concluded that the events described in Note 1 have alleviated this substantial doubt. Accordingly, the unaudited condensed consolidated interim financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of September 30, 2023, 5,200 shares had been sold under the Agreement resulting in commissions paid of approximately $1,000 and net proceeds of approximately $38,000 and as of November 13, 2023, approximately 978,000 shares have been sold under the agreement resulting in commissions paid of approximately $221,000 and net proceeds of approximately $7,138,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

Cash Flows for the nine months ended September 30, 2023 and 2022 (in millions)

AMERICAN COASTAL INSURANCE CORPORATION

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

During the nine months ended September 30, 2023, we experienced cash outflows of $184,889,000 compared to cash outflows of $27,048,000 during the nine months ended September 30, 2022. This change in outflows was driven by the continued payment of claims, partially offset by recoveries received during the year, resulting in a decrease in our unpaid loss & loss adjustment expenses of $51,364,000 net of reinsurance recoverables. In addition, the Company experienced outflows from reinsurance contract payments which can be seen in the change in our ceded unearned premiums of $160,577,000. The remainder of these outflows can be attributed to normal business processes.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the nine months ended September 30, 2023, net sales of investments totaled $263,877,000 compared to net sales of investments of $99,702,000 during the nine months ended September 30, 2022. This was offset by the disposition of $232,582,000 of cash held by UPC at the time of receivership.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the nine months ended September 30, 2023, cash provided by financing activities totaled $38,000, compared to cash used in financing activities totaling $25,071,000 for the nine months ended September 30, 2022. The decrease in outflow in 2023 can be attributed to no dividend payment being made in the first quarter of 2023. In addition, no repayments of borrowings were made in 2023 as we no longer hold the debt associated with our former subsidiary, UPC. Finally, in 2022 we returned capital attributable to the noncontrolling interest of JIC. This was a one-time return of capital.

OFF-BALANCE SHEET ARRANGEMENTS

AMERICAN COASTAL INSURANCE CORPORATION

At September 30, 2023, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2022. We had no material changes in our market risk during the nine months ended September 30, 2023.

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

These remediation measures require validation and testing of the design and operating effectiveness of internal control over a sustained period of financial reporting to reach a determination that the material weakness has been remediated. As we continue to validate and test our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate.

Changes in Internal Control over Financial Reporting

AMERICAN COASTAL INSURANCE CORPORATION

During the nine months ended September 30, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identification of the material weakness.

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

At September 30, 2023, the Company was not involved in any material non-claims-related legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, we did not sell any unregistered equity securities or repurchase any of our equity securities.

AMERICAN COASTAL INSURANCE CORPORATION

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

1.1	Equity Distribution Agreement, dated as of September 27, 2023, between the Company and Raymond James & Associates, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

AMERICAN COASTAL INSURANCE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORPORATION

November 14, 2023	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

November 14, 2023	By:	/s/ B. Bradford Martz
B. Bradford Martz, Chief Financial Officer and President (principal financial officer and principal accounting officer)