Form 10-K
period 2023-12-31
AMERICAN COASTAL INSURANCE Corp
filed 2024-03-15
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
727-633-0851
(Telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of shares of the registrant’s common stock held by non–affiliates of the registrant was approximately $89,760,000 as of June 30, 2023, calculated using the closing sales price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2024, 47,799,465 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

2

AMERICAN COASTAL INSURANCE CORPORATION

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
•the regulatory, economic and weather conditions present in Florida and New York, the states in which we are most concentrated;
•our ability to cultivate and maintain agent relationships, particularly our relationship with AmRisc, LLC (AmRisc);
•the possibility that actual claims incurred may exceed our loss reserves for claims;
•assessments charged by various governmental agencies;
•our ability to implement and maintain adequate internal controls over financial reporting, including our ability to remediate any existing material weakness in our internal controls over financial reporting and the timing of any such remediation, as well as to reestablish effective internal controls over financial reporting and disclosure controls and procedures;
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

AMERICAN COASTAL INSURANCE CORPORATION

PART I

Item 1. Business

INTRODUCTION

Company Overview

    American Coastal Insurance Corporation (referred to in this Form 10-K as we, our, us, the Company or ACIC) is a holding company primarily engaged in the commercial and personal property and casualty insurance business with investments in the United States. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. We conduct our business principally through our two wholly-owned insurance subsidiaries: American Coastal Insurance Company (AmCoastal); and Interboro Insurance Company (IIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “American Coastal Insurance Corporation,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida and New York. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, during 2022 we wrote personal residential business in six other states, however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (the "DFS"), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary for periods prior to receivership, now included within discontinued operations, can be seen in Note 3 of the Notes to Consolidated Financial Statements below.

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including AmCoastal, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary Family Security Insurance Company, Inc. (FSIC), in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Tokio Marine), which formed Journey Insurance Company (JIC) in August 2018. Effective June 1, 2022, we merged JIC into AmCoastal, with AmCoastal being the surviving entity. Effective May 31, 2022, we merged FSIC into our former subsidiary, UPC, with UPC being the surviving entity.

As of October 6, 2023 we were seeking a buyer for IIC to complete our exit from the personal lines business and expect the sale price to be the book value of the entity. The Company entered into a non-binding term sheet on October 6, 2023 for the sale of IIC whereby the buyer will acquire 100% of the issued and outstanding common stock of IIC in exchange for a cash purchase price equal to the GAAP book value of IIC at the time of closing, subject to negotiating and entering into definitive documents containing customary terms and conditions and obtaining regulatory approval(s).

Financial strength or stability ratings are important to insurance companies in establishing their competitive position and may impact an insurance company’s ability to write policies. We are rated by Demotech and Kroll Bond Rating Agency (Kroll). Demotech maintains a letter-scale financial stability rating system ranging from A’’ (A double prime) to L (licensed by insurance regulatory authorities). Kroll maintains a letter-scale financial strength rating system for insurance companies ranging from AAA (extremely strong operations and no risk) to R (operating under regulatory supervision). The financial strength or stability ratings of our insurance company subsidiaries as of December 31, 2023 are listed below. With these ratings, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.

Subsidiary	Demotech Rating	Kroll Rating
AmCoastal	A	A-
IIC	A	A-
ACIC		BB+

AMERICAN COASTAL INSURANCE CORPORATION

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

We desire to have the right combination of price, underwriting rules, deductibles and coverages to earn a return on capital that exceeds our cost of capital throughout the insurance market cycle. The Company also seeks to have risks maintain an appropriate insurance to value through annual re-underwriting and inspection of each property to ensure it meets or exceeds our underwriting guidelines with verified data quality and integrity regarding the key risk characteristics of our covered properties.

With UPC in receivership, the Company’s personal lines business is limited to IIC in New York and activities supporting the run-off and liquidation of UPC. As a result of our desire to focus on commercial lines, we expect to divest IIC, which would result in ACIC being our only operating insurance subsidiary at some point in the future.

Our commercial lines portfolio is concentrated in Florida and personal lines portfolio is concentrated in New York with an ongoing threat of natural catastrophes which exposes the Company to risk and volatility.

PRODUCTS AND DISTRIBUTION

In July of 2020, we implemented a strategy to de-risk the Company by reducing premiums and exposure from our personal lines segment that was offset with growth in our commercial lines segment. The graphs below show our product mix distribution based on gross written premium, excluding our premiums attributable to discontinued operations.

AMERICAN COASTAL INSURANCE CORPORATION

Personal Residential Products

Policies we issue under our homeowners’ program provide structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners through our subsidiary IIC. Personal residential products are offered New York. We include coverage to policyholders for loss or damage to dwellings, detached structures or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

In 2023, personal residential property policies (by which we mean both standard homeowners’, dwelling fire, renters and condo owners’ policies) produced written premium of $34,334,000 and accounted for 5.1% of our total gross written premium. All of the personal residential gross written premium was written in New York.

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

In 2023, commercial policies produced written premium of $635,709,000 and accounted for 94.9% of our total gross written premium.

Not-At-Risk Offerings

On our equipment breakdown, identity theft, and cyber security policies we earn a commission while retaining no risk of loss, since all such risk is ceded to other private companies (other risks). Previously, we offered flood policies that were ceded to the federal government via the National Flood Insurance Program (NFIP). However, on June 9, 2022, we entered into a renewal rights agreement with Wright National Flood Insurance Company to sell our entire NFIP Write Your Own flood insurance business and are no longer offering flood policies.
Underwriting

We price our products at levels that we project will generate an acceptable underwriting profit. We aim to accurately underwrite the risk and profitability of each potential policy. The Company uses pricing algorithms, judgement-based rating and consent to rate methodologies that consider historical attritional loss costs for the rating territory in which the risk resides, as well as modeled expected losses for catastrophes and projected reinsurance costs based on the specific geographic and structural characteristics of the property. We seek to optimize our portfolio by managing our probable maximum loss, total insured value and average annual loss. As part of this optimization process, we use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address.

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

Distribution Channels

Our commercial lines policies are marketed and distributed to condominium associations by AmRisc, LLC through a network of independent agencies managed by AmRisc, LLC that specialize in commercial residential insurance. AmRisc, LLC is an unaffiliated third-party and represents 100% of our commercial lines revenue based on our exclusive agreement in Florida.

As of December 31, 2023, we marketed and distributed our personal lines policies to consumers through approximately 400 independent agencies.

AMERICAN COASTAL INSURANCE CORPORATION

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

GEOGRAPHIC MARKETS

The table below shows the geographic distribution of our policies in-force as of December 31, 2023, 2022 and 2021, excluding our policies attributable to discontinued operations. The graphs below exclude states with policies that are less than 0.2% of our total policies in-force.

Policies In-Force By State (1)	2023	2022	2021
New York	18,640	35,868	43,529
Florida	4,208	5,348	5,909
Texas	—	26	88
South Carolina	—	—	28
Total	22,848	41,242	49,554
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

The table below shows the geographic distribution of our total insured value (TIV) of all polices in-force as of December 31, 2023, 2022 and 2021, excluding our policies attributable to discontinued operations.

TIV By State(1)	2023	2022	2021
Florida	$56,340,145	$68,961,070	$72,638,543
New York	13,255,735	26,697,590	32,012,956
Texas	—	615,670	372,633
South Carolina	—	—	1,650,412
Total	$69,595,880	$96,274,330	$106,674,544
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.

COMPETITION

    The property and casualty insurance market in the United States is highly competitive and rapidly changing. Our primary competitors range from large national property and casualty insurance companies that write most classes of business using traditional products and pricing to small and mid-size regional insurance companies that provide specialty coverages.

We compete primarily on the basis of policy features, the strength of our distribution network and the quality of our services to our agents and policyholders. Our track record writing homeowners’ insurance in catastrophe-exposed areas has enabled us to develop sophisticated pricing techniques that endeavor to accurately reflect the risk of loss while allowing us to be competitive in our target markets. This pricing segmentation approach allows us to offer products in areas that have a high demand for property insurance yet are under-served by the national carriers. However, we face the risk that policyholders may be able to obtain more favorable terms from competitors rather than renewing coverage with us.

Our ability to compete is dependent on a number of factors. One factor is the financial strength or stability ratings assigned to our insurance subsidiaries by independent rating agencies. A downgrade in these ratings could negatively impact our position in the market. Another, is that we must attract and retain key employees and highly skilled people in order to be successful in

AMERICAN COASTAL INSURANCE CORPORATION

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

REGULATION

We are subject to extensive regulation in the jurisdictions in which our insurance company subsidiaries are domiciled and licensed to transact business, primarily at the state level. AmCoastal is domiciled in Florida and IIC is domiciled in New York. In general, these regulations are designed to protect the interests of insurance policyholders.

Such regulations have a substantial effect on certain areas of our business, including:

•insurer solvency,
•reserve adequacy,
•insurance company licensing and examination,
•agent and adjuster licensing,
•rate setting, underwriting rules and coverage forms,
•investments,
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

In 2021, the Florida Office of Insurance Regulation (FLOIR) began a statutory examination of JIC for the year ended December 31, 2020. This examination concluded in 2022, with no significant findings. In 2023, the FLOIR notified the Company of a statutory financial examination of AmCoastal as of December 31, 2023, to commence in 2024.

For a discussion of statutory financial information and regulatory contingencies, see Note 16 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

AMERICAN COASTAL INSURANCE CORPORATION

The level of required risk-based capital is calculated and reported annually.  The table below outlines each of our subsidiary’s RBC ratios, all of which were in excess of minimum requirements, as of December 31, 2023.

Subsidiary	RBC Ratio
ACIC	979%
IIC	477%

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

In addition, in connection with the filed plan of withdrawal in New York for our former insurance subsidiary, UPC, our subsidiary, IIC, has agreed not to pay ordinary dividends until January 1, 2025, without the prior approval of the New York Department of Financial Services.

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

AMERICAN COASTAL INSURANCE CORPORATION

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliates for services (i.e., management fees and commissions). The Company allocates a portion of relevant expenses to AmCoastal for statutory accounting purposes at cost.

AmRisc, a managing general underwriter, handles the underwriting, claims processing and premium collection for our AmCoastal commercial business written in Florida. In return, AmRisc is reimbursed through monthly management fees.

The Company does not utilize a managing general agent structure in New York. Instead, ACIC allocates a portion of relevant expenses to IIC for statutory accounting purposes at cost.

CORPORATE RESPONSIBILITY AND SUSTAINABILITY

As a company with more than 20 years of history and experience, we strive to create and maintain a culture within our business where people are empowered to address risks as they emerge, and where we expect all associates to hold themselves and their teammates accountable for personal integrity and professionalism. To demonstrate this culture our leaders must lead by example and clear standards of behavior should be well understood by the entire company. We maintain five core values; collaboration, communication, loyalty, resiliency, and integrity, to accomplish this goal.

In addition to our cultural goals, we are committed to conducting business in a manner that supports environmental, social, and governance (ESG) matters. ACIC believes that an effective ESG strategy leads to improved decision making, associate engagement, and financial results over time.

To show our commitment to conducting business that supports ESG matters, in the second quarter of 2021 we published our Sustainability & Responsibility report, which outlines our ESG practices and goals. Highlights from the report can be seen below, and the full report is available on our company website under Environmental, Social and Governance.

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

There is a growing consensus today that the frequency and severity of catastrophic events or severe weather conditions is increasing as a result of climate change. We recognize current trends and potential financial impact are not sustainable. As a result, we have taken the following steps to improve our environmental footprint and reduce our contribution to climate change:

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

ACIC continuously monitors our environmental footprint and will continue to make steps to reduce this footprint where possible. We have committed to achieve net-zero carbon emissions in our operations and through our value chain by no later than 2030.

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

In addition to our social responsibility as an employer within the community, ACIC also seeks to support our community through various initiatives intended to give back and promote goodwill. Over the past several years we have provided support to numerous non-for-profit organizations. Some of the causes we have provided support to include, but are not limited to, youth

AMERICAN COASTAL INSURANCE CORPORATION

education, work force development, medical care and research, domestic violence shelters and prevention, and child-care services. We are committed to giving back and investing in the communities we serve.

Governance Matters

Our Board of Directors oversee and monitor our management in the interest and for the benefit of our stockholders. Our Board is currently comprised of nine directors, divided into two classes. Each class of directors is elected for a two-year term, in accordance with our Certificate of Incorporation. Eight of our Directors, or 88.9%, are considered to be independent.

Our Board of Directors has several committees, including an Audit Committee, a Compensation and Benefits Committee, a Nominating and Corporate Governance Committee, and an Investment Committee. All members of these committees qualify as independent directors under SEC and Nasdaq standards as well as under the independence standards specific to their committees. ACIC has also committed to adding at least two new Directors to our Board of Directors to improve overall diversity at the highest level of corporate governance.

HUMAN CAPITAL MANAGEMENT

Diversity and Employment Statistics

As of December 31, 2023, we had 71 employees, of which 17 worked in Claims, and eight worked in Sales and Underwriting, respectively. These employees have regular direct contact with our vendors, agencies, or customers. We are not party to any collective bargaining agreements and we have not experienced any work stoppages or strikes as a result of labor disputes.

The following table shows the diversity in our workforce population at December 31, 2023 and how this diversity has changed from December 31, 2022.

	Gender (1)	Change from December 31, 2022	Race (1)	Change from December 31, 2022
Executive Officers	20.0%	0 points	40.0%	0 points
Management Team (2)	44.7%	5.7 points	14.9%	(11.9) points
All Other Employees	42.1%	(2.8) points	15.8%	(18.5) points
(1) Information regarding gender and race is based on information provided by employees.
(2) Our management team is comprised of employees in supervisory roles at the manager and director level or above.

We believe that inclusion and diversity starts at the top. In 2021, we appointed a female leader within our organization to serve as our General Counsel. In addition, in January 2024 we appointed a new female leader from outside of our organization to serve as our Chief Financial Officer. With two of the five members of our executive leadership team as of December 31, 2023 comprised of underrepresented groups, we believe this is strong evidence of our commitment to our ESG goals.

Oversight and Management

We recognize the diversity of our policyholders, team, and geographic markets, and believe in creating an inclusive environment that represents a variety of backgrounds. Working under these principles, our Human Resources Department is tasked with recruiting and hiring, onboarding, performance management, and managing employee-related matters.

We believe in transparency at all levels at ACIC. On a monthly basis, an all employee meeting is held where our Executive Officers recognize employees for their continued success, discuss new and ongoing company initiatives, and address any concerns our employees may have. In addition to this, the leaders in each department assist our Executive Officers in maintaining our culture and implementing our core values at all levels of the organization.

AMERICAN COASTAL INSURANCE CORPORATION

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

As a part of our retention efforts, we also invest in ongoing development for all employees, and attempt to fill vacant senior or leadership roles through internal promotion when possible. Voluntary attrition was 31.0% for the year ended December 31, 2023.

CORPORATE INFORMATION

American Coastal Insurance Corporation was incorporated in Delaware in 2007. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. Our principal executive offices are located at 800 2nd Avenue S., St. Petersburg, FL 33701 and our telephone number at that location is (727) 633-0851. We are listed on the Nasdaq stock exchange under ticker symbol “ACIC.”

Segments

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

Available Information

We make available, free of charge through our website, www.amcoastal.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (SEC).

You may also access this information at the SEC’s website (www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

AMERICAN COASTAL INSURANCE CORPORATION

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

The frequency and severity of weather conditions are inherently unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. We write a significant number of our policies in Florida, a state that has experienced significant hurricanes in recent years, which some weather analysts believe is consistent with a period of sustained greater hurricane activity. There is a growing consensus today that climate change is increasing the frequency and severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide insurance to our policyholders in the future. In addition, increased catastrophic events could result in increased credit exposure to the reinsurers we transact business with. Our actual losses from catastrophic events may be larger than anticipated should our reinsurers fail to meet their obligations.

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

As of December 31, 2023, a significant number of our policies in-force were concentrated in Florida and a majority of our total insured value was concentrated in Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will likely have a more significant impact on our revenues and profitability compared to such conditions in other jurisdictions in which we operate. Furthermore, changes in such conditions in Florida could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

AMERICAN COASTAL INSURANCE CORPORATION

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

We face an increase in cost of claims as the result of one-way attorney fees in the State of Florida. Florida Statutes sections 627.428 and 57.105 provide that a prevailing party in litigation is entitled to attorney’s fees. In 2021, the Florida legislature enacted omnibus insurance reform that, among other measures, replaced the one-way attorney fee statute with a schedule whereby recovery of attorney fees is contingent upon obtaining a judgment that exceeds the pre-suit offer. In 2022, the Florida legislature enacted additional insurance reform designed to improve the affordability of property insurance and reduce frivolous lawsuits. We cannot guarantee that this new legislation will further reduce the impact of litigation and expenses related to litigation, or whether additional legislation will be passed that affect the cost of litigation on claims expenses.

Because we rely on insurance agents, the loss of these agent relationships, particularly our relationship with AmRisc, LLC (AmRisc), or our inability to attract and incentivize new agents could have an adverse impact on our business.

We market our homeowners’ insurance product to a broad range of prospective policyholders through approximately 400 independent agencies as of December 31, 2023. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents commonly represent other insurance companies, including our competitors, and we do not control their activities. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. As a result, our business is dependent on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network and policies in-force. Failure to grow or maintain our agency relationships, a failure to attract and incentivize new agents or the failure of agents to act as anticipated could adversely affect sales of our insurance products.

Additionally, AmCoastal has a managing agency contract (the MGA contract) with AmRisc, pursuant to which AmRisc serves as AmCoastal’s managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida. The contract between AmCoastal and AmRisc is exclusive. Under the MGA contract with AmCoastal, AmRisc must produce a certain volume of business for AmCoastal. Therefore, failure of AmRisc to produce the required volume of business could cause us to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find a replacement managing general agent, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Given the concentration of AmCoastal’s commercial business and operations with AmRisc, AmRisc may have substantial leverage in negotiations with AmCoastal regarding the MGA contract, and amendments to the terms and conditions of the MGA contract or other changes to the commercial relationship between AmRisc and AmCoastal could have a material adverse effect on our business, financial condition and results of operations. Following the termination or expiration of the MGA contract, AmCoastal’s ability to compete for and solicit renewals of business previously underwritten by AmRisc on their respective behalves may be limited by legal, commercial and other impediments, including AmRisc’s relationship with other insurance producers that control the business. Such impediments could have a material adverse effect on our financial condition and results of operations due to the concentration of AmCoastal’s business with AmRisc.

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

AMERICAN COASTAL INSURANCE CORPORATION

Because of the inherent uncertainty in estimating loss reserves, including reserves for catastrophes and litigated claims, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed our existing loss reserves. If our reserves are inadequate, it may cause us to overstate our earnings for the periods during which our reserves for expected losses was insufficient and result in higher losses in future periods.

We may experience government-levied assessments. Although we may have the ability to collect this assessment from our policyholders, the timing of collection may have a material adverse effect on our results of operations.

Our insurance subsidiaries are subject to assessments levied by various governmental and quasi-governmental entities in the states in which we operate. For example, in May 2023, Florida enacted a consumer protection law that increased the maximum administrative fines that may be levied on insurance companies by the Florida Office of Insurance Regulation by 250% generally, and 500% for violations stemming from a state of emergency such as a hurricane. While we may have the ability to recover these assessments from policyholders through policy surcharges in some states in which we operate, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material adverse effect on our results of operations in a particular reporting period.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in this Annual Report, in the course of preparing our interim financial statements for the fiscal quarter ended June 30, 2023, we identified a material weakness in our internal control over financial reporting, which existed as of March 31, 2023. The material weakness was caused by inadequate controls over the review of significant unusual transactions, including the effects of the transactions on the preparation of the Company’s tax provision, described in more detail under the heading Part II — Item 9A. Controls and Procedures in this Annual Report. We have commenced efforts to remediate the material weakness as described in more detail under the heading Part II — Item 9A. Controls and Procedures in this Annual Report. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Additionally, in the absence of overarching federal law, individual states are adopting their own privacy and cybersecurity laws and regulations. For example, in an effort to protect information systems, the New York State Department of Financial Services (NYDFS) adopted regulation providing minimum standards for an organization’s cybersecurity program and requiring additional certification confirming compliance. In October 2017, the National Association of Insurance Commissioners (NAIC) adopted a new Insurance Data Security Model Law, which is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYDFS cybersecurity regulation. In November 2023, NYDFS finalized amendments effective in April 2024 to expand their cybersecurity regulation by requiring companies to, among other things, (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) review and update any risk assessments at least annually, as well as whenever a change in the business or technology causes a material change to cyber risk. Though the NYDFS cybersecurity regulation helps to reduce the third-party risk and imposes specific technical safeguards, the evolving compliance and operational requirements of privacy and cybersecurity laws and regulations impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our business and results of operations.

Furthermore, the SEC has made clear their focus on cybersecurity. In August 2023, the SEC adopted new cybersecurity disclosure rules, aimed at enhancing and standardizing disclosures made by public companies regarding cybersecurity risk management, strategy, governance and incident reporting. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. AmCoastal, in particular, processes sensitive personal information of its policyholders, which exposes AmCoastal to heightened risk. Many regulators have indicated an intention to take more aggressive enforcement actions regarding cybersecurity matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.

Loss of key vendor relationships, disputes with key vendors, or failure of a vendor to protect personally identifiable information of our customers, claimants or employees, or failure of a vendor to perform its duties in accordance with the contract or the applicable law, could have an adverse effect on our business, results of operations or financial condition.

We rely on services and products provided by many third-party vendors. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and payroll and benefits vendors who process sensitive personally identifiable information. In the event that one or more of our vendors suffers a bankruptcy, renews its contractual arrangement on terms less favorable to us, fails to comply with legal or regulatory requirements or otherwise

AMERICAN COASTAL INSURANCE CORPORATION

becomes unable to continue to provide products or services, or fails to protect personally identifiable information of our customers, claimants or employees, we may suffer operational impairments and financial losses. An interruption in or the cessation of service by any service provider as a result of system failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business. Moreover, in the event of a data breach involving any of our third-party vendors, our customers’, claimants’ or employees’ personally identifiable information could also be put at risk. The failure of the third-party vendor to adhere to service level standards, or not perform their duties in accordance with applicable law, could impact our financial position. Any such data breach involving our third-party vendors, or failure to perform their duties, could result in significant mitigation or legal expenses for us, which could materially and adversely affect our reputation, relationships with our customers, business, results of operations and financial condition.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Our Senior Notes due 2027 (Senior Notes) place certain restrictions on the Company’s financial operations. Because we are a holding company, our assets consist primarily of the securities of our subsidiaries. The negative pledge provisions in the Senior Notes limit our ability to pledge securities of our subsidiaries and restrict dispositions of the capital stock of our subsidiaries. Our Senior Notes require us to maintain certain financial ratios and to comply with various operational and other covenants, including limitations on our ability to incur any indebtedness unless certain conditions are met. Details of these covenants can be found in Note 12 in our Notes to Consolidated Financial Statements. Our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default and an acceleration of the maturity of the Senior Notes. We cannot assure you that our assets or cash flow would be sufficient to fully repay the Senior Notes if accelerated, or that we would be able to restructure the payments on the Senior Notes. This could have a material adverse impact on our liquidity, financial condition and results of operations.

RISKS RELATED TO THE INSURANCE INDUSTRY

Because we are operating in a highly competitive market, we may lack the resources to control our market share, which could adversely impact our business and results of operations.

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. The principal competitive factors in our industry are price, service, coverage options, underwriting guidelines, commission structure and financial condition. We compete with other property and casualty insurers that underwrite property and casualty insurance in the same geographic areas in which we operate and some of those insurers have greater financial resources and have a longer operating history than we do. In addition, our competitors may offer products for alternative forms of risk protection that we presently do not offer or are not similarly regulated in the admitted market, which could adversely affect the sales of our products. Customers may turn to our competitors as a result of price, our failure to deliver on customer expectations, service flaws, technology issues, gaps in operational support or other issues affecting customer experience. We also compete with new companies that continue to enter the insurance market. We may have difficulty controlling our market share due to an increase in reinsurance costs, inflation which increases actual losses and loss adjustment expenses, and losses from the high frequency of catastrophe events in recent years. Competition could limit our ability to retain existing business or to write new business at adequate rates, and such limitation may cause a material adverse effect on our results of operations and financial position.

AMERICAN COASTAL INSURANCE CORPORATION

In addition, industry developments could further increase competition in our industry. These developments could include:
•an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better market conditions, more competitive premium pricing and/or more favorable policy terms;
•an increase in programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;
•changes in state regulatory climates; and
•the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to us.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available. If competition limits our ability to write new business at adequate rates, or reduces our policy retention rates, our future results of operations would be adversely affected.

Changes in state regulation may adversely affect our results of operation and financial condition.

As a holding company with operating insurance company subsidiaries, we are subject to the laws and regulations of the various states in which our insurance subsidiaries operate. From time to time, states pass legislation, and regulators take action, that has the effect of limiting the ability of insurers to manage risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas, or mandating that insurers participate in residual markets. In addition, legislative initiatives and court decisions can seek to expand insurance coverage for insured losses beyond the original intent of the policies, which could cause our actual loss and loss adjustment expense to exceed our estimates. Further, our ability to adjust pricing to the extent necessary to offset losses or operating costs requires approval of insurance regulatory authorities.

Our ability to appropriately manage our catastrophe exposure by adjusting prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy and the evolving political environment, which may have a material adverse effect on our results of operations, financial condition and cash flows. We cannot predict whether and to what extent the adoption of new legislation and regulations would affect our ability to manage our exposure to catastrophic events.

The insurance industry is heavily regulated and further restrictive regulation may reduce our profitability and limit our growth.

The insurance industry is extensively regulated and supervised. Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders, and other investors. This regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company's business. We are subject to comprehensive regulation and supervision by state insurance departments in New York and Florida, the states in which our insurance subsidiaries are domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. The regulations of each state are unique and complex and subject to change, and certain states may have regulations that conflict with the regulations of other states in which we operate. As a result, we are subject to the risk that compliance with the regulations in one state may not result in compliance with the regulations in another state.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Investment Committee of the Board of Directors. Our investments are subject to market risks and risks inherent in individual securities. In particular, interest rates are highly sensitive to many factors, including monetary and fiscal policy, domestic and international economic and political issues, geopolitical events, economic sanctions, blockades, and other factors beyond our control.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

AMERICAN COASTAL INSURANCE CORPORATION

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

As of December 31, 2023, we had registered up to 100 million shares of our securities (including both our preferred and common stock) authorized to issue from time to time in one or more offerings. Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Future share issuances in connection with merger transactions or other acquisitions could result in substantial additional dilution to our stockholders. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. For example, in the fourth quarter of 2023, we sold 3,367,889 shares of common stock pursuant to an at-the-market program.

If we issue additional shares of our common stock or if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuance or sales may occur, then the trading price of our common stock may significantly decline.

Dividend payments on our common stock in the future are uncertain, and our ability to pay dividends may be constrained by our holding company structure.

We have paid dividends on our common stock in the past but have paid no dividends since March 16, 2022. However, the declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends from our subsidiaries (as we are a holding company and do not have any significant operations or assets other than our ownership of the shares of our operating subsidiaries), capital adequacy, liquidity, general business conditions and such other factors as our Board of Directors deems relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations.

The Company is a holding company with no significant operations. The principal assets are the stock of its subsidiaries and the holding company’s directly held investment portfolio. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 16 in our Notes to Consolidated Financial Statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to stockholders and service our debt in the timeframe expected.

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

AMERICAN COASTAL INSURANCE CORPORATION

In connection with the filed plan of withdrawal in New York for our former insurance subsidiary, UPC, our insurance subsidiary, IIC, has agreed not to pay ordinary dividends until January 1, 2025, without the prior approval of the New York Department of Financial Services.
The substantial ownership of our common stock by R. Daniel Peed and his affiliates allows him to exert significant control over us, and the Company and R. Daniel Peed are subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities.

R. Daniel Peed, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 30% of our issued and outstanding common stock at December 31, 2023. Mr. Peed also has a proxy from another member of RDX Holding, LLC, the former parent company of AmCo, who beneficially owns approximately 8% of our issued and outstanding common stock. As a result, Mr. Peed is able to exert substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other stockholders may disagree. Mr. Peed has the ability to exert significant influence over the following:

•the nomination, election and removal of our Board of Directors;
•the adoption of amendments to our charter documents;
•management and policies;
•our day-to-day operations; and
•the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

AmCo and AmCoastal are also subject to restrictive covenant agreements that contain non-competition, non-solicitation, confidentiality and other restrictive covenants that prohibit AmCo and AmCoastal from engaging in certain activities, including activities customarily performed by managing general agents and activities relating to segments of the commercial property insurance market for coastally exposed risks in the United States. Additionally, in connection with our merger with AmCo, we agreed to be subject to a restrictive covenant expiring on January 1, 2027 that will prohibit the formation, investment in or development, acquisition or ownership of any managing general agent or entity that performs activities customarily performed by managing general agents, or the engagement in customary managing general agent functions with respect to the commercial property insurance business. These restrictive covenants may restrict us from pursuing opportunities for expansion, including opportunities to act as or perform functions similar to a managing general agent, and therefore may limit our overall growth potential.

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

As noted above, Mr. Peed beneficially owned approximately 30% of our issued and outstanding common stock as of December 31, 2023. The Company has granted Mr. Peed and his affiliates customary demand and piggyback registration rights pursuant to which, subject to certain limitations, all of such shares eligible to be registered under the Securities Act of 1933, as amended (the Securities Act), and may be offered and sold to the public from time to time after the effectiveness of the related registration statement. Such shares may also be resold into the public markets in accordance with an exemption from registration under the Securities Act, including Rule 144, subject to the volume limitations, manner of sale requirements and notice requirements thereof. Sales of our common stock by Mr. Peed and his affiliates could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our other stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by Mr. Peed and his affiliates could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

Provisions in our charter documents may make it harder for others to obtain control of us even though some stockholders might consider such a development to be favorable.

AMERICAN COASTAL INSURANCE CORPORATION

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity program is led by our Chief Information Security Officer (CISO) and overseen by the Audit Committee and the Board. Our cybersecurity program prioritizes threat mitigation, while focusing on maintaining the integrity and resilience of our systems. Our cybersecurity program includes identifying threats, considering potential damages through the lens of residual risk, identifying potential actions to manage cyber risk, implementation, and ongoing monitoring and testing for design and performance effectiveness.

The Company’s risk management strategy identifies cybersecurity risks, such as vulnerabilities on assets, fraud, abuse of systems and services, unauthorized data access, data exfiltration, data destruction, and service disruption, as among the Company’s top enterprise risks. As such, the cybersecurity risk management process and related governance process are integrated into the broader information technology control environment, which is integrated into the Company’s overall risk management systems and processes. Additionally, we regularly review and test our cybersecurity controls.

Our cybersecurity team, in partnership with external vendors and a third-party security operations center, designs and implements data security and cybersecurity programs, risk assessments, monitoring, external and internal penetration tests, controls testing and training for our employees. In 2023, a third-party consultant was engaged to facilitate a table top exercise to test the company’s cyber incident response plan. We continue to make investments to enhance our ability to identify and detect cybersecurity risks within our environment and protect the Company from those identified risks.

Risk Assessment, Risk Management and Incident Management

We employ processes and technologies to proactively address cybersecurity risks. This includes the periodic review and update of IT security policies, employee security awareness training programs complemented by simulated phish testing, and the implementation of firewalls, intrusion prevention and detection systems, anti-malware functionality, and access and identity management controls.

As one of our processes, we have implemented cybersecurity incident response plans, including the Security Incident Response Plan and IT Disaster Recovery Plan, that set forth specific frameworks for responding to and managing potential and actual cybersecurity incidents, provide guidance on the roles of, and interactions with, various departments within ACIC and define certain processes and procedures for cybersecurity incident response and management. Our cybersecurity incident response plans and procedures also establish escalation protocols in connection with a potential cybersecurity incident. These protocols vary depending upon the specific factors involved, including the materiality of an incident, the related harms and risks associated therewith, any undertakings required to mitigate and remediate any such incident and any corresponding legal or regulatory actions. Under the cybersecurity incident response plans and their protocols, incidents are responded to by multidisciplinary teams and are further escalated to the attention of senior management and our Board when applicable. The Company reviews and updates these cybersecurity incident response plans annually.

AMERICAN COASTAL INSURANCE CORPORATION

The Company’s risk assessment considers cybersecurity threats associated with the use of third-party service providers. Failure to assess potential risks associated with a third party could expose us to a variety of risks, including, but not limited to supply chain attacks, data breaches, and reputational damage which can have devastating and long-lasting impacts. As such, we have employed contracting policies and procedures which include data protection and other cybersecurity considerations during the vendor onboarding process, and periodic review of service organization controls reports for material third-party service providers.

In the last three fiscal years, we have not experienced a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business other than what is already disclosed in Item 1.A Risk Factors in this annual report on Form 10-K. For more information about the risks posed by cybersecurity threats, see “If we experience difficulties with our information technology or data security systems and/or outsourcing relationships, our ability to conduct our business could be negatively impacted, which could adversely affect our financial condition or results of operations” in Item 1A. Risk Factors in this annual report on Form 10-K.

Governance

Management Oversight

Our CISO has the overall responsibility of implementing its strategy and objectives to build a strong cyber management function. Our CISO has over 25 years of IT experience with specialization in IT compliance, information security and risk management.

Our Chief Information Officer (CIO) has the overall responsibility of establishing and overseeing the Company’s technology infrastructure and security posture. Our CIO has over 25 years of experience of IT experience, nearly all in the insurance space.

Finally, our Chief Compliance and Risk Officer (CCRO) has more than 30 years of experience in finance and accounting and has managed tax planning, insurance accounting, internal audit and risk management functions. Our CCRO maintains an active Certified Public Accountant license.

Board Oversight

The Board and Audit Committee are responsible for overseeing our annual enterprise risk assessment, reviewing the guidelines and policies for assessing and managing the Company’s exposure to risks, including cybersecurity risks, and the steps management has taken to monitor and control such exposures. The Board and Audit Committee periodically meet to facilitate oversight of cybersecurity risk.

The Board regularly devotes time during its meetings to review and discuss the most significant risks facing the Company over the short-, medium- and long-term, and management’s responses to those risks, including cybersecurity. Within these discussions, the Board receives updates from the CISO on the risks posed by cybersecurity threats and the Company’s cybersecurity program. In addition to evaluating the Company’s cybersecurity risks, the Board has oversight of management’s cybersecurity function and is responsible for reviewing and approving of the Company’s cybersecurity program, as well as reviewing the quality and effectiveness of the Company’s technology security.

Item 2. Properties

We use all of our leased properties for office space. We lease in total approximately 21,700 square feet of office space located in Florida, New York, and Minnesota. These leases are generally short-term to medium-term leases of commercial office space.

AMERICAN COASTAL INSURANCE CORPORATION

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

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in the our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulting in UPCs insolvency and demands immediate tender of our director and officer’s policy limit of $40 million where we have a retention of $1.5 million. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. We anticipate that directors and officers will be successful in their defense; however, due to our indemnification obligation, we have accrued the policy retention amount of $1.5 million.

Item 4. Mine Safety Disclosures

Not applicable.

AMERICAN COASTAL INSURANCE CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (Nasdaq) under the symbol “ACIC”.

HOLDERS OF COMMON EQUITY

As of March 4, 2024, we had 5,049 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

DIVIDENDS

During 2023, we did not pay dividends of our common stock. While we did not pay a dividend during 2023, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

During November 2022, we received a $26,000,000 dividend from our insurance subsidiary, AmCoastal. During February 2021, we received a $3,500,000 dividend from our insurance subsidiary, IIC.

Under Florida law, Florida-domiciled insurers such as AmCoastal may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

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

Alternatively, AmCoastal may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Except as provided above, Florida-domiciled insurers may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2023, we were in compliance with these requirements.

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

In addition, in connection with the filed plan of withdrawal in New York for our former insurance subsidiary, UPC, our subsidiary, IIC, has agreed not to pay ordinary dividends until January 1, 2025, without the prior approval of the New York Department of Financial Services.

See Note 16 to our Notes to Consolidated Financial Statements for further discussion of restrictions on future payments of dividends by our insurance affiliates.

AMERICAN COASTAL INSURANCE CORPORATION

RECENT SALES OF UNREGISTERED SECURITIES

During 2023, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2023, we did not repurchase any of our equity securities.

AMERICAN COASTAL INSURANCE CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. The following discussion provides an analysis of our results of operations and financial condition for 2023 as compared to 2022. Discussion regarding our results of operations and financial condition for 2022 as compared to 2021 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 and the Revised Items of our Form 10-K for the year ended December 31, 2022, filed as Exhibit 99.1 to Form 8-K on September 19, 2023. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

    American Coastal Insurance Corporation is a holding company primarily engaged in commercial and personal property and casualty insurance business with investments in the United States. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. During the periods presented, we conducted our business principally through two wholly-owned insurance subsidiaries: American Coastal Insurance Company (AmCoastal) and Interboro Insurance Company (IIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “ACIC,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida and New York. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, during 2022 we wrote personal residential business in six other states, however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (the "DFS"), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, can be seen in Note 3 of the Notes to Consolidated Financial Statements below.

We have historically grown our business organically, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including AmCoastal, in April 2017, IIC in April 2016, and Family Security Holdings, LLC (FSH), including its subsidiary Family Security Insurance Company, Inc. (FSIC), in February 2015, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Tokio Marine), which formed Journey Insurance Company (JIC) in August 2018. Effective June 1, 2022, we merged JIC into AmCoastal, with AmCoastal being the surviving entity. Effective May 31, 2022, we merged FSIC into UPC, with UPC being the surviving entity.

As a result of underwriting actions implemented during 2023, as well as the receivership of our former subsidiary UPC by the DFS effective February 27, 2023, our policies in-force decreased by 91.0% from 254,275 policies in-force at December 31, 2022 to 22,848 policies in-force at December 31, 2023. Our 2022 value includes policies attributable to our discontinued operations.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expenses (LAE). Over the last three years, the frequency of these catastrophes has increased. As a result, we have experienced increased catastrophe losses incurred during the prior three years. During the years ended December 31, 2023, 2022 and 2021, two, two, and four named storms, respectively, made landfall in our geographic footprint, resulting in retained pre-tax catastrophe losses of $729,000, $57,906,000, and $15,696,000, respectively, excluding discontinued operations. In addition, during 2022 and 2021, we increased our loss and LAE reserves as a result of development trends from 2017’s Hurricane Irma, that indicated our ultimate gross loss estimate should be increased.

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of ACIC. In evaluating our results of operations, we use premiums written and earned, policies in-force and new and renewal policies by geographic concentration. We also consider the impact of catastrophe losses and prior year development on our loss ratios, expense ratios and combined ratios. In monitoring our investments, we use credit quality, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification and portfolio duration. To evaluate our financial condition, we consider our liquidity, financial strength, ratings, book value per share and return on equity.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income (Loss)

	Year Ended December 31,
	2023	2022	2021
REVENUE:
Gross premiums written	$670,043	$572,343	$484,527
Change in gross unearned premiums	(34,079)	(36,974)	(18,768)
Gross premiums earned	635,964	535,369	465,759
Ceded premiums earned	(354,080)	(266,023)	(244,630)
Net premiums earned	281,884	269,346	221,129
Net investment income	10,574	7,673	5,901
Net realized gains (losses)	(6,808)	(6,483)	138
Net unrealized gains (losses) on equity securities	814	(1,968)	1,471
Other revenue	79	1,223	46
Total revenues	286,543	269,791	228,685
EXPENSES:
Losses and loss adjustment expenses	62,861	134,805	89,051
Policy acquisition costs	83,346	95,318	93,199
Operating expenses	10,240	13,729	16,258
General and administrative expenses	29,489	42,281	31,420
Interest expense	10,875	9,483	9,303
Total expenses	196,811	295,616	239,231
Income (loss) before other income	89,732	(25,825)	(10,546)
Other income	2,239	10,343	129
Income (loss) before income taxes	91,971	(15,482)	(10,417)
Provision (benefit) for income taxes	9,773	24,522	(6,699)
Income (loss) from continuing operations, net of tax	$82,198	$(40,004)	$(3,718)
Income (loss) from discontinued operations, net of tax	227,713	(429,962)	(56,150)
Net income (loss)	$309,911	$(469,966)	$(59,868)
Less: Net loss attributable to noncontrolling interests	—	(111)	(1,949)
Net income (loss) attributable to ACIC	$309,911	$(469,855)	$(57,919)
Net income (loss) per diluted share	$6.98	$(10.91)	$(1.35)
Book value per share	$3.61	$(4.21)	$7.20
Return on equity based on GAAP net income (loss)	439.5%	(307.4)%	(16.9)%
Loss ratio, net (1)	22.3%	50.0%	40.3%
Expense ratio (2)(5)	43.7%	56.2%	63.7%
Combined ratio (3)(5)	66.0%	106.2%	104.0%
Effect of current year catastrophe losses on combined ratio	5.4%	21.5%	7.1%
Effect of prior year development on combined ratio	(4.4)%	(4.1)%	(2.7)%
Underlying combined ratio(4)(5)	65.0%	88.8%	99.6%
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
(5) Included in both the expense ratio and the combined ratio is amortization expense predominately associated with the AmCo and IIC acquisitions, which cause comparative differences among periods.

AMERICAN COASTAL INSURANCE CORPORATION

DEFINITIONS OF NON-GAAP MEASURES

We believe that investors’ understanding of ACIC’s performance is enhanced by our disclosure of the following non-GAAP measures. Our methods for calculating these measures may differ from those used by other companies and therefore comparability may be limited.

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

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS

Consolidated Results

Net income attributable to ACIC for the year ended December 31, 2023 increased by $779,766,000 to $309,911,000, compared to a net loss of $469,855,000 for the year ended December 31, 2022. The increase in net income was primarily driven by a decrease in loss & LAE for the year, as a result of Hurricane Ian making landfall in Florida in 2022, which caused large losses in 2022. In addition, we had an increase in our gross written premiums, an increase in ceded premiums earned, favorable prior year loss development during the year, decreased policy acquisition costs and general and administrative expenses, as described below.

Revenues

Our gross written premiums increased by $97,700,000, or 17.1%, to $670,043,000 for the year ended December 31, 2023, from $572,343,000 for the year ended December 31, 2022, driven by increased written premiums in Florida as we continue to grow our commercial book of business. This was offset by a decrease in written premiums across the personal lines business, driven by the cancellation of the quota share with our former subsidiary, UPC. The breakdown of the year-over-year changes in both direct and assumed written premiums by state and gross written premium by line of business are shown in the table below.

Direct Written and Assumed Premium By State (1)	2023	2022	Change
Florida	$635,602	$503,815	$131,787
New York	34,334	25,101	9,233
Texas	(9)	3,887	(3,896)
South Carolina	—	15	(15)
Total direct written premium by state	$669,927	$532,818	$137,109
Assumed premium (2)	116	39,525	(39,409)
Total gross written premium by state	$670,043	$572,343	$97,700

Gross Written Premium by Line of Business
Commercial property	$635,709	$508,243	$127,466
Personal property	34,334	64,100	(29,766)
Total gross written premium by line of business	$670,043	$572,343	$97,700
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 primarily included commercial property business assumed from unaffiliated insurers. Assumed premium written for 2022 primarily included personal property business assumed by our former subsidiary, UPC.

New and Renewal Policies(1) By State(2)	2023	2022	Change
New York	20,244	33,555	(13,311)
Florida	4,255	5,497	(1,242)
Texas	—	32	(32)
South Carolina	—	2	(2)
Total	24,499	39,086	(14,587)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

Ceded premiums earned increased by $88,057,000, or 33.1%, to $354,080,000 for the year ended December 31, 2023 from $266,023,000 for 2022. The increase is primarily driven by a $60,804,000 increase in ceded premiums earned from our quota share agreements. This increase can be attributed to the increase in AmCoastal’s quota share reinsurance coverage to 40% in the second quarter of 2023 from 10% during the first half of 2023. In addition, we saw increased costs associated with our Core catastrophe reinsurance program during 2023.

Net investment income increased by $2,901,000, or 37.8%, to $10,574,000 for the year ended December 31, 2023 from $7,673,000 for 2022, driven by increased interest income due to increased holdings and higher interest rates year-over-year.

AMERICAN COASTAL INSURANCE CORPORATION

Net realized investment losses and net unrealized gains (losses) on equity securities increased by $2,457,000, or 29.1%, to a net loss of $5,994,000 for the year ended December 31, 2023 from a net loss of $8,451,000 for the year ended December 31, 2022, driven by the liquidation of our fixed maturity securities in an unrealized loss position during 2022 to satisfy liquidity needs. The remainder of this change can be attributed to more favorable market conditions in 2023 resulting in decreased unrealized losses on our investment portfolio.

Expenses

Expenses for the year ended December 31, 2023 decreased $98,805,000, or 33.4%, to $196,811,000, from $295,616,000 for 2022. The decrease in expenses was primarily due to a decrease in loss and LAE as a result of Hurricane Ian making landfall in 2022, which caused a large increase in 2022. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2023	2022	Change
Net loss and LAE	$62,861	$134,805	$(71,944)
% of Gross earned premiums	9.9%	25.2%	(15.3)	pts
% of Net earned premiums	22.3%	50.0%	(27.7)	pts
Less:
Current year catastrophe losses	$15,279	$57,906	$(42,627)
Prior year reserve favorable development	(12,294)	(10,869)	(1,425)
Underlying loss and LAE (1)	$59,876	$87,768	$(27,892)
% of Gross earned premiums	9.4%	16.4%	(7.0)	pts
% of Net earned premiums	21.2%	32.6%	(11.4)	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2023	2022	Change
Policy acquisition costs	$83,346	$95,318	$(11,972)
Operating and underwriting	10,240	13,729	(3,489)
General and administrative	29,489	42,281	(12,792)
Total Operating Expenses	$123,075	$151,328	$(28,253)
% of Gross earned premiums	19.4%	28.3%	(8.9)	pts
% of Net earned premiums	43.7%	56.2%	(12.5)	pts

Loss and LAE decreased by $71,944,000, or 53.4%, to $62,861,000 for the year ended December 31, 2023, from $134,805,000 for the year ended December 31, 2022. Loss and LAE expense as a percentage of net earned premiums decreased 27.7 points to 22.3% for the year ended December 31, 2023, compared to 50.0% for the year ended December 31, 2022. In addition, during the year ended December 31, 2023, prior year reserve favorable development was higher on both catastrophe and non-catastrophe losses. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2023 would have been 9.4%, a decrease of 7.0 points from 16.4% during the year ended December 31, 2022.

Policy acquisition costs decreased by $11,972,000, or 12.6%, to $83,346,000 for the year ended December 31, 2023, from $95,318,000 for the year ended December 31, 2022. The primary driver of the decrease in expense was an increase in ceding commission of $36,457,000, driven by the changes in the terms of our quota share reinsurance agreements. This was partially offset by increased external management fees and premium taxes of $21,199,000 and $1,949,000, respectively, both of which fluctuated in conjunction with the year-over-year increase in commercial lines gross written premium.

AMERICAN COASTAL INSURANCE CORPORATION

Operating and underwriting expenses decreased by $3,489,000, or 25.4%, to $10,240,000 for the year ended December 31, 2023, from $13,729,000 for the year ended December 31, 2022, driven by decreased costs such as printing, postage, rent and utilities totaling $1,384,000 as we look to reduce our overhead spending. In addition, investments in technology decreased $1,834,000 year-over-year.

General and administrative expenses decreased by $12,792,000, or 30.3%, to $29,489,000 for the year ended December 31, 2023, from $42,281,000 for the year ended December 31, 2022, driven by the impairment of goodwill attributable to the Company’s personal lines operating segment during 2022 totaling $10,157,000. There were no similar transactions in 2023.

We experienced favorable reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

	Historical Reserve Development
($ in thousands, except ratios)	2020	2021	2022	2023
Prior year reserve favorable development	$2,602	$6,132	$10,787	$12,294
Development as a % of earnings before interest and taxes	(51.6)%	(550.4)%	(179.8)%	(12.0)%
Consolidated net loss and LAE ratio (LR)	49.8%	40.3%	50.0%	22.3%
Prior year reserve favorable development on LR	(1.0)%	(2.7)%	(4.1)%	(4.4)%
Current year catastrophe losses on LR	16.8%	7.1%	21.5%	5.4%
Underlying net loss and LAE ratio(1)	34.0%	35.9%	32.6%	21.3%
(1) Underlying net loss and LAE Ratio is a non-GAAP measure and is reconciled above to the Consolidated net loss and LAE Ratio, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the year ended December 31, 2023 increased by $82,287,000 to pretax income of $118,128,000, compared to pretax income of $35,841,000 for the year ended December 31, 2022. The increase in pretax earnings was primarily due to an increase in revenue driven by increased gross written premium described below. This was partially offset by increased ceded premiums, driven by the changes in our quota share contracts. In addition, all of our expenses related to commercial lines decreased year-over-year, as described below.

Revenues

Our gross written premiums attributable to our commercial lines operating segment increased by $127,466,000, or 25.1%, to $635,709,000 for the year ended December 31, 2023, from $508,243,000 for the year ended December 31, 2022, driven entirely by increased written premiums in Florida as we continue to focus on increasing commercial written premiums and transitioning to a specialty commercial lines underwriter. These increases were partially offset by a decrease in assumed premiums as we wind-down these contracts, as well as a decrease in premiums written in Texas and South Carolina, as we are no longer writing business in these states. The breakdown of the year-over-year changes in both direct and assumed written premiums by state are shown in the table below.

Direct Written and Assumed Premium by State (1)	2023	2022	Change
Florida	$635,602	$503,815	$131,787
Texas	(9)	3,887	(3,896)
South Carolina	—	15	(15)
Total direct written premium by state	$635,593	$507,717	$127,876
Assumed premium (2)	116	526	(410)
Total gross written premium by state	$635,709	$508,243	$127,466
(1) We are no longer writing in Texas or South Carolina as of May 31, 2022.
(2) Assumed premium written for 2023 and 2022 is primarily commercial property business assumed from unaffiliated insurers.

AMERICAN COASTAL INSURANCE CORPORATION

New and Renewal Policies(1) by State (2)	2023	2022	Change
Florida	4,255	5,497	(1,242)
Texas	—	32	(32)
South Carolina	—	2	(2)
Total	4,255	5,531	(1,276)
(1) Only includes new and renewal commercial policies written during the year.
(2) We are no longer writing in Texas or South Carolina as of May 31, 2022.

Ceded premiums earned attributable to our commercial lines operating segment increased by $97,371,000 or 39.7%, to $342,664,000 for the year ended December 31, 2023 from $245,293,000 for the year ended December 31, 2022. The increase is primarily driven by a $60,804,000 increase in ceded premiums earned from our quota share agreements, driven by changes to our quota share reinsurance contracts resulting in increased cessions to these contracts during 2023. In addition, costs of our core catastrophe reinsurance program increased year-over-year.

Net investment income attributable to our commercial lines operating segment increased by $1,495,000, or 25.5%, to $7,356,000 for the year ended December 31, 2023 from $5,861,000 for 2022. This increase is driven by a $3,513,000 increase in income from our cash and cash equivalent holdings, as a result of increased holdings and higher interest rates experienced year-over-year.

Net realized investment losses and net unrealized gains (losses) on equity securities attributable to our commercial lines operating segment increased by $2,500,000, or 29.5%, to a net loss of $5,977,000 for the year ended December 31, 2023 from a net loss of $8,477,000 for 2022, primarily driven by decreased unrealized losses as a result of favorable market conditions experienced in 2023.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our commercial lines operating segment for the year ended December 31, 2023 decreased $46,281,000, or 25.5%, to $135,363,000 for the year ended December 31, 2023, from $181,644,000 for the year ended December 31, 2022. The decrease in expenses was primarily due to a decrease in loss and LAE as a result of decreased catastrophe losses in 2023. In addition, policy acquisition costs decreased $5,560,000 in 2023, as described below.

($ in thousands)	Year ended
	December 31,
	2023	2022	Change
Net loss and LAE	$46,299	$87,143	$(40,844)
% of Gross earned premiums	7.8%	18.8%	(11.0)	pts
% of Net earned premiums	18.4%	39.8%	(21.4)	pts
Less:
Current year catastrophe losses	$12,783	$43,385	$(30,602)
Prior year reserve favorable development	(12,694)	(7,899)	(4,795)
Underlying loss and LAE (1)	$46,210	$51,657	$(5,447)
% of Gross earned premiums	7.8%	11.1%	(3.3)	pts
% of Net earned premiums	18.3%	23.6%	(5.3)	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s commercial lines operating segment expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2023	2022	Change
Policy acquisition costs	$75,436	$80,996	$(5,560)
Operating and underwriting	3,008	3,926	(918)
General and administrative	10,620	9,579	1,041
Total Operating Expenses	$89,064	$94,501	$(5,437)
% of Gross earned premiums	15.0%	20.4%	(5.4)	pts
% of Net earned premiums	35.3%	43.2%	(7.9)	pts

Loss and LAE attributable to our commercial lines operating segment decreased by $40,844,000, or 46.9%, to $46,299,000 for the year ended December 31, 2023, from $87,143,000 for the year ended December 31, 2022. Loss and LAE expense as a percentage of net earned premiums decreased 21.4 points to 18.4% for the year ended December 31, 2023, compared to 39.8% for the year ended December 31, 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2023 would have been 7.8%, a decrease of 3.3 points from 11.1% during the year ended December 31, 2022.

Policy acquisition costs decreased by $5,560,000, or 6.9%, to $75,436,000 for the year ended December 31, 2023, from $80,996,000 for the year ended December 31, 2022, driven primarily by an increase in ceding commission of $26,662,000 driven by the changes in the terms of our quota share reinsurance agreements. This was partially offset by increases to management fees and premium taxes of $19,405,000 and $1,706,000, respectively, both of which fluctuated in conjunction with the year-over-year increase in commercial lines gross written premium.

Operating and underwriting expenses attributable to our commercial lines operating segment decreased by $918,000, or 23.4%, to $3,008,000 for the year ended December 31, 2023, from $3,926,000 for the year ended December 31, 2022, driven by decreased operating expenses as we look to reduce our overhead spending.

General and administrative expenses attributable to our commercial lines operating segment increased by $1,041,000, or 10.9%, to $10,620,000 for the year ended December 31, 2023, from $9,579,000 for the year ended December 31, 2022. This increase was driven by a $1,144,000 increase of allocated external fees related to legal, audit, actuarial and tax services provided during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Personal Lines Operating Segment Results

Pretax losses attributable to our personal lines operating segment for the year ended December 31, 2023 decreased by $38,300,000 to a pretax loss of $13,854,000, compared to a pretax loss of $52,154,000 for the year ended December 31, 2022. The decrease in pretax net loss was primarily due to a $29,766,000 decrease in gross written premiums, as described below, and a $31,100,000 decrease in losses and LAE during 2023, driven by decreased catastrophe losses. We also experienced a $13,303,000 decrease in general and administrative costs year-over-year, as described below.

Revenues

Our gross written premiums attributable to our personal lines operating segment decreased by $29,766,000, or 46.4%, to $34,334,000 for the year ended December 31, 2023, from $64,100,000 for the year ended December 31, 2022. This decrease was driven primarily by a decrease in assumed premiums, driven by the termination of our quota share agreement between our former subsidiary, UPC and IIC effective December 31, 2022. The change in personal lines direct written and assumed premiums and new and renewal policies of the personal lines operating segment year-over-year can be seen below.

	2023	2022	Change

Direct Written Premium	$34,334	$25,101	$9,233
Assumed Premiums	—	38,999	(38,999)
Total gross written premium	$34,334	$64,100	$(29,766)

New and Renewal Policies (1)	20,244	33,555	(13,311)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.

Ceded premiums earned attributable to our personal lines operating segment decreased by $9,314,000 or 44.9%, to $11,416,000 for the year ended December 31, 2023 from $20,730,000 for the year ended December 31, 2022. The decrease is primarily driven by a $9,455,000 decrease in ceded premiums earned from our core catastrophe reinsurance program year-over-year.

Net investment income attributable to our personal lines operating segment increased by $1,360,000, or 77.3%, to $3,119,000 for the year ended December 31, 2023 from $1,759,000 for 2022. This increase is driven by higher interest rates experienced during 2023.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our personal lines operating segment for the year ended December 31, 2023 decreased $53,374,000, or 52.0%, to $49,260,000 for the year ended December 31, 2023, from $102,634,000 for the year ended December 31, 2022. The decrease in expenses was primarily due to a decrease in loss and LAE as a result of decreased catastrophe losses during the year. Additionally, we saw a decrease in general and administrative costs and policy acquisition costs, described below. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2023	2022	Change
Net loss and LAE	$16,562	$47,662	$(31,100)
% of Gross earned premiums	40.2%	67.0%	(26.8)	pts
% of Net earned premiums	55.5%	94.5%	(39.0)	pts
Less:
Current year catastrophe losses	$2,496	$14,521	$(12,025)
Prior year reserve unfavorable (favorable) development	400	(2,970)	3,370
Underlying loss and LAE (1)	$13,666	$36,111	$(22,445)
% of Gross earned premiums	33.1%	50.7%	(17.6)	pts
% of Net earned premiums	45.8%	71.6%	(25.8)	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s personal lines operating segment expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2023	2022	Change
Policy acquisition costs	$7,910	$14,322	$(6,412)
Operating and underwriting	6,809	9,367	(2,558)
General and administrative	17,979	31,282	(13,303)
Total Operating Expenses	$32,698	$54,971	$(22,273)
% of Gross earned premiums	79.3%	77.3%	2.0	pts
% of Net earned premiums	109.6%	109.0%	0.6	pts

Loss and LAE attributable to our personal lines operating segment decreased by $31,100,000, or 65.3%, to $16,562,000 for the year ended December 31, 2023, from $47,662,000 for the year ended December 31, 2022. Loss and LAE expense as a percentage of net earned premiums decreased 39.0 points to 55.5% for the year ended December 31, 2023, compared to 94.5% for the year ended December 31, 2022. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2023 would have been 33.1%, a decrease of 17.6 points from 50.7% during the year ended December 31, 2022.

Policy acquisition costs attributable to our personal lines operating segment decreased by $6,412,000, or 44.8%, to $7,910,000 for the year ended December 31, 2023, from $14,322,000 for the year ended December 31, 2022. The primary driver of the decrease in costs was decreased ceding commission of $9,795,000 related primarily to quota share reinsurance agreements no longer in place in 2023. This was partially offset by increased agent commissions, policy administration fees and printing and postage expenses of $1,795,000, $584,000 and $547,000, respectively.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $2,558,000, or 27.3%, to $6,809,000 for the year ended December 31, 2023, from $9,367,000 for the year ended December 31, 2022, primarily due to decreased expenses related to our investment in technology of $1,187,000. In addition, office utilities and rent expenses decreased $433,000 and $396,000, respectively, driven by decreased office space as we look to reduce our overhead spend.

AMERICAN COASTAL INSURANCE CORPORATION

General and administrative expenses attributable to our personal lines operating segment decreased by $13,303,000, or 42.5%, to $17,979,000 for the year ended December 31, 2023, from $31,282,000 for the year ended December 31, 2022, driven by the one-time impairment of goodwill totaling $10,156,000 in 2022. There was no similar impairment during 2023.

AMERICAN COASTAL INSURANCE CORPORATION

ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes in Part II, Item 8 in this Form 10-K.

Investments

The primary goals of our investment strategy are to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. Limiting equity exposure manages risks and helps to preserve capital for two reasons: first, bond market returns are less volatile than stock market returns, and second, should the bond issuer enter bankruptcy liquidation, bondholders generally have a higher priority than equity holders in a bankruptcy proceeding. Our investment strategy is the same for both our commercial lines and personal lines operating segments.

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

Our cash and investment portfolios totaled $369,022,000 at December 31, 2023 compared to $340,905,000 at December 31, 2022.

The following table summarizes our investments, by type:

	December 31, 2023		December 31, 2022
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$27,432	7.4%	$2,385	0.7%
Foreign governments	—	—%	991	0.3%
States, municipalities and political subdivisions	23,865	6.5%	26,895	7.9%
Public utilities	5,134	1.4%	7,694	2.3%
Corporate securities	61,849	16.7%	83,343	24.4%
Mortgage-backed securities	46,310	12.5%	56,115	16.5%
Asset-backed securities	16,113	4.4%	27,259	8.0%
Total fixed maturities	180,703	48.9%	204,682	60.1%
Mutual fund	—	—%	15,657	4.6%
Total equity securities	—	—%	15,657	4.6%
Other investments	16,487	4.5%	3,675	1.1%
Total investments	197,190	53.4%	224,014	65.8%
Cash and cash equivalents	153,762	41.7%	70,903	20.7%
Restricted cash	18,070	4.9%	45,988	13.5%
Total cash, cash equivalents, restricted cash and investments	$369,022	100.0%	$340,905	100.0%

We classify all of our investments as available-for-sale. Our investments at December 31, 2023 and 2022 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings in 2022 consisted mainly of securities issued by companies in the financial, utilities and industrial sectors or mutual funds. We held no equities as of December 31, 2023. Most of the corporate bonds we hold reflected a similar diversification. At December 31, 2023, approximately 83.2% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 16.8% were corporate bonds rated “BBB” or “BB”.

AMERICAN COASTAL INSURANCE CORPORATION

During the year ended December 31, 2022, as a result of UPC’s plan of run-off, management determined that it was more likely than not that we would be required to sell a portion or all of our fixed-income securities attributable to the entity before recovery of their amortized cost basis. These securities were evaluated and none of the unrealized loss position was the result of a credit loss. As a result, we realized impairment losses of $22,718,000 on these securities. Total shareholders’ equity (deficit) was not impacted by such charge; however, our net loss for the year ended December 31, 2022 worsened and other comprehensive income improved by $22,718,000, before tax impacts, in offsetting amounts. The impact on our net loss is captured within our discontinued operations.

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

Our catastrophe reinsurance programs are designed primarily by utilizing third-party catastrophe modeling software and consulting with third-party reinsurance experts to project our exposure to catastrophe events. We evaluate modeled expected losses developed by the catastrophe modeling software using our risk portfolio data to estimate probable maximum losses (PML) across multiple return periods and the average annual loss. The Company monitors and manages its catastrophe risk using this model output along with other internal and external data sources, such as our historical loss experience and industry loss experience, to develop our view of catastrophe risk.

Our catastrophe reinsurance coverages consists of three separate placements:

1.AmCoastal’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms and earthquakes;

2.AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1, through December 31, annually, which provides protection from catastrophe loss events other than named windstorms and earthquakes; and

3.IIC’s core catastrophe reinsurance program in effect June 1, through May 31, annually, which provides protection from all catastrophe losses.

This reinsurance protection is an essential part of our catastrophe risk management strategy. It is intended to provide our stockholders an acceptable return on the risks assumed by our insurance entities, and to reduce variability of earnings, while providing surplus protection. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability. In the event one or more of our reinsurers fail to fulfill their obligation, the surplus of our statutory entities may decline, and we may not be able to fulfill our obligation to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. Additionally, we face the risk that actual losses incurred from one or more catastrophic events may be above the modeled expected loss resulting in losses exceeding our reinsurance coverage, which may result in a decline in surplus, and as a result we may not be able to fulfill our obligations to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. The details of our programs and likelihood of a catastrophic event exceeding these three coverages are outlined below.

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,100,000,000 for a first occurrence and $1,300,000,000 in the aggregate. Under this program, our retention on a first and second event is $10,000,000 each, plus $2,250,000 retained separately by our captive. AmCoastal’s program provides sufficient coverage for a 1-in-150-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.7% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect so actual results could vary dramatically from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $101,000,000. This agreement provides sufficient coverage for a 1-in-250-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.4%.

AMERICAN COASTAL INSURANCE CORPORATION

IIC’s core catastrophe reinsurance program provides coverage up to an exhaustion point of approximately $82,000,000 in the aggregate, with a retention of $3,000,000 per occurrence. Based on IIC’s PML, the program provides sufficient coverage for a 1-in-130 year return period, indicating the probability of a single occurrence exceeding protection purchased is no more than 0.8%. IIC’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%.

Effective December 15, 2023, we agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of our other private reinsurers. This transaction resulted in additional expense of approximately $6,300,000 for the year ended December 31, 2023, but will result in decreased expense totaling $14,300,000 during the first half of 2024, resulting in a net economic benefit of approximately $8,000,000 net of replacement coverage for the period December 15, 2023 through May 31, 2024.

During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Hurricane Ian, all of which is attributable to AmCoastal only. After reinstatement premiums of approximately $15.4 million, the Company, with its former subsidiary UPC, has approximately $980 million of aggregate limit remaining for events subsequent to Hurricane Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

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

The table below outlines our quota share agreements in effect for the years ended December 31, 2023 and 2022. The impacts of these quota share agreements on our former subsidiary, UPC's financial statements are included in discontinued operations.

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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include AmCoastal.

AMERICAN COASTAL INSURANCE CORPORATION

Reinsurance costs as a percent of gross earned premium during the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Non-at-Risk	(0.4)%	(0.6)%
Quota Share	(20.7)	(13.2)
All Other	(34.7)	(35.9)
Total Ceding Ratio	(55.8)%	(49.7)%

Reinsurance costs as a percent of gross earned premium for our commercial lines and personal lines operating segments during the years ended December 31, 2023 and 2022 were as follows:

	Personal		Commercial
	2023	2022	2023	2022
Non-at-Risk	(2.2)%	(1.1)%	(0.3)%	(0.5)%
Quota Share	—	—	(22.1)	(15.3)
All Other	(25.6)	(28.0)	(35.2)	(37.2)
Total Ceding Ratio	(27.8)%	(29.1)%	(57.6)%	(53.0)%

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

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Loss. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Year Ended December 31,
	2023	2022	2021
Quota Share	$(201,315)	$(53,010)	$(75,277)
Excess-of-loss	(219,313)	(188,113)	(181,595)
Equipment, identity theft, and cyber security	(2,103)	(3,067)	(1,499)
Ceded premiums written	$(422,731)	$(244,190)	$(258,371)
Change in ceded unearned premiums	68,651	(21,833)	13,741
Ceded premiums earned	$(354,080)	$(266,023)	$(244,630)

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our commercial lines and personal lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

AMERICAN COASTAL INSURANCE CORPORATION

Personal Lines Operating Segment

	Year Ended December 31,
	2023	2022	2021
Excess-of-loss	(8,297)	(20,006)	(9,886)
Equipment, identity theft, and cyber security	(931)	(798)	(748)
Ceded premiums written	$(9,228)	$(20,804)	$(10,634)
Change in ceded unearned premiums	(2,188)	74	3,060
Ceded premiums earned	$(11,416)	$(20,730)	$(7,574)

Commercial Lines Operating Segment Impact

	Year Ended December 31,
	2023	2022	2021
Quota Share	(201,315)	(53,010)	(75,277)
Excess-of-loss	(211,016)	(168,107)	(171,709)
Equipment, identity theft, and cyber security	(1,172)	(2,269)	(751)
Ceded premiums written	$(413,503)	$(223,386)	$(247,737)
Change in ceded unearned premiums	70,839	(21,907)	10,681
Ceded premiums earned	$(342,664)	$(245,293)	$(237,056)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2023
Current period catastrophe losses incurred
Named and numbered storms	2	$729	0.3%
All other catastrophe loss events	20	14,550	5.1%
Total	22	$15,279	5.4%

December 31, 2022
Current period catastrophe losses incurred
Named and numbered storms	2	$52,076	19.3%
All other catastrophe loss events	11	5,830	2.2%
Total	13	$57,906	21.5%

December 31, 2021
Current period catastrophe losses incurred
Named and numbered storms	4	$4,142	1.9%
All other catastrophe loss events	10	11,554	5.2%
Total	14	$15,696	7.1%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

AMERICAN COASTAL INSURANCE CORPORATION

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

Personal Lines Operating Segment Impact

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2023
Current period catastrophe losses incurred
Named and numbered storms	1	$129	0.4%
All other catastrophe loss events	13	2,367	8.0%
Total	14	$2,496	8.4%

December 31, 2022
Current period catastrophe losses incurred
Named and numbered storms	1	$8,903	17.7%
All other catastrophe loss events	11	5,618	11.1%
Total	12	$14,521	28.8%

December 31, 2021
Current period catastrophe losses incurred
Named and numbered storms	3	$3,984	8.3%
All other catastrophe loss events	7	2,182	4.6%
Total	10	$6,166	12.9%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

AMERICAN COASTAL INSURANCE CORPORATION

Commercial Lines Operating Segment Impact

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2023
Current period catastrophe losses incurred
Named and numbered storms	1	$600	0.2%
All other catastrophe loss events	10	12,183	4.9%
Total	11	$12,783	5.1%

December 31, 2022
Current period catastrophe losses incurred
Named and numbered storms	2	$43,173	19.7%
All other catastrophe loss events	7	212	0.1%
Total	9	$43,385	19.8%

December 31, 2021
Current period catastrophe losses incurred
Named and numbered storms	4	$158	0.1%
All other catastrophe loss events	10	9,372	5.4%
Total	14	$9,530	5.5%
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

Unpaid losses and LAE totaled $370,221,000 and $842,958,000 as of December 31, 2023 and 2022, respectively. Of this total, $347,738,000 and $816,489,000 is related to our commercial lines operating segment, respectively. The remaining $22,483,000 and $26,469,000 is related to our personal lines operating segment, respectively. On a consolidated basis, this balance has decreased from year end as we continue to settle claims related to Hurricane Ian which made landfall in the third quarter of 2022.

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

AMERICAN COASTAL INSURANCE CORPORATION

Discontinued Operations

On February 10, 2023, we announced that a solvent run-off for UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the Florida Department of Financial Services (DFS) which divested our ownership of UPC. As a result, UPC, as well as the activities related directly to supporting the business conducted by UPC, qualifies as a discontinued operation. We have recast our Consolidated Financial Statements to exclude the results of our discontinued operations, in conformity with the U.S. generally accepted accounting principles (GAAP). For more information regarding the results of our discontinued operations, see Note 3 in our Notes to Consolidated Financial Statements.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The RBC guidelines published by the NAIC may further restrict our insurance subsidiaries’ ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 16 in our Notes to Consolidated Financial Statements and Part II, Item 5 for additional information.

During the year ended December 31, 2023, we made no capital contributions to our subsidiaries. During the year ended December 31, 2022, we contributed $81,000,000 and $11,200,000 to our former insurance subsidiaries, UPC and FSIC, respectively. The contribution made to FSIC was made prior to the merging of FSIC into UPC. In addition, we contributed $9,574,000 to our reinsurance subsidiary, UPC Re. During the year ended December 31, 2021, we contributed $17,000,000, $8,000,000 and $17,500,000 to our former insurance subsidiaries, UPC, FSIC, and ACIC, respectively.

During 2022, we received a dividend of $26,000,000 from ACIC. During February 2021, we received a dividend of $3,500,000 from IIC.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), relating to the issuance and sale from time to time by the Company, through the Agent, of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of December 31, 2023, 3,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $829,000 and net proceeds of approximately $26,792,000 and as of the date of this filing, approximately 4,373,000 shares have been sold under the agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time. The Company does not plan to sell additional shares under the at-the-market program during the first half of 2024.

On December 13, 2017, we issued $150,000,000 of senior notes (Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On and after that date, we may redeem the Senior Notes at par. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of our issuer and debt ratings BBB- to BB+. As a result, pursuant to our agreement, the interest rate of our Senior notes increased from 6.25% to 7.25% effective on June 15, 2023.

AMERICAN COASTAL INSURANCE CORPORATION

As a result of claim activity from the current and prior years, we have an obligation related to the unpaid policyholder losses and unpaid loss adjustment expenses associated with the settling of these claims. As of December 31, 2023, our total obligation related to these claim payments was $370,221,000, of which we estimate $132,176,000 to be short-term in nature (due in less than twelve months), based upon our cumulative claims paid over the last 22 years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this estimated projected settlement, and as a result these estimates will differ, perhaps significantly, from actual future payments.

In addition to our unpaid loss and loss adjustment expenses, as of December 31, 2023 we have outstanding debt obligations related to our notes payable totaling $150,000,000. This is exclusive of interest costs, which we estimate will total $43,500,000 over the life of the debt, based on the current fixed interest rates of these notes. Our short-term obligation related to these notes payable total $10,875,000 in estimated interest payments and no principal payments. For more information regarding these outstanding notes, please see Note 12.

In connection with entering into contracts with our outside vendors, we have minimum obligations due to our vendors over the life of the contracts. Our main vendor obligations are related to underwriting tools, claims and policy administration systems. Our total obligation related to these two categories of obligations are $1,394,000, and $591,000, respectively. Of these obligations, $697,000, and $285,000, respectively are short-term in nature.

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

During the year ended December 31, 2023, we experienced cash outflows of $136,003,000 compared to outflows of $173,113,000 during the year ended December 31, 2022. This change in outflows was driven by an increase in net income of $485,333,000, net of adjustments to reconcile net income to cash. This was partially offset by a decrease in changes to our balance sheet operating assets and liabilities of $448,223,000. The change in net income can be attributed to a large net loss experienced by our former subsidiary, UPC, during 2022, as a result of Hurricane Ian exhausting our reinsurance coverage. The change in our operating assets and liabilities can be attributed to the placement of UPC into receivership in 2023 as a result of the loss above, divesting our ownership of UPC during 2023.

AMERICAN COASTAL INSURANCE CORPORATION

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments. Additional cash outflows relate to the purchase of fixed assets. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the year ended December 31, 2023, cash provided by investing activities decreased $239,379,000, driven by the divestiture of UPC which resulted in $232,582,000 in cash being removed.

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the year ended December 31, 2023, cash provided by financing activities increased by $52,159,000 due primarily to proceeds from the issuance of our common stock in 2023. This increase was partially offset by the return of capital related to our former noncontrolling interest of $18,335,000 during 2022 and a decrease in dividend payments of $2,589,000 since no dividends were declared in 2023.

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

AMERICAN COASTAL INSURANCE CORPORATION

As discussed in Note 11 in our Notes to Consolidated Financial Statements, we determine our ultimate losses by using multiple actuarial methods to determine an actuarial estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the actuarial estimate is influenced by the analysis of our historical loss and claims experience since inception. For each accident year, we estimate the ultimate incurred losses for both reported and unreported claims. In establishing this estimate, we reviewed the results of various actuarial methods discussed in Note 11 in our Notes to Consolidated Financial Statements.

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

As discussed in Note 5 in our Notes to Consolidated Financial Statements, we value our investments at fair value using quoted prices from active markets, to the extent available. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We also have investments in limited partnerships that require us to use the net asset value per share method of valuation to determine fair value.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Please refer to Note 2(k) and Note 9 in our Notes to Consolidated Financial Statements for further information regarding our measurement of Goodwill and Related Impairment.

RELATED PARTY TRANSACTIONS

There were no related party transactions for the years ended December 31, 2023, 2022 and 2021.

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

AMERICAN COASTAL INSURANCE CORPORATION

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-income securities at December 31, 2023 and 2022:

			Percentage
			Increase
		Change in	(Decrease) in
	Estimated	Estimated	Estimated
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value
2023
300 basis point increase	$161,844	$(18,859)	(10.4)%
200 basis point increase	168,124	(12,579)	(7.0)
100 basis point increase	174,408	(6,295)	(3.5)
Fair value	180,703	—	—
100 basis point decrease	186,989	6,286	3.5
200 basis point decrease	193,285	12,582	7.0
300 basis point decrease	$199,580	$18,877	10.4%

2022
300 basis point increase	$179,372	$(25,310)	(12.4)%
200 basis point increase	187,803	(16,879)	(8.2)
100 basis point increase	196,240	(8,442)	(4.1)
Fair value	204,682	—	—
100 basis point decrease	213,131	8,449	4.1
200 basis point decrease	221,586	16,904	8.3
300 basis point decrease	$230,032	$25,350	12.4%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-income investments, and should not be considered indicative of future results. Based on our analysis, a 300-basis point decrease or increase in interest rates from the December 31, 2023 rates would have a material impact on our results of operations and cash flows in the event divesting of these holdings was necessary. However, we do not anticipate the need to sell securities in an unrealized loss position as of December 31, 2023.

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturity securities. We mitigate this risk by generally investing in investment grade securities and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

AMERICAN COASTAL INSURANCE CORPORATION

The following table presents the composition of our fixed-income security portfolio by rating at December 31, 2023 and 2022:

		% of Total
	Amortized	Amortized		% of Total
Comparable Rating	Cost	Cost	Fair Value	Fair Value
2023
AAA	$51,217	25.5%	$45,272	25.1%
AA+, AA, AA-	62,495	31.1	58,605	32.4
A+, A, A-	52,741	26.2	46,427	25.7
BBB+, BBB, BBB-	34,298	17.1	30,213	16.7
BB+, BB, BB-	200	0.1	186	0.1
Total	$200,951	100.0%	$180,703	100.0%

2022
AAA	$60,189	25.3%	$52,892	25.8%
AA+, AA, AA-	39,834	16.8	34,917	17.1
A+, A, A-	86,587	36.4	74,131	36.3
BBB+, BBB, BBB-	50,277	21.1	42,034	20.5
BB+, BB, BB-	848	0.4	708	0.3
Total	$237,735	100.0%	$204,682	100.0%

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

After our evaluation of all credit risks described above, if we feel it is necessary, we record a credit loss allowance to address these credit risks. For more information regarding our credit loss allowance, please refer to Note 14.

AMERICAN COASTAL INSURANCE CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of American Coastal Insurance Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Coastal Insurance Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relates.

Liability for Unpaid Losses and Loss Adjustment Expense — Refer to Notes 2 and 11 to the Financial Statements

Critical Audit Matter Description

As a provider of property and casualty insurance, the Company establishes reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts estimated which they will be required to pay in the future, including provisions for claims that have been reported but are unpaid at the balance sheet date and for obligations on claims that have been incurred but not reported at the balance sheet date (herein “loss reserves”). Due to the nature and unpredictability in both the severity and frequency of these events and their related claims, the Company uses a significant amount of judgment in estimating the loss reserves, including analyzing historical and industry loss data, claims frequency and severity, claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. Additionally, the Company engages independent actuarial specialists in order to assist management in establishing appropriate loss reserves.

Given the subjectivity of estimating the projected losses to be incurred by the Company as it relates to both reported and unreported claims, performing audit procedures to evaluate whether the Company’s loss reserves were appropriately recorded as of December 31, 2023, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the loss reserves included the following, among others:

•We tested the effectiveness of controls related to loss reserves, including management’s controls over the projection of settlement value of reported and unreported claims.
•With assistance from our actuarial specialists, we developed an independent expected range of policy liabilities and unpaid claims reserves based on historical and industry claim development factors.
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

Tax Impacts of Receivership – Discontinued Operations — Refer to Notes 1, 2, 3 and 15 to the Financial Statements

Critical Audit Matter Description

Effective February 27, 2023, insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (DFS), which divested the Company’s ownership of UPC and resulted in UPC being classified as a discontinued operation. During the year ended December 31, 2023, the Company evaluated its position based on continuing operations and determined that it was more likely than not that that they would be able to realize the benefits from deferred tax assets that had a valuation allowance against them as of December 31, 2022. On May 15, 2023, the Company entered into the Tax Memorandum with DFS, as a result of which, any benefit received from the use of UPC’s net operating losses by the Company are due to the DFS as receiver of UPC. Additionally, the Company engaged external specialists to assist management in recording its provisions and related deferred tax items.

Given the complexity and unusual nature of the events related to the receivership and the fact that UPC is classified as discontinued operations, performing audit procedures to evaluate the Company’s accounting conclusions and related tax impacts required a high degree of auditor judgment and an and an increased extent of effort, including the need to involve professionals in our firm with expertise in income tax matters.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of professionals in our firm with expertise in income tax matters, we performed the following procedures, among others, related to the Company’s accounting conclusions and related tax impacts resulting from the receivership:

•We evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law.
•We evaluated the relevant factors documented by management to conclude the Company is able to utilize UPC’s net operating losses.
•We assessed the reasonableness of the Company’s allocation of tax provision and attributes to discontinued operations.

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida
March 15, 2024

We have served as the Company's auditor since 2018.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Balance Sheets

	December 31,
	2023	2022
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $200,951 and $237,735, respectively)	$180,703	$204,682
Equity securities	—	15,657
Other investments (amortized cost of $16,118 and $3,072, respectively)	16,487	3,675
Total investments	197,190	224,014
Cash and cash equivalents	153,762	70,903
Restricted cash	18,070	45,988
Total cash, cash equivalents and restricted cash	171,832	116,891
Accrued investment income	2,104	1,605
Property and equipment, net	3,658	5,293
Premiums receivable, net (credit allowance of $51 and $32, respectively)	47,274	39,301
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $97 and $333, respectively)	341,102	796,546
Ceded unearned premiums	159,147	90,496
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	25,041	52,369
Intangible assets, net	9,323	12,770
Other assets, net	36,141	3,920
Assets held for disposal	8,095	1,434,815
Total Assets	$1,060,383	$2,837,496
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Unpaid losses and loss adjustment expenses	$370,221	$842,958
Unearned premiums	293,057	258,978
Reinsurance payable on premiums	317	30,503
Payments outstanding	2,116	2,000
Accounts payable and accrued expenses	75,284	74,386
Operating lease liability	776	1,689
Other liabilities	1,159	5,849
Notes payable, net	148,688	148,355
Liabilities held for disposal	$—	$1,654,817
Total Liabilities	$891,618	$3,019,535
Commitments and contingencies (Note 13)
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 46,989,089 and 43,492,256 issued, respectively; 46,777,006 and 43,280,173 outstanding, respectively	5	4
Additional paid-in capital	423,717	395,631
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(17,137)	(30,947)
Retained earnings (deficit)	(237,389)	(546,296)
Total Stockholders’ Equity (Deficit)	$168,765	$(182,039)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,060,383	$2,837,496

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2023	2022	2021
REVENUE:
Gross premiums written	$670,043	$572,343	$484,527
Change in gross unearned premiums	(34,079)	(36,974)	(18,768)
Gross premiums earned	635,964	535,369	465,759
Ceded premiums earned	(354,080)	(266,023)	(244,630)
Net premiums earned	281,884	269,346	221,129
Net investment income	10,574	7,673	5,901
Net realized investment gains (losses)	(6,808)	(6,483)	138
Net unrealized gains (losses) on equity securities	814	(1,968)	1,471
Other revenue	79	1,223	46
Total revenues	286,543	269,791	228,685
EXPENSES:
Losses and loss adjustment expenses	62,861	134,805	89,051
Policy acquisition costs	83,346	95,318	93,199
Operating expenses	10,240	13,729	16,258
General and administrative expenses	29,489	42,281	31,420
Interest expense	10,875	9,483	9,303
Total expenses	196,811	295,616	239,231
Income (loss) before other income	89,732	(25,825)	(10,546)
Other income	2,239	10,343	129
Income (loss) before income taxes	91,971	(15,482)	(10,417)
Provision (benefit) for income taxes	9,773	24,522	(6,699)
Income (loss) from continuing operations, net of tax	$82,198	$(40,004)	$(3,718)
Income (loss) from discontinued operations, net of tax	227,713	(429,962)	(56,150)
Net income (loss)	$309,911	$(469,966)	$(59,868)
Less: Net loss attributable to NCI	—	(111)	(1,949)
Net income (loss) attributable to ACIC	$309,911	$(469,855)	$(57,919)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	5,998	(56,600)	(18,267)
Reclassification adjustment for net realized investment losses (gains)	6,808	32,082	(3,567)
Income tax benefit related to items of other comprehensive income (loss)	—	49	5,264
Total comprehensive income (loss)	$322,717	$(494,435)	$(76,438)
Less: Comprehensive loss attributable to NCI	—	(164)	(2,295)
Comprehensive income (loss) attributable to ACIC	$322,717	$(494,271)	$(74,143)

Weighted average shares outstanding
Basic	43,596,432	43,052,070	42,948,850
Diluted	44,388,804	43,052,070	42,948,850

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$1.89	$(0.93)	$(0.04)
Discontinued operations	$5.22	$(9.98)	$(1.31)
Total	$7.11	$(10.91)	$(1.35)
Diluted
Continuing operations	$1.85	$(0.93)	$(0.04)
Discontinued operations	$5.13	$(9.98)	$(1.31)
Total	$6.98	$(10.91)	$(1.35)

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Stockholders’ Equity (Deficit) Attributable to ACIC	NCI	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
December 31, 2020	43,075,877	$4	$393,122	$(431)	$9,693	$(6,635)	$395,753	$21,846	$417,599
Net loss	—	—	—	—	—	(57,919)	(57,919)	(1,949)	(59,868)
Other comprehensive loss	—	—	—	—	(16,224)	—	(16,224)	(346)	(16,570)
Stock compensation	294,565	—	1,146	—	—	—	1,146	—	1,146
Cash dividends on common stock ($0.24 per common share)	—	—	—	—	—	(10,350)	(10,350)	—	(10,350)
December 31, 2021	43,370,442	4	394,268	(431)	(6,531)	(74,904)	312,406	19,551	331,957
Net loss	—	—	—	—	—	(469,855)	(469,855)	(111)	(469,966)
Other comprehensive loss	—	—	—	—	(24,416)	—	(24,416)	(53)	(24,469)
Return of Capital to NCI	—	—	—	—	—	1,052	1,052	(19,387)	(18,335)
Stock compensation	(90,269)	—	1,363	—	—	—	1,363	—	1,363
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
December 31, 2022	43,280,173	4	395,631	(431)	(30,947)	(546,296)	(182,039)	—	(182,039)
Net income	—	—	—	—	—	309,911	309,911	—	309,911
Other comprehensive income, net	—	—	—	—	12,806	—	12,806	—	12,806
Impact of deconsolidation of discontinued operations	—	—	—	—	1,004	(1,004)	—	—	—
Stock compensation	123,744	—	1,294	—	—	—	1,294	—	1,294
Issuance of common stock	3,373,089	1	26,792	—	—	—	26,793	—	26,793
December 31, 2023	46,777,006	$5	$423,717	$(431)	$(17,137)	$(237,389)	$168,765	$—	$168,765

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$309,911	$(469,966)	$(59,868)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, including goodwill impairment	10,626	23,312	11,768
Bond amortization and accretion	1,006	5,624	8,814
Net realized losses (gains) on investments	5,466	32,082	(3,567)
Net unrealized losses (gains) on equity securities	(2,884)	6,585	(3,237)
Provision for uncollectible premiums	(19)	(37)	108
Provision for uncollectible reinsurance recoverables	236	(40)	(177)
Provision for uncollectible notes receivable	—	—	20
Deferred income taxes, net	14,436	24,138	(22,816)
Stock based compensation	1,318	1,388	1,185
Payment receivable in connection with HCI renewal rights agreement	—	3,800	(3,800)
Stock issued in connection with HCI renewal rights agreement	—	—	(5,007)
Gain on sale of property and equipment	(588)	(12,888)	—
Fixed asset and intangible asset disposals	1,147	2,884	21
Gain on disposition of former subsidiary	(238,440)	—	—
Changes in operating assets and liabilities:
Accrued investment income	83	234	1,384
Premiums receivable	16,048	(6,833)	8,065
Reinsurance recoverable on paid and unpaid losses	741,141	(634,248)	(175,787)
Ceded unearned premiums	(21,381)	217,603	(46,043)
Deferred policy acquisition costs, net	33,981	(20,413)	35,894
Other assets	(55,589)	(3,218)	20,898
Unpaid losses and loss adjustment expenses	(656,286)	862,488	(5,516)
Unearned premiums	(154,108)	(99,120)	(78,998)
Reinsurance payable on premiums	(46,967)	(188,729)	6,989
Payments outstanding	(68,703)	100,533	36,612
Accounts payable and accrued expenses	2,142	(1,755)	(14,915)
Lease liabilities	(913)	(245)	(377)
Other liabilities	(27,666)	(16,292)	(7,041)
Net cash used in operating activities	(136,003)	(173,113)	(295,391)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed Maturities	239,995	250,536	442,406
Equity Securities	40,436	750	12,691
Other Investments	2,418	2,825	72,462
Purchases of:
Fixed Maturities	(37,780)	(25,545)	(198,553)
Equity Securities	(79)	(7,648)	(30,222)
Other Investments	(15,385)	(2,272)	(42,136)
Proceeds from sale of property and equipment	629	21,236	—
Cost of property, equipment and capitalized software acquired	(196)	(3,047)	(5,271)
Disposition of cash on divestiture of subsidiary	(232,582)	—	—
Net cash provided by (used in) investing activities	(2,544)	236,835	251,377
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(24)	(25)	(39)
Return of capital in connection with termination of noncontrolling interest	—	(18,335)	—
Repayments of borrowings	—	(4,441)	(1,817)
Dividends	—	(2,589)	(10,350)
Proceeds from issuance of common stock	26,793	—	—
Net cash provided by (used in) financing activities	26,769	(25,390)	(12,206)
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified as assets held for disposal	(111,778)	38,332	(56,220)
Cash, cash equivalents and restricted cash at beginning of period	283,610	245,278	301,498
Cash, cash equivalents and restricted cash at end of period	$171,832	$283,610	$245,278
Supplemental Cash Flows Information
Interest paid	$10,875	$9,553	$9,534
Income taxes paid (refunded)	$(10,569)	$2,487	$(19,895)
See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

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

During the year ended December 31, 2022, as a result of UPC’s plan of run-off, management determined that it was more likely than not that we would be required to sell a portion or all of our fixed-income securities attributable to the entity before recovery of their amortized cost basis. These securities were evaluated and none of the unrealized loss position was the result of a credit loss. As a result, we realized impairment losses of $22,718,000 on these securities. Total shareholders’ equity (deficit) was not impacted by such charge; however, our net loss for the year ended December 31, 2022 worsened and other comprehensive income improved by $22,718,000, before tax impacts, in offsetting amounts. The impact on our net loss is captured within our discontinued operations.

(c)Fair Value

See Note 5 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2023 and 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

(d)Allowance for Expected Credit Losses

See Note 14 in our Notes to Consolidated Financial Statements for a discussion regarding the allowance for expected credit losses at December 31, 2023 and 2022.

(e)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then estimate expected credit losses based on historical trends, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. Once these conditions have been examined, we establish an allowance for credit losses for any amounts not expected to be collected. When we receive payments on amounts previously charged off, we credit our expected credit loss expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $51,000 and $32,000 at December 31, 2023 and 2022, respectively.

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

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, reinsurance costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs. We did not have a premium deficiency at December 31, 2023 or 2022 related to our continuing operations.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
ii)Capitalized Software

We capitalize certain direct development costs associated with internal-use software. We amortize the capitalized software costs related to our data warehouse, claims systems and policy administration systems over their expected seven-year useful lives.

See Note 8 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software that were held during 2023 and 2022.

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

See Note 4 in our notes to Consolidated Financial Statements for the financial presentation of our operating segments.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

For the 2023 annual goodwill impairment tests we utilized the quantitative assessment for our commercial lines reporting segment, determining that the goodwill was not impaired for the reporting segment. For the 2022 annual goodwill impairment tests we utilized the quantitative assessment for our commercial lines reporting segment, determining that the goodwill was not impaired for the reporting segment. During the third quarter of 2022, as a result of the strategic decision to place UPC into an orderly runoff, we recognized an impairment of our personal lines reporting segment’s goodwill totaling $13,569,000 including $3,413,000 related to our discontinued operations. For the 2021 annual goodwill impairment tests, we utilized the qualitative assessment for our commercial lines reporting segment and both the qualitative and quantitative assessment for our personal lines reporting segment, determining that the goodwill was not impaired for either of our reporting segments.

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

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license acquired exceeds its fair value, an impairment loss is recognized equal to that excess. During 2023, we disposed of licenses that we no longer held and evaluated all other intangible assets. During 2023, 2022 and 2021, we determined that the fair values of all remaining intangible assets were not impaired.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

(n)Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Should a change in tax rates occur, we recognize the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date. Refer to Note 15 for additional information. Realization of our deferred income tax assets depends upon our generation of sufficient future taxable income.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. We recognize interest accrued related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2023, we have no accrued penalties or interest related to uncertain tax benefits.

In June 2022, we assessed our deferred tax position and believed it was more likely than not that the benefit from certain net operating loss (NOL) carryforwards, net capital operating loss carryforwards and other net deferred tax assets would not be realized. In recognition of this risk, we recorded a valuation allowance against these deferred tax assets as of June 30, 2022. During the second quarter of 2023, we evaluated our position based on the results of our continuing operations and determined that it is more likely than not that we will be able to realize the benefit from our NOL carryforwards and business tax credit carryforwards and reversed the valuation allowance on the deferred tax asset. Accordingly, as of December 31, 2023, we still have a valuation allowance on our net capital loss carryforwards and other net deferred tax assets.

On May 15, 2023, we entered into the Tax Memorandum with DFS. As a result of this Memorandum, any benefit received from the use of UPC's net operating losses are due to the DFS as receiver of UPC. The expense related to this remittance is presented within our provision for income taxes on our Consolidated Statements of Comprehensive Income (Loss), offsetting the tax benefit recognized.

On December 27, 2023, the Bermuda Government passed the Corporate Income Tax Act 2023, conforming to the OECD BEPS Pillar 2 framework. This act enacts a 15% corporate income tax that will generally become effective for Bermuda domiciled entities on or after January 1, 2025. The legislation defers the effective date until January 1, 2030 for so long as the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. As of December 31, 2023, we are still evaluating this act to determine its applicability to the Company’s Bermuda domiciled entities. We do not expect a material impact on our results.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the IRA). The IRA contains $500 billion in new spending and tax breaks that aim to boost clean energy, reduce healthcare costs, and increase tax revenues. We reviewed the corporate tax impacts of the IRA and identified two provisions that needed further analysis to determine the impact to our business.

First, the IRA established a corporate alternative minimum tax (CAMT) equal to 15% of average adjusted financial statement income (AFSI) over the CAMT foreign tax credit for the tax year. The CAMT is effective for tax years beginning

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
after December 31, 2022 and only applies to corporations with an AFSI in excess of one billion dollars over three years. We are not subject to CAMT in 2023, due to this AFSI requirement.

Second, the IRA imposes a nondeductible 1% excise tax on the net value of certain stock that a publicly-traded corporation repurchases occurring after December 31, 2022. To calculate the net value of a certain stock, the fair market value of the stock repurchased is reduced by the fair market value of the stock issued or provided to employees during that tax year. We did not repurchase stock in 2023 and do not anticipate the repurchase of stock in 2024, but would need to consider this excise tax if repurchases occur.

We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2023, 2022 or 2021. Tax penalties or income-tax-related interest incurred would be included in our provision (benefit) for income taxes on our Consolidated Statements of Comprehensive Income (Loss).

(o)Advertising Costs

We expense all advertising costs as an operating expense when we incur those costs. For the years ended December 31, 2023, 2022 and 2021, we incurred advertising costs of $33,000, $694,000, and $886,000, respectively.

(p)Earnings Per Share (EPS)

We report both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, we divide net loss attributable to ACIC common stockholders (net loss less the net income (loss) attributable to NCI) by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted earnings per share using the Treasury method by dividing net loss attributable to ACIC common stockholders by the weighted-average number of shares of common stock, common stock equivalents, and restricted shares outstanding during the period. Common share equivalents are only included when they are dilutive.

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

With regard to our cash balances held at financial institutions, we had $168,317,000 and $116,891,000 in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2023 and 2022, respectively.

(r)Managing General Agent Fees and Policy Fees

Our policy fees consist of the managing general agent (MGA) fee and a pay-plan fee. We defer MGA fees as unearned revenue and recognize revenue on a pro rata basis over the term of the underlying policies. We record pay-plan fees, which are

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

We record provisional ceding commissions that we receive in connection with our reinsurance contracts for the 2023, 2022 and 2021 underwriting years as an offset to deferred acquisitions costs.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. As of December 31, 2023 and December 31, 2022, our ending credit loss allowance related to reinsurance recoverables was $97,000, and $333,000, respectively.

(t)Assessments

Pursuant to Florida Statute 631.57, the state has the ability to levy assessments against insurers. We record guaranty fund and other insurance-related assessments imposed upon us as an expense in the period the regulatory agency imposes the assessment. To recover Florida Insurance Guaranty Association (FIGA) assessments, we calculate and begin collecting a policy surcharge that will allow us to collect the entire assessment over a 12-month period, based on our estimate of the number of policies we expect to write. We then submit an information only filing to the insurance regulatory authority requesting formal approval of the policy FIGA surcharge. The process may be repeated in successive 12-month periods until we collect the entire assessment. We record the recoveries as revenue in the period that we collect the cash. While current regulations allow us to recover from policyholders the amount of assessments imposed upon us, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our consolidated financial statements.

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

(u)Discontinued Operations

As described in Note 3, effective February 27, 2023, our former subsidiary, UPC, was placed into receivership with the DFS. This receivership divested our ownership of UPC. This disposal, as well as the activities related directly to supporting the business conducted by UPC were evaluated for qualification as a discontinued operation. The results of operations of business are reported as discontinued operations when the disposal represents a strategic shift that will have a major effect on the entity's operations and financial results. When a business is identified for discontinued operations reporting:

•Results for prior periods are retroactively reclassified as discontinued operations;

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
•Results of operations are reported in a single line, net of tax, in the Consolidated Statements of
Comprehensive Income (Loss); and
•Assets and liabilities are reported as held for disposal in the Consolidated Balance Sheets

Additional details by major classification of operating results and financial position are included in Note 3.

(v)Accounting Pronouncements

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

Pending Policies

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segments Disclosures. This update requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that the disclosure requirements in ASC 280 are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. We do not intend to elect to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This update amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We do not intend to elect to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.
3)    DISCONTINUED OPERATIONS

On August 25, 2022, we announced that our former subsidiary UPC had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entailed non-renewing personal lines policies in these states. Additionally, we announced that Demotech, an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the FLOIR issued Consent Order No. 303643-22-CO that provided for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provided formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely, driven by Hurricane Ian losses which exhausted UPC's reinsurance coverage. On February 27, 2023, UPC was placed into receivership with the DFS which divested our ownership of UPC.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

The results from discontinued operations for the year ended December 31, 2023, 2022 and 2021 are presented below.

Results From Discontinued Operations
	Year Ended December 31,
	2023	2022	2021
REVENUE:
Gross premiums written	$(120,608)	$551,720	$844,918
Change in gross unearned premiums	198,154	136,094	97,766
Gross premiums earned	77,546	687,814	942,684
Ceded premiums earned	(48,203)	(494,534)	(574,052)
Net premiums earned	29,343	193,280	368,632
Net investment income	2,182	6,338	7,871
Net realized investment gains (losses)	1,343	(25,599)	3,429
Net unrealized gains (losses) on equity securities	2,080	(4,617)	1,766
Other revenue	2,717	16,229	24,144
Total revenue	37,665	185,631	405,842
EXPENSES:
Losses and loss adjustment expenses	36,898	502,842	333,083
Policy acquisition costs	(1,522)	60,771	80,375
Operating expenses	5,170	29,903	39,999
General and administrative expenses	6,137	21,036	25,791
Interest expense	22	130	88
Total expenses	46,705	614,682	479,336
Loss before other income	(9,040)	(429,051)	(73,494)
Other income (loss)	(2,004)	52	54
Loss before income taxes	(11,044)	(428,999)	(73,440)
Provision (benefit) for income taxes	(317)	963	(17,290)
Loss from discontinued operations, net of tax	$(10,727)	$(429,962)	$(56,150)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $238,440,000 for the year ended December 31, 2023. This gain was driven by the negative equity position of UPC.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

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

In addition, the major classes of assets and liabilities remaining related to activities directly supporting the business conducted by UPC are outlined in the table below as of December 31, 2023 and 2022.

Major Classes of Assets and Liabilities Held for Disposal
	December 31, 2023	December 31, 2022
ASSETS
Property and equipment, net	$8,095	$14,299
Deferred policy acquisition costs	—	8,609
Total assets	$8,095	$22,908

LIABILITIES
Commissions Payable	$—	$987
Unearned Policy Fees	—	2,652
Total Liabilities	$—	$3,639

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

The Company incurred $3,441,000 of amortization related to capitalized software attributable to its discontinued operations during the year ended December 31, 2023. The Company incurred $3,413,000 of impairment related to goodwill and $1,440,000 of amortization related to capitalized software attributable to its discontinued operations during the year ended December 31, 2022. The Company incurred $2,349,000 of amortization related to capitalized software during the year ended December 31, 2021. There were no other noncash transactions for either period.

4)    SEGMENT REPORTING

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

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the years ended December 31, 2023, 2022 and 2021:

•Both operating segments follow the accounting policies outlined in Note 2;
•Neither operating segment experienced significant noncash transactions outside of depreciation and amortization for any years presented.

The tables below present the information for each of the reportable segments profit or loss for the years ended December 31, 2023, 2022 and 2021.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

	Year Ended December 31, 2023
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$635,709	$34,334	$—	$670,043
Change in gross unearned premiums	(40,993)	6,914	—	(34,079)
Gross premiums earned	594,716	41,248	—	635,964
Ceded premiums earned	(342,664)	(11,416)	—	(354,080)
Net premiums earned	252,052	29,832	—	281,884
Net investment income	7,356	3,119	99	10,574
Net realized investment losses	(6,790)	(18)	—	(6,808)
Net unrealized gains on equity securities	813	—	1	814
Other revenue	—	79	—	79
Total revenues	253,431	33,012	100	286,543
EXPENSES:
Losses and loss adjustment expenses	46,299	16,562	—	62,861
Policy acquisition costs	75,436	7,910	—	83,346
Operating expenses	3,008	6,809	423	10,240
General and administrative expenses	10,620	17,979	890	29,489
Interest expense	—	—	10,875	10,875
Total expenses	135,363	49,260	12,188	196,811
Income (loss) before other income	118,068	(16,248)	(12,088)	89,732
Other income (loss)	60	2,394	(215)	2,239
Income (loss) before income taxes	$118,128	$(13,854)	(12,303)	91,971
Provision for income taxes			9,773	9,773
Net income (loss)			$(22,076)	$82,198
Less: Net loss attributable to noncontrolling interests			—	—
Net income (loss) attributable to ACIC			$(22,076)	$82,198

Loss ratio, net (2) (3)	18.4%	55.5%		22.3%
Expense ratio (2) (4)	35.3%	109.6%		43.7%
Combined ratio (2) (5)	53.7%	165.1%		66.0%
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

	Year Ended December 31, 2022
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$508,243	$64,100	$—	$572,343
Change in gross unearned premiums	(44,029)	7,055	—	(36,974)
Gross premiums earned	464,214	71,155	—	535,369
Ceded premiums earned	(245,293)	(20,730)	—	(266,023)
Net premiums earned	218,921	50,425	—	269,346
Net investment income	5,861	1,759	53	7,673
Net realized investment gains (losses)	(6,511)	28	—	(6,483)
Net unrealized losses on equity securities	(1,966)	—	(2)	(1,968)
Other revenue	1,178	42	3	1,223
Total revenues	217,483	52,254	54	269,791
EXPENSES:
Losses and loss adjustment expenses	87,143	47,662	—	134,805
Policy acquisition costs	80,996	14,322	—	95,318
Operating expenses	3,926	9,367	436	13,729
General and administrative expenses	9,579	31,282	1,420	42,281
Interest expense	—	1	9,482	9,483
Total expenses	181,644	102,634	11,338	295,616
Income (loss) before other income	35,839	(50,380)	(11,284)	(25,825)
Other income	2	(1,774)	12,115	10,343
Income (loss) before income taxes	$35,841	$(52,154)	831	(15,482)
Provision for income taxes			24,522	24,522
Net income (loss)			$(23,691)	$(40,004)
Less: Net loss attributable to noncontrolling interests			(111)	(111)
Net income (loss) attributable to ACIC			$(23,580)	$(39,893)

Loss ratio, net (2) (3)	39.8%	94.5%		50.0%
Expense ratio (2) (4)	43.2%	109.0%		56.2%
Combined ratio (2) (5)	83.0%	203.5%		106.2%
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

	Year Ended December 31, 2021
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$422,238	$62,289	$—	$484,527
Change in gross unearned premiums	(11,975)	(6,793)	—	(18,768)
Gross premiums earned	410,263	55,496	—	465,759
Ceded premiums earned	(237,056)	(7,574)	—	(244,630)
Net premiums earned	173,207	47,922	—	221,129
Net investment income	4,764	1,091	46	5,901
Net realized investment gains (losses)	(34)	172	—	138
Net unrealized gains on equity securities	1,471	—	—	1,471
Other revenue	—	46	—	46
Total revenues	179,408	49,231	46	228,685
EXPENSES:
Losses and loss adjustment expenses	54,718	34,333	—	89,051
Policy acquisition costs	80,198	13,001	—	93,199
Operating expenses	4,873	11,005	380	16,258
General and administrative expenses	7,599	22,135	1,686	31,420
Interest expense	—	1	9,302	9,303
Total expenses	147,388	80,475	11,368	239,231
Income (loss) before other income	32,020	(31,244)	(11,322)	(10,546)
Other income	1	128	—	129
Income (loss) before income taxes	$32,021	$(31,116)	(11,322)	(10,417)
Benefit for income taxes			(6,699)	(6,699)
Net income (loss)			$(4,623)	$(3,718)
Less: Net income attributable to noncontrolling interests			(1,949)	(1,949)
Net income (loss) attributable to ACIC			$(2,674)	$(1,769)

Loss ratio, net (2) (3)	31.6%	71.6%		40.3%
Expense ratio (2) (4)	53.5%	96.3%		63.7%
Combined ratio (2) (5)	85.1%	167.9%		104.0%
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

Depreciation and amortization related to our commercial lines operating segment totaled $3,247,000, $3,246,000, and $3,397,000 for the years ended December 31, 2023, 2022 and 2021 respectively.

Depreciation and amortization related to our personal lines operating segment totaled $1,602,000, $14,446,000, and $5,070,000 for the years ended December 31, 2023, 2022 and 2021 respectively. December 31, 2022 includes $10,156,000 related to the impairment of goodwill.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
The tables below present the segment assets as of December 31, 2023 and 2022.

Assets by Segment as of December 31, 2023
	Commercial	Personal	Adjustments	Total
Assets by Segment before eliminations	$944,212	$195,120	$(87,044)	$1,052,288
Adjustment by Segment for eliminations	(48,053)	(110,021)	158,074	—
Assets by Segment after eliminations	$896,159	$85,099	$71,030	$1,052,288

Assets by Segment as of December 31, 2022
	Commercial	Personal	Adjustments	Total
Assets by Segment before eliminations	$1,588,385	$(149,816)	$(35,888)	$1,402,681
Adjustment by Segment for eliminations	(318,316)	279,119	39,197	—
Assets by Segment after eliminations	$1,270,069	$129,303	$3,309	$1,402,681

5)    INVESTMENTS

The following table details fixed maturity available-for-sale securities, by major investment category, at December 31, 2023 and 2022:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
U.S. government and agency securities	$27,489	$11	$68	$27,432
States, municipalities and political subdivisions	26,336	9	2,480	23,865
Public utilities	5,645	—	511	5,134
Corporate securities	70,197	20	8,368	61,849
Mortgage-backed securities	53,619	—	7,309	46,310
Asset-backed securities	17,665	9	1,561	16,113
Total fixed maturities	$200,951	$49	$20,297	$180,703

December 31, 2022
U.S. government and agency securities	$2,490	$—	$105	$2,385
Foreign government	1,000	—	9	991
States, municipalities and political subdivisions	30,958	2	4,065	26,895
Public utilities	8,936	—	1,242	7,694
Corporate securities	99,062	20	15,739	83,343
Mortgage-backed securities	65,251	—	9,136	56,115
Asset-backed securities	30,038	9	2,788	27,259
Total fixed maturities	$237,735	$31	$33,084	$204,682

Equity securities are summarized as follows at:

	December 31, 2023		December 31, 2022
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$—	—%	$15,657	100.0%
Total equity securities	$—	—%	$15,657	100.0%

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Gains (Losses)	Fair Value at Sale (1)	Gains (Losses)	Fair Value at Sale (1)	Gains (Losses)	Fair Value at Sale (1)
Fixed maturities	$59	$22,011	$134	$38,268	$243	$74,007
Equity securities	165	5,786	—	—	—	—
Short-term investments	—	126	—	—	—	4,675
Other investments	3	1,151	—	—	—	—
Total realized gains	227	29,074	134	38,268	243	78,682
Fixed maturities	(6,370)	45,035	(6,617)	88,033	(105)	7,658
Equity securities	(665)	10,372	—	—	—	56
Total realized losses	(7,035)	55,407	(6,617)	88,033	(105)	7,714
Net realized investment gains (losses)	$(6,808)	$84,481	$(6,483)	$126,301	$138	$86,396
(1) Fair Value at sale includes maturities and paydowns executed at par value.

The table below summarizes our fixed maturities at December 31, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	December 31, 2023
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$7,275	3.6%	$7,194	4.0%
Due after one year through five years	63,930	31.8%	60,795	33.6%
Due after five years through ten years	53,591	26.7%	46,295	25.6%
Due after ten years	4,871	2.4%	3,996	2.2%
Asset and mortgage-backed securities	71,284	35.5%	62,423	34.6%
Total	$200,951	100.0%	$180,703	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2023		2022	2021
Fixed maturities	$4,581		$6,164	$6,069
Equity securities	81		305	131
Cash and cash equivalents	6,232		1,488	31
Other investments	(68)	63	214	275
Investment income	10,826		8,171	6,506
Investment expenses	(252)		(498)	(605)
Net investment income	$10,574		$7,673	$5,901

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

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

During the year-ended December 31, 2023, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at December 31, 2023. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
December 31, 2023
U.S. government and agency securities	9	$14	$19,943	2	$54	$1,430
States, municipalities and political subdivisions	4	12	2,052	44	2,468	20,571
Public utilities	—	—	—	12	511	5,134
Corporate securities	3	27	1,255	133	8,341	59,419
Mortgage-backed securities	2	14	807	117	7,295	45,502
Asset backed securities	4	6	1,354	43	1,555	14,074
Total fixed maturities	22	$73	$25,411	351	$20,224	$146,130

December 31, 2022
U.S. government and agency securities	3	$105	$2,385	—	$—	$—
Foreign governments	1	9	991	—	—	—
States, municipalities and political subdivisions	21	540	7,306	31	3,525	18,853
Public utilities	8	193	2,286	4	1,049	5,408
Corporate securities	78	2,279	24,594	77	13,460	57,765
Mortgage-backed securities	48	1,282	15,259	80	7,854	40,856
Asset-backed securities	16	795	6,397	46	1,993	19,028
Total fixed maturities	175	$5,203	$59,218	238	$27,881	$141,910
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2023 and 2022. Changes in interest rates subsequent to December 31, 2023 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Consolidated Balance Sheet as of December 31, 2023.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2023 and 2022:

	Total	Level 1	Level 2	Level 3
December 31, 2023
U.S. government and agency securities	$27,432	$—	$27,432	$—
States, municipalities and political subdivisions	23,865	—	23,865	—
Public utilities	5,134	—	5,134	—
Corporate securities	61,849	—	61,849	—
Mortgage-backed securities	46,310	—	46,310	—
Asset-backed securities	16,113	—	16,113	—
Total fixed maturities	180,703	—	180,703	—
Other investments (1)	14,004	—	14,004	—
Total investments	$194,707	$—	$194,707	$—

December 31, 2022
U.S. government and agency securities	$2,385	$—	$2,385	$—
Foreign government	991	—	991	—
States, municipalities and political subdivisions	26,895	—	26,895	—
Public utilities	7,694	—	7,694	—
Corporate securities	83,343	—	83,343	—
Mortgage-backed securities	56,115	—	56,115	—
Asset-backed securities	27,259	—	27,259	—
Total fixed maturities	204,682	—	204,682	—
Mutual Funds	15,657	15,657	—	—
Total equity securities	15,657	15,657	—	—
Other investments (1)	125	—	125	—
Total investments	$220,464	$15,657	$204,807	$—
(1) Other long-term investments included in the fair value hierarchy exclude these other limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

    Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at December 31, 2023 and 2022.

    The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2023 and 2022, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of our senior notes approximate fair value as the interest rates and terms are variable.

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2023, we transferred no investments between levels.

For our investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, we obtain the fair values from our investment custodians, which use a third-party

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

The information presented in the table below is as of December 31, 2023 and 2022:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2023
Limited partnership investments (1)	$2,104	$379	$—	$2,483
Short-term investments	14,014	1	11	14,004
Total other investments	$16,118	$380	$11	$16,487

December 31, 2022
Limited partnership investments (1)	$2,946	$604	$—	$3,550
Short-term investments	126	—	1	125
Total other investments	$3,072	$604	$1	$3,675
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

The following table presents the components of restricted assets:

	December 31,
	2023	2022
Trust funds	$17,439	$45,364
Cash on deposit (regulatory deposits)	631	624
Total restricted cash	$18,070	$45,988

In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Consolidated Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	December 31,
	2023	2022
Invested assets on deposit (regulatory deposits)	$1,495	$2,616

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
6)    EARNINGS PER SHARE

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to ACIC common stockholders	$309,911	$(469,855)	$(57,919)

Denominator:
Weighted-average shares outstanding	43,596,432	43,052,070	42,948,850
Effect of dilutive securities	792,372	—	—
Weighted-average diluted shares	44,388,804	43,052,070	42,948,850

Earnings available to ACIC common stockholders per share
Basic	$7.11	$(10.91)	$(1.35)
Diluted	$6.98	$(10.91)	$(1.35)

7)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that all remaining deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2023	2022
Balance at January 1	$52,369	$40,447
Policy acquisition costs deferred	132,777	120,245
Amortization	(136,151)	(114,620)
Unearned ceding commission	(23,954)	6,297
Balance at December 31	$25,041	$52,369

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

8)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2023	2022
Computer hardware and software (software in progress of $0 and $82, respectively)	$7,925	$8,164
Office furniture and equipment	748	1,414
Leasehold improvements	311	753
Leased vehicles(1)	—	1,080
Total, at cost	8,984	11,411
Less: accumulated depreciation and amortization	(5,326)	(6,118)
Property and equipment, net	$3,658	$5,293
(1) Includes vehicles under financing leases. See Note 13 of these Notes to Consolidated Financial Statements for further information on leases.

Depreciation and amortization expense under property and equipment was $1,602,000, $4,703,000 and $5,527,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Our depreciation and amortization expense can be fully attributed to our personal lines operating segments for these periods.

During the year ended December 31, 2023, we sold or disposed of leased vehicles totaling $1,069,000. The accumulated depreciation on these vehicles totaled $1,038,000 at the time of disposal. We realized a net gain on this disposal of $559,000. We disposed of computer hardware and software totaling $1,061,000. The accumulated depreciation on these systems totaled $379,000 at the time of disposal. In addition, we disposed of office furniture totaling $749,000 during the period. Accumulated depreciation at the time of this disposal totaled $702,000. During the year ended December 31, 2022, we disposed of computer hardware and software totaling $13,202,000, primarily related to the retirement of one of our policy systems for states in which we no longer write policies. The depreciation on these systems totaled $12,691,000 at the time of disposal. We also sold or disposed of leased vehicles totaling $1,222,000. The depreciation on these vehicles totaled $1,114,000 prior to disposal. The net gain on sale of these vehicles totaled $738,000. Finally, we sold three buildings and their related assets totaling $13,369,000. The depreciation on these buildings and related assets totaled $5,129,000 prior to disposal. The net realized gain on these sales totaled $12,164,000. Our depreciation and amortization expense under property and equipment can be attributed fully to our personal lines operating segment for these periods. During the year ended December 31, 2021, we disposed of computer hardware and software totaling $1,961,000, primarily related to the retirement of one of our claim systems. This system was fully depreciated prior to disposal. These gains (losses) are reflected within other income on the Consolidated Statements of Comprehensive Income (Loss).

9) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at December 31, 2023 and 2022 was $59,476,000. The carrying amount of goodwill at December 31, 2021 was $69,632,000.

For the 2023 annual goodwill impairment tests we utilized the quantitative assessment for our commercial lines reporting segment, determining that the goodwill was not impaired for the reporting segment. This testing took place during the fourth quarter of 2023. As a result of the strategic decision to place our former subsidiary UPC into an orderly runoff, we recognized an impairment of our personal lines reporting unit's goodwill totaling $10,156,000 during the third quarter of 2022.

Goodwill allocated to our commercial lines reporting segment was $59,476,000 at December 31, 2023 and 2022. There was no goodwill allocated to our personal lines reporting segment at December 31, 2023 and 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
There was no additional goodwill acquired or disposed of during the years ended December 31, 2023, 2022 and 2021. Accumulated impairment related to goodwill was $10,156,000 at December 31, 2023 and 2022. There was no accumulated impairment related to goodwill at December 31, 2021.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets on our Consolidated Balance Sheets at:

	December 31, 2023	December 31, 2022
Intangible assets subject to amortization	$8,125	$11,371
Indefinite-lived intangible assets(1)	1,198	1,399
Total	$9,323	$12,770
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
2023
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	3.3	34,661	(26,738)	7,923
Trade names acquired	0.3	6,381	(6,179)	202
Total		$83,830	$(75,705)	$8,125
2022
Value of Business Acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	4.3	34,661	(24,301)	10,360
Trade names acquired	1.3	6,381	(5,370)	1,011
Total		$83,830	$(72,459)	$11,371

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2023 and 2022, however, during the years ended December 31, 2023 and December 31, 2022, we disposed of intangible assets totaling $200,000 and $2,358,000, respectively.

Amortization expense of our intangible assets was $3,247,000, $3,247,000 and $3,555,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2024	$2,641
2025	2,438
2026	2,438
2027	608
2028	—

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

10)    REINSURANCE

Our catastrophe reinsurance programs are designed primarily by utilizing third-party catastrophe modeling software and consulting with third-party reinsurance experts to project our exposure to catastrophe events. We evaluate modeled expected losses developed by the catastrophe modeling software using our risk portfolio data to estimate probable maximum losses (PML) across multiple return periods and the average annual loss. The Company monitors and manages its catastrophe risk using this model output along with other internal and external data sources, such as our historical loss experience and industry loss experience, to develop our view of catastrophe risk.

Our catastrophe reinsurance coverages consists of three separate placements:

1.AmCoastal’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms and earthquakes;

2.AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1, through December 31, annually, which provides protection from catastrophe loss events other than named windstorms and earthquakes; and

3.IIC’s core catastrophe reinsurance program in effect June 1, through May 31, annually, which provides protection from all catastrophe losses.

This reinsurance protection is an essential part of our catastrophe risk management strategy. It is intended to provide our stockholders an acceptable return on the risks assumed by our insurance entities, and to reduce variability of earnings, while providing surplus protection. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability. In the event one or more of our reinsurers fail to fulfill their obligation, the surplus of our statutory entities may decline, and we may not be able to fulfill our obligation to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. Additionally, we face the risk that actual losses incurred from one or more catastrophic events may be above the modeled expected loss resulting in losses exceeding our reinsurance coverage, which may result in a decline in surplus, and as a result we may not be able to fulfill our obligations to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. The details of our programs and likelihood of a catastrophic event exceeding these three coverages are outlined below.

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,100,000,000 for a first occurrence and $1,300,000,000 in the aggregate. Under this program, our retention on a first and second event is $10,000,000 each, plus $2,250,000 retained separately by our captive. AmCoastal’s program provides sufficient coverage for a 1-in-150-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.7% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect so actual results could vary dramatically from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $101,000,000. This agreement provides sufficient coverage for a 1-in-250-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.4%.

IIC’s core catastrophe reinsurance program provides coverage up to an exhaustion point of approximately $82,000,000 in the aggregate, with a retention of $3,000,000 per occurrence. Based on IIC’s PML, the program provides sufficient coverage for a 1-in-130 year return period, indicating the probability of a single occurrence exceeding protection purchased is no more than 0.8%. IIC’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%.

Effective December 15, 2023, we agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of our other private reinsurers. This transaction resulted in additional expense of approximately $6,300,000 for the year ended December 31, 2023.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
During the third quarter of 2022, the Company's core catastrophe reinsurance program was impacted by Hurricane Ian. As a result, the Company has approximately $508 million of occurrence limit remaining for Hurricane Ian all of which is attributable to AmCoastal only. After reinstatement premiums of approximately $15.4 million, the Company, with its former subsidiary UPC, has approximately $980 million of aggregate limit remaining for events subsequent to Hurricane Ian, based on our estimated ultimate net loss subject to the core catastrophe reinsurance program.

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

The table below outlines our quota share agreements in effect for the years ended December 31, 2023 and 2022. The impacts of these quota share agreements on our former subsidiary, UPC's financial statements are included in discontinued operations.

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
(5) Cessions are split 50% to HCPCI and 50% to TypTap.
(6) This treaty was amended effective December 31, 2020 to include AmCoastal.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2023	2022
Reinsurance recoverable on unpaid losses and LAE	$271,948	$732,341
Reinsurance recoverable on paid losses and LAE	69,154	64,205
Reinsurance recoverable(1)	$341,102	$796,546
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 14.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Loss:

	Year ended December 31,
	2023	2022	2021
Premium written:
Direct	$669,927	$532,818	$443,115
Assumed	116	39,525	41,412
Ceded	(422,731)	(244,190)	(258,371)
Net premium written	$247,312	$328,153	$226,156
Change in unearned premiums:
Direct	$(44,280)	$(47,497)	$(30,309)
Assumed	10,201	10,523	11,541
Ceded	68,651	(21,833)	13,741
Net decrease (increase)	$34,572	$(58,807)	$(5,027)
Premiums earned:
Direct	$625,647	$485,321	$412,806
Assumed	10,317	50,048	52,953
Ceded	(354,080)	(266,023)	(244,630)
Net premiums earned	$281,884	$269,346	$221,129
Losses and LAE incurred:
Direct	$136,707	$756,233	$77,515
Assumed	2,997	45,521	38,440
Ceded	(76,843)	(666,949)	(26,904)
Net losses and LAE incurred	$62,861	$134,805	$89,051

Ceded losses incurred decreased by $590,106,000 during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily as a result of Hurricane Ian, which made landfall in Florida as a Category Four hurricane. We had no similar catastrophe related activity during 2023.

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

	December 31,
	2023	2022	2021
Unpaid losses and LAE:
Direct	$344,389	$829,862	$228,423
Assumed	25,832	13,096	22,219
Gross unpaid losses and LAE	370,221	842,958	250,642
Ceded	(271,948)	(732,341)	(176,183)
Net unpaid losses and LAE	$98,273	$110,617	$74,459
Unearned premiums:
Direct	$293,057	$248,777	$201,280
Assumed	—	10,201	20,728
Gross unearned premiums	293,057	258,978	222,008
Ceded	(159,147)	(90,496)	(112,329)
Net unearned premiums	$133,910	$168,482	$109,679

11) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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
Our commercial lines claims are handled by Sedgwick Delegated Authority (“SDA”) pursuant to a servicing agreement with AmRisc, as AmCoastal’s exclusive managing general underwriter. We maintain a claims management team that focuses on statutory claim compliance and overall customer satisfaction on these claims. When AmRisc receives a claim, it sends notification to SDA and our claims team. SDA triages all incoming claims to determine whether they can be desk-adjusted or whether SDA will assign the fieldwork to third-party claims adjusting companies. The third-party claims adjusting companies conduct inspections of the damaged property and prepare initial estimates. SDA reviews the reports to determine whether there is a covered loss to be paid to the policyholder in accordance with the terms and conditions of the policy in effect. We have established an authority level with SDA to settle claims on our behalf. If a loss amount exceeds this authority, the approval elevates to AmRisc for review and ultimately to our team for final review if the loss exceeds AmRisc’s established authority level. Our claims team monitors all claims throughout the claims-handling process, regardless of the loss amount.
We maintain an internal and external claims staff that monitors and directs all aspects of our personal lines claims process. We assign the fieldwork to third-party claims adjusting companies, none of whom have the authority to settle or pay any claims on our behalf. The third-party claims adjusting companies conduct inspection of the damaged property and prepare initial estimates. We review the inspection reports and initial estimates to determine the amounts to be paid to the policyholder in accordance with the terms and conditions of the policy in effect at the time that the policyholder incurs the loss.
We maintain strategic relationships with multiple claims adjusting companies that we can engage should we need additional non-catastrophe claims servicing capacity. We believe the combination of our internal resources and relationships with external claims servicing companies provide an adequate level of claims servicing in the event catastrophes affect our policyholders.
The following is information about incurred claims development and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. Please note that a portion of our Commercial Lines Operating Segment is subject to a loss cap which may have been allocated to the incurred table below in a different period than the payment is reflected in the paid table. This may result in a decrease in incurred claims year-over-year. The incurred claims development and paid claims development data reflect the acquisitions of IIC, and AmCo in April 2016, and April 2017, respectively, on a retrospective basis (includes IIC and AmCo data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2014 to 2022 is presented as supplementary information.

Personal Lines Operating Segment
$ In thousands (except number of reported claims)

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2023
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
										Audited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$48,290	$47,315	$47,721	$47,661	$47,797	$47,905	$48,249	$48,141	$48,389	$48,329	$—	1,881
2015	—	27,812	26,948	25,772	26,272	26,325	26,428	26,693	26,714	26,920	—	2,316
2016	—	—	33,863	33,987	33,471	33,412	33,337	33,320	33,302	33,302	29	785
2017	—	—	—	20,741	21,325	13,864	14,398	14,203	14,183	14,063	28	1,104
2018	—	—	—	—	20,421	18,838	19,138	19,669	20,056	20,307	279	1,373
2019	—	—	—	—	—	14,511	10,084	9,704	9,812	9,562	218	721
2020	—	—	—	—	—	—	24,796	22,184	22,080	22,163	523	791
2021	—	—	—	—	—	—	—	34,129	30,946	30,438	1,757	613
2022	—	—	—	—	—	—	—	—	48,641	49,444	4,653	614
2023	—	—	—	—	—	—	—	—	—	15,474	3,332	639
									Total	$270,002

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
										Audited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$39,871	$44,482	$46,573	$47,296	$47,482	$47,703	$47,776	$48,089	$48,320	$48,329
2015	—	17,151	24,964	24,863	25,374	26,019	26,125	26,137	26,600	26,920
2016	—	—	26,529	32,715	32,961	33,119	33,252	33,246	33,251	33,273
2017	—	—	—	13,359	19,445	13,374	13,758	13,970	13,835	14,028
2018	—	—	—	—	15,758	17,305	17,780	18,563	19,262	19,325
2019	—	—	—	—	—	6,459	8,481	8,894	9,057	9,195
2020	—	—	—	—	—	—	15,909	19,976	20,592	21,037
2021	—	—	—	—	—	—	—	22,143	26,795	27,207
2022	—	—	—	—	—	—	—	—	32,008	39,759
2023	—	—	—	—	—	—	—	—	—	9,716
									Total	$248,789
All outstanding liabilities before 2014, net of reinsurance										409
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$21,622

The following is supplementary information about average historical claims duration as of December 31, 2023.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	73.8%	19.9%	0.7%	2.0%	1.6%	—%	0.4%	0.8%	0.8%	—%

Commercial Lines Operating Segment
$ In thousands (except number of reported claims)

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2023
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
										Audited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$15,845	$15,752	$16,311	$16,816	$16,070	$15,602	$15,604	$15,618	$15,611	$15,611	$—	680
2015	—	16,504	20,379	24,563	26,614	26,332	26,910	28,350	28,680	28,678	279	821
2016	—	—	37,837	25,043	22,578	23,816	23,397	23,945	38,526	23,935	351	1,143
2017	—	—	—	70,650	72,135	78,970	83,286	87,833	91,545	80,536	16,647	4,242
2018	—	—	—	—	61,778	64,964	69,203	68,384	84,727	67,238	(429)	3,674
2019	—	—	—	—	—	76,515	70,515	68,900	41,424	70,611	1,899	5,006
2020	—	—	—	—	—	—	67,573	68,165	66,177	75,369	3,408	4,664
2021	—	—	—	—	—	—	—	53,338	38,304	29,991	(4,413)	1,802
2022	—	—	—	—	—	—	—	—	65,255	68,194	18,688	1,515
2023	—	—	—	—	—	—	—	—	—	25,430	15,144	314
									Total	$485,593

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
										Audited
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$6,379	$9,452	$13,212	$14,420	$15,336	$15,460	$15,475	$15,606	$15,611	$15,611
2015	—	10,188	17,134	20,640	22,978	23,605	25,269	27,303	28,024	28,057
2016	—	—	10,638	16,217	19,114	21,410	22,266	23,506	38,063	23,583
2017	—	—	—	40,467	62,353	64,329	73,683	80,460	84,933	54,143
2018	—	—	—	—	27,852	54,551	61,885	66,848	82,443	67,193
2019	—	—	—	—	—	38,428	57,041	62,133	34,768	64,274
2020	—	—	—	—	—	—	25,068	46,535	69,903	74,858
2021	—	—	—	—	—	—	—	19,754	28,506	32,033
2022	—	—	—	—	—	—	—	—	7,742	42,845
2023	—	—	—	—	—	—	—	—	—	8,993
									Total	$411,590
All outstanding liabilities before 2014, net of reinsurance										—
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$74,003

The following is supplementary information about average historical claims duration as of December 31, 2023.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	34.7%	30.3%	15.1%	10.1%	5.1%	2.3%	1.6%	0.4%	0.4%	—%

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

	December 31,
	2023	2022
Net outstanding liabilities
Personal Lines Operating Segment	$21,622	$24,940
Commercial Lines Operating Segment	74,003	80,256
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	95,625	105,196

Reinsurance recoverable on unpaid claims
Personal Lines Operating Segment	226	674
Commercial Lines Operating Segment	271,722	731,667
Total reinsurance recoverable on unpaid claims	271,948	732,341

Unallocated claims adjustment expenses	2,648	5,421

Total gross liability for unpaid claims and claims adjustment expense	$370,221	$842,958

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2023	2022	2021
Balance at January 1	$842,958	$250,642	$363,434
Less: reinsurance recoverable on unpaid losses	732,341	176,183	265,723
Net balance at January 1	$110,617	$74,459	$97,711

Incurred related to:
Current year	75,155	145,675	95,183
Prior years	(12,294)	(10,869)	(6,132)
Total incurred	$62,861	$134,806	$89,051
Paid related to:
Current year	51,133	66,070	64,444
Prior years	24,072	32,577	47,859
Total paid	$75,205	$98,647	$112,303

Net balance at December 31	$98,273	$110,617	$74,459
Plus: reinsurance recoverable on unpaid losses	271,948	732,341	176,183
Balance at December 31	$370,221	$842,958	$250,642

Composition of reserve for unpaid losses and LAE:
Case reserves	$120,103	$300,864	$114,652
IBNR reserves	250,118	542,094	135,990
Balance at December 31	$370,221	$842,958	$250,642

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in all three years related to prior year losses. This favorable development came as a result of re-estimating ultimate losses in each year based on historical loss trends. The loss payments made by the Company during the year ended December 31, 2023, were lower than the loss payments made during the year ended December 31, 2022, due to the settling of prior year catastrophe claims, with no similar catastrophe activity occurring in 2023. IBNR reserves and reinsurance recoverable on unpaid losses also decreased when compared to the prior period, as a result of Hurricane Ian.

12)    LONG-TERM DEBT

Long-Term Debt

The table below presents all long-term debt outstanding as of December 31, 2023 and 2022:

		Effective Interest Rate	Carrying Value at
	Maturity		December 31, 2023	December 31, 2022
Senior Notes	December 15, 2027	7.25%	$150,000	$150,000
Florida State Board of Administration Note (1)	July 1, 2026	N/A	—	—
Truist Term Note Payable (2)	May 26, 2031	N/A	—	—
Total long-term debt			$150,000	$150,000
(1) Our Florida State Board of Administration Note was held by our former subsidiary UPC and is included in discontinued operations as of December 31, 2022.
(2) Our Truist Term Note Payable was repaid in full on August 12, 2022.

At December 31, 2023, the annual maturities of our long-term debt were as follows:

Amount
2024	$—
2025	—
2026	—
2027	150,000
2028	—
Thereafter	—
Total debt	$150,000

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

Financial Covenants

Senior Notes - Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2023, while our leverage ratio was greater than the allowed ratio above, we did not incur any additional debt during the period and as a result we were in compliance with the covenants in the Senior Notes.

SBA Note - Our SBA Note required that UPC maintained either a 2:1 ratio of net written premium to surplus, or net writing ratio, or a 6:1 ratio of gross written premium to surplus, or gross writing ratio, to avoid additional interest penalties. The SBA Note agreement defined surplus for the purpose of calculating the required ratios as the $20,000,000 of capital contributed to UPC under the agreement plus the outstanding balance of the note. Should UPC have failed to exceed either a net writing ratio of 1.5:1 or a gross writing ratio of 4.5:1, UPC's interest rate would have increased by 450 basis points above the 10-year Constant Maturity Treasury rate. Any other writing ratio deficiencies resulted in an interest rate penalty of 25 basis points above the stated rate of the note. Our SBA Note further provided that the Florida State Board of Administration may, among other things, declare its loan immediately due and payable upon any default existing under the SBA Note; however, any payment is subject to approval by the insurance regulatory authority. At December 31, 2023, we no longer held the SBA Note as a result of placing UPC into receivership.

Debt Issuance Costs

The table below presents the roll forward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the years ended December 31, 2023 and 2022:

	2023	2022
Balance at January 1,	$1,645	$1,998
Additions	—	—
Amortization	(333)	(353)
Balance at December 31,	$1,312	$1,645

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in the our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulting in UPCs insolvency and demands immediate tender of our director and officer’s policy limit of $40,000,000 where we have a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. We anticipate that directors and officers will be successful in their defense; however, due to our indemnification obligation, we have accrued the policy retention amount of $1,500,000.

Commitments to fund partnership investments

We have fully funded one limited partnership investment. We have no unfunded commitments at December 31, 2023. The amount of unfunded commitments was $5,968,000 at December 31, 2022.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases and vehicles under finance leases.

The classification of operating and finance lease asset and liability balances within the Consolidated Balance Sheets was as follows:

	Financial Statement Line	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Other assets	$593	$1,278
Financing lease assets	Property and equipment, net	—	51
Total lease assets		$593	$1,329

Liabilities
Operating lease liabilities	Operating lease liability	$776	$1,689
Financing lease liabilities	Other liabilities	—	2
Total lease liabilities		$776	$1,691

The components of lease expenses were as follows:

	Years ended December 31,
	2023	2022
Operating lease expense	$777	$943
Financing lease expense:
Amortization of leased assets	9	358
Interest on lease liabilities	—	1
Short-term lease expense	—	—
Net lease expense	$786	$1,302

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
At December 31, 2023, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
2024	$597	$—	$597
2025	226	—	226
2026	11	—	11
2027	—	—	—
2028	—	—	—
Thereafter	—	—	—
Total undiscounted future minimum lease payments	834	—	834
Less: Imputed interest	(58)	—	(58)
Present value of lease liabilities	$776	$—	$776

Weighted average remaining lease term and discount rate related to operating and finance leases were as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (months)
Operating leases	17	25
Financing leases	—	9

Weighted average discount rate
Operating leases	3.30%	3.79%
Financing leases	—%	3.27%

Other cash and non-cash related activities were as follows:

	Years ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from financing leases	$—	$—

Right-of-use assets obtained in exchange for new operating lease liabilities	13	—
Right-of-use assets obtained in exchange for new financing lease liabilities	—	—

Financing lease amortization expenses are included in depreciation expense in our Consolidated Statements of Comprehensive Loss. See Note 8 for information regarding depreciation expense. See Note 12 for information regarding commitments related to long-term debt, and Note 16 for commitments related to regulatory actions.

Subleases

We previously leased and occupied office space in which we no longer operate. Effective October 1, 2022, this office space is now subleased to a third-party. This sublease is effective from October 1, 2022, through July 31, 2025, with no option to extend. As of December 31, 2023, we recognized $198,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Additionally, as a result of the sublease, we evaluated our right-of-use asset associated with the original lease for impairment, using the undiscounted cash flows from the sublease. During the year ended December 31, 2022, we recognized impairment of $175,000, which was recognized in the results of our personal lines operating segment.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of December 31, 2023, we have received $5,718,000 from the IRS related to this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recognized this gain contingency of $10,161,000 within our financial statements except for the $5,718,000 that has already been received.

We will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with our former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, we have not received data related to UPC losses that could shift AmCoastal’s commission related to these contracts unfavorably. In addition, we cannot reasonably determine how this shift will be allocated between the contracted parties. Until we receive this loss data and provide the updated calculations to both our reinsurance partners and the DFS as receiver of UPC, we are unable to estimate the impact, however, we believe a loss contingency related to these commissions may exist as of December 31, 2023.

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

The following tables summarize our allowance for expected credit losses by pooled asset for the years ended December 31, 2023 and 2022:

December 31, 2023
	December 31, 2022	Provision for expected credit losses	Write-offs	December 31, 2023
Premiums Receivable	$32	$(113)	$132	$51
Reinsurance Recoverables	333	(236)	—	97
Total	$365	$(349)	$132	$148

December 31, 2022
	December 31, 2021	Provision for expected credit losses	Write-offs	December 31, 2022
Premiums Receivable	$16	$(56)	$72	$32
Reinsurance Recoverables	58	275	—	333
Total	$74	$219	$72	$365

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

15) INCOME TAXES

The Company files a consolidated federal income tax return with all subsidiaries, including our former subsidiary, UPC.

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
Federal:
Current	$11,798	$(171)	$(2,207)
Deferred	(2,908)	18,823	(18,830)
Provision (benefit) for Federal income tax expense	8,890	18,652	(21,037)

State:
Current	3,128	1,518	1,033
Deferred	(2,562)	5,315	(3,985)
Provision (benefit) for State income tax expense	566	6,833	(2,952)
Provision (benefit) for income taxes	$9,456	$25,485	$(23,989)

Income tax expense (provision) is included in the financial statements as follows:

	Year Ended December 31,
	2023	2022	2021
Continuing operations	$9,773	$24,522	$(6,699)
Discontinued operations	(317)	963	(17,290)
Reported income tax provision (benefit)	$9,456	$25,485	$(23,989)

The actual income tax expense attributable to continuing operations differs from the expected income tax expense attributable to continuing operations computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2023		2022		2021
Expected income tax expense at federal rate	$19,314	21.0%	$(3,251)	21.0%	$(2,187)	21.0%
State tax expense, net of federal deduction benefit	2,449	2.7	(443)	2.9	(785)	7.5
Dividend received deduction	(6)	—	(24)	0.2	(10)	0.1
Non-Deductible Goodwill	—	—	2,848	(18.4)	(2)	—
Other permanent items	131	0.1	214	(1.4)	85	(0.8)
Prior period accrual adjustment	126	0.1	469	(3.0)	(1,053)	10.1
Outside basis in subsidiary	—	—	189	(1.2)	(965)	9.3
Municipal tax-exempt interest	(10)	—	(13)	0.1	(22)	0.2
Change in valuation allowance	(12,177)	(13.2)	24,426	(157.8)	(1,352)	13.0
Change in enacted tax rate	(54)	(0.1)	110	(0.7)	(576)	5.5
Change in tax credit carryforward	—	—	—	—	168	(1.6)
Other, net	—	—	(3)	—	—	—
Reported income tax expense (benefit)	$9,773	10.6%	$24,522	(158.4)%	$(6,699)	64.3%

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2023, we had net operating loss (NOL) carryforwards. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitation imposed by tax laws. There is no expiration for $2,000 of our Federal NOL carryforward. The remaining $12,191,000 of our Federal NOL carryforward expires beginning in 2041 and fully expiring by the end of 2042. Our $39,755,000 of state NOL carryforward expires beginning in 2040 and fully expiring by the end of 2042. The unused business tax credits of $1,610,000 will expire beginning in 2037 and fully expiring by the end of 2040.

The table below summarizes the significant components of our net deferred tax asset (liability):

	December 31,
	2023	2022
Deferred tax assets:
Unearned premiums	$6,571	$16,115
Unrealized loss	4,875	8,768
Tax-related discount on loss reserve	627	5,505
R&D tax credit carryforward	1,610	1,610
Other-than-temporary impairment	—	5,500
Investments	2,072	2,620
Bad debt expense	2,729	1,077
Equity compensation	582	474
Dual consolidated loss carryforward	4,745	5,958
Net operating loss carryforward	4,297	112,804
Outside basis in subsidiary	44,802	—
Other	1,427	1,541
Total pre-allowance deferred tax assets	74,337	161,972
Valuation allowance	(56,491)	(140,034)
Total deferred tax assets	17,846	21,938
Deferred tax liabilities:
Deferred acquisitions costs	(8,033)	(14,743)
Intangible assets	(2,279)	(2,823)
Prepaid expenses	(435)	(744)
Investments	(105)	(62)
Fixed assets	(1,698)	(3,743)
Total deferred tax liabilities	(12,550)	(22,115)
Net deferred tax asset (liability)	$5,296	$(177)

Net deferred tax asset (liability) is included in the financial statements as follows:

	Year Ended December 31,
	2023	2022
Continuing operations	$5,296	$(177)
Discontinued operations	—	—
Net deferred tax asset (liability)	$5,296	$(177)

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

As of December 31, 2022, the net deferred tax asset related to discontinued operations is comprised of deferred tax assets of $148,978,000, deferred tax liabilities of $26,921,000, and a valuation allowance of $122,057,000, for a net balance of $0.

We had a valuation allowance of $56,491,000 and $140,034,000 at December 31, 2023 and 2022, respectively. Of this December 31, 2022 total, $122,057,000 is attributable to discontinued operations, with the remaining balance attributable to our continuing operations. The change in valuation allowance includes a $12,177,000 decrease in valuation allowance charged to continuing operations tax expense; a $3,038,000 decrease of valuation allowance on our FAS 115 assets which is charged to other comprehensive income; a $122,057,000 decrease related to the disposal of our former subsidiary, UPC, charged to discontinued operations; a $44,802,000 increase established against the outside basis in our former subsidiary, UPC, related to the disposal which was charged to discontinued operations; and a $8,927,000 increase charged to discontinued operations for other deferred tax assets and liabilities. In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income (loss), reversals of temporary items, projected future taxable income and tax planning strategies in making this assessment.

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all tax years up to and including 2014; therefore, only the 2015 through 2023 tax years remain subject to examination by taxing authorities. During the year ended December 31, 2022, we were examined by the IRS regarding tax years 2018, 2019 and 2020. This exam was completed in 2023 and no adjustments were been proposed.

ACIC’s reinsurance subsidiaries, which are based in the Cayman Islands and Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiaries are subject to United States income tax on its worldwide income as if it were a U.S. corporation.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2023:

December 31, 2023
Balance at January 1	$666
Decrease based on tax positions related to prior years	—
Balance at December 31	$666

Included in the balance at December 31, 2023 was $666,000 of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We do not anticipate a material change in the unrecognized tax benefits over the next 12 months.

16)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Effective June 1, 2022, our insurance subsidiaries JIC and AmCoastal were merged, with AmCoastal being the surviving entity. AmCoastal is domiciled in Florida, while IIC is domiciled in New York. At December 31, 2023, and during the year then ended, AmCoastal and IIC met all regulatory requirements of the states in which they operate.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At December 31, 2023, we met these requirements. The table below details the amount of surplus as regards policyholders for each of our regulated entities at December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
AmCoastal(1)	$143,452	$77,511
IIC	22,661	26,152
Total	$166,113	$103,663
(1) AmCoastal results are inclusive of JIC as these entities were merged effective June 1, 2022.

The amount of restricted net assets of our insurance subsidiaries are:

December 31, 2023
AmCoastal(1)	84,881
IIC	20,375
(1) AmCoastal results are inclusive of JIC as these entities were merged effective June 1, 2022.

NAIC law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2023 and 2022.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

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

Our insurance subsidiaries must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders’ equity (deficit) under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the years ended December 31, 2023, 2022 and 2021.

	December 31,
	2023	2022	2021
AmCoastal (1)	$105,862	$16,516	$(34,588)
IIC	(3,448)	(2,421)	(4,292)
Total	$102,414	$14,095	$(38,880)
(1) AmCoastal results are inclusive of JIC as these entities were merged effective June 1, 2022.

17)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2023, 2022, and 2021, our contributions to the plan on behalf of the participating employees were $637,000, $1,630,000, and $1,229,000, respectively.

18)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income (loss) items within comprehensive loss on the Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive loss as a component of stockholders’ equity (deficit) on the Consolidated Balance Sheets.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

The table below details the components of accumulated other comprehensive loss at year end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2020	$12,789	$(3,096)	$9,693
Changes in net unrealized losses on investments	(17,814)	4,266	(13,548)
Reclassification adjustment for net realized gains	(3,568)	892	(2,676)
December 31, 2021	(8,593)	2,062	(6,531)
Changes in net unrealized losses on investments	(56,530)	8,053	(48,477)
Reclassification adjustment for net realized losses	32,082	(8,021)	24,061
December 31, 2022	(33,041)	2,094	(30,947)
Changes in net unrealized losses on investments	7,340	1,366	8,706
Reclassification adjustment for net realized losses	5,466	(1,366)	4,100
Impact of deconsolidation of discontinued operations	(3)	1,007	1,004
December 31, 2023	$(20,238)	$3,101	$(17,137)

19)    STOCKHOLDERS’ EQUITY (DEFICIT)

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2023		2022		2021
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$—	$—	$0.06	$2,589	$0.06	$2,582
Second Quarter	—	—	—	—	0.06	2,591
Third Quarter	—	—	—	—	0.06	2,589
Fourth Quarter	—	—	—	—	0.06	2,588

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), relating to the issuance and sale from time to time by the Company, through the Agent, of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of December 31, 2023, 3,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $829,000 and net proceeds of approximately $26,792,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time. The Company does not plan to sell additional shares under the at-the-market program during the first half of 2024.

In November 2022, ACIC paid dividends of $26,000,000 to the Company. In February 2021, IIC paid dividends of $3,500,000 to the Company.

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of December 31, 2023, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

See Note 20 for information regarding our stock-based compensation activity.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

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

The following table presents our total stock-based compensation expense:

	Year Ended
	2023	2022	2021
Employee stock-based compensation expense
Pre-tax (1)	$1,082	$1,230	$875
Post-tax (2)	855	972	691
Director stock-based compensation expense
Pre-tax (1)	174	158	310
Post-tax (2)	137	125	245
(1) This table does not include withholding of vested shares for tax liabilities, which totaled $24,000, $25,000 and $39,000 in 2023, 2022, and 2021, respectively.
(2) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $1,975,000 of unrecognized stock compensation expense at December 31, 2023 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 1.9 years. We had approximately $99,000 of unrecognized director stock-based compensation expense at December 31, 2023 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.4 years.

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

We granted 45,000, 907,907, and 292,960 shares of restricted common stock, which had a weighted-average grant date fair value of $5.25, $1.97, and $6.01 per share during the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, during the year ended December 31, 2023, the Company granted 262,933 shares of restricted common stock, with a fair value of $4.33, which are contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. Stockholders will vote on this matter at our 2024 annual meeting of stockholders.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	259,006	$10.06
Granted (1)	292,960	6.01
Less: Forfeited	122,460	8.87
Less: Vested (1)	92,910	9.99
Outstanding as of December 31, 2021	336,596	$6.99
Granted	907,907	1.97
Less: Forfeited	383,876	3.43
Less: Vested	146,388	6.00
Outstanding as of December 31, 2022	714,239	$2.73
Granted (2)	45,000	5.25
Less: Forfeited	132,259	3.16
Less: Vested	181,334	3.25
Outstanding as of December 31, 2023	445,646	$2.64
(1) Contingent shares granted during 2019, but issued and fully vested during May 2020, have been included in the 2020 granted and vested share calculations in the table above.
(2) Contingent shares granted during 2023 have been excluded from the calculations above.

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

We did not grant any stock options for the year ended December 31, 2023. We granted 635,643, and 1,054,707 stock options during the years ended December 31, 2022 and 2021, respectively, which had a weighted average grant date fair value of $1.70 and $3.86, per share, respectively. Additionally, during the year ended December 31, 2023, the Company granted 123,399 stock options, with a fair value of $3.08, which are contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. Stockholders will vote on this matter at our 2024 annual meeting of stockholders.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	144,006	$13.00	8.77	$—
Granted	1,054,707	3.86	—	—
Less: Forfeited	48,995	8.08	—	—
Less: Exercised	—	—	—	—
Less: Expired	2,503	16.25	—	—
Outstanding as of December 31, 2021	1,147,215	$4.80	9.49	$792,000

Vested as of December 31, 2021	120,638	$15.87	7.39	$—
Exercisable as of December 31, 2021	68,003	$15.85	7.39	$—

Outstanding as of December 31, 2021	1,147,215	$4.80	9.49	$792,000
Granted	635,643	1.70	—	—
Less: Forfeited	426,480	2.91	—	—
Less: Exercised	—	—	—	—
Less: Expired	105,693	6.65	—	—
Outstanding as of December 31, 2022	1,250,685	$3.71	7.66	$—

Vested as of December 31, 2022	532,797	$7.26	8.03	$—
Exercisable as of December 31, 2022	432,786	$5.25	5.10	$—

Outstanding as of December 31, 2022	1,250,685	$3.71	7.66	$—
Granted(1)	—	—	—	—
Less: Forfeited	40,000	3.46	—	—
Less: Exercised	20,000	3.46	—	—
Less: Expired	161,925	3.05	—	—
Outstanding as of December 31, 2023	1,028,760	$3.83	7.80	$6,151,000

Vested as of December 31, 2023 (2)	920,818	$4.78	7.56	$3,071,000
Exercisable as of December 31, 2023	580,568	$4.78	7.56	$3,071,000
(1) Contingent options have been excluded from the calculations in the table above.
(2) The vested shares are calculated based on all vested shares at December 31, 2023, inclusive of those that have since expired. The weighted average exercise price, weighted-average remaining contractual term and aggregate intrinsic value are calculated based on only vested shares that are outstanding and exercisable at December 31, 2023.

21)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Effective January 1, 2024, ACIC, through its wholly owned insurance subsidiary AmCoastal, renewed its AOP CAT agreement. The agreement provides up to $100 million of limit excess of $10 million per occurrence to limit our losses from catastrophe loss events other than named windstorms and earthquakes. Our wholly owned reinsurance subsidiary, UPC Re, is a participant in the AOP CAT agreement, bringing our consolidated retention to $12.25 million per occurrence.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
The cost of the agreement, excluding potential reinstatement premium, is approximately $9.9 million, a decrease of 9.24% year-over-year when risk-adjusted. Exclusive of ACIC’s retention the AOP CAT agreement provides coverage of approximately $88 million for a first event and $84 million for a second event, or $172 million in the aggregate, an aggregate increase of $71 million or 70.3% year-over-year.

In January 2024, we appointed James A. Gray, CPA as our Chief Compliance and Risk Officer. In addition, effective January 22, 2024, B. Bradford Martz, President, stepped down from his role of Chief Financial Officer to focus on his position as President. Mr. Martz held the role of Chief Financial Officer since 2012. Mr. Martz's primary responsibilities will shift to investor relations and strategic initiatives aimed at building shareholder value. Also effective January 22, 2024, the Company appointed Svetlana Castle, JD, MPA, CPA, as the Company's new Chief Financial Officer. Ms. Castle will be responsible for the finance, accounting and tax operations for the Company.

Effective February 1, 2024, ACIC, through its wholly owned insurance subsidiary AmCoastal, renewed the Excess Per Risk (“XPR”) program. The program includes up to $55 million of per building facultative limit excess of the $5 million retention, remaining consistent with expiring XPR program. The XPR program mitigates the Company’s losses from All Other Perils while excluded Named Windstorms. Named Windstorms are reinsured separately under Amcoastal’s core catastrophe reinsurance program. The Company’s wholly owned reinsurance subsidiary, UPC Re, is a participant in the XPR program, bringing the Company’s consolidated retention to $7.5 million per occurrence. The cost of the program, excluding potential reinstatement premium, is approximately $5 million, a decrease of 11.4% year-over-year.

Subsequent to December 31, 2023, we have sold 1,000,000 shares under our equity distribution agreement described in Note 19 above, resulting in commissions paid of approximately $352,000 and net proceeds of approximately $11,398,000.

AMERICAN COASTAL INSURANCE CORPORATION

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of December 31, 2023, the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under that framework, management concluded that our internal control over our financial reporting was not effective as of December 31, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not perform ongoing monitoring to ascertain whether the components of internal control are present and functioning. Specifically, given the timing of implementation of the new and or modified internal controls that were implemented in 2023 to address the material weakness identified in the second quarter, the Company did not have an opportunity to fully execute monitoring activities over the new and or modified internal controls.

Existence of Material Weakness as of March 31, 2023

During the second quarter, the Company identified a material weakness in its internal control over financial reporting related to the reporting of the discontinued operations as of March 31, 2023. Specifically, the Company’s controls over the review of significant unusual transactions, including the effects of the transactions on the preparation of the Company's tax provision were not designed effectively. The Company did not have sufficient, experienced accounting resources to effectively review the accounting for and reporting of significant, unusual transactions. As a result of the material weakness, management’s review control did not detect an error in the accounting related to the recording of the discontinued operations and as a result, net income was understated by $6.4 million. The Company restated its consolidated interim financial statements as of and for the three months ended March 31, 2023 to reflect the correction of this error.

AMERICAN COASTAL INSURANCE CORPORATION

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identification of the material weakness.

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

AMERICAN COASTAL INSURANCE CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2024 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 (the 2024 Proxy Statement).

CODE OF CONDUCT AND ETHICS

We have adopted a code of ethics (our Code of Conduct and Ethics) that applies to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer, in accordance with applicable federal securities laws. This document may be reviewed by accessing our investor relations site at investors.amcoastal.com under the “Governance Documents” tab. In addition, a copy of our Code of Conduct and Ethics will be provided without charge upon written request submitted to us via regular mail or via electronic mail to investorrelations@amcoastal.com. We intend to post notice of any waiver from, or amendment to, any provision in our Code of Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller on our website at www.amcoastal.com.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our 2024 Proxy Statement.

AMERICAN COASTAL INSURANCE CORPORATION

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

AMERICAN COASTAL INSURANCE CORPORATION

EXHIBIT INDEX

AMERICAN COASTAL INSURANCE CORPORATION

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 17, 2016, by and among United Insurance Holdings Corp., Kilimanjaro Corp., Kili LLC, RDX Holding, LLC, certain equityholders of RDX Holding, LLC party thereto and AmCo Holding Company (included as Exhibit 2.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (as amended to include the Certificate of Designations, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock of United Insurance Holdings Corp.) (included as exhibit 3.1 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

3.2	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated as of January 10, 2018 (included as exhibit 3.1 to the Form 8-K filed January 12, 2018, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (included as exhibit 3.1 to the Form 8-K filed on April 23, 2020, and incorporated herein by reference).

3.4	Certificate of Amendment to United Insurance Holdings Corp.’s Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Form 8-K filed on July 2, 2021, and incorporated herein by reference).

3.5	Second Certificate of Amendment to American Coastal Insurance Corporation’s Certificate of Incorporation (included as Exhibit 3.1 to Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

3.6	First Amendment to American Coastal Insurance Corporation’s Amended and Restated Bylaws (included as Exhibit 3.1 to Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

4.1	Specimen Common Stock Certificate (included as exhibit 4.2 to Amendment No. 1 to Post-Effective Amendment No. 1 on Form S-3 (Registration No. 333-150327), filed on December 23, 2008, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein (included as exhibit 10.4 to the Form 8-K, filed on October 12, 2007, and incorporated herein by reference).

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

AMERICAN COASTAL INSURANCE CORPORATION

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

10.19	Renewal Rights Agreement, dated as of January 18, 2021, by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C., Homeowners Choice Property & Casualty Insurance Company, Inc., and HCI Group, Inc. (included as Exhibit 10.1 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.20	Property Quota Share Reinsurance Contract, dated as of January 18, 2021 and effective as of December 31, 2020, by and between United Property and Casualty Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. (included as Exhibit 10.2 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.21	Registration Rights Agreement, dated as of January 18, 2021, by and between United Property and Casualty Insurance Company and HCI Group, Inc. (included as Exhibit 10.3 to the Form 8-K filed on January 22, 2021, and incorporated herein by reference).

10.23	Employment Agreement, dated September 1, 2021, between United Insurance Holdings Corp. and Brooke Shirazi (included as Exhibit 10.1 to the Form 8-K filed on September 1, 2021, and incorporated herein by reference.)

10.24	Renewal Rights Agreement, dated as of December 30, 2021, by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C., and Homeowners Property & Casualty Insurance Company, Inc. (included as Exhibit 10.1 to the Form 8-K filed on January 4, 2022, and incorporated herein by reference.)

AMERICAN COASTAL INSURANCE CORPORATION

10.25	Stock Re-purchase Agreement, dated as of June 30, 2022, by and among Journey Insurance Company and RJ Kiln & Co. (No. 3) Limited. (included as Exhibit 10.1 to the Form 8-K filed on July 7, 2022, and incorporated herein by reference.)

10.26	Termination Agreement, dated as of June 30, 2022, by and among United Insurance Holdings Corp., Journey Insurance Company and RJ Kiln & Co. (No. 3) Limited. (included as Exhibit 10.2 to the Form 8-K filed on July 7, 2022, and incorporated herein by reference.)

10.27	Renewal Rights Agreement, dated as of June 9, 2022, by and among United Property and Casualty Insurance Company and Wright National Flood Insurance Company. (included as Exhibit 10.1 to the Form 8-K filed on June 14, 2022, and incorporated herein by reference.)

10.28	Renewal Rights Agreement, dated as of February 1, 2023, by and among United Property and Casualty Insurance Company and Slide Insurance Company. (included as Exhibit 10.1 to the Form 8-K filed on February 6, 2023, and incorporated herein by reference.)

10.29	Asset Purchase and Services Agreement, dated as of February 1, 2023, by and among United Insurance Management, L.C. and Slide Insurance Company. (included as Exhibit 10.2 to the Form 8-K filed on February 6, 2023, and incorporated herein by reference.)

10.30	Equity Distribution Agreement, dated as of September 27, 2023, between the Company and Raymond James & Associates, Inc. (included as Exhibit 1.1 to the Form 8-K filed on September 27, 2023, and incorporated herein by reference.)

10.31	Employment Agreement, dated January 17, 2024, between American Coastal Insurance Corporation and Svetlana Castle (included as Exhibit 10.1 to the Form 8-K filed on January 18, 2023, and incorporated herein by reference.)

97	Compensation Clawback and Recoupment Policy, dated as of March 21, 2019.

Exhibit	Description

21.1	Subsidiaries of American Coastal Insurance Corporation

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Item 16. Form 10-K Summary

Not applicable.

AMERICAN COASTAL INSURANCE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORP

Date:	March 15, 2024	By:	/s/ R. Daniel Peed
		Name:	R. Daniel Peed
		Title:	Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Daniel Peed R. Daniel Peed	Chief Executive Officer and Chairman of the Board (principal executive officer and duly authorized officer)	March 15, 2024

/s/ Svetlana Castle Svetlana Castle	Chief Financial Officer (principal financial and accounting officer)	March 15, 2024

/s/ Gregory C. Branch Gregory C. Branch	Chairman Emeritus	March 15, 2024

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Lead Director	March 15, 2024

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 15, 2024

/s/ Michael R. Hogan Michael R. Hogan	Director	March 15, 2024

/s/ William H. Hood, III William H. Hood, III	Director	March 15, 2024

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 15, 2024

/s/ Patrick F. Maroney Patrick F. Maroney	Director	March 15, 2024

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 15, 2024