Form 10-Q
period 2024-03-31
AMERICAN COASTAL INSURANCE Corp
filed 2024-05-10
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
727-633-0851
(Registrant's telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☑
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of May 3, 2024, 47,828,491 shares of common stock, par value $0.0001 per share, were outstanding.

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
•the regulatory, economic and weather conditions present in Florida and New York the states in which we write business;
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
•provisions in our charter documents that may make it harder for others to obtain control of us; and
•other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this Form 10-Q.

We caution you not to rely on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $198,750 and $200,951, respectively)	$178,316	$180,703
Equity securities	6,214	—
Other investments (amortized cost of $14,121 and $16,118, respectively)	14,217	16,487
Total investments	$198,747	$197,190
Cash and cash equivalents	285,400	153,762
Restricted cash	20,309	18,070
Total cash, cash equivalents and restricted cash	$305,709	$171,832
Accrued investment income	2,534	2,104
Property and equipment, net	10,351	3,658
Premiums receivable, net (credit allowance of $53 and $51, respectively)	53,990	47,274
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $65 and $97, respectively)	257,090	341,102
Ceded unearned premiums	137,760	159,147
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	27,290	25,041
Intangible assets, net	8,511	9,323
Other assets	15,853	36,141
Assets held for disposal	—	8,095
Total Assets	$1,077,311	$1,060,383
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$279,556	$370,221
Unearned premiums	321,693	293,057
Reinsurance payable on premiums	38,387	317
Payments outstanding	1,971	2,116
Accounts payable and accrued expenses	81,725	75,284
Operating lease liability	105	776
Other liabilities	1,111	1,159
Notes payable, net	148,771	148,688
Liabilities held for disposal	—	—
Total Liabilities	$873,319	$891,618
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,011,548 and 46,989,089 issued, respectively; 47,799,465 and 46,777,006 outstanding, respectively	5	5
Additional paid-in capital	435,543	423,717
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(17,335)	(17,137)
Retained earnings (deficit)	(213,790)	(237,389)
Total Stockholders' Equity	$203,992	$168,765
Total Liabilities and Stockholders' Equity	$1,077,311	$1,060,383
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
REVENUE:
Gross premiums written	$197,458	$187,123
Change in gross unearned premiums	(28,636)	(42,647)
Gross premiums earned	168,822	144,476
Ceded premiums earned	(100,092)	(57,152)
Net premiums earned	68,730	87,324
Net investment income	4,508	2,589
Net realized investment losses	—	(83)
Net unrealized gains (losses) on equity securities	(50)	474
Other revenue	16	16
Total revenue	73,204	90,320
EXPENSES:
Losses and loss adjustment expenses	15,906	16,412
Policy acquisition costs	11,793	26,972
Operating expenses	2,809	2,168
General and administrative expenses	9,573	8,793
Interest expense	2,719	2,719
Total expenses	42,800	57,064
Income before other income	30,404	33,256
Other income	810	588
Income before income taxes	31,214	33,844
Provision for income taxes	7,615	3,477
Income from continuing operations, net of tax	$23,599	$30,367
Income from discontinued operations, net of tax	—	236,913
Net income	$23,599	$267,280
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	(198)	4,231
Reclassification adjustment for net realized investment losses	—	83
Income tax benefit related to items of other comprehensive income (loss)	—	—
Total comprehensive income	$23,401	$271,594

Weighted average shares outstanding
Basic	47,323,356	43,124,825
Diluted	48,969,550	43,574,840

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.50	$0.70
Discontinued operations	—	5.49
Total	$0.50	$6.19
Diluted
Continuing operations	$0.48	$0.70
Discontinued operations	—	5.44
Total	$0.48	$6.14
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficit)
	Number of Shares	Dollars

December 31, 2022	43,280,173	$4	$395,631	$(431)	$(30,947)	$(546,296)	$(182,039)
Net income	—	—	—	—	—	267,280	267,280
Other comprehensive income, net	—	—	—	—	4,314	—	4,314
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	1,004	(1,004)	—
Stock Compensation	(5,814)	—	335	—	—	—	335
March 31, 2023	43,274,359	$4	$395,966	$(431)	$(25,629)	$(280,020)	$89,890

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Number of Shares	Dollars

December 31, 2023	46,777,006	$5	$423,717	$(431)	$(17,137)	$(237,389)	$168,765
Net Income	—	—	—	—	—	23,599	23,599
Other comprehensive loss, net	—	—	—	—	(198)	—	(198)
Stock Compensation	22,459	—	428	—	—	—	428
Issuance of common stock	1,000,000	—	11,398	—	—	—	11,398
March 31, 2024	47,799,465	$5	$435,543	$(431)	$(17,335)	$(213,790)	$203,992

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$23,599	$267,280
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,168	2,155
Bond amortization and accretion	200	160
Net realized gains on investments	—	(1,260)
Net unrealized losses (gains) on equity securities	50	(2,554)
Provision for uncollectable premiums	(2)	5
Provision for uncollectable reinsurance recoverables	32	183
Deferred income taxes, net	(260)	15,767
Stock based compensation	428	335
Gain on sale of property and equipment	—	(422)
Fixed asset disposal	129	524
Gain on disposition of former subsidiary	—	(238,440)
Changes in operating assets and liabilities:
Accrued investment income	(430)	369
Premiums receivable	(6,714)	15,178
Reinsurance recoverable on paid and unpaid losses	83,980	289,946
Ceded unearned premiums	21,387	72,064
Deferred policy acquisition costs, net	(2,249)	(875)
Other assets	20,548	(31,630)
Unpaid losses and loss adjustment expenses	(90,665)	(278,142)
Unearned premiums	28,636	(145,540)
Reinsurance payable on premiums	38,070	(13,376)
Payments outstanding	(145)	(68,493)
Accounts payable and accrued expenses	6,441	16,440
Operating lease liability	(671)	(277)
Other liabilities	(48)	(3,561)
Net cash provided by (used in) operating activities	$124,484	$(104,164)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	1,956	178,211
Equity securities	—	24,163
Other investments	2,043	227
Purchases of:
Fixed maturities	—	(7,439)
Equity securities	(6,004)	(80)
Proceeds from sale of property and equipment	—	464
Cost of property, equipment and capitalized software acquired	—	(154)
Disposition of cash on divestiture of subsidiary	—	(232,582)
Net cash used in investing activities	$(2,005)	$(37,190)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	$11,398	$—
Net cash provided by financing activities	$11,398	$—
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified as assets held for disposal	133,877	(141,354)
Cash, cash equivalents and restricted cash at beginning of period	171,832	283,611
Cash, cash equivalents and restricted at end of period	$305,709	$142,257
Supplemental Cash Flows Information
Interest paid	$—	$—
Income taxes paid (refunded)	$(7,170)	$5,325
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

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

Our primary products are commercial and homeowners' residential property insurance. We currently offer commercial residential insurance in Florida and personal residential insurance in New York. We conduct our operations under two reportable segments, commercial residential property and casualty insurance policies (commercial lines) and personal residential property and casualty insurance policies (personal lines). Our chief operating decision maker is our President, who makes decisions to allocate resources and assesses performance at both segment levels, as well as at the corporate level.

On February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (DFS), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, are discussed in Note 3 below.

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 3, our former subsidiary, UPC, and activities related directly to supporting the business conducted by UPC qualified as discontinued operations. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

There have been no changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

(b) Pending Accounting Pronouncements

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

In the first quarter of 2023, the assets and liabilities of UPC were divested. In addition, activities provided by our entities, SCS, SLS and UIM, related directly to supporting the business conducted by UPC have been included. The remaining assets for the balance sheet as of December 31, 2023 are presented as held for disposal, and the results of UPC and activities related directly to supporting the business conducted by UPC are presented as discontinued operations for all periods presented.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
The results from discontinued operations for the three months ended March 31, 2024 and 2023 are presented below.

Results From Discontinued Operations
	Three Months Ended March 31,
	2024	2023
REVENUE:
Gross premiums written	$—	$(120,608)
Change in gross unearned premiums	—	198,154
Gross premiums earned	—	77,546
Ceded premiums earned	—	(48,203)
Net premiums earned	—	29,343
Net investment income	—	2,182
Net realized investment gains	—	1,343
Net unrealized gains on equity securities	—	2,080
Other revenue	—	2,717
Total revenue	—	37,665
EXPENSES:
Losses and loss adjustment expenses	—	35,226
Policy acquisition costs	—	(1,352)
Operating expenses	—	3,996
General and administrative expenses	—	1,284
Interest expense	—	22
Total expenses	—	39,176
Loss before other income	—	(1,511)
Other income	—	—
Loss before income taxes	—	(1,511)
Provision (benefit) for income taxes	—	16
Loss from discontinued operations, net of tax	$—	$(1,527)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $238,440,000 for the three months ended March 31, 2023. This gain was driven by the negative equity position of UPC prior to the divestiture.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

The major classes of assets and liabilities transferred as a result of the transaction as of the date of transfer are presented below.

Major Classes of Assets and Liabilities Disposed
Closing (1)
ASSETS
Fixed maturities, available-for-sale	$1,380
Equity securities	272
Other investments	12,882
Cash and cash equivalents	224,824
Restricted cash	7,758
Accrued investment income	875
Premiums receivable, net	22,733
Reinsurance recoverable on paid and unpaid losses, net	548,929
Ceded unearned premiums	75,262
Deferred policy acquisition costs, net	(89)
Other assets	51,625
Total assets	$946,451

LIABILITIES
Unpaid losses and loss adjustment expenses	$920,431
Unearned premiums	98,655
Reinsurance payable on premiums	12,612
Payments outstanding	144,238
Accounts payable and accrued expenses	1,361
Other liabilities	3,476
Notes payable, net	4,118
Total Liabilities	$1,184,891
(1) The Company divested its ownership on February 27, 2023, the date the DFS was appointed as receiver of the entity.

During the first quarter of 2024, due to a change in circumstances, the Company evaluated its capitalized software, previously classified as held for disposal at December 31, 2023. As a result of this evaluation, it was determined that the use case of the software by the Company has shifted. The Company has reclassified this asset and the associated amortization expense in the current period presented within this footnote in accordance with GAAP guidance, resulting in amortization expense for the capitalized software being captured in continuing operations prospectively. Property & equipment of $8,095,000 at December 31, 2023 was also reclassed at March 31, 2024, before current quarter amortization.

As a result of the reclassification in the first quarter of 2024, described above, the Company held no assets or liabilities for disposal at March 31, 2024. At December 31, 2023, assets held for disposal consisted of property & equipment totaling $8,095,000. There were no liabilities held for disposal at December 31, 2023. In addition, other than the item related to capitalized software noted above, there were no non-cash transactions during the three months ended March 31, 2024. During the three months ended March 31, 2023, amortization attributed to discontinued operations totaled $252,000.

4)    SEGMENT REPORTING

Commercial Lines Business

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
Our commercial lines business primarily provides commercial multi-peril property insurance for residential condominium associations and apartments in Florida, through our subsidiary AmCoastal. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

All of our commercial lines business is administered by an outside managing general underwriter, AmRisc. This includes handling the underwriting, claims processing and premium collection related to our commercial business. In return, AmRisc is reimbursed through monthly management fees.

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

Please note the following similarities pertaining to the accounting and transactions of our operating segments for the three months ended March 31, 2024 and 2023:

•Both operating segments follow the accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023;
•Neither operating segment experienced significant non-cash transactions outside of depreciation and amortization for the three months ended March 31, 2024 and 2023.

The tables below present the information for each of the reportable segment's profit or loss for the three months ended March 31, 2024 and 2023.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

	Three Months Ended March 31, 2024
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$184,601	$12,857	$—	$197,458
Change in gross unearned premiums	(24,331)	(4,305)	—	(28,636)
Gross premiums earned	160,270	8,552	—	168,822
Ceded premiums earned	(97,639)	(2,453)	—	(100,092)
Net premiums earned	62,631	6,099	—	68,730
Net investment income	3,468	772	268	4,508
Net realized investment losses	—	—	—	—
Net unrealized losses on equity securities	(50)	—	—	(50)
Other revenue	—	16	—	16
Total revenues	66,049	6,887	268	73,204
EXPENSES:
Losses and loss adjustment expenses	11,553	4,353	—	15,906
Policy acquisition costs	12,181	(388)	—	11,793
Operating expenses	2,187	536	86	2,809
General and administrative expenses	7,333	2,090	150	9,573
Interest expense	—	—	2,719	2,719
Total expenses	33,254	6,591	2,955	42,800
Income (loss) before other income	32,795	296	(2,687)	30,404
Other income (loss)	—	810	—	810
Income (loss) before income taxes	$32,795	$1,106	(2,687)	31,214
Provision for income taxes			7,615	7,615
Net income (loss)			$(10,302)	$23,599

Loss ratio, net (2) (3)	18.4%	71.4%		23.1%
Expense ratio (2) (4)	34.6%	36.7%		35.2%
Combined ratio (2) (5)	53.0%	108.1%		58.3%
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

	Three Months Ended March 31, 2023
	Commercial	Personal (1)	Adjustments	Consolidated
REVENUE:
Gross premiums written	$176,641	$10,482	$—	$187,123
Change in gross unearned premiums	(44,607)	1,960	—	(42,647)
Gross premiums earned	132,034	12,442	—	144,476
Ceded premiums earned	(53,374)	(3,778)	—	(57,152)
Net premiums earned	78,660	8,664	—	87,324
Net investment income	1,786	782	21	2,589
Net realized investment losses	(83)	—	—	(83)
Net unrealized losses on equity securities	473	—	1	474
Other revenue	—	16	—	16
Total revenues	80,836	9,462	22	90,320
EXPENSES:
Losses and loss adjustment expenses	13,901	2,511	—	16,412
Policy acquisition costs	25,166	1,806	—	26,972
Operating expenses	96	1,948	124	2,168
General and administrative expenses	2,754	5,907	132	8,793
Interest expense	—	—	2,719	2,719
Total expenses	41,917	12,172	2,975	57,064
Income (loss) before other income	38,919	(2,710)	(2,953)	33,256
Other income	—	803	(215)	588
Income (loss) before income taxes	$38,919	$(1,907)	(3,168)	33,844
Provision for income taxes			3,477	3,477
Net income (loss)			$(6,645)	$30,367

Loss ratio, net (2) (3)	17.7%	29.0%		18.9%
Expense ratio (2) (4)	35.6%	111.5%		43.4%
Combined ratio (2) (5)	53.3%	140.5%		62.3%
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

Depreciation and amortization related to our commercial lines operating segment totaled $812,000 and $812,000 for the three months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization related to our personal lines operating segment totaled $1,273,000 and $1,007,000 for the three months ended March 31, 2024 and 2023, respectively.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
The tables below present the segment assets as of March 31, 2024 and December 31, 2023.

Assets by Segment as of
	Commercial	Personal	Adjustments	Total
March 31, 2024	$903,446	$103,947	$69,918	$1,077,311
December 31, 2023	896,159	85,099	71,030	1,052,288

5)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at March 31, 2024 and December 31, 2023:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
U.S. government and agency securities	$27,494	$—	$198	$27,296
Foreign government	—	—	—	—
States, municipalities and political subdivisions	25,806	—	2,529	23,277
Public utilities	5,632	—	504	5,128
Corporate securities	70,027	8	8,562	61,473
Mortgage-backed securities	52,627	—	7,187	45,440
Asset-backed securities	17,164	3	1,465	15,702
Total fixed maturities	$198,750	$11	$20,445	$178,316

December 31, 2023
U.S. government and agency securities	$27,489	$11	$68	$27,432
States, municipalities and political subdivisions	26,336	9	2,480	23,865
Public utilities	5,645	—	511	5,134
Corporate securities	70,197	20	8,368	61,849
Mortgage-backed securities	53,619	—	7,309	46,310
Asset-backed securities	17,665	9	1,561	16,113
Total fixed maturities	$200,951	$49	$20,297	$180,703

Equity securities are summarized as follows:

	March 31, 2024		December 31, 2023
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$6,214	100.0%	$—	—%

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

When the Company sells investments, the Company calculates the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three months ended March 31, 2024 and 2023, respectively:

	2024		2023
	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)
Three Months Ended March 31,
Fixed maturities	$—	$1,957	$4	$5,292
Short-term investments	—	—	—	126
Other investments	—	2,000	—	—
Total realized gains	—	3,957	4	5,418
Fixed maturities	—	—	(87)	(41)
Total realized losses	—	—	(87)	(41)
Net realized investment gains (losses)	$—	$3,957	$(83)	$5,377
(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes our fixed maturities at March 31, 2024 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2024
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$12,395	6.2%	$12,284	6.9%
Due after one year through five years	62,890	31.6	59,194	33.2
Due after five years through ten years	51,157	25.7	43,629	24.5
Due after ten years	2,517	1.3	2,067	1.2
Asset and mortgage-backed securities	69,791	35.2	61,142	34.2
Total	$198,750	100.0%	$178,316	100.0%

The following table summarizes our net investment income by major investment category:

	Three Months Ended March 31,
	2024	2023
Fixed maturities	$1,281	$1,272
Equity securities	13	81
Cash and cash equivalents	3,122	1,304
Other investments	155	6
Investment income	4,571	2,663
Investment expenses	(63)	(74)
Net investment income	$4,508	$2,589

Portfolio monitoring

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
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

During the three months ended March 31, 2024, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at March 31, 2024. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
March 31, 2024
U.S. government and agency securities	14	$131	$25,867	2	$67	$1,428
States, municipalities and political subdivisions	5	39	2,508	44	2,490	20,519
Public utilities	—	—	—	12	504	5,128
Corporate securities	1	2	598	136	8,560	60,311
Mortgage-backed securities	2	29	783	114	7,158	43,756
Asset-backed securities	3	12	1,136	43	1,453	13,844
Total fixed maturities	25	$213	$30,892	351	$20,232	$144,986

December 31, 2023
U.S. government and agency securities	9	$14	$19,943	2	$54	$1,430
States, municipalities and political subdivisions	4	12	2,052	44	2,468	20,571
Public utilities	—	—	—	12	511	5,134
Corporate securities	3	27	1,255	133	8,341	59,419
Mortgage-backed securities	2	14	807	117	7,295	45,502
Asset-backed securities	4	6	1,354	43	1,555	14,074
Total fixed maturities	22	$73	$25,411	351	$20,224	$146,130
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2024 and December 31, 2023. Changes in interest rates subsequent to March 31, 2024 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2024 and December 31, 2023:

	Total	Level 1	Level 2	Level 3
March 31, 2024
U.S. government and agency securities	$27,296	$—	$27,296	$—
Foreign government	—	—	—	—
States, municipalities and political subdivisions	23,277	—	23,277	—
Public utilities	5,128	—	5,128	—
Corporate securities	61,473	—	61,473	—
Mortgage-backed securities	45,440	—	45,440	—
Asset-backed securities	15,702	—	15,702	—
Total fixed maturities	178,316	—	178,316	—
Mutual funds	6,214	6,214	—	—
Total equity securities	6,214	6,214	—	—
Other investments (1)	14,037	—	14,037	—
Total investments	$198,567	$6,214	$192,353	$—

December 31, 2023
U.S. government and agency securities	$27,432	$—	$27,432	$—
States, municipalities and political subdivisions	23,865	—	23,865	—
Public utilities	5,134	—	5,134	—
Corporate securities	61,849	—	61,849	—
Mortgage-backed securities	46,310	—	46,310	—
Asset-backed securities	16,113	—	16,113	—
Total fixed maturities	180,703	—	180,703	—
Mutual Funds	—	—	—	—
Total equity securities	—	—	—	—
Other investments (1)	14,004	—	14,004	—
Total investments	$194,707	$—	$194,707	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at March 31, 2024 and December 31, 2023.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2024 and December 31, 2023, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of our senior notes approximate fair value as the interest rates and terms are variable.

We are responsible for the determination of fair value and the supporting assumptions and methodologies. We have implemented a system of processes and controls designed to provide assurance that our assets and liabilities are appropriately valued. For fair values received from third parties, our processes are designed to provide assurance that the valuation

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended March 31, 2024, we transferred no investments between levels.

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

The information presented in the table below is as of March 31, 2024:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2024
Limited partnership investments (1)	$62	$118	$—	$180
Short-term investments	14,059	2	24	14,037
Total other investments	$14,121	$120	$24	$14,217
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

The following table presents the components of restricted assets:

	March 31, 2024	December 31, 2023
Trust funds	$19,677	$17,439
Cash on deposit (regulatory deposits)	632	631
Total restricted cash	$20,309	$18,070

In addition to the cash held on deposit described above, we also have securities on deposit with regulators, which are presented within our Fixed Maturities or Other Investments lines on the Unaudited Condensed Balance Sheets, dependent upon if they are short-term or long-term in nature. The table below shows the carrying value of those securities held on deposit with regulators.

	March 31, 2024	December 31, 2023
Invested assets on deposit (regulatory deposits)	$1,495	$1,495

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

6)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three month periods ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) attributable to ACIC common stockholders	$23,599	$267,280

Denominator:
Weighted-average shares outstanding	47,323,356	43,124,825
Effect of dilutive securities	1,646,194	450,015
Weighted-average diluted shares	48,969,550	43,574,840

Earnings available to ACIC common stockholders per share
Basic	$0.50	$6.19
Diluted	$0.48	$6.14

See Note 17 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Computer hardware and software	$15,873	$7,925
Office furniture and equipment	705	748
Leasehold improvements	—	311
Total, at cost	16,578	8,984
Less: accumulated depreciation and amortization	(6,227)	(5,326)
Property and equipment, net	$10,351	$3,658

Depreciation and amortization expense under property and equipment was $1,273,000 for the three months ended March 31, 2024. During the three months ended March 31, 2024, we moved capitalized software from discontinued operations to continuing operations to align with the Company's use of the system in the current year. Please see Note 3 for more detail. Depreciation and amortization expense under property and equipment was $1,008,000 for the three months ended March 31, 2023. During the three months ended March 31, 2024, we sold or disposed of leasehold improvements totaling $311,000. The accumulated depreciation on these improvements totaled $232,000 at the time of disposal. We disposed of computer hardware and software totaling $147,000. The accumulated depreciation on these systems totaled $98,000 at the time of disposal. In addition, we disposed of office furniture totaling $43,000. The accumulated depreciation on the office furniture totaled $41,000 at the time of disposal. During the year ended December 31, 2023, we sold or disposed of leased vehicles totaling $1,069,000.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
The accumulated depreciation on these vehicles totaled $1,038,000 at the time of disposal. We realized a net gain on this disposal of $559,000. We disposed of computer hardware and software totaling $1,061,000. The accumulated depreciation on these systems totaled $379,000 at the time of disposal. In addition, we disposed of office furniture totaling $749,000 during the period. Accumulated depreciation at the time of this disposal totaled $702,000. Our depreciation and amortization expense under property and equipment can be attributed fully to our personal lines operating segment for these periods. These gains (losses) are reflected within "Other income" on the Unaudited Condensed Consolidated Statements of Comprehensive Income.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at March 31, 2024 and December 31, 2023 was $59,476,000.

No impairment in the value of goodwill was recognized during the three month period ended March 31, 2024.

Goodwill allocated to our commercial lines reporting unit was $59,476,000 at March 31, 2024 and December 31, 2023. There was no goodwill allocated to our personal lines reporting unit at March 31, 2024 and December 31, 2023.

There was no goodwill acquired or disposed of during the three month periods ended March 31, 2024 and 2023. Accumulated impairment related to goodwill was $10,156,000 at March 31, 2024 and December 31, 2023. Accumulated impairment can be attributed to our personal lines segment.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Intangible assets subject to amortization	$7,313	$8,125
Indefinite-lived intangible assets(1)	1,198	1,198
Total	$8,511	$9,323
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2024
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	3.0	34,661	(27,348)	7,313
Trade names acquired	—	6,381	(6,381)	—
Total		$83,830	$(76,517)	$7,313

December 31, 2023
Value of business acquired	—	$42,788	$(42,788)	$—
Agency agreements acquired	3.3	34,661	(26,738)	7,923
Trade names acquired	0.3	6,381	(6,179)	202
Total		$83,830	$(75,705)	$8,125

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2024 and 2023. However, during the three months ended March 31, 2023, we disposed of intangible assets totaling $200,000.

Amortization expense of our intangible assets was $812,000 for both the three months ended March 31, 2024 and 2023.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2024 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2024	$1,829
2025	2,438
2026	2,438
2027	608
2028	—
2029	—

9)    REINSURANCE

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

Our catastrophe reinsurance coverage consists of three separate placements:

1.AmCoastal’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms and earthquakes;

2.AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes; and

3.IIC’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which provides protection from all catastrophe losses.

This reinsurance protection is an essential part of our catastrophe risk management strategy. It is intended to provide our stockholders with an acceptable return on the risks assumed by our insurance entities, and to reduce the variability of earnings, while providing surplus protection. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability. In the event one or more of our reinsurers fail to fulfill their obligation, the surplus of our statutory entities may decline, and we may not be able to fulfill our obligation to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. Additionally, we face the risk that actual losses incurred from one or more catastrophic events may be above the modeled expected loss, resulting in losses exceeding our reinsurance coverage, which may result in a decline in surplus, and as a result we may not be able to fulfill our obligations to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. The details of our programs and the likelihood of a catastrophic event exceeding these three coverages are outlined below.

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,100,000,000 for a first occurrence and $1,300,000,000 in the aggregate. Under this program, our retention on a first and second event is $10,000,000 each, plus $2,250,000 retained separately by our captive. AmCoastal’s program

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
provides sufficient coverage for a 1-in-150-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.7% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $172,000,000 in the aggregate. This agreement provides sufficient coverage for a 1-in-450-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.2%.

IIC’s core catastrophe reinsurance program provides coverage up to an exhaustion point of approximately $82,000,000 in the aggregate, with a retention of $3,000,000 per occurrence. Based on IIC’s PML, the program provides sufficient coverage for a 1-in-130-year return period, indicating the probability of a single occurrence exceeding protection purchased is no more than 0.8%. IIC’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%.

Effective December 15, 2023, we agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of our other private reinsurers. This transaction resulted in additional expense of approximately $6,300,000 for the year ended December 31, 2023, and a reduction in expense of approximately $9,400,000 during the three months ended March 31, 2024.

The table below outlines our quota share agreements in effect for the three months ended March 31, 2024 and 2023. The impacts of these quota share agreements on the financial statements of our former subsidiary, UPC, are included in discontinued operations.

Reinsurer	Companies in Scope	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2023 - 06/01/2024	40% (1)	Florida
External third-party	UPC, FSIC & AmCoastal	06/01/2022 - 06/01/2023	10% (1)	Florida, Louisiana, Texas
TypTap	UPC	06/01/2022 - 06/01/2023	100% (2)	Georgia, North Carolina, South Carolina
(1) This treaty provides coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides ground- up protection, effectively reducing our retention for catastrophe losses.
(2) This treaty provided coverage on our in-force, new and renewal policies until these states were transitioned to HCPCI or TypTap upon renewal.

Reinsurance recoverable at the balance sheet dates consists of the following:

	March 31,	December 31,
	2024	2023
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$193,949	$271,948
Reinsurance recoverable on paid losses and loss adjustment expenses	63,141	69,154
Reinsurance recoverable (1)	$257,090	$341,102
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 13.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

10) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported (IBNR) claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the three months ended March 31, 2024 and 2023 on a GAAP basis:

	March 31,
	2024	2023
Balance at January 1	$370,221	$842,958
Less: reinsurance recoverable on unpaid losses	271,948	732,254
Net balance at January 1	$98,273	$110,704

Incurred related to:
Current year	16,337	19,577
Prior years	(432)	(3,165)
Total incurred	$15,905	$16,412
Paid related to:
Current year	10,702	10,654
Prior years	17,869	14,108
Total paid	$28,571	$24,762

Net balance at March 31	$85,607	$102,354
Plus: reinsurance recoverable on unpaid losses	193,949	646,011
Balance at March 31	$279,556	$748,365

Composition of reserve for unpaid losses and LAE:
Case reserves	$97,944	$284,679
IBNR reserves	181,612	463,686
Balance at March 31	$279,556	$748,365

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2023, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in both 2024 and 2023 related to prior year losses. This favorable development came as a result of re-estimating ultimate losses in 2024 and 2023 based on historical loss trends. The loss payments made by the Company during the three months ended March 31, 2024, were higher than the loss payments made during the three months ended March 31, 2023, due to the settling of prior year catastrophe claims. Current year loss payments remained relatively flat. Case and IBNR reserves and reinsurance recoverable on unpaid losses also decreased when compared to the prior period as a result of the continued settlement of prior year claims with no similar losses in 2023 or the current year.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

11)    LONG-TERM DEBT

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

Financial Covenants

Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2023, while our leverage ratio was greater than the allowed ratio above, we did not incur any additional indebtedness during the period and as a result, we were in compliance with the covenants in the Senior Notes.

Debt Issuance Costs

The table below presents the roll forward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the three months ended March 31, 2024 and 2023:

	2024	2023
Balance at January 1,	$1,312	$1,645
Amortization	(83)	(83)
Balance at March 31,	$1,229	$1,562

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPCs insolvency and demands immediate tender of our director and officer’s policy limit of $40,000,000 where we have a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to our indemnification obligation, during 2023, we accrued the policy retention amount of $1,500,000. This claim remains open as of March 31, 2024.

Commitments to fund partnership investments

We have fully funded one limited partnership investment. We have no unfunded commitments at March 31, 2024 and December 31, 2023.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases.

The classification of operating and lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Other assets	$97	$593
Total lease assets		$97	$593

Liabilities
Operating lease liabilities	Operating lease liability	$105	$776
Total lease liabilities		$105	$776

The components of lease expenses were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$97	$222
Financing lease expense:
Amortization of leased assets	—	7
Net lease expense	$97	$229

At March 31, 2024, future minimum gross lease payments relating to these non-cancellable operating lease agreements were as follows:

March 31, 2024
Remaining in 2024	$59
2025	49
2026	8
2027	—
Total undiscounted future minimum lease payments	116
Less: Imputed interest	(11)
Present value of lease liabilities	$105

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
Weighted average remaining lease term and discount rate related to operating leases were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (months)	20	17
Weighted average discount rate	3.47%	3.30%

There were no other cash or non-cash related activities during the three months ended March 31, 2024 and 2023.

Capital lease amortization expenses are included in depreciation expense in our Unaudited Condensed Consolidated Statements of Comprehensive Income. See Note 7 of these Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding depreciation expense, Note 11 for information regarding commitments related to long-term debt, and Note 14 for information regarding commitments related to regulatory actions.

Subleases

We previously leased and occupied office space in which we no longer operate. Effective October 1, 2022, this office space was subleased to a third-party. The sublease was effective from October 1, 2022 through July 31, 2025, with no option to extend. However, on February 29, 2024, this sublease was cancelled as a part of an agreement to terminate the original lease associated with the office space. During the three months ended March 31, 2024, we recognized $33,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of March 31, 2024, we have received $5,718,000 from the IRS related to this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recognized this gain contingency of $10,161,000 within our financial statements except for the $5,718,000 that has already been received.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with our former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, we have not received data related to UPC losses that could unfavorably shift AmCoastal’s commission related to these contracts. In addition, we cannot reasonably determine how this shift will be allocated between the contracted parties. Until we receive this loss data and provide the updated calculations to both our reinsurance partners and the DFS, as receiver of UPC, we are unable to estimate the impact, however, we believe a loss contingency related to these commissions may exist as of March 31, 2024.

We will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

13)    ALLOWANCE FOR EXPECTED CREDIT LOSSES
We are exposed to credit losses primarily through three different pools of assets based on similar risk characteristics: premiums receivable for direct written business; reinsurance recoverables from ceded losses to our reinsurers; and our investment holdings. We estimate the expected credit losses based on historical trends, credit ratings assigned to reinsurers by rating agencies, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts over its expected life. Changes in the relevant information may significantly affect the estimates of expected credit losses.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
The allowance for credit losses is deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

The following tables summarize our allowance for expected credit losses by pooled asset for the three months ended March 31, 2024 and 2023, respectively:

March 31, 2024	December 31, 2023	Provision for expected credit losses	Write-offs	March 31, 2024
Premiums Receivable	$51	$(16)	$18	$53
Reinsurance Recoverables	97	(32)	—	65
Total	$148	$(48)	$18	$118

March 31, 2023	December 31, 2022	Provision for expected credit losses	Write-offs	March 31, 2023
Premiums Receivable	$32	$(34)	$29	$27
Reinsurance Recoverables	333	(183)	—	150
Total	$365	$(217)	$29	$177

14)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled in Florida, while IIC is domiciled in New York. At March 31, 2024, and during the three months then ended, AmCoastal and IIC met all regulatory requirements of the states in which they operate.

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

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders'

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
equity under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
AmCoastal	24,929	18,230
IIC	(305)	(2,203)
Total	$24,624	$16,027

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At March 31, 2024, we met these requirements. The table below details the amount of surplus as regards policyholders for each of our regulated entities at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
AmCoastal	170,607	143,452
IIC	22,423	22,661
Total	$193,030	$166,113

15)    ACCUMULATED OTHER COMPREHENSIVE LOSS

We report changes in other comprehensive income (loss) items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2023	$(20,238)	$3,101	$(17,137)
Changes in net unrealized losses on investments	(198)	—	(198)
Reclassification adjustment for realized losses	—	—	—
March 31, 2024	$(20,436)	$3,101	$(17,335)

16)    STOCKHOLDERS' EQUITY

Our Board of Directors declared no dividends on our outstanding shares of common stock to stockholders of record during 2023 or 2024.

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of March 31, 2024, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of March 31, 2024, 4,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time. The Company does not plan to sell additional shares under the at-the-market program to which this Agreement relates during the first half of 2024.

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

The following table presents our total stock-based compensation expense:

	Three Months Ended March 31,
	2024	2023
Employee stock-based compensation expense
Pre-tax	$369	$309
Post-tax (1)	292	244
Director stock-based compensation expense
Pre-tax	59	26
Post-tax (1)	47	21
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $1,886,000 of unrecognized stock compensation expense at March 31, 2024 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 1.7 years. We had approximately $41,000 of unrecognized director stock-based compensation expense at March 31, 2024 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.2 years.

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

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2022 and 2021 awards.

We granted 30,000 shares of restricted common stock during the three months ended March 31, 2024, which had a weighted-average grant date fair value of $9.46. We did not grant shares of restricted common stock during the three months ended March 31, 2023.

The following table presents certain information related to the activity of our non-vested restricted common stock grants:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023(1)	445,646	$2.64
Granted	30,000	9.46
Less: Forfeited	856	3.59
Less: Vested	32,233	4.36
Outstanding as of March 31, 2024	442,557	$2.98
(1) Contingent shares granted during 2023 have been excluded from the calculations above.

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2024	2023
Expected annual dividend yield	—%	—%
Expected volatility	—%	80.84%
Risk-free interest rate	—%	3.44%
Expected term	N/A	6 years

The expected annual dividend yield for our options granted during 2024 and 2023 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

We did not grant any stock options for the three months ended March 31, 2024 and 2023.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Outstanding as of December 31, 2023(1)	1,028,760	$3.83	7.80	$6,151,000
Granted	—	—	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of March 31, 2024	1,028,760	$3.83	7.55	$7,368,000

Vested as of March 31, 2024(2)	920,818	$4.78	7.31	$3,736,000
Exercisable as of March 31, 2024	580,568	$4.78	7.31	$3,736,000
(1) Contingent options granted during 2023 have been excluded from the calculations above.
(2) The vested shares are calculated based on all vested shares at March 31, 2024, inclusive of those that have since expired. The weighted average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value is calculated based on only vested shares that are outstanding and exercisable at March 31, 2024.
(3) Presented in ones.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
18)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Effective April 17, 2024, the Company secured $200 million dollars of excess of loss reinsurance limit related to its AmCoastal core catastrophe reinsurance program for 2024-2025. This limit attaches to AmCoastal's reinsurance coverage at $275 million and was obtained through 10.25% catastrophe bonds issued by Armor Re II Ltd., a Bermuda-domiciled special purpose insurer.

On May 9, 2024, the Company signed definitive agreements with Forza Insurance Holdings, LLC ("Forza") in which the Company will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. Closing is subject to the approval of the New York Department of Financial Services. Concurrently, IIC and SageSure entered into a Program Administrator Agreement and Claims Services Agreement on May 9, 2024. Under the terms of these service agreements, SageSure will provide policy administration, underwriting and claims administration services on behalf of IIC.

AMERICAN COASTAL INSURANCE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

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

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including AmCoastal, in April 2017 and IIC in April 2016.

Our policies in-force decreased by 3.2% from 23,473 policies in-force at March 31, 2023 to 22,733 policies in-force at March 31, 2024. For more information regarding the concentration of our policies in force, please see the results of operations section below.

As of October 6, 2023, we were seeking a buyer for IIC to complete our exit from the personal lines business and expect the sale price to be the book value of the entity. The Company entered into a non-binding term sheet on October 6, 2023 for the sale of IIC whereby the buyer will acquire 100% of the issued and outstanding common stock of Interboro in exchange for a cash purchase price equal to the GAAP book value of IIC at the time of closing, subject to negotiating and entering into definitive documents containing customary terms and conditions and obtaining regulatory approval(s). The following discussion highlights significant factors influencing the consolidated financial position and results of operations of American Coastal Insurance Corporation. In evaluating our results of operations, we use premiums written and earned, policies in-force and new and renewal policies by geographic concentration. We also consider the impact of catastrophe losses and prior year development on our loss ratios, expense ratios and combined ratios. In monitoring our investments, we use credit quality, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification and portfolio duration. To evaluate our financial condition, we consider our liquidity, financial strength, ratings, book value per share and return on equity.

AMERICAN COASTAL INSURANCE CORPORATION

2024 Highlights

	Three Months Ended March 31,
	2024	2023

Gross premiums written	$197,458	$187,123
Gross premiums earned	168,822	144,476
Net premiums earned	68,730	87,324
Total revenues	73,204	90,320
Income from continuing operations, net of tax	23,599	30,367
Income from discontinued operations, net of tax	—	236,913
Consolidated net income	23,599	267,280
Net income available to ACIC stockholders per diluted share
Continuing Operations	$0.48	$0.70
Discontinued Operations	—	5.44
Total	$0.48	$6.14

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets and goodwill impairment	$812	$812
Less: Income from discontinued operations, net of tax	—	236,913
Less: Realized losses on investment portfolio	—	(83)
Less: Unrealized gains (losses) on equity securities	(50)	474
Less: Net tax impact (1)	181	88
Core income (2)	24,280	30,700
Core income per diluted share(2)	$0.50	$0.70

Book value per share	$4.27	$2.08
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

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income

	Three Months Ended March 31,
	2024	2023
REVENUE:
Gross premiums written	$197,458	$187,123
Change in gross unearned premiums	(28,636)	(42,647)
Gross premiums earned	168,822	144,476
Ceded premiums earned	(100,092)	(57,152)
Net premiums earned	68,730	87,324
Net investment income	4,508	2,589
Net realized investment losses	—	(83)
Net unrealized gains (losses) on equity securities	(50)	474
Other revenue	16	16
Total revenue	73,204	90,320
EXPENSES:
Losses and loss adjustment expenses	15,906	16,412
Policy acquisition costs	11,793	26,972
Operating expenses	2,809	2,168
General and administrative expenses	9,573	8,793
Interest expense	2,719	2,719
Total expenses	42,800	57,064
Income before other income	30,404	33,256
Other income	810	588
Income before income taxes	31,214	33,844
Provision for income taxes	7,615	3,477
Net income from continuing operations, net of tax	$23,599	$30,367
Income from discontinued operations, net of tax	—	236,913
Net income	$23,599	$267,280
Earnings available to ACIC common stockholders per diluted share	$0.48	$6.14
Book value per share	$4.27	$2.08
Return on equity based on GAAP net income	67.7%	NM
Loss ratio, net (1)	23.1%	18.9%
Expense ratio (2)	35.2%	43.4%
Combined ratio (3)	58.3%	62.3%
Effect of current year catastrophe losses on combined ratio	1.1%	3.0%
Effect of prior year development on combined ratio	(0.6)%	(3.6)%
Underlying combined ratio (4)	57.8%	63.0%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2024, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2023. We have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2024 COMPARED TO DECEMBER 31, 2023

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $504,456,000 at March 31, 2024, compared to $369,022,000 at December 31, 2023.

The following table summarizes our investments, by type:

	March 31, 2024		December 31, 2023
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$27,296	5.4%	$27,432	7.4%
States, municipalities and political subdivisions	23,277	4.6%	23,865	6.5%
Public utilities	5,128	1.0%	5,134	1.4%
Corporate securities	61,473	12.3%	61,849	16.7%
Mortgage-backed securities	45,440	9.0%	46,310	12.5%
Asset-backed securities	15,702	3.1%	16,113	4.4%
Total fixed maturities	178,316	35.4%	180,703	48.9%
Mutual funds	6,214	1.2%	—	—%
Total equity securities	6,214	1.2%	—	—%
Other investments	14,217	2.8%	16,487	4.5%
Total investments	198,747	39.4%	197,190	53.4%
Cash and cash equivalents	285,400	56.6%	153,762	41.7%
Restricted cash	20,309	4.0%	18,070	4.9%
Total cash, cash equivalents, restricted cash and investments	$504,456	100.0%	$369,022	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at March 31, 2024 and December 31, 2023 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings as of March 31, 2024 consist of mutual funds. We held no equities as of December 31, 2023. At March 31, 2024, approximately 83.1% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 16.9% were corporate bonds rated “BBB” or "BB".

AMERICAN COASTAL INSURANCE CORPORATION

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

Our catastrophe reinsurance coverage consists of three separate placements:

1.AmCoastal’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms and earthquakes;

2.AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes; and

3.IIC’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which provides protection from all catastrophe losses.

This reinsurance protection is an essential part of our catastrophe risk management strategy. It is intended to provide our stockholders with an acceptable return on the risks assumed by our insurance entities, and to reduce the variability of earnings, while providing surplus protection. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability. In the event one or more of our reinsurers fail to fulfill their obligation, the surplus of our statutory entities may decline, and we may not be able to fulfill our obligation to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. Additionally, we face the risk that actual losses incurred from one or more catastrophic events may be above the modeled expected loss resulting in losses exceeding our reinsurance coverage, which may result in a decline in surplus, and as a result we may not be able to fulfill our obligations to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. The details of our programs and the likelihood of a catastrophic event exceeding these three coverages are outlined below.

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

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $172,000,000 in the aggregate. This agreement provides sufficient coverage for a 1-in-450-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.2%.

IIC’s core catastrophe reinsurance program provides coverage up to an exhaustion point of approximately $82,000,000 in the aggregate, with a retention of $3,000,000 per occurrence. Based on IIC’s PML, the program provides sufficient coverage for a 1-in-130-year return period, indicating the probability of a single occurrence exceeding protection purchased is no more than 0.8%. IIC’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%.

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

AMERICAN COASTAL INSURANCE CORPORATION

The table below outlines our quota share agreements in effect for the three months ended March 31, 2024 and 2023.

Reinsurer	Companies in Scope	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2023 - 06/01/2024	40% (1)	Florida
External third-party	UPC, FSIC & AmCoastal	06/01/2022 - 06/01/2023	10% (1)	Florida, Louisiana, Texas
TypTap	UPC	06/01/2022 - 06/01/2023	100% (2)	Georgia, North Carolina, South Carolina
(1) This treaty provides coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides ground- up protection effectively reducing our retention for catastrophe losses.
(2) This treaty provided coverage on our in-force, new and renewal policies until these states were transitioned to HCPCI or TypTap upon renewal.

Reinsurance costs as a percentage of gross earned premium during the three month periods ended March 31, 2024 and 2023 were as follows:

	2024	2023
Three Months Ended March 31,
Non-at-Risk	(0.3)%	(0.5)%
Quota Share	(29.8)%	(6.1)%
All Other	(29.2)%	(33.0)%
Total Ceding Ratio	(59.3)%	(39.6)%

Reinsurance costs as a percent of gross earned premium for our personal residential property and casualty insurance policies (personal lines) and commercial residential property and casualty insurance policies (commercial lines) operating segments during the three month periods ended March 31, 2024 and 2023 were as follows:

	Personal		Commercial
	2024	2023	2024	2023
Three Months Ended March 31,
Non-at-Risk	(2.7)%	(1.6)%	(0.2)%	(0.4)%
Quota Share	—%	—%	(31.5)%	(6.7)%
All Other	(26.1)%	(28.8)%	(29.2)%	(33.3)%
Total Ceding Ratio	(28.8)%	(30.4)%	(60.9)%	(40.4)%

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

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

AMERICAN COASTAL INSURANCE CORPORATION

	Three Months Ended March 31,
	2024	2023
Quota Share	$(58,094)	$(12,243)
Excess-of-loss	(19,829)	(19,295)
Equipment, identity theft, and cyber security	(783)	(820)
Ceded premiums written	$(78,706)	$(32,358)
Change in ceded unearned premiums	(21,386)	(24,794)
Ceded premiums earned	$(100,092)	$(57,152)

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for our personal lines and commercial lines operating segments can be seen in the tables below. These values can be reconciled to the table above.

Commercial Lines Operating Segment Impact

	Three Months Ended March 31,
	2024	2023
Quota Share	$(58,094)	$(12,243)
Excess-of-loss	(19,322)	(18,300)
Equipment, identity theft, and cyber security	(481)	(530)
Ceded premiums written	$(77,897)	$(31,073)
Change in ceded unearned premiums	(19,742)	(22,301)
Ceded premiums earned	$(97,639)	$(53,374)

Personal Lines Operating Segment

	Three Months Ended March 31,
	2024	2023
Excess-of-loss	(507)	(995)
Equipment, identity theft, and cyber security	(302)	(290)
Ceded premiums written	$(809)	$(1,285)
Change in ceded unearned premiums	(1,644)	(2,493)
Ceded premiums earned	$(2,453)	$(3,778)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	2024			2023
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	6	754	1.1%	3	2,615	3.0%
Total	6	$754	1.1%	3	$2,615	3.0%
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

Commercial Lines Operating Segment

	2024			2023
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	2	211	0.3%	1	2,097	2.7%
Total	2	$211	0.3%	1	$2,097	2.7%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

Personal Lines Operating Segment

	2024			2023
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	5	543	8.9%	3	518	6.0%
Total	5	$543	8.9%	3	$518	6.0%
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

Unpaid losses and LAE totaled $279,556,000 and $370,221,000 as of March 31, 2024 and December 31, 2023, respectively. Of this total, $258,379,000 and $347,738,000, respectively, is related to our commercial lines operating segment. The remaining $21,177,000 and $22,483,000, respectively, is related to our personal lines operating segment. On a consolidated basis, this balance has decreased from year end as we continue to settle claims related to Hurricane Ian which made landfall in the third quarter of 2022.

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

AMERICAN COASTAL INSURANCE CORPORATION

See Note 10 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our losses and loss adjustments.

Discontinued Operations

On February 10, 2023, we announced that a solvent run-off for UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the DFS, which divested our ownership of UPC. As a result, UPC, as well as the activities related directly to supporting the business conducted by UPC, qualifies as a discontinued operation. For more information regarding the results of our discontinued operations, see Note 3 in our Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2024 AND 2023

Net income attributable to ACIC for the three months ended March 31, 2024 decreased $243,681,000, or 91.2%, to $23,599,000 from $267,280,000 for the same period in 2023. Of this income, $23,599,000 is attributable to continuing operations for the three months ended March 31, 2024, a decrease of $6,768,000 from $30,367,000 for the same period in 2023. Drivers of net income from continuing operations during 2024 include increased gross premiums earned and decreased expenses driven by decreases in policy acquisition costs and losses and LAE incurred, partially offset by lower revenues as the result of higher ceded premiums earned. During the first quarter of 2024, none of our net income was attributable to discontinued operations, compared to $236,913,000 of net income attributable to discontinued operations in 2023.

Revenue

Our gross written premiums increased $10,335,000, or 5.5%, to $197,458,000 for the three months ended March 31, 2024 from $187,123,000 for the same period in 2023. This increase was driven primarily by an increase in our commercial premiums written in Florida, as we continue to focus on our commercial book of business. In addition, we saw an increase in written premiums across our personal lines business, due primarily to rate increases. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by state and gross written premium by line of business are shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2024	2023	Change
Direct Written and Assumed Premium by State (1)
Florida	$184,601	$176,611	$7,990
New York	12,857	10,482	2,375
Texas	—	(9)	9
Total direct written premium by region	197,458	187,084	10,374
Assumed premium (2)	—	39	(39)
Total gross written premium by region	$197,458	$187,123	$10,335

Gross Written Premium by Line of Business
Commercial property	184,601	176,641	7,960
Personal property	$12,857	$10,482	$2,375
Total gross written premium by line of business	$197,458	$187,123	$10,335
(1) We are no longer writing in Texas as of May 31, 2022.
(2) Assumed premium written for 2023 and 2024 primarily included commercial property business assumed from unaffiliated insurers.

	Three Months Ended March 31,
New and Renewal Policies (1) By State	2024	2023	Change
Florida	1,062	1,157	(95)
New York	6,611	6,137	474
Total	7,673	7,294	379

AMERICAN COASTAL INSURANCE CORPORATION

(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

Expenses

Expenses for the three months ended March 31, 2024 decreased $14,264,000, or 25.0%, to $42,800,000 from $57,064,000 for the same period in 2023. The decrease in expenses was primarily due to a decrease in policy acquisition costs quarter-over-quarter. This was partially offset by increased operating and administrative costs quarter-over-quarter. The details of these changes can be seen below.

	Three Months Ended March 31,
	2024	2023	Change
Net loss and LAE	$15,906	$16,412	$(506)
% of Gross earned premiums	9.4%	11.5%	(2.1) pts
% of Net earned premiums	23.1%	18.9%	4.2 pts
Less:
Current year catastrophe losses	$754	$2,615	$(1,861)
Prior year reserve (favorable) development	(432)	(3,165)	2,733
Underlying loss and LAE (1)	$15,584	$16,962	$(1,378)
% of Gross earned premiums	9.2%	11.7%	(2.5) pts
% of Net earned premiums	22.7%	19.4%	3.3 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended March 31,
	2024	2023	Change
Policy acquisition costs	$11,793	$26,972	$(15,179)
Operating and underwriting	2,809	2,168	641
General and administrative	9,573	8,793	780
Total operating expenses	$24,175	$37,933	$(13,758)
% of Gross earned premiums	14.3%	26.3%	(12.0) pts
% of Net earned premiums	35.2%	43.4%	(8.2) pts

Loss and LAE decreased $506,000, or 3.1%, to $15,906,000 for the three months ended March 31, 2024 from $16,412,000 for the same period in 2023. Loss and LAE expense as a percentage of net earned premiums increased 4.2 points to 23.1% for the three months ended March 31, 2024, compared to 18.9% for the same period in 2023. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the three months ended March 31, 2024 was 9.2%, a decrease of 2.5 points from 11.7% during the three months ended March 31, 2023.

Policy acquisition costs decreased $15,179,000, or 56.3%, to $11,793,000 for the three months ended March 31, 2024 from $26,972,000 for the same period in 2023. The primary driver of the decrease was an increase in ceding commission income of $17,321,000, driven by our commercial lines quota share coverage effective June 1, 2023. This was partially offset by an increase in external management fees incurred of $1,599,000 and premium taxes of $556,000 related primarily to our increased commercial lines gross written premium during 2024.

Operating expenses increased $641,000, or 29.6%, to $2,809,000 for the three months ended March 31, 2024 from $2,168,000 for the same period in 2023, primarily due to increased underwriting costs quarter-over-quarter totaling $1,120,000. This was partially offset by decreased overhead costs such as rent, printing, postage and utilities totaling $328,000 as a result of cost saving initiatives implemented.

General and administrative expenses increased $780,000, or 8.9%, to $9,573,000 for the three months ended March 31, 2024 from $8,793,000 for the same period in 2023 driven increased external legal and audit fees in 2024 totaling $707,000.

AMERICAN COASTAL INSURANCE CORPORATION

Commercial Lines Operating Segment Results

Pretax earnings attributable to our commercial lines operating segment for the three months ended March 31, 2024 decreased $6,124,000, or 15.7%, to pre-tax income of $32,795,000 from pre-tax income of $38,919,000 for the same period in 2023. The change in earnings was primarily driven by increased ceded premiums, driven by changes in our quota share contracts effective June 1, 2023, increased general and administrative expenses and increased operating expenses, the details of which are described below. This was partially offset by increased gross premiums earned quarter-over-quarter as we continue to focus on our specialty commercial lines underwriting.

Revenue

Our gross written premiums attributable to our commercial lines operating segment increased $7,960,000, or 4.5%, to $184,601,000 for the three months ended March 31, 2024 from $176,641,000 for the same period in 2023. This increase was driven by our continued focus on our specialty commercial lines underwriting. The breakdown of the commercial lines operating segment year-over-year changes in both direct written and assumed premiums by state are shown in the table below.

($ in thousands)	Three Months Ended March 31,
	2024	2023	Change
Direct Written and Assumed Premium by State (1)
Florida	$184,601	$176,611	$7,990
Texas	—	(9)	9
Total direct written premium by region	184,601	176,602	7,999
Assumed premium (2)	—	39	(39)
Total gross written premium by region	$184,601	$176,641	$7,960
(1) We are no longer writing in Texas as of May 31, 2022.
(2) Assumed premium written for 2024 and 2023 is primarily commercial property business assumed from unaffiliated insurers.

	Three Months Ended March 31,
New and Renewal Policies(1) by State	2024	2023	Change
Florida	1,062	1,157	(95)
Total	1,062	1,157	(95)
(1) Only includes new and renewal commercial policies written during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our commercial lines operating segment for the three months ended March 31, 2024 decreased $8,663,000, or 20.7%, to $33,254,000 from $41,917,000 for the same period in 2023. The decrease in expenses was primarily due to a decrease in policy acquisition costs and loss and LAE incurred. This was partially offset by increased operating and administrative costs. The details of these changes quarter-over-quarter can be seen below.

The calculations of our commercial lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2024	2023	Change
Net loss and LAE	$11,553	$13,901	$(2,348)
% of Gross earned premiums	7.2%	10.5%	(3.3) pts
% of Net earned premiums	18.4%	17.7%	0.7 pts
Less:
Current year catastrophe losses	$211	$2,097	$(1,886)
Prior year reserve (favorable) development	(54)	(2,770)	2,716
Underlying loss and LAE (1)	$11,396	$14,574	$(3,178)
% of Gross earned premiums	7.1%	11.0%	(3.9) pts
% of Net earned premiums	18.2%	18.5%	(0.3) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our commercial lines operating segment expense ratios are shown below.

	Three Months Ended March 31,
	2024	2023	Change
Policy acquisition costs	$12,181	$25,166	$(12,985)
Operating and underwriting	2,187	96	2,091
General and administrative	7,333	2,754	4,579
Total Operating Expenses	$21,701	$28,016	$(6,315)
% of Gross earned premiums	13.5%	21.2%	(7.7) pts
% of Net earned premiums	34.6%	35.6%	(1.0) pts

Loss and LAE attributable to our commercial lines operating segment decreased by $2,348,000, or 16.9%, to $11,553,000 for the three months ended March 31, 2024 from $13,901,000 for the same period in 2023. Loss and LAE expense as a percentage of net earned premiums increased 0.7 points to 18.4% for the three months ended March 31, 2024 compared to 17.7% for the same period in 2023. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the three months ended March 31, 2024 would have been 7.1%, a decrease of 3.9 points from 11.0% during the same period in 2023.

Policy acquisition costs attributable to our commercial lines operating segment decreased by $12,985,000, or 51.6%, to $12,181,000 for the three months ended March 31, 2024 from $25,166,000 for the same period in 2023, driven by a $17,311,000 increase in ceding commission income related to our quota share agreements effective June 1, 2023. This was partially offset by an $3,823,000 increase in external management fees and commissions and a $509,000 increase in premium tax expense, all as a result of increased gross written premiums quarter-over-quarter.

Operating and underwriting expenses attributable to our commercial lines operating segment increased by $2,091,000, or 2,178.1%, to $2,187,000 for the three months ended March 31, 2024 from $96,000 for the same period in 2023, driven by a $1,050,000 increase in underwriting expenses and a $1,041,000 increase in allocation of overhead expenses in 2024.

General and administrative expenses attributable to our commercial lines operating segment increased by $4,579,000, or 166.3%, to $7,333,000 for the three months ended 2024 from $2,754,000 for the same period in 2023, driven by a $2,728,000 increase in allocated salaries and a $1,777,000 increase in allocated external fees such as legal, audit, actuarial and tax services provided during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Personal Lines Operating Segment Results

Pretax earnings attributable to our personal lines operating segment for the three months ended March 31, 2024 increased $3,013,000, or 158.0%, to pre-tax income of $1,106,000 from a pre-tax loss of $1,907,000 for the same period in 2023. The change in pretax earnings was primarily driven by a decrease in expenses, the details of which are described below. These decreases were partially offset by a decrease in net premiums earned quarter-over-quarter and increased losses and LAE, driven by increased non-catastrophe losses quarter-over-quarter.

Revenue

Our gross written premiums attributable to our personal lines operating segment increased $2,375,000 or 22.7%, to $12,857,000 for the three months ended March 31, 2024 from $10,482,000 for the same period in 2023. This increase was driven primarily by rate increases on our personal lines book of business. The change in personal lines written premiums and new and renewal policies of the personal lines operating segment quarter-over-quarter can be seen below.

($ in thousands)	Three Months Ended March 31,
	2024	2023	Change

Direct Written Premium	$12,857	$10,482	$2,375
Total gross written premium	$12,857	$10,482	$2,375

New and Renewal Policies (1)	6,611	6,137	474
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to our personal lines operating segment for the three months ended March 31, 2024 decreased $5,581,000, or 45.9%, to $6,591,000 from $12,172,000 for the same period in 2023. The decrease in expenses is attributable to a decrease in policy acquisition costs, operating and administrative costs, the details of which are described below. These decreases were partially offset by increased loss and LAE incurred, driven by increased non-catastrophe losses.

The calculations of our personal lines operating segment loss ratios and underlying loss ratios are shown below.

	Three Months Ended March 31,
	2024	2023	Change
Net loss and LAE	$4,353	$2,511	$1,842
% of Gross earned premiums	50.9%	20.2%	30.7 pts
% of Net earned premiums	71.4%	29.0%	42.4 pts
Less:
Current year catastrophe losses	$543	$518	$25
Prior year reserve (favorable) development	(378)	(395)	17
Underlying loss and LAE (1)	$4,188	$2,388	$1,800
% of Gross earned premiums	49.0%	19.2%	29.8 pts
% of Net earned premiums	68.7%	27.5%	41.2 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to Net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our personal lines operating segment expense ratios are shown below.

	Three Months Ended March 31,
	2024	2023	Change
Policy acquisition costs	$(388)	$1,806	$(2,194)
Operating and underwriting	536	1,948	(1,412)
General and administrative	2,090	5,907	(3,817)
Total Operating Expenses	$2,238	$9,661	$(7,423)
% of Gross earned premiums	26.2%	77.6%	(51.4) pts
% of Net earned premiums	36.7%	111.5%	(74.8) pts

Loss and LAE attributable to our personal lines operating segment increased by $1,842,000, or 73.4%, to $4,353,000 for the three months ended March 31, 2024 from $2,511,000 for the same period in 2023. Loss and LAE expense as a percentage of net earned premiums increased 42.4 points to 71.4% for the three months ended March 31, 2024, compared to 29.0% for the same period in 2023. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the three months ended March 31, 2024 would have been 49.0%, an increase of 29.8 points from 19.2% for the same period in 2023.

Policy acquisition costs attributable to our personal lines operating segment decreased by $2,194,000, or 121.5%, to $(388,000) for the three months ended March 31, 2024 from $1,806,000 for the same period in 2023, primarily due to a $2,214,000 decrease in agent commission expense in 2024, driven by the collection of previously unearned agent commissions.

Operating and underwriting expenses attributable to our personal lines operating segment decreased by $1,412,000, or 72.5%, to $536,000 for the three months ended March 31, 2024 from $1,948,000 for the same period in 2023, due to decreased allocation of investments in technology of $1,070,000. We also experienced decreased operating costs such as utilities, printing and postage of $375,000 quarter-over-quarter.

General and administrative expenses attributable to our personal lines operating segment decreased $3,817,000, or 64.6%, to $2,090,000 for the three months ended March 31, 2024 from $5,907,000 for the same period in 2023, driven by a $3,363,000 decrease in allocated salaries and a $586,000 decrease in allocated external fees such as legal, audit, actuarial and tax services provided during the year.

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

During the three months ended March 31, 2024, the Company made a capital contribution of $1,265,000 to its reinsurance subsidiary, UPC Re. We may make future contributions of capital to our insurance subsidiaries as circumstances require. The Company made no capital contributions to its subsidiaries during the three months ended March 31, 2023.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of March 31, 2024, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time. The Company does not plan to sell additional shares under the at-the-market program to which this Agreement relates during the first half of 2024.

Cash Flows for the three months ended March 31, 2024 and 2023 (in millions)

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

During the three months ended March 31, 2024, we experienced cash inflows of $124,484,000 compared to cash outflows of $104,164,000 during the three months ended March 31, 2023. This change was driven by normal business operations, such as premium collections. Claims payments were offset by reinsurance recovery collections, with the net outflow from these activities totaling approximately $6,685,000. In addition, during the first quarter of 2023, we disposed of UPC, resulting in a gain on disposal adjustment of $238,440,000. There was no similar transaction in 2024.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the three months ended March 31, 2024, net purchases of investments totaled $2,005,000 compared to net sales of investments of $195,082,000 during the three months ended March 31, 2023. These net sales in 2023 were offset by the disposition of $232,582,000 in cash related to the receivership of UPC.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the three months ended March 31, 2024, cash provided by financing activities totaled $11,398,000, compared to no cash used in financing activities for the three months ended March 31, 2023. The increase in inflow in 2024 can be attributed to the proceeds received from the issuance of our common stock under our at the market program described above.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2024, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rate risk related to changes in interest rates in our fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of our fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2023.

We held no equity securities as of December 31, 2023. During the first quarter of 2024, we began investing in equity securities. As of March 31, 2024, our equity portfolio consists of mutual funds totaling $6,214,000. We had no other material changes in our market risk during the three months ended March 31, 2024.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Existence of Material Weakness as of March 31, 2023

During the second quarter of 2023, the Company identified a material weakness in its internal control over financial reporting related to the reporting of the discontinued operations as of March 31, 2023. Specifically, the Company’s controls over the review of significant unusual transactions, including the effects of the transactions on the preparation of the Company's tax provision were not designed effectively. The Company did not have sufficient, experienced accounting resources to effectively review the accounting for and reporting of significant, unusual transactions. As a result of the material weakness, management’s review control did not detect an error in the accounting related to the recording of the discontinued operations and as a result, net income was understated by $6.4 million. In 2023, the Company restated its consolidated interim financial statements as of and for the three months ended March 31, 2023 to reflect the correction of this error.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPCs insolvency and demands immediate tender of our director and officer’s policy limit of $40,000,000 where we have a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to our indemnification obligation, during 2023 we accrued the policy retention amount of $1,500,000. This claim remains open as of March 31, 2024.

AMERICAN COASTAL INSURANCE CORPORATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below.

The insurance industry is heavily regulated and further restrictive regulation may reduce our profitability and limit our growth.

The insurance industry is extensively regulated and supervised. Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders, and other investors. This regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company's business. We are subject to comprehensive regulation and supervision by state insurance departments in New York and Florida, the states in which our insurance subsidiaries are domiciled, as well as all states in which they are licensed. The regulations of each state are unique and complex and subject to change, and certain states may have regulations that conflict with the regulations of other states in which we operate. As a result, we are subject to the risk that compliance with the regulations in one state may not result in compliance with the regulations in another state.

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

State statutes and administrative rules generally require each insurance company to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system. Failure to comply with such requirements may materially affect the operations, management or financial condition of the insurers. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and other financial and non-financial components of an insurer’s business. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. For example, the Florida Office of Insurance Regulation (the “Office”) notified our subsidiary, American Coastal Insurance Company and its officers and directors, that it was required to show why those officers and directors were not a substantial contributing cause of the insolvency of our former subsidiary, United Property & Casualty Insurance Company, pursuant to section 624.4073 Fla. Stat., which prohibits officers and directors of insolvent insurers from serving as officers or directors of another insurer unless that officer or director demonstrates that their actions or omissions were not a significant contributing cause of the insolvency. We have been in discussions with the Office and continue working with the Office on this issue. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

10.1	Employment Agreement, dated January 17, 2024, between American Coastal Insurance Corporation and Svetlana Castle (included as Exhibit 10.1 to the Form 8-K filed on January 18, 2024 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

AMERICAN COASTAL INSURANCE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORPORATION

May 10, 2024	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

May 10, 2024	By:	/s/ Svetlana Castle
Svetlana Castle, Chief Financial Officer (principal financial officer and principal accounting officer)