Form 10-Q
period 2024-06-30
AMERICAN COASTAL INSURANCE Corp
filed 2024-08-08
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of August 5, 2024, 48,145,582 shares of common stock, par value $0.0001 per share, were outstanding.

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

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $281,782 and $155,686, respectively)	$264,446	$138,387
Equity securities	15,429	—
Other investments (amortized cost of $31,192 and $16,118, respectively)	31,116	16,487
Total investments	$310,991	$154,874
Cash and cash equivalents	229,431	138,930
Restricted cash	32,158	18,070
Total cash, cash equivalents and restricted cash	$261,589	$157,000
Accrued investment income	4,722	1,767
Property and equipment, net	9,096	3,658
Premiums receivable, net (credit allowance of $49 and $49, respectively)	52,873	45,924
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $51 and $97, respectively)	206,436	340,820
Ceded unearned premiums	260,852	155,301
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	51,423	21,149
Intangible assets, net	7,127	8,548
Other assets	12,995	36,718
Assets held for sale	73,705	77,143
Total Assets	$1,311,285	$1,062,378
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$211,433	$347,738
Unearned premiums	374,487	276,157
Reinsurance payable on premiums	226,508	—
Payments outstanding	580	706
Accounts payable and accrued expenses	75,530	74,783
Operating lease liability	67	739
Other liabilities	713	672
Notes payable, net	148,854	148,688
Liabilities held for sale	50,040	44,130
Total Liabilities	$1,088,212	$893,613
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,344,453 and 46,989,089 issued, respectively; 48,132,370 and 46,777,006 outstanding, respectively	5	5
Additional paid-in capital	436,383	423,717
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(19,149)	(17,137)
Retained earnings (deficit)	(193,735)	(237,389)
Total Stockholders' Equity	$223,073	$168,765
Total Liabilities and Stockholders' Equity	$1,311,285	$1,062,378
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUE:
Gross premiums written	$229,449	$236,822	$414,050	$413,463
Change in gross unearned premiums	(73,999)	(86,985)	(98,330)	(125,651)
Gross premiums earned	155,450	149,837	315,720	287,812
Ceded premiums earned	(92,069)	(71,823)	(189,708)	(125,157)
Net premiums earned	63,381	78,014	126,012	162,655
Net investment income	5,347	2,095	9,364	4,138
Net realized investment losses	(121)	(6,708)	(121)	(6,791)
Net unrealized gains (losses) on equity securities	49	141	(1)	615
Total revenue	68,656	73,542	135,254	160,617
EXPENSES:
Losses and loss adjustment expenses	15,277	16,245	27,751	30,146
Policy acquisition costs	13,939	23,526	23,534	48,692
Operating expenses	2,040	3,046	4,377	4,881
General and administrative expenses	9,898	6,414	18,813	15,025
Interest expense	3,426	2,719	6,145	5,438
Total expenses	44,580	51,950	80,620	104,182
Income before other income	24,076	21,592	54,634	56,435
Other income	811	806	1,621	1,394
Income before income taxes	24,887	22,398	56,255	57,829
Provision for income taxes	5,814	1,154	13,473	5,020
Income from continuing operations, net of tax	$19,073	$21,244	$42,782	$52,809
Income (loss) from discontinued operations, net of tax	(19)	(3,465)	(129)	232,250
Net income	19,054	17,779	$42,653	$285,059
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	73	(2,168)	(125)	2,063
Reclassification adjustment for net realized investment losses	121	6,725	121	6,808
Income tax benefit related to items of other comprehensive income (loss)	—	—	—	—
Total comprehensive income	$19,248	$22,336	$42,649	$293,930

Weighted average shares outstanding
Basic	47,821,115	43,229,416	47,572,236	43,178,758
Diluted	49,398,463	43,805,217	49,162,233	43,690,435

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.40	$0.49	$0.90	$1.22
Discontinued operations	—	(0.08)	—	5.37
Total	$0.40	$0.41	$0.90	$6.59
Diluted
Continuing operations	$0.39	$0.49	$0.87	$1.21
Discontinued operations	—	(0.08)	—	5.31
Total	$0.39	$0.41	$0.87	$6.52
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC
	Number of Shares	Dollars

March 31, 2023	43,274,359	$4	$395,966	$(431)	$(25,629)	$(280,020)	$89,890
Net income	—	—	—	—	—	17,779	17,779
Other comprehensive income, net	—	—	—	—	4,557	—	4,557
Stock Compensation	132,127	—	170	—	—	—	170
June 30, 2023	43,406,486	$4	$396,136	$(431)	$(21,072)	$(262,241)	$112,396

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC
	Number of Shares	Dollars

March 31, 2024	47,799,465	$5	$435,543	$(431)	$(17,335)	$(213,790)	$203,992
Net Income	—	—	—	—	—	19,054	19,054
Other comprehensive loss, net	—	—	—	—	194	—	194
Stock Compensation	297,905	—	780	—	—	—	780
Issuance of common stock, including exercise of stock options	35,000	—	60	—	—	—	60
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	(2,008)	1,001	(1,007)
June 30, 2024	48,132,370	$5	$436,383	$(431)	$(19,149)	$(193,735)	$223,073

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficit)
	Number of Shares	Dollars

December 31, 2022	43,280,173	$4	$395,631	$(431)	$(30,947)	$(546,296)	$(182,039)
Net income	—	—	—	—	—	285,059	285,059
Other comprehensive income, net	—	—	—	—	8,871	—	8,871
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	1,004	(1,004)	—
Stock Compensation	126,313	—	505	—	—	—	505
June 30, 2023	43,406,486	$4	$396,136	$(431)	$(21,072)	$(262,241)	$112,396

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Number of Shares	Dollars

December 31, 2023	46,777,006	$5	$423,717	$(431)	$(17,137)	$(237,389)	$168,765
Net Income	—	—	—	—	—	42,653	42,653
Other comprehensive loss, net	—	—	—	—	(4)	—	(4)
Stock Compensation	320,364	—	1,208	—	—	—	1,208
Issuance of common stock, including exercise of stock options	1,035,000	—	11,458	—	—	—	11,458
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	(2,008)	1,001	(1,007)
June 30, 2024	48,132,370	$5	$436,383	$(431)	$(19,149)	$(193,735)	$223,073

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$42,653	$285,059
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,115	4,281
Bond amortization and accretion	405	499
Net realized losses on investments	175	5,464
Net unrealized losses (gains) on equity securities	1	(2,694)
Provision for uncollectable premiums	—	4
Provision for uncollectable reinsurance recoverables	46	164
Deferred income taxes, net	(4,769)	3,310
Stock based compensation	1,208	505
Gain on sale of property and equipment	—	(559)
Fixed asset disposal	129	953
Gain on disposition of former subsidiary	(1,007)	(238,440)
Changes in operating assets and liabilities:
Accrued investment income	(2,955)	555
Premiums receivable	(7,178)	7,648
Reinsurance recoverable on paid and unpaid losses	134,331	423,501
Ceded unearned premiums	(109,130)	(191,910)
Deferred policy acquisition costs, net	(29,937)	24,201
Other assets	26,372	(49,699)
Unpaid losses and loss adjustment expenses	(137,873)	(491,831)
Unearned premiums	99,880	(59,854)
Reinsurance payable on premiums	233,259	93,378
Payments outstanding	845	(53,287)
Accounts payable and accrued expenses	668	21,837
Operating lease liability	(689)	(517)
Other liabilities	337	(15,391)
Net cash provided by (used in) operating activities	$250,886	$(232,823)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	7,283	230,424
Equity securities	—	40,322
Other investments	7,088	500
Purchases of:
Fixed maturities	(130,121)	(11,786)
Equity securities	(14,995)	35
Other investments	(22,069)	(759)
Proceeds from sale of property and equipment	—	599
Cost of property, equipment and capitalized software acquired	—	(273)
Disposition of cash on divestiture of subsidiary	—	(232,582)
Net cash used in investing activities	$(152,814)	$26,480
FINANCING ACTIVITIES
Proceeds from issuance of common stock, including exercise of stock options	$11,458	$—
Net cash provided by financing activities	$11,458	$—
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified as assets held for sale	109,530	(206,343)
Cash, cash equivalents and restricted cash at beginning of period	171,832	283,611
Cash, cash equivalents and restricted at end of period	$281,362	$77,268
Supplemental Cash Flows Information
Interest paid	$5,438	$5,438
Income taxes paid (refunded)	$(6,564)	$614
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

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

On May 9, 2024, the Company entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC ("Forza") in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholders' equity on the closing date. Closing is subject to customary closing conditions, including New York Department of Financial Services ("NYDFS") approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. As a result, IIC results of operations and assets and liabilities are captured within discontinued operations and are discussed in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements below.

On February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (DFS), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, are discussed in Note 3 below.

Our primary products are commercial and homeowners' residential property insurance. We currently offer commercial residential insurance in Florida and personal residential insurance in New York. As a result of the Sale Agreement described above and resulting in classification of IIC as discontinued operations, the remaining activity captured within continuing operations supports only our commercial residential insurance offerings. Given this fact pattern, as of June 30, 2024, we conduct our operations under one reportable segment. Our chief operating decision maker is our President.

(b)Consolidation and Presentation

We prepare our unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). We have condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. We include all of our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 3, our subsidiary, IIC, and our former subsidiary, UPC, and activities related directly to supporting the business conducted by UPC qualified as discontinued operations. Our unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
June 30, 2024
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

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

As described in Note 1, during the second quarter of 2024, the Company entered into the Sale Agreement with Forza in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The activities related directly to supporting the business conducted by IIC were evaluated for qualification as discontinued operations. The results of operations of business are reported as discontinued operations when the disposal represents a strategic shift that will have a major effect on the entity's operations and financial results. When a business is identified for discontinued operations reporting:

•Results for prior periods are retroactively reclassified as discontinued operations;
•Results of operations are reported in a single line, net of tax, in the Unaudited Condensed Consolidated Statements of Comprehensive Income; and
•Assets and liabilities are reported as held for disposal in the Unaudited Condensed Consolidated Balance Sheets

Additional details by major classification of operating results and financial position are included in Note 3.

There have been no other changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

(b) Pending Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segments Disclosures. This update requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that the disclosure requirements in ASC 280 are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. We do not intend to elect to early adopt and are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

3)    DISCONTINUED OPERATIONS

On May 9, 2024, the Company entered into the Sale Agreement with Forza in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholders' equity on the closing date. Closing is subject to customary closing conditions, including NYDFS approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

The results from IIC's discontinued operations for the three and six months ended June 30, 2024 and 2023 are presented below.

IIC Results From Discontinued Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE:
Gross premiums written	$6,002	$7,063	$18,859	$17,545
Change in gross unearned premiums	2,756	1,299	(1,549)	(2,682)
Gross premiums earned	8,758	8,362	17,310	14,863
Ceded premiums earned	(2,316)	(3,207)	(4,769)	(7,025)
Net premiums earned	6,442	5,155	12,541	7,838
Net investment income	533	597	1,024	1,143
Net realized investment losses	(53)	(17)	(53)	(17)
Other revenue	15	18	31	34
Total revenue	6,937	5,753	13,543	8,998
EXPENSES:
Losses and loss adjustment expenses	5,887	4,670	9,319	7,181
Policy acquisition costs	1,984	2,019	4,182	3,825
Operating expenses	291	228	763	561
General and administrative expenses	134	169	792	351
Total expenses	8,296	7,086	15,056	11,918
Loss before income taxes	(1,359)	(1,333)	(1,513)	(2,920)
Provision (benefit) for income taxes (1)	(1,340)	(441)	(1,384)	(830)
Loss from discontinued operations, net of tax	$(19)	$(892)	$(129)	$(2,090)
(1) Includes $1,007,000 in tax benefit related to discontinued operations outside of IIC stand-alone results.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
The major classes of IIC assets and liabilities as of June 30, 2024 and December 31, 2023 are presented below.

IIC Major Classes of Assets and Liabilities Disposed
	June 30, 2024	December 31, 2023
ASSETS
Fixed maturities, available-for-sale	$38,428	$42,316
Cash and cash equivalents	19,773	14,832
Accrued investment income	337	337
Premiums receivable, net	1,579	1,350
Reinsurance recoverable on paid and unpaid losses, net	289	282
Ceded unearned premiums	7,425	3,846
Deferred policy acquisition costs, net	3,555	3,892
Intangible assets, net	775	775
Other assets	1,544	1,418
Total assets	$73,705	$69,048

LIABILITIES
Unpaid losses and loss adjustment expenses	$20,915	$22,483
Unearned premiums	18,450	16,900
Reinsurance payable on premiums	7,069	2,312
Payments outstanding	2,380	1,410
Accounts payable and accrued expenses	423	501
Operating lease liability	20	37
Other liabilities	783	487
Total Liabilities	$50,040	$44,130

On August 25, 2022, we announced that our former subsidiary, UPC, had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entailed non-renewing personal lines policies in these states. Additionally, we announced that Demotech, an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the FLOIR issued Consent Order No. 303643-22- CO that provided for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provided formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely, driven by Hurricane Ian losses which exhausted UPC's reinsurance coverage. On February 27, 2023, UPC was placed into receivership with the DFS which divested our ownership of UPC.

In the first quarter of 2023, the assets and liabilities of UPC were divested. In addition, activities provided by our entities, SCS, SLS and UIM, related directly to supporting the business conducted by UPC were included. The remaining assets for the balance sheet as of December 31, 2023 are presented as held for disposal, and the results of UPC and activities related directly to supporting the business conducted by UPC are presented as discontinued operations for all periods.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
The results from UPC's discontinued operations, including the supporting activities provided by SCS, SLS and UIM for the three and six months ended June 30, 2024 and 2023 are presented below.

UPC Results From Discontinued Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE:
Gross premiums written	$—	$—	$—	$(120,608)
Change in gross unearned premiums	—	—	—	198,154
Gross premiums earned	—	—	—	77,546
Ceded premiums earned	—	—	—	(48,203)
Net premiums earned	—	—	—	29,343
Net investment income	—	—	—	2,182
Net realized investment gains	—	—	—	1,343
Net unrealized gains on equity securities	—	—	—	2,080
Other revenue	—	—	—	2,717
Total revenue	—	—	—	37,665
EXPENSES:
Losses and loss adjustment expenses	—	1,191	—	36,417
Policy acquisition costs	—	(170)	—	(1,522)
Operating expenses	—	507	—	4,503
General and administrative expenses	—	1,275	—	2,559
Interest expense	—	—	—	22
Total expenses	—	2,803	—	41,979
Loss before income taxes	—	(2,803)	—	(4,314)
Provision (benefit) for income taxes	—	(230)	—	(214)
Loss from discontinued operations, net of tax	$—	$(2,573)	$—	$(4,100)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $238,440,000 for the three months ended March 31, 2023. This gain was driven by the negative equity position of UPC prior to the divestiture.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
The major classes of assets and liabilities transferred as a result of the UPC transaction as of the date of transfer are presented below.

UPC Major Classes of Assets and Liabilities Disposed
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

During the first quarter of 2024, due to a change in the fact pattern, the Company evaluated its capitalized software, previously classified as held for disposal at December 31, 2023. As a result of this evaluation, it was determined that the use case of the software by the Company has shifted. The Company has reclassified this asset and the associated amortization expense in the current period presented within this footnote in accordance with GAAP guidance, resulting in amortization expense for the capitalized software being captured in continuing operations prospectively. Property & equipment of $8,095,000 at December 31, 2023 was also reclassed at March 31, 2024, before current quarter amortization.

In addition, other than the item related to capitalized software noted above, there were no non-cash transactions during the six months ended June 30, 2024. During the three and six months ended June 30, 2023, amortization attributed to discontinued operations totaled $236,000 and $488,000, respectively.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

4)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at June 30, 2024 and December 31, 2023:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
U.S. government and agency securities	$156,122	$—	$389	$155,733
States, municipalities and political subdivisions	19,120	—	2,236	16,884
Public utilities	3,702	—	415	3,287
Corporate securities	54,437	1	7,249	47,189
Mortgage-backed securities	38,129	—	5,986	32,143
Asset-backed securities	10,272	—	1,062	9,210
Total fixed maturities	$281,782	$1	$17,337	$264,446

December 31, 2023
U.S. government and agency securities	$25,995	$10	$3	$26,002
States, municipalities and political subdivisions	19,168	—	2,204	16,964
Public utilities	3,726	—	438	3,288
Corporate securities	55,230	9	7,213	48,026
Mortgage-backed securities	40,876	—	6,254	34,622
Asset-backed securities	10,691	—	1,206	9,485
Total fixed maturities	$155,686	$19	$17,318	$138,387

Equity securities are summarized as follows:

	June 30, 2024		December 31, 2023
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$15,429	100.0%	$—	—%

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

When the Company sells investments, the Company calculates the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and six months ended June 30, 2024 and 2023, respectively:

	2024		2023
	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)
Three Months Ended June 30,
Fixed maturities	$—	$2,083	$—	$1,893
Equity securities	—	—	165	5,786
Short-term investments	—	—	—	—
Other investments	—	—	—	—
Total realized gains	—	2,083	165	7,679
Fixed maturities	(121)	381	(6,208)	38,776
Equity securities	—	—	(665)	10,372
Short-term investments	—	4,999	—	—
Other investments	—	—	—	—
Total realized losses	(121)	5,380	(6,873)	49,148
Net realized investment gains (losses)	$(121)	$7,463	$(6,708)	$56,827
Six Months Ended June 30,
Fixed maturities	$—	$3,077	$4	$3,672
Equity securities	—	—	165	5,786
Short-term investments	—	—	—	126
Other investments	—	2,000	—	—
Total realized gains	—	5,077	169	9,584
Fixed maturities	(121)	381	(6,295)	38,735
Equity securities	—	—	(665)	10,372
Short-term investments	—	4,999	—	—
Other investments	—	—	—	—
Total realized losses	(121)	5,380	(6,960)	49,107
Net realized investment gains (losses)	$(121)	$10,457	$(6,791)	$58,691
(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes our fixed maturities at June 30, 2024 by contractual maturity period. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	June 30, 2024
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$49,524	17.6%	$49,377	18.7%
Due after one year through five years	141,183	50.0	137,975	52.1
Due after five years through ten years	40,162	14.3	33,738	12.8
Due after ten years	2,512	0.9	2,003	0.8
Asset and mortgage-backed securities	48,401	17.2	41,353	15.6
Total	$281,782	100.0%	$264,446	100.0%

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

The following table summarizes net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturities	$1,040	$815	$1,986	$1,661
Equity securities	52	—	65	81
Cash and cash equivalents	4,146	1,416	7,096	2,582
Other investments	140	(84)	295	(78)
Investment income	5,378	2,147	9,442	4,246
Investment expenses	(31)	(52)	(78)	(108)
Net investment income	$5,347	$2,095	$9,364	$4,138

Portfolio Monitoring

We have a quarterly portfolio monitoring process to identify and evaluate each fixed-income security whose carrying value may be impaired as a result of a credit loss. For each fixed-income security in an unrealized loss position, if we determine that we intend to sell the security or that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, the security's entire decline in fair value is recorded in earnings.

If management decides not to sell the fixed-income security and it is more likely than not that we will not be required to sell the fixed-income security before recovery of its amortized cost basis, we evaluate whether the decline in fair value has resulted from credit losses or other factors. This is typically indicated by a change in the rating of the security assigned by a rating agency, and any adverse conditions specifically related to the security or industry, among other factors. If the assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in earnings. Credit loss is limited to the difference between a security's amortized cost basis and its fair value. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss.

During the six months ended June 30, 2024, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at June 30, 2024. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2024
U.S. government and agency securities	24	$389	$155,733	—	$—	$—
States, municipalities and political subdivisions	1	19	494	28	2,217	15,680
Public utilities	—	—	—	6	415	3,286
Corporate securities	1	4	596	85	7,245	46,391
Mortgage-backed securities	—	—	—	65	5,986	32,143
Asset-backed securities	—	—	—	25	1,062	9,210
Total fixed maturities	26	$412	$156,823	209	$16,925	$106,710

December 31, 2023
U.S. government and agency securities	9	$3	$19,943	—	$—	$—
States, municipalities and political subdivisions	1	7	507	29	2,197	16,457
Public utilities	—	—	—	6	438	3,288
Corporate securities	1	6	511	85	7,207	46,708
Mortgage-backed securities	1	5	269	69	6,249	34,353
Asset-backed securities	2	3	616	24	1,203	8,869
Total fixed maturities	14	$24	$21,846	213	$17,294	$109,675
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2024 and December 31, 2023. Changes in interest rates subsequent to June 30, 2024 may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2024.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2024 and December 31, 2023:

	Total	Level 1	Level 2	Level 3
June 30, 2024
U.S. government and agency securities	$155,733	$—	$155,733	$—
States, municipalities and political subdivisions	16,884	—	16,884	—
Public utilities	3,287	—	3,287	—
Corporate securities	47,189	—	47,189	—
Mortgage-backed securities	32,143	—	32,143	—
Asset-backed securities	9,210	—	9,210	—
Total fixed maturities	264,446	—	264,446	—
Mutual funds	15,429	15,429	—	—
Total equity securities	15,429	15,429	—	—
Other investments (1)	29,158	—	29,158	—
Total investments	$309,033	$15,429	$293,604	$—

December 31, 2023
U.S. government and agency securities	$26,002	$—	$26,002	$—
States, municipalities and political subdivisions	16,964	—	16,964	—
Public utilities	3,288	—	3,288	—
Corporate securities	48,026	—	48,026	—
Mortgage-backed securities	34,622	—	34,622	—
Asset-backed securities	9,485	—	9,485	—
Total fixed maturities	138,387	—	138,387	—
Other investments (1)	14,004	—	14,004	—
Total investments	$152,391	$—	$152,391	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at June 30, 2024 and December 31, 2023.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2024 and December 31, 2023, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of our senior notes approximate fair value as the interest rates and terms are variable.

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended June 30, 2024, we transferred no investments between levels.

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

Other Investments

We acquired investments in limited partnerships, recorded in the other investments line of our Unaudited Condensed Consolidated Balance Sheets, and these investments are currently being measured at estimated fair value utilizing a net asset value per share practical expedient.

The information presented in the table below is as of June 30, 2024:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2024
Limited partnership investments (1)	$2,014	$147	$203	$1,958
Short-term investments	29,178	2	22	29,158
Total other investments	$31,192	$149	$225	$31,116
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
The following table presents the components of restricted assets:

	June 30, 2024	December 31, 2023
Trust funds	$31,823	$17,439
Cash on deposit (regulatory deposits)	335	631
Total restricted cash	$32,158	$18,070

5)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and six month periods ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to ACIC common stockholders	$19,054	$17,779	$42,653	$285,059

Denominator:
Weighted-average shares outstanding	47,821,115	43,229,416	47,572,236	43,178,758
Effect of dilutive securities	1,577,348	575,801	1,589,997	511,677
Weighted-average diluted shares	49,398,463	43,805,217	49,162,233	43,690,435

Earnings available to ACIC common stockholders per share
Basic	$0.40	$0.41	$0.90	$6.59
Diluted	$0.39	$0.41	$0.87	$6.52

See Note 16 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
Computer hardware and software	$15,873	$7,925
Office furniture and equipment	676	748
Leasehold improvements	—	311
Total, at cost	16,549	8,984
Less: accumulated depreciation and amortization	(7,453)	(5,326)
Property and equipment, net	$9,096	$3,658

Depreciation and amortization expense under property and equipment was $1,253,000 and $2,526,000 for the three and six months ended June 30, 2024, respectively. During the first quarter of 2024, we moved capitalized software from discontinued operations to continuing operations to align with the Company's use of the system in the current year. Please see Note 3 for more detail. Depreciation and amortization expense under property and equipment was $996,000 and $2,004,000 for the three

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
and six months ended June 30, 2023, respectively. During the six months ended June 30, 2024, we disposed of leasehold improvements totaling $311,000. The accumulated depreciation on these improvements totaled $232,000 at the time of disposal. We disposed of computer hardware and software totaling $147,000. The accumulated depreciation on these systems totaled $98,000 at the time of disposal. In addition, we disposed of office furniture totaling $72,000. The accumulated depreciation on the office furniture totaled $69,000 at the time of disposal. During the year ended December 31, 2023, we sold leased vehicles totaling $1,069,000. The accumulated depreciation on these vehicles totaled $1,038,000 at the time of disposal. We realized a net gain on this disposal of $559,000. We disposed of computer hardware and software totaling $1,061,000. The accumulated depreciation on these systems totaled $379,000 at the time of disposal. In addition, we disposed of office furniture totaling $749,000 during the period. Accumulated depreciation at the time of this disposal totaled $702,000. These gains (losses) are reflected within "Other income" on the Unaudited Condensed Consolidated Statements of Comprehensive Income.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at June 30, 2024 and December 31, 2023 was $59,476,000.

No impairment in the value of goodwill was recognized during the six month period ended June 30, 2024.

There was no goodwill acquired or disposed of during the six month periods ended June 30, 2024 and 2023. Accumulated impairment related to goodwill was $10,156,000 at June 30, 2024 and December 31, 2023. Accumulated impairment is attributed to IIC.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Intangible assets subject to amortization	$6,704	$8,125
Indefinite-lived intangible assets(1)	423	423
Total	$7,127	$8,548
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2024
Agency agreements acquired	2.8	34,661	(27,957)	6,704
Trade names acquired	—	6,381	(6,381)	—
Total		$41,042	$(34,338)	$6,704

December 31, 2023
Agency agreements acquired	3.3	34,661	(26,738)	7,923
Trade names acquired	0.3	6,381	(6,179)	202
Total		$41,042	$(32,917)	$8,125

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the six months ended June 30, 2024 and 2023. However, during the six months ended June 30, 2023, we disposed of intangible assets totaling $200,000.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
Amortization expense of our intangible assets was $609,000 and $811,000 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense of our intangible assets was $1,421,000 and $1,623,000 for the six months ended June 30, 2024 and 2023, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2024 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2024	$1,220
2025	2,438
2026	2,438
2027	608
2028	—
2029	—

8)    REINSURANCE

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

Our catastrophe reinsurance coverage consists of three separate placements:

1.AmCoastal’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms;

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,160,000,000 for a first occurrence and $1,510,000,000 in the aggregate. Under this program, our GAAP retention on a first event is $20,500,000 ($10,000,000 retained by AmCoastal under statutory accounting principals (STAT retained), $10,500,000 retained separately by our captive). We have purchased second and third event retrocession coverage, reducing our second and third event GAAP retentions to $13,000,000 ($10,000,000 STAT retained by AmCoastal, $3,000,000 retained separately by our captive). AmCoastal’s program provides sufficient coverage for approximately a 1-in-184-year return

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $172,000,000 in the aggregate. This agreement provides sufficient coverage for a 1-in-450-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.2%.

IIC’s core catastrophe reinsurance program provides coverage up to an exhaustion point of approximately $82,500,000 in the aggregate, with a retention of $2,500,000 per occurrence. Based on IIC’s PML, the program provides sufficient coverage for two 1-in-130-year events in the same season, indicating the probability of a single occurrence exceeding protection purchased is no more than 0.1%.

Effective December 15, 2023, we agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of our other private reinsurers. This transaction resulted in additional expense of approximately $6,300,000 for the year ended December 31, 2023, and a reduction in expense of approximately $6,300,000 and $15,700,000 during the three and six months ended June 30, 2024, respectively.

Where we think prudent, particularly where, premium rates are high relative to the risk, we retain risk whereby AmCoastal purchases reinsurance from UPC Re, our captive reinsurance entity. UPC Re participates on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, UPC Re participates in a 30% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred. The table below outlines the participation of UPC Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
All Other Perils Catastrophe Excess of Loss Agreement	01/01/2024 - 01/01/2025	—	$4,500,000
Excess Per Risk Agreement	02/01/2024 - 02/01/2025	$1,867,000	$633,000
Quota Share Agreement	06/01/2024 - 06/01/2026	30% (2)	$4,200,000 (3)
(1) Capital at risk is calculated by taking the aggregate losses UPC Re is subject to under the contract, less net premiums earned under the contract.
(2) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.
(3) Net premiums earned based on estimated subject premiums at 06/01/2024.

The table below outlines our external quota share agreements in effect for the six months ended June 30, 2024 and 2023. The impacts of these quota share agreements on the financial statements of our former subsidiary, UPC, are included in discontinued operations in 2023.

Reinsurer	Companies in Scope	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2024 - 06/01/2026	20% (1)(2)	Florida
External third-party	AmCoastal	06/01/2023 - 06/01/2024	40% (1)	Florida
External third-party	UPC, FSIC & AmCoastal	06/01/2022 - 06/01/2023	10% (1)	Florida, Louisiana, Texas
TypTap	UPC	06/01/2022 - 06/01/2023	100% (3)	Georgia, North Carolina, South Carolina
(1) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.
(2) The cession rate of this treaty is reduced from 20% to 15% effective 06/01/2025 - 06/01/2026.
(3) This treaty provided coverage on our in-force, new and renewal policies until these states were transitioned to HCPCI and TypTap upon renewal.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

Reinsurance recoverable at the balance sheet dates consists of the following:

	June 30,	December 31,
	2024	2023
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$152,607	$271,736
Reinsurance recoverable on paid losses and loss adjustment expenses	53,829	69,084
Reinsurance recoverable (1)	$206,436	$340,820
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
The table below shows the analysis of our reserve for unpaid losses for the six months ended June 30, 2024 and 2023 on a GAAP basis:

	June 30,
	2024	2023
Balance at January 1	$347,738	$816,489
Less: reinsurance recoverable on unpaid losses	271,736	731,579
Net balance at January 1	$76,002	$84,910

Incurred related to:
Current year	28,773	38,253
Prior years	(1,022)	(8,107)
Total incurred	$27,751	$30,146
Paid related to:
Current year	23,520	24,003
Prior years	21,407	21,442
Total paid	$44,927	$45,445

Net balance at June 30	$58,826	$69,611
Plus: reinsurance recoverable on unpaid losses	152,607	443,506
Balance at June 30	$211,433	$513,118

Composition of reserve for unpaid losses and LAE:
Case reserves	$73,261	$170,817
IBNR reserves	138,172	342,301
Balance at June 30	$211,433	$513,118

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2023, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in both 2024 and 2023 related to prior year losses. This favorable development came as a result of re-estimating ultimate losses in 2024 and 2023 based on historical loss trends. Both current and prior year loss payments made by the Company during the six months ended June 30, 2024 and June 30, 2023 remained relatively flat. Case and IBNR reserves and reinsurance recoverable on unpaid losses also decreased when compared to the prior period as a result of the continued settlement of prior year claims with no similar losses in 2023 or the current year.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

10)    LONG-TERM DEBT

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

Debt Issuance Costs

The table below presents the roll forward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the six months ended June 30, 2024 and 2023:

	2024	2023
Balance at January 1,	$1,312	$1,645
Amortization	(166)	(166)
Balance at June 30,	$1,146	$1,479

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

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPC's insolvency and demands immediate tender of our director and officer’s policy limit of $40,000,000 where we have a retention

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to our indemnification obligation, during 2023, we accrued the policy retention amount of $1,500,000. This claim remains open as of June 30, 2024.

Commitments to fund partnership investments

We have fully funded two limited partnership investments. We have no unfunded commitments at June 30, 2024 and December 31, 2023.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases.

The classification of operating and lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Other assets	$63	$562
Total lease assets		$63	$562

Liabilities
Operating lease liabilities	Operating lease liability	$67	$739
Total lease liabilities		$67	$739

The components of lease expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$(36)	$208	$44	$416
Financing lease expense:
Amortization of leased assets	—	2	—	9
Net lease expense	$(36)	$210	$44	$425

At June 30, 2024, future minimum gross lease payments relating to these non-cancellable operating lease agreements were as follows:

June 30, 2024
Remaining in 2024	$22
2025	44
2026	7
2027	—
Total undiscounted future minimum lease payments	73
Less: Imputed interest	(6)
Present value of lease liabilities	$67

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (months)	20	17
Weighted average discount rate	3.49%	3.29%

There were no other cash or non-cash related activities during the six months ended June 30, 2024 and 2023.

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

Subleases

We previously leased and occupied office space in which we no longer operate. Effective October 1, 2022, this office space was subleased to a third-party. The sublease was effective from October 1, 2022 through July 31, 2025, with no option to extend. However, on February 29, 2024, this sublease was cancelled as a part of an agreement to terminate the original lease associated with the office space. During the six months ended June 30, 2024, we recognized $33,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of June 30, 2024, we have received $5,718,000 from the IRS related to this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recognized this gain contingency of $10,161,000 within our financial statements except for the $5,718,000 that has already been received.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with our former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, we have not received data related to UPC losses that could unfavorably shift AmCoastal’s commission related to these contracts. In addition, we cannot reasonably determine how this shift will be allocated between the contracted parties. Until we receive this loss data and provide the updated calculations to both our reinsurance partners and the DFS, as receiver of UPC, we are unable to estimate the impact, however, we believe a loss contingency related to these commissions may exist as of June 30, 2024.

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
June 30, 2024

The allowance for credit losses is deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

The following tables summarize our allowance for expected credit losses by pooled asset for the six months ended June 30, 2024 and 2023, respectively:

June 30, 2024	December 31, 2023	Provision for expected credit losses	Write-offs	June 30, 2024
Premiums Receivable	$49	$—	$—	$49
Reinsurance Recoverables	97	(46)	—	51
Total	$146	$(46)	$—	$100

June 30, 2023	December 31, 2022	Provision for expected credit losses	Write-offs	June 30, 2023
Premiums Receivable	$31	$(6)	$3	$28
Reinsurance Recoverables	333	(164)	—	169
Total	$364	$(170)	$3	$197

As of June 30, 2023 and 2024 the Company had no allowance for expected credit losses related to our investment holdings.

13)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled in Florida, and IIC is domiciled in New York. At June 30, 2024, and during the six months then ended, AmCoastal and IIC met all regulatory requirements of the states in which they operate.

During 2023, we received two assessment notices from the Florida Insurance Guaranty Association (FIGA). These assessments will be 1.0% and 0.7% on direct written premiums of all covered lines of business in Florida to cover the cost of insurance companies facing insolvency. These assessments are in addition to the 1.3% assessment, described below, and is recoupable from policyholders. During 2022, we received an assessment notice from FIGA. This assessment was 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AmCoastal	17,011	40,883	41,940	59,113
IIC	(496)	(278)	(801)	(2,481)
Total	$16,515	$40,605	$41,139	$56,632

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At June 30, 2024, we met these requirements. The table below details the amount of surplus as regards policyholders for each of our regulated entities at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
AmCoastal	187,294	143,452
IIC	21,911	22,661
Total	$209,205	$166,113

14)    ACCUMULATED OTHER COMPREHENSIVE LOSS

We report changes in other comprehensive income (loss) items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2023	$(20,238)	$3,101	$(17,137)
Changes in net unrealized losses on investments	(125)	30	(95)
Reclassification adjustment for realized losses	121	(30)	91
Impact of Deconsolidation of Discontinued Operations	(8)	(2,000)	(2,008)
June 30, 2024	$(20,250)	$1,101	$(19,149)

15)    STOCKHOLDERS' EQUITY

Our Board of Directors declared no dividends on our outstanding shares of common stock to stockholders of record during 2023 or 2024.

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of June 30, 2024, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of June 30, 2024, 4,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

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

The following table presents our total stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock-based compensation expense
Pre-tax	$667	$79	$1,037	$388
Post-tax (1)	527	62	819	307
Director stock-based compensation expense
Pre-tax	113	29	171	55
Post-tax (1)	89	23	135	43
(1) The after tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $3,744,000 of unrecognized stock compensation expense at June 30, 2024 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.2 years. We had approximately $478,000 of unrecognized director stock-based compensation expense at June 30, 2024 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.9 years.

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

We granted 471,746 and 45,000 shares of restricted common stock during the three months ended June 30, 2024 and 2023, respectively, which had a weighted-average grant date fair value of $7.18 and $5.25 per share, respectively. We granted 501,746 and 45,000 shares of restricted common stock during the six months ended June 30, 2024 and 2023, respectively, which had a weighted-average grant date fair value of $7.32 and $5.25, respectively. Additionally, during the three and six month periods ended June 30, 2023, the Company granted 262,933 shares of restricted common stock, with a fair value of $4.33, which are contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. This increase was approved during our 2024 annual meeting of stockholders and the impact of the contingent grants are included in the granted shares described above and seen in the table below.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

The following table presents certain information related to the activity of our non-vested restricted common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023(1)	445,646	$2.64
Granted	501,746	7.32
Less: Forfeited	856	3.59
Less: Vested	436,472	3.36
Outstanding as of June 30, 2024	593,819	$6.13
(1) Contingent shares granted during 2023 have been excluded from the calculations above.

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2024	2023
Expected annual dividend yield	—%	—%
Expected volatility	86.92%	80.84%
Risk-free interest rate	4.37%	3.44%
Expected term	6 years	6 years

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

We granted 196,275 stock options for the three and six months ended June 30, 2024, which had a weighted average grant date fair value of $4.82 per share. Additionally, during the three and six months ended June 30, 2023, the Company granted 123,399 stock options, with a fair value of $3.08, which are contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. This increase was approved during our 2024 annual meeting of stockholders and the impact of the contingent grants are included in the granted options described above and seen in the table below.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Outstanding as of December 31, 2023(1)	1,028,760	$3.83	7.80	$6,151,000
Granted	196,275	4.82	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	35,000	1.70	—	—
Outstanding as of June 30, 2024	1,190,035	$4.05	7.71	$8,044,000

Vested as of June 30, 2024(2)	1,126,019	$4.34	7.32	$4,976,000
Exercisable as of June 30, 2024	750,768	$4.34	7.32	$4,976,000
(1) Contingent options granted during 2023 have been excluded from the calculations above.
(2) The vested shares are calculated based on all vested shares at June 30, 2024, inclusive of those that have since expired. The weighted average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value is calculated based on only vested shares that are outstanding and exercisable at June 30, 2024.
(3) Presented in ones.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024

17)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Effective July 17, 2024, the Company secured an additional $100 million in coverage on AmCoastal's core catastrophe reinsurance program, bringing the program's exhaustion point to approximately $1,260,000,000 for a first occurrence and $1,610,000,000 in the aggregate. This increases AmCoastal's program for approximately a 1-in-206-year return period, estimate by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge.

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

On May 9, 2024, the Company entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC ("Forza") in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholders' equity on the closing date. Closing is subject to customary closing conditions, including New York Department of Financial Services ("NYDFS") approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. As a result, IIC results of operations and assets and liabilities are captured within discontinued operations and can be seen in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements above.

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

Our policies in-force decreased by 5.4% from 23,664 policies in-force at June 30, 2023 to 22,395 policies in-force at June 30, 2024. These values include IIC policies in-force, whose results are captured within discontinued operations. For more information regarding the concentration of our policies in force, please see the discontinued operations and results of operations sections below.

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

AMERICAN COASTAL INSURANCE CORPORATION

2024 Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Gross premiums written	$229,449	$236,822	$414,050	$413,463
Gross premiums earned	155,450	149,837	315,720	287,812
Net premiums earned	63,381	78,014	126,012	162,655
Total revenues	68,656	73,542	135,254	160,617
Income from continuing operations, net of tax	19,073	21,244	42,782	52,809
Income (loss) from discontinued operations, net of tax	(19)	(3,465)	(129)	232,250
Consolidated net income	19,054	17,779	42,653	285,059
Net income available to ACIC stockholders per diluted share
Continuing Operations	$0.39	$0.49	$0.87	$1.21
Discontinued Operations	—	(0.08)	—	5.31
Total	$0.39	$0.41	$0.87	$6.52

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets and goodwill impairment	$609	$811	$1,421	$1,623
Less: Income (loss) from discontinued operations, net of tax	(19)	(3,465)	(129)	232,250
Less: Realized losses on investment portfolio	(121)	(6,708)	(121)	(6,791)
Less: Unrealized gains (losses) on equity securities	49	141	(1)	615
Less: Net tax impact (1)	143	1,549	324	1,638
Core income (2)	19,611	27,073	44,001	58,970
Core income per diluted share(2)	$0.40	$0.62	$0.90	$1.35

Book value per share			$4.63	$2.59
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

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE:
Gross premiums written	$229,449	$236,822	$414,050	$413,463
Change in gross unearned premiums	(73,999)	(86,985)	(98,330)	(125,651)
Gross premiums earned	155,450	149,837	315,720	287,812
Ceded premiums earned	(92,069)	(71,823)	(189,708)	(125,157)
Net premiums earned	63,381	78,014	126,012	162,655
Net investment income	5,347	2,095	9,364	4,138
Net realized investment losses	(121)	(6,708)	(121)	(6,791)
Net unrealized gains (losses) on equity securities	49	141	(1)	615
Total revenue	68,656	73,542	135,254	160,617
EXPENSES:
Losses and loss adjustment expenses	15,277	16,245	27,751	30,146
Policy acquisition costs	13,939	23,526	23,534	48,692
Operating expenses	2,040	3,046	4,377	4,881
General and administrative expenses	9,898	6,414	18,813	15,025
Interest expense	3,426	2,719	6,145	5,438
Total expenses	44,580	51,950	80,620	104,182
Income before other income	24,076	21,592	54,634	56,435
Other income	811	806	1,621	1,394
Income before income taxes	24,887	22,398	56,255	57,829
Provision for income taxes	5,814	1,154	13,473	5,020
Net income from continuing operations, net of tax	$19,073	$21,244	$42,782	$52,809
Income from discontinued operations, net of tax	(19)	(3,465)	(129)	232,250
Net income	$19,054	$17,779	$42,653	$285,059
Earnings available to ACIC common stockholders per diluted share	$0.39	$0.41	$0.87	$6.52
Book value per share			$4.63	$2.59
Return on equity based on GAAP net income			51.0%	NM
Loss ratio, net (1)	24.1%	20.8%	22.0%	18.4%
Expense ratio (2)	40.8%	42.3%	37.1%	42.2%
Combined ratio (3)	64.9%	63.1%	59.1%	60.6%
Effect of current year catastrophe losses on combined ratio	—%	7.9%	0.2%	5.0%
Effect of prior year development on combined ratio	(1.5)%	(6.8)%	(0.8)%	(5.0)%
Underlying combined ratio (4)	66.4%	62.0%	59.7%	60.6%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2024, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2023. We have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2024 COMPARED TO DECEMBER 31, 2023

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $572,580,000 at June 30, 2024, compared to $311,874,000 at December 31, 2023.

The following table summarizes our investments, by type:

	June 30, 2024		December 31, 2023
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$155,733	27.2%	$26,002	8.3%
States, municipalities and political subdivisions	16,884	2.9%	16,964	5.4%
Public utilities	3,287	0.6%	3,288	1.1%
Corporate securities	47,189	8.3%	48,026	15.3%
Mortgage-backed securities	32,143	5.6%	34,622	11.1%
Asset-backed securities	9,210	1.6%	9,485	3.0%
Total fixed maturities	264,446	46.2%	138,387	44.2%
Mutual funds	15,429	2.7%	—	—%
Total equity securities	15,429	2.7%	—	—%
Other investments	31,116	5.4%	16,487	5.3%
Total investments	310,991	54.3%	154,874	49.5%
Cash and cash equivalents	229,431	40.1%	138,930	44.5%
Restricted cash	32,158	5.6%	18,070	5.8%
Total cash, cash equivalents, restricted cash and investments	$572,580	100.0%	$311,874	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at June 30, 2024 and December 31, 2023 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings as of June 30, 2024 consist of mutual funds. We held no equities as of December 31, 2023. At June 30, 2024, approximately 87.9% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 12.1% were corporate bonds rated “BBB” or "BB", including our investments held in discontinued operations.

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

Our catastrophe reinsurance coverage consists of three separate placements:

1.AmCoastal’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms;

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,160,000,000 for a first occurrence and $1,510,000,000 in the aggregate. Under this program, our GAAP retention on a first event is $20,500,000 ($10,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $10,500,000 retained separately by our captive). We have purchased second and third event retrocession coverage, reducing our second and third event GAAP retentions to $13,000,000 ($10,000,000 STAT retained by AmCoastal, $3,000,000 retained separately by our captive). AmCoastal’s program provides sufficient coverage for approximately a 1-in-184-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $172,000,000 in the aggregate. This agreement provides sufficient coverage for a 1-in-450-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.2%.

IIC’s core catastrophe reinsurance program provides coverage up to an exhaustion point of approximately $82,500,000 in the aggregate, with a retention of $2,500,000 per occurrence. Based on IIC’s PML, the program provides sufficient coverage for two 1-in-130-year events in the same season, indicating the probability of a single occurrence exceeding protection purchased is no more than 0.1%.

Effective December 15, 2023, we agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of our other private reinsurers. This transaction resulted in additional expense of approximately $6,300,000 for the year ended December 31, 2023, and a reduction in expense of approximately $6,300,000 and $15,700,000 during the three and six months ended June 30, 2024, respectively.

AMERICAN COASTAL INSURANCE CORPORATION

Where we think prudent, particularly where, premium rates are high relative to the risk, we retain risk whereby AmCoastal purchases reinsurance from UPC Re, our captive reinsurance entity. UPC Re participates on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, UPC Re participates in a 30% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred. The table below outlines the participation of UPC Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
All Other Perils Catastrophe Excess of Loss Agreement	01/01/2024 - 01/01/2025	—	$4,500,000
Excess Per Risk Agreement	02/01/2024 - 02/01/2025	$1,867,000	$633,000
Quota Share Agreement	06/01/2024 - 06/01/2026	30% (2)	$4,200,000 (3)
(1) Capital at risk is calculated by taking the aggregate losses UPC Re is subject to under the contract, less net premiums earned under the contract.
(2) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.
(3) Net premiums earned based on estimated subject premiums at 06/01/2024.

The table below outlines our external quota share agreements in effect for the six months ended June 30, 2024 and 2023. The impacts of these quota share agreements on the financial statements of our former subsidiary, UPC, are included in discontinued operations in 2023.

Reinsurer	Companies in Scope	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2024 - 06/01/2026	20% (1)(2)	Florida
External third-party	AmCoastal	06/01/2023 - 06/01/2024	40% (1)	Florida
External third-party	UPC, FSIC & AmCoastal	06/01/2022 - 06/01/2023	10% (1)	Florida, Louisiana, Texas
TypTap	UPC	06/01/2022 - 06/01/2023	100% (3)	Georgia, North Carolina, South Carolina
(1) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.
(2) The cession rate of this treaty is reduced from 20% to 15% effective 06/01/2025 - 06/01/2026.
(3) This treaty provided coverage on our in-force, new and renewal policies until these states were transitioned to HCPCI and TypTap upon renewal.

Reinsurance costs as a percentage of gross earned premium during the three and six month periods ended June 30, 2024 and 2023 were as follows:

	2024	2023
Three Months Ended June 30,
Non-at-Risk	(0.2)%	(0.4)%
Quota Share	(26.4)%	(15.2)%
All Other	(32.7)%	(32.3)%
Total Ceding Ratio	(59.3)%	(47.9)%

Six Months Ended June 30,
Non-at-Risk	(0.2)%	(0.4)%
Quota Share	(29.0)%	(11.0)%
All Other	(30.9)%	(32.2)%
Total Ceding Ratio	(60.1)%	(43.6)%

AMERICAN COASTAL INSURANCE CORPORATION

Reinsurance costs as a percentage of gross earned premium for IIC, which is now captured within discontinued operations, during the three and six month periods ended June 30, 2024 and 2023 were as follows:

	IIC
	2024	2023
Three Months Ended June 30,
Non-at-Risk	(2.6)%	(2.9)%
Quota Share	—%	—%
All Other	(23.8)%	(35.4)%
Total Ceding Ratio	(26.4)%	(38.3)%

Six Months Ended June 30,
Non-at-Risk	(2.6)%	(3.0)%
Quota Share	—%	—%
All Other	(24.9)%	(44.3)%
Total Ceding Ratio	(27.5)%	(47.3)%

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Quota Share	$(8,040)	$(118,956)	$(66,134)	$(131,199)
Excess-of-loss	(208,498)	(211,597)	(227,820)	(229,857)
Equipment, identity theft, and cyber security	(824)	(643)	(1,305)	(1,173)
Ceded premiums written	$(217,362)	$(331,196)	$(295,259)	$(362,229)
Change in ceded unearned premiums	125,293	259,373	105,551	237,072
Ceded premiums earned	$(92,069)	$(71,823)	$(189,708)	$(125,157)

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for IIC, which is now captured in discontinued operations, can be seen in the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Excess-of-loss	(7,370)	(7,600)	(7,875)	(8,637)
Equipment, identity theft, and cyber security	(171)	(206)	(473)	(495)
Ceded premiums written	$(7,541)	$(7,806)	$(8,348)	$(9,132)
Change in ceded unearned premiums	5,225	4,599	3,579	2,107
Ceded premiums earned	$(2,316)	$(3,207)	$(4,769)	$(7,025)

AMERICAN COASTAL INSURANCE CORPORATION

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	2024			2023
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	2	(8)	—%	5	6,201	7.9%
Total	2	$(8)	—%	5	$6,201	7.9%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	4	203	0.2%	6	8,298	5.1%
Total	4	$203	0.2%	6	$8,298	5.1%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

The impact of the current year catastrophes to IIC, which is now captured within discontinued operations, can be seen in the tables below.

	2024			2023
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	6	161	2.5%	—	340	6.6%
Total	6	$161	2.5%	—	$340	6.6%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	11	704	5.6%	3	858	10.9%
Total	11	$704	5.6%	3	$858	10.9%
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

AMERICAN COASTAL INSURANCE CORPORATION

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

Unpaid losses and LAE totaled $211,433,000 and $347,738,000 as of June 30, 2024 and December 31, 2023, respectively. In addition, unpaid losses related to IIC totaled $20,915,000 and $22,483,000 as of June 30, 2024 and December 31, 2023, respectively, which have been classified as discontinued operations.

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

Discontinued Operations

On February 10, 2023, we announced that a solvent run-off for UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the DFS, which divested our ownership of UPC. As a result, UPC, as well as the activities related directly to supporting the business conducted by UPC, qualify as a discontinued operation. For more information regarding the results of our discontinued operations, see Note 3 in our Notes to Consolidated Financial Statements.

In addition, on May 9, 2024, the Company entered into a Sale Agreement with Forza in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholders' equity on the closing date. Closing is subject to customary closing conditions, including NYDFS approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. A comparison of the results of IIC's operations for the three and six months ended June 30, 2024 and 2023 can be seen below.

IIC Quarter over Quarter Results

Net loss attributable to IIC for the three months ended June 30, 2024 increased $133,000, or 14.9%, to $1,025,000 for the second quarter of 2024 from a net loss of $892,000 for the same period in 2023. The details of the revenues and expenses that drove this change have been outlined below.

Revenue

IIC gross written premiums decreased $1,061,000, or 15.0%, to $6,002,000 for the second quarter ended June 30, 2024 from $7,063,000 for the same period in 2023. This decrease was driven primarily by a decrease in renewals quarter-over-quarter. The change in IIC gross written premiums and new and renewal policies quarter-over-quarter can be seen below.

($ in thousands)	Three Months Ended June 30,
	2024	2023	Change

Direct Written Premium	$6,002	$7,063	$(1,061)
Total gross written premium	$6,002	$7,063	$(1,061)

New and Renewal Policies (1)	3,635	4,563	(928)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to IIC for the three months ended June 30, 2024 increased $1,210,000, or 17.1%, to $8,296,000 from $7,086,000 for the same period in 2023. The increase in expenses was primarily due to an increase in our loss and LAE incurred during 2024, driven by increased current year non-catastrophe losses incurred. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2024	2023	Change
Net loss and LAE	$5,887	$4,670	$1,217
% of Gross earned premiums	67.2%	55.8%	11.4 pts
% of Net earned premiums	91.4%	90.6%	0.8 pts
Less:
Current year catastrophe losses	$161	$340	$(179)
Prior year reserve (favorable)/unfavorable development	(111)	186	(297)
Underlying loss and LAE (1)	$5,837	$4,144	$1,693
% of Gross earned premiums	66.6%	49.6%	17.0 pts
% of Net earned premiums	90.6%	80.4%	10.2 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended June 30,
	2024	2023	Change
Policy acquisition costs	$1,984	$2,019	$(35)
Operating and underwriting	291	228	63
General and administrative	134	169	(35)
Total Operating Expenses	$2,409	$2,416	$(7)
% of Gross earned premiums	27.5%	28.9%	(1.4) pts
% of Net earned premiums	37.4%	46.9%	(9.5) pts

Loss and LAE attributable to IIC increased by $1,217,000, or 26.1%, to $5,887,000 for the second quarter of 2024 from $4,670,000 for the second quarter of 2023. Loss and LAE expense as a percentage of net earned premiums increased 0.8 pts to 91.4% for the second quarter of 2024, compared to 90.6% for the second quarter of 2023. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the second quarter of 2024 would have been 66.6%, an increase of 17.0 pts from 49.6% during the second quarter of 2023.

Policy acquisition costs attributable to IIC remained relatively flat, decreasing by $35,000, or 1.7%, to $1,984,000 for the second quarter of 2024 from $2,019,000 for the second quarter of 2023.

Operating and underwriting expenses attributable to IIC increased by $63,000, or 27.6%, to $291,000 for the second quarter of 2024 from $228,000 for the second quarter of 2023, driven by increased underwriting costs of $98,000 quarter-over-quarter.

General and administrative expenses attributable to IIC decreased by $35,000, or 20.7%, to $134,000 for the second quarter of 2024 from $169,000 for the second quarter of 2023, driven by a $30,000 decrease in allocated external professional service costs incurred quarter-over-quarter.

AMERICAN COASTAL INSURANCE CORPORATION

IIC Year over Year Results

Net loss attributable to IIC for the six months ended June 30, 2024 decreased $955,000, or 45.7%, to $1,135,000 from $2,090,000 for the same period in 2023. The details of the revenues and expenses that drove this change have been outlined below.

Revenue

IIC gross written premiums increased $1,314,000, or 7.5%, to $18,859,000 for the six months ended June 30, 2024 from $17,545,000 for the same period in 2023. This increase was driven primarily by rate increases which took effect in the first quarter of 2024. The change in IIC gross written premiums and new and renewal policies quarter-over-quarter can be seen below.

($ in thousands)	Six Months Ended June 30,
	2024	2023	Change

Direct Written Premium	$18,859	$17,545	$1,314
Total gross written premium	$18,859	$17,545	$1,314

New and Renewal Policies (1)	10,246	10,700	(454)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.

Expenses

Expenses attributable to IIC for the six months ended June 30, 2024 increased $3,138,000, or 26.3%, to $15,056,000 from $11,918,000 for the same period in 2023. The increase in expenses was primarily due to an increase in our loss and LAE incurred during 2024, driven by increased current year non-catastrophe losses incurred. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Six Months Ended June 30,
	2024	2023	Change
Net loss and LAE	$9,319	$7,181	$2,138
% of Gross earned premiums	53.8%	48.3%	5.5 pts
% of Net earned premiums	74.3%	91.6%	(17.3) pts
Less:
Current year catastrophe losses	$704	$858	$(154)
Prior year reserve favorable development	(489)	(209)	(280)
Underlying loss and LAE (1)	$9,104	$6,532	$2,572
% of Gross earned premiums	52.6%	43.9%	8.7 pts
% of Net earned premiums	72.6%	83.3%	(10.7) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

AMERICAN COASTAL INSURANCE CORPORATION

The calculations of our expense ratios are shown below.

	Six Months Ended June 30,
	2024	2023	Change
Policy acquisition costs	$4,182	$3,825	$357
Operating and underwriting	763	561	202
General and administrative	792	351	441
Total Operating Expenses	$5,737	$4,737	$1,000
% of Gross earned premiums	33.1%	31.9%	1.2 pts
% of Net earned premiums	45.7%	60.4%	(14.7) pts

Loss and LAE attributable to IIC increased $2,138,000, or 29.8%, to $9,319,000 for the six months ended June 30, 2024 from $7,181,000 for the same period in 2023. Loss and LAE expense as a percentage of net earned premiums decreased 17.3 pts to 74.3% for the six months ended June 30, 2024, compared to 91.6% for the same period in 2023. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2024 was 52.6%, an increase of 8.7 pts from 43.9% during the six months ended June 30, 2023.

Policy acquisition costs attributable to IIC increased $357,000, or 9.3%, to $4,182,000 for the six months ended June 30, 2024 from $3,825,000 for the same period in 2023. The primary driver of the increase was an increase in agent commissions and premium taxes of $303,000 and $56,000, respectively, driven by the increase in gross written premium year-over-year.

Operating and underwriting expenses attributable to IIC increased $202,000, or 36.0%, to $763,000 for the six months ended June 30, 2024 from $561,000 for the same period in 2023, driven by increased underwriting costs of $170,000 year-over-year.

General and administrative expenses attributable to IIC increased $441,000, or 125.6%, to $792,000 for the six months ended June 30, 2024 from $351,000 for the same period in 2023 driven by an increase in the allocation of salary expenses of $301,000 and an increase in external professional service costs such as legal and audit fees totaling $151,000.

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

ACIC net income for the three months ended June 30, 2024 increased $1,275,000, or 7.2%, to net income of $19,054,000 for the second quarter of 2024 from $17,779,000 for the same period in 2023. Of this income, $19,073,000 is attributable to continuing operations for the three months ended June 30, 2024, a decrease of $2,171,000 from $21,244,000 for the same period in 2023. Quarter-over-quarter revenues decreased, driven by an increase in ceded premiums earned, partially offset by an increase in gross premiums earned. This was offset by lower expenses quarter-over-quarter, driven by a decrease in policy acquisition costs and operating expenses, partially offset by increased administrative expenses. In addition, the Company's provision for income taxes increased quarter-over-quarter. The continuing operations changes were partially offset by a decrease in the Company's loss from discontinued operations, which decreased $3,446,000 quarter-over-quarter as the deconsolidation of UPC is not impacting the Company in 2024.

Revenue

Our gross written premiums decreased $7,373,000, or 3.1%, to $229,449,000 for the second quarter ended June 30, 2024 from $236,822,000 for the same period in 2023. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by state, gross written premium by line of business and new and renewal policies by state are shown in the tables below.

($ in thousands)	Three Months Ended June 30,
	2024	2023	Change
Direct Written and Assumed Premium by State
Florida	$229,449	$236,766	$(7,317)
New York	—	—	—
Total direct written premium by state	229,449	236,766	(7,317)
Assumed premium (1)	—	56	(56)
Total gross written premium by state	$229,449	$236,822	$(7,373)

Gross Written Premium by Line of Business
Commercial property	229,449	236,822	(7,373)
Personal property	$—	$—	$—
Total gross written premium by line of business	$229,449	$236,822	$(7,373)
(1) Assumed premium written for 2023 included commercial property business assumed from unaffiliated insurers.

	Three Months Ended June 30,
New and Renewal Policies(1) by State	2024	2023	Change
Florida	1,327	1,457	(130)
New York	—	—	—
Total	1,327	1,457	(130)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the three months ended June 30, 2024 decreased $7,370,000, or 14.2%, to $44,580,000 from $51,950,000 for the same period in 2023. The decrease in expenses was primarily due to a decrease in policy acquisition costs. Losses and LAE incurred and operating expenses also decreased, partially offset by an increase in administrative expenses. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2024	2023	Change
Net loss and LAE	$15,277	$16,245	$(968)
% of Gross earned premiums	9.8%	10.8%	(1.0) pts
% of Net earned premiums	24.1%	20.8%	3.3 pts
Less:
Current year catastrophe losses	$(8)	$6,201	$(6,209)
Prior year reserve favorable development	(968)	(5,334)	4,366
Underlying loss and LAE (1)	$16,253	$15,378	$875
% of Gross earned premiums	10.5%	10.3%	0.2 pts
% of Net earned premiums	25.6%	19.7%	5.9 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended June 30,
	2024	2023	Change
Policy acquisition costs	$13,939	$23,526	$(9,587)
Operating and underwriting	2,040	3,046	(1,006)
General and administrative	9,898	6,414	3,484
Total Operating Expenses	$25,877	$32,986	$(7,109)
% of Gross earned premiums	16.6%	22.0%	(5.4) pts
% of Net earned premiums	40.8%	42.3%	(1.5) pts

Loss and LAE decreased by $968,000, or 6.0%, to $15,277,000 for the second quarter of 2024 from $16,245,000 for the second quarter of 2023. Loss and LAE expense as a percentage of net earned premiums increased 3.3 points to 24.1% for the second quarter of 2024, compared to 20.8% for the second quarter of 2023. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the second quarter of 2024 would have been 10.5%, an increase of 0.2 points from 10.3% during the second quarter of 2023.

Policy acquisition costs decreased by $9,587,000, or 40.8%, to $13,939,000 for the second quarter of 2024 from $23,526,000 for the second quarter of 2023, primarily due to an increase in reinsurance ceding commission income of $8,025,000, driven by our commercial lines quota share coverage effective June 1, 2023. In addition, agent commission expense decreased $1,573,000, driven by the collection of agent commissions that previously had a valuation allowance booked against them.

Operating and underwriting expenses decreased by $1,006,000, or 33.0%, to $2,040,000 for the second quarter of 2024 from $3,046,000 for the second quarter of 2023, driven by decreased underwriting costs of $504,000 and decreased overhead costs such as rent, utilities, and computer software and services totaling $511,000.

General and administrative expenses increased by $3,484,000, or 54.3%, to $9,898,000 for the second quarter of 2024 from $6,414,000 for the second quarter of 2023, driven by a $1,803,000 increase in external service costs such as legal and audit fees. In addition, salary-related expenses increased $1,616,000 during 2024.

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

ACIC net income for the six months ended June 30, 2024 decreased $242,406,000, or 85.0%, to $42,653,000 from $285,059,000 for the same period in 2023. Of this income, $42,782,000 is attributable to continuing operations for the six months ended June 30, 2024, a decrease of $10,027,000 from $52,809,000 for the same period in 2023. Year-over-year revenues decreased, driven by an increase in ceded premiums earned, partially offset by an increase in gross premiums earned. This was offset by lower expenses year-over-year, driven by a decrease in policy acquisition costs and loss and LAE incurred, partially offset by increased administrative expenses. In addition, the Company's provision for income taxes increased year-over-year. The Company's income from discontinued operations decreased $232,379,000 year-over-year as the deconsolidation of UPC is not impacting the Company in 2024. The divestiture of UPC in 2023 drove a gain of $238,440,000 that was non-recurring.

Revenue

Our gross written premiums remained relatively flat, increasing $587,000, or 0.1%, to $414,050,000 for the six months ended June 30, 2024 from $413,463,000 for the same period in 2023. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by state, gross written premium by line of business and new and renewal policies by state are shown in the tables below.

($ in thousands)	Six Months Ended June 30,
	2024	2023	Change
Direct Written and Assumed Premium by State (1)
Florida	$414,050	$413,377	$673
New York	—	—	—
Texas	—	(9)	9
Total direct written premium by region	414,050	413,368	682
Assumed premium (2)	—	95	(95)
Total gross written premium by region	$414,050	$413,463	$587

Gross Written Premium by Line of Business
Commercial property	414,050	413,463	587
Personal property	$—	$—	$—
Total gross written premium by line of business	$414,050	$413,463	$587
(1) We are no longer writing in Texas as of May 31, 2022.
(2) Assumed premium written for 2023 included commercial property business assumed from unaffiliated insurers.

	Six Months Ended June 30,
New and Renewal Policies (1) By State	2024	2023	Change
Florida	2,389	2,614	(225)
New York	—	—	—
Total	2,389	2,614	(225)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the six months ended June 30, 2024 decreased $23,562,000, or 22.6%, to $80,620,000 from $104,182,000 for the same period in 2023. The decrease in expenses was primarily due to a decrease in policy acquisition costs and loss & LAE incurred year-over-year. This was partially offset by increased administrative expenses year-over-year. The details of these changes can be seen below.

	Six Months Ended June 30,
	2024	2023	Change
Net loss and LAE	$27,751	$30,146	$(2,395)
% of Gross earned premiums	8.8%	10.5%	(1.7) pts
% of Net earned premiums	22.0%	18.4%	3.6 pts
Less:
Current year catastrophe losses	$203	$8,298	$(8,095)
Prior year reserve favorable development	(1,022)	(8,107)	7,085
Underlying loss and LAE (1)	$28,570	$29,955	$(1,385)
% of Gross earned premiums	9.0%	10.4%	(1.4) pts
% of Net earned premiums	22.7%	18.4%	4.3 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Six Months Ended June 30,
	2024	2023	Change
Policy acquisition costs	$23,534	$48,692	$(25,158)
Operating and underwriting	4,377	4,881	(504)
General and administrative	18,813	15,025	3,788
Total operating expenses	$46,724	$68,598	$(21,874)
% of Gross earned premiums	14.8%	23.8%	(9.0) pts
% of Net earned premiums	37.1%	42.2%	(5.1) pts

Loss and LAE decreased $2,395,000, or 7.9%, to $27,751,000 for the six months ended June 30, 2024 from $30,146,000 for the same period in 2023. Loss and LAE expense as a percentage of net earned premiums increased 3.6 points to 22.0% for the six months ended June 30, 2024, compared to 18.4% for the same period in 2023. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2024 was 9.0%, a decrease of 1.4 points from 10.4% during the six months ended June 30, 2023.

Policy acquisition costs decreased $25,158,000, or 51.7%, to $23,534,000 for the six months ended June 30, 2024 from $48,692,000 for the same period in 2023. The primary driver of the decrease was an increase in reinsurance ceding commission income earned in 2024 of $25,336,000, driven by our commercial lines quota share coverage effective June 1, 2023.

Operating and underwriting expenses decreased $504,000, or 10.3%, to $4,377,000 for the six months ended June 30, 2024 from $4,881,000 for the same period in 2023, primarily due to a decrease of $1,047,000 in overhead costs such as rent, printing, postage, utilities and computer software and service costs year-over-year as a result of cost-saving initiatives. This was partially offset by increased underwriting costs totaling $544,000 year-over-year.

General and administrative expenses increased $3,788,000, or 25.2%, to $18,813,000 for the six months ended June 30, 2024 from $15,025,000 for the same period in 2023 driven by a $2,494,000 increase in external legal and audit fees incurred in 2024. In addition, salary and benefit related expenses increased $713,000 and amortization expense increased $410,000 year-over-year.

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

During the six months ended June 30, 2024, the Company made capital contributions of $1,265,000 to its reinsurance subsidiary, UPC Re. We may make future contributions of capital to our insurance subsidiaries as circumstances require. The Company made no capital contributions to its subsidiaries during the six months ended June 30, 2023.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of June 30, 2024, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

Cash Flows for the Six Months Ended June 30, 2024 and 2023 (in millions)

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

During the six months ended June 30, 2024, we experienced cash inflows of $250,886,000 compared to cash outflows of $232,823,000 during the six months ended June 30, 2023. This change was driven by normal business operations, such as premium collections. Claims payments were offset by reinsurance recovery collections, with the net outflow from these activities totaling approximately $3,542,000. In addition, during the first quarter of 2023, we disposed of UPC, resulting in a gain on disposal adjustment of $238,440,000. There was no similar transaction in 2024.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the six months ended June 30, 2024, net purchases of investments totaled $152,814,000 compared to net sales of investments of $258,736,000 during the six months ended June 30, 2023. These net sales in 2023 were offset by the disposition of $232,582,000 in cash related to the receivership of UPC.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the six months ended June 30, 2024, cash provided by financing activities totaled $11,458,000, compared to no cash used in financing activities for the six months ended June 30, 2023. The increase in inflow in 2024 is attributed to the proceeds received from the issuance of our common stock, primarily under our at the market program described above.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2024, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

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

We held no equity securities as of December 31, 2023. During the first quarter of 2024, we began investing in equity securities. As of June 30, 2024, our equity portfolio consists of mutual funds totaling $15,429,000. We had no other material changes in our market risk during the six months ended June 30, 2024.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPCs insolvency and demands immediate tender of our director and officer’s policy limit of $40,000,000 where we have a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to our indemnification obligation, during 2023 we accrued the policy retention amount of $1,500,000. This claim remains open as of June 30, 2024.

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

The insurance industry is extensively regulated and supervised. Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders, and other investors. This regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company's business. We are subject to comprehensive regulation and supervision by state insurance departments in Florida and New York, the states in which our insurance subsidiaries are domiciled, as well as all states in which they are licensed. The regulations of each state are unique and complex and subject to change, and certain states may have regulations that conflict with the regulations of other states in which we operate. As a result, we are subject to the risk that compliance with the regulations in one state may not result in compliance with the regulations in another state.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

AMERICAN COASTAL INSURANCE CORPORATION

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

10.1	Stock Purchase Agreement, dated as of May 9, 2024, between the Company and Forza Insurance Holdings, LLC (included as Exhibit 1.1 to the Form 8-K filed on May 14, 2024, and incorporated herein by reference).

10.2	Program Administrator Agreement, dated as of May 9, 2024, between the Company and SageSure Insurance Managers, LLC (included as Exhibit 1.2 to the Form 8-K filed on May 14, 2024, and incorporated herein by reference).

10.3	Claims Services Agreement, dated as of May 9, 2024, between the Company and SageSure Capital Holdings, Inc. (included as Exhibit 1.3 to the Form 8-K filed on May 14, 2024, and incorporated herein by reference).

10.4+	American Coastal Insurance Corporation Amended and Restated 2020 Omnibus Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement filed on April 2, 2024).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
+ Indicates a management contract or compensatory plan or arrangement.

AMERICAN COASTAL INSURANCE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORPORATION

August 8, 2024	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

August 8, 2024	By:	/s/ Svetlana Castle
Svetlana Castle, Chief Financial Officer (principal financial officer and principal accounting officer)