Form 10-Q
period 2024-09-30
AMERICAN COASTAL INSURANCE Corp
filed 2024-11-12
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-35761
____________________
American Coastal Insurance Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-3241967
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

570 Carillon Parkway, Suite 100		33716
St. Petersburg,	Florida
(Address of Principle Executive Offices)		(Zip Code)
727-633-0851
(Registrant's telephone number, including area code)
800 2nd Avenue S. St. Petersburg, Florida 33701
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of November 6, 2024, 48,204,962 shares of common stock, par value $0.0001 per share, were outstanding.

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

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $289,429 and $155,686, respectively)	$278,373	$138,387
Equity securities	25,950	—
Other investments (amortized cost of $26,293 and $16,118, respectively)	26,392	16,487
Total investments	$330,715	$154,874
Cash and cash equivalents	183,147	138,930
Restricted cash	57,251	18,070
Total cash, cash equivalents and restricted cash	$240,398	$157,000
Accrued investment income	3,359	1,767
Property and equipment, net	7,300	3,658
Premiums receivable, net (credit allowance of $17 and $49, respectively)	18,630	45,924
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $39 and $97, respectively)	147,065	340,820
Ceded unearned premiums	199,426	155,301
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	43,166	21,149
Intangible assets, net	6,518	8,548
Other assets	13,284	36,718
Assets held for sale	74,537	77,143
Total Assets	$1,143,874	$1,062,378
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$173,322	$347,738
Unearned premiums	307,325	276,157
Reinsurance payable on premiums	122,597	—
Payments outstanding	4,479	706
Accounts payable and accrued expenses	75,525	74,783
Operating lease liability	23	739
Other liabilities	2,960	672
Notes payable, net	148,937	148,688
Liabilities held for sale	49,124	44,130
Total Liabilities	$884,292	$893,613
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,417,045 and 46,989,089 issued, respectively; 48,204,962 and 46,777,006 outstanding, respectively	5	5
Additional paid-in capital	437,241	423,717
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(11,617)	(17,137)
Retained earnings (deficit)	(165,616)	(237,389)
Total Stockholders' Equity	$259,582	$168,765
Total Liabilities and Stockholders' Equity	$1,143,874	$1,062,378
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUE:
Gross premiums written	$93,016	$93,986	$507,066	$507,449
Change in gross unearned premiums	67,162	63,791	(31,168)	(61,860)
Gross premiums earned	160,178	157,777	475,898	445,589
Ceded premiums earned	(85,692)	(107,513)	(275,400)	(232,670)
Net premiums earned	74,486	50,264	200,498	212,919
Net investment income	6,110	2,087	15,474	6,225
Net realized investment income (losses)	(3)	4	(124)	(6,787)
Net unrealized gains on equity securities	1,543	177	1,542	792
Total revenue	82,136	52,532	217,390	213,149
EXPENSES:
Losses and loss adjustment expenses	11,774	9,822	39,525	39,968
Policy acquisition costs	20,942	13,606	44,476	62,298
Operating expenses	2,115	2,081	6,492	6,962
General and administrative expenses	8,174	6,011	26,987	21,036
Interest expense	3,067	2,718	9,212	8,156
Total expenses	46,072	34,238	126,692	138,420
Income before other income	36,064	18,294	90,698	74,729
Other income (loss)	453	(237)	2,074	1,157
Income before income taxes	36,517	18,057	92,772	75,886
Provision for income taxes	8,848	3,042	22,321	8,062
Income from continuing operations, net of tax	$27,669	$15,015	$70,451	$67,824
Income (loss) from discontinued operations, net of tax	450	(4,447)	321	227,803
Net income	28,119	10,568	$70,772	$295,627
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	7,529	(2,761)	7,404	(698)
Reclassification adjustment for net realized investment losses (gains)	3	(2)	124	6,806
Income tax benefit related to items of other comprehensive income (loss)	—	—	—	—
Total comprehensive income	$35,651	$7,805	$78,300	$301,735

Weighted average shares outstanding
Basic	48,066,358	43,301,388	47,742,744	43,220,084
Diluted	49,521,246	44,142,693	49,255,071	43,888,665

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.58	$0.34	$1.48	$1.57
Discontinued operations	0.01	(0.10)	0.01	5.27
Total	$0.59	$0.24	$1.49	$6.84
Diluted
Continuing operations	$0.56	$0.34	$1.43	$1.54
Discontinued operations	0.01	(0.10)	0.01	5.19
Total	$0.57	$0.24	$1.44	$6.73
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC
	Number of Shares	Dollars

June 30, 2023	43,406,486	$4	$396,136	$(431)	$(21,072)	$(262,241)	$112,396
Net income	—	—	—	—	—	10,568	10,568
Other comprehensive loss, net	—	—	—	—	(2,763)	—	(2,763)
Stock Compensation	—	—	410	—	—	—	410
Issuance of common stock	5,200	—	38	—	—	—	38
September 30, 2023	43,411,686	$4	$396,584	$(431)	$(23,835)	$(251,673)	$120,649

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity Attributable to ACIC
	Number of Shares	Dollars

June 30, 2024	48,132,370	$5	$436,383	$(431)	$(19,149)	$(193,735)	$223,073
Net Income	—	—	—	—	—	28,119	28,119
Other comprehensive income, net	—	—	—	—	7,532	—	7,532
Stock Compensation	12,592	—	694	—	—	—	694
Issuance of common stock, including exercise of stock options	60,000	—	164	—	—	—	164
September 30, 2024	48,204,962	$5	$437,241	$(431)	$(11,617)	$(165,616)	$259,582

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficit)
	Number of Shares	Dollars

December 31, 2022	43,280,173	$4	$395,631	$(431)	$(30,947)	$(546,296)	$(182,039)
Net income	—	—	—	—	—	295,627	295,627
Other comprehensive income, net	—	—	—	—	6,108	—	6,108
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	1,004	(1,004)	—
Stock Compensation	126,313	—	915	—	—	—	915
Issuance of common stock	5,200		38				38
September 30, 2023	43,411,686	$4	$396,584	$(431)	$(23,835)	$(251,673)	$120,649

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Number of Shares	Dollars

December 31, 2023	46,777,006	$5	$423,717	$(431)	$(17,137)	$(237,389)	$168,765
Net Income	—	—	—	—	—	70,772	70,772
Other comprehensive income, net	—	—	—	—	7,528	—	7,528
Stock Compensation	332,956	—	1,903	—	—	—	1,903
Issuance of common stock, including exercise of stock options	1,095,000	—	11,621	—	—	—	11,621
Impact of Deconsolidation of Discontinued Operations	—	—	—	—	(2,008)	1,001	(1,007)
September 30, 2024	48,204,962	$5	$437,241	$(431)	$(11,617)	$(165,616)	$259,582

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$70,772	$295,627
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,614	6,391
Bond amortization and accretion	553	759
Net realized losses on investments	190	5,464
Net unrealized gains on equity securities	(1,542)	(2,871)
Provision for uncollectable premiums	32	11
Provision for uncollectable reinsurance recoverables	58	226
Deferred income taxes, net	(2,558)	13,344
Stock based compensation	1,903	915
Gain on sale of property and equipment	—	(588)
Fixed asset disposal	129	1,147
Gain on disposition of former subsidiary	(1,007)	(238,440)
Changes in operating assets and liabilities:
Accrued investment income	(1,579)	647
Premiums receivable	26,425	40,851
Reinsurance recoverable on paid and unpaid losses	193,719	633,895
Ceded unearned premiums	(45,792)	(103,504)
Deferred policy acquisition costs, net	(22,067)	30,170
Other assets	26,368	(53,938)
Unpaid losses and loss adjustment expenses	(175,543)	(583,101)
Unearned premiums	35,857	(121,742)
Reinsurance payable on premiums	124,656	(43,321)
Payments outstanding	4,707	(59,183)
Accounts payable and accrued expenses	999	13,422
Operating lease liability	(739)	(748)
Other liabilities	(248)	(20,322)
Net cash provided by (used in) operating activities	$241,907	$(184,889)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	12,687	234,403
Equity securities	—	40,436
Other investments	12,111	2,397
Purchases of:
Fixed maturities	(140,667)	(11,786)
Equity securities	(23,995)	(79)
Other investments	(23,029)	(1,494)
Proceeds from sale of property and equipment	—	629
Cost of property, equipment and capitalized software acquired	(11)	(196)
Disposition of cash on divestiture of subsidiary	—	(232,582)
Net cash provided by (used in) investing activities	$(162,904)	$31,728
FINANCING ACTIVITIES
Proceeds from issuance of common stock, including exercise of stock options	$11,621	$38
Net cash provided by financing activities	$11,621	$38
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified as assets held for sale	90,624	(153,123)
Cash, cash equivalents and restricted cash at beginning of period	171,832	283,611
Cash, cash equivalents and restricted at end of period	$262,456	$130,488
Supplemental Cash Flows Information
Interest paid	$5,438	$5,438
Income taxes refunded	$(6,564)	$(10,591)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

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

On May 9, 2024, the Company entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC (Forza) in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholders' equity on the closing date. Closing is subject to customary closing conditions, including New York Department of Financial Services (NYDFS) approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. As a result, IIC results of operations and assets and liabilities are captured within discontinued operations and are discussed in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements below.

On February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (DFS), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, are discussed in Note 3 below.

Our primary products are commercial and homeowners' residential property insurance. We currently offer commercial residential insurance in Florida and personal residential insurance in New York. As a result of the Sale Agreement described above and resulting in classification of IIC as discontinued operations, the remaining activity captured within continuing operations supports only our commercial residential insurance offerings. Given this fact pattern, as of September 30, 2024, we conduct our operations under one reportable segment. Our chief operating decision maker is our President.

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
September 30, 2024
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
•Results of operations are reported in a single line, net of tax, in the Unaudited Condensed Consolidated Statements of Comprehensive Income; and
•Assets and liabilities are reported as held for disposal in the Unaudited Condensed Consolidated Balance Sheets.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

The results from IIC's discontinued operations for the three and nine months ended September 30, 2024 and 2023 are presented below.

IIC Results from Discontinued Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Gross premiums written	$12,402	$9,886	$31,261	$27,431
Change in gross unearned premiums	(3,140)	(1,903)	(4,689)	(4,585)
Gross premiums earned	9,262	7,983	26,572	22,846
Ceded premiums earned	(2,256)	(2,439)	(7,025)	(9,464)
Net premiums earned	7,006	5,544	19,547	13,382
Net investment income	539	622	1,563	1,765
Net realized investment losses	(13)	(2)	(66)	(19)
Other revenue	18	18	49	52
Total revenue	7,550	6,182	21,093	15,180
EXPENSES:
Losses and loss adjustment expenses	4,448	3,942	13,767	11,123
Policy acquisition costs	2,052	1,994	6,234	5,819
Operating expenses	328	718	1,091	1,279
General and administrative expenses	126	120	918	471
Total expenses	6,954	6,774	22,010	18,692
Income (loss) before other income	596	(592)	(917)	(3,512)
Other income	—	11	—	11
Income (loss) before income taxes	596	(581)	(917)	(3,501)
Provision (benefit) for income taxes (1)	146	61	(1,238)	(769)
Income (loss) from discontinued operations, net of tax	$450	$(642)	$321	$(2,732)
(1) 2024 year-to-date results include $1,007,000 in tax benefit related to discontinued operations outside of IIC stand-alone results.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

The major classes of IIC assets and liabilities as of September 30, 2024 and December 31, 2023 are presented below.

IIC Major Classes of Assets and Liabilities to be Sold
	September 30, 2024	December 31, 2023
ASSETS
Fixed maturities, available-for-sale	$36,726	$42,316
Other investments	969	—
Cash and cash equivalents	22,058	14,832
Accrued investment income	324	337
Premiums receivable, net	2,186	1,350
Reinsurance recoverable on paid and unpaid losses, net	260	282
Ceded unearned premiums	5,514	3,846
Deferred policy acquisition costs, net	3,942	3,892
Intangible assets, net	775	775
Other assets	1,783	1,418
Total assets	$74,537	$69,048

LIABILITIES
Unpaid losses and loss adjustment expenses	$21,356	$22,483
Unearned premiums	21,589	16,900
Reinsurance payable on premiums	2,376	2,312
Payments outstanding	2,344	1,410
Accounts payable and accrued expenses	757	501
Operating lease liability	13	37
Other liabilities	689	487
Total Liabilities	$49,124	$44,130

On August 25, 2022, we announced that our former subsidiary, UPC, had filed plans for withdrawal in the states of Florida, Louisiana, and Texas and intended to file a plan for withdrawal in the state of New York. All filed plans entailed non-renewing personal lines policies in these states. Additionally, we announced that Demotech, an insurance rating agency, notified UPC of its intent to withdraw UPC's Financial Stability Rating. On December 5, 2022, the Florida Office of Insurance Regulation issued Consent Order No. 303643-22- CO that provided for the administrative supervision and approval of the plan of run-off for UPC (the "Consent Order"). The Consent Order provided formal approval of UPC's Plan of Run-Off (the "Plan") to facilitate a solvent wind down of its affairs in an orderly fashion. On February 10, 2023, we announced that a solvent run-off of UPC was unlikely, driven by Hurricane Ian losses which exhausted UPC's reinsurance coverage. On February 27, 2023, UPC was placed into receivership with the DFS which divested our ownership of UPC.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

The results from UPC's discontinued operations, including the supporting activities provided by SCS, SLS and UIM for the three and nine months ended September 30, 2024 and 2023 are presented below.

UPC Results from Discontinued Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Gross premiums written	$—	$—	$—	$(120,608)
Change in gross unearned premiums	—	—	—	198,154
Gross premiums earned	—	—	—	77,546
Ceded premiums earned	—	—	—	(48,203)
Net premiums earned	—	—	—	29,343
Net investment income	—	—	—	2,182
Net realized investment gains	—	—	—	1,343
Net unrealized gains on equity securities	—	—	—	2,080
Other revenue	—	—	—	2,717
Total revenue	—	—	—	37,665
EXPENSES:
Losses and loss adjustment expenses	—	851	—	37,268
Policy acquisition costs	—	—	—	(1,522)
Operating expenses	—	153	—	4,656
General and administrative expenses	—	2,872	—	5,431
Interest expense	—	—	—	22
Total expenses	—	3,876	—	45,855
Loss before income taxes	—	(3,876)	—	(8,190)
Provision (benefit) for income taxes	—	(71)	—	(285)
Loss from discontinued operations, net of tax	$—	$(3,805)	$—	$(7,905)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $238,440,000 for the three months ended March 31, 2023. This gain was driven by the negative equity position of UPC prior to the divestiture.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

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

During the first quarter of 2024, due to a change in circumstances, the Company evaluated its capitalized software, previously classified as held for disposal at December 31, 2023. As a result of this evaluation, it was determined that the use case of the software by the Company has shifted. The Company has reclassified this asset and the associated amortization expense in the current period presented within this footnote in accordance with GAAP guidance, resulting in amortization expense for the capitalized software being captured in continuing operations prospectively. Property and equipment of $8,095,000 at December 31, 2023 was also reclassed at March 31, 2024, before current quarter amortization.

In addition to the item related to capitalized software noted above, there were no non-cash transactions during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, amortization attributed to discontinued operations totaled $2,141,000 and $2,680,000, respectively.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
4)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at September 30, 2024 and December 31, 2023:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
U.S. government and agency securities	$156,119	$1,602	$—	$157,721
Foreign government	438	1	—	439
States, municipalities and political subdivisions	18,386	9	1,597	16,798
Public utilities	5,061	4	301	4,764
Corporate securities	62,090	26	5,294	56,822
Mortgage-backed securities	37,199	—	4,709	32,490
Asset-backed securities	10,136	1	798	9,339
Total fixed maturities	$289,429	$1,643	$12,699	$278,373

December 31, 2023
U.S. government and agency securities	$25,995	$10	$3	$26,002
States, municipalities and political subdivisions	19,168	—	2,204	16,964
Public utilities	3,726	—	438	3,288
Corporate securities	55,230	9	7,213	48,026
Mortgage-backed securities	40,876	—	6,254	34,622
Asset-backed securities	10,691	—	1,206	9,485
Total fixed maturities	$155,686	$19	$17,318	$138,387

Equity securities are summarized as follows:

	September 30, 2024		December 31, 2023
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$25,950	100.0%	$—	—%

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

When the Company sells investments, the Company calculates the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the three and nine months ended September 30, 2024 and 2023, respectively:

	2024		2023
	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)
Three Months Ended September 30,
Fixed maturities	$—	$2,516	$—	$1,528
Short-term investments	—	5,000	—	—
Other investments	—	—	3	1,151
Total realized gains	—	7,516	3	2,679
Fixed maturities	(3)	62	1	58
Total realized losses	(3)	62	1	58
Net realized investment gains (losses)	$(3)	$7,578	$4	$2,737
Nine Months Ended September 30,
Fixed maturities	$—	$5,593	$4	$5,200
Equity securities	—	—	165	5,786
Short-term investments	—	5,000	—	126
Other investments	—	2,000	3	1,151
Total realized gains	—	12,593	172	12,263
Fixed maturities	(124)	443	(6,294)	38,793
Equity securities	—	—	(665)	10,372
Short-term investments	—	4,999	—	—
Total realized losses	(124)	5,442	(6,959)	49,165
Net realized investment gains (losses)	$(124)	$18,035	$(6,787)	$61,428
(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes our fixed maturities at September 30, 2024 by contractual maturity period. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2024
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$103,910	35.8%	$104,436	37.5%
Due after one year through five years	98,265	34.0	97,124	34.9
Due after five years through ten years	37,924	13.1	33,383	12.0
Due after ten years	1,995	0.7	1,601	0.6
Asset and mortgage-backed securities	47,335	16.4	41,829	15.0
Total	$289,429	100.0%	$278,373	100.0%

The following table summarizes net investment income by major investment category:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturities	$2,513	$691	$4,499	$2,352
Equity securities	120	—	185	81
Cash and cash equivalents	3,236	1,473	10,332	4,055
Other investments	353	(33)	648	(111)
Investment income	6,222	2,131	15,664	6,377
Investment expenses	(112)	(44)	(190)	(152)
Net investment income	$6,110	$2,087	$15,474	$6,225

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

During the nine months ended September 30, 2024, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at September 30, 2024. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

The following table presents an aging of our unrealized investment losses by investment class:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2024
U.S. government and agency securities	—	$—	$—	—	$—	$—
States, municipalities and political subdivisions	—	—	—	28	1,597	16,277
Public utilities	2	5	529	6	296	3,392
Corporate securities	19	41	7,149	81	5,253	47,129
Mortgage-backed securities	1	1	259	63	4,708	32,231
Asset-backed securities	1	—	126	23	798	8,462
Total fixed maturities	23	$47	$8,063	201	$12,652	$107,491

December 31, 2023
U.S. government and agency securities	9	$3	$19,943	—	$—	$—
States, municipalities and political subdivisions	1	7	507	29	2,197	16,457
Public utilities	—	—	—	6	438	3,288
Corporate securities	1	6	511	85	7,207	46,708
Mortgage-backed securities	1	5	269	69	6,249	34,353
Asset-backed securities	2	3	616	24	1,203	8,869
Total fixed maturities	14	$24	$21,846	213	$17,294	$109,675
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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2024 and December 31, 2023. Changes in interest rates subsequent to September 30, 2024 may affect the fair value of our investments.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive loss on our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2024 and December 31, 2023, respectively:

	Total	Level 1	Level 2	Level 3
September 30, 2024
U.S. government and agency securities	$157,721	$—	$157,721	$—
Foreign government	439	—	439	—
States, municipalities and political subdivisions	16,798	—	16,798	—
Public utilities	4,764	—	4,764	—
Corporate securities	56,822	—	56,822	—
Mortgage-backed securities	32,490	—	32,490	—
Asset-backed securities	9,339	—	9,339	—
Total fixed maturities	278,373	—	278,373	—
Mutual funds	25,950	25,950	—	—
Total equity securities	25,950	25,950	—	—
Other investments (1)	24,433	—	24,433	—
Total investments	$328,756	$25,950	$302,806	$—

December 31, 2023
U.S. government and agency securities	$26,002	$—	$26,002	$—
States, municipalities and political subdivisions	16,964	—	16,964	—
Public utilities	3,288	—	3,288	—
Corporate securities	48,026	—	48,026	—
Mortgage-backed securities	34,622	—	34,622	—
Asset-backed securities	9,485	—	9,485	—
Total fixed maturities	138,387	—	138,387	—
Other investments (1)	14,004	—	14,004	—
Total investments	$152,391	$—	$152,391	$—
(1) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at September 30, 2024 and December 31, 2023.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2024 and December 31, 2023, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of our senior notes approximate fair value as the interest rates and terms are variable.

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

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During the quarter ended September 30, 2024, we transferred no investments between levels.

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

The information presented in the table below is as of September 30, 2024:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2024
Limited partnership investments (1)	$1,992	$170	$203	$1,959
Short-term investments	24,301	132	—	24,433
Total other investments	$26,293	$302	$203	$26,392
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

The following table presents the components of restricted assets:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

	September 30, 2024	December 31, 2023
Trust funds	$56,910	$17,439
Cash on deposit (regulatory deposits)	341	631
Total restricted cash	$57,251	$18,070

5)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to ACIC common stockholders	$28,119	$10,568	$70,772	$295,627

Denominator:
Weighted-average shares outstanding	48,066,358	43,301,388	47,742,744	43,220,084
Effect of dilutive securities	1,454,888	841,305	1,512,327	668,581
Weighted-average diluted shares	49,521,246	44,142,693	49,255,071	43,888,665

Earnings available to ACIC common stockholders per share
Basic	$0.59	$0.24	$1.49	$6.84
Diluted	$0.57	$0.24	$1.44	$6.73

See Note 16 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

6)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Computer hardware and software	$15,282	$7,925
Office furniture and equipment	688	748
Leasehold improvements	—	311
Total, at cost	15,970	8,984
Less: accumulated depreciation and amortization	(8,670)	(5,326)
Property and equipment, net	$7,300	$3,658

Depreciation and amortization expense under property and equipment was $1,218,000 and $3,744,000 for the three and nine months ended September 30, 2024, respectively. During the first quarter of 2024, we moved capitalized software from discontinued operations to continuing operations to align with the Company's use of the system in the current year. Please see Note 3 for more detail. Depreciation and amortization expense under property and equipment was $296,000 and $1,026,000 for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2024, we

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
disposed of leasehold improvements totaling $311,000. The accumulated depreciation on these improvements totaled $232,000 at the time of disposal. We disposed of computer hardware and software totaling $147,000. The accumulated depreciation on these systems totaled $98,000 at the time of disposal. In addition, we disposed of office furniture totaling $72,000. The accumulated depreciation on the office furniture totaled $69,000 at the time of disposal. We also impaired software totaling $591,000, due to lower expected cash flows over the remaining life of the software. During the year ended December 31, 2023, we sold leased vehicles totaling $1,069,000. The accumulated depreciation on these vehicles totaled $1,038,000 at the time of disposal. We realized a net gain on this disposal of $559,000. We disposed of computer hardware and software totaling $1,061,000. The accumulated depreciation on these systems totaled $379,000 at the time of disposal. In addition, we disposed of office furniture totaling $749,000 during the period. Accumulated depreciation at the time of this disposal totaled $702,000. These gains (losses), and the impairment described above are reflected within "Other income" on the Unaudited Condensed Consolidated Statements of Comprehensive Income.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at September 30, 2024 and December 31, 2023 was $59,476,000.

No impairment in the value of goodwill was recognized during the nine month period ended September 30, 2024.

There was no goodwill acquired or disposed of during the nine month periods ended September 30, 2024 and 2023. Accumulated impairment related to goodwill was $10,156,000 at September 30, 2024 and December 31, 2023. Accumulated impairment is attributed to IIC.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Condensed Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Intangible assets subject to amortization	$6,095	$8,125
Indefinite-lived intangible assets(1)	423	423
Total	$6,518	$8,548
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2024
Agency agreements acquired	2.5	34,661	(28,566)	6,095
Trade names acquired	—	6,381	(6,381)	—
Total		$41,042	$(34,947)	$6,095

December 31, 2023
Agency agreements acquired	3.3	34,661	(26,738)	7,923
Trade names acquired	0.3	6,381	(6,179)	202
Total		$41,042	$(32,917)	$8,125

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the nine months ended September 30, 2024 and 2023. However, during the nine months ended September 30, 2023, we disposed of intangible assets totaling $200,000.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

Amortization expense of our intangible assets was $610,000 and $812,000 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense of our intangible assets was $2,030,000 and $2,436,000 for the nine months ended September 30, 2024 and 2023, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2024 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2024	$611
2025	2,438
2026	2,438
2027	608
2028	—
2029	—

8)    REINSURANCE

Our catastrophe reinsurance programs are designed primarily by utilizing third-party catastrophe modeling software and consulting with third-party reinsurance experts to project our exposure to catastrophe events. We evaluate modeled expected losses developed by the catastrophe modeling software using our risk portfolio data to estimate probable maximum losses ("PML") across multiple return periods and the average annual loss. The Company monitors and manages its catastrophe risk using this model output along with other internal and external data sources, such as our historical loss experience and industry loss experience, to develop our view of catastrophe risk.

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,260,000,000 for a first occurrence and $1,610,000,000 in the aggregate. Under this program, our GAAP retention on a first event is $20,500,000 ($10,000,000 retained by AmCoastal under statutory accounting principals (STAT retained), $10,500,000 retained separately by our captive). We have purchased second and third event retrocession coverage, reducing our second and third event GAAP retentions to $13,000,000 ($10,000,000 STAT retained by AmCoastal, $3,000,000

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
retained separately by our captive). AmCoastal’s program provides sufficient coverage for approximately a 1-in-206-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $172,000,000 in the aggregate. This agreement provides sufficient coverage for a 1-in-450-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.2%.

IIC’s core catastrophe reinsurance program, which is reported under discontinued operations, provides coverage up to an exhaustion point of approximately $82,500,000 in the aggregate, with a retention of $2,500,000 per occurrence. Based on IIC’s PML, the program provides sufficient coverage for two 1-in-130-year events in the same season, indicating the probability of a single occurrence exceeding protection purchased is no more than 0.1%.

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

Where we think prudent, particularly where premium rates are high relative to the risk, we retain risk whereby AmCoastal purchases reinsurance from UPC Re, our captive reinsurance entity. UPC Re participates on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, UPC Re participates in a 30% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred. The table below outlines the participation of UPC Re for each program, including premium received and capital at risk.

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

The table below outlines our external quota share agreements in effect for the nine months ended September 30, 2024 and 2023. The impacts of these quota share agreements on the financial statements of our former subsidiary, UPC, are included in discontinued operations in 2023.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
(2) The cession rate of this treaty is reduced from 20% to 15% effective 06/01/2025 - 06/01/2026.
(3) This treaty provided coverage on our in-force, new and renewal policies until these states were transitioned to HCPCI and TypTap upon renewal.

Reinsurance recoverable at the balance sheet dates consists of the following:

	September 30,	December 31,
	2024	2023
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$113,871	$271,736
Reinsurance recoverable on paid losses and loss adjustment expenses	33,194	69,084
Reinsurance recoverable (1)	$147,065	$340,820
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 12.

9) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
We determine the reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported ("IBNR") claims as of the balance sheet date.
The table below shows the analysis of our reserve for unpaid losses for the nine months ended September 30, 2024 and 2023 on a GAAP basis:

	September 30,
	2024	2023
Balance at January 1	$347,738	$816,489
Less: reinsurance recoverable on unpaid losses	271,736	731,666
Net balance at January 1	$76,002	$84,823

Incurred related to:
Current year	41,904	51,180
Prior years	(2,379)	(11,212)
Total incurred	$39,525	$39,968
Paid related to:
Current year	29,577	34,746
Prior years	26,499	5,612
Total paid	$56,076	$40,358

Net balance at September 30	$59,451	$84,433
Plus: reinsurance recoverable on unpaid losses	113,871	337,265
Balance at September 30	$173,322	$421,698

Composition of reserve for unpaid losses and LAE:
Case reserves	$51,549	$128,503
IBNR reserves	121,773	293,195
Balance at September 30	$173,322	$421,698

Based upon our internal analysis and our review of the annual statement of actuarial opinion provided by our actuarial consultants at December 31, 2023, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in both 2024 and 2023 related to prior year losses. This favorable development came as a result of re-estimating ultimate losses in 2024 and 2023 based on historical loss trends. The prior year loss payments made by the Company during the nine months ended September 30, 2024 were higher than the loss

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
payments made during the nine months ended September 30, 2023, driven by catastrophe loss payments. The current year loss payments made by the Company during the nine months ended September 30, 2024 and September 30, 2023 remained relatively flat. Case and IBNR reserves and reinsurance recoverable on unpaid losses also decreased when compared to the prior period as a result of the continued settlement of prior year claims with no similar losses in 2023 or the current year.

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

Debt Issuance Costs

The table below presents the roll forward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the nine months ended September 30, 2024 and 2023:

	2024	2023
Balance at January 1,	$1,312	$1,645
Amortization	(249)	(249)
Balance at September 30,	$1,063	$1,396

11)    COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in claims-related legal actions arising in the ordinary course of business. We accrue amounts resulting from claims-related legal actions in unpaid losses and LAE during the period when that we determine an unfavorable outcome becomes probable and we can estimate the amounts. Management makes revisions to our estimates based on its analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPC's insolvency and demands immediate tender of our director and officer’s policy limit of $40,000,000 where we have a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to our indemnification obligation, during 2023, we accrued the policy retention amount of $1,500,000. This claim remains open as of September 30, 2024.

Commitments to fund partnership investments

We have fully funded two limited partnership investments. We have no unfunded commitments at September 30, 2024 and December 31, 2023.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment and a parking lot under operating leases.

The classification of operating and lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Other assets	$24	$562
Total lease assets		$24	$562

Liabilities
Operating lease liabilities	Operating lease liability	$23	$739
Total lease liabilities		$23	$739

The components of lease expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$58	$208	$103	$624
Financing lease expense:
Amortization of leased assets	—	—	—	9
Net lease expense	$58	$208	$103	$633

At September 30, 2024, future minimum gross lease payments relating to these non-cancellable operating lease agreements were as follows:

September 30, 2024
Remaining in 2024	$5
2025	19
2026	3
2027	—
Total undiscounted future minimum lease payments	27
Less: Imputed interest	(4)
Present value of lease liabilities	$23

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (months)	17	17
Weighted average discount rate	3.78%	3.29%

There were no other cash or non-cash related activities during the nine months ended September 30, 2024 and 2023.

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

Subleases

We previously leased and occupied office space in which we no longer operate. Effective October 1, 2022, this office space was subleased to a third-party. The sublease was effective from October 1, 2022 through July 31, 2025, with no option to extend. However, on February 29, 2024, this sublease was cancelled as a part of an agreement to terminate the original lease associated with the office space. During the nine months ended September 30, 2024, we recognized $33,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of September 30, 2024, we have received $5,718,000 from the IRS related to this refund. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We have not recognized this gain contingency of $10,161,000 within our financial statements except for the $5,718,000 that has already been received.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with our former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, we have not received data related to UPC losses that could unfavorably shift AmCoastal’s commission related to these contracts. In addition, we cannot reasonably determine how this shift will be allocated between the contracted parties. Until we receive this loss data and provide the updated calculations to both our reinsurance partners and the DFS, as receiver of UPC, we are unable to estimate the impact, however, we believe a loss contingency related to these commissions may exist as of September 30, 2024.

We will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

12)    ALLOWANCE FOR EXPECTED CREDIT LOSSES

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
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

The following tables summarize our allowance for expected credit losses by pooled asset for the nine months ended September 30, 2024 and 2023, respectively:

September 30, 2024	December 31, 2023	Provision for expected credit losses	Write-offs	September 30, 2024
Premiums Receivable	$49	$(32)	$—	$17
Reinsurance Recoverables	97	(58)	—	39
Total	$146	$(90)	$—	$56

September 30, 2023	December 31, 2022	Provision for expected credit losses	Write-offs	September 30, 2023
Premiums Receivable	$31	$(13)	$2	$20
Reinsurance Recoverables	333	(226)	—	107
Total	$364	$(239)	$2	$127

As of September 30, 2024 and 2023, the Company had no allowance for expected credit losses related to our investment holdings.

13)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled in Florida, and IIC is domiciled in New York. At September 30, 2024, and during the nine months then ended, AmCoastal and IIC met all regulatory requirements of the states in which they operate.

During 2023, we received two assessment notices from the Florida Insurance Guaranty Association ("FIGA"). These assessments will be 1.0% and 0.7% on direct written premiums of all covered lines of business in Florida to cover the cost of insurance companies facing insolvency. These assessments are in addition to the 1.3% assessment, described below, and is recoupable from policyholders. During 2022, we received an assessment notice from FIGA. This assessment was 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency.

The National Association of Insurance Commissioners ("NAIC") has Risk-Based Capital ("RBC") guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida and New York, have enacted statutory requirements adopting the NAIC RBC guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

The state laws of Florida and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiaries' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements. Additionally, in connection with our former subsidiary UPC's plan for run off, IIC has agreed not to pay ordinary dividends without prior approval of the NYDFS until January 1, 2025.

Our insurance subsidiaries must each file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AmCoastal	$27,821	$18,668	$69,761	$77,781
IIC	169	(809)	(632)	(3,290)
Total	$27,990	$17,859	$69,129	$74,491

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At September 30, 2024, we met these requirements. The table below details the amount of surplus as regards policyholders for each of our regulated entities at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
AmCoastal	214,277	143,452
IIC	22,202	22,661
Total	$236,479	$166,113

14)    ACCUMULATED OTHER COMPREHENSIVE LOSS

We report changes in other comprehensive income (loss) items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on our Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2023	$(20,238)	$3,101	$(17,137)
Changes in net unrealized losses on investments	7,404	31	7,435
Reclassification adjustment for realized losses	124	(31)	93
Impact of Deconsolidation of Discontinued Operations	(8)	(2,000)	(2,008)
September 30, 2024	$(12,718)	$1,101	$(11,617)

15)    STOCKHOLDERS' EQUITY

Our Board of Directors declared no dividends on our outstanding shares of common stock to stockholders of record during 2023 or 2024.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of September 30, 2024, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of September 30, 2024, 4,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

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

The following table presents our total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock-based compensation expense
Pre-tax	$556	$350	$1,593	$738
Post-tax (1)	439	277	1,258	583
Director stock-based compensation expense
Pre-tax	138	60	310	115
Post-tax (1)	109	47	245	91
(1) The after-tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $3,329,000 of unrecognized stock compensation expense at September 30, 2024 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 2.1 years. We had approximately $340,000 of unrecognized director stock-based compensation expense at September 30, 2024 related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.6 years.

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

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the awards.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
We granted 96,967 shares of restricted common stock during the three months ended September 30, 2024, which had a weighted-average grant date fair value of $7.88 per share. We did not grant shares of restricted common stock during the three months ended September 30, 2023. We granted 598,713 and 45,000 shares of restricted common stock during the nine months ended September 30, 2024 and 2023, respectively, which had a weighted-average grant date fair value of $7.41 and $5.25, respectively. Additionally, during the nine month period ended September 30, 2023, the Company granted 262,933 shares of restricted common stock, with a fair value of $4.33, which were contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. This increase was approved during our 2024 annual meeting of stockholders and the impact of the contingent grants are included in the granted shares described above and seen in the table below.

The following table presents certain information related to the activity of our non-vested restricted common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	445,646	$2.64
Granted (1)	598,713	7.41
Less: Forfeited	1,476	4.56
Less: Vested	436,472	3.36
Outstanding as of September 30, 2024	606,411	$6.23
(1) Contingent shares granted during 2023 have been included in the calculation of 2024's granted values.

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

We granted 196,275 stock options for the nine months ended September 30, 2024, which had a weighted average grant date fair value of $4.82 per share. Additionally, during the nine months ended September 30, 2023, the Company granted 123,399 stock options, with a fair value of $3.08, which were contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. This increase was approved during our 2024 annual meeting of stockholders and the impact of the contingent grants are included in the granted options described above and seen in the table below.

The following table presents certain information related to the activity of our non-vested stock option grants:

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Outstanding as of December 31, 2023	1,028,760	$3.83	7.80	$6,151,000
Granted (1)	196,275	4.82	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	95,000	2.35	—	—
Outstanding as of September 30, 2024	1,130,035	$4.12	7.47	$8,360,000

Vested as of September 30, 2024(2)	1,276,019	$4.30	7.04	$6,147,000
Exercisable as of September 30, 2024	840,768	$4.30	7.04	$6,147,000
(1) Contingent shares granted during 2023 have been included in the calculation of 2024's granted values.
(2) The vested shares are calculated based on all vested shares at September 30, 2024, inclusive of those that have since expired. The weighted average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value is calculated based on only vested shares that are outstanding and exercisable at September 30, 2024.
(3) Presented in ones.

17)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Effective October 1, 2024, the Company's new headquarter office lease located in Suite 100 in the building at 570 Carillon Parkway, St. Petersburg, Florida 33176 commenced. This lease will expire February 28, 2035 unless extended or sooner terminated within the terms of the lease. The Company will recognize a right-of-use operating asset and operating lease liability of $3,256,000 associated with this lease on the date of commencement.

On October 9, 2024, Hurricane Milton made landfall in Florida as a category three hurricane. The Company estimates net current accident quarter catastrophe losses incurred from Hurricane Milton to be approximately $16.2 million, net of tax impacts. $7.9 million of this impact is retained by AmCoastal, with $8.3 million being retained by the Company's captive reinsurance entity. The Company also expects to incur $13.0 million of reinstatement premiums that will be amortized as ceded premiums earned over the remaining eight month coverage period, from October 2024 through May 2025.

On October 29, 2024, the Company assumed 87 new policies from Citizens through the Citizens Depopulation Program with approximately $10.7 million of premium.

AMERICAN COASTAL INSURANCE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 and the revised items of our Form 10-K for the year ended December 31, 2023, filed as Exhibit 99.1 to Form 8-K on October 4, 2024. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

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

On May 9, 2024, the Company entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC (Forza) in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's shareholders' equity under U.S. generally accepted accounting principles (GAAP) on the closing date. Closing is subject to customary closing conditions, including New York Department of Financial Services (NYDFS) approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. As a result, IIC results of operations and assets and liabilities are captured within discontinued operations and can be seen in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements above.

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

Our policies in-force decreased by 1.7% from 23,162 policies in-force at September 30, 2023 to 22,775 policies in-force at September 30, 2024. These values include IIC policies in-force, whose results are captured within discontinued operations. For more information regarding the concentration of our policies in force, please see the discontinued operations and results of operations sections below.

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

AMERICAN COASTAL INSURANCE CORPORATION

2024 Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Gross premiums written	$93,016	$93,986	$507,066	$507,449
Gross premiums earned	160,178	157,777	475,898	445,589
Net premiums earned	74,486	50,264	200,498	212,919
Total revenues	82,136	52,532	217,390	213,149
Income from continuing operations, net of tax	27,669	15,015	70,451	67,824
Income (loss) from discontinued operations, net of tax	450	(4,447)	321	227,803
Consolidated net income	28,119	10,568	70,772	295,627
Net income available to ACIC stockholders per diluted share
Continuing Operations	$0.56	$0.34	$1.43	$1.54
Discontinued Operations	0.01	(0.10)	0.01	5.19
Total	$0.57	$0.24	$1.44	$6.73

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets and goodwill impairment	$610	$812	$2,031	$2,436
Less: Income (loss) from discontinued operations, net of tax	450	(4,447)	321	227,803
Less: Realized gains (losses) on investment portfolio	(3)	4	(124)	(6,787)
Less: Unrealized gains on equity securities	1,543	177	1,542	792
Less: Net tax impact (1)	(195)	133	129	1,771
Core income (2)	26,934	15,513	70,935	74,484
Core income per diluted share(2)	$0.54	$0.35	$1.44	$1.70

Book value per share			$5.38	$2.78
(1) In order to reconcile the net income to the core income measure, we included the tax impact of all adjustments using the 21% corporate federal tax rate.
(2) Core income, a measure that is not based on GAAP, is reconciled above to net income, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-Q is in "Definitions of Non-GAAP Measures" below.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Gross premiums written	$93,016	$93,986	$507,066	$507,449
Change in gross unearned premiums	67,162	63,791	(31,168)	(61,860)
Gross premiums earned	160,178	157,777	475,898	445,589
Ceded premiums earned	(85,692)	(107,513)	(275,400)	(232,670)
Net premiums earned	74,486	50,264	200,498	212,919
Net investment income	6,110	2,087	15,474	6,225
Net realized investment gains (losses)	(3)	4	(124)	(6,787)
Net unrealized gains on equity securities	1,543	177	1,542	792
Total revenue	82,136	52,532	217,390	213,149
EXPENSES:
Losses and loss adjustment expenses	11,774	9,822	39,525	39,968
Policy acquisition costs	20,942	13,606	44,476	62,298
Operating expenses	2,115	2,081	6,492	6,962
General and administrative expenses	8,174	6,011	26,987	21,036
Interest expense	3,067	2,718	9,212	8,156
Total expenses	46,072	34,238	126,692	138,420
Income before other income	36,064	18,294	90,698	74,729
Other income (loss)	453	(237)	2,074	1,157
Income before income taxes	36,517	18,057	92,772	75,886
Provision for income taxes	8,848	3,042	22,321	8,062
Net income from continuing operations, net of tax	$27,669	$15,015	$70,451	$67,824
Income (loss) from discontinued operations, net of tax	450	(4,447)	321	227,803
Net income	$28,119	$10,568	$70,772	$295,627
Earnings available to ACIC common stockholders per diluted share	$0.57	$0.24	$1.44	$6.73
Book value per share			$5.38	$2.78
Return on equity based on GAAP net income			55.3%	NM
Loss ratio, net (1)	15.8%	19.5%	19.7%	18.8%
Expense ratio (2)	41.9%	43.2%	38.9%	42.4%
Combined ratio (3)	57.7%	62.7%	58.6%	61.2%
Effect of current year catastrophe losses on combined ratio	6.6%	9.7%	2.6%	6.2%
Effect of prior year development on combined ratio	(1.8)%	(6.2)%	(1.2)%	(5.2)%
Underlying combined ratio (4)	52.9%	59.2%	57.2%	60.2%
(1) Loss ratio, net is calculated as losses and loss adjustment expense (LAE) net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2024, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2023. We have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2024 COMPARED TO DECEMBER 31, 2023

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 and the revised items of our Form 10-K for the year ended December 31, 2023, filed as Exhibit 99.1 to Form 8-K on October 4, 2024.

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $571,113,000 at September 30, 2024, compared to $311,874,000 at December 31, 2023.

The following table summarizes our investments, by type:

	September 30, 2024		December 31, 2023
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$157,721	27.6%	$26,002	8.3%
Foreign government	439	0.1%	—	—%
States, municipalities and political subdivisions	16,798	2.9%	16,964	5.4%
Public utilities	4,764	0.8%	3,288	1.1%
Corporate securities	56,822	10.1%	48,026	15.3%
Mortgage-backed securities	32,490	5.7%	34,622	11.1%
Asset-backed securities	9,339	1.6%	9,485	3.0%
Total fixed maturities	278,373	48.8%	138,387	44.2%
Mutual funds	25,950	4.5%	—	—%
Total equity securities	25,950	4.5%	—	—%
Other investments	26,392	4.6%	16,487	5.3%
Total investments	330,715	57.9%	154,874	49.5%
Cash and cash equivalents	183,147	32.1%	138,930	44.5%
Restricted cash	57,251	10.0%	18,070	5.8%
Total cash, cash equivalents, restricted cash and investments	$571,113	100.0%	$311,874	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at September 30, 2024 and December 31, 2023 consisted mainly of U.S. government and agency securities, states, municipalities and political subdivisions, mortgage-backed securities and securities of investment-grade corporate issuers. Our equity holdings as of September 30, 2024 consist of mutual funds. We held no equities as of December 31, 2023. At September 30, 2024, approximately 87.8% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 12.2% were corporate bonds rated “BBB” or "BB", including our investments held in discontinued operations.

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,260,000,000 for a first occurrence and $1,610,000,000 in the aggregate. Under this program, our GAAP retention on a first event is $20,500,000 ($10,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $10,500,000 retained separately by our captive). We have purchased second and third event retrocession coverage, reducing our second and third event GAAP retentions to $13,000,000 ($10,000,000 STAT retained by AmCoastal, $3,000,000 retained separately by our captive). AmCoastal’s program provides sufficient coverage for approximately a 1-in-206-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $172,000,000 in the aggregate. This agreement provides sufficient coverage for a 1-in-450-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.2%.

IIC’s core catastrophe reinsurance program, which is reported under discontinued operations, provides coverage up to an exhaustion point of approximately $82,500,000 in the aggregate, with a retention of $2,500,000 per occurrence. Based on IIC’s PML, the program provides sufficient coverage for two 1-in-130-year events in the same season, indicating the probability of a single occurrence exceeding protection purchased is no more than 0.1%.

Effective December 15, 2023, we agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of our other private reinsurers. This transaction resulted in

AMERICAN COASTAL INSURANCE CORPORATION

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

The table below outlines our external quota share agreements in effect for the nine months ended September 30, 2024 and 2023. The impacts of these quota share agreements on the financial statements of our former subsidiary, UPC, are included in discontinued operations in 2023.

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
(2) The cession rate of this treaty is reduced from 20% to 15% effective 06/01/2025 - 06/01/2026.
(3) This treaty provided coverage on our in-force, new and renewal policies until these states were transitioned to HCPCI and TypTap upon renewal.

Reinsurance costs as a percentage of gross earned premium during the three and nine month periods ended September 30, 2024 and 2023 were as follows:

	2024	2023
Three Months Ended September 30,
Non-at-Risk	(0.5)%	(0.2)%
Quota Share	(16.2)%	(31.5)%
All Other	(36.8)%	(36.4)%
Total Ceding Ratio	(53.5)%	(68.1)%

Nine Months Ended September 30,
Non-at-Risk	(0.3)%	(0.3)%
Quota Share	(24.7)%	(18.3)%
All Other	(32.9)%	(33.7)%
Total Ceding Ratio	(57.9)%	(52.3)%

AMERICAN COASTAL INSURANCE CORPORATION

Reinsurance costs as a percentage of gross earned premium for IIC, which is now captured within discontinued operations, during the three and nine month periods ended September 30, 2024 and 2023 were as follows:

	IIC
	2024	2023
Three Months Ended September 30,
Non-at-Risk	(2.5)%	(2.8)%
Quota Share	—%	—%
All Other	(21.9)%	(27.9)%
Total Ceding Ratio	(24.4)%	(30.7)%

Nine Months Ended September 30,
Non-at-Risk	(2.6)%	(2.9)%
Quota Share	—%	—%
All Other	(23.8)%	(38.6)%
Total Ceding Ratio	(26.4)%	(41.5)%

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Quota Share	$(14,615)	$(29,756)	$(80,749)	$(160,955)
Excess-of-loss	(9,110)	8,186	(236,930)	(221,671)
Equipment, identity theft, and cyber security	(542)	344	(1,847)	(829)
Ceded premiums written	$(24,267)	$(21,226)	$(319,526)	$(383,455)
Change in ceded unearned premiums	(61,425)	(86,287)	44,126	150,785
Ceded premiums earned	$(85,692)	$(107,513)	$(275,400)	$(232,670)

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for IIC, which is now captured in discontinued operations, can be seen in the tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Excess-of-loss	(80)	(82)	(7,955)	(8,719)
Equipment, identity theft, and cyber security	(264)	(239)	(737)	(734)
Ceded premiums written	$(344)	$(321)	$(8,692)	$(9,453)
Change in ceded unearned premiums	(1,912)	(2,118)	1,667	(11)
Ceded premiums earned	$(2,256)	$(2,439)	$(7,025)	$(9,464)

AMERICAN COASTAL INSURANCE CORPORATION

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	2024			2023
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	2	$4,800	6.4%	1	$2,400	4.7%
All other catastrophe loss events	2	152	0.2%	1	2,492	5.0%
Total	4	$4,952	6.6%	2	$4,892	9.7%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	2	$4,800	2.4%	1	$2,400	1.1%
All other catastrophe loss events	6	356	0.2%	7	10,789	5.1%
Total	8	$5,156	2.6%	8	$13,189	6.2%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

The impact of the current year catastrophes to IIC, which is now captured within discontinued operations, can be seen in the tables below.

	2024			2023
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	2	$128	1.8%	1	$139	2.5%
All other catastrophe loss events	4	204	2.9%	6	816	14.7%
Total	6	$332	4.7%	7	$955	17.2%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	2	$128	0.7%	1	$139	1.0%
All other catastrophe loss events	15	908	4.6%	9	1,674	12.5%
Total	17	$1,036	5.3%	10	$1,813	13.5%
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

Unpaid losses and LAE totaled $173,322,000 and $347,738,000 as of September 30, 2024 and December 31, 2023, respectively. In addition, unpaid losses related to IIC totaled $21,356,000 and $22,483,000 as of September 30, 2024 and December 31, 2023, respectively, which have been classified as discontinued operations.

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

In addition, on May 9, 2024, the Company entered into a Sale Agreement with Forza in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholders' equity on the closing date. Closing is subject to customary closing conditions, including NYDFS approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. A comparison of the results of IIC's operations for the three and nine months ended September 30, 2024 and 2023 can be seen below.

IIC Quarter over Quarter Results

Net income attributable to IIC for the three months ended September 30, 2024 increased $1,092,000, or 170.1%, to $450,000 for the third quarter of 2024 from a net loss of $642,000 for the same period in 2023. The details of the revenues and expenses that drove this change have been outlined below.

Revenue

IIC gross written premiums increased $2,516,000, or 25.5%, to $12,402,000 for the third quarter ended September 30, 2024 from $9,886,000 for the same period in 2023. This increase was driven primarily by an increase in renewals quarter-over-quarter. The change in IIC gross written premiums and new and renewal policies quarter-over-quarter can be seen below.

($ in thousands)	Three Months Ended September 30,
	2024	2023	Change

Direct Written Premium	$12,402	$9,886	$2,516
Total gross written premium	$12,402	$9,886	$2,516

New and Renewal Policies (1)	5,665	5,331	334
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses attributable to IIC for the three months ended September 30, 2024 increased $180,000, or 2.7%, to $6,954,000 from $6,774,000 for the same period in 2023. The increase in expenses was primarily due to an increase in our loss and LAE incurred during 2024, driven by increased current year non-catastrophe losses incurred, offset by decreased operating and underwriting expenses. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2024	2023	Change
Net loss and LAE	$4,448	$3,942	$506
% of Gross earned premiums	48.0%	49.4%	(1.4) pts
% of Net earned premiums	63.5%	71.1%	(7.6) pts
Less:
Current year catastrophe losses	$332	$955	$(623)
Prior year reserve (favorable)/unfavorable development	(420)	(244)	(176)
Underlying loss and LAE (1)	$4,536	$3,231	$1,305
% of Gross earned premiums	49.0%	40.5%	8.5 pts
% of Net earned premiums	64.8%	58.3%	6.5 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended September 30,
	2024	2023	Change
Policy acquisition costs	$2,052	$1,994	$58
Operating and underwriting	328	718	(390)
General and administrative	126	120	6
Total Operating Expenses	$2,506	$2,832	$(326)
% of Gross earned premiums	27.1%	35.5%	(8.4) pts
% of Net earned premiums	35.8%	51.1%	(15.3) pts

Loss and LAE attributable to IIC increased by $506,000, or 12.8%, to $4,448,000 for the third quarter of 2024 from $3,942,000 for the third quarter of 2023. Loss and LAE expense as a percentage of net earned premiums decreased 7.6 pts to 63.5% for the third quarter of 2024, compared to 71.1% for the third quarter of 2023. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the third quarter of 2024 would have been 49.0%, an increase of 8.5 pts from 40.5% during the third quarter of 2023.

Policy acquisition costs attributable to IIC remained relatively flat, increasing by $58,000, or 2.9%, to $2,052,000 for the third quarter of 2024 from $1,994,000 for the third quarter of 2023.

Operating and underwriting expenses attributable to IIC decreased by $390,000, or 54.3%, to $328,000 for the third quarter of 2024 from $718,000 for the third quarter of 2023.

General and administrative expenses attributable to IIC remained relatively flat, increasing by $6,000, or 5.0%, to $126,000 for the third quarter of 2024 from $120,000 for the third quarter of 2023.

AMERICAN COASTAL INSURANCE CORPORATION

IIC Year over Year Results

Net loss attributable to IIC for the nine months ended September 30, 2024 decreased $2,047,000, or 74.9%, to $685,000 from $2,732,000 for the same period in 2023. The details of the revenues and expenses that drove this change have been outlined below.

Revenue

IIC gross written premiums increased $3,830,000, or 14.0%, to $31,261,000 for the nine months ended September 30, 2024 from $27,431,000 for the same period in 2023. This increase was driven primarily by rate increases and underwriting actions making their way through the book of business during 2024. The change in IIC gross written premiums and new and renewal policies quarter-over-quarter can be seen below.

($ in thousands)	Nine Months Ended September 30,
	2024	2023	Change

Direct Written Premium	$31,261	$27,431	$3,830
Total gross written premium	$31,261	$27,431	$3,830

New and Renewal Policies (1)	15,911	16,031	(120)
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.

Expenses

Expenses attributable to IIC for the nine months ended September 30, 2024 increased $3,318,000, or 17.8%, to $22,010,000 from $18,692,000 for the same period in 2023. The increase in expenses was primarily due to an increase in our loss and LAE incurred during 2024, driven by increased current year non-catastrophe losses incurred. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Nine Months Ended September 30,
	2024	2023	Change
Net loss and LAE	$13,767	$11,123	$2,644
% of Gross earned premiums	51.8%	48.7%	3.1 pts
% of Net earned premiums	70.4%	83.1%	(12.7) pts
Less:
Current year catastrophe losses	$1,036	$1,813	$(777)
Prior year reserve favorable development	(909)	(453)	(456)
Underlying loss and LAE (1)	$13,640	$9,763	$3,877
% of Gross earned premiums	51.3%	42.7%	8.6 pts
% of Net earned premiums	69.8%	73.0%	(3.2) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

AMERICAN COASTAL INSURANCE CORPORATION

The calculations of our expense ratios are shown below.

	Nine Months Ended September 30,
	2024	2023	Change
Policy acquisition costs	$6,234	$5,819	$415
Operating and underwriting	1,091	1,279	(188)
General and administrative	918	471	447
Total Operating Expenses	$8,243	$7,569	$674
% of Gross earned premiums	31.0%	33.1%	(2.1) pts
% of Net earned premiums	42.2%	56.6%	(14.4) pts

Loss and LAE attributable to IIC increased $2,644,000, or 23.8%, to $13,767,000 for the nine months ended September 30, 2024 from $11,123,000 for the same period in 2023. Loss and LAE expense as a percentage of net earned premiums decreased 12.7 pts to 70.4% for the nine months ended September 30, 2024, compared to 83.1% for the same period in 2023. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2024 was 51.3%, an increase of 8.6 pts from 42.7% during the nine months ended September 30, 2023.

Policy acquisition costs attributable to IIC increased $415,000, or 7.1%, to $6,234,000 for the nine months ended September 30, 2024 from $5,819,000 for the same period in 2023. The primary driver of the increase was an increase in agent commissions and credit card fees of $286,000 and $235,000, respectively, both of which vary with changes in gross written premium year-over-year.

Operating and underwriting expenses attributable to IIC decreased $188,000, or 14.7%, to $1,091,000 for the nine months ended September 30, 2024 from $1,279,000 for the same period in 2023.

General and administrative expenses attributable to IIC increased $447,000, or 94.9%, to $918,000 for the nine months ended September 30, 2024 from $471,000 for the same period in 2023, driven by an increase in salary-related expenses of $371,000 and an increase in external professional service costs, such as legal and audit fees, totaling $96,000.

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

ACIC net income for the three months ended September 30, 2024 increased $17,551,000, or 166.1%, to net income of $28,119,000 for the third quarter of 2024 from $10,568,000 for the same period in 2023. Of this income, $27,669,000 is attributable to continuing operations for the three months ended September 30, 2024, an increase of $12,654,000 from $15,015,000 for the same period in 2023. Quarter-over-quarter revenues increased, driven by a decrease in ceded premiums earned, and increases in net investment income and unrealized gains on equity securities. This was offset by increased expenses quarter-over-quarter, driven by an increase in policy acquisition costs and general and administrative expenses. In addition, the Company's provision for income taxes increased quarter-over-quarter. The Company's income from discontinued operations, also contributed to this change in net income, increasing $4,897,000 quarter-over-quarter, as the deconsolidation of UPC is not impacting the Company in 2024.

Revenue

Our gross written premiums remained relatively flat, decreasing $970,000, or 1.0%, to $93,016,000 for the third quarter ended September 30, 2024 from $93,986,000 for the same period in 2023. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums by state, gross written premium by line of business and new and renewal policies by state are shown in the tables below.

($ in thousands)	Three Months Ended September 30,
	2024	2023	Change
Direct Written and Assumed Premium by State
Florida	$93,016	$93,965	$(949)
New York	—	—	—
Total direct written premium by state	93,016	93,965	(949)
Assumed premium (1)	—	21	(21)
Total gross written premium by state	$93,016	$93,986	$(970)

Gross Written Premium by Line of Business
Commercial property	$93,016	$93,986	$(970)
Personal property	—	—	—
Total gross written premium by line of business	$93,016	$93,986	$(970)
(1) Assumed premium written for 2023 included commercial property business assumed from unaffiliated insurers.

	Three Months Ended September 30,
New and Renewal Policies(1) by State	2024	2023	Change
Florida	626	629	(3)
New York	—	—	—
Total	626	629	(3)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the three months ended September 30, 2024 increased $11,834,000, or 34.6%, to $46,072,000 from $34,238,000 for the same period in 2023. The increase in expenses was primarily due to an increase in policy acquisition costs. General and administrative expenses and losses and LAE incurred also increased, while operating expenses remained relatively flat. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2024	2023	Change
Net loss and LAE	$11,774	$9,822	$1,952
% of Gross earned premiums	7.4%	6.2%	1.2 pts
% of Net earned premiums	15.8%	19.5%	(3.7) pts
Less:
Current year catastrophe losses	$4,953	$4,891	$62
Prior year reserve favorable development	(1,357)	(3,105)	1,748
Underlying loss and LAE (1)	$8,178	$8,036	$142
% of Gross earned premiums	5.1%	5.1%	— pts
% of Net earned premiums	11.0%	16.0%	(5.0) pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended September 30,
	2024	2023	Change
Policy acquisition costs	$20,942	$13,606	$7,336
Operating and underwriting	2,115	2,081	34
General and administrative	8,174	6,011	2,163
Total Operating Expenses	$31,231	$21,698	$9,533
% of Gross earned premiums	19.5%	13.8%	5.7 pts
% of Net earned premiums	41.9%	43.2%	(1.3) pts

Loss and LAE increased by $1,952,000, or 19.9%, to $11,774,000 for the third quarter of 2024 from $9,822,000 for the third quarter of 2023. Loss and LAE expense as a percentage of net earned premiums decreased 3.7 points to 15.8% for the third quarter of 2024, compared to 19.5% for the third quarter of 2023. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the third quarter of 2024 would have been 5.1%, unchanged from the third quarter of 2023.

Policy acquisition costs increased by $7,336,000, or 53.9%, to $20,942,000 for the third quarter of 2024 from $13,606,000 for the third quarter of 2023, primarily due to a decrease in reinsurance ceding commission income of $9,149,000, driven by our commercial lines quota share coverage cession rate change from 40% to 20%, effective June 1, 2024. This was partially offset by a $1,857,000 increase in management fees attributable to our commercial property premiums.

Operating and underwriting expenses remained relatively flat, increasing by $34,000, or 1.6%, to $2,115,000 for the third quarter of 2024 from $2,081,000 for the third quarter of 2023.

General and administrative expenses increased by $2,163,000, or 36.0%, to $8,174,000 for the third quarter of 2024 from $6,011,000 for the third quarter of 2023, driven by a $1,963,000 increase in overhead costs, such as amortization of capitalized software, and a $499,000 increase in salary-related expenses.

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

ACIC net income for the nine months ended September 30, 2024 decreased $224,855,000, or 76.1%, to $70,772,000 from $295,627,000 for the same period in 2023. Of this income, $70,451,000 is attributable to continuing operations for the nine months ended September 30, 2024, an increase of $2,627,000 from $67,824,000 for the same period in 2023. Year-over-year revenues increased 2%, driven by an increase in gross premiums earned and investment income, partially offset by an increase in ceded premiums earned. This was offset by lower expenses year-over-year, driven by a decrease in policy acquisition costs and loss and LAE incurred, partially offset by increased general and administrative expenses. In addition, the Company's provision for income taxes increased year-over-year. The Company's income from discontinued operations decreased $227,482,000 year-over-year as the deconsolidation of UPC is not impacting the Company in 2024. The divestiture of UPC in 2023 drove a gain of $238,440,000 that was non-recurring.

Revenue

Our gross written premiums remained relatively flat, increasing $383,000, or 0.1%, to $507,066,000 for the nine months ended September 30, 2024 from $507,449,000 for the same period in 2023. The breakdown of the year-over-year changes in both direct written and assumed premiums by state, gross written premium by line of business and new and renewal policies by state are shown in the tables below.

($ in thousands)	Nine Months Ended September 30,
	2024	2023	Change
Direct Written and Assumed Premium by State (1)
Florida	$507,066	$507,342	$(276)
New York	—	—	—
Texas	—	(9)	9
Total direct written premium by region	507,066	507,333	(267)
Assumed premium (2)	—	116	(116)
Total gross written premium by region	$507,066	$507,449	$(383)

Gross Written Premium by Line of Business
Commercial property	507,066	507,449	(383)
Personal property	$—	$—	$—
Total gross written premium by line of business	$507,066	$507,449	$(383)
(1) We are no longer writing in Texas as of May 31, 2022.
(2) Assumed premium written for 2023 included commercial property business assumed from unaffiliated insurers.

	Nine Months Ended September 30,
New and Renewal Policies (1) By State	2024	2023	Change
Florida	3,015	3,243	(228)
New York	—	—	—
Total	3,015	3,243	(228)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the nine months ended September 30, 2024 decreased $11,728,000, or 8.5%, to $126,692,000 from $138,420,000 for the same period in 2023. The decrease in expenses was primarily due to a decrease in policy acquisition costs and loss & LAE incurred year-over-year. This was partially offset by increased general and administrative expenses year-over-year. The details of these changes can be seen below.

	Nine Months Ended September 30,
	2024	2023	Change
Net loss and LAE	$39,525	$39,968	$(443)
% of Gross earned premiums	8.3%	9.0%	(0.7) pts
% of Net earned premiums	19.7%	18.8%	0.9 pts
Less:
Current year catastrophe losses	$5,156	$13,189	$(8,033)
Prior year reserve favorable development	(2,379)	(11,212)	8,833
Underlying loss and LAE (1)	$36,748	$37,991	$(1,243)
% of Gross earned premiums	7.7%	8.5%	(0.8) pts
% of Net earned premiums	18.3%	17.8%	0.5 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Nine Months Ended September 30,
	2024	2023	Change
Policy acquisition costs	$44,476	$62,298	$(17,822)
Operating and underwriting	6,492	6,962	(470)
General and administrative	26,987	21,036	5,951
Total operating expenses	$77,955	$90,296	$(12,341)
% of Gross earned premiums	16.4%	20.3%	(3.9) pts
% of Net earned premiums	38.9%	42.4%	(3.5) pts

Loss and LAE decreased $443,000, or 1.1%, to $39,525,000 for the nine months ended September 30, 2024 from $39,968,000 for the same period in 2023. Loss and LAE expense as a percentage of net earned premiums increased 0.9 points to 19.7% for the nine months ended September 30, 2024, compared to 18.8% for the same period in 2023. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2024 was 7.7%, a decrease of 0.8 points from 8.5% during the nine months ended September 30, 2023.

Policy acquisition costs decreased $17,822,000, or 28.6%, to $44,476,000 for the nine months ended September 30, 2024 from $62,298,000 for the same period in 2023. The primary driver of the decrease was an increase in reinsurance ceding commission income earned in 2024 of $16,188,000, driven by our commercial lines quota share coverage effective June 1, 2023.

Operating and underwriting expenses decreased $470,000, or 6.8%, to $6,492,000 for the nine months ended September 30, 2024 from $6,962,000 for the same period in 2023, primarily due to a decrease of $1,223,000 in overhead costs such as rent, printing, postage, utilities and computer software and service costs year-over-year as a result of cost-saving initiatives. This was partially offset by increased underwriting costs totaling $754,000 year-over-year.

General and administrative expenses increased $5,951,000, or 28.3%, to $26,987,000 for the nine months ended September 30, 2024 from $21,036,000 for the same period in 2023, driven by a $3,584,000 increase in overhead costs such as amortization of capitalized software and salaries. In addition, external legal and audit fees increased $1,587,000 year-over-year.

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

During the nine months ended September 30, 2024, the Company made capital contributions of $1,265,000 to its reinsurance subsidiary, UPC Re. We may make future contributions of capital to our insurance subsidiaries as circumstances require. The Company made no capital contributions to its subsidiaries during the nine months ended September 30, 2023.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of September 30, 2024, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (in millions)

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

During the nine months ended September 30, 2024, we experienced cash inflows of $241,907,000 compared to cash outflows of $184,889,000 during the nine months ended September 30, 2023. This change was driven by normal business operations, such as premium collections. Claims payments were offset by reinsurance recovery collections, with the net inflow from these activities totaling approximately $18,176,000. In addition, during the first quarter of 2023, we disposed of UPC, resulting in a gain on disposal adjustment of $238,440,000. There was no similar transaction in 2024.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the nine months ended September 30, 2024, net purchases of investments totaled $162,893,000 compared to net sales of investments of $263,877,000 during the nine months ended September 30, 2023. These net sales in 2023 were offset by the disposition of $232,582,000 in cash related to the receivership of UPC.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the nine months ended September 30, 2024, cash provided by financing activities totaled $11,621,000, compared to $38,000 provided by financing activities for the nine months ended September 30, 2023. The increase in inflow in 2024 is attributed to the proceeds received from the issuance of our common stock, primarily under our at the market program described above.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2024, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

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

We held no equity securities as of December 31, 2023. During the first quarter of 2024, we began investing in equity securities. As of September 30, 2024, our equity portfolio consists of mutual funds totaling $25,950,000. We had no other material changes in our market risk during the nine months ended September 30, 2024.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPCs insolvency and demands immediate tender of our director and officer’s policy limit of $40,000,000 where we have a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to our indemnification obligation, during 2023 we accrued the policy retention amount of $1,500,000. This claim remains open as of September 30, 2024.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024, we did not sell any unregistered equity securities or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

AMERICAN COASTAL INSURANCE CORPORATION

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

3.1
Second Certificate of Amendment to American Coastal Insurance Corporation’s Certificate of Incorporation
(included as Exhibit 3.1 to Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

3.2	First Amendment to American Coastal Insurance Corporation’s Amended and Restated Bylaws (included as Exhibit 3.2 to Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

AMERICAN COASTAL INSURANCE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORPORATION

November 12, 2024	By:	/s/ R. Daniel Peed
R. Daniel Peed, Chief Executive Officer (principal executive officer and duly authorized officer)

November 12, 2024	By:	/s/ Svetlana Castle
Svetlana Castle, Chief Financial Officer (principal financial officer and principal accounting officer)