Form 10-K
period 2024-12-31
AMERICAN COASTAL INSURANCE Corp
filed 2025-03-10
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _____ to _____

Commission File Number 001-35761
American Coastal Insurance Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware		75-3241967
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification Number)

570 Carillon Parkway, Suite 100		33716
St. Petersburg,	Florida
(Address of Principal Executive Offices)		(Zip Code)
727-633-0851
(Telephone number, including area code)
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of shares of the registrant’s common stock held by non–affiliates of the registrant was approximately $253,270,000 as of June 30, 2024, calculated using the closing sales price reported for such date on the Nasdaq Stock Market LLC (Nasdaq). For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2025, 48,248,630 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.

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
•our ability to pay claims accurately and timely;
•our ability to collect from our reinsurers on our reinsurance claims;
•dependence on investment income and the composition of our investment portfolio and related market risks;
•our ability to accurately price the risks we underwrite and the effectiveness of our loss limitation methods;
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

AMERICAN COASTAL INSURANCE CORPORATION

PART I

Item 1. Business

INTRODUCTION

Company Overview

    American Coastal Insurance Corporation (referred to in this Form 10-K as we, our, us, the Company or ACIC) is a holding company primarily engaged in the commercial property and casualty insurance business with investments in the United States. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. We conduct our business principally through our two wholly owned insurance subsidiaries: American Coastal Insurance Company (AmCoastal); and Interboro Insurance Company (IIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “American Coastal Insurance Corporation,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, during 2022 we wrote personal residential business in six other states, however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (the "DFS"), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary for periods prior to receivership, now included within discontinued operations, can be seen in Note 4 of the Notes to Consolidated Financial Statements below.

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including AmCoastal, in April 2017, and IIC in April 2016, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Tokio Marine), which formed Journey Insurance Company (JIC) in August 2018. Effective June 1, 2022, we merged JIC into AmCoastal, with AmCoastal being the surviving entity.

On May 9, 2024, the Company entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC ("Forza") in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholder’s equity on the closing date. Closing is subject to customary closing conditions, including New York Department of Financial Services ("NYDFS") approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. On February 13, 2025, Forza’s application to acquire IIC was approved by the NYDFS. The Company and Forza have agreed to close on April 1, 2025. Given IIC is our last remaining personal lines entity and represents the final step in our strategic shift to becoming a specialty commercial underwriter, IIC results of operations and assets and liabilities are captured within discontinued operations and can be seen in Note 4 of the Notes to Consolidated Financial Statements below.

Financial strength or stability ratings are important to insurance companies in establishing their competitive position and may impact an insurance company’s ability to write policies. We are rated by Demotech and Kroll Bond Rating Agency (Kroll). Demotech maintains a letter-scale financial stability rating system ranging from A’’ (A double prime) to L (licensed by insurance regulatory authorities). Kroll maintains a letter-scale financial strength rating system for insurance companies ranging from AAA (extremely strong operations and no risk) to R (operating under regulatory supervision). The financial strength or stability ratings of our insurance company subsidiaries as of December 31, 2024 are listed below. With these ratings, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.

Subsidiary	Demotech Rating	Kroll Rating
AmCoastal	A	A-
IIC	A	BBB+
ACIC		BB+

AMERICAN COASTAL INSURANCE CORPORATION

Our Strategy

Our vision is to be a top-quartile underwriter of catastrophe-exposed property insurance. Our plan is to focus primarily on low-rise commercial property insurance in Florida, through our exclusive managing general agency agreement and long-term partnership with AmRisc. The Company’s continuous portfolio optimization process strives to balance our risk appetite and underwriting profit opportunities with our available capital and reinsurance capacity to achieve consistent and sustainable underwriting profitability for the Company and its reinsurers over time.

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

With UPC in receivership, the Company’s personal lines business is limited to IIC in New York and activities supporting the run-off and liquidation of UPC. As a result of the definitive agreements to sell IIC and our desire to focus on commercial lines, we expect AmCoastal to be our only operating insurance subsidiary following the sale of IIC.

PRODUCTS AND DISTRIBUTION

In July 2020, we implemented a strategy to de-risk the Company by reducing premiums and exposure from our personal lines portfolio that was offset with growth in our commercial lines portfolio. Upon closing of the sale of IIC, we will have completed our exit of the personal lines market. The graphs below show our product mix distribution based on gross written premium, including our premiums attributable to IIC, but excluding UPC, which is no longer a subsidiary of the Company.

AMERICAN COASTAL INSURANCE CORPORATION

Personal Residential Products

Policies we issue under our homeowners’ program provide structure, content and liability coverage for standard single-family homeowners, renters and condominium unit owners through our subsidiary, IIC. Personal residential products are offered in New York. We include coverage to policyholders for loss or damage to dwellings, detached structures or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

In 2024, personal residential property policies (by which we mean both standard homeowners’, dwelling fire, renters’ and condo owners’ policies) produced written premium of $39,704,000 and accounted for 5.8% of our total gross written premium.

Loss and loss adjustment expenses related to our personal residential products tend to be higher during periods of severe or inclement weather.

Commercial Residential Products

We provide commercial multi-peril property insurance for residential condominium associations and apartments in Florida. In 2020, we began writing commercial policies in Texas and South Carolina. Effective May 31, 2022, we no longer write commercial policies in Texas and South Carolina. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

In 2024, commercial policies produced written premium of $647,805,000 and accounted for 94.2% of our total gross written premium.

Not-At-Risk Offerings

On our equipment breakdown, identity theft and cybersecurity policies we earn a commission while retaining no risk of loss, since all such risk is ceded to other private companies (other risks). Previously, we offered flood policies that were ceded to the federal government via the National Flood Insurance Program (NFIP). However, on June 9, 2022, we entered into a renewal rights agreement with Wright National Flood Insurance Company to sell our entire NFIP Write Your Own flood insurance business and are no longer offering flood policies.
Underwriting

We price our products at levels that we project will generate an acceptable underwriting profit. We aim to accurately underwrite the risk and profitability of each potential policy. The Company uses pricing algorithms, judgement-based rating and consent to rate methodologies that consider historical attritional loss costs for the rating territory in which the risk resides, as well as modeled expected losses for catastrophes and projected reinsurance costs based on the specific geographic and structural characteristics of the property. We seek to optimize our portfolio by managing our probable maximum loss (PML), total insured value (TIV) and average annual loss. As part of this optimization process, we use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address.

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

Distribution Channels

Our commercial lines policies are marketed and distributed to condominium associations by AmRisc through a network of independent agencies managed by AmRisc that specialize in commercial residential insurance. AmRisc is an unaffiliated third party and represents 100% of our commercial lines revenue based on our exclusive agreement in Florida.

As of December 31, 2024, we marketed and distributed our personal lines policies to consumers through approximately 400 independent agencies.

The Company has focused on the independent agency distribution channel since its inception, and we believe independent agents and agencies build relationships in their communities that can lead to profitable business and policyholder satisfaction. We believe we have built significant credibility and loyalty with the independent agent communities in the states in which we

AMERICAN COASTAL INSURANCE CORPORATION

operate through (i) our extensive training for full-service insurance agencies that distribute our products and (ii) periodic business reviews using established benchmarks and goals for premium volume and profitability.

Typically, a full-service agency is small to medium in size and represents several insurance companies for both personal and commercial product lines. We depend on our independent agents to produce new business for us. We compensate our independent agents primarily with fixed-rate commissions that we believe are consistent with those generally prevailing in the market.

GEOGRAPHIC MARKETS

The table below shows the geographic distribution of our policies in-force as of December 31, 2024, 2023 and 2022, including our policies in-force attributable to IIC, but excluding UPC, which is no longer a subsidiary of the Company. The graphs below exclude states with policies that are less than 0.2% of our total policies in-force.

Policies In-Force By State (1)	2024	2023	2022
New York	18,961	18,640	35,868
Florida	4,099	4,208	5,348
Texas	—	—	26
Total	23,060	22,848	41,242
(1) We are no longer writing in Texas as of May 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION

The table below shows the geographic distribution of our TIV of all polices in-force as of December 31, 2024, 2023 and 2022, including TIV attributable to IIC, but excluding UPC, which is no longer a subsidiary of the Company.

TIV By State(1)	2024	2023	2022
Florida	$58,868,191	$56,340,145	$68,961,070
New York	13,522,408	13,255,735	26,697,590
Texas	—	—	615,670
Total	$72,390,599	$69,595,880	$96,274,330
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

Our ability to compete is dependent on a number of factors. One factor is the financial strength or stability ratings assigned to our insurance subsidiaries by independent rating agencies. A downgrade in these ratings could negatively impact our position in the market. Another factor is that we must attract and retain key employees and highly skilled people in order to be successful in the market. There is intense competition in our industry which could lead to higher-than-expected employee turnover or difficulty attracting new employees. Finally, technological advancements and innovation in the insurance industry provide opportunities for a competitive advantage. Advancements and innovation are being used in all aspects of the industry

AMERICAN COASTAL INSURANCE CORPORATION

including digital-based distribution methods, underwriting and claims handling. We continue to leverage the technology that we have and have made substantial investments into new technology in an effort to gain an advantage over our competitors.

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

In 2021, the Florida Office of Insurance Regulation (FLOIR) began a statutory examination of JIC for the year ended December 31, 2020. This examination concluded in 2022 with no significant findings. In 2023, the FLOIR notified the Company of a statutory financial examination of AmCoastal as of December 31, 2023, which commenced in 2024, is scheduled to conclude prior to June 30, 2025, and has had no significant findings to date.

For a discussion of statutory financial information and regulatory contingencies, see Note 16 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Risk-Based Capital Requirements

To enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (NAIC) has published risk-based capital (RBC) guidelines for insurance companies designed to assess capital adequacy and to raise the level of protection statutory surplus provides for policyholders. The guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks. Most states, including Florida and New York, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

AMERICAN COASTAL INSURANCE CORPORATION

The level of required RBC is calculated and reported annually. The table below outlines each of our subsidiaries’ RBC ratios, all of which were in excess of minimum requirements, as of December 31, 2024.

Subsidiary	RBC Ratio
AmCoastal	1,470%
IIC	461%

Underwriting and Marketing Restrictions

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations: (i) create “market assistance plans” under which insurers are induced to provide certain coverage; (ii) restrict the ability of insurers to reject insurance coverage applications, to rescind or otherwise cancel certain policies in mid-term, and to terminate agents; (iii) restrict certain policy non-renewals and require advance notice on certain policy non-renewals; and (iv) limit rate increases or decrease rates permitted to be charged.

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

In addition, in connection with the filed plan of withdrawal in New York for our former insurance subsidiary, UPC, our subsidiary, IIC, agreed not to pay ordinary dividends until January 1, 2025, without the prior approval of the NYDFS.

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

CORPORATE RESPONSIBILITY AND SUSTAINABILITY

As a company with more than 20 years of history and experience, we strive to create and maintain a culture within our business where people are empowered to address risks as they emerge, and where we expect all associates to hold themselves and their teammates accountable for personal integrity and professionalism. To demonstrate this culture our leaders must lead by example and clear standards of behavior should be well understood by the entire company. We maintain five core values; collaboration, communication, loyalty, resiliency, and integrity, to accomplish this goal. These values and the expectations of our people are outlined within our code of conduct, which is reviewed by all team members.

In addition to our cultural goals, we are committed to conducting business in a manner that supports environmental, social, and governance (ESG) matters. ACIC believes that an effective ESG strategy leads to improved decision making, associate engagement, and financial results over time.

To show our commitment to conducting business that supports ESG matters, in the third quarter of 2024 we published our 2024 ESG Highlights, which outlines key decisions and accomplishments made by the Company during 2024. These highlights are available on the Investor Relations page of our company website under “ESG”. Highlights from our Company-wide ESG practices can also be seen below.

Environmental Matters

As a data driven organization, some of the facts surrounding climate change have our attention. Several factors, including the rise in carbon dioxide concentration levels in the atmosphere, higher global mean air and water temperatures, and sea and Arctic ice levels have been identified as potential culprits of the higher frequency and severity of catastrophe losses we have incurred over the past five years.

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
•Installed filtered water dispensers throughout our offices to promote re-usable bottles over disposables;
•Utilization of recycling bins throughout our offices;
•Maintenance of a hybrid and remote work environment to both enhance productivity and curb the impact of daily commuting; and
•Use of energy-efficient LED lighting, motion-activated lighting, and programmable thermostats to reduce energy use.

ACIC continuously monitors our environmental footprint and will continue to make steps to reduce this footprint where possible. Previously, we made an aspirational commitment to achieve net-zero carbon emissions in our operations and through our value chain by no later than 2030. While we continue to evaluate data and guidance as it becomes clearer, we believe further analysis and strategy is necessary than we initially believed. As a result, we may need to change or recalibrate our goals in line with improved data and as climate science, regulatory requirements and market practices regarding standards, methodologies and measurements evolve. Our climate risk analysis and strategy remain under development and subject to evolution over time. As such, as of December 31, 2024, we cannot provide a timeline for achieving a net-zero carbon emission commitment.

AMERICAN COASTAL INSURANCE CORPORATION

Social Responsibility

We understand that research shows diverse teams perform better, innovate more and are more effective at managing risks. As a result, our organization has a vested interest in hiring associates and building teams that reflect the diversity of society and the communities that we seek to serve. Details of our accomplishments creating a diverse and inclusive workplace can be seen in Part I, Item 1. “Human Capital Management”.

In addition to our social responsibility as an employer within the community, ACIC also seeks to support our community through various initiatives intended to give back and promote goodwill. In 2024, the Company made donations to the Volunteer Florida Foundation and the Community Foundation Tampa Bay Rapid Response Fund, totaling $150,000 for local disaster relief needed due to Hurricanes Helene and Milton. Over the past several years we have provided support to numerous non-for-profit organizations. Some of the causes we have provided support to include, but are not limited to, youth education, work force development, medical care and research, domestic violence shelters and prevention, and child-care services. We are committed to giving back and investing in the communities we serve.

Governance Matters

Our Board of Directors oversee and monitor our management in the interest and for the benefit of our stockholders. Our Board of Directors is currently comprised of nine directors, divided into two classes. Each class of directors is elected for a two-year term, in accordance with our Certificate of Incorporation. Eight of our directors, or 88.9%, are considered to be independent.

Our Board of Directors has several committees, including an Audit Committee, a Compensation and Benefits Committee, a Nominating and Corporate Governance Committee, and an Investment Committee. All members of these committees qualify as independent directors under Securities and Exchange Commission (SEC) and Nasdaq standards, as well as under the independence standards specific to their committees. Our Nominating and Corporate Governance Committee is responsible for oversight of our ESG processes and initiatives. ACIC has also committed to adding at least two new directors to our Board of Directors to improve overall diversity at the highest level of corporate governance.

HUMAN CAPITAL MANAGEMENT

Diversity and Employment Statistics

As of December 31, 2024, we had 65 full-time employees, of which 15 worked in our Claims Department, and 5 worked in our Sales and Underwriting Department, respectively. These employees have regular direct contact with our vendors, agencies, or customers. We are not party to any collective bargaining agreements and we have not experienced any work stoppages or strikes as a result of labor disputes.

The following table shows the diversity in our workforce population at December 31, 2024 and how this diversity has changed from December 31, 2023.

	Gender (1)	Change from December 31, 2023	Race (1)	Change from December 31, 2023
Executive Officers	28.6%	8.6 points	28.6%	(11.4) points
Management Team (2)	38.7%	(6.0) points	6.5%	(8.4) points
All Other Employees	48.1%	6.0 points	22.2%	6.4 points
(1) Information regarding gender and race is based on information provided by employees.
(2) Our management team is comprised of employees in supervisory roles at the manager and director level or above.

We believe that inclusion and diversity starts at the top. In 2021, we appointed a female leader within our organization to serve as our General Counsel. In addition, in January 2024, we appointed a new female leader from outside of our organization to serve as our Chief Financial Officer. With three of the seven members of our executive leadership team as of December 31, 2024, comprised of underrepresented groups, we believe this is strong evidence of our commitment to our ESG goals.

AMERICAN COASTAL INSURANCE CORPORATION

Oversight and Management

We recognize the diversity of our policyholders, team, and geographic markets, and believe in creating an inclusive environment that represents a variety of backgrounds. Working under these principles, our Human Resources Department is tasked with recruiting and hiring, onboarding, performance management, and managing employee-related matters.

We believe in transparency at all levels at ACIC. On a monthly basis, an all-employee meeting is held where our executive officers recognize employees for their continued success, discuss new and ongoing company initiatives, and address any concerns our employees may have. In addition to this, the leaders in each department assist our executive officers in maintaining our culture and implementing our core values at all levels of the organization.

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

As a part of our retention efforts, we also invest in ongoing development for all employees, and attempt to fill vacant senior or leadership roles through internal promotion when possible. Voluntary attrition was 5.9% for the year ended December 31, 2024.

CORPORATE INFORMATION

American Coastal Insurance Corporation was incorporated in Delaware in 2007. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. Our principal executive offices are located at 570 Carillon Parkway, Suite 100, St. Petersburg, FL 33716 and our telephone number at that location is (727) 633-0851. We are listed on the Nasdaq stock exchange under ticker symbol “ACIC.”

Segments

We conduct our operations under one reportable operating segment. Our chief operating decision maker is our President, who makes decisions to allocate resources and assesses performance.

For more information regarding our products and distribution, as well as the agreements in place with managing general agents and underwriters, please refer to Part 1 Item 1. “Products and Distribution” as well as Part 1 Item 1. “Insurance Holding Company Regulation”.

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

The frequency and severity of weather conditions are inherently unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. We write a majority of our policies in Florida, a state that has experienced significant hurricanes in recent years, which some weather analysts believe is consistent with a period of sustained greater hurricane activity. There is a growing consensus today that climate change is increasing the frequency and severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide insurance to our policyholders in the future. In addition, increased catastrophic events could result in increased credit exposure to the reinsurers we transact business with. Our actual losses from catastrophic events may be larger than anticipated should our reinsurers fail to meet their obligations.

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

As of December 31, 2024, a significant number of our policies in-force were concentrated in Florida and a majority of our TIV was concentrated in Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will likely have a more significant impact on our revenues and profitability compared to such conditions in other jurisdictions in which we operate. Furthermore, changes in such conditions in Florida could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

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

Because we rely on insurance agents, the loss of these agent relationships, particularly our relationship with AmRisc, or our inability to attract and incentivize new agents could have an adverse impact on our business.

AmCoastal has a managing agency contract (the MGA contract) with AmRisc, pursuant to which AmRisc serves as AmCoastal’s managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida. The contract between AmCoastal and AmRisc is exclusive. Under the MGA contract with AmCoastal, AmRisc must produce a certain volume of business for AmCoastal. Therefore, failure of AmRisc to produce the required volume of business could cause us to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find a replacement managing general agent, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Given the concentration of AmCoastal’s commercial business and operations with AmRisc, AmRisc may have substantial leverage in negotiations with AmCoastal regarding the MGA contract, and amendments to the terms and conditions of the MGA contract or other changes to the commercial relationship between AmRisc and AmCoastal could have a material adverse effect on our business, financial condition and results of operations. Following the termination or expiration of the MGA contract, AmCoastal’s ability to compete for and solicit renewals of business previously underwritten by AmRisc may be limited by legal, commercial and other impediments, including AmRisc’s relationship with other insurance producers that control the business. Such impediments could have a material adverse effect on our financial condition and results of operations due to the concentration of AmCoastal’s business with AmRisc.

We market our homeowners’ insurance product to a broad range of prospective policyholders through approximately 400 independent agencies as of December 31, 2024. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents commonly represent other insurance companies, including our competitors, and we do not control their activities. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. As a result, our business is dependent on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. The loss of these marketing relationships could adversely impact our ability to attract new agents or retain our agency network and policies in-force. Failure to grow or maintain our agency relationships, failure to attract and incentivize new agents or the failure of agents to act as anticipated could adversely affect sales of our insurance products.

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

Because of the inherent uncertainty in estimating loss reserves, including reserves for catastrophes and litigated claims, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed our existing loss reserves. If our reserves are inadequate, it may cause us to overstate our earnings for the periods during which our reserves for expected losses were insufficient and result in higher losses in future periods.

We may experience government-levied assessments. Although we may have the ability to collect this assessment from our policyholders, the timing of collection may have a material adverse effect on our results of operations.

AMERICAN COASTAL INSURANCE CORPORATION

Our insurance subsidiaries are subject to assessments levied by various governmental and quasi-governmental entities in the states in which we operate. For example, in May 2023, Florida enacted a consumer protection law that increased the maximum administrative fines that may be levied on insurance companies by the FLOIR by 250% generally, and 500% for violations stemming from a state of emergency such as a hurricane. While we may have the ability to recover these assessments from policyholders through policy surcharges in some states in which we operate, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may cause a material adverse effect on our results of operations in a particular reporting period.

We have identified and remediated material weaknesses in our internal control over financial reporting. Our failure to maintain adequate internal controls could have a material adverse effect on our business, financial condition, results of operations and stock price.

“Internal control over financial reporting” refers to those processes within a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to annually assess the effectiveness of our internal control over financial reporting. Management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023; however, these weaknesses were remediated as of December 31, 2024 as described in more detail in Part II, Item 9A of this report.

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

We use computer systems to store, retrieve, evaluate and utilize customer, employee, company and third-party data and information. Our business is highly dependent upon our information technology systems and the ability of key vendors and third-party administrators to perform necessary business functions efficiently and without interruption. Our ability to process policies and adjust claims in a timely manner could be impaired by an unplanned shutdown or failure of one or more systems or facilities due to man-made or natural disruption. These include an event leading to power outages, loss of facility access, a major internet failure, pandemic or a failure of one or more of our information technology, telecommunications or other systems. Because our information technology and telecommunications systems interface with and often depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

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

Additionally, in the absence of overarching federal law, individual states are adopting their own privacy and cybersecurity laws and regulations. For example, in an effort to protect information systems, the NYDFS adopted regulation providing minimum standards for an organization’s cybersecurity program and requiring additional certification confirming compliance. In October 2017, the NAIC adopted a new Insurance Data Security Model Law, which is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYDFS cybersecurity regulation. In November 2023, NYDFS finalized amendments, effective in April 2024, to expand their cybersecurity regulation by requiring companies to, among other things, (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) review and update any risk assessments at least annually, as well as whenever a change in the business or technology causes a material change to cyber risk. Though the NYDFS cybersecurity regulation helps to reduce the third-party risk and imposes specific technical safeguards, the evolving compliance and operational requirements of privacy and cybersecurity laws and regulations impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our business and results of operations.

Furthermore, in recent years the SEC has maintained a focus on cybersecurity. In August 2023, the SEC adopted new cybersecurity disclosure rules, aimed at enhancing and standardizing disclosures made by public companies regarding cybersecurity risk management, strategy, governance and incident reporting. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. AmCoastal, in particular, processes sensitive personal information of its policyholders, which exposes AmCoastal to heightened risk. Many regulators have indicated an intention to take more aggressive enforcement actions regarding cybersecurity matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.

Loss of key vendor relationships, disputes with key vendors, or failure of a vendor to protect personally identifiable information of our customers, claimants or employees, or failure of a vendor to perform its duties in accordance with the contract or the applicable law, could have an adverse effect on our business, results of operations or financial condition.

We rely on services and products provided by many third-party vendors. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and payroll and benefits vendors who process sensitive personally identifiable information. In the event that one or more of our vendors suffers a bankruptcy, renews its contractual arrangement on terms less favorable to us, fails to comply with legal or regulatory requirements or otherwise becomes unable to continue to provide products or services, or fails to protect personally identifiable information of our customers, claimants or employees, we may suffer operational impairments and financial losses. An interruption in or the cessation of service by any service provider as a result of system failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business. Moreover, in the event of a data breach involving any of our third-party vendors, our customers’, claimants’ or employees’ personally identifiable information could also be put at risk. The failure of the third-party vendor to adhere to service level standards, or perform their duties in accordance with applicable law, could impact our financial position. Any such data breach involving our third-party vendors, or failure to perform their duties, could result in significant mitigation or legal expenses for us, which could materially and adversely affect our reputation, relationships with our customers, business, results of operations and financial condition.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Part of our continuing business strategy is to evaluate opportunities to acquire companies or merge with companies that complement our business model or enter into other strategic transactions that facilitate or expedite the accomplishment of our business goals. We may be unable to identify suitable counterparties to such a transaction. Even if we enter into an agreement in respect of an acquisition of another business, merger with another business, disposition of a business or other strategic transaction, we may not be able to finalize a transaction after significant investments of time and resources due to, among other things, a lack of regulatory approval or imposition of a burdensome condition by the regulator.

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
•keeping existing customers and retaining the acquired or merged business’ customers;
•failing to realize the strategic benefits, the potential cost savings or other financial benefits of the acquisitions or mergers;
•incurring unanticipated liabilities or claims from the acquired businesses and contractually-based time and monetary limitations on the seller’s obligation to indemnify us for such liabilities or claims; and
•limitations on our ability to access additional capital when needed.

We are also subject to a certain level of risk regarding the actual condition of the businesses that we acquire or merge with. Until we actually assume operating control of such businesses and their assets and operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. As a result, we may not be able to complete acquisitions, mergers or other strategic transactions or integrate the operations, products or personnel gained through any such acquisition, merger or other strategic transaction without a material adverse effect on our business, financial condition and results of operations.

We may engage in future dispositions or wind-downs of certain business. These dispositions pose risks to our operations in addition to those previously mentioned, including risks related to:

•the ability to price a sale transaction appropriately and otherwise negotiate acceptable terms;
•the ability to replace legacy earnings from the business position with new revenues;
•the ability to collect proceeds from the disposition in a timely manner, which may be earmarked for other strategic transactions and may hinder our ability to carry out those strategic transactions; and
•the ability to complete these transactions while staying compliant with all applicable regulatory requirements.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Our Senior Notes due 2027 (Senior Notes) place certain restrictions on the Company’s financial operations. Because we are a holding company, our assets consist primarily of the securities of our subsidiaries. The negative pledge provisions in the Senior Notes limit our ability to pledge securities of our subsidiaries and restrict dispositions of the capital stock of our subsidiaries. Our Senior Notes require us to maintain certain financial ratios and to comply with various operational and other covenants, including limitations on our ability to incur any indebtedness unless certain conditions are met. Details of these covenants can be found in Note 12 in our Notes to Consolidated Financial Statements. Our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default and an acceleration of the maturity of the Senior Notes. We cannot assure you that our assets or cash flow would be sufficient to fully repay the Senior Notes, if accelerated, or that we would be able to restructure the payments on the Senior Notes. This could have a material adverse impact on our liquidity, financial condition and results of operations.

RISKS RELATED TO THE INSURANCE INDUSTRY

Because we are operating in a highly competitive market, we may lack the resources to control our market share, which could adversely impact our business and results of operations.

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. The principal competitive factors in our industry are price, service, coverage options, underwriting guidelines, commission structure and financial condition. We compete with other property and casualty insurers that underwrite property and casualty insurance in the same geographic areas in which we operate and some of those insurers have greater financial resources and have a longer operating history than we do. In addition, our competitors may offer products for alternative forms of risk protection that we presently do not offer or are not similarly regulated in the admitted market, which could adversely affect the sales of our products. Customers may turn to our competitors as a result of price, our failure to deliver on customer expectations, service flaws, technology issues, gaps in operational support or other issues affecting customer experience. We also compete with new companies that continue to enter the insurance market. We may have difficulty controlling our market share due to an increase in reinsurance costs, inflation which increases actual losses and loss adjustment expenses, and losses from the high frequency and severity of catastrophe events in recent years. Competition could limit our ability to retain existing business or to write new business at adequate rates, and such limitation may cause a material adverse effect on our results of operations and financial position.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

State statutes and administrative rules generally require each insurance company to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system. Failure to comply with such requirements may materially affect the operations, management or financial condition of the insurers. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and other financial and non-financial components of an insurer’s business. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. For example, the FLOIR notified our subsidiary, AmCoastal and its officers and directors, that it was required to show why those officers and directors were not a substantial contributing cause of the insolvency of our former subsidiary, UPC, pursuant to section 624.4073 Fla. Stat., which prohibits officers and directors of insolvent insurers from serving as officers or directors of another insurer unless that officer or director demonstrates that their actions or omissions were not a significant contributing cause of the insolvency. We have been in discussions with the FLOIR and will continue working with the FLOIR on this issue. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success.

Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, from time to time Congress has considered and may in the future consider proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. For example, the Dodd-Frank Act established a Federal Insurance Office (FIO) within the U.S. Department of Treasury to collect data on the insurance industry, recommend changes to the state system of insurance regulation and preempt certain state insurance laws. The potential impact on our business as a result of the Dodd-Frank Act and the FIO’s current and future recommendations remains unclear; however, the implementation of any federal insurance regulations that constrain our business opportunities or reduce investment flexibility could negatively impact our business.

AMERICAN COASTAL INSURANCE CORPORATION

In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Changes in federal legislation, regulation and/or administrative policies in several areas, including changes in financial services regulation and federal taxation, could negatively affect the insurance industry and us. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal or national regulation or to allow an optional federal charter, which would allow insurance companies to choose to be regulated by state insurance regulations or a single federal regulatory agency, similar to the option available to most banks. Further, the NAIC and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. We cannot predict what effect, if any, proposed or future legislation or NAIC initiatives may have on the manner in which we conduct our business.

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

We use, and we expect to continue to use, reinsurance to help manage our exposure to property risks. Reinsurance is insurance for insurers and is fundamentally a promise by the reinsurer to pay possible future claims in exchange for the payment of a premium by the insurance company seeking reinsurance. Both the availability of reinsurance and the cost of reinsurance are subject to prevailing market conditions beyond our control, which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after several years with higher frequencies of major catastrophes. We may be unable to reduce per event or aggregate retentions when renewing or replacing our coverage due, in part, to the frequency and severity of storms in prior years and the litigation trends in the state of Florida, which would increase our risk exposure and could ultimately lead to us paying higher claims. We provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms or other events in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we may have to reduce the amount of risk we underwrite or accept higher reinsurance costs. Any of these alternatives may cause a material adverse effect on our results of operations and our financial condition.

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

AMERICAN COASTAL INSURANCE CORPORATION

Our efforts to manage these risks through underwriting guidelines, collateral requirements, financial strength ratings and other oversight mechanisms may not be successful.

Our success depends on our ability to accurately price the risks we underwrite. Further, failure of any loss limitation methods we employ could have a material adverse effect on our results of operations and financial condition.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks, such as building condition, occupancy and distance to coast. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. While third party administrator(s) may underwrite on behalf of AmCoastal, we are responsible for setting the criteria under which our vendor(s) operate. We must collect and properly analyze a substantial amount of data, closely monitor and timely recognize changes in trends and models and project both severity and frequency of losses with reasonable accuracy. Our ability to successfully perform these tasks is subject to a number of risks and uncertainties, some of which are outside of our control.

In addition, our underwriting process is generally designed to limit our exposure to known and manageable risks. Various provisions of our policies, such as limitations or exclusions from coverage, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. While our product exclusions and conditions may reduce the loss exposure to us and may eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void policy exclusions and conditions, or legislation could be enacted modifying or barring the use of these exclusions and limitations.

Our results of operations and financial conditions could be materially and adversely impacted if any of these components of our underwriting process do not operate in their intended manner.

We may fail to pay claims accurately and timely, which could adversely affect our results of operations and financial condition.

We rely on internal claims personnel and unaffiliated third party claim administration vendors to evaluate and pay claims made under our policies in an accurate and timely manner. Commercial residential policies often cover several structures and result in complex claims. This level of complexity, along with factors such as the accuracy of adjusters as they make their assessment and submit their estimates of damage, the training, background and experience of our claims representatives, and the ability of our claims personnel to maintain and update our claims processing procedures as laws change and the litigation landscape change, could affect our ability to evaluate and pay claims in an accurate and timely manner. Any failure to pay claims accurately and timely could lead to litigation, undermine our reputation in the marketplace, negatively impact our corporate image and negatively affect our financial results.

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

Our portfolio is primarily invested in fixed income securities and changes in the general interest rate environment will affect our returns on, and the fair value of, our fixed maturity and short-term investments. A decline in interest rates reduces the interest rate payable on new fixed income investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduce the fair value of existing fixed maturities. The volatility of any losses may force us to liquidate securities, which may cause us to incur capital losses. Realized fixed income and equity losses and unrealized equity losses in our investment portfolio would generally reduce our book value and, if significant, could affect our ability to conduct business. In addition, defaults under, or impairments of, any of these investments as a result of financial problems with the issuer and, where applicable, its guarantor could reduce our net investment income and net realized investment gains or result in investment losses.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Trends in the insurance industry regarding claims and coverage issues, such as increased litigation and the willingness of courts to expand covered causes of loss, and juries awarding large damage awards, may contribute to increased litigation costs and increase our loss exposure under the policies that we underwrite.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

We cannot guarantee that our insurance subsidiaries, IIC and AmCoastal will maintain their current A (Exceptional) or higher ratings by Demotech. Further, we cannot guarantee that IIC will maintain it’s BBB+ rating and AmCoastal will maintain its A- rating by Kroll. Any downgrade or withdrawal of these ratings could impact the acceptability of our products to mortgage lenders that require homeowners to buy insurance, reduce our ability to retain and attract policyholders and agents and damage our ability to compete, which may cause a material adverse effect on our results of operations and financial condition. These material adverse effects could include, but are not limited to:

•reducing demand for new sales of insurance products;
•requiring us to modify our existing products or services, introduce new products or services or reduce prices for our products and services, in order to remain competitive;
•adversely affecting our relationships with our independent agents;
•materially increasing the number or amount of policy cancellations and non-renewals by policyholders;
•requiring us to post additional collateral under certain covenants of our financing transactions;
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

As of December 31, 2024, we had registered up to 100 million shares of our securities (including both our preferred and common stock) authorized to issue from time to time in one or more offerings. Additional equity financing or other share issuances by us could adversely affect the market price of our common stock. Future share issuances in connection with merger transactions or other acquisitions could result in substantial additional dilution to our stockholders. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially.

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

We have paid dividends on our common stock in the past, but currently do not pay an ordinary quarterly dividend. The declaration and payment of dividends are at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends from our subsidiaries (as we are a holding company and do not have any significant operations or assets other than our ownership of the shares of our operating subsidiaries), capital adequacy, liquidity, general business conditions and such other factors as our

AMERICAN COASTAL INSURANCE CORPORATION

Board of Directors deems relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

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

In connection with the filed plan of withdrawal in New York for our former insurance subsidiary, UPC, our insurance subsidiary, IIC, has agreed not to pay ordinary dividends until January 1, 2025, without the prior approval of the NYDFS.
The substantial ownership of our common stock by R. Daniel Peed and his affiliates allows him to exert significant control over us, and the Company and R. Daniel Peed are subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities.

R. Daniel Peed, our Executive Chairman of the Board of Directors, beneficially owned approximately 29% of our issued and outstanding common stock at December 31, 2024. Mr. Peed also has a proxy from another member of RDX Holding, LLC, the former parent company of AmCo, who beneficially owns approximately 7% of our issued and outstanding common stock. As a result, Mr. Peed is able to exert substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other stockholders may disagree. Mr. Peed has the ability to exert significant influence over the following:

•the nomination, election and removal of our Board of Directors;
•the adoption of amendments to our charter documents;
•management and policies;
•our day-to-day operations; and
•the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including acquisitions, mergers, consolidations and the sale of all or substantially all of our assets.

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

As noted above, Mr. Peed beneficially owned approximately 29% of our issued and outstanding common stock as of December 31, 2024. The Company has granted Mr. Peed and his affiliates customary demand and piggyback registration rights pursuant to which, subject to certain limitations, all of such shares eligible to be registered under the Securities Act of 1933, as amended (the Securities Act), and may be offered and sold to the public from time to time after the effectiveness of the related registration statement. Such shares may also be resold into the public markets in accordance with an exemption from

AMERICAN COASTAL INSURANCE CORPORATION

registration under the Securities Act, including Rule 144, subject to the volume limitations, manner of sale requirements and notice requirements thereof. Sales of our common stock by Mr. Peed and his affiliates could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our other stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by Mr. Peed and his affiliates could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity program is led by our Chief Information Security Officer (CISO) and overseen by the Audit Committee and the Board of Directors. Our cybersecurity program prioritizes threat mitigation, while focusing on maintaining the integrity and resilience of our systems. Our cybersecurity program includes identifying threats, considering potential damages through the lens of residual risk, identifying potential actions to manage cyber risk, implementation, and ongoing monitoring and testing for design and performance effectiveness.

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

Our cybersecurity team, in partnership with external vendors and a third-party security operations center, designs and implements data security and cybersecurity programs, risk assessments, monitoring, external and internal penetration tests, controls testing and training for our employees. In 2024, third-party consultants were engaged to perform security penetration tests and to facilitate a table top exercise to test the Company’s cyber incident response plan. We continue to make investments to enhance our ability to identify and detect cybersecurity risks within our environment and protect the Company from those identified risks.

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

AMERICAN COASTAL INSURANCE CORPORATION

As one of our processes, we have implemented cybersecurity incident response plans, including the Security Incident Response Plan and IT Disaster Recovery Plan, that set forth specific frameworks for responding to and managing potential and actual cybersecurity incidents, provide guidance on the roles of, and interactions with, various departments within ACIC and define certain processes and procedures for cybersecurity incident response and management. Our cybersecurity incident response plans and procedures also establish escalation protocols in connection with a potential cybersecurity incident. These protocols vary depending upon the specific factors involved, including the materiality of an incident, the related harms and risks associated therewith, any undertakings required to mitigate and remediate any such incident and any corresponding legal or regulatory actions. Under the cybersecurity incident response plans and their protocols, incidents are responded to by multidisciplinary teams and are further escalated to the attention of senior management and our Board of Directors when applicable. The Company reviews and updates these cybersecurity incident response plans annually.

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

Governance

Management Oversight

Our CISO has the overall responsibility of implementing strategies and objectives to build a strong cyber management function. Our CISO has over 25 years of IT experience with specialization in IT compliance, information security and risk management.

Our Chief Information Officer (CIO) has the overall responsibility of establishing and overseeing the Company’s technology infrastructure and security posture. Our CIO has over 25 years of IT experience, nearly all in the insurance space.

Finally, our Chief Compliance and Risk Officer (CCRO) has more than 30 years of experience in audit, finance and accounting and has managed tax planning, insurance accounting, internal audit and risk management functions. Our CCRO maintains an active Certified Public Accountant license.

Board of Directors Oversight

The Board of Directors and Audit Committee are responsible for overseeing our annual enterprise risk assessment, reviewing the guidelines and policies for assessing and managing the Company’s exposure to risks, including cybersecurity risks, and the steps management has taken to monitor and control such exposures. The Board of Directors and Audit Committee periodically meet to facilitate oversight of cybersecurity risk.

The Board of Directors regularly devotes time during its meetings to review and discuss the most significant risks facing the Company over the short-, medium- and long-term, and management’s responses to those risks, including cybersecurity. Within these discussions, the Board of Directors receives updates from the CISO on the risks posed by cybersecurity threats and the Company’s cybersecurity program. In addition to evaluating the Company’s cybersecurity risks, the Board of Directors has oversight of management’s cybersecurity function and is responsible for reviewing and approving the Company’s cybersecurity program, as well as reviewing the quality and effectiveness of the Company’s technology security.

AMERICAN COASTAL INSURANCE CORPORATION

Item 2. Properties

We use all of our leased properties for office space. We lease in total approximately 15,000 square feet of office space located in Florida and New York. These leases are generally short-term to medium-term leases of commercial office space.

Item 3. Legal Proceedings

We are involved in routine claims-related legal actions arising in the ordinary course of business. We accrue amounts resulting from claims-related legal actions in unpaid losses and loss adjustment expenses during the period that we determine an unfavorable outcome becomes probable and we can estimate the amounts. Management makes revisions to our estimates based on its analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation.

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPC’s insolvency and demands immediate tender of our director and officer’s policy limit of $40 million where we have a retention of $1.5 million. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. We anticipate that directors and officers will be successful in their defense; however, due to our indemnification obligation, we accrued the policy retention amount of $1.5 million in 2023.

Item 4. Mine Safety Disclosures

Not applicable.

AMERICAN COASTAL INSURANCE CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (Nasdaq) under the symbol “ACIC”.

HOLDERS OF COMMON EQUITY

As of March 3, 2025, we had 7,171 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

DIVIDENDS

During December 2024, we declared a special cash dividend of $0.50 per share of common stock, which we paid on January 10, 2025, to shareholders of record on January 2, 2025. Any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

During December 2024, we received a $14,300,000 dividend from our insurance subsidiary, AmCoastal. During November 2022, we received a $26,000,000 dividend from our insurance subsidiary, AmCoastal.

Under Florida law, a Florida-domiciled insurer such as AmCoastal may not pay any dividend or distribute cash or other property to its shareholders except out of its available and accumulated surplus funds, which are derived from realized net operating profits on its business and net realized capital gains. Additionally, a Florida-domiciled insurer may not make dividend payments or distributions to shareholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Except as provided above, Florida-domiciled insurers may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2024, we were in compliance with these requirements.

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

In addition, in connection with the filed plan of withdrawal in New York for our former insurance subsidiary, UPC, our subsidiary, IIC, agreed not to pay ordinary dividends until January 1, 2025, without the prior approval of the NYDFS.

See Note 16 to our Notes to Consolidated Financial Statements for further discussion of restrictions on future payments of dividends by our insurance affiliates.

AMERICAN COASTAL INSURANCE CORPORATION

RECENT SALES OF UNREGISTERED SECURITIES

During 2024, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2024, we did not repurchase any of our equity securities.

AMERICAN COASTAL INSURANCE CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. The following discussion provides an analysis of our results of operations and financial condition for 2024 as compared to 2023. Discussion regarding our results of operations and financial condition for 2023 as compared to 2022 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 and the Revised Items of our Form 10-K for the year ended December 31, 2023, filed as Exhibit 99.1 to Form 8-K on October 4, 2024. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

    American Coastal Insurance Corporation is a holding company primarily engaged in commercial and personal property and casualty insurance business with investments in the United States. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. During the periods presented, we conducted our business principally through two wholly owned insurance subsidiaries: American Coastal Insurance Company (AmCoastal) and Interboro Insurance Company (IIC). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “ACIC,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida and New York. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas. During 2022, we also wrote commercial residential insurance in South Carolina and Texas; however, effective May 1, 2022, we no longer write in these states. In addition, during 2022, we wrote personal residential business in six other states; however on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (the "DFS"), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, can be seen in Note 4 of the Notes to Consolidated Financial Statements below.

On May 9, 2024, the Company entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC ("Forza") in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholder’s equity on the closing date. Closing is subject to customary closing conditions, including New York Department of Financial Services ("NYDFS") approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. On February 13, 2025, Forza’s application to acquire IIC was approved by the NYDFS. The Company and Forza have agreed to close on April 1, 2025. Given IIC is our last remaining personal lines entity and represents the final step in our strategic shift to becoming a specialty commercial underwriter, IIC results of operations and assets and liabilities are captured within discontinued operations and can be seen in Note 4 of the Notes to Consolidated Financial Statements below.

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including AmCoastal, in April 2017, and IIC in April 2016, and our strategic partnership with a subsidiary of Tokio Marine Kiln Group Limited (Tokio Marine), which formed Journey Insurance Company (JIC) in August 2018. Effective June 1, 2022, we merged JIC into AmCoastal, with AmCoastal being the surviving entity.

As a result of our risk appetite in 2024, our policies in-force increased by 0.9% from 22,848 policies in-force at December 31, 2023, to 23,060 policies in-force at December 31, 2024. These values include IIC policies in-force, whose results are captured within discontinued operations.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expenses (LAE). Over the last three years, the frequency of these catastrophes has increased. As a result, we have experienced increased catastrophe losses incurred during the prior three years. During the years ended December 31, 2024, 2023 and 2022, five, two, and two named storms, respectively, made landfall in our geographic footprint, resulting in retained pre-tax catastrophe losses of $25,442,000, $729,000, and $57,906,000, respectively, excluding our former subsidiary, UPC. In addition, during 2022, we increased our loss and LAE reserves as a result of development trends from 2017’s Hurricane Irma, that indicated our ultimate gross loss estimate should be increased.

AMERICAN COASTAL INSURANCE CORPORATION

For the year ended December 31, 2024, we have consolidated our Operating and Underwriting Expenses and General and Administrative Expenses lines within our Consolidated Statements of Comprehensive Income into the General and Administrative Expenses line. This was done in an effort to align more closely with our peer group for comparability. Accordingly, we have recast our Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022 to align with this format. We have also added a new note to our consolidated financial statements, Note 3, Disaggregation of Relevant Expense Captions, to provide the users of our financial statements with enhanced insight into this expense line.

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of ACIC. In evaluating our results of operations, we use premiums written and earned, policies in-force and new and renewal policies by geographic concentration. We also consider the impact of catastrophe losses and prior year development on our loss ratios, expense ratios and combined ratios. In monitoring our investments, we use credit quality, investment income, cash flows, realized gains and losses, unrealized gains and losses, asset diversification and portfolio duration. To evaluate our financial condition, we consider our liquidity, financialstrength, ratings, book value per share and return on equity.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income (Loss)

	Year Ended December 31,
	2024	2023	2022
REVENUE:
Gross premiums written	$647,805	$635,709	$528,160
Change in gross unearned premiums	(9,197)	(31,026)	(53,972)
Gross premiums earned	638,608	604,683	474,188
Ceded premiums earned	(364,618)	(342,623)	(251,259)
Net premiums earned	273,990	262,060	222,929
Net investment income	20,795	8,300	6,043
Net realized losses	(124)	(6,789)	(6,512)
Net unrealized gains (losses) on equity securities	1,996	814	(1,968)
Other revenue	—	15	1,181
Total revenues	296,657	264,400	221,673
EXPENSES:
Losses and loss adjustment expenses	69,319	46,678	96,109
Policy acquisition costs	70,990	75,436	80,996
General and administrative expenses	44,756	37,559	43,746
Interest expense	11,996	10,875	9,483
Total expenses	197,061	170,548	230,334
Income (loss) before other income	99,596	93,852	(8,661)
Other income	2,063	2,228	10,342
Income before income taxes	101,659	96,080	1,681
Provision for income taxes	25,340	10,876	26,233
Income (loss) from continuing operations, net of tax	$76,319	$85,204	$(24,552)
Income (loss) from discontinued operations, net of tax	(601)	224,707	(445,414)
Net income (loss)	$75,718	$309,911	$(469,966)
Less: Net loss attributable to noncontrolling interests	—	—	(111)
Net income (loss) attributable to ACIC	$75,718	$309,911	$(469,855)
Net income (loss) per diluted share	$1.54	$6.98	$(10.91)
Book value per share	$4.89	$3.61	$(4.21)
Return on equity based on GAAP net income (loss)	33.5%	439.5%	(307.4)%
Loss ratio, net (1)	25.3%	17.8%	43.1%
Expense ratio (2)(5)	42.2%	43.1%	56.0%
Combined ratio (3)(5)	67.5%	60.9%	99.1%
Effect of current year catastrophe losses on combined ratio	9.3%	4.9%	23.5%
Effect of prior year development on combined ratio	(1.4)%	(4.9)%	(3.6)%
Underlying combined ratio(4)(5)	59.6%	60.9%	79.2%
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

Combined ratio excluding the effects of current year catastrophe losses and prior year reserve development (underlying combined ratio) is a non-GAAP measure that is computed by subtracting the effect of current year catastrophe losses and prior year development from the combined ratio. We believe that this ratio is useful to investors, and it is used by management to highlight the trends in our business that may be obscured by current year catastrophe losses and prior year development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their frequency of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year development is caused by unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is the combined ratio. The underlying combined ratio should not be considered as a substitute for the combined ratio and does not reflect the overall profitability of our business.

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

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS

Consolidated Results

Net income attributable to ACIC for the year ended December 31, 2024 decreased by $234,193,000 to $75,718,000, compared to net income of $309,911,000 for the year ended December 31, 2023. The decrease in net income was driven by the deconsolidation of our former subsidiary, UPC, resulted in a gain of $238,440,000 in 2023. Drivers of net income for 2024 include increased gross premiums earned during the year, increased net investment income, an increase in ceded premiums earned, favorable prior year loss development during the year, and decreased policy acquisition costs, as described below.

Revenues

Our gross written premiums increased by $12,096,000, or 1.9%, to $647,805,000 for the year ended December 31, 2024, from $635,709,000 for the year ended December 31, 2023. The breakdown of the year-over-year changes in both direct and assumed written premiums by state and gross written premium by line of business are shown in the table below.

Direct Written and Assumed Premium By State	2024	2023	Change
Florida	$642,727	$635,602	$7,125
New York	—	—	—
Texas	—	(9)	9
Total direct written premium by state	$642,727	$635,593	$7,134
Assumed premium (1)	5,078	116	4,962
Total gross written premium by state	$647,805	$635,709	$12,096

Gross Written Premium by Line of Business
Commercial property	$647,805	$635,709	$12,096
Personal property	—	—	—
Total gross written premium by line of business	$647,805	$635,709	$12,096
(1) Assumed premium written for 2024 and 2023 primarily included commercial property business assumed from unaffiliated insurers.

New and Renewal Policies(1) By State	2024	2023	Change
Florida	4,167	4,255	(88)
New York	—	—	—
Total	4,167	4,255	(88)
(1) Only includes new and renewal homeowner, commercial and dwelling fire policies written during the year.

Ceded premiums earned increased by $21,995,000, or 6.4%, to $364,618,000 for the year ended December 31, 2024, from $342,623,000 for 2023. The increase is primarily driven by a $12,334,000 increase in ceded premiums earned from our quota share agreements. This increase is attributed to the change in AmCoastal’s quota share reinsurance coverage during 2024. We had quota share coverage in place at 40% for the first half of 2024 and 20% for the second half of the year, while in 2023 we had no coverage for the first half of the year and 40% coverage for the remainder of the year. This drove increased cessions over the twelve months ended December 31, 2024.

Net investment income increased by $12,495,000, or 150.5%, to $20,795,000 for the year ended December 31, 2024, from $8,300,000 for 2023, driven by increased interest income due to a substantial increase in holdings and higher interest rates year-over-year.

Net realized investment losses and net unrealized gains (losses) on equity securities increased by $7,847,000, or 131.3%, to a net gain of $1,872,000 for the year ended December 31, 2024, from a net loss of $5,975,000 for the year ended December 31, 2023, driven by decreased investment sales in 2024 resulting in decreased realized losses of $6,665,000 on our investment portfolio. During 2023 as a result of liquidity pressure from the receivership of our former subsidiary, UPC, we liquidated investments in a loss position. Please see cash flow for more information. The remainder of the change is related to our re-entering of the equity market during 2024, resulting in unrealized gains on the portfolio of $1,996,000.

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the year ended December 31, 2024, increased $26,513,000, or 15.5%, to $197,061,000, from $170,548,000 for 2023. The increase in expenses was primarily due to an increase in loss and LAE as a result of Hurricane Milton making landfall in 2024, which caused a large increase in catastrophe losses due to the $20,500,000 retention incurred from the storm. The calculations of our combined loss ratios and underlying loss ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2024	2023	Change
Net loss and LAE	$69,319	$46,678	$22,641
% of Gross earned premiums	10.9%	7.7%	3.2	pts
% of Net earned premiums	25.3%	17.8%	7.5	pts
Less:
Current year catastrophe losses	$25,561	$12,783	$12,778
Prior year reserve favorable development	(3,704)	(12,694)	8,990
Underlying loss and LAE (1)	$47,462	$46,589	$873
% of Gross earned premiums	7.4%	7.7%	(0.3)	pts
% of Net earned premiums	17.3%	17.8%	(0.5)	pts
(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s expense ratios are shown below.

($ in thousands)	Year ended
	December 31,
	2024	2023	Change
Policy acquisition costs	$70,990	$75,436	$(4,446)
General and administrative	44,756	37,559	7,197
Total Operating Expenses	$115,746	$112,995	$2,751
% of Gross earned premiums	18.1%	18.7%	(0.6)	pts
% of Net earned premiums	42.2%	43.1%	(0.9)	pts

Loss and LAE increased by $22,641,000, or 48.5%, to $69,319,000 for the year ended December 31, 2024, from $46,678,000 for the year ended December 31, 2023. Loss and LAE expense as a percentage of net earned premiums increased 7.5 points to 25.3% for the year ended December 31, 2024, compared to 17.8% for the year ended December 31, 2023. In addition, during the year ended December 31, 2024, prior year reserve favorable development was lower on both catastrophe and non-catastrophe losses. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2024 would have been 7.4%, a decrease of 0.3 points from 7.7% during the year ended December 31, 2023.

Policy acquisition costs decreased by $4,446,000, or 5.9%, to $70,990,000 for the year ended December 31, 2024, from $75,436,000 for the year ended December 31, 2023. The primary driver of the decrease was an increase in ceding commission income of $6,959,000, driven by the changes in the terms of our quota share reinsurance agreement described above. This was partially offset by increased external management fees of $1,745,000, which fluctuated in conjunction with the year-over-year increase in gross written premium.

General and administrative expenses increased by $7,197,000, or 19.2%, to $44,756,000 for the year ended December 31, 2024, from $37,559,000 for the year ended December 31, 2023, driven by increased overhead costs such as increased amortization of capitalized software totaling $2,836,000 and an increase in salaries totaling $1,522,000. In addition, we saw an increase in the use of third parties for audit, tax, and legal services, totaling $1,065,000 and $620,000, respectively.

AMERICAN COASTAL INSURANCE CORPORATION

We experienced favorable reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

	Historical Reserve Development
($ in thousands, except ratios)	2021	2022	2023	2024
Prior year reserve favorable development	$(4,198)	$(7,982)	$(12,694)	$(3,704)
Development as a % of earnings before interest and taxes	(184.4)%	(71.5)%	(11.9)%	(3.3)%
Consolidated net loss and LAE ratio (LR)	31.1%	43.1%	17.8%	25.3%
Prior year reserve favorable development on LR	(2.4)%	(3.6)%	(4.9)%	(1.4)%
Current year catastrophe losses on LR	5.4%	23.5%	4.9%	9.3%
Underlying net loss and LAE ratio(1)	28.1%	23.2%	17.8%	17.4%
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

Our cash and investment portfolios totaled $540,811,000 at December 31, 2024, compared to $311,874,000 at December 31, 2023.

The following table summarizes our investments, by type:

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$154,660	28.7%	$26,002	8.3%
Corporate securities	61,535	11.3%	48,026	15.5%
Mortgage-backed securities	30,462	5.6%	34,622	11.1%
States, municipalities and political subdivisions	17,197	3.2%	16,964	5.4%
Asset-backed securities	11,436	2.1%	9,485	3.0%
Public utilities	5,284	1.0%	3,288	1.1%
Foreign governments	427	0.1%	—	—%
Total fixed maturities	281,001	52.0%	138,387	44.4%
Mutual fund	31,818	5.9%	—	—%
Other common stocks	4,976	0.9%	—	—%
Total equity securities	36,794	6.8%	—	—%
Other investments	23,623	4.4%	16,487	5.3%
Total investments	341,418	63.2%	154,874	49.7%
Cash and cash equivalents	137,036	25.3%	138,930	44.5%
Restricted cash	62,357	11.5%	18,070	5.8%
Total cash, cash equivalents, restricted cash and investments	$540,811	100.0%	$311,874	100.0%

We classify all of our investments as available-for-sale. Our investments as of December 31, 2024 and 2023 consisted mainly of U.S. government and agency securities, securities of investment-grade corporate issuers, mortgage-backed securities, and states, municipalities and political subdivisions. Our equity holdings as of December 31, 2024 consisted of mutual funds and common stock. We held no equities as of December 31, 2023. Most of the corporate bonds we hold reflected a similar diversification. At December 31, 2024, approximately 87.8% of our fixed maturities were U.S. Treasuries, or corporate bonds rated “A” or better, and 12.2% were corporate bonds rated “BBB” or “BB”.

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,260,000,000 for a first occurrence and $1,610,000,000 in the aggregate. Under this program, our GAAP retention on a first event is $20,500,000 ($10,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $10,500,000 retained separately by our captive). We have purchased second and third event retrocession coverage, reducing our second and third event GAAP retentions to $13,000,000 ($10,000,000 STAT retained by AmCoastal, $3,000,000 retained separately by our captive). AmCoastal’s program provides sufficient coverage for approximately a 1-in-206-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5%, estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary materially from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $172,000,000 in the aggregate. This agreement provides sufficient coverage for a 1-in-450-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.2%.

IIC’s core catastrophe reinsurance program, which is reported under discontinued operations, provides coverage up to an exhaustion point of approximately $82,500,000 in the aggregate, with a retention of $2,500,000 per occurrence. Based on IIC’s probable maximum losses (PML), the program provides sufficient coverage for two 1-in-130-year events in the same season, indicating the probability of a single occurrence exceeding protection purchased is no more than 0.1%.

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

AMERICAN COASTAL INSURANCE CORPORATION

Where we think prudent, particularly where premium rates are high relative to the risk, we retain risk whereby AmCoastal purchases reinsurance from Shoreline Re, our captive reinsurance entity. Shoreline Re participates on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, Shoreline Re participates in a 30% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred.

The table below outlines the participation of Shoreline Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
All Other Perils Catastrophe Excess of Loss Agreement	01/01/2024 - 01/01/2025	—	$4,500,000
Excess Per Risk Agreement	02/01/2024 - 02/01/2025	$1,867,000	$633,000
Quota Share Agreement	06/01/2024 - 06/01/2026	30% (2)	$4,200,000 (3)
(1) Capital at risk is calculated by taking the aggregate losses Shoreline Re is subject to under the contract, less net premiums earned under the contract.
(2) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.
(3) Net premiums earned based on estimated subject premiums at 06/01/2024.

The table below outlines our quota share agreements in effect for the years ended December 31, 2024 and 2023. The impacts of these quota share agreements on the financial statements of our former subsidiary, UPC, are included in discontinued operations in 2023 and 2022.

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
(2) The cession rate of this treaty is reduced from 20% to 15% effective 06/01/2025 - 06/01/2026.
(3) This treaty provided coverage on our in-force, new and renewal policies until these states were transitioned to HCPCI and TypTap upon renewal.

Reinsurance costs as a percentage of gross earned premium during the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Non-at-Risk	(0.3)%	(0.3)%
Quota Share	(22.5)	(21.7)
All Other	(34.3)	(34.6)
Total Ceding Ratio	(57.1)%	(56.6)%

AMERICAN COASTAL INSURANCE CORPORATION

Reinsurance costs as a percentage of gross earned premium for IIC, which is now captured within discontinued operations, during the years ended December 31, 2024 and 2023 were as follows:

	IIC
	2024	2023
Non-at-Risk	(2.5)%	(2.9)%
Quota Share	—	—
All Other	(25.1)	(33.7)
Total Ceding Ratio	(27.6)%	(36.6)%

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Year Ended December 31,
	2024	2023	2022
Quota Share	$(102,886)	$(201,315)	$(53,010)
Excess-of-loss	(265,015)	(210,975)	(174,073)
Equipment, identity theft, and cybersecurity	(2,310)	(1,172)	(2,269)
Ceded premiums written	$(370,211)	$(413,462)	$(229,352)
Change in ceded unearned premiums	5,593	70,839	(21,907)
Ceded premiums earned	$(364,618)	$(342,623)	$(251,259)

The breakdown of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums for IIC, which is now captured in discontinued operations, can be seen in the tables below.

	Year Ended December 31,
	2024	2023	2022
Excess-of-loss	$(9,327)	(8,338)	$(14,041)
Equipment, identity theft, and cybersecurity	(946)	(931)	(798)
Ceded premiums written	(10,273)	(9,269)	(14,839)
Change in ceded unearned premiums	229	(2,188)	75
Ceded premiums earned	$(10,044)	$(11,457)	$(14,764)

AMERICAN COASTAL INSURANCE CORPORATION

Current year catastrophe losses, which are disaggregated between named and numbered storms and all other catastrophe loss events, are shown in the following table.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2024
Current period catastrophe losses incurred
Named and numbered storms	4	$25,320	9.2%
All other catastrophe loss events	7	241	0.1%
Total	11	$25,561	9.3%

December 31, 2023
Current period catastrophe losses incurred
Named and numbered storms	1	$600	0.2%
All other catastrophe loss events	10	12,183	4.7%
Total	11	$12,783	4.9%

December 31, 2022
Current period catastrophe losses incurred
Named and numbered storms	2	$52,076	23.4%
All other catastrophe loss events	7	212	0.1%
Total	9	$52,288	23.5%
(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

The impact of the current year catastrophes to IIC, which is now captured within discontinued operations, can be seen in the tables below.

	Number of Events	Incurred Loss and Loss adjustment expense (LAE) (1)	Combined Ratio Impact
December 31, 2024
Current period catastrophe losses incurred
Named and numbered storms	2	$122	0.5%
All other catastrophe loss events	15	969	3.6%
Total	17	$1,091	4.1%

December 31, 2023
Current period catastrophe losses incurred
Named and numbered storms	1	$129	—%
All other catastrophe loss events	13	2,367	0.9%
Total	14	$2,496	0.9%

December 31, 2022
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%
All other catastrophe loss events	11	5,618	12.1%
Total	11	$5,618	12.1%
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

Unpaid losses and LAE totaled $322,087,000 and $347,738,000 as of December 31, 2024 and 2023, respectively. In addition, unpaid losses related to IIC totaled $21,499,000 and $22,483,000 as of December 31, 2024 and 2023, respectively, which have been classified as discontinued operations.

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

Discontinued Operations

On February 10, 2023, we announced that a solvent run-off for UPC was unlikely and on February 27, 2023, UPC was placed into receivership with the DFS, which divested our ownership of UPC. As a result, UPC, as well as the activities related directly to supporting the business conducted by UPC, qualify as a discontinued operation. For more information regarding the results of our discontinued operations, see Note 4 in our Notes to Consolidated Financial Statements.

In addition, on May 9, 2024, the Company entered into a Sale Agreement with Forza in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholders' equity on the closing date. Closing is subject to customary closing conditions, including NYDFS approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. On February 13, 2025, Forza’s application to acquire IIC was approved by the NYDFS. The Company and Forza have agreed to close on April 1, 2025. A comparison of the results of IIC's operations for the years ended December 31, 2024 and 2023 can be seen below.

IIC Year-over-Year Results

Net loss attributable to IIC for the year ended December 31, 2024 decreased $1,687,000, or 56.1%, to $1,319,000 from $3,006,000 for the same period in 2023. The details of the revenues and expenses that drove this change are outlined below.

Revenue

IIC gross written premiums increased $5,370,000, or 15.6%, to $39,704,000 for the year ended December 31, 2024 from $34,334,000 for the same period in 2023. This increase was driven primarily by rate increases. The change in IIC gross written premiums and new and renewal policies year-over-year can be seen below.

($ in thousands)	Year Ended December 31,
	2024	2023	Change

Direct Written Premium	$39,704	$34,334	$5,370
Total gross written premium	$39,704	$34,334	$5,370

New and Renewal Policies (1)	20,377	20,244	133
(1) Only includes new and renewal homeowner and dwelling fire policies written during the year.

AMERICAN COASTAL INSURANCE CORPORATION

Net investment income decreased by $181,000, or 8.0%, to $2,093,000 for the year ended December 31, 2024 from $2,274,000 for 2023, driven by decreased interest income due to decreased holdings year-over-year.

Expenses

Expenses attributable to IIC for the year ended December 31, 2024 increased $3,909,000, or 14.9%, to $30,172,000 from $26,263,000 for the same period in 2023. The increase in expenses was primarily due to an increase in our loss and LAE incurred during 2024, driven by increased current year non-catastrophe losses incurred. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Year Ended December 31,
	2024	2023	Change
Net loss and LAE	$18,738	$16,183	$2,555
% of Gross earned premiums	51.5%	51.7%	(0.2) pts
% of Net earned premiums	71.2%	81.6%	(10.4) pts
Less:
Current year catastrophe losses	$1,090	$2,496	$(1,406)
Prior year reserve favorable development	(955)	400	(1,355)
Underlying loss and LAE (1)	$18,603	$13,287	$5,316
% of Gross earned premiums	51.2%	42.5%	8.7 pts
% of Net earned premiums	70.7%	67.0%	3.7 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-K.

The calculations of our expense ratios are shown below.

	Year Ended December 31,
	2024	2023	Change
Policy acquisition costs	$8,336	$7,910	$426
General and administrative	3,098	2,170	928
Total Operating Expenses	$11,434	$10,080	$1,354
% of Gross earned premiums	31.4%	32.2%	(0.8) pts
% of Net earned premiums	43.4%	50.8%	(7.4) pts

Loss and LAE attributable to IIC increased $2,555,000, or 15.8%, to $18,738,000 for the year ended December 31, 2024 from $16,183,000 for the same period in 2023. Loss and LAE expense as a percentage of net earned premiums decreased 10.4 pts to 71.2% for the year ended December 31, 2024, compared to 81.6% for the same period in 2023. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2024 was 51.2%, an increase of 8.7 pts from 42.5% during the year ended December 31, 2023.

Policy acquisition costs attributable to IIC increased $426,000, or 5.4%, to $8,336,000 for the year ended December 31, 2024 from $7,910,000 for the same period in 2023. The primary driver of the increase was an increase in agent commissions and credit card processing fees of $138,000 and $332,000, respectively, both of which vary with changes in gross written premium year-over-year. The increase in agent commissions was partially offset by a decrease in commission rate from 20% to 15% effective January 1, 2024.

General and administrative expenses attributable to IIC increased $928,000, or 42.8%, to $3,098,000 for the year ended December 31, 2024 from $2,170,000 for the same period in 2023, driven by an increase in salary-related expenses of $579,000 and an increase in external professional service costs, such as legal and audit fees, totaling $350,000.

AMERICAN COASTAL INSURANCE CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income, the sale or maturity of invested assets, the issuance of debt and the issuance of additional shares of our stock. We use our cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, acquire subsidiaries and pay associated costs, as well as to repay debt and purchase investments.

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

During the year ended December 31, 2024, the Company made capital contributions of $1,265,000 to its reinsurance subsidiary, Shoreline Re. We may make future contributions of capital to our insurance subsidiaries as circumstances require. During the year ended December 31, 2023, we made no capital contributions to our subsidiaries. During the year ended December 31, 2022, we contributed $81,000,000 and $11,200,000 to our former insurance subsidiaries, UPC and FSIC, respectively. The contribution made to FSIC was made prior to the merging of FSIC into UPC. In addition, we contributed $9,574,000 to our reinsurance subsidiary, Shoreline Re.

During December 2024, we received a $14,300,000 dividend from our insurance subsidiary, AmCoastal. During 2022, we received a dividend of $26,000,000 from AmCoastal.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of December 31, 2024, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

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

As a result of claim activity from the current and prior years, we have an obligation related to the unpaid policyholder losses and unpaid LAE associated with the settling of these claims. As of December 31, 2024, our total obligation related to these claim payments was $322,087,000, of which we estimate $124,642,000 to be short-term in nature (due in less than twelve months), based upon our cumulative claims paid over the last 23 years. This value includes IIC, which is classified as discontinued operations but is still our obligation until the sale of the entity is complete. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in these estimated projected settlements, and as a result these estimates will differ, perhaps significantly, from actual future payments.

AMERICAN COASTAL INSURANCE CORPORATION

In addition to our unpaid loss and LAE, as of December 31, 2024, we have outstanding debt obligations related to our notes payable totaling $150,000,000. This is exclusive of interest costs, which we estimate will total $43,500,000 over the life of the debt, based on the current fixed interest rates of these notes. Our short-term obligation related to these notes payable total $10,875,000 in estimated interest payments and no principal payments. For more information regarding these outstanding notes, please see Note 12 in our Notes to Consolidated Financial Statements.

In connection with entering into contracts with our outside vendors, we have minimum obligations due to our vendors over the life of the contracts. Our main vendor obligations are related to underwriting tools, claims and policy administration systems. Our total obligation related to these two categories of obligations are $1,605,000, and $525,000, respectively. Of these obligations, $1,605,000, and $225,000, respectively are short-term in nature.

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

During the year ended December 31, 2024, we experienced cash inflows of $243,509,000 compared to outflows of $136,003,000 during the year ended December 31, 2023. This change was driven by changes in our operating assets and liabilities of $398,841,000, offset by a decrease in net income, net of adjustments to reconcile net income to cash of $19,329,000. The change in our operating assets and liabilities is attributed to the placement of UPC into receivership in 2023 as a result of the loss above, divesting our ownership of UPC during 2023.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments. Additional cash outflows relate to the purchase of fixed assets. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the year ended December 31, 2024, cash used in investing activities increased $176,667,000, driven by the purchases of fixed maturities.

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with

AMERICAN COASTAL INSURANCE CORPORATION

cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the year ended December 31, 2024, cash used in financing activities increased by $40,609,000 to cash used of $13,840,000 from proceeds of $26,769,000. This was due primarily to $24,102,000 in dividends declared during 2024 and a decrease in proceeds from the issuance of common stock of $15,172,000 year-over-year.

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

Reserves for Unpaid Losses and LAE

Reserves for unpaid losses and LAE represent the most significant accounting estimate inherent in the preparation of our financial statements. These reserves represent management’s best estimate of the amount we will ultimately pay for losses, and we base the amount upon the application of various actuarial reserve estimation techniques as well as other material facts and circumstances known at the balance sheet date.

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

Fair Value of Investments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of fair value of financial assets and the supporting assumptions and methodologies. We use quoted prices from active markets and an independent third-party valuation service to assist us in determining fair value. We obtain only one single quote or price for each financial instrument.

AMERICAN COASTAL INSURANCE CORPORATION

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

Investment Portfolio Credit Allowances

For investments classified as available for sale, the difference between fair value and cost or amortized cost for fixed income securities is reported as a component of accumulated other comprehensive income (loss) on our Consolidated Balance Sheets and is not reflected in our net loss of any period until reclassified to net loss upon the consummation of a transaction with an unrelated third party. We have a portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be impaired as the result of a credit loss.

For each fixed-income security in an unrealized loss position, if we determine that we intend to sell the security or that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, the security’s entire decline in fair value is recorded in earnings.

If our management decides not to sell the fixed-income security and it is more likely than not that we will not be required to sell the fixed-income security before recovery of its amortized cost basis, we evaluate whether the decline in fair value has resulted from credit losses or other factors. This is typically indicated by a change in the rating of the security assigned by a rating agency, and any adverse conditions specifically related to the security or industry, among other factors. If the assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in earnings. Credit loss is limited to the difference between a security’s amortized cost basis and its fair value. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

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

Due to the adoption of Accounting Standards Update (ASU) 2016-01 (ASU 2016-01) as of January 1, 2018, equity securities are reported at fair value with changes in fair value, including impairment write-downs, being recognized in the revenue section of our Consolidated Statements of Comprehensive Income (Loss).

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

AMERICAN COASTAL INSURANCE CORPORATION

RELATED PARTY TRANSACTIONS

There were no related party transactions for the years ended December 31, 2024, 2023 and 2022.

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

Our investment policy was established by the Investment Committee of our Board of Directors and is reviewed regularly. Pursuant to this investment policy, our fixed-maturity portfolio is classified as available for sale and we report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income (loss) within our stockholders’ equity (deficit). We do not hold any securities that are classified as held to maturity and we do not hold any securities for trading or speculation. We do not utilize any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio. The unrealized gains or losses related to our equity securities are recorded on the income statement per the guidance in ASU 2016-01.

INTEREST RATE RISK

Fixed-income securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movements in interest rates and considering our future capital and liquidity requirements.

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-income securities at December 31, 2024 and 2023:

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
2024
300 basis point increase	$262,720	$(18,281)	(6.5)%
200 basis point increase	268,811	(12,190)	(4.3)
100 basis point increase	274,904	(6,097)	(2.2)
Fair value	281,001	—	—
100 basis point decrease	287,101	6,100	2.2
200 basis point decrease	293,204	12,203	4.3
300 basis point decrease	299,310	18,309	6.5%

2023
300 basis point increase	$123,323	$(15,064)	(10.9)%
200 basis point increase	128,341	(10,046)	(7.3)
100 basis point increase	133,362	(5,025)	(3.6)
Fair value	138,387	—	—
100 basis point decrease	143,416	5,029	3.6
200 basis point decrease	148,447	10,060	7.3
300 basis point decrease	153,482	15,095	10.9%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-income investments, and should not be considered indicative of future results. Based on our analysis, both a 200 and 300-basis point decrease or increase in interest rates from the December 31, 2024, rates would have a material impact on our results of operations and cash flows in the event divesting of these holdings was necessary. However, we do not anticipate the need to sell securities in an unrealized loss position as of December 31, 2024.

AMERICAN COASTAL INSURANCE CORPORATION

CREDIT RISK

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturity securities. We mitigate this risk by generally investing in investment grade securities and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-income security portfolio by rating at December 31, 2024 and 2023:

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
2024
AAA	$42,367	14.3%	$37,180	13.2%
AA+, AA, AA-	180,971	61.3	178,417	63.5
A+, A, A-	37,495	12.7	34,199	12.2
BBB+, BBB, BBB-	34,714	11.7	31,205	11.1
Total	$295,547	100.0%	$281,001	100.0%

2023
AAA	$36,452	23.4%	$31,482	22.7%
AA+, AA, AA-	50,997	32.8	47,689	34.5
A+, A, A-	42,692	27.4	37,094	26.8
BBB+, BBB, BBB-	25,545	16.4	22,122	16.0
Total	$155,686	100.0%	$138,387	100.0%

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

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2024 consisted of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

During 2024, we re-entered the equities market. Equities represent 10.8% of our total investments (excluding cash, restricted cash and cash equivalents) at December 31, 2024. We held no equity investments at December 31, 2023.

The following table illustrates the composition of our equity portfolio at December 31, 2024:

		% of Total
Stocks by Sector	Fair Value	Fair Value
2024
Funds	$31,818	86.5%
Financial	4,976	13.5
Total	$36,794	100.0%

AMERICAN COASTAL INSURANCE CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of American Coastal Insurance Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Coastal Insurance Corporation and subsidiaries (the ”Company“) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the ”financial statements“). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Liability for Unpaid Losses and Loss Adjustment Expenses — Refer to Notes 2, 11 and 13 to the Financial Statements

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

Given the amount of judgment necessary to estimate the projected losses to be incurred by the Company as it relates to both reported and unreported claims, performing audit procedures to evaluate whether the Company’s loss reserves were appropriately recorded as of December 31, 2024, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the loss reserves included the following, among others:

•We tested the design, implementation, and operating effectiveness of controls over the liability for unpaid losses and loss adjustment expenses, including those related to the estimation and management’s review of the estimates as well as the selection of underlying assumptions.
•With assistance from our actuarial specialists, we developed an independent expected range of unpaid losses and loss adjustment expense based on historical and industry claim development factors and compared our estimates to management’s estimates and assessed the consistency of management’s approach.
•We evaluated the methods and assumptions used by management to estimate the loss reserves by:
–Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
–Performing inquiry of management to discuss the Company’s ultimate recorded reserve actions and understand any trends that have been observed in the Company’s claims data.
–Performing a retrospective review, including comparing prior year estimates of expected incurred losses to actual experience during the current year to identify potential bias in the determination of the liability for unpaid losses and loss adjustment expense.

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida
March 10, 2025

We have served as the Company’s auditor since 2018.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $295,547 and $155,686, respectively)	$281,001	$138,387
Equity securities	36,794	—
Other investments (amortized cost of $22,969 and $16,118, respectively)	23,623	16,487
Total investments	341,418	154,874
Cash and cash equivalents	137,036	138,930
Restricted cash	62,357	18,070
Total cash, cash equivalents and restricted cash	199,393	157,000
Accrued investment income	2,964	1,767
Property and equipment, net	5,736	3,658
Premiums receivable, net (credit allowance of $26 and $49, respectively)	46,564	45,924
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $75 and $97, respectively)	263,419	340,820
Ceded unearned premiums	160,893	155,301
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	40,282	21,149
Intangible assets, net	5,908	8,548
Other assets, net	16,816	36,718
Assets held for disposal	73,243	77,143
Total Assets	$1,216,112	$1,062,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$322,087	$347,738
Unearned premiums	285,354	276,157
Reinsurance payable on premiums	83,130	—
Payments outstanding	699	706
Accounts payable and accrued expenses	86,140	74,783
Operating lease liability	3,323	739
Other liabilities	757	672
Notes payable, net	149,020	148,688
Liabilities held for disposal	49,942	44,130
Total Liabilities	$980,452	$893,613
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,417,045 and 46,989,089 issued, respectively; 48,204,962 and 46,777,006 outstanding, respectively	5	5
Additional paid-in capital	436,524	423,717
Treasury shares, at cost; 212,083 shares	(431)	(431)
Accumulated other comprehensive income (loss)	(15,666)	(17,137)
Retained earnings (deficit)	(184,772)	(237,389)
Total Stockholders’ Equity	$235,660	$168,765
Total Liabilities and Stockholders’ Equity	$1,216,112	$1,062,378

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2024	2023	2022
REVENUE:
Gross premiums written	$647,805	$635,709	$528,160
Change in gross unearned premiums	(9,197)	(31,026)	(53,972)
Gross premiums earned	638,608	604,683	474,188
Ceded premiums earned	(364,618)	(342,623)	(251,259)
Net premiums earned	273,990	262,060	222,929
Net investment income	20,795	8,300	6,043
Net realized investment losses	(124)	(6,789)	(6,512)
Net unrealized gains (losses) on equity securities	1,996	814	(1,968)
Other revenue	—	15	1,181
Total revenues	296,657	264,400	221,673
EXPENSES:
Losses and loss adjustment expenses	69,319	46,678	96,109
Policy acquisition costs	70,990	75,436	80,996
General and administrative expenses	44,756	37,559	43,746
Interest expense	11,996	10,875	9,483
Total expenses	197,061	170,548	230,334
Income (loss) before other income	99,596	93,852	(8,661)
Other income	2,063	2,228	10,342
Income before income taxes	101,659	96,080	1,681
Provision for income taxes	25,340	10,876	26,233
Income (loss) from continuing operations, net of tax	$76,319	$85,204	$(24,552)
Income (loss) from discontinued operations, net of tax	(601)	224,707	(445,414)
Net income (loss)	$75,718	$309,911	$(469,966)
Less: Net loss attributable to NCI	—	—	(111)
Net income (loss) attributable to ACIC	$75,718	$309,911	$(469,855)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on investments	3,355	5,998	(56,600)
Reclassification adjustment for net realized investment losses	124	6,808	32,082
Income tax benefit related to items of other comprehensive income (loss)	—	—	49
Total comprehensive income (loss)	$79,197	$322,717	$(494,435)
Less: Comprehensive loss attributable to NCI	—	—	(164)
Comprehensive income (loss) attributable to ACIC	$79,197	$322,717	$(494,271)

Weighted average shares outstanding
Basic	47,831,412	43,596,432	43,052,070
Diluted	49,362,985	44,388,804	43,052,070

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$1.60	$1.96	$(0.56)
Discontinued operations	$(0.01)	$5.15	$(10.35)
Total	$1.59	$7.11	$(10.91)
Diluted
Continuing operations	$1.55	$1.92	$(0.56)
Discontinued operations	$(0.01)	$5.06	$(10.35)
Total	$1.54	$6.98	$(10.91)

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Stockholders’ Equity (Deficit) Attributable to ACIC	NCI	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
December 31, 2021	43,370,442	$4	$394,268	$(431)	$(6,531)	$(74,904)	$312,406	$19,551	$331,957
Net loss	—	—	—	—	—	(469,855)	(469,855)	(111)	(469,966)
Other comprehensive loss	—	—	—	—	(24,416)	—	(24,416)	(53)	(24,469)
Return of Capital to NCI	—	—	—	—	—	1,052	1,052	(19,387)	(18,335)
Stock compensation	(90,269)	—	1,363	—	—	—	1,363	—	1,363
Cash dividends on common stock ($0.06 per common share)	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
December 31, 2022	43,280,173	4	395,631	(431)	(30,947)	(546,296)	(182,039)	—	(182,039)
Net income	—	—	—	—	—	309,911	309,911	—	309,911
Other comprehensive income, net	—	—	—	—	12,806	—	12,806	—	12,806
Impact of deconsolidation of discontinued operations	—	—	—	—	1,004	(1,004)	—	—	—
Stock compensation	123,744	—	1,294	—	—	—	1,294	—	1,294
Issuance of common stock	3,373,089	1	26,792	—	—	—	26,793	—	26,793
December 31, 2023	46,777,006	5	423,717	(431)	(17,137)	(237,389)	168,765	—	168,765
Net income	—	—	—	—	—	75,718	75,718	—	75,718
Other comprehensive income, net	—	—	—	—	3,479	—	3,479	—	3,479
Impact of deconsolidation of discontinued operations	—	—	—	—	(2,008)	1,001	(1,007)	—	(1,007)
Stock compensation	332,956	—	1,186	—	—	—	1,186	—	1,186
Issuance of common stock	1,095,000	—	11,621	—	—	—	11,621	—	11,621
Cash dividends on common stock ($0.50 per common share)	—	—	—	—	—	(24,102)	(24,102)	—	(24,102)
December 31, 2024	48,204,962	$5	$436,524	$(431)	$(15,666)	$(184,772)	$235,660	$—	$235,660

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$75,718	$309,911	$(469,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including goodwill impairment	8,869	10,626	23,312
Bond amortization and accretion	744	1,006	5,624
Net realized losses on investments	190	5,466	32,082
Net unrealized losses (gains) on equity securities	(1,996)	(2,884)	6,585
Provision for uncollectible premiums	24	(19)	(37)
Provision for uncollectible reinsurance recoverables	22	236	(40)
Deferred income taxes, net	(2,364)	14,436	24,138
Stock based compensation	2,545	1,318	1,388
Payment receivable in connection with HCI renewal rights agreement	—	—	3,800
Gain on sale of property and equipment	—	(588)	(12,888)
Fixed asset and intangible asset disposals	141	1,147	2,884
Gain on disposition of former subsidiary	(1,007)	(238,440)	—
Changes in operating assets and liabilities:
Accrued investment income	(1,177)	83	234
Premiums receivable	(920)	16,048	(6,833)
Reinsurance recoverable on paid and unpaid losses	77,402	741,141	(634,248)
Ceded unearned premiums	(5,821)	(21,381)	217,603
Deferred policy acquisition costs, net	(18,889)	33,981	(20,413)
Other assets	21,526	(55,589)	(3,218)
Unpaid losses and loss adjustment expenses	(26,635)	(656,286)	862,488
Unearned premiums	12,535	(154,108)	(99,120)
Reinsurance payable on premiums	86,780	(46,967)	(188,729)
Payments outstanding	1,673	(68,703)	100,533
Accounts payable and accrued expenses	11,914	2,142	(1,755)
Lease liabilities	2,616	(913)	(245)
Other liabilities	(381)	(27,666)	(16,292)
Net cash provided by (used in) operating activities	243,509	(136,003)	(173,113)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	19,601	239,995	250,536
Equity securities	—	40,436	750
Other investments	16,147	2,418	2,825
Purchases of:
Fixed maturities	(156,316)	(37,780)	(25,545)
Equity securities	(34,992)	(79)	(7,648)
Other investments	(23,629)	(15,385)	(2,272)
Proceeds from sale of property and equipment	—	629	21,236
Cost of property, equipment and capitalized software acquired	(22)	(196)	(3,047)
Disposition of cash on divestiture of subsidiary	—	(232,582)	—
Net cash provided by (used in) investing activities	(179,211)	(2,544)	236,835
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(1,359)	(24)	(25)
Return of capital in connection with termination of noncontrolling interest	—	—	(18,335)
Repayments of borrowings	—	—	(4,441)
Dividends	(24,102)	—	(2,589)
Proceeds from issuance of common stock	11,621	26,793	—
Net cash provided by (used in) financing activities	(13,840)	26,769	(25,390)
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified as assets held for disposal	50,458	(111,778)	38,332
Cash, cash equivalents and restricted cash at beginning of period	171,832	283,610	245,278
Cash, cash equivalents and restricted cash at end of period	$222,290	$171,832	$283,610
Supplemental Cash Flows Information
Interest paid	$12,808	$10,875	$9,553
Income taxes paid (refunded)	$(6,784)	$(10,569)	$2,487
See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a property and casualty insurance holding company that sources, writes and services residential commercial and personal property and casualty insurance policies using a network of agents and two wholly owned insurance subsidiaries. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. Our two insurance subsidiaries are Interboro Insurance Company (IIC), acquired via acquisition on April 29, 2016; and American Coastal Insurance Company (AmCoastal), acquired via merger on April 3, 2017.

Our other subsidiaries include United Insurance Management, L.C. (UIM), a managing general agent; Skyway Claims Services, LLC (SCS), which provides claims adjusting services to our insurance companies; AmCo Holding Company, LLC (AmCo) which is a holding company subsidiary that consolidates its respective insurance company; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; Shoreline Re, which provides a portion of the reinsurance protection purchased by our insurance subsidiaries when prudent; Skyway Reinsurance Services, LLC, which provides reinsurance brokerage services for our insurance companies; Skyway Legal Services, LLC (SLS), which provides claims litigation services to our insurance companies; and Skyway Underwriters, LLC, a managing general agent that provides technological and distribution services to our insurance companies.

Our primary products are commercial and homeowners residential property insurance. We currently offer commercial residential insurance in Florida. During 2022, we also wrote commercial residential insurance in South Carolina and Texas, however, effective May 1, 2022, we no longer write in these states. In addition, we write personal residential insurance in New York. During 2022, we wrote personal residential business in six other states; however, on February 27, 2023, our former insurance subsidiary, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (DFS), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, are discussed in Note 4 below.

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

On May 9, 2024, the Company entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC ("Forza") in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholder’s equity on the closing date. Closing is subject to customary closing conditions, including New York Department of Financial Services ("NYDFS") approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. On February 13, 2025, Forza’s application to acquire IIC was approved by the NYDFS. The Company and Forza have agreed to close on April 1, 2025. Given IIC is our last remaining personal lines entity and represents the final step in our strategic shift to becoming a specialty commercial underwriter, IIC results of operations and assets and liabilities are captured within discontinued operations and can be seen in Note 4 of the Notes to Consolidated Financial Statements below.

As a result of the Sale Agreement described above, IIC is presented as discontinued operations. The remaining activity captured within continuing operations supports only our commercial residential insurance offerings. Given this fact pattern, we now conduct our operations under one operating segment, which consists of our commercial lines business. Further information regarding this segment can be seen in Note 2(j) below.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
Consolidated Statements of Comprehensive Income (Loss), we generally use the term loss(es) to collectively refer to both loss and loss adjustment expenses.

We include all our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 2, our subsidiary, IIC and our former subsidiary, UPC, and activities related directly to supporting the business conducted by UPC qualified as discontinued operations.

For the year ended December 31, 2024, we have consolidated our Operating and Underwriting Expenses and General and Administrative Expenses lines within our Consolidated Statements of Comprehensive Income into the General and Administrative Expenses line. This was done in an effort to align more closely with our peer group for comparability. Accordingly, we have recast our Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022 to align with this format. We have also added a new note to our consolidated financial statements, Note 3, Disaggregation of Relevant Expense Captions, to provide the users of our financial statements with enhanced insight into this expense line.

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

(b)Investments

We currently classify all our investments in fixed maturities and short-term investments as available-for-sale, and report them, our equity securities and limited partnership investments at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of comprehensive income (loss). We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net loss. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

(c)Fair Value

See Note 5 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2024 and 2023.

(d)Allowance for Expected Credit Losses

See Note 14 in our Notes to Consolidated Financial Statements for a discussion regarding the allowance for expected credit losses at December 31, 2024 and 2023.

(e)Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then estimate expected credit losses based on historical trends, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. Once these conditions have been examined, we establish an allowance for credit losses for any amounts not expected to be collected. When we receive payments on amounts previously charged off, we credit our expected credit loss expense in the period we receive the payment. The balances of our allowance for uncollectible premiums totaled $26,000 and $49,000 at December 31, 2024 and 2023, respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premiums liability and record the premiums as described above.

(f)Deferred Policy Acquisition Costs

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

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, reinsurance costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs. We did not have a premium deficiency at December 31, 2024 or 2023 related to our continuing operations.

(g)Debt Issuance Costs

We record our debt issuance costs associated with a recognized debt liability as a direct deduction from the carrying amount of the corresponding debt liability. These costs are then amortized over the life of the liability using the effective interest method.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

See Note 8 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software that were held during 2024 and 2023.

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

As described in Note 1, as a result of entering into definitive agreements to sell IIC, we now disclose one reportable operating segment, which consists of our commercial lines business. The details of our commercial lines business is described in Part 1, Item 1, above.

Our CODM is our President and CEO. Our CODM uses net income that is also reported on the Consolidated Statements of Comprehensive Income (Loss) to make decisions on how to allocate resources, for example deciding whether to reinvest profits for items such as product development or acquisitions, or whether to pay dividends. Net income is used to monitor budget

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
versus actual results. Net income is also used in competitive analysis by benchmarking against our peers. This analysis is used in assessing performance of our operating segment and in establishing targets for management.

In addition, our measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of our operating segment are the same as those described in our summary of significant accounting policies.

Revenue, profit or loss and significant segment expenses can be seen on the Consolidated Statements of Comprehensive Income (Loss). Additional reconciliation of certain expenses can be seen within Note 3, below.

(k)Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. We attribute all goodwill associated with our acquisitions to one reporting segment.

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting segment to its carrying value. We test goodwill for impairment by performing a quantitative assessment. In performing the quantitative impairment test, we use a discounted cash flow valuation approach.

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

The valuation methodology utilized is subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting segments could result in goodwill impairments in future periods, which could materially adversely affect our results of operations or financial position.

For the 2024 annual goodwill impairment tests we utilized the quantitative assessment for our continuing operations, determining that the goodwill was not impaired for the reporting segment. For the 2023 annual goodwill impairment tests we utilized the quantitative assessment for our continuing operations, determining that the goodwill was not impaired for the reporting segment. For the 2022 annual goodwill impairment tests we utilized the quantitative assessment for our commercial lines reporting segment, determining that the goodwill was not impaired for the reporting segment. During the third quarter of 2022, as a result of the strategic decision to place UPC into an orderly runoff, we recognized impairment of goodwill totaling $13,569,000 all related to our discontinued operations.

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

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license acquired exceeds its fair value, an impairment loss is recognized equal to that excess. During 2024, we disposed of licenses that we no longer held and evaluated all other intangible assets. During 2024, 2023 and 2022, we determined that the fair values of all remaining intangible assets were not impaired.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

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

We utilized discount rates to determine the present value of the lease payments based on information available at the commencement date of the lease. We used an incremental borrowing rate based on factors such as lease term to determine the appropriate present value of future lease payments, as the rate implicit in the lease is not always readily available. When determining the incremental borrowing rate, we considered the rate of interest we would pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms.

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. We recognize interest accrued related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2024, we have no accrued penalties or interest related to uncertain tax benefits.

In June 2022, we assessed our deferred tax position and believed it was more likely than not that the benefit from certain net operating loss (NOL) carryforwards, net capital operating loss carryforwards and other net deferred tax assets would not be realized. In recognition of this risk, we recorded a valuation allowance against these deferred tax assets as of June 30, 2022. During the second quarter of 2023, we evaluated our position based on the results of our continuing operations and determined that it was more likely than not that we would be able to realize the benefit from our NOL carryforwards and business tax credit carryforwards and reversed the valuation allowance on the Company’s deferred tax assets, with the exception of the deferred tax assets attributable to capital loss carryforward amounts and other capital asset inventory items, as well as the deferred tax assets related to the dual consolidated losses of the Company’s Bermuda subsidiaries. As of December 31, 2024, we still have a valuation allowance on these items. The Company continues to evaluate its position as it relates to the valuation allowance on its deferred tax assets.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
On May 15, 2023, we entered into the Tax Memorandum with DFS. As a result of this Memorandum, any benefit received from the use of UPC's net operating losses is due to the DFS as the receiver of UPC. The expense related to this remittance is presented within our provision for income taxes on our Consolidated Statements of Comprehensive Income (Loss), offsetting the tax benefit recognized.

On December 27, 2023, the Bermuda Government passed the Corporate Income Tax Act 2023, conforming to the OECD BEPS Pillar 2 framework. This act enacts a 15% corporate income tax that will generally become effective for Bermuda domiciled entities on or after January 1, 2025. The legislation provides for a number of exemptions, including a limited international presence exemption, which can defer the effective date until January 1, 2030, if the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets located within Bermuda, and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. As of December 31, 2024, the Company determined that none of its Bermuda domiciled entities will be subject to the Bermuda Corporate Income Tax for the tax year beginning on January 1, 2025. The Company will continue to evaluate if and when its Bermuda domiciled entities become subject to the Bermuda Corporate Income Tax.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the IRA). The IRA contains $500 billion in new spending and tax breaks that aim to boost clean energy, reduce healthcare costs, and increase tax revenues. We reviewed the corporate tax impacts of the IRA and identified two provisions that required further analysis to determine the impact to our business.

First, the IRA established a corporate alternative minimum tax (CAMT) equal to 15% of average adjusted financial statement income (AFSI) over the CAMT foreign tax credit for the tax year. The CAMT is effective for tax years beginning after December 31, 2022 and only applies to corporations with an AFSI in excess of one billion dollars over three years. We are not subject to CAMT in 2024, due to this AFSI requirement.

Second, the IRA imposes a nondeductible 1% excise tax on the net value of certain stock that a publicly traded corporation repurchases occurring after December 31, 2022. To calculate the net value of a certain stock, the fair market value of the stock repurchased is reduced by the fair market value of the stock issued or provided to employees during that tax year. We did not repurchase stock in 2024. The Company will continue to monitor for any stock repurchases in 2025 and thereafter so that it remains in compliance with this excise tax requirement.

Pillar Two, the global minimum tax initiative from the Organization for Economic Co-operation and Development, requires Multinational Enterprises to pay a 15% tax on income in each country that they operate. A “top-up tax” on the parent company of a multinational group for any income earned by a subsidiary in a low-tax jurisdiction that falls below the 15% minimum tax rate must be accrued. The Company is currently doing business in the U.S., the Cayman Islands and Bermuda. The Cayman Islands does not have a corporate income tax, while Bermuda has enacted a corporate income tax, becoming effective for tax years beginning on or after January 1, 2025. The Pillar Two legislation provides for transitional relief for multinational groups that are in the initial phase of their international activity. This transitional relief can be available until the tax year beginning January 1, 2030. For companies that are in the initial phase of its international activity, any potential “top-up” tax is reduced to zero. It has been determined that the Company qualifies for this transitional relief for 2024 and therefore the Company has not included any additional income tax expense in its financial statements related to the Pillar Two global minimum tax rules for 2024.

We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2024, 2023 or 2022. Tax penalties or income-tax-related interest incurred would be included in our provision (benefit) for income taxes on our Consolidated Statements of Comprehensive Income (Loss).

(o)Advertising Costs

We expense all advertising costs as an operating expense when we incur those costs. For the years ended December 31, 2024, 2023 and 2022, we incurred advertising costs of $41,000, $29,000, and $693,000, respectively.

(p)Earnings Per Share (EPS)

We report both basic EPS and diluted EPS. To calculate basic EPS, we divide net income (loss) attributable to ACIC common stockholders (net income (loss) less the net income (loss) attributable to noncontrolling interests (NCI)) by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted EPS using the treasury method by dividing net loss attributable to ACIC common stockholders by the weighted-average number of shares of

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
common stock, common stock equivalents, and restricted shares outstanding during the period. Common share equivalents are only included when they are dilutive.

(q)Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•a concentration of revenue because we write only property insurance policies;

•a concentration of revenue because we source 100% of our commercial lines business from AmRisc, LLC (AmRisc);

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
We mitigate our geographic and group concentrations of risk by entering into reinsurance contracts with financially stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to our cash balances held at financial institutions, we had $196,930,000 and $153,814,000 in excess of Federal Deposit Insurance Corporation insurance limits at December 31, 2024 and 2023, respectively.

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

We record provisional ceding commissions that we receive in connection with our reinsurance contracts for the 2024, 2023 and 2022 underwriting years as an offset to deferred acquisitions costs.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. As of December 31, 2024 and December 31, 2023, our ending credit loss allowance related to reinsurance recoverables was $75,000, and $97,000, respectively.

(t)Assessments

Pursuant to Florida Statute 631.57, the state has the ability to levy assessments against insurers. We record guaranty fund and other insurance-related assessments imposed upon us as an expense in the period the regulatory agency imposes the assessment. To recover Florida Insurance Guaranty Association (FIGA) assessments, we calculate and begin collecting a policy surcharge that will allow us to collect the entire assessment over a 12-month period, based on our estimate of the number of policies we expect to write. We then submit an information-only filing to the insurance regulatory authority requesting formal approval of the policy FIGA surcharge. The process may be repeated in successive 12-month periods until we collect the entire assessment. We record the recoveries as revenue in the period that we collect the cash. While current regulations allow us to recover from policyholders the amount of assessments imposed upon us, our payment of the assessments and our recoveries may not offset each other in the same fiscal period in our consolidated financial statements.

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2023, we received two assessment notices from FIGA. These assessments will be 1.0% and 0.7% on direct written premiums of all covered lines of business in Florida to cover the cost of insurance companies facing insolvency. These assessments are in addition to the 2022 1.3% assessment, described below, and is recoupable from policyholders. During 2022, we received an assessment notice from FIGA. This assessment was 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency.

(u)Discontinued Operations

As described in Note 1, during the second quarter of 2024, the Company entered into the Sale Agreement with Forza in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The activities related directly to supporting the business conducted by IIC were evaluated for qualification as discontinued operations.

As described in Note 4, effective February 27, 2023, our former subsidiary, UPC, was placed into receivership with the DFS. This receivership divested our ownership of UPC. This disposal, as well as the activities related directly to supporting the business conducted by UPC were evaluated for qualification as a discontinued operation. The results of operations of business are reported as discontinued operations when the disposal represents a strategic shift that will have a major effect on the entity's operations and financial results. When a business is identified for discontinued operations reporting:

•Results for prior periods are retroactively reclassified as discontinued operations;
•Results of operations are reported in a single line, net of tax, in the Consolidated Statements of
Comprehensive Income (Loss); and
•Assets and liabilities are reported as held for disposal in the Consolidated Balance Sheets.

Additional details by major classification of operating results and financial position are included in Note 4.

(v)Accounting Pronouncements

Recently Adopted Policies

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segments Disclosures. This update requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the CODM. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that the disclosure requirements in ASC 280 are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. We adopted this guidance as of December 31, 2024 and have included all required disclosures in Note 2(j) above.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
Pending Policies

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 2204-40): Disaggregation of Income Statement Expenses. This update requires disaggregated disclosure of income statement expenses for entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are assessing the impact of this new accounting standard on our consolidated financial statements and related disclosures.

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

3)    DISAGGREGATION OF RELEVANT EXPENSE CAPTIONS

We present our expenses in four major captions, loss and loss adjustment expenses, policy acquisition costs, general and administrative expenses and interest expense. We have presented the disaggregation of our general and administrative expenses below for the years ended December 31, 2024, 2023, and 2022 to enhance disclosure regarding our recast general and administrative expenses.

	Year Ended December 31,
	2024	2023	2022
General and Administrative Expenses
Employee compensation	$15,139	$13,617	$13,578
Depreciation and amortization	5,185	1,832	4,962
Intangible asset amortization	2,640	3,247	3,247
Operating lease expense	220	723	888
Loss on disposal of indefinite life intangible assets	—	200	2,358
Provision for expected credit losses	(44)	(219)	291
Other general and administrative(1)	21,616	18,159	18,422
Total general and administrative expenses	$44,756	$37,559	$43,746
(1) For the years ended December 31, 2024, 2023, and 2022, other general and administrative expenses are comprised primarily of software licensing and external professional services such as legal, actuarial, tax, and auditing fees.

4)    DISCONTINUED OPERATIONS

On May 9, 2024, the Company entered into the Sale Agreement with Forza in which ACIC will sell and Forza will acquire 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares will be equal to IIC's GAAP shareholders' equity on the closing date. Closing is subject to customary closing conditions, including NYDFS approval of Forza's application for acquisition of control, and NYDFS approval of a new rate and form filing. On February 13, 2025, Forza’s application to acquire IIC was approved by the NYDFS. The Company and Forza have agreed to close on April 1, 2025.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

The results from IIC's discontinued operations for the years ended December 31, 2024, 2023, and 2022 are presented below.

IIC Results from Discontinued Operations
	Year Ended December 31,
	2024	2023	2022
REVENUE:
Gross premiums written	$39,704	$34,334	$44,183
Change in gross unearned premiums	(3,337)	(3,053)	16,998
Gross premiums earned	36,367	31,281	61,181
Ceded premiums earned	(10,044)	(11,457)	(14,764)
Net premiums earned	26,323	19,824	46,417
Net investment income	2,093	2,274	1,630
Net realized investment gains (losses)	(66)	(19)	29
Other revenue	62	64	42
Total revenue	28,412	22,143	48,118
EXPENSES:
Losses and loss adjustment expenses	18,738	16,183	38,696
Policy acquisition costs	8,336	7,910	14,322
General and administrative expenses (1)	3,483	2,170	12,264
Total expenses	30,557	26,263	65,282
Loss before other income	(2,145)	(4,120)	(17,164)
Other income	—	11	1
Loss before income taxes	(2,145)	(4,109)	(17,163)
Benefit for income taxes (2)	(1,544)	(1,103)	(1,711)
Loss from discontinued operations, net of tax	$(601)	$(3,006)	$(15,452)
(1) 2024 results include $385,000 related to discontinued operations outside of IIC stand-alone results.
(2) 2024 results include $1,103,000 in tax benefit related to discontinued operations outside of IIC stand-alone results.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

The major classes of IIC assets and liabilities as of December 31, 2024 and 2023 are presented below.

IIC Major Classes of Assets and Liabilities to be Sold
	December 31, 2024	December 31, 2023
ASSETS
Fixed maturities, available-for-sale	$38,523	$42,316
Other investments	978	—
Cash and cash equivalents	22,897	14,832
Accrued investment income	317	337
Premiums receivable, net	1,606	1,350
Reinsurance recoverable on paid and unpaid losses, net	259	282
Ceded unearned premiums	4,075	3,846
Deferred policy acquisition costs, net	3,647	3,892
Intangible assets, net	775	775
Other assets	166	1,418
Total assets	$73,243	$69,048

LIABILITIES
Unpaid losses and loss adjustment expenses	$21,499	$22,483
Unearned premiums	20,238	16,900
Reinsurance payable on premiums	3,966	2,312
Payments outstanding	3,091	1,410
Accounts payable and accrued expenses	1,058	501
Operating lease liability	69	37
Other liabilities	21	487
Total Liabilities	$49,942	$44,130

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

In the first quarter of 2023, the assets and liabilities of UPC were divested. In addition, activities provided by our entities, SCS, SLS and UIM, related directly to supporting the business conducted by UPC were included. The assets and liabilities for the balance sheet as of the date of disposal are retrospectively reclassified as held for disposal, and the results of UPC and activities related directly to supporting the business conducted by UPC are classified as discontinued operations for all periods presented. This activity was included in our personal lines operating segment in previous filings.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
The results from UPC’s discontinued operations, including the supporting activities provided by SCS, SLS and UIM for the years ended December 31, 2024, 2023 and 2022, are presented below.

UPC Results from Discontinued Operations
	Year Ended December 31,
	2024	2023	2022
REVENUE:
Gross premiums written	$—	$(120,608)	$551,720
Change in gross unearned premiums	—	198,154	136,094
Gross premiums earned	—	77,546	687,814
Ceded premiums earned	—	(48,203)	(494,534)
Net premiums earned	—	29,343	193,280
Net investment income	—	2,182	6,338
Net realized investment gains (losses)	—	1,343	(25,599)
Net unrealized gains (losses) on equity securities	—	2,080	(4,617)
Other revenue	—	2,717	16,229
Total revenue	—	37,665	185,631
EXPENSES:
Losses and loss adjustment expenses	—	36,898	502,842
Policy acquisition costs	—	(1,522)	60,771
General and administrative expenses	—	11,307	50,939
Interest expense	—	22	130
Total expenses	—	46,705	614,682
Loss before other income	—	(9,040)	(429,051)
Other income (loss)	—	(2,004)	52
Loss before income taxes	—	(11,044)	(428,999)
Provision (benefit) for income taxes	—	(317)	963
Loss from discontinued operations, net of tax	$—	$(10,727)	$(429,962)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $238,440,000 for the year ended December 31, 2023. This gain was driven by the negative equity position of UPC.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

The major classes of assets and liabilities moved as a result of the UPC transaction as of the date of transfer are presented below.

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

During the first quarter of 2024, due to a change in fact pattern, the Company evaluated its capitalized software, previously classified as held for disposal at December 31, 2023. As a result of this evaluation, it was determined that the use case of the software by the Company has shifted. The Company has reclassified this asset and the associated amortization expense in the current period presented within this footnote in accordance with GAAP guidance, resulting in amortization expense for the capitalized software being captured in continuing operations prospectively. Property and equipment of $8,095,000 at December 31, 2023 was also reclassed at March 31, 2024, before first quarter amortization.

There were no other non-cash transactions during the year ended December 31, 2024. During the year ended December 31, 2023, amortization attributed to discontinued operations totaled $3,544,000. The Company incurred $13,570,000 of impairment related to goodwill and $1,535,000 of amortization related to capitalized software attributable to its discontinued operations during the year ended December 31, 2022.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

5)    INVESTMENTS

The following table details fixed maturity available-for-sale securities, by major investment category, at December 31, 2024 and 2023:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
U.S. government and agency securities	$154,096	$589	$25	$154,660
Corporate securities	68,024	6	6,495	61,535
Mortgage-backed securities	35,895	—	5,433	30,462
States, municipalities and political subdivisions	19,104	—	1,907	17,197
Asset-backed securities	12,341	1	906	11,436
Public utilities	5,651	—	367	5,284
Foreign government	436	—	9	427
Total fixed maturities	$295,547	$596	$15,142	$281,001

December 31, 2023
U.S. government and agency securities	$25,995	$10	$3	$26,002
Corporate securities	55,230	9	7,213	48,026
Mortgage-backed securities	40,876	—	6,254	34,622
States, municipalities and political subdivisions	19,168	—	2,204	16,964
Asset-backed securities	10,691	—	1,206	9,485
Public utilities	3,726	—	438	3,288
Foreign government	—	—	—	—
Total fixed maturities	$155,686	$19	$17,318	$138,387

Equity securities are summarized as follows at:

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$31,818	86.5%	$—	—%
Other common stocks	4,976	13.5	—	—
Total equity securities	$36,794	100.0%	$—	—%

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Gains (Losses)	Fair Value at Sale (1)	Gains (Losses)	Fair Value at Sale (1)	Gains (Losses)	Fair Value at Sale (1)
Fixed maturities	$—	$10,720	$4	$7,315	$88	$27,249
Equity securities	—	—	165	5,786	—	—
Short-term investments	—	9,000	—	126	—	—
Other investments	—	2,000	3	1,151	—	—
Total realized gains	—	21,720	172	14,378	88	27,249
Fixed maturities	(124)	443	(6,296)	39,225	(6,600)	87,577
Equity securities	—	—	(665)	10,372	—	—
Short-term investments	—	4,999	—	—	—	—
Total realized losses	(124)	5,442	(6,961)	49,597	(6,600)	87,577
Net realized investment gains (losses)	$(124)	$27,162	$(6,789)	$63,975	$(6,512)	$114,826
(1) Fair Value at Sale includes maturities and paydowns executed at par value.

The table below summarizes our fixed maturities at December 31, 2024, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	December 31, 2024
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$105,803	35.8%	$106,110	37.7%
Due after one year through five years	104,319	35.3%	101,342	36.1%
Due after five years through ten years	35,198	11.9%	30,105	10.7%
Due after ten years	1,991	0.7%	1,546	0.6%
Asset and mortgage-backed securities	48,236	16.3%	41,898	14.9%
Total	$295,547	100.0%	$281,001	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2024	2023	2022
Fixed maturities	$7,132	$3,061	$4,739
Equity securities	386	80	305
Cash and cash equivalents	12,624	5,411	1,205
Other investments	918	(68)	214
Investment income	21,060	8,484	6,463
Investment expenses	(265)	(184)	(420)
Net investment income	$20,795	$8,300	$6,043

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

Portfolio monitoring

We have a quarterly portfolio monitoring process to identify and evaluate each fixed-income security whose carrying value may be impaired as the result of a credit loss. For each fixed-income security in an unrealized loss position, if we determine that we intend to sell the security or that it is more likely than not that we will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs or contractual or regulatory requirements, the security's entire decline in fair value is recorded in earnings.

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

During the year ended December 31, 2024, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that result from credit losses. Therefore, no credit loss allowance was recorded at December 31, 2024. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
The following table presents an aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
December 31, 2024
U.S. government and agency securities	2	$25	$5,878	—	$—	$—
Corporate securities	42	300	14,559	80	6,195	45,702
Mortgage-backed securities	4	26	1,244	61	5,407	29,218
States, municipalities and political subdivisions	4	25	1,330	27	1,882	15,868
Asset-backed securities	6	21	2,104	22	885	7,977
Public utilities	6	37	1,937	6	330	3,347
Foreign governments	1	9	427	—	—	—
Total fixed maturities	65	$443	$27,479	196	$14,699	$102,112

December 31, 2023
U.S. government and agency securities	9	$3	$19,943	—	$—	$—
Corporate securities	1	6	511	85	7,207	46,708
Mortgage-backed securities	1	5	269	69	6,249	34,353
States, municipalities and political subdivisions	1	7	507	29	2,197	16,457
Asset-backed securities	2	3	616	24	1,203	8,869
Public utilities	—	—	—	6	438	3,288
Foreign governments	—	—	—	—	—	—
Total fixed maturities	14	$24	$21,846	213	$17,294	$109,675
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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2024 and 2023. Changes in interest rates subsequent to December 31, 2024, may affect the fair value of our investments.

The fair value of our fixed maturities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer-specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Consolidated Balance Sheets as of December 31, 2024.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2024 and 2023:

	Total	Level 1	Level 2	Level 3
December 31, 2024
U.S. government and agency securities	$154,660	$—	$154,660	$—
Corporate securities	61,535	—	61,535	—
Mortgage-backed securities	30,462	—	30,462	—
States, municipalities and political subdivisions	17,197	—	17,197	—
Asset-backed securities	11,436	—	11,436	—
Public utilities	5,284	—	5,284	—
Foreign government	427	—	427	—
Total fixed maturities	281,001	—	281,001	—
Mutual funds	31,818	31,818	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	31,818	31,818	—	—
Other investments (2)	20,494	—	20,494	—
Total investments	$333,313	$31,818	$301,495	$—

December 31, 2023
U.S. government and agency securities	$26,002	$—	$26,002	$—
Corporate securities	48,026	—	48,026	—
Mortgage-backed securities	34,622	—	34,622	—
States, municipalities and political subdivisions	16,964	—	16,964	—
Asset-backed securities	9,485	—	9,485	—
Public utilities	3,288	—	3,288	—
Foreign government	—	—	—	—
Total fixed maturities	138,387	—	138,387	—
Mutual Funds	—	—	—	—
Other common stocks	—	—	—	—
Total equity securities	—	—	—	—
Other investments (2)	14,004	—	14,004	—
Total investments	$152,391	$—	$152,391	$—
(1) \Other common stocks in the fair value hierarchy exclude these common stock interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.
(2) Other investments included in the fair value hierarchy exclude these other limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

    Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, meaning, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at December 31, 2024 and 2023.

    The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2024 and 2023, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of our Senior Notes (defined below) approximates fair value, as the interest rates and terms are variable.

We are responsible for the determination of fair value and the supporting assumptions and methodologies. We have implemented a system of processes and controls designed to provide assurance that our assets and liabilities are appropriately valued. For fair values received from third parties, our processes are designed to provide assurance that the valuation

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2024, we transferred no investments between levels.

For our investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments and corporate bonds, we obtain the fair values from our investment custodians, which use a third-party valuation service. The valuation service calculates prices for our investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, and adds final spreads to the U.S. Treasury curve at 3 p.m. (ET) as of quarter end. Since the inputs the valuation service uses in its calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Consolidated Balance Sheets, and these investments are currently being accounted for at fair value utilizing a net asset value per share equivalent methodology.

The information presented in the table below is as of December 31, 2024 and 2023:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2024
Limited partnership investments (1)	$2,556	$573	$—	$3,129
Short-term investments	20,413	81	—	20,494
Total other investments	$22,969	$654	$—	$23,623

December 31, 2023
Limited partnership investments (1)	$2,104	$379	$—	$2,483
Short-term investments	14,014	1	11	14,004
Total other investments	$16,118	$380	$11	$16,487
(1) Distributions will be generated from investment gains, from operating income, from underlying investments of the funds and from liquidation of the underlying assets of the funds. We estimate that the underlying assets of the funds will be liquidated over the next few months to five years.

Restricted Cash

We are required to maintain assets on deposit with various regulatory authorities to support our insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. We also use trust funds in certain reinsurance transactions.

The following table presents the components of restricted assets:

	December 31,
	2024	2023
Trust funds	$62,013	$17,439
Cash on deposit (regulatory deposits)	344	631
Total restricted cash	$62,357	$18,070

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

6)    EARNINGS PER SHARE

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to ACIC common stockholders	$75,718	$309,911	$(469,855)

Denominator:
Weighted-average shares outstanding	47,831,412	43,596,432	43,052,070
Effect of dilutive securities	1,531,573	792,372	—
Weighted-average diluted shares	49,362,985	44,388,804	43,052,070

Earnings available to ACIC common stockholders per share
Basic	$1.59	$7.11	$(10.91)
Diluted	$1.54	$6.98	$(10.91)

7)    DEFERRED POLICY ACQUISITION COSTS

We anticipate that all remaining deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2024	2023
Balance at January 1	$21,149	$49,136
Policy acquisition costs deferred	135,636	124,040
Amortization	(126,707)	(128,084)
Unearned ceding commission	10,204	(23,943)
Balance at December 31	$40,282	$21,149

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

8)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2024	2023
Computer hardware and software	$13,967	$7,925
Office furniture and equipment	394	748
Leasehold improvements	—	311
Total, at cost	14,361	8,984
Less: accumulated depreciation and amortization	(8,625)	(5,326)
Property and equipment, net	$5,736	$3,658

Depreciation and amortization expense under property and equipment was $4,852,000, $1,499,000 and $4,608,000 for the years ended December 31, 2024, 2023 and 2022, respectively. During the first quarter of 2024, we moved capitalized software from discontinued operations to continuing operations to align with the Company’s use of the system in the current year. Please see Note 4 for more detail.

During the year ended December 31, 2024, we disposed of computer hardware and software totaling $1,018,000. The accumulated depreciation on these systems totaled $953,000 at the time of disposal. We disposed of office furniture totaling $167,000 during the period. Accumulated depreciation at the time of this disposal totaled $163,000. In addition, we disposed of leasehold improvements totaling $311,000 during the period. Accumulated depreciation at the time of this disposal totaled $232,000. We also impaired software totaling $1,035,000, due to lower expected cash flows over the remaining life of the software. During the year ended December 31, 2023, we sold or disposed of leased vehicles totaling $1,069,000. The accumulated depreciation on these vehicles totaled $1,038,000 at the time of disposal. We realized a net gain on this disposal of $559,000. We disposed of computer hardware and software totaling $1,061,000. The accumulated depreciation on these systems totaled $379,000 at the time of disposal. In addition, we disposed of office furniture totaling $749,000 during the period. Accumulated depreciation at the time of this disposal totaled $702,000. During the year ended December 31, 2022, we disposed of computer hardware and software totaling $13,202,000, primarily related to the retirement of one of our policy systems for states in which we no longer write policies. The depreciation on these systems totaled $12,691,000 at the time of disposal. We also sold or disposed of leased vehicles totaling $1,222,000. The depreciation on these vehicles totaled $1,114,000 prior to disposal. The net gain on sale of these vehicles totaled $738,000. Finally, we sold three buildings and their related assets totaling $13,369,000. The depreciation on these buildings and related assets totaled $5,129,000 prior to disposal. The net realized gain on these sales totaled $12,164,000. These gains are reflected within other income on the Consolidated Statements of Comprehensive Income (Loss).

9) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at December 31, 2024, 2023, and 2022 was $59,476,000.

For the 2024 annual goodwill impairment test, we utilized the quantitative assessment for our goodwill, determining that it was not impaired. This testing took place during the fourth quarter of 2024. As a result of the strategic decision to place our former subsidiary, UPC, into an orderly runoff, we recognized an impairment of our goodwill totaling $10,156,000 during the third quarter of 2022 related to IIC.

There was no additional goodwill acquired or disposed of during the years ended December 31, 2024, 2023 and 2022. Accumulated impairment related to goodwill was $10,156,000 at December 31, 2024, 2023 and 2022, attributable wholly to IIC.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets on our Consolidated Balance Sheets at:

	December 31, 2024	December 31, 2023
Intangible assets subject to amortization	$5,485	$8,125
Indefinite-lived intangible assets(1)	423	423
Total	$5,908	$8,548
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
2024
Agency agreements acquired	2.3	34,661	(29,176)	5,485
Trade names acquired	—	6,381	(6,381)	—
Total		$41,042	$(35,557)	$5,485
2023
Agency agreements acquired	3.3	34,661	(26,738)	7,923
Trade names acquired	0.3	6,381	(6,179)	202
Total		$41,042	$(32,917)	$8,125

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2024 and 2023; however, during the year ended December 31, 2023, we disposed of intangible assets totaling $200,000.

Amortization expense of our intangible assets was $2,640,000, $3,247,000 and $3,247,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2025	$2,439
2026	2,438
2027	609
2028	—
2029	—

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

This reinsurance protection is an essential part of our catastrophe risk management strategy. It is intended to provide our stockholders with an acceptable return on the risks assumed by our insurance entities, and to reduce the variability of earnings, while providing surplus protection. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability. In the event one or more of our reinsurers fail to fulfill their obligation, the surplus of our statutory entities may decline, and we may not be able to fulfill our obligation to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. Additionally, we face the risk that actual losses incurred from one or more catastrophic events may be above the modeled expected loss, resulting in losses exceeding our reinsurance coverage, which may result in a decline in surplus, and as a result, we may not be able to fulfill our obligations to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. The details of our programs and the likelihood of a catastrophic event exceeding these three coverages are outlined below.

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,260,000,000 for a first occurrence and $1,610,000,000 in the aggregate. Under this program, our GAAP retention on a first event is $20,500,000 ($10,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $10,500,000 retained separately by our captive). We have purchased second and third event retrocession coverage, reducing our second and third event GAAP retentions to $13,000,000 ($10,000,000 STAT retained by AmCoastal, $3,000,000 retained separately by our captive). AmCoastal’s program provides sufficient coverage for approximately a 1-in-206-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are reliable tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary materially from those expected.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
additional expense of approximately $6,300,000 for the year ended December 31, 2023, and a reduction in expense of approximately $6,300,000 and $15,700,000 during the three and six months ended June 30, 2024, respectively.

Where we think prudent, particularly where premium rates are high relative to the risk, we retain risk whereby AmCoastal purchases reinsurance from Shoreline Re, our captive reinsurance entity. Shoreline Re participates on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, Shoreline Re participates in a 30% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils, as well as attritional losses incurred.

The table below outlines the participation of Shoreline Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
All Other Perils Catastrophe Excess of Loss Agreement	01/01/2024 - 01/01/2025	—	$4,500,000
Excess Per Risk Agreement	02/01/2024 - 02/01/2025	$1,867,000	$633,000
Quota Share Agreement	06/01/2024 - 06/01/2026	30% (2)	$4,200,000 (3)
(1) Capital at risk is calculated by taking the aggregate losses Shoreline Re is subject to under the contract, less net premiums earned under the contract.
(2) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.
(3) Net premiums earned based on estimated subject premiums at 06/01/2024.

The table below outlines our quota share agreements in effect for the years ended December 31, 2024 and 2023. The impacts of these quota share agreements on the financial statements of our former subsidiary, UPC, are included in discontinued operations in 2023.

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
(3) This treaty provided coverage on our in-force, new and renewal policies until these states were transitioned to HCPCI and TypTap upon renewal.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31,
	2024	2023
Reinsurance recoverable on unpaid losses and LAE	$249,276	$271,736
Reinsurance recoverable on paid losses and LAE	14,143	69,084
Reinsurance recoverable(1)	$263,419	$340,820
(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 14.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income (Loss):

	Year ended December 31,
	2024	2023	2022
Premium written:
Direct	$642,727	$635,593	$507,716
Assumed	5,078	116	20,444
Ceded	(370,210)	(413,462)	(229,352)
Net premium written	$277,595	$222,247	$298,808
Change in unearned premiums:
Direct	$(5,730)	$(41,227)	$(44,646)
Assumed	(3,467)	10,201	(9,326)
Ceded	5,592	70,839	(21,907)
Net decrease (increase)	$(3,605)	$39,813	$(75,879)
Premiums earned:
Direct	$636,997	$594,366	$463,070
Assumed	1,611	10,317	11,118
Ceded	(364,618)	(342,623)	(251,259)
Net premiums earned	$273,990	$262,060	$222,929
Losses and LAE incurred:
Direct	$231,537	$120,114	$746,186
Assumed	(4,077)	3,767	16,887
Ceded	(158,141)	(77,203)	(666,964)
Net losses and LAE incurred	$69,319	$46,678	$96,109

Ceded losses incurred increased by $80,938,000 during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of the changes to our reinsurance contracts as described above, and Hurricane Milton, which made landfall in Florida as a Category Three hurricane.

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2024	2023	2022
Unpaid losses and LAE:
Direct	$315,412	$332,396	$818,166
Assumed	6,675	15,342	(1,677)
Gross unpaid losses and LAE	322,087	347,738	816,489
Ceded	(249,276)	(271,736)	(731,666)
Net unpaid losses and LAE	$72,811	$76,002	$84,823
Unearned premiums:
Direct	$281,887	$276,157	$234,930
Assumed	3,467	—	10,201
Gross unearned premiums	285,354	276,157	245,131
Ceded	(160,893)	(155,301)	(84,461)
Net unearned premiums	$124,461	$120,856	$160,670

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

When we establish our reserves, we analyze various factors, such as our historical loss experience and that of the insurance industry, claims frequency and severity, our business mix, our claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. A change in any of these factors from the assumptions implicit in our estimates will cause our ultimate loss experience to be better or worse than indicated by our reserves, and the difference could be material. Due to the interaction of the aforementioned factors, there is no precise method for evaluating the impact of any one specific factor in isolation, and an element of judgment is ultimately required. Due to the uncertain nature of any projection of the future, the ultimate amount we will pay for losses will be different from the reserves we record. However, in our judgment, we employ techniques and assumptions that are appropriate, and the resulting reserve estimates are reasonable, given the information available at the balance sheet date.
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
•Development Method - The development method is based upon the assumption that the relative change in a given year’s loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. In utilizing this method, actual annual historical loss data is evaluated. Loss development factors (LDFs) are calculated to measure the change in cumulative losses from one evaluation point to the next. These historical LDFs and comparable industry benchmark factors form the basis for selecting the LDFs used in projecting the current valuation of losses to an ultimate basis. When applied to incurred loss data, the implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
material changes in the rate at which claims have been reported. Applying this method to paid losses avoids potential distortions in the data due to changes in case reserving methodology, and also loses any potentially useful information contained in the current case reserves. The paid development method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time.

•Expected Loss Method - Ultimate loss projections are based upon a prior measure of the anticipated losses, usually relative to a measure of exposure (such as earned house years). An expected loss cost is applied to each year’s measure of exposure to determine estimated ultimate losses for that year. Actual losses are not considered in this calculation. Because the ultimate loss estimates do not change unless the exposures or loss costs change, this method has the advantage of being stable over time. However, the advantage of this stability is offset by a lack of responsiveness, as this method does not consider actual loss experience as it emerges. This method assumes that the loss cost per unit of exposure is a good indication of ultimate losses. It can be entirely dependent on pricing assumptions (e.g., historical experience adjusted for loss trend).

•Bornhuetter-Ferguson Method - The Bornhuetter-Ferguson (B-F) method is a credibility weighting procedure that blends the responsiveness of the Development Method with the stability of the Expected Loss Method by setting ultimate losses equal to actual losses plus the expected unreported losses, which are based on the Expected Loss Method. As an experience year matures, actual losses gradually move closer to their ultimate levels so reliance on the Expected Loss Method can be reduced.

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

Reliance and Selection of Methods
Each of these methods has its own strengths and weaknesses that depend upon the circumstances of the segment and the age of the claims experience we analyze. The nature of our book of business allows us to place substantial, but not exclusive, reliance on the loss development methods, and the selected LDFs represent the most critical aspect of our loss reserving process. We use the same set of LDFs in the methods during our loss reserving process that we use to calculate the premium necessary to pay expected ultimate losses.

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
On an annual basis, our consulting actuary issues a statement of actuarial opinion that documents the actuary’s evaluation of the adequacy of our unpaid loss obligations under the terms of our policies. We review the analysis underlying the consulting actuary’s opinion and compare the projected ultimate losses to our own estimates to ensure that the reserve for unpaid losses recorded at each annual balance sheet date is based upon all internal and external factors related to known and unknown claims against us, and to ensure our reserve is within guidelines promulgated by the National Association of Insurance Commissioners (NAIC).
Our commercial lines claims are handled by Sedgwick Delegated Authority (“SDA”) pursuant to a servicing agreement with AmRisc, as AmCoastal’s exclusive managing general agent. We maintain a claims management team that focuses on statutory claim compliance and overall customer satisfaction on these claims. When AmRisc receives a claim, it sends notification to SDA and our claims team. SDA triages all incoming claims to determine whether they can be desk-adjusted or whether SDA will assign the fieldwork to third-party claims adjusting companies. The third-party claims adjusting companies conduct inspections of the damaged property and prepare initial estimates. SDA reviews the reports to determine whether there is a covered loss to be paid to the policyholder in accordance with the terms and conditions of the policy in effect. We have

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
established an authority level with SDA to settle claims on our behalf. If a loss amount exceeds this authority, the approval elevates to AmRisc for review, and ultimately, to our team for final review if the loss exceeds AmRisc’s established authority level. Our claims team monitors all claims throughout the claims-handling process, regardless of the loss amount.
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
The following is information about incurred claims development and paid claims development as of December 31, 2024, excluding adjusting and other expenses, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. Please note that a portion of our business is subject to a loss cap which may have been allocated to the incurred table below in a different period than the payment is reflected in the paid table. This may result in a decrease in incurred claims year-over-year. The incurred claims development and paid claims development data reflect the acquisitions of AmCo in April 2017, on a retrospective basis (includes AmCo data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2015 to 2023 is presented as supplementary information.

$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
										Audited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$16,504	$20,379	$24,563	$26,614	$26,332	$26,910	$28,350	$28,680	$28,678	$28,434	$—	823
2016	—	54,343	41,477	39,012	40,250	39,831	40,379	54,960	40,369	40,371	349	999
2017	—	—	70,650	72,135	78,970	83,286	87,833	91,545	80,536	78,782	12,756	2,627
2018	—	—	—	61,778	64,964	69,203	68,384	84,727	67,238	67,908	(834)	2,842
2019	—	—	—	—	76,515	70,515	68,900	41,424	70,611	70,596	1,905	3,859
2020	—	—	—	—	—	77,482	77,831	75,844	85,036	88,589	(679)	5,094
2021	—	—	—	—	—	—	53,338	38,304	29,991	31,737	1,008	4,226
2022	—	—	—	—	—	—	—	74,158	77,097	77,959	10,442	2,390
2023	—	—	—	—	—	—	—	—	25,430	20,813	6,867	413
2024	—	—	—	—	—	—	—	—	—	33,727	18,572	415
									Total	$538,916

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

Accident Year	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
										Audited
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$10,188	$17,134	$20,640	$22,978	$23,605	$25,269	$27,303	$28,024	$28,057	$28,433
2016	—	25,567	32,651	35,548	37,844	38,700	39,940	54,497	40,017	40,021
2017	—	—	40,467	62,353	64,329	73,683	80,460	84,933	54,143	61,771
2018	—	—	—	27,852	54,551	61,885	66,848	82,443	67,193	68,496
2019	—	—	—	—	38,428	57,041	62,133	34,768	64,274	64,817
2020	—	—	—	—	—	33,532	56,201	79,570	84,525	87,433
2021	—	—	—	—	—	—	19,754	28,506	32,033	35,492
2022	—	—	—	—	—	—	—	16,645	51,748	64,360
2023	—	—	—	—	—	—	—	—	8,993	13,557
2024	—	—	—	—	—	—	—	—	—	8,893
									Total	$473,273
All outstanding liabilities before 2015, net of reinsurance										2
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$65,645

The following is supplementary information about average historical claims duration as of December 31, 2024.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	38.7%	26.7%	13.4%	10.8%	5.4%	2.5%	1.7%	0.4%	0.4%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

	December 31,
	2024	2023
Net outstanding liabilities
Commercial Property Insurance	$65,645	$74,003
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	65,645	74,003

Reinsurance recoverable on unpaid claims
Commercial Property Insurance	249,276	271,736
Total reinsurance recoverable on unpaid claims	249,276	271,736

Unallocated claims adjustment expenses	7,166	1,999

Total gross liability for unpaid claims and claims adjustment expense	$322,087	$347,738

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2024	2023	2022
Balance at January 1	$347,738	$816,489	$230,377
Less: reinsurance recoverable on unpaid losses	271,736	731,666	174,563
Net balance at January 1	$76,002	$84,823	$55,814

Incurred related to:
Current year	73,023	59,372	104,091
Prior years	(3,704)	(12,694)	(7,982)
Total incurred	$69,319	$46,678	$96,109
Paid related to:
Current year	44,913	41,392	41,646
Prior years	27,597	14,107	25,454
Total paid	$72,510	$55,499	$67,100

Net balance at December 31	$72,811	$76,002	$84,823
Plus: reinsurance recoverable on unpaid losses	249,276	271,736	731,666
Balance at December 31	$322,087	$347,738	$816,489

Composition of reserve for unpaid losses and LAE:
Case reserves	$55,265	$109,219	$286,762
IBNR reserves	266,822	238,519	529,727
Balance at December 31	$322,087	$347,738	$816,489

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, we had favorable development in all three years related to prior year losses. This favorable development came as a result of re-estimating ultimate losses in each year based on historical loss trends. The loss payments made by the Company during the year ended December 31, 2023, were lower than the loss payments made during the year ended December 31, 2024, due to the settling of prior year catastrophe claims, with no similar catastrophe activity occurring in 2023. Total reserves and reinsurance recoverable on unpaid losses also decreased when compared to the prior period, as a result of catastrophe reserves continuing to go down as we settle these claims.

12)    LONG-TERM DEBT

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

Financial Covenants

Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2024, while our leverage ratio was greater than the allowed ratio above, we did not incur any additional debt during the period and as a result we were in compliance with the covenants in the Senior Notes.

At December 31, 2024, the annual maturities of our long-term debt were as follows:

Amount
2025	$—
2026	—
2027	150,000
2028	—
2029	—
Thereafter	—
Total debt	$150,000

Debt Issuance Costs

The table below presents the roll forward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the years ended December 31, 2024 and 2023:

	2024	2023
Balance at January 1,	$1,312	$1,645
Amortization	(332)	(333)
Balance at December 31,	$980	$1,312

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

On October 20, 2023, we received notice that the DFS filed a notice of claim and demand for tender of insurance policy limits under our director and officer insurance to carriers participating in the our director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPCs insolvency and demands immediate tender of our director and officer’s policy limit of $40,000,000 where we have a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. We anticipate that directors and officers will be successful in their defense; however, due to our indemnification obligation, we accrued the policy retention amount of $1,500,000 in 2023.

Commitments to fund partnership investments

We have fully funded two limited partnership investments and partially funded one additional limited partnership investment. The amount of unfunded commitments was $1,400,000 at December 31, 2024. We had no unfunded commitments at December 31, 2023.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment under operating leases.

The classification of operating and finance lease asset and liability balances within the Consolidated Balance Sheets was as follows:

	Financial Statement Line	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Other assets	$3,209	$562
Total lease assets		$3,209	$562

Liabilities
Operating lease liabilities	Operating lease liability	$3,323	$739
Total lease liabilities		$3,323	$739

The components of lease expenses were as follows:

	Years ended December 31,
	2024	2023
Operating lease expense	$220	$723
Financing lease expense:
Amortization of leased assets	—	9
Net lease expense	$220	$732

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
At December 31, 2024, future minimum gross lease payments relating to these non-cancellable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases	Total
2025	$337	$—	$337
2026	398	—	398
2027	407	—	407
2028	419	—	419
2029	432	—	432
Thereafter	2,446	—	2,446
Total undiscounted future minimum lease payments	4,439	—	4,439
Less: Imputed interest	(1,116)	—	(1,116)
Present value of lease liabilities	$3,323	$—	$3,323

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (months)
Operating leases	121	17

Weighted average discount rate
Operating leases	5.64%	3.29%

Other cash and non-cash related activities were as follows:

	Years ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from operating leases	$95	$—

Right-of-use assets obtained in exchange for new operating lease liabilities	3,256	13

Financing lease amortization expenses are included in depreciation expense in our Consolidated Statements of Comprehensive Income (Loss). See Note 8 for information regarding depreciation expense. See Note 12 for information regarding commitments related to long-term debt, and Note 16 for commitments related to regulatory actions.

Subleases

We previously leased and occupied office space in which we no longer operate. Effective October 1, 2022, this office space was subleased to a third party. The sublease was effective from October 1, 2022 through July 31, 2025, with no option to extend. However, on February 29, 2024, this sublease was cancelled as a part of an agreement to terminate the original lease associated with the office space. As of December 31, 2024, we recognized $33,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. As of December 31, 2024, we have not received $4,469,000 from the IRS related to this refund and have an unrecorded gain contingency related to this balance. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain.

We will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with our former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, we have not received data related to UPC losses that could unfavorably shift AmCoastal’s commission related to these contracts. In addition, we cannot reasonably determine how this shift will be allocated between the contracted parties. Until we receive this loss data and provide the updated calculations to both our reinsurance partners and the DFS, as receiver of UPC, we are unable to estimate the impact; however, we believe a loss contingency related to these commissions may exist as of December 31, 2024.

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

The following tables summarize our allowance for expected credit losses by pooled asset for the years ended December 31, 2024 and 2023:

December 31, 2024
	December 31, 2023	Provision for expected credit losses	Write-offs	December 31, 2024
Premiums Receivable	$49	$(23)	$—	$26
Reinsurance Recoverables	97	(22)	—	75
Total	$146	$(45)	$—	$101

December 31, 2023
	December 31, 2022	Provision for expected credit losses	Write-offs	December 31, 2023
Premiums Receivable	$31	$16	$2	$49
Reinsurance Recoverables	333	(236)	—	97
Total	$364	$(220)	$2	$146

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
15) INCOME TAXES

The Company files a consolidated federal income tax return with all subsidiaries, including our former subsidiary, UPC.

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
Federal:
Current	$17,992	$11,798	$(171)
Deferred	401	(2,908)	18,823
Provision for Federal income tax expense	18,393	8,890	18,652

State:
Current	4,446	3,128	1,518
Deferred	957	(2,562)	5,315
Provision for State income tax expense	5,403	566	6,833
Provision for income taxes	$23,796	$9,456	$25,485

Income tax expense is included in the financial statements as follows:

	Year Ended December 31,
	2024	2023	2022
Continuing operations	$25,340	$10,876	$26,233
Discontinued operations	(1,544)	(1,420)	(748)
Reported income tax provision	$23,796	$9,456	$25,485

The actual income tax expense attributable to continuing operations differs from the expected income tax expense attributable to continuing operations computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31,
	2024		2023		2022
Expected income tax expense at federal rate	$21,348	21.0%	$20,176	21.0%	$354	21.0%
State tax expense, net of federal deduction benefit	5,771	5.7	2,584	2.7	(217)	(12.9)
Dividend received deduction	(30)	—	(6)	—	(24)	(1.4)
Non-Deductible Goodwill	—	—	—	—	715	42.5
Other permanent items	(116)	(0.1)	50	0.1	214	12.7
Prior period accrual adjustment	(501)	(0.5)	126	0.1	469	27.9
Outside basis in subsidiary	8,970	8.8	—	—	189	11.2
Change in valuation allowance	(12,476)	(12.3)	(12,177)	(12.7)	24,426	1,453.1
Change in enacted tax rate	2,375	2.3	(54)	(0.1)	110	6.5
Other, net	(1)	—	177	0.2	(3)	(0.2)
Reported income tax expense	$25,340	24.9%	$10,876	11.3%	$26,233	(1,560.6)%

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

As of December 31, 2024, we had net operating loss (NOL) carryforwards. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitation imposed by tax laws. There is no expiration for $2,000 of our Federal NOL carryforward. The remaining $27,281,000 of our Federal NOL carryforward will begin expiring in 2041 and will fully expire by the end of 2042. There is no expiration for $2,641,000 of our Florida NOL carryforward. The remaining $43,609,000 of our Florida NOL carryforward will begin expiring in 2039 and will fully expire by the end of 2042. Our other state NOL carryforwards of $3,065,000 will begin expiring in 2043 and will fully expire by the end of 2044. The unused business tax credits of $1,610,000 will begin expiring in 2037 and will fully expire by the end of 2040.

The table below summarizes the significant components of our net deferred tax asset (liability):

	December 31,
	2024	2023
Deferred tax assets:
Unearned premiums	$6,985	$6,571
Unrealized loss	3,575	4,875
Tax-related discount on loss reserve	620	627
R&D tax credit carryforward	1,610	1,610
Investments	2,592	2,072
Bad debt expense	848	2,729
Equity compensation	797	582
Dual consolidated loss carryforward	4,737	4,745
Net operating loss carryforward	7,740	4,297
Outside basis in subsidiary	32,138	44,802
Other	1,205	1,427
Total pre-allowance deferred tax assets	62,847	74,337
Valuation allowance	(43,212)	(56,491)
Total deferred tax assets	19,635	17,846
Deferred tax liabilities:
Deferred acquisitions costs	(14,108)	(8,033)
Intangible assets	(1,616)	(2,279)
Prepaid expenses	(472)	(435)
Investments	(131)	(105)
Fixed assets	(377)	(1,698)
Total deferred tax liabilities	(16,704)	(12,550)
Net deferred tax asset	$2,931	$5,296

Net deferred tax asset is included in the financial statements as follows:

	Year Ended December 31,
	2024	2023
Continuing operations	$2,931	$5,296
Discontinued operations	—	—
Net deferred tax asset	$2,931	$5,296

We had a valuation allowance of $43,212,000 and $56,491,000 at December 31, 2024 and 2023, respectively. At December 31, 2024, the entire valuation allowance is attributable to our continuing operations. The change in valuation allowance includes a $12,476,000 decrease in valuation allowance charged to continuing operations tax expense and a $804,000 decrease of valuation allowance on our FAS 115 assets which is charged to other comprehensive income. In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income (loss), reversals of temporary items, projected future taxable income and tax planning strategies in making this assessment.

As of June 30, 2022, the Company established a valuation allowance against its capital deferred tax inventory, which included unrealized gains and losses on investments (FAS 115 balances). Under ASC 740-10-45-20, the effect of a change in the beginning-of-the-year balance of a valuation allowance should be charged to income from continuing operations. Changes in deferred tax on FAS 115 balances are generally charged to Accumulated Other Comprehensive Income (AOCI), so booking a portion of the valuation allowance to deferred tax expense creates a disproportionate tax effect in AOCI. As a result of the valuation allowance, the Company has a disproportionate tax effect in AOCI beginning with the period ending June 30, 2022. When the Company releases this disproportionate tax effect, it results in an income tax benefit in the income statement. The Company is using the “aggregate portfolio approach” to clear the disproportionate tax effect. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains. Only upon the disposal of the entire portfolio is the disproportionate tax effect cleared from OCI. During 2024, the disproportionate tax effects related to the portfolio of UPC (an entity no longer included in the Consolidated financial statements of the Company) were cleared from the Company’s AOCI account and charged to discontinued operations. The disproportionate tax effects attributable to the remaining investment portfolio of the Company remain intact as of December 31, 2024.

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all years up to and including 2013; therefore, only the 2014 through 2024 tax years remain subject to examination by the taxing authorities. During the year ended December 31, 2022, we were examined by the IRS regarding tax years 2018, 2019 and 2020. This exam was completed in 2023, and no adjustments were proposed.

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

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2024:

December 31, 2024
Balance at January 1	$666
Decrease based on tax positions related to prior years	—
Balance at December 31	$666

Included in the balance at December 31, 2024 was $666,000 of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We do not anticipate a material change in the unrecognized tax benefits over the next 12 months.

16)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. Effective June 1, 2022, our insurance subsidiaries JIC and AmCoastal were merged, with AmCoastal being the surviving entity. AmCoastal is domiciled in Florida, while IIC is domiciled in New York. At December 31, 2024, and during the year then ended, AmCoastal and IIC met all regulatory requirements of the states in which they operate.

During 2023, we received two assessment notices from FIGA. These assessments will be 1.0% and 0.7% on direct written premiums of all covered lines of business in Florida to cover the cost of insurance companies facing insolvency. These assessments are in addition to the 1.3% assessment, described below, and are recoupable from policyholders. During 2022, we received an assessment notice from FIGA. This assessment was 1.3% on direct written premium of all covered lines of business in Florida to cover the cost of an insurance company facing insolvency.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

The state laws of Florida and New York permit an insurer to pay dividends or make distributions out of that part of statutory surplus that is derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiaries' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements. Additionally, in connection with our former subsidiary UPC's plan for run off, IIC agreed not to pay ordinary dividends without prior approval of the NYDFS until January 1, 2025.

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

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and we collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. We collect $4 per commercial policy written in the state of Florida on behalf of the Florida Emergency Management Preparedness and Assistance Trust Fund.

Our insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. At December 31, 2024, we met these requirements. The table below details the amount of surplus as regards policyholders for each of our regulated entities at December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
AmCoastal	$230,001	$143,452
IIC	21,008	22,661
Total	$251,009	$166,113

The amount of restricted net assets of our insurance subsidiaries are:

December 31, 2024
AmCoastal	$169,828
IIC	19,042

NAIC law limits an insurer’s investment in equity instruments and also restricts investments in medium-to-low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2024 and 2023.

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

•Statutory accounting requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer to the extent realizable and amortize policy acquisition costs over the estimated life of the policies.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

•Statutory accounting allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP, such income is deferred and recognized over the coverage period.

•Statutory accounting requires that unearned premiums and loss reserves are presented net of related reinsurance, rather than on a gross basis under GAAP.

•Statutory accounting requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over ninety days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP, there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance subsidiary’s domiciliary state, and a reserve for uncollectible reinsurance is charged through earnings, rather than surplus or equity.

•Statutory accounting requires an additional admissibility test and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

Our insurance subsidiaries must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders’ equity (deficit) under GAAP. The table below details the statutory net income (loss) for each of our regulated entities for the years ended December 31, 2024, 2023 and 2022.

	December 31,
	2024	2023	2022
AmCoastal	$77,117	$105,862	$16,516
IIC	(1,644)	(3,448)	(2,421)
Total	$75,473	$102,414	$14,095

17)    EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2024, 2023, and 2022, our contributions to the plan on behalf of the participating employees were $514,000, $637,000, and $1,630,000, respectively.

18)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income (loss) items within comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders’ equity on the Consolidated Balance Sheets.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
The table below details the components of accumulated other comprehensive income (loss) at year end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2021	$(8,593)	$2,062	$(6,531)
Changes in net unrealized losses on investments	(56,530)	8,053	(48,477)
Reclassification adjustment for net realized gains	32,082	(8,021)	24,061
December 31, 2022	(33,041)	2,094	(30,947)
Changes in net unrealized losses on investments	7,340	1,366	8,706
Reclassification adjustment for net realized losses	5,466	(1,366)	4,100
Impact of deconsolidation of discontinued operations	(3)	1,007	1,004
December 31, 2023	(20,238)	3,101	(17,137)
Changes in net unrealized losses on investments	3,355	31	3,386
Reclassification adjustment for net realized losses	124	(31)	93
Impact of deconsolidation of discontinued operations	(8)	(2,000)	(2,008)
December 31, 2024	$(16,767)	$1,101	$(15,666)

19)    STOCKHOLDERS’ EQUITY (DEFICIT)

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2024		2023		2022
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$—	$—	$—	$—	$0.06	$2,589
Second Quarter	—	—	—	—	—	—
Third Quarter	—	—	—	—	—	—
Fourth Quarter	0.50	24,102	—	—	—	—

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), relating to the issuance and sale from time to time by the Company, through the Agent, of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of December 31, 2024, 4,373,000 shares have been sold under the Agreement, resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

During December 2024, the Company received a $14,300,000 dividend from our insurance subsidiary, AmCoastal. In November 2022, AmCoastal paid dividends of $26,000,000 to the Company.

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of December 31, 2024, we had not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

See Note 20 for information regarding our stock-based compensation activity.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

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

Under the Company’s 2013 Omnibus Incentive Plan, 1,000,000 shares were authorized for issuance at December 31, 2020. In 2020, the Board of Directors adopted the 2020 Omnibus Incentive Plan, which was approved by shareholders during our 2020 Annual Meeting of Stockholders. At the time of approval, an additional 2,000,000 shares were authorized for issuance. In 2024, the 2020 Omnibus Incentive Plan was amended and approved by shareholders during the 2024 Annual Meeting of Stockholders, authorizing an additional 2,000,000 shares for issuance.

The following table presents our total stock-based compensation expense:

	Year Ended
	2024	2023	2022
Employee stock-based compensation expense
Pre-tax (1)	$2,097	$1,082	$1,230
Post-tax (2)	1,657	855	972
Director stock-based compensation expense
Pre-tax (1)	448	174	158
Post-tax (2)	354	137	125
(1) This table does not include withholding of vested shares for tax liabilities, which totaled $1,359,000, $24,000 and $25,000 in 2024, 2023, and 2022, respectively.
(2) The after-tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $2,827,000 of unrecognized stock compensation expense at December 31, 2024 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 1.9 years. We had approximately $201,000 of unrecognized director stock-based compensation expense at December 31, 2024, related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.4 years.

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

Performance stock units vest based on the Company’s return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2024, 2023, and 2022 awards.

We granted 598,713, 45,000 and 907,907 shares of restricted common stock, which had a weighted-average grant date fair value of $7.41, $5.25 and $1.97 per share during the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, during the year ended December 31, 2023, the Company granted 262,933 shares of restricted common stock, with a fair value of $4.33 per share, which were contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. This increase was approved during our 2024 Annual Meeting of Shareholders and the impact of the contingent grants is included in the granted shares described above and seen in the table below.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	336,596	$6.99
Granted	907,907	1.97
Less: Forfeited	383,876	3.43
Less: Vested	146,388	6.00
Outstanding as of December 31, 2022	714,239	$2.73
Granted	45,000	5.25
Less: Forfeited	132,259	3.16
Less: Vested	181,334	3.25
Outstanding as of December 31, 2023	445,646	$2.64
Granted (1)	598,713	7.41
Less: Forfeited	1,476	4.56
Less: Vested	436,472	3.36
Outstanding as of December 31, 2024	606,411	$6.23
(1) Contingent shares granted during 2023 have been included in the calculation of 2024’s granted values.

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

We granted 196,275 stock options during the year ended December 31, 2024, which had a weighted average grant date fair value of $7.77 per share. We did not grant any stock options for the year ended December 31, 2023, however, during the year ended December 31, 2023, the Company granted 123,399 stock options, with a fair value of $3.08, which are contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. We granted 635,643 stock options during the year ended December 31, 2022, which had a weighted average grant date fair value of $1.70 per share. This increase was approved during our 2024 Annual Meeting of Stockholders and the impact of the contingent grants is included in the granted options described above and seen in the table below.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (3)
Outstanding as of December 31, 2021	1,147,215	$4.80	9.49	$792,000
Granted	635,643	1.70	—	—
Less: Forfeited	426,480	2.91	—	—
Less: Exercised	—	—	—	—
Less: Expired	105,693	6.65	—	—
Outstanding as of December 31, 2022	1,250,685	$3.71	7.66	$—

Vested as of December 31, 2022	532,797	$7.26	8.03	$—
Exercisable as of December 31, 2022	432,786	$5.25	5.10	$—

Outstanding as of December 31, 2022	1,250,685	$3.71	7.66	$—
Granted	—	—	—	—
Less: Forfeited	40,000	3.46	—	—
Less: Exercised	20,000	3.46	—	—
Less: Expired	161,925	3.05	—	—
Outstanding as of December 31, 2023	1,028,760	$3.83	7.80	$6,151,000

Vested as of December 31, 2023	920,818	$4.78	7.56	$3,071,000
Exercisable as of December 31, 2023	580,568	$4.78	7.56	$3,071,000

Outstanding as of December 31, 2023	1,028,760	$3.83	7.80	$6,151,000
Granted(1)	196,275	4.82	—	—
Less: Forfeited	—	—	—	—
Less: Exercised	95,000	2.35	—	—
Less: Expired	—	—	—	—
Outstanding as of December 31, 2024	1,130,035	$4.12	7.21	$10,202,000

Vested as of December 31, 2024 (2)	1,276,019	$4.30	6.79	$7,501,000
Exercisable as of December 31, 2024	840,768	$4.30	6.79	$7,501,000
(1) Contingent shares granted as of December 31, 2023 have been included in the calculation of granted values as of December 31, 2024.
(2) The vested shares are calculated based on all vested shares at December 31, 2024, inclusive of those that have since expired. The weighted average exercise price, weighted-average remaining contractual term and aggregate intrinsic value are calculated based on only vested shares that are outstanding and exercisable at December 31, 2024.
(3) Presented in ones.

21)    SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Effective January 1, 2025, ACIC, through its wholly owned insurance subsidiary, AmCoastal, renewed its all other perils catastrophe agreement (AOP CAT agreement). The AOP CAT agreement provides up to $90 million of occurrence limit excess of the $10 million attachment point to limit the Company’s losses from catastrophe loss events other than named windstorms and earthquakes. The Company’s wholly owned reinsurance subsidiary, Shoreline Re, is a participant in the AOP CAT

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
agreement, bringing the Company’s consolidated retention to $9.8 million per occurrence, net of inuring quota share reinsurance coverage.

The cost of the AOP CAT agreement is approximately $11.9 million, a risk adjusted decrease of 8% year-over-year. Exclusive of ACIC’s retention, the AOP CAT agreement provides coverage of approximately $88.2 million for a first event and $88.2 million for a second event, or $176.4 million in the aggregate, an aggregate increase of $4.4 million or 2.6% year-over-year. In addition, the attachment point decreased $4 million, or 28.6% year-over-year, from $14 million to $10 million.

In addition to the “AOP CAT” agreement, ACIC, through AmCoastal, purchased a new catastrophe aggregate excess of loss agreement (the “CAT Agg” agreement). This agreement provides coverage for in-force, new and renewal business.

Effective January 1, 2025, the new CAT Agg agreement provides $40 million of aggregate limit (with a $20 million per occurrence cap) excess of zero after the $40 million annual aggregate deductible has been exceeded. The CAT Agg agreement limits the Company’s losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2025. The cost of the CAT Agg agreement is approximately $6.6 million.

On February 13, 2025, Forza’s application to acquire IIC was approved by the NYDFS. The Company and Forza have agreed to close on April 1, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024, the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective, and our previously disclosed material weakness in our internal control over financial reporting has been remediated, as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under that framework, management concluded that our internal control over our financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below with respect to the remediation of the previously identified material weakness.

Remediation of Material Weakness Identified in 2023

In 2023, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to a material weakness in the Company’s internal control over financial reporting related to the reporting of the discontinued operations. Specifically, the Company’s controls over the review of significant unusual transactions, including the effects of the transactions on the preparation of the Company's tax provision, were not designed effectively. The Company did

AMERICAN COASTAL INSURANCE CORPORATION

not have sufficient, experienced accounting resources to effectively review the accounting for and the reporting of significant, unusual transactions.

During 2024, our management, with oversight of the Audit Committee of the Board of Directors, was engaged in efforts to remediate the material weakness identified. We have designed, implemented and tested enhancements to our internal control over financial reporting in line with the remediation plans previously disclosed in Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2023. Based on the results of our testing, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2024. Accordingly, the material weakness is considered to be remediated as of December 31, 2024.

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

We have audited the internal control over financial reporting of American Coastal Insurance Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 10, 2025, expressed an unqualified opinion on those financial statements.

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
March 10, 2025

AMERICAN COASTAL INSURANCE CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2025 Annual Meeting of our Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year ended December 31, 2024 (the 2025 Proxy Statement).

CODE OF CONDUCT AND ETHICS

We have adopted a code of ethics (our Code of Conduct and Ethics) that applies to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer, in accordance with applicable federal securities laws. This document may be reviewed by accessing our investor relations site at investors.amcoastal.com under “Governance Documents” in the “Overview” tab. In addition, a copy of our Code of Conduct and Ethics will be provided without charge upon written request submitted to us via regular mail or via electronic mail to investorrelations@amcoastal.com. We intend to post notice of any waiver from, or amendment to, any provision in our Code of Conduct and Ethics applicable to our principal executive officer or principal financial and accounting officer, on our website at www.amcoastal.com.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our 2025 Proxy Statement.

AMERICAN COASTAL INSURANCE CORPORATION

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements. In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

(2) Exhibits. We hereby file as part of this Form 10-K the exhibits listed in the following index.

AMERICAN COASTAL INSURANCE CORPORATION

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 17, 2016, by and among United Insurance Holdings Corp., Kilimanjaro Corp., Kili LLC, RDX Holding, LLC, certain equityholders of RDX Holding, LLC party thereto and AmCo Holding Company (included as Exhibit 2.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

3.1	Bylaws (included as exhibit 3.3 to the Form S-1 (Registration No. 333-143466), filed June 4, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Certificate of Incorporation (included as exhibit 3.1 to the Form 10-Q, filed November 14, 2008, and incorporated herein by reference).

3.3	Second Amended and Restated Certificate of Incorporation (as amended to include the Certificate of Designations, Powers, Preferences and Rights of Series A Junior Participating Preferred Stock of United Insurance Holdings Corp.) (included as Exhibit 3.1 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated as of January 10, 2018 (included as Exhibit 3.1 to the Form 8-K filed January 12, 2018, and incorporated herein by reference).

3.5	Amended and Restated Bylaws (included as Exhibit 3.1 to the Form 8-K filed on April 23, 2020, and incorporated herein by reference).

3.6	Certificate of Amendment to United Insurance Holdings Corp.’s Second Amended and Restated Articles of Incorporation (included as Exhibit 3.1 to Form 8-K filed on July 2, 2021, and incorporated herein by reference).

3.7	Second Certificate of Amendment to American Coastal Insurance Corporation’s Certificate of Incorporation (included as Exhibit 3.1 to Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

3.8	First Amendment to American Coastal Insurance Corporation’s Amended and Restated Bylaws (included as Exhibit 3.1 to Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

4.1	Specimen Common Stock Certificate (included as Exhibit 4.2 to Amendment No. 1 to Post-Effective Amendment No. 1 on Form S-3 (Registration No. 333-150327), filed on December 23, 2008, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated October 4, 2007, by and among FMG Acquisition Corp. and the investors named therein (included as Exhibit 10.4 to the Form 8-K, filed on October 12, 2007, and incorporated herein by reference).

4.3
Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (included at Exhibit 4.1 to the Form 8-K, filed on December 13, 2017, and incorporated herein by reference).

4.4	First Supplemental Indenture, dated as of December 13, 2017, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (including form of Note) (included as Exhibit 4.2 to the Form 8-K filed on December 13, 2017, and incorporated herein by reference).

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Investment Management Agreement between United Property & Casualty Insurance Company and Synovus Trust Company, dated October 8, 2003 (included as Exhibit 10.18 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.3	Master Business Process Outsourcing Services Agreement between United Insurance Management, LLC and Computer Sciences Corporation, dated March 11, 2008 (included as Exhibit 10.24 to the Form S-4/A (Registration No. 333-150327), filed on June 13, 2008, and incorporated herein by reference).

10.5	Federal Income Tax Allocation Agreement between United Insurance Holdings Corp., United Insurance Management, L.C., Skyway Claims Services, LLC, United Property & Casualty Insurance Company, UPC Re and amended to include Family Security Holdings, LLC and its subsidiaries dated July 1, 2012 (included as Exhibit 10.11 to the Form 10-Q filed on August 8, 2012, and incorporated herein by reference).

10.6	Form of Restricted Stock Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.1 to the Form 8-K, filed on September 30, 2013, and incorporated herein by reference).

10.7	United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy Statement for its 2013 Annual Meeting, filed on April 16, 2013, and incorporated herein by reference).

Exhibit	Description

AMERICAN COASTAL INSURANCE CORPORATION

10.8	Form of Restricted Stock Award Agreement (for Non-Employee Members of the Board of Directors) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.1 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.9	Form of Restricted Stock Award (for Employees) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.2 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.10	Form of Restricted Stock Award Agreement (for Chairman of the Board) under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.3 to the Form 8-K filed on September 25, 2014, and incorporated herein by reference).

10.11	Form of Stock Option Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.1 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.12	Form of Restricted Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.2 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.13	Form of Performance Stock Unit Award under the United Insurance Holdings Corp. 2013 Omnibus Incentive Plan (included as Exhibit 10.3 to the Form 10-Q, filed on November 7, 2018, and incorporated herein by reference).

10.14	Stockholders Agreement, dated as of August 17, 2016, by and among United Insurance Holdings Corp., RDX Holding, LLC., R. Daniel Peed and Peed FLP1, Ltd., L.L.P (included as Exhibit 10.1 to the Form 8-K filed on August 19, 2016, and incorporated herein by reference).

10.15	American Coastal Insurance Corp. 2020 Amended and Restated Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy Statement for its 2024 Annual Meeting, filed on April 2, 2024, and incorporated herein by reference).

10.16	Form of Indemnification Agreement, dated as of September 1, 2020, by and between United Insurance Holdings Corp. and the members of the Board of Directors. (included as Exhibit 10.2 to the Form 10-Q filed on November 6, 2020, and incorporated herein by reference.

10.17	Second Amended and Restated Employment Agreement, dated as of October 1, 2020, by and between the Company and Christopher Griffith

10.18	Second Amended and Restated Employment Agreement, dated as of October 23, 2020, by and between United
Insurance Holdings Corp. and Bennett Bradford Martz (included as Exhibit 10.1 to the Form 8-K filed on October 28, 2020, and incorporated herein by reference).

10.19	Employment Agreement, dated January 1, 2021, between the Company and Antonio Gonzalez

10.20	Employment Agreement, dated April 5, 2021, between the Company and Brooke Adler

10.21	Stock Re-purchase Agreement, dated as of June 30, 2022, by and among Journey Insurance Company and RJ Kiln & Co. (No. 3) Limited. (included as Exhibit 10.1 to the Form 8-K filed on July 7, 2022, and incorporated herein by reference.)

10.22	Termination Agreement, dated as of June 30, 2022, by and among United Insurance Holdings Corp., Journey Insurance Company and RJ Kiln & Co. (No. 3) Limited. (included as Exhibit 10.2 to the Form 8-K filed on July 7, 2022, and incorporated herein by reference.)

10.23	Asset Purchase and Services Agreement, dated as of February 1, 2023, by and among United Insurance Management, L.C. and Slide Insurance Company. (included as Exhibit 10.2 to the Form 8-K filed on February 6, 2023, and incorporated herein by reference.)

10.24	Equity Distribution Agreement, dated as of September 27, 2023, between the Company and Raymond James & Associates, Inc. (included as Exhibit 1.1 to the Form 8-K filed on September 27, 2023, and incorporated herein by reference.)

10.25	Employment Agreement, dated January 1, 2024, between American Coastal Insurance Corporation and James Gray

10.26	Employment Agreement, dated January 17, 2024, between American Coastal Insurance Corporation and Svetlana Castle (included as Exhibit 10.1 to the Form 8-K filed on January 18, 2023, and incorporated herein by reference.)

10.27	Stock Purchase Agreement, dated as of May 9, 2024, between the Company and Forza Insurance Holdings, LLC (included as Exhibit 1.1 to the Form 8-K filed on May 14, 2024, and incorporated herein by reference).

AMERICAN COASTAL INSURANCE CORPORATION

Exhibit	Description

10.28	Program Administrator Agreement, dated as of May 9, 2024, between the Company and SageSure Insurance Managers, LLC (included as Exhibit 1.2 to the Form 8-K filed on May 14, 2024, and incorporated herein by reference).

10.29	Claims Services Agreement, dated as of May 9, 2024, between the Company and SageSure Capital Holdings, Inc. (included as Exhibit 1.3 to the Form 8-K filed on May 14, 2024, and incorporated herein by reference).

14.1	American Coastal Insurance Corporation Code of Conduct and Ethics, dated as of November 9, 2020

19.1	American Coastal Insurance Corporation Insider Trading Policy, dated as of July 31, 2024

21.1	Subsidiaries of American Coastal Insurance Corporation

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

97	Compensation Clawback and Recoupment Policy, dated as of March 21, 2019. (included as Exhibit 97 to the Form 10-K filed on March 15, 2024, and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Item 16. Form 10-K Summary

Not applicable.

AMERICAN COASTAL INSURANCE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORP

Date:	March 10, 2025	By:	/s/ B. Bradford Martz
		Name:	B. Bradford Martz
		Title:	President & Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. Bradford Martz B. Bradford Martz	President and Chief Executive Officer (principal executive officer and duly authorized officer)	March 10, 2025

/s/ Svetlana Castle Svetlana Castle	Chief Financial Officer (principal financial and accounting officer)	March 10, 2025

/s/ R. Daniel Peed R. Daniel Peed	Executive Chairman of the Board	March 10, 2025

/s/ Gregory C. Branch Gregory C. Branch	Chairman Emeritus	March 10, 2025

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Lead Director	March 10, 2025

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 10, 2025

/s/ Michael R. Hogan Michael R. Hogan	Director	March 10, 2025

/s/ William H. Hood, III William H. Hood, III	Director	March 10, 2025

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 10, 2025

/s/ Patrick F. Maroney Patrick F. Maroney	Director	March 10, 2025

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 10, 2025