Form 10-Q
period 2025-03-31
AMERICAN COASTAL INSURANCE Corp
filed 2025-05-08
CIK 1401521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of May 2, 2025, 48,353,412 shares of common stock, par value $0.0001 per share, were outstanding.

AMERICAN COASTAL INSURANCE CORPORATION

Throughout this Quarterly Report on Form 10-Q (Form 10-Q), the Company presents amounts in all tables in thousands, except for share amounts, per share amounts, policy counts or where more specific language or context indicates a different presentation. In the narrative sections of this Form 10-Q, the Company shows full values rounded to the nearest thousand.

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
•the regulatory, economic and weather conditions present in Florida the state in which we write business;
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
•our ability to accurately price risks we underwrite and apply loss limitation methods;
•our ability to pay claims accurately and timely;
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
•provisions in our charter documents that may make it harder for others to obtain control of us; and
•other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of this Form 10-Q.

We caution you not to rely on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $295,138 and $295,547, respectively)	$282,960	$281,001
Equity securities	29,210	36,794
Other investments (amortized cost of $23,008 and $22,969, respectively)	23,617	23,623
Total investments	$335,787	$341,418
Cash and cash equivalents	167,155	137,036
Restricted cash	65,885	62,357
Total cash, cash equivalents and restricted cash	$233,040	$199,393
Accrued investment income	2,990	2,964
Property and equipment, net	4,803	5,736
Premiums receivable, net (credit allowance of $33 and $26, respectively)	61,749	46,564
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $54 and $75, respectively)	202,391	263,419
Ceded unearned premiums	121,138	160,893
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	46,342	40,282
Intangible assets, net	5,299	5,908
Other assets	12,147	16,816
Assets held for sale	74,484	73,243
Total Assets	$1,159,646	$1,216,112
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$256,289	$322,087
Unearned premiums	321,105	285,354
Reinsurance payable on premiums	53,761	83,130
Accounts payable and accrued expenses	65,883	86,140
Operating lease liability	3,302	3,323
Notes payable, net	149,104	149,020
Other liabilities	986	1,456
Liabilities held for sale	48,336	49,942
Total Liabilities	$898,766	$980,452
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,520,549 and 48,417,045 issued, respectively; 48,308,466 and 48,204,962 outstanding, respectively	5	5
Additional paid-in capital	437,566	436,524
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(12,836)	(15,666)
Retained earnings (deficit)	(163,424)	(184,772)
Total Stockholders' Equity	$260,880	$235,660
Total Liabilities and Stockholders' Equity	$1,159,646	$1,216,112
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
REVENUE:
Gross premiums written	$197,852	$184,601
Change in gross unearned premiums	(35,751)	(24,331)
Gross premiums earned	162,101	160,270
Ceded premiums earned	(93,829)	(97,639)
Net premiums earned	68,272	62,631
Net investment income	4,511	4,017
Net realized investment gains	1,382	—
Net unrealized losses on equity securities	(1,963)	(50)
Total revenue	72,202	66,598
EXPENSES:
Losses and loss adjustment expenses	11,389	12,474
Policy acquisition costs	23,466	9,595
General and administrative expenses	9,506	11,252
Interest expense	2,717	2,719
Total expenses	47,078	36,040
Income before other income	25,124	30,558
Other income	1,070	810
Income before income taxes	26,194	31,368
Provision for income taxes	6,483	7,659
Income from continuing operations, net of tax	$19,711	$23,709
Income (loss) from discontinued operations, net of tax	1,637	(110)
Net income	$21,348	$23,599
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	4,212	(198)
Reclassification adjustment for net realized investment gains	(1,382)	—
Total comprehensive income	$24,178	$23,401

Weighted average shares outstanding
Basic	48,135,231	47,323,356
Diluted	49,564,721	48,969,550

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.41	$0.50
Discontinued operations	0.03	—
Total	$0.44	$0.50
Diluted
Continuing operations	$0.40	$0.48
Discontinued operations	0.03	—
Total	$0.43	$0.48
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Number of Shares	Dollars

December 31, 2023	46,777,006	$5	$423,717	$(431)	$(17,137)	$(237,389)	$168,765
Net income	—	—	—	—	—	23,599	23,599
Other comprehensive loss, net	—	—	—	—	(198)	—	(198)
Stock Compensation	22,459	—	428	—	—	—	428
Issuance of common stock	1,000,000		11,398				11,398
March 31, 2024	47,799,465	$5	$435,543	$(431)	$(17,335)	$(213,790)	$203,992

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Number of Shares	Dollars

December 31, 2024	48,204,962	$5	$436,524	$(431)	$(15,666)	$(184,772)	$235,660
Net Income	—	—	—	—	—	21,348	21,348
Other comprehensive income, net	—	—	—	—	2,830	—	2,830
Stock Compensation	3,363	—	733	—	—	—	733
Issuance of common stock, including exercise of stock options	100,141	—	309	—	—	—	309
March 31, 2025	48,308,466	$5	$437,566	$(431)	$(12,836)	$(163,424)	$260,880

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$21,348	$23,599
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,722	2,168
Bond amortization and accretion	165	200
Net realized losses on investments	(1,379)	—
Net unrealized gains on equity securities	1,963	50
Provision for uncollectable premiums	(7)	(2)
Provision for uncollectable reinsurance recoverables	21	32
Deferred income taxes, net	2,896	(260)
Stock based compensation	733	428
Fixed asset disposal	—	129
Changes in operating assets and liabilities:
Accrued investment income	(6)	(430)
Premiums receivable	(16,746)	(6,714)
Reinsurance recoverable on paid and unpaid losses	61,001	83,980
Ceded unearned premiums	41,826	21,387
Deferred policy acquisition costs, net	(6,875)	(2,249)
Other assets	1,833	20,548
Unpaid losses and loss adjustment expenses	(65,906)	(90,665)
Unearned premiums	39,087	28,636
Reinsurance payable on premiums	(33,653)	38,070
Accounts payable and accrued expenses	(21,214)	6,441
Operating lease liability	(25)	(671)
Other liabilities	(341)	(193)
Net cash provided by operating activities	$26,443	$124,484
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	10,499	1,956
Equity securities	9,998	—
Other investments	189	2,043
Purchases of:
Fixed maturities	(12,270)	—
Equity securities	(2,999)	(6,004)
Other investments	(117)	—
Cost of property, equipment and capitalized software acquired	(96)	—
Net cash provided by (used in) investing activities	$5,204	$(2,005)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, including exercise of stock options	$309	$11,398
Net cash provided by financing activities	$309	$11,398
Increase in cash, cash equivalents and restricted cash, including cash classified as assets held for sale	31,956	133,877
Cash, cash equivalents and restricted cash at beginning of period	222,290	171,832
Cash, cash equivalents and restricted at end of period	$254,246	$305,709
Supplemental Cash Flows Information
Interest paid	$—	$—
Income taxes refunded	$(1,015)	$(7,170)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025

1)    ORGANIZATION, CONSOLIDATION AND PRESENTATION

(a)Business

American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a property and casualty insurance holding company that sources, writes and services residential commercial and casualty insurance policies using a network of agents and one wholly-owned insurance subsidiary, American Coastal Insurance Company (AmCoastal), acquired via merger on April 3, 2017. The Company previously wrote insurance through Interboro Insurance Company (IIC); however, on April 1, 2025, the Company completed the sale of IIC. The details of this transaction are described below.

The Company's other subsidiaries include Skyway Underwriters, LLC, a managing general agent that provides technological and distribution services to the Company's insurance company; AmCo Holding Company, LLC (AmCo) which is a holding company subsidiary that consolidates its respective insurance company; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; and Shoreline Re, which provides a portion of the reinsurance protection purchased by the Company's insurance subsidiary where management deems prudent. The Company also has several subsidiaries in run-off including United Insurance Management, L.C. (UIM), a managing general agent; Skyway Claims Services, LLC (SCS), which previously provided claims adjusting services to the Company's insurance companies; Skyway Reinsurance Services, LLC, which previously provided reinsurance brokerage services for the Company's insurance companies; and Skyway Legal Services, LLC (SLS), which previously provided claims litigation services to the Company's insurance companies.

On May 9, 2024, the Company entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC (Forza) in which the Company agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of IIC. Forza’s application to acquire IIC was approved by the New York Department of Financial Services (NYDFS) on February 13, 2025 and the sale closed on April 1, 2025. The aggregate purchase price for the shares was equal to IIC's shareholders' equity under U.S. generally accepted accounting principles (“GAAP”) on the closing date. IIC results of operations and assets and liabilities are captured within discontinued operations and are discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements below.

The Company's primary product is commercial residential property insurance in Florida. As a result of the Sale Agreement described above and the resulting in classification of IIC as discontinued operations, the remaining activity captured within continuing operations supports only the Company's commercial residential insurance offerings. Given this fact pattern, the Company conducts operations under one reportable segment. The Company's chief operating decision maker (CODM) is its President and Chief Executive Officer (CEO).

(b)Consolidation and Presentation

The Company prepares its unaudited condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The Company has condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. The Company includes all of its subsidiaries in its consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 4, the Company's former subsidiary, IIC, qualified as discontinued operations. The Company's unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with the Company's consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

While preparing the Company's unaudited condensed consolidated financial statements, the Company makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require the Company to make extensive use of estimates include its reserves for unpaid losses and loss adjustment expenses, investments and goodwill. Except for the captions on the Company's Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Comprehensive Income, the Company generally uses the term loss(es) to collectively refer to both loss and loss adjustment expenses.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025

The Company's results of operations and cash flows as of the end of the interim periods reported herein do not necessarily indicate the Company's results for the remainder of the year or for any other future period.

Operating segments are components of the Company's business about which separate financial information is available and evaluated by the Company's CODM in decisions regarding resource allocations and financial performance assessments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to each segment. Segments are determined based on differences in products, internal reporting, and how operational decisions are made.

As described above, as a result of entering into definitive agreements to sell IIC, the Company discloses one reportable operating segment, which consists of its commercial lines business.

The Company's CODM is its President and CEO. The CODM uses net income that is also reported on the Consolidated Statements of Comprehensive Income to make decisions on how to allocate resources, for example deciding whether to reinvest profits for items such as product development or acquisitions, or whether to pay dividends. Net income is used to monitor budget versus actual results. Net income is also used in competitive analysis by benchmarking against the Company's peers. This analysis is used in assessing performance of the Company's operating segment and in establishing targets for management.

In addition, the Company's measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the Company's operating segment are the same as those described in the Company's summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Revenue, profit or loss and significant segment expenses can be seen on the Consolidated Statements of Comprehensive Income. Additional reconciliation of certain expenses can be seen within Note 3, below.

2)    SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

There have been no changes to the Company's significant accounting policies as reported in its Annual Report on Form 10-K for the year ended December 31, 2024.

(b) Pending Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 2204-40): Disaggregation of Income Statement Expenses. This update requires disaggregated disclosure of income statement expenses for entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is assessing the impact of this new accounting standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This update amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has assessed the impact of this new accounting standard and intends to adopt the annual disclosure requirements within its 2025 Annual Report on Form 10-K.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025

3)    DISAGGREGATION OF RELEVANT EXPENSE CAPTIONS

The Company presents its expenses in four major captions, loss and loss adjustment expenses, policy acquisition costs, general and administrative expenses and interest expense. The Company has presented the disaggregation of its general and administrative expenses below for the three months ended March 31, 2025 and 2024 to enhance disclosure regarding its recast general and administrative expenses.

	Three Months Ended March 31,
	2025	2024
General and Administrative Expenses
Employee compensation	$2,824	$3,330
Depreciation and amortization	1,112	1,356
Association fees	1,085	1,011
Software & equipment costs	958	1,040
Professional services	924	1,190
Intangible asset amortization	609	812
Audit fees	421	663
Liability insurance	375	561
Legal fees	235	394
Operating lease expense	117	80
Provision for expected credit losses	(14)	(32)
Other general and administrative(1)	860	847
Total general and administrative expenses	$9,506	$11,252
(1) For the three months ended March 31, 2025 and 2024 other general and administrative expenses were comprised primarily of regulatory fees, franchise fees, and overhead such as office utilities.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
4)    DISCONTINUED OPERATIONS

On May 9, 2024, the Company entered into the Sale Agreement with Forza in which ACIC agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of IIC. Forza’s application to acquire IIC was approved by the NYDFS on February 13, 2025 and the sale closed on April 1, 2025. The aggregate purchase price for the shares was equal to IIC's GAAP shareholders' equity on the closing date.

The results from IIC's discontinued operations for the three months ended March 31, 2025 and 2024 are presented below.

IIC Results from Discontinued Operations
	Three Months Ended March 31,
	2025	2024
REVENUE:
Gross premiums written	$13,120	$12,857
Change in gross unearned premiums	(3,336)	(4,305)
Gross premiums earned	9,784	8,552
Ceded premiums earned	(2,528)	(2,453)
Net premiums earned	7,256	6,099
Net investment income	538	491
Net realized investment losses	(2)	—
Other revenue	16	16
Total revenue	7,808	6,606
EXPENSES:
Losses and loss adjustment expenses	3,179	3,432
Policy acquisition costs	1,906	2,198
General and administrative expenses	546	1,130
Total expenses	5,631	6,760
Income (loss) before income taxes	2,177	(154)
Provision (benefit) for income taxes	540	(44)
Income (loss) from discontinued operations, net of tax	$1,637	$(110)

The major classes of IIC assets and liabilities as of March 31, 2025 and December 31, 2024 are presented below.

IIC Major Classes of Assets and Liabilities Sold
	March 31, 2025	December 31, 2024
ASSETS
Fixed maturities, available-for-sale	$40,925	$38,523
Other investments	988	978
Cash and cash equivalents	21,206	22,897
Accrued investment income	297	317
Premiums receivable, net	3,174	1,606
Reinsurance recoverable on paid and unpaid losses, net	265	259
Ceded unearned premiums	2,004	4,075
Deferred policy acquisition costs, net	4,462	3,647
Intangible assets, net	775	775
Other assets	388	166
Total assets	$74,484	$73,243

LIABILITIES
Unpaid losses and loss adjustment expenses	$21,391	$21,499
Unearned premiums	23,574	20,238
Reinsurance payable on premiums	—	3,966
Payments outstanding	2,214	3,091
Accounts payable and accrued expenses	101	1,058
Operating lease liability	65	69
Other liabilities	991	21
Total Liabilities	$48,336	$49,942

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025

During the first quarter of 2024, due to a change in circumstances, the Company evaluated its capitalized software, previously classified as held for disposal at December 31, 2023. As a result of this evaluation, it was determined that the use case of the software by the Company shifted. The Company reclassified this asset and the associated amortization expense in 2024 in accordance with GAAP guidance, resulting in amortization expense for the capitalized software being captured in continuing operations prospectively. The value of this capitalized software at the time of reclassification was $8,095,000. There were no other non-cash transactions during the three months ended March 31, 2025 and 2024.

5)    INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at March 31, 2025 and December 31, 2024:

	Cost or Adjusted/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
U.S. government and agency securities	$150,075	$664	$—	$150,739
Corporate securities	69,184	36	5,436	63,784
Mortgage-backed securities	35,613	3	4,787	30,829
States, municipalities and political subdivisions	21,290	9	1,618	19,681
Asset-backed securities	12,243	8	773	11,478
Public utilities	6,134	12	292	5,854
Foreign government	599	1	5	595
Total fixed maturities	$295,138	$733	$12,911	$282,960

December 31, 2024
U.S. government and agency securities	$154,096	$589	$25	$154,660
Corporate securities	68,024	6	6,495	61,535
Mortgage-backed securities	35,895	—	5,433	30,462
States, municipalities and political subdivisions	19,104	—	1,907	17,197
Asset-backed securities	12,341	1	906	11,436
Public utilities	5,651	—	367	5,284
Foreign government	436	—	9	427
Total fixed maturities	$295,547	$596	$15,142	$281,001

Equity securities are summarized as follows:

	March 31, 2025		December 31, 2024
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$24,234	83.0%	$31,818	86.5%
Other common stocks	4,976	17.0	4,976	13.5
Total equity securities	$29,210	100.0%	$36,794	100.0%

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025

When the Company sells investments, the Company calculates the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details the Company's realized gains (losses) by major investment category for the three months ended March 31, 2025 and 2024, respectively:

	2025		2024
	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)
Three Months Ended March 31,
Fixed maturities	$2	$6,311	$—	$994
Equity securities	1,383	9,998	—	—
Short-term investments	—	149	—	—
Other investments	—	—	—	2,000
Total realized gains	1,385	16,458	—	2,994
Fixed maturities	(3)	1,000	—	—
Total realized losses	(3)	1,000	—	—
Net realized investment gains	$1,382	$17,458	$—	$2,994
(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes the Company's fixed maturities at March 31, 2025 by contractual maturity period. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2025
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$102,785	34.8%	$102,897	36.4%
Due after one year through five years	109,528	37.2	107,346	37.8
Due after five years through ten years	31,686	10.7	27,701	9.8
Due after ten years	3,283	1.1	2,709	1.0
Asset and mortgage-backed securities	47,856	16.2	42,307	15.0
Total	$295,138	100.0%	$282,960	100.0%

The following table summarizes net investment income by major investment category:

	Three Months Ended March 31,
	2025	2024
Fixed maturities	$2,646	$946
Equity securities	130	13
Cash and cash equivalents	1,554	2,950
Other investments	270	155
Investment income	4,600	4,064
Investment expenses	(89)	(47)
Net investment income	$4,511	$4,017

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
Portfolio Monitoring

The Company has a quarterly portfolio monitoring process to identify and evaluate each fixed-income security whose carrying value may be impaired as a result of a credit loss. For each fixed-income security in an unrealized loss position, if the Company determines that it intends to sell the security or that it is more likely than not that it will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, the security's entire decline in fair value is recorded in earnings.

If management decides not to sell the fixed-income security and it is more likely than not that the Company will not be required to sell the fixed-income security before recovery of its amortized cost basis, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. This is typically indicated by a change in the rating of the security assigned by a rating agency, and any adverse conditions specifically related to the security or industry, among other factors. If the assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in earnings. Credit loss is limited to the difference between a security's amortized cost basis and its fair value. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

During the three months ended March 31, 2025, the Company determined that none of its fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at March 31, 2025. The issuers of the Company's debt security investments continue to make interest payments on a timely basis. The Company does not intend to sell, nor is it likely that it would be required to sell the debt securities before it recovers the amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

The following table presents an aging of the Company's unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
March 31, 2025
U.S. government and agency securities	—	$—	$—	—	$—	$—
Corporate securities	34	145	12,348	79	5,291	45,879
Mortgage-backed securities	9	13	1,965	59	4,774	28,009
States, municipalities and political subdivisions	5	13	1,808	26	1,605	15,302
Asset-backed securities	8	6	2,861	21	767	6,971
Public utilities	5	16	1,652	5	276	3,140
Foreign governments	1	5	429	—	—	—
Total fixed maturities	62	$198	$21,063	190	$12,713	$99,301

December 31, 2024
U.S. government and agency securities	2	$25	$5,878	—	$—	$—
Corporate securities	42	300	14,559	80	6,195	45,702
Mortgage-backed securities	4	26	1,244	61	5,407	29,218
States, municipalities and political subdivisions	4	25	1,330	27	1,882	15,868
Asset-backed securities	6	21	2,104	22	885	7,977
Public utilities	6	37	1,937	6	330	3,347
Foreign governments	1	9	427	—	—	—
Total fixed maturities	65	$443	$27,479	196	$14,699	$102,112
(1) This amount represents the actual number of discrete securities, not the number of shares or units of those securities. The numbers are not presented in thousands.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on the Company's Unaudited Condensed Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

Level 3: Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company's estimates of the assumptions that market participants would use in valuing the assets and liabilities.

The Company estimates the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, the Company uses a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. The Company's estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2025 and December 31, 2024. Changes in interest rates subsequent to March 31, 2025 may affect the fair value of the Company's investments.

The fair value of the Company's fixed maturities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed-income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

Any change in the estimated fair value of the Company's fixed-income securities would impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive income (loss) on its Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025

The following table presents the fair value of the Company's financial instruments measured on a recurring basis by level at March 31, 2025 and December 31, 2024, respectively:

	Total	Level 1	Level 2	Level 3
March 31, 2025
U.S. government and agency securities	$150,739	$—	$150,739	$—
Corporate securities	63,784	—	63,784	—
Mortgage-backed securities	30,829	—	30,829	—
States, municipalities and political subdivisions	19,681	—	19,681	—
Asset-backed securities	11,478	—	11,478	—
Public utilities	5,854	—	5,854	—
Foreign government	595	—	595	—
Total fixed maturities	282,960	—	282,960	—
Mutual funds	24,234	24,234	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	24,234	24,234	—	—
Other investments (2)	20,407	—	20,407	—
Total investments	$327,601	$24,234	$303,367	$—

December 31, 2024
U.S. government and agency securities	$154,660	$—	$154,660	$—
Corporate securities	61,535	—	61,535	—
Mortgage-backed securities	30,462	—	30,462	—
States, municipalities and political subdivisions	17,197	—	17,197	—
Asset-backed securities	11,436	—	11,436	—
Public utilities	5,284	—	5,284	—
Foreign government	427	—	427	—
Total fixed maturities	281,001	—	281,001	—
Mutual Funds	31,818	31,818	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	31,818	31,818	—	—
Other investments (2)	20,494	—	20,494	—
Total investments	$333,313	$31,818	$301,495	$—
(1) \Other common stocks in the fair value hierarchy exclude these common stock interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.
(2) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at March 31, 2025 and December 31, 2024.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2025 and December 31, 2024, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the Company's senior notes approximate fair value as the interest rates and terms are variable.

The Company is responsible for the determination of fair value and the supporting assumptions and methodologies. The Company has implemented a system of processes and controls designed to provide assurance that its assets and liabilities are

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
appropriately valued. For fair values received from third parties, the Company's processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.

At the end of each quarter, the Company determines whether it needs to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, the Company reports the transfer as of the end of the quarter. During the quarter ended March 31, 2025, the Company transferred no investments between levels.

For the Company's investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, the Company obtains the fair values from its investment custodians, which use a third-party valuation service. The valuation service calculates prices for the Company's investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, and adds final spreads to the U.S. Treasury curve at 3 p.m. (ET) as of quarter end. Since the inputs the valuation service uses in its calculations are not quoted prices in active markets, but are observable inputs, they represent Level 2 inputs.

Other Investments

The Company acquired investments in limited partnerships, recorded in the other investments line of the Company's Unaudited Condensed Consolidated Balance Sheets, and these investments are currently being measured at estimated fair value utilizing a net asset value per share practical expedient.

The information presented in the table below is as of March 31, 2025:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2025
Limited partnership investments (1)	$2,633	$577	$—	$3,210
Short-term investments	20,375	32	—	20,407
Total other investments	$23,008	$609	$—	$23,617
(1) Distributions will be generated from investment gains, from operating income, from underlying investments of funds, and from liquidation of the underlying assets of the funds. The Company estimates that the underlying assets of the funds will be liquidated over the next few months to five years.

Restricted Cash

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. The Company also uses trust funds in certain reinsurance transactions.

The following table presents the components of restricted assets:

	March 31, 2025	December 31, 2024
Trust funds	$65,538	$62,013
Cash on deposit (regulatory deposits)	347	344
Total restricted cash	$65,885	$62,357

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025

6)    EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three month periods ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to ACIC common stockholders	$21,348	$23,599

Denominator:
Weighted-average shares outstanding	48,135,231	47,323,356
Effect of dilutive securities	1,429,490	1,646,194
Weighted-average diluted shares	49,564,721	48,969,550

Earnings available to ACIC common stockholders per share
Basic	$0.44	$0.50
Diluted	$0.43	$0.48

See Note 17 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

7)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Computer hardware and software	$13,967	$13,967
Office furniture and equipment	394	394
Leasehold improvements	96	—
Total, at cost	14,457	14,361
Less: accumulated depreciation and amortization	(9,654)	(8,625)
Property and equipment, net	$4,803	$5,736

Depreciation and amortization expense under property and equipment was $1,029,000 for the three months ended March 31, 2025. Depreciation and amortization expense under property and equipment was $1,273,000 for the three months ended March 31, 2024. During the first quarter of 2024, the Company moved capitalized software from discontinued operations to continuing operations to align with the Company's use of the system in the current year. Please see Note 4 for more detail.

During the three months ended March 31, 2025, the Company did not dispose of property and equipment. During the year ended December 31, 2024, the Company disposed of computer hardware and software totaling $1,018,000. The accumulated depreciation on these systems totaled $953,000 at the time of disposal. The Company disposed of office furniture totaling $167,000 during the period. Accumulated depreciation at the time of this disposal totaled $163,000. In addition, the Company disposed of leasehold improvements totaling $311,000 during the period. Accumulated depreciation at the time of this disposal totaled $232,000. Finally, the Company impaired software totaling $1,035,000, due to lower expected cash flows over the remaining life of the software.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at March 31, 2025 and December 31, 2024 was $59,476,000.

There was no goodwill acquired, disposed of or impaired during the three month periods ended March 31, 2025 and 2024.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on the Company's Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Intangible assets subject to amortization	$4,876	$5,485
Indefinite-lived intangible assets(1)	423	423
Total	$5,299	$5,908
(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization and not fully amortized consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2025
Agency agreements acquired	2.0	34,661	(29,785)	4,876

December 31, 2024
Agency agreements acquired	2.3	34,661	(29,176)	5,485

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2025 and 2024.

Amortization expense of the Company's intangible assets was $609,000 and $812,000 for the three months ended March 31, 2025 and 2024, respectively. Estimated amortization expense of the Company's intangible assets to be recognized by the Company during the remainder of 2025 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2025	$1,829
2026	2,438
2027	609
2028	—
2029	—
2030	—

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
9)    REINSURANCE

The Company's catastrophe reinsurance programs are designed primarily by utilizing third-party catastrophe modeling software and consulting with third-party reinsurance experts to project the Company's exposure to catastrophe events. The Company evaluates modeled expected losses developed by the catastrophe modeling software using its risk portfolio data to estimate probable maximum losses ("PML") across multiple return periods and the average annual loss. The Company monitors and manages its catastrophe risk using this model output along with other internal and external data sources, such as its historical loss experience and industry loss experience, to develop its view of catastrophe risk.

The Company's catastrophe reinsurance coverage consists of two separate placements:

1.AmCoastal’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms; and

2.AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes;

This reinsurance protection is an essential part of the Company's catastrophe risk management strategy. It is intended to provide stockholders with an acceptable return on the risks assumed by its insurance entity, and to reduce the variability of earnings, while providing surplus protection. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the Company's primary liability. In the event one or more of the Company's reinsurers fail to fulfill their obligation, the surplus of the Company's statutory entity may decline, and the Company may not be able to fulfill its obligation to policyholders, or the Company may not be able to maintain compliance with various regulatory financial requirements. Additionally, the Company faces the risk that actual losses incurred from one or more catastrophic events may be above the modeled expected loss, resulting in losses exceeding its reinsurance coverage, which may result in a decline in surplus, and as a result the Company may not be able to fulfill its obligations to policyholders, or the Company may not be able to maintain compliance with various regulatory financial requirements. The details of the Company's programs and the likelihood of a catastrophic event exceeding these three coverages are outlined below.

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,260,000,000 for a first occurrence and $1,610,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $20,500,000 ($10,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $10,500,000 (retained separately by the Company's captive). The Company has purchased second and third event retrocession coverage, reducing its second and third event GAAP retentions to $13,000,000 ($10,000,000 STAT retained by AmCoastal, $3,000,000 retained separately by the Company's captive). AmCoastal’s program provides sufficient coverage for approximately a 1-in-206-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $88,200,000 for a first and second event, totaling $176,400,000 in the aggregate. This agreement provides sufficient coverage for approximately a 1-in-450-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.2%.

In addition to the programs described above, AmCoastal purchased a new catastrophe aggregate excess of loss agreement (the “CAT Agg” agreement) to mitigate the Company's catastrophe frequency risk. This agreement provides coverage for in-force, new and renewal business. Effective January 1, 2025, the new CAT Agg agreement provides $40,000,000 of aggregate limit (with a $20,000,000 per occurrence cap) in excess of zero after the $40,000,000 annual aggregate deductible has been exceeded. The CAT Agg agreement limits the Company’s losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2025.

Effective December 15, 2023, the Company agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of the Company's other private reinsurers. This transaction resulted in a reduction in expense of approximately $6,300,000 during the three months ended March 31, 2024.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
Where management thinks prudent, particularly where premium rates are high relative to the risk, the Company retains risk whereby AmCoastal purchases reinsurance from Shoreline Re, the Company's captive reinsurance entity. Shoreline Re participates on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, Shoreline Re participates in a 30% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred. The table below outlines the participation of Shoreline Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
All Other Perils Catastrophe Excess of Loss Agreement	01/01/2025 - 01/01/2026	$648,000	$1,152,000
All Other Perils Catastrophe Excess of Loss Agreement	01/01/2024 - 01/01/2025	—	4,500,000
Excess Per Risk Agreement	02/01/2024 - 02/01/2025	1,867,000	633,000
Quota Share Agreement	06/01/2024 - 06/01/2026	30% (2)	$4,200,000 (3)
(1) Capital at risk is calculated by taking the aggregate losses Shoreline Re is subject to under the contract, less net premiums earned under the contract.
(2) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing the Company's retention for catastrophe losses.
(3) Net premiums earned based on estimated subject premiums at 06/01/2024.

The table below outlines the Company's external quota share agreements in effect for the three months ended March 31, 2025 and 2024.

Reinsurer	Companies in Scope	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2024 - 06/01/2026	20% (1)(2)	Florida
External third-party	AmCoastal	06/01/2023 - 06/01/2024	40% (1)	Florida
(1) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing the Company's retention for catastrophe losses.
(2) The cession rate of this treaty is reduced from 20% to 15% effective 06/01/2025 - 06/01/2026.

Reinsurance recoverable at the balance sheet dates consists of the following:

	March 31,	December 31,
	2025	2024
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$193,238	$249,276
Reinsurance recoverable on paid losses and loss adjustment expenses	9,153	14,143
Reinsurance recoverable (1)	$202,391	$263,419
(1) The Company's reinsurance recoverable balance is net of its allowance for expected credit losses. More information related to this allowance can be found in Note 13.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
10) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)
The Company determines its reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported ("IBNR") claims as of the balance sheet date.
The table below shows the analysis of the Company's reserve for unpaid losses for the three months ended March 31, 2025 and 2024 on a GAAP basis:

	March 31,
	2025	2024
Balance at January 1	$322,087	$347,738
Less: reinsurance recoverable on unpaid losses	249,276	271,736
Net balance at January 1	72,811	76,002

Incurred related to:
Current year	13,583	12,450
Prior years	(2,194)	24
Total incurred	11,389	12,474
Paid related to:
Current year	10,714	9,516
Prior years	10,435	14,328
Total paid	21,149	23,844

Net balance at March 31	63,051	64,632
Plus: reinsurance recoverable on unpaid losses	193,238	193,747
Balance at March 31	256,289	258,379

Composition of reserve for unpaid losses and LAE:
Case reserves	42,845	87,818
IBNR reserves	213,444	170,561
Balance at March 31	$256,289	$258,379

Based upon the Company's internal analysis and the Company's review of the annual statement of actuarial opinion provided by its actuarial consultants at December 31, 2024, the Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As reflected in the table above, the Company had favorable development in the first quarter 2025 and unfavorable development in the first quarter of 2024 related to prior year losses. This development came as a result of re-estimating ultimate losses in 2025 and 2024 based on historical loss trends. The prior year loss payments made by the Company during the three months ended March 31, 2025 were lower than the loss payments made during the three months ended March 31, 2024, driven by decreased catastrophe and non-catastrophe loss payments. The current year loss payments made by the Company during the three months ended March 31, 2025 and March 31, 2024 remained relatively flat. Case reserves on unpaid losses also decreased when compared to the prior period as a result of the continued settlement of prior year claims, offset by increases to IBNR reserves as a result of Hurricane Milton which made landfall in the fourth quarter of 2024. Reinsurance recoverable remained relatively flat year over year.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
11)    LONG-TERM DEBT

Senior Notes Payable

On December 13, 2017, the Company issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. The Company may redeem the Senior Notes at its option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity, plus accrued and unpaid interest thereon. On or after that date, the Company may redeem the Senior Notes at par, plus accrued and unpaid interest thereon. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of the Company's issuer and debt ratings from BBB- to BB+. As a result, pursuant to the Company's agreement, the interest rate of its Senior Notes increased from 6.25% to 7.25%.

Financial Covenants

The Company's Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2024, while the Company's leverage ratio was greater than the allowed ratio above, the Company did not incur any additional indebtedness during the period and as a result, the Company was in compliance with the covenants in the Senior Notes.

Debt Issuance Costs

The table below presents the roll forward of the Company's debt issuance costs paid, in conjunction with the debt instruments described above, during the three months ended March 31, 2025 and 2024:

	2025	2024
Balance at January 1,	$980	$1,312
Amortization	(84)	(83)
Balance at March 31,	$896	$1,229

12)    COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims-related legal actions arising in the ordinary course of business. The Company accrues amounts resulting from claims-related legal actions in unpaid losses and LAE during the period when that it determines an unfavorable outcome becomes probable and can estimate the amounts. Management makes revisions to estimates based on its analysis of subsequent information that the Company receives regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation.

On October 20, 2023, the Company received notice that the Department of Financial Services ("DFS") filed a notice of claim and demand for tender of insurance policy limits under the Company's director and officer insurance to carriers participating in its director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPC's insolvency and demands immediate tender of the Company's director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
and officers plan to vigorously defend against the Claim; however, due to the Company's indemnification obligation, during 2023, the Company accrued the policy retention amount of $1,500,000. This claim remains open as of March 31, 2025.

Commitments to fund partnership investments

The Company has fully funded one limited partnership investment and partially funded two additional limited partnership investments. The amount of unfunded commitments was $2,300,000 and $1,400,000 at March 31, 2025 and December 31, 2024, respectively.

Leases

The Company, as lessee, has entered into leases of commercial office space of various term lengths. In addition to office space, the Company leases office equipment and a parking lot under operating leases.

The classification of operating and lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Other assets	$3,139	$3,209

Liabilities
Operating lease liabilities	Operating lease liability	$3,302	$3,323

The components of lease expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$117	$80

At March 31, 2025, future minimum gross lease payments relating to these non-cancellable operating lease agreements were as follows:

March 31, 2025
Remaining in 2025	$300
2026	398
2027	407
2028	419
2029	432
Thereafter	2,446
Total undiscounted future minimum lease payments	4,402
Less: Imputed interest	(1,100)
Present value of lease liabilities	$3,302

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (months)	118	121
Weighted average discount rate	5.64%	5.64%

There were no other cash or non-cash related activities during the three months ended March 31, 2025 and 2024.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
Capital lease amortization expenses are included in depreciation expense in the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income. See Note 7 of these Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding depreciation expense, Note 11 for information regarding commitments related to long-term debt, and Note 14 for information regarding commitments related to regulatory actions.

Subleases

The Company previously leased and occupied office space in which it no longer operates. Effective October 1, 2022, this office space was subleased to a third-party. The sublease was effective from October 1, 2022 through July 31, 2025, with no option to extend. However, on February 29, 2024, this sublease was cancelled as a part of an agreement to terminate the original lease associated with the office space. During the three months ended March 31, 2024, the Company recognized $33,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, the Company evaluated its eligibility and filed for a $10,161,000 refund in connection with its Employee Retention Tax Credit for the tax year ended December 31, 2021. As of March 31, 2025, the Company has not received $2,939,000 from the IRS related to this refund and has an unrecorded gain contingency related to this balance. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. During the quarter ended March 31, 2025 the Company received a refund of $1,530,000 that was outstanding as of December 31, 2024. This was recorded as a contra-expense to payroll tax in the current period.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with the Company's former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, the Company has not received data related to UPC losses that could unfavorably shift AmCoastal’s commission related to these contracts. In addition, the Company cannot reasonably determine how this shift will be allocated between the contracted parties. Until the Company receives this loss data and provides the updated calculations to both the Company's reinsurance partners and the DFS, as receiver of UPC, the Company is unable to estimate the impact; however, the Company believes a loss contingency related to these commissions may exist as of March 31, 2025.

The Company will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

13)    ALLOWANCE FOR EXPECTED CREDIT LOSSES
The Company is exposed to credit losses primarily through three different pools of assets based on similar risk characteristics: premiums receivable for direct written business; reinsurance recoverables from ceded losses to its reinsurers; and its investment holdings. The Company estimates the expected credit losses based on historical trends, credit ratings assigned to reinsurers by rating agencies, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts over its expected life. Changes in the relevant information may significantly affect the estimates of expected credit losses.

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

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
The following tables summarize the Company's allowance for expected credit losses by pooled asset for the three months ended March 31, 2025 and 2024, respectively:

March 31, 2025	December 31, 2024	Provision for expected credit losses	Write-offs	March 31, 2025
Premiums Receivable	$26	$10	$(3)	$33
Reinsurance Recoverables	75	(21)	—	54
Total	$101	$(11)	$(3)	$87

March 31, 2024	December 31, 2023	Provision for expected credit losses	Write-offs	March 31, 2024
Premiums Receivable	$49	$(23)	$—	$26
Reinsurance Recoverables	97	(22)	—	75
Total	$146	$(45)	$—	$101
As of March 31, 2025 and 2024, the Company had no allowance for expected credit losses related to its investment holdings.

14)    STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as the Company's insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled and operates in Florida and at March 31, 2025, and during the three months then ended, met all regulatory requirements of the state.

During 2023, the Company received a multi-year Emergency Assessment notice from the Florida Insurance Guaranty Association ("FIGA"). This assessment will be 1.0% on direct written premiums of all covered lines of business in Florida beginning October 1, 2023 through September 20, 2025 to cover the cost of insurance companies facing insolvency.

The National Association of Insurance Commissioners ("NAIC") has Risk-Based Capital ("RBC") guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Most states, including Florida, have enacted statutory requirements adopting the NAIC RBC guidelines, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

The state laws of Florida permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict the Company's insurance subsidiary's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

The Company's insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income for the three months ended March 31, 2025 and 2024 for AmCoastal.

	Three Months Ended March 31,
	2025	2024
Net Income	$18,292	$24,929

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
The Company's insurance subsidiary must maintain capital and surplus ratios or balances as determined by the regulatory authority of the state in which it is domiciled. At March 31, 2025, the Company met these requirements. The table below details the amount of surplus as regards policyholders for AmCoastal at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Surplus as regards policyholders	245,891	230,001

15)    ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company reports changes in other comprehensive income (loss) items within comprehensive income (loss) on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and the Company includes accumulated other comprehensive income (loss) as a component of stockholders' equity on its Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2024	$(16,767)	$1,101	$(15,666)
Changes in net unrealized losses on investments	4,212	(345)	3,867
Reclassification adjustment for realized gains	(1,382)	345	(1,037)
March 31, 2025	$(13,937)	$1,101	$(12,836)

16)    STOCKHOLDERS' EQUITY

The Company's Board of Directors declared no dividends on the Company's outstanding shares of common stock to stockholders of record during the three months ended March 31, 2025 and 2024.

In July 2019, the Company's Board of Directors authorized a stock repurchase plan of up to $25,000,000 of its common stock. As of March 31, 2025, the Company has not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of March 31, 2025, 4,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

See Note 17 in these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding stock-based compensation activity.

17) STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 - Compensation - Stock Compensation. The Company recognizes stock-based compensation cost over the award’s requisite service period on a straight-line basis for time-based restricted stock grants and performance-based restricted stock grants. The Company records forfeitures as they occur for all stock-based compensation.

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025

The following table presents the Company's total stock-based compensation expense:

	Three Months Ended March 31,
	2025	2024
Employee stock-based compensation expense
Pre-tax	$598	$369
Post-tax (1)	472	292
Director stock-based compensation expense
Pre-tax	135	59
Post-tax (1)	107	47
(1) The after-tax amounts are determined using the 21% corporate federal tax rate.

The Company had approximately $2,624,000 of unrecognized stock compensation expense at March 31, 2025 related to non-vested stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 1.7 years. The Company had approximately $66,000 of unrecognized director stock-based compensation expense at March 31, 2025 related to non-vested director stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 0.1 years.

Restricted stock, restricted stock units and performance stock units

Stock-based compensation cost for restricted stock awards, restricted stock units and performance stock units is measured based on the closing fair market value of the Company's common stock on the date of grant, which vest in equal installments over the requisite service period of typically three years. Restricted stock awards granted to non-employee directors vest over a one-year period. Each restricted stock unit and performance stock unit represents the Company's obligation to deliver to the holder one share of common stock upon vesting.

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, the Company issues the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the awards.

The Company granted 33,832 and 30,000 shares of restricted common stock during the three months ended March 31, 2025 and 2024, respectively, which had a weighted-average grant date fair value of $12.01 and $9.46, respectively.

The following table presents certain information related to the activity of the Company's non-vested restricted common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	606,411	$6.23
Granted	33,832	12.01
Less: Forfeited	1,009	11.59
Less: Vested	36,449	6.01
Outstanding as of March 31, 2025	602,785	$6.56

AMERICAN COASTAL INSURANCE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2025	2024
Expected annual dividend yield	—%	—%
Expected volatility	—%	86.92%
Risk-free interest rate	—%	4.37%
Expected term	N/A	6 years

The expected annual dividend yield for options granted during 2024 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

The Company did not grant any stock options for the three months ended March 31, 2025 and 2024.

The following table presents certain information related to the activity of the Company's stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2024	1,130,035	$4.12	7.21	$10,202,000
Granted	—	—	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	100,141	2.96	—	—
Outstanding as of March 31, 2025	1,029,894	$4.24	6.96	$7,825,000

Vested as of March 31, 2025(1)	1,276,019	$4.48	6.47	$5,525,000
Exercisable as of March 31, 2025	740,627	$4.48	6.47	$5,525,000
(1) The vested shares are calculated based on all vested shares at March 31, 2025, inclusive of those that have since expired. The weighted average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value is calculated based on only vested shares that are outstanding and exercisable at March 31, 2025.
(2) Presented in ones.

18)    SUBSEQUENT EVENTS

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in its financial statements.

On April 1, 2025, the Company sold to Forza 100% of the issued and outstanding stock of IIC. The aggregate purchase price for the shares was equal to IIC's shareholders' equity under GAAP on the closing date. The Company received cash proceeds totaling approximately $26,500,000 from the sale. We do not anticipate that the gain or loss from the deconsolidation of IIC will be material to the financial statements.

On April 28, 2025, the Company received $1,471,000 of the $2,939,000 employee retention credit described in Note 12, above.

AMERICAN COASTAL INSURANCE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

EXECUTIVE SUMMARY

Overview

    American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a holding company primarily engaged in commercial property and casualty insurance business with investments in the United States. We conduct our business principally through our wholly-owned insurance subsidiary, American Coastal Insurance Company (AmCoastal). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “American Coastal Insurance Corporation,” which is the preferred brand identification for our Company.

Our Company’s primary source of revenue is generated from writing insurance in Florida. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas.

On May 9, 2024, we entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC (Forza) in which ACIC agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of IIC. Forza’s application to acquire IIC was approved by the New York Department of Financial Services ("NYDFS") on February 13, 2025, and the sale closed on April 1, 2025. The aggregate purchase price for the shares was equal to IIC's shareholders' equity under U.S. generally accepted accounting principles (GAAP) on the closing date. As a result, IIC results of operations and assets and liabilities are captured within discontinued operations and can be seen in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements above.

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including AmCoastal, in April 2017.

Our policies in-force increased by 3.6% from 4,092 policies in-force at March 31, 2024 to 4,239 policies in-force at March 31, 2025. These values exclude IIC policies in-force, whose results are captured within discontinued operations. For more information regarding the concentration of our policies in force, please see the results of operations sections below.

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

AMERICAN COASTAL INSURANCE CORPORATION

2025 Highlights

	Three Months Ended March 31,
	2025	2024

Gross premiums written	$197,852	$184,601
Gross premiums earned	162,101	160,270
Net premiums earned	68,272	62,631
Total revenues	72,202	66,598
Income from continuing operations, net of tax	19,711	23,709
Income (loss) from discontinued operations, net of tax	1,637	(110)
Consolidated net income	21,348	23,599
Net income available to ACIC stockholders per diluted share
Continuing Operations	$0.40	$0.48
Discontinued Operations	0.03	—
Total	$0.43	$0.48

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets and goodwill impairment	$609	$812
Less: Income (loss) from discontinued operations, net of tax	1,637	(110)
Less: Realized gains on investment portfolio	1,382	—
Less: Unrealized losses on equity securities	(1,963)	(50)
Less: Net tax impact (1)	250	181
Core income (2)	20,651	24,390
Core income per diluted share(2)	$0.42	$0.50

Book value per share	$5.40	$4.27
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

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income

	Three Months Ended March 31,
	2025	2024
REVENUE:
Gross premiums written	$197,852	$184,601
Change in gross unearned premiums	(35,751)	(24,331)
Gross premiums earned	162,101	160,270
Ceded premiums earned	(93,829)	(97,639)
Net premiums earned	68,272	62,631
Net investment income	4,511	4,017
Net realized investment gains	1,382	—
Net unrealized losses on equity securities	(1,963)	(50)
Total revenue	72,202	66,598
EXPENSES:
Losses and loss adjustment expenses	11,389	12,474
Policy acquisition costs	23,466	9,595
General and administrative expenses	9,506	11,252
Interest expense	2,717	2,719
Total expenses	47,078	36,040
Income before other income	25,124	30,558
Other income	1,070	810
Income before income taxes	26,194	31,368
Provision for income taxes	6,483	7,659
Net income from continuing operations, net of tax	$19,711	$23,709
Income (loss) from discontinued operations, net of tax	1,637	(110)
Net income	$21,348	$23,599
Earnings available to ACIC common stockholders per diluted share	$0.43	$0.48
Book value per share	$5.40	$4.27
Return on equity based on GAAP net income	35.4%	67.7%
Loss ratio, net (1)	16.7%	19.9%
Expense ratio (2)	48.3%	33.3%
Combined ratio (3)	65.0%	53.2%
Effect of current year catastrophe losses on combined ratio	—%	0.3%
Effect of prior year development on combined ratio	(3.2)%	—%
Underlying combined ratio (4)	68.2%	52.9%
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2025, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2024. We have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2025 COMPARED TO DECEMBER 31, 2024

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $568,827,000 at March 31, 2025, compared to $540,811,000 at December 31, 2024.

The following table summarizes our investments, by type:

	March 31, 2025		December 31, 2024
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$150,739	26.2%	$154,660	28.7%
Corporate securities	63,784	11.4%	61,535	11.3%
Mortgage-backed securities	30,829	5.4%	30,462	5.6%
States, municipalities and political subdivisions	19,681	3.5%	17,197	3.2%
Asset-backed securities	11,478	2.0%	11,436	2.1%
Public utilities	5,854	1.0%	5,284	1.0%
Foreign government	595	0.1%	427	0.1%
Total fixed maturities	282,960	49.6%	281,001	52.0%
Mutual funds	24,234	4.3%	31,818	5.9%
Other common stocks	4,976	0.9%	4,976	0.9%
Total equity securities	29,210	5.2%	36,794	6.8%
Other investments	23,617	4.2%	23,623	4.4%
Total investments	335,787	59.0%	341,418	63.2%
Cash and cash equivalents	167,155	29.4%	137,036	25.3%
Restricted cash	65,885	11.6%	62,357	11.5%
Total cash, cash equivalents, restricted cash and investments	$568,827	100.0%	$540,811	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at March 31, 2025 and December 31, 2024 consisted mainly of U.S. government and agency securities, securities of investment-grade corporate issuers, mortgage-backed securities, and states, municipalities and political subdivisions. Our equity holdings as of March 31, 2025 and December 31, 2024 consisted of mutual funds and common stock. At March 31, 2025, approximately 88.6% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 11.4% were corporate bonds rated “BBB” or "BB".

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

Our catastrophe reinsurance coverage consists of two separate placements:

1.AmCoastal’s core catastrophe reinsurance program in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms; and

2.AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes.

This reinsurance protection is an essential part of our catastrophe risk management strategy. It is intended to provide our stockholders with an acceptable return on the risks assumed by our insurance entity, and to reduce the variability of earnings, while providing surplus protection. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability. In the event one or more of our reinsurers fail to fulfill their obligation, the surplus of our statutory entity may decline, and we may not be able to fulfill our obligation to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. Additionally, we face the risk that actual losses incurred from one or more catastrophic events may be above the modeled expected loss resulting in losses exceeding our reinsurance coverage, which may result in a decline in surplus, and as a result we may not be able to fulfill our obligations to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. The details of our programs and the likelihood of a catastrophic event exceeding these three coverages are outlined below.

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,260,000,000 for a first occurrence and $1,610,000,000 in the aggregate. Under this program, our GAAP retention on a first event is $20,500,000 ($10,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $10,500,000 (retained separately by our captive). We have purchased second and third event retrocession coverage, reducing our second and third event GAAP retentions to $13,000,000 ($10,000,000 STAT retained by AmCoastal, $3,000,000 retained separately by our captive). AmCoastal’s program provides sufficient coverage for approximately a 1-in-206-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by equally blending the AIR and RMS catastrophe models using long-term catalogs including demand surge. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $88,200,000 for a first and second event, totaling $176,400,000 in the aggregate. This agreement provides sufficient coverage for approximately a 1-in-450-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.2%.

In addition to the programs described above, AmCoastal purchased a new catastrophe aggregate excess of loss agreement (the “CAT Agg” agreement) to mitigate our catastrophe frequency risk. This agreement provides coverage for in-force, new and renewal business. Effective January 1, 2025, the new CAT Agg agreement provides $40,000,000 of aggregate limit (with a $20,000,000 per occurrence cap) in excess of zero after the $40,000,000 annual aggregate deductible has been exceeded. The CAT Agg agreement limits our losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2025.

Effective December 15, 2023, the Company agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of the Company's other private reinsurers. This transaction resulted in a reduction in expense of approximately $6,300,000 during the three months ended March 31, 2024.

Where we think prudent, particularly where, premium rates are high relative to the risk, we retain risk whereby AmCoastal purchases reinsurance from Shoreline Re, our captive reinsurance entity. Shoreline Re participates on AmCoastal's all other

AMERICAN COASTAL INSURANCE CORPORATION

perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, Shoreline Re participates in a 30% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred. The table below outlines the participation of Shoreline Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
All Other Perils Catastrophe Excess of Loss Agreement	01/01/2025 - 12/31/2025	$648,000	$1,152,000
All Other Perils Catastrophe Excess of Loss Agreement	01/01/2024 - 01/01/2025	—	4,500,000
Excess Per Risk Agreement	02/01/2024 - 02/01/2025	1,867,000	633,000
Quota Share Agreement	06/01/2024 - 06/01/2026	30% (2)	$4,200,000 (3)
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

The table below outlines our external quota share agreements in effect for the three months ended March 31, 2025 and 2024.

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
(2) The cession rate of this treaty is reduced from 20% to 15% effective 06/01/2025 - 06/01/2026.

Reinsurance costs as a percentage of gross earned premium during the three month periods ended March 31, 2025 and 2024 were as follows:

	2025	2024
Three Months Ended March 31,
Non-at-Risk	(0.3)%	(0.2)%
Quota Share	(16.2)%	(31.5)%
All Other	(41.4)%	(29.3)%
Total Ceding Ratio	(57.9)%	(61.0)%

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended March 31,
	2025	2024
Quota Share	$(31,161)	$(58,094)
Excess-of-loss	(22,282)	(19,322)
Equipment, identity theft, and cyber security	(631)	(481)
Ceded premiums written	$(54,074)	$(77,897)
Change in ceded unearned premiums	(39,755)	(19,742)
Ceded premiums earned	$(93,829)	$(97,639)

AMERICAN COASTAL INSURANCE CORPORATION

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	2025			2024
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	—	—	—%	2	211	0.3%
Total	—	$—	—%	2	$211	0.3%
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

Unpaid losses and LAE totaled $256,289,000 and $322,087,000 as of March 31, 2025 and December 31, 2024, respectively.

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

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2025 AND 2024

ACIC net income for the three months ended March 31, 2025 decreased $2,251,000, or 9.5%, to $21,348,000 from $23,599,000 for the same period in 2024. Of this income, $19,711,000 is attributable to continuing operations for the three months ended March 31, 2025, a decrease of $3,998,000 from $23,709,000 for the same period in 2024. Year-over-year revenues increased 8.4%, driven by an increase in net premiums earned. This increase in revenue was offset by increased policy acquisition costs quarter-over-quarter, partially offset by decreased losses and LAE incurred and general and administrative expenses.

Revenue

Our gross written premiums increased $13,251,000, or 7.2%, to $197,852,000 for the three months ended March 31, 2025 from $184,601,000 for the same period in 2024, driven by the increase in new and renewal policies shown below. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums and new and renewal policies are shown in the tables below.

($ in thousands)	Three Months Ended March 31,
	2025	2024	Change
Direct Written and Assumed Premium
Direct premium	$197,902	$184,601	$13,301
Assumed premium (1)	(50)	—	(50)
Total commercial property gross written premium	$197,852	$184,601	$13,251
(1) Assumed premium written for 2025 primarily included commercial property business assumed from unaffiliated insurers subsequently cancelled.

	Three Months Ended March 31,
	2025	2024	Change
New and Renewal Policies (1)	1,196	1,062	134
(1) Only includes new and renewal commercial policies written during the quarter.

Expenses

Expenses for the three months ended March 31, 2025 increased $11,038,000, or 30.6%, to $47,078,000 from $36,040,000 for the same period in 2024. The increase in expenses was primarily due to an increase in policy acquisition costs quarter-over-quarter. This was partially offset by decreased loss and LAE incurred and general and administrative expenses quarter-over-quarter. The details of these changes can be seen below.

	Three Months Ended March 31,
	2025	2024	Change
Net loss and LAE	$11,389	$12,474	$(1,085)
% of Gross earned premiums	7.0%	7.8%	(0.8) pts
% of Net earned premiums	16.7%	19.9%	(3.2) pts
Less:
Current year catastrophe losses	$—	$211	$(211)
Prior year reserve favorable development	(2,194)	24	(2,218)
Underlying loss and LAE (1)	$13,583	$12,239	$1,344
% of Gross earned premiums	8.4%	7.6%	0.8 pts
% of Net earned premiums	19.9%	19.6%	0.3 pts
(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

AMERICAN COASTAL INSURANCE CORPORATION

The calculations of our expense ratios are shown below.

	Three Months Ended March 31,
	2025	2024	Change
Policy acquisition costs	$23,466	$9,595	$13,871
General and administrative	9,506	11,252	(1,746)
Total operating expenses	$32,972	$20,847	$12,125
% of Gross earned premiums	20.3%	13.0%	7.3 pts
% of Net earned premiums	48.3%	33.3%	15.0 pts

Loss and LAE decreased $1,085,000, or 8.7%, to $11,389,000 for the three months ended March 31, 2025 from $12,474,000 for the same period in 2024. Loss and LAE expense as a percentage of net earned premiums decreased 3.2 points to 16.7% for the three months ended March 31, 2025, compared to 19.9% for the same period in 2024. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the three months ended March 31, 2025 was 8.4%, an increase of 0.8 points from 7.6% during the three months ended March 31, 2024.

Policy acquisition costs increased $13,871,000, or 144.6%, to $23,466,000 for the three months ended March 31, 2025 from $9,595,000 for the same period in 2024. The primary driver of the decrease was a decrease in ceding commission income of $9,407,000 as the result of the Company's decrease in quota share reinsurance coverage from 40% to 20%, effective June 1, 2024. External management fees also increased $4,417,000 as a result of a one percent increase in the management fee agreed to in our contract renewal with AmRisc in 2024 and the increase in direct written premiums shown above.

General and administrative expenses decreased $1,746,000, or 15.5%, to $9,506,000 for the three months ended March 31, 2025 from $11,252,000 for the same period in 2024, driven by a non-recurring employee retention tax credit refund of $1,530,000 submitted to the Internal Revenue Service in 2022 and received during the first quarter of 2025. This non-recurring refund was previously disclosed in our Annual Report on Form 10-K, filed on March 10, 2025, as a gain contingency. In addition, external spending for audit, actuarial and legal services decreased $667,000 quarter-over-quarter.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiary, including restricting any dividends paid by our insurance subsidiary and requiring approval of any management fees our insurance subsidiary pays to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiary, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners may further restrict our insurance subsidiary's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 14 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

The Company made no capital contributions to its subsidiaries during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company made capital contributions of $1,265,000 to its reinsurance subsidiary, Shoreline Re. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

In September 2023, we entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as our sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of March 31, 2025, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The

AMERICAN COASTAL INSURANCE CORPORATION

Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

Cash Flows for the Three Months Ended March 31, 2025 and 2024 (in millions)

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

During the three months ended March 31, 2025, we experienced cash inflows of $26,443,000 compared to $124,484,000 during the three months ended March 31, 2024. This change was driven by a decrease in the change in reinsurance payable of $71,723,000 and a decrease in the change in accounts payable of $27,655,000.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the three months ended March 31, 2025, net sales of investments totaled $5,300,000 compared to net purchases of investments of $2,005,000 during the three months ended March 31, 2024.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the three months ended March 31, 2025, cash provided by financing activities totaled $309,000, compared to $11,398,000 provided by financing activities for the three months ended March 31, 2024. The decrease in inflow in 2025 is attributed to the proceeds received from the issuance of our common stock, primarily under our at the market program described above during 2024.

AMERICAN COASTAL INSURANCE CORPORATION

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2025, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, including interest rate risk related to changes in interest rates in the Company's fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of the Company's fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company had no material changes in market risk during the quarter ended March 31, 2025.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that the information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company designed its disclosure controls with the objective of ensuring the Company accumulates and communicates this information to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the Company's evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company's internal control performed during the fiscal year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in routine claims-related legal actions arising in the ordinary course of business. The Company accrues amounts resulting from claims-related legal actions in unpaid losses and loss adjustment expenses during the period that the Company determines an unfavorable outcome becomes probable and we can estimate the amounts. Management makes revisions to the Company's estimates based on its analysis of subsequent information that the Company receives regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation.

On October 20, 2023, the Company received notice that the Department of Financial Services filed a notice of claim and demand for tender of insurance policy limits under the Company's director and officer insurance to carriers participating in its director and officer’s insurance program (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPCs insolvency and demands immediate tender of the Company's director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to our indemnification obligation, during 2023 the Company accrued the policy retention amount of $1,500,000. This claim remains open as of March 31, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company did not sell any unregistered equity securities or repurchase any of its equity securities.

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

AMERICAN COASTAL INSURANCE CORPORATION

May 8, 2025	By:	/s/ B. Bradford Martz
B. Bradford Martz, President & Chief Executive Officer (principal executive officer and duly authorized officer)

May 8, 2025	By:	/s/ Svetlana Castle
Svetlana Castle, Chief Financial Officer (principal financial officer and principal accounting officer)