Form 10-Q
period 2025-06-30
AMERICAN COASTAL INSURANCE Corp
filed 2025-08-07
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of August 4, 2025, 48,765,302 shares of common stock, par value $0.0001 per share, were outstanding.

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
•
the regulatory, economic and weather conditions present in Florida the state in which we write business;
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
•
risks and uncertainties relating to our mergers, dispositions and other strategic transactions;
•
risks associated with investments in which we share ownership or management with third parties;
•
our ability to generate sufficient cash to service all of our indebtedness and comply with covenants and other requirements related to our indebtedness;
•
our ability to maintain our market share;
•
changes in the regulatory environment present in the states in which we operate;
•
the impact of new federal or state regulations that affect the insurance industry;
•
the cost, viability and availability of reinsurance;
•
our ability to collect from our reinsurers or others on our reinsurance claims;
•
our ability to accurately price risks we underwrite and apply loss limitation methods;
•
our ability to pay claims accurately and timely;
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
•
our ability to meet the standards for continued listing on Nasdaq;
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

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $259,847 and $295,547, respectively)	$248,944	$281,001
Equity securities	40,502	36,794
Other investments (amortized cost of $29,037 and $22,969, respectively)	29,585	23,623
Total investments	$319,031	$341,418
Cash and cash equivalents	315,485	137,036
Restricted cash	91,727	62,357
Total cash, cash equivalents and restricted cash	$407,212	$199,393
Accrued investment income	3,347	2,964
Property and equipment, net	3,745	5,736
Premiums receivable, net (credit allowance of $0 and $26, respectively)	53,504	46,564
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $44 and $75, respectively)	169,622	263,419
Ceded unearned premiums	256,772	160,893
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	58,008	40,282
Intangible assets, net	4,689	5,908
Other assets	11,459	16,816
Assets held for sale	—	73,243
Total Assets	$1,346,865	$1,216,112
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$219,242	$322,087
Unearned premiums	383,991	285,354
Reinsurance payable on premiums	226,856	83,130
Accounts payable and accrued expenses	65,355	86,140
Operating lease liability	3,248	3,323
Notes payable, net	149,187	149,020
Other liabilities	6,686	1,456
Liabilities held for sale	—	49,942
Total Liabilities	$1,054,565	$980,452
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,958,805 and 48,417,045 issued, respectively; 48,746,722 and 48,204,962 outstanding, respectively	5	5
Additional paid-in capital	439,502	436,524
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(9,794)	(15,666)
Retained earnings (deficit)	(136,982)	(184,772)
Total Stockholders' Equity	$292,300	$235,660
Total Liabilities and Stockholders' Equity	$1,346,865	$1,216,112

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUE:
Gross premiums written	$228,346	$229,449	$426,198	$414,050
Change in gross unearned premiums	(62,886)	(73,999)	(98,637)	(98,330)
Gross premiums earned	165,460	155,450	327,561	315,720
Ceded premiums earned	(87,017)	(92,069)	(180,846)	(189,708)
Net premiums earned	78,443	63,381	146,715	126,012
Net investment income	5,793	5,347	10,304	9,364
Net realized investment gains (losses)	—	(121)	1,382	(121)
Net unrealized gains (losses) on equity securities	2,231	49	268	(1)
Total revenue	86,467	68,656	158,669	135,254
EXPENSES:
Losses and loss adjustment expenses	15,540	15,277	26,929	27,751
Policy acquisition costs	24,257	13,939	47,723	23,534
General and administrative expenses	7,778	11,938	17,284	23,190
Interest expense	2,719	3,426	5,436	6,145
Total expenses	50,294	44,580	97,372	80,620
Income before other income	36,173	24,076	61,297	54,634
Other income	1,379	811	2,449	1,621
Income before income taxes	37,552	24,887	63,746	56,255
Provision for income taxes	9,515	5,814	15,998	13,473
Income from continuing operations, net of tax	$28,037	$19,073	$47,748	$42,782
Income (loss) from discontinued operations, net of tax	(1,595)	(19)	42	(129)
Net income	$26,442	$19,054	$47,790	$42,653
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	3,042	73	7,254	(125)
Reclassification adjustment for net realized investment losses (gains)	—	121	(1,382)	121
Total comprehensive income	$29,484	$19,248	$53,662	$42,649

Weighted average shares outstanding
Basic	48,434,446	47,821,115	48,285,665	47,572,236
Diluted	49,636,088	49,398,463	49,556,882	49,162,233

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.58	$0.40	$0.99	$0.90
Discontinued operations	(0.03)	—	—	—
Total	$0.55	$0.40	$0.99	$0.90
Diluted
Continuing operations	$0.56	$0.39	$0.96	$0.87
Discontinued operations	(0.03)	—	—	—
Total	$0.53	$0.39	$0.96	$0.87

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended

(Unaudited)

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
March 31, 2024	47,799,465	$5	$435,543	$(431)	$(17,335)	$(213,790)	$203,992
Net income	—	—	—	—	—	19,054	19,054
Other comprehensive income, net	—	—	—	—	194	—	194
Stock compensation	297,905	—	780	—	—	—	780
Issuance of common stock, including exercise of stock options	35,000	—	60	—	—	—	60
Impact of deconsolidation of discontinued operations	—	—	—	—	(2,008)	1,001	(1,007)
June 30, 2024	48,132,370	$5	$436,383	$(431)	$(19,149)	$(193,735)	$223,073

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
March 31, 2025	48,308,466	$5	$437,566	$(431)	$(12,836)	$(163,424)	$260,880
Net income	—	—	—	—	—	26,442	26,442
Other comprehensive income, net	—	—	—	—	3,042	—	3,042
Stock compensation	297,951	—	1,471	—	—	—	1,471
Issuance of common stock, including exercise of stock options	140,305	—	465	—	—	—	465
June 30, 2025	48,746,722	$5	$439,502	$(431)	$(9,794)	$(136,982)	$292,300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended

(Unaudited)

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2023	46,777,006	$5	$423,717	$(431)	$(17,137)	$(237,389)	$168,765
Net income	—	—	—	—	—	42,653	42,653
Other comprehensive loss, net	—	—	—	—	(4)	—	(4)
Stock compensation	320,364	—	1,208	—	—	—	1,208
Issuance of common stock, including exercise of stock options	1,035,000	—	11,458	—	—	—	11,458
Impact of deconsolidation of discontinued operations	—	—	—	—	(2,008)	1,001	(1,007)
June 30, 2024	48,132,370	$5	$436,383	$(431)	$(19,149)	$(193,735)	$223,073

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2024	48,204,962	$5	$436,524	$(431)	$(15,666)	$(184,772)	$235,660
Net income	—	—	—	—	—	47,790	47,790
Other comprehensive income, net	—	—	—	—	5,872	—	5,872
Stock compensation	301,314	—	2,204	—	—	—	2,204
Issuance of common stock, including exercise of stock options	240,446	—	774	—	—	—	774
June 30, 2025	48,746,722	$5	$439,502	$(431)	$(9,794)	$(136,982)	$292,300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$47,790	$42,653
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,413	4,115
Bond amortization and accretion	346	405
Net realized losses on investments	413	175
Net unrealized losses (gains) on equity securities	(268)	1
Provision for uncollectable premiums	(26)	—
Provision for uncollectable reinsurance recoverables	(31)	46
Deferred income taxes, net	8,870	(4,769)
Stock based compensation	2,204	1,208
Fixed asset disposal	60	129
Loss on sale of subsidiary	328	—
Gain on disposition of former subsidiary	—	(1,007)
Changes in operating assets and liabilities:
Accrued investment income	(363)	(2,955)
Premiums receivable	(8,482)	(7,178)
Reinsurance recoverable on paid and unpaid losses	93,822	134,331
Ceded unearned premiums	(93,808)	(109,130)
Deferred policy acquisition costs, net	(18,540)	(29,937)
Other assets	2,102	26,372
Unpaid losses and loss adjustment expenses	(102,953)	(137,873)
Unearned premiums	101,973	99,880
Reinsurance payable on premiums	139,759	233,259
Accounts payable and accrued expenses	(21,742)	668
Operating lease liability	(79)	(689)
Other liabilities	(396)	1,182
Net cash provided by operating activities	$154,392	$250,886
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	55,868	7,283
Equity securities	9,998	—
Other investments	20,566	7,088
Purchases of:
Fixed maturities	(22,638)	(130,121)
Equity securities	(12,023)	(14,995)
Other investments	(26,414)	(22,069)
Cost of property, equipment and capitalized software acquired	(96)	—
Net proceeds from sale of former subsidiary	4,495	—
Net cash provided by (used in) investing activities	$29,756	$(152,814)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, including exercise of stock options	774	11,458
Net cash provided by financing activities	$774	$11,458
Increase in cash, cash equivalents and restricted cash, including cash classified as assets held for sale	184,922	109,530
Cash, cash equivalents and restricted cash at beginning of period	222,290	171,832
Cash, cash equivalents and restricted at end of period	$407,212	$281,362
Supplemental Cash Flows Information
Interest paid	$5,438	$5,438
Income taxes refunded	$(1,023)	$(6,564)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

1)
ORGANIZATION, CONSOLIDATION AND PRESENTATION
(a)
Business

American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a property and casualty insurance holding company that sources, writes and services residential commercial and casualty insurance policies using a network of agents and a wholly-owned insurance subsidiary, American Coastal Insurance Company (AmCoastal), acquired via merger on April 3, 2017. The Company also previously wrote insurance through Interboro Insurance Company (IIC); however, on April 1, 2025, the Company completed the sale of IIC. The details of this transaction are described below.

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

The Company's primary product is commercial residential property insurance in Florida. As a result of the Sale Agreement described above and the resulting classification of IIC as discontinued operations, the remaining activity captured within continuing operations supports only the Company's commercial residential insurance offerings. Given this fact pattern, the Company conducts operations under one reportable segment. The Company's chief operating decision maker (CODM) is its President and Chief Executive Officer (CEO).

(b)
Consolidation and Presentation

The Company prepares its unaudited condensed consolidated interim financial statements in conformity with GAAP. The Company has condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. The Company includes all of its subsidiaries in its consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 4, the Company's former subsidiary, IIC, qualified as discontinued operations. The Company's unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with the Company's consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

June 30, 2025

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

As described above, as a result of the sale of IIC, the Company discloses one reportable operating segment, which consists of its commercial lines business.

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

(b) Pending Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 2024-40): Disaggregation of Income Statement Expenses. This update requires disaggregated disclosure of income statement expenses for entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is assessing the impact of this new accounting standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This update amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has assessed the impact of this new accounting standard and intends to adopt the annual disclosure requirements in its 2025 Annual Report on Form 10-K. The Company does not believe this will have a material impact on its consolidated financial statements and related disclosures.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

3)
DISAGGREGATION OF RELEVANT EXPENSE CAPTIONS

The Company presents its expenses in four major captions: loss and loss adjustment expenses, policy acquisition costs, general and administrative expenses and interest expense. The Company has presented the disaggregation of its general and administrative expenses below for the three and six months ended June 30, 2025 and 2024 to enhance disclosure regarding its recast general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and Administrative Expenses
Employee compensation(1)	$1,934	$4,174	$4,758	$7,504
Depreciation and amortization	1,081	1,337	2,193	2,693
Association fees	932	826	2,017	1,837
Software & equipment costs	874	926	1,832	1,966
Professional services	735	1,047	1,659	2,237
Intangible asset amortization	610	609	1,219	1,421
Audit fees	241	849	662	1,512
Liability insurance	371	471	746	1,032
Legal fees	141	1,093	376	1,487
Operating lease expense	108	(36)	225	44
Provision for (reversal of) expected credit losses	(43)	(14)	(57)	(46)
Other general and administrative(2)	794	656	1,654	1,503
Total general and administrative expenses	$7,778	$11,938	$17,284	$23,190

(1) For the three and six months ended June 30, 2025 and 2024, employee compensation includes $2.9 million and $4.5 million, respectively, in one-time employee retention tax credit refunds.

(2) For the three and six months ended June 30, 2025 and 2024, other general and administrative expenses were comprised primarily of regulatory fees, franchise fees, and overhead such as office utilities.

4)
DISCONTINUED OPERATIONS

On May 9, 2024, the Company entered into the Sale Agreement with Forza in which ACIC agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of IIC. Forza’s application to acquire IIC was approved by the NYDFS on February 13, 2025 and the sale closed on April 1, 2025. The Company received cash proceeds totaling $25,679,000 from the sale resulting in a loss on disposal of $247,000, net of tax impact. The Company also recognized a $1,348,000 loss, net of tax impact, on IIC's fixed maturity portfolio, which was included in accumulated other comprehensive loss on the Company's Consolidated Balance Sheet prior to the sale. The total tax benefit related to the sale and realized loss on fixed maturity portfolio was $528,000.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The results from IIC's discontinued operations for the three and six months ended June 30, 2025 and 2024 are presented below.

IIC Results from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025 (2)	2024	2025	2024
REVENUE:
Gross premiums written	$—	$6,002	$13,120	$18,859
Change in gross unearned premiums	—	2,756	(3,336)	(1,549)
Gross premiums earned	—	8,758	9,784	17,310
Ceded premiums earned	—	(2,316)	(2,528)	(4,769)
Net premiums earned	—	6,442	7,256	12,541
Net investment income	—	533	538	1,024
Net realized investment losses	—	(53)	(2)	(53)
Other revenue	—	15	16	31
Total revenue	—	6,937	7,808	13,543
EXPENSES:
Losses and loss adjustment expenses	—	5,887	3,179	9,319
Policy acquisition costs	—	1,984	1,906	4,182
General and administrative expenses	—	425	546	1,555
Total expenses	—	8,296	5,631	15,056
Income (loss) before income taxes	—	(1,359)	2,177	(1,513)
Provision (benefit) for income taxes(1)	—	(1,340)	540	(1,384)
Income (loss) from discontinued operations, net of tax	$—	$(19)	$1,637	$(129)

(1) Includes $1,007,000 in tax benefit related to discontinued operations outside of IIC stand-alone results for the three and six months ended June 30, 2024.

(2) Excludes loss on sale and realization of unrealized losses on fixed maturity portfolio, the details of which are described above and are not operational results related to IIC.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The major classes of IIC assets and liabilities transferred as a result of the sale as of the date of sale and December 31, 2024 are presented below.

IIC Major Classes of Assets and Liabilities Sold and Disposed

	April 1, 2025	December 31, 2024
ASSETS
Fixed maturities, available-for-sale	$40,925	$38,523
Other investments	988	978
Cash and cash equivalents	21,206	22,897
Accrued investment income	297	317
Premiums receivable, net	3,174	1,606
Reinsurance recoverable on paid and unpaid losses, net	265	259
Ceded unearned premiums	2,004	4,075
Deferred policy acquisition costs, net	4,462	3,647
Intangible assets, net	775	775
Other assets	488	166
Total assets	$74,584	$73,243

LIABILITIES
Unpaid losses and loss adjustment expenses	$21,391	$21,499
Unearned premiums	23,574	20,238
Reinsurance payable on premiums	—	3,966
Payments outstanding	2,223	3,091
Accounts payable and accrued expenses	101	1,058
Operating lease liability	65	69
Other liabilities	1,402	21
Total liabilities	$48,756	$49,942

During the first quarter of 2024, due to a change in circumstances, the Company evaluated its capitalized software, previously classified as held for disposal at December 31, 2023. As a result of this evaluation, it was determined that the use case of the software by the Company shifted. The Company reclassified this asset and the associated amortization expense in 2024 in accordance with GAAP guidance, resulting in amortization expense for the capitalized software being captured in continuing operations prospectively. The value of this capitalized software at the time of reclassification was $8,095,000. There were no other non-cash transactions during the six months ended June 30, 2025 and 2024.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

5)
INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at June 30, 2025 and December 31, 2024:

	Cost or Adjusted/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
U.S. government and agency securities	$109,057	$533	$—	$109,590
Corporate securities	70,860	88	4,656	66,292
Mortgage-backed securities	36,145	19	4,597	31,567
States, municipalities and political subdivisions	23,120	32	1,443	21,709
Asset-backed securities	13,555	33	697	12,891
Public utilities	6,514	26	242	6,298
Foreign government	596	2	1	597
Total fixed maturities	$259,847	$733	$11,636	$248,944

December 31, 2024
U.S. government and agency securities	$154,096	$589	$25	$154,660
Corporate securities	68,024	6	6,495	61,535
Mortgage-backed securities	35,895	—	5,433	30,462
States, municipalities and political subdivisions	19,104	—	1,907	17,197
Asset-backed securities	12,341	1	906	11,436
Public utilities	5,651	—	367	5,284
Foreign government	436	—	9	427
Total fixed maturities	$295,547	$596	$15,142	$281,001

Equity securities are summarized as follows:

	June 30, 2025		December 31, 2024
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$35,480	87.6%	$31,818	86.5%
Other common stocks	5,022	12.4	4,976	13.5
Total equity securities	$40,502	100.0%	$36,794	100.0%

When the Company sells investments, the Company calculates the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

the security sold using the specific-identification method. The following table details the Company's realized gains (losses) by major investment category for the three and six months ended June 30, 2025 and 2024, respectively:

	2025		2024
	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)
Three Months Ended June 30,
Fixed maturities	$—	$45,369	$—	$2,083
Equity securities	—	—	—	—
Short-term investments	—	20,350	—	—
Other investments	—	—	—	—
Total realized gains	—	65,719	—	2,083
Fixed maturities	—	—	(121)	381
Equity securities	—	—	—	—
Short-term investments	—	—	—	4,999
Other investments	—	—	—	—
Total realized losses	—	—	(121)	5,380
Net realized investment gains (losses)	$—	$65,719	$(121)	$7,463
Six Months Ended June 30,
Fixed maturities	$2	$51,680	$—	$3,077
Equity securities	1,383	9,998	—	—
Short-term investments	—	20,499	—	—
Other investments	—	—	—	2,000
Total realized gains	1,385	82,177	—	5,077
Fixed maturities	(3)	1,000	(121)	381
Equity securities	—	—	—	—
Short-term investments	—	—	—	4,999
Other investments	—	—	—	—
Total realized losses	(3)	1,000	(121)	5,380
Net realized investment gains (losses)	$1,382	$83,177	$(121)	$10,457

(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes the Company's fixed maturities at June 30, 2025 by contractual maturity period. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	June 30, 2025
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$76,577	29.5%	$76,651	30.8%
Due after one year through five years	107,722	41.4	105,214	42.2
Due after five years through ten years	22,570	8.7	19,891	8.0
Due after ten years	3,278	1.3	2,730	1.1
Asset and mortgage-backed securities	49,700	19.1	44,458	17.9
Total	$259,847	100.0%	$248,944	100.0%

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The following table summarizes net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturities	$2,671	$1,040	$5,317	$1,986
Equity securities	205	52	335	65
Cash and cash equivalents	2,531	4,146	4,085	7,096
Other investments	466	140	736	295
Investment income	5,873	5,378	10,473	9,442
Investment expenses	(80)	(31)	(169)	(78)
Net investment income	$5,793	$5,347	$10,304	$9,364

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

During the three and six months ended June 30, 2025, the Company determined that none of its fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at June 30, 2025. The issuers of the Company's debt security investments continue to make interest payments on a timely basis. The Company does not intend to sell, nor is it likely that it would be required to sell the debt securities before it recovers the amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The following table presents an aging of the Company's unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2025
U.S. government and agency securities	2	$—	$3,998	—	$—	$—
Corporate securities	27	65	9,522	74	4,591	44,573
Mortgage-backed securities	5	9	1,564	58	4,588	27,176
States, municipalities and political subdivisions	8	10	2,344	26	1,433	15,449
Asset-backed securities	3	4	594	21	693	6,920
Public utilities	2	6	523	5	236	3,168
Foreign governments	1	1	430	—	—	—
Total fixed maturities	48	$95	$18,975	184	$11,541	$97,286

December 31, 2024
U.S. government and agency securities	2	$25	$5,878	—	$—	$—
Corporate securities	42	300	14,559	80	6,195	45,702
Mortgage-backed securities	4	26	1,244	61	5,407	29,218
States, municipalities and political subdivisions	4	25	1,330	27	1,882	15,868
Asset-backed securities	6	21	2,104	22	885	7,977
Public utilities	6	37	1,937	6	330	3,347
Foreign governments	1	9	427	—	—	—
Total fixed maturities	65	$443	$27,479	196	$14,699	$102,112

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The Company estimates the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, the Company uses a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. The Company's estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2025 and December 31, 2024. Changes in interest rates subsequent to June 30, 2025 may affect the fair value of the Company's investments.

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

Any change in the estimated fair value of the Company's fixed-income securities would impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive income (loss) on its Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The following table presents the fair value of the Company's financial instruments measured on a recurring basis by level at June 30, 2025 and December 31, 2024, respectively:

	Total	Level 1	Level 2	Level 3
June 30, 2025
U.S. government and agency securities	$109,590	$—	$109,590	$—
Corporate securities	66,292	—	66,292	—
Mortgage-backed securities	31,567	—	31,567	—
States, municipalities and political subdivisions	21,709	—	21,709	—
Asset-backed securities	12,891	—	12,891	—
Public utilities	6,298	—	6,298	—
Foreign government	597	—	597	—
Total fixed maturities	248,944	—	248,944	—
Mutual funds	35,480	35,480	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	35,480	35,480	—	—
Other investments (2)	20,364	—	20,364	—
Total investments	$304,788	$35,480	$269,308	$—

December 31, 2024
U.S. government and agency securities	$154,660	$—	$154,660	$—
Corporate securities	61,535	—	61,535	—
Mortgage-backed securities	30,462	—	30,462	—
States, municipalities and political subdivisions	17,197	—	17,197	—
Asset-backed securities	11,436	—	11,436	—
Public utilities	5,284	—	5,284	—
Foreign government	427	—	427	—
Total fixed maturities	281,001	—	281,001	—
Mutual Funds	31,818	31,818	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	31,818	31,818	—	—
Other investments (2)	20,494	—	20,494	—
Total investments	$333,313	$31,818	$301,495	$—

(1) Other common stocks in the fair value hierarchy exclude common stock interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

(2) Other investments included in the fair value hierarchy exclude these limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at June 30, 2025 and December 31, 2024.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2025 and December 31, 2024 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the Company's senior notes approximate fair value as the interest rates and terms are variable.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The Company is responsible for the determination of fair value and the supporting assumptions and methodologies. The Company has implemented a system of processes and controls designed to provide assurance that its assets and liabilities are appropriately valued. For fair values received from third parties, the Company's processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.

At the end of each quarter, the Company determines whether it needs to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, the Company reports the transfer as of the end of the quarter. During the quarter ended June 30, 2025, the Company transferred no investments between levels.

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

The information presented in the table below is as of June 30, 2025 and December 31, 2024:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2025
Limited partnership investments (1)	$2,680	$541	$—	$3,221
Surplus note (1)	6,000	—	—	6,000
Short-term investments	20,357	7	—	20,364
Total other investments	$29,037	$548	$—	$29,585

December 31, 2024
Limited partnership investments (1)	$2,556	$573	$—	$3,129
Short-term investments	20,413	81	—	20,494
Total other investments	$22,969	$654	$—	$23,623

(1)Distributions will be generated from operating income, from investment gains, from underlying investments of funds, and from liquidation of the underlying assets of the funds. The Company estimates that the underlying assets of the funds will be liquidated over the next few months to five years.

Restricted Cash

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. The Company also uses trust funds in certain reinsurance transactions.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The following table presents the components of restricted assets:

	June 30, 2025	December 31, 2024
Trust funds	$91,377	$62,013
Cash on deposit (regulatory deposits)	350	344
Total restricted cash	$91,727	$62,357

6)
EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to ACIC common stockholders	$26,442	$19,054	$47,790	$42,653

Denominator:
Weighted-average shares outstanding	48,434,446	47,821,115	48,285,665	47,572,236
Effect of dilutive securities	1,201,642	1,577,348	1,271,217	1,589,997
Weighted-average diluted shares	49,636,088	49,398,463	49,556,882	49,162,233

Earnings available to ACIC common stockholders per share
Basic	$0.55	$0.40	$0.99	$0.90
Diluted	$0.53	$0.39	$0.96	$0.87

See Note 17 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

7)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
Computer hardware and software	$12,094	$13,967
Office furniture and equipment	377	394
Leasehold improvements	96	—
Total, at cost	12,567	14,361
Less: accumulated depreciation and amortization	(8,822)	(8,625)
Property and equipment, net	$3,745	$5,736

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Depreciation and amortization expense under property and equipment was $998,000 and $2,027,000 for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense under property and equipment was $1,253,000 and $2,526,000 for the three and six months ended June 30, 2024, respectively. During the first quarter of 2024, the Company moved capitalized software from discontinued operations to continuing operations to align with the Company's use of the system in the current year. Please see Note 4 for more detail.

During the six months ended June 30, 2025, the Company disposed of computer hardware, software, and equipment totaling $1,890,000. The accumulated depreciation on these systems totaled $1,830,000 at the time of disposal. During the year ended December 31, 2024, the Company disposed of computer hardware and software totaling $1,018,000. The accumulated depreciation on these systems totaled $953,000 at the time of disposal. The Company disposed of office furniture totaling $167,000 during the period. Accumulated depreciation at the time of this disposal totaled $163,000. In addition, the Company disposed of leasehold improvements totaling $311,000 during the period. Accumulated depreciation at the time of this disposal totaled $232,000. Finally, the Company impaired software totaling $1,035,000, due to lower expected cash flows over the remaining life of the software.

8)
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at June 30, 2025 and December 31, 2024 was $59,476,000.

There was no goodwill acquired, disposed of or impaired during the six months ended June 30, 2025 and 2024.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on the Company's Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Intangible assets subject to amortization	$4,266	$5,485
Indefinite-lived intangible assets(1)	423	423
Total	$4,689	$5,908

(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization and not fully amortized consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2025
Agency agreements acquired	1.8	$34,661	$(30,395)	$4,266

December 31, 2024
Agency agreements acquired	2.3	$34,661	$(29,176)	$5,485

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the six months ended June 30, 2025 and 2024.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Amortization expense of the Company's intangible assets was $610,000 and $609,000 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense of the Company's intangible assets was $1,219,000 and $1,421,000 for the six months ended June 30, 2025 and 2024, respectively. Estimated amortization expense of the Company's intangible assets to be recognized by the Company during the remainder of 2025 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2025	$1,219
2026	2,438
2027	609
2028	—
2029	—
2030	—

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

The Company's catastrophe reinsurance coverage consists of two separate placements:

1.
AmCoastal’s core catastrophe reinsurance program, including catastrophe bonds (effective April 2024 and December 2024), in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms; and
2.
AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes;

This reinsurance protection is an essential part of the Company's catastrophe risk management strategy. It is intended to provide stockholders with an acceptable return on the risks assumed by its insurance entity, and to reduce the variability of earnings, while providing surplus protection. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the Company's primary liability. In the event one or more of the Company's reinsurers fail to fulfill their obligation, the surplus of the Company's statutory entity may decline, and the Company may not be able to fulfill its obligation to policyholders, or the Company may not be able to maintain compliance with various regulatory financial requirements. Additionally, the Company faces the risk that actual losses incurred from one or more catastrophic events may be above the modeled expected loss, resulting in losses exceeding its reinsurance coverage, which may result in a decline in surplus, and as a result the Company may not be able to fulfill its obligations to policyholders, or the Company may not be able to maintain compliance with various regulatory financial requirements. The details of the Company's programs and the likelihood of a catastrophic event exceeding these two coverages are outlined below.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,330,000,000 for a first occurrence and $1,676,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $29,750,000 ($14,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $15,750,000 (retained separately by the Company's captive). The Company has purchased second and third event retrocession coverage, reducing its second event GAAP retention to $18,500,000 ($14,000,000 STAT retained by AmCoastal, $4,500,000 retained separately by the Company's captive) and third event GAAP retention to $3,750,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-201-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by equally blending the AIR 10, AIR 11.5, RMS 22, and RMS 23 catastrophe models using long-term catalogs including demand surge and based on projected total insured value at September 30, 2025 of $60 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%.

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

In addition to the programs described above, AmCoastal purchased a new catastrophe aggregate excess of loss agreement (the “CAT Agg” agreement) to mitigate the Company's catastrophe frequency risk. This agreement provides coverage for in-force, new and renewal business. Effective January 1, 2025, the new CAT Agg agreement provides $40,000,000 of aggregate limit (with a $20,000,000 per occurrence cap) in excess of zero after the $40,000,000 annual aggregate deductible has been met. The CAT Agg agreement limits the Company’s losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2025.

Effective December 15, 2023, the Company agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of the Company's other private reinsurers. This transaction resulted in a reduction in expense of approximately $6,300,000 and $15,700,000 during the three and six months ended June 30, 2024, respectively.

Where management thinks prudent, particularly where premium rates are high relative to the risk, the Company retains risk whereby AmCoastal purchases reinsurance from Shoreline Re, the Company's captive reinsurance entity. Shoreline Re participates on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, Shoreline Re participates in a 45% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred. The table below outlines the participation of Shoreline Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
Quota Share Agreement	06/01/2025 - 06/01/2026	45% (2)	$33,346,000	(3)
All Other Perils Catastrophe	01/01/2025 -
Excess of Loss Agreement	12/31/2025	$1,296,000	2,304,000
All Other Perils Catastrophe	01/01/2024 -
Excess of Loss Agreement	01/01/2025	—	4,500,000	(4)
Excess Per Risk Agreement	02/01/2024 - 02/01/2025	1,867,000	633,000
Quota Share Agreement (5)	06/01/2024 - 06/01/2026	30% (2)	$4,200,000	(6)

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

(3) Net premiums earned based on estimated subject premiums at 06/01/2025.

(4) This treaty was amended on June 1, 2025 to include reinstatement, resulting in additional premium and aggregate losses.

(5) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

(6) Net premiums earned based on estimated subject premiums at 06/01/2024.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The table below outlines the Company's external quota share agreements in effect for the six months ended June 30, 2025 and 2024.

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

(2) The cession rate of this treaty is reduced from 20% to 15% effective 06/01/2025 - 06/01/2026.

Reinsurance recoverable at the balance sheet dates consists of the following:

	June 30, 2025	December 31, 2024
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$156,935	$249,276
Reinsurance recoverable on paid losses and loss adjustment expenses	12,687	14,143
Reinsurance recoverable(1)	$169,622	$263,419

(1) The Company's reinsurance recoverable balance is net of its allowance for expected credit losses. More information related to this allowance can be found in Note 13.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

10)
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

The Company determines its reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported ("IBNR") claims as of the balance sheet date.

The table below shows the analysis of the Company's reserve for unpaid losses for the six months ended June 30, 2025 and 2024 on a GAAP basis:

	2025	2024
Balance at January 1	$322,087	$347,738
Less: reinsurance recoverable on unpaid losses	249,276	271,736
Net balance at January 1	72,811	76,002

Incurred related to:
Current year	30,398	28,773
Prior years	(3,469)	(1,022)
Total incurred	26,929	27,751
Paid related to:
Current year	22,781	23,520
Prior years	14,652	21,407
Total paid	37,433	44,927

Net balance at June 30	62,307	58,826
Plus: reinsurance recoverable on unpaid losses	156,935	152,607
Balance at June 30	219,242	211,433

Composition of reserve for unpaid losses and LAE:
Case reserves	37,258	73,261
IBNR reserves	181,984	138,172
Balance at June 30	$219,242	$211,433

Based upon the Company's internal analysis and the Company's review of the annual statement of actuarial opinion provided by its actuarial consultants at December 31, 2024, the Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected in the table above, the Company had favorable development in the first half of 2025 and 2024 related to prior year losses. This development came as a result of re-estimating ultimate losses in 2025 and 2024 based on historical loss trends. The prior year loss payments made by the Company during the six months ended June 30, 2025 were lower than the loss payments made during the six months ended June 30, 2024, driven by decreased catastrophe and non-catastrophe loss payments. The current year loss payments made by the Company during the six months ended June 30, 2025 and June 30, 2024 remained relatively flat. Case reserves on unpaid losses also decreased when compared to the prior period as a result of the continued settlement of prior year claims, offset by increases to IBNR reserves as a result of Hurricane Milton which made landfall in the fourth quarter of 2024. Reinsurance recoverable remained relatively flat year over year.

11)
LONG-TERM DEBT

Senior Notes Payable

On December 13, 2017, the Company issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. The Company may redeem the Senior Notes at its option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

of principal and interest thereon from the date of redemption to the date that is three months prior to maturity, plus accrued and unpaid interest thereon. On or after that date, the Company may redeem the Senior Notes at par, plus accrued and unpaid interest thereon. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of the Company's issuer and debt ratings from BBB- to BB+. As a result, pursuant to the Company's agreement, the interest rate of its Senior Notes increased from 6.25% to 7.25%. If the Company's rating is upgraded, the interest rate will decrease to 6.25%. On July 21, 2025, the Company's rating was upgraded, please see Note 18 for more information.

Financial Covenants

The Company's Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. These covenants are evaluated at the end of each calendar year, and at December 31, 2024, while the Company's leverage ratio was greater than the allowed ratio above, the Company did not incur any additional indebtedness during the period and as a result, the Company was in compliance with the covenants in the Senior Notes.

Debt Issuance Costs

The table below presents the roll forward of the Company's debt issuance costs paid, in conjunction with the debt instruments described above, during the six months ended June 30, 2025 and 2024:

	2025	2024
Balance at January 1,	$980	$1,312
Amortization	(167)	(166)
Balance at June 30,	$813	$1,146

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

On October 20, 2023, the Company received notice that the Florida Department of Financial Services ("DFS") filed a notice of claim and demand for tender of policy limits under the Company's director and officer insurance policy (the "Claim"). The Claim alleges that former officers and directors of United Property & Casualty Insurance Company ("UPC") were involved in wrongful acts that resulted in UPC's insolvency. The Claim demands immediate tender of the Company's director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to the Company's indemnification obligation, during 2023, the Company accrued the policy retention amount of $1,500,000. This claim remains open as of June 30, 2025.

Commitments to fund partnership investments

The Company has fully funded one limited partnership investment and partially funded two additional limited partnership investments. The amount of unfunded commitments was $2,300,000 and $1,400,000 at June 30, 2025 and December 31, 2024, respectively.

Leases

The Company, as a lessee, has entered into leases of commercial office space of various term lengths. In addition to office space, the Company leases office equipment under operating leases.

The classification of operating and lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	June 30, 2025	December 31, 2024
Assets
Operating lease assets	Other assets	$3,078	$3,209

Liabilities
Operating lease liabilities	Operating lease liability	$3,248	$3,323

The components of lease expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$108	$(36)	$225	$44

At June 30, 2025, future minimum gross lease payments relating to these non-cancellable operating lease agreements were as follows:

Estimated Remaining Payments
Remaining in 2025	$203
2026	398
2027	407
2028	419
2029	432
Thereafter	2,444
Total undiscounted future minimum lease payments	4,303
Less: Imputed interest	(1,055)
Present value of lease liabilities	$3,248

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (months)	116	121
Weighted average discount rate	5.64%	5.64%

There were no other cash or non-cash related activities during the six months ended June 30, 2025 and 2024.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

Subleases

The Company previously leased and occupied office space in which it no longer operates. Effective October 1, 2022, this office space was subleased to a third-party. The sublease was effective from October 1, 2022 through July 31, 2025, with no option to extend. However, on February 29, 2024, this sublease was cancelled as a part of an agreement to terminate the original lease associated with the office space. During the six months ended June 30, 2024, the Company recognized $33,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, the Company evaluated its eligibility and filed for a $10,161,000 refund in connection with its Employee Retention Tax Credit for the tax year ended December 31, 2021. During the three and six months ended June 30, 2025 the Company received refunds of $2,939,000 and $4,469,000, respectively, that were outstanding as of December 31, 2024. These were recorded as a contra-expense to payroll tax in the periods received. With these receipts, as of June 30, 2025, the Company has received all requested funds from the Internal Revenue Service related to this refund and no longer has an unrecorded gain contingency related to this balance.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with the Company's former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, the Company has not received data related to UPC losses that could unfavorably shift AmCoastal’s commission related to these contracts. In addition, the Company cannot reasonably determine how this shift will be allocated between the contracted parties. Until the Company receives this loss data and provides the updated calculations to both the Company's reinsurance partners and the DFS, as receiver of UPC, the Company is unable to estimate the impact; however, the Company believes a loss contingency related to these commissions may exist as of June 30, 2025.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The following tables summarize the Company's allowance for expected credit losses by pooled asset for the six months ended June 30, 2025 and 2024, respectively:

June 30, 2025	December 31, 2024	Provision for (reversal of) expected credit losses	Write-offs	June 30, 2025
Premiums Receivable	$26	$(23)	$(3)	$—
Reinsurance Recoverables	75	(31)	—	44
Total	$101	$(54)	$(3)	$44

June 30, 2024	December 31, 2023	Provision for (reversal of) expected credit losses	Write-offs	June 30, 2024
Premiums Receivable	$49	$—	$—	$49
Reinsurance Recoverables	97	(46)	—	51
Total	$146	$(46)	$—	$100

As of June 30, 2025 and 2024, the Company had no allowance for expected credit losses related to its investment holdings.

14)
STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as the Company's insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled and operates in Florida and at June 30, 2025, and during the six months then ended, met all regulatory requirements of the state.

During 2023, the Company received a multi-year Emergency Assessment notice from the Florida Insurance Guaranty Association ("FIGA"). This assessment will be 1.0% on direct written premiums of all covered lines of business in Florida beginning October 1, 2023 through September 30, 2025 to cover the cost of insurance companies facing insolvency.

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

The Company's insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income for the three and six months ended June 30, 2025 and 2024 for AmCoastal.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$18,219	$17,011	$36,511	$41,940

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The Company's insurance subsidiary must maintain capital and surplus ratios or balances as determined by the regulatory authority of the state in which it is domiciled. At June 30, 2025, the Company met these requirements. The table below details the amount of surplus as regards policyholders for AmCoastal at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Surplus as regards policyholders	$243,788	$230,001

15)
ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company reports changes in other comprehensive income items within comprehensive income on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and includes accumulated other comprehensive income (loss) as a component of stockholders' equity on its Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount
December 31, 2024	$(16,767)	$1,101	$(15,666)
Changes in net unrealized losses on investments	7,254	(345)	6,909
Reclassification adjustment for realized gains	(1,382)	345	(1,037)
June 30, 2025	$(10,895)	$1,101	$(9,794)

(1) The Company has a valuation allowance on the tax impacts of the unrealized gains (losses) on investments resulting in the net tax (expense) benefit during the period reflecting only the realized position.

16)
STOCKHOLDERS' EQUITY

The Company's Board of Directors declared no dividends on the Company's outstanding shares of common stock to stockholders of record during the six months ended June 30, 2025 and 2024.

In July 2019, the Company's Board of Directors authorized a stock repurchase plan of up to $25,000,000 of its common stock. As of June 30, 2025, the Company has not yet repurchased any shares under this stock repurchase plan. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of June 30, 2025, 4,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

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

June 30, 2025

straight-line basis for time-based restricted stock grants and performance-based restricted stock grants. The Company records forfeitures as they occur for all stock-based compensation.

The following table presents the Company's total stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee stock-based compensation expense
Pre-tax	$1,348	$667	$1,946	$1,037
Post-tax (1)	1,065	527	1,537	819
Director stock-based compensation expense
Pre-tax	123	113	258	171
Post-tax (1)	97	89	204	135

(1) The after-tax amounts are determined using the 21% corporate federal tax rate.

The Company had approximately $5,535,000 of unrecognized stock compensation expense at June 30, 2025 related to non-vested stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 2.0 years. The Company had approximately $426,000 of unrecognized director stock-based compensation expense at June 30, 2025 related to non-vested director stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 0.9 years.

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

The Company granted 413,405 and 471,746 shares of restricted common stock during the three months ended June 30, 2025 and 2024, respectively, which had a weighted-average grant date fair value of $11.48 and $7.18, respectively. The Company granted 447,237 and 501,746 shares of restricted common stock during the six months ended June 30, 2025 and 2024, respectively, which had a weighted-average grant date fair value of $11.52 and $7.32, respectively.

The following table presents certain information related to the activity of the Company's non-vested restricted common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	606,411	$6.23
Granted	447,237	11.52
Less: Forfeited	1,009	11.59
Less: Vested	490,623	5.24
Outstanding as of June 30, 2025	562,016	$10.10

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted:

	2025	2024
Expected annual dividend yield	—%	—%
Expected volatility	88.51%	86.92%
Risk-free interest rate	3.87%	4.37%
Expected term	6 years	6 years

The expected annual dividend yield for options granted during 2025 and 2024 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

The Company granted 76,141 and 196,275 stock options for the three and six months ended June 30, 2025 and 2024, respectively, which had a weighted average grant date fair value of $11.63 and $4.82 per share, respectively.

The following table presents certain information related to the activity of the Company's stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2024	1,130,035	$4.12	7.21	$10,202,000
Granted	76,141	11.63	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	240,446	3.17	—	—
Outstanding as of June 30, 2025	965,730	$4.95	7.01	$6,284,000

Vested as of June 30, 2025 ⁽¹⁾	1,475,570	$4.24	6.53	$5,791,000
Exercisable as of June 30, 2025	799,869	$4.24	6.53	$5,791,000

(1) The vested shares are calculated based on all vested shares at June 30, 2025, inclusive of those that have since expired. The weighted average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value is calculated based on only vested shares that are outstanding and exercisable at June 30, 2025.

(2) Presented in ones.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

18)
SUBSEQUENT EVENTS

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in its financial statements.

On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA") was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cut and Jobs Act that were set to expire at the end of 2025. The OBBBA also changes certain U.S corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation.

On July 21, 2025, the Kroll Bond Rating Agency, LLC announced an upgrade of the Company's issuer and debt ratings from BB+ to BBB-. As a result, pursuant to the Company's agreement, the interest rate of its Senior Notes will decrease from 7.25% to 6.25% effective December 16, 2025.

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

Our Company’s primary source of revenue is generated from writing insurance in Florida. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas. On May 9, 2024, we entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC (Forza) in which ACIC agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of IIC. Forza’s application to acquire IIC was approved by the New York Department of Financial Services ("NYDFS") on February 13, 2025, and the sale closed on April 1, 2025. The Company received cash proceeds totaling $25,679,000 from the sale resulting in a loss on disposal of $247,000, net of tax impacts. The Company also recognized a $1,348,000 loss, net of tax impacts, on IIC's fixed maturity portfolio, which was included in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets prior to the sale. As a result, IIC results of operations and assets and liabilities are captured within discontinued operations and can be seen in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements above.

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and its subsidiaries, including AmCoastal, in April 2017.

Our policies in-force increased by 11.0% from 3,964 policies in-force at June 30, 2024 to 4,402 policies in-force at June 30, 2025. As of June 30, 2025 and 2024, all of our policies in-force are in the state of Florida.

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

AMERICAN COASTAL INSURANCE CORPORATION

2025 Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Gross premiums written	$228,346	$229,449	$426,198	$414,050
Gross premiums earned	165,460	155,450	327,561	315,720
Net premiums earned	78,443	63,381	146,715	126,012
Total revenues	86,467	68,656	158,669	135,254
Income from continuing operations, net of tax	28,037	19,073	47,748	42,782
Income (loss) from discontinued operations, net of tax	(1,595)	(19)	42	(129)

Consolidated net income	$26,442	$19,054	$47,790	$42,653
Net income available to ACIC stockholders per diluted share
Continuing Operations	$0.56	$0.39	$0.96	$0.87
Discontinued Operations	(0.03)	-	-	-
Total	$0.53	$0.39	$0.96	$0.87

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets and goodwill impairment	$610	$609	$1,219	$1,421
Less: Income (loss) from discontinued operations, net of tax	(1,595)	(19)	42	(129)
Less: Net realized gains (losses) on investment portfolio	—	(121)	1,382	(121)
Less: Unrealized gains (losses) on equity securities	2,231	49	268	(1)
Less: Net tax impact (1)	(340)	143	(91)	324
Core income(2)	26,756	19,611	47,408	44,001
Core income per diluted share (2)	$0.54	$0.40	$0.96	$0.90

Book value per share			$6.00	$4.63

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

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE:
Gross premiums written	$228,346	$229,449	$426,198	$414,050
Change in gross unearned premiums	(62,886)	(73,999)	(98,637)	(98,330)
Gross premiums earned	165,460	155,450	327,561	315,720
Ceded premiums earned	(87,017)	(92,069)	(180,846)	(189,708)
Net premiums earned	78,443	63,381	146,715	126,012
Net investment income	5,793	5,347	10,304	9,364
Net realized investment gains (losses)	—	(121)	1,382	(121)
Net unrealized gains (losses) on equity securities	2,231	49	268	(1)
Total revenue	86,467	68,656	158,669	135,254
EXPENSES:
Losses and loss adjustment expenses	15,540	15,277	26,929	27,751
Policy acquisition costs	24,257	13,939	47,723	23,534
General and administrative expenses	7,778	11,938	17,284	23,190
Interest expense	2,719	3,426	5,436	6,145
Total expenses	50,294	44,580	97,372	80,620
Income before other income	36,173	24,076	61,297	54,634
Other income	1,379	811	2,449	1,621
Income before income taxes	37,552	24,887	63,746	56,255
Provision for income taxes	9,515	5,814	15,998	13,473
Net income from continuing operations, net of tax	$28,037	$19,073	$47,748	$42,782
Loss from discontinued operations, net of tax	(1,595)	(19)	42	(129)
Net income	$26,442	$19,054	$47,790	$42,653
Earnings available to ACIC common stockholders per diluted share	$0.53	$0.39	$0.96	$0.87
Book value per share			$6.00	$4.63
Return on equity based on GAAP net income			37.1%	51.1%
Loss ratio, net (1)	19.8%	24.1%	18.4%	22.0%
Expense ratio (2)	40.8%	40.8%	44.3%	37.1%
Combined ratio (3)	60.6%	64.9%	62.7%	59.1%
Effect of current year catastrophe losses on combined ratio	—%	—%	—%	0.2%
Effect of prior year development on combined ratio	(1.6)%	(1.5)%	(2.4)%	(0.8)%
Underlying combined ratio (4)	62.2%	66.4%	65.0%	59.7%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2025, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2024. We have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2025 COMPARED TO DECEMBER 31, 2024

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

Our cash, cash equivalents, restricted cash and investment portfolio totaled $726,243,000 at June 30, 2025, compared to $540,811,000 at December 31, 2024.

The following table summarizes our investments, by type:

	June 30, 2025		December 31, 2024
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$109,590	15.1%	$154,660	28.7%
Corporate securities	66,292	9.1	61,535	11.3
Mortgage-backed securities	31,567	4.3	30,462	5.6
States, municipalities and political subdivisions	21,709	3.0	17,197	3.2
Asset-backed securities	12,891	1.8	11,436	2.1
Public utilities	6,298	0.9	5,284	1.0
Foreign government	597	0.1	427	0.1
Total fixed maturities	248,944	34.3%	281,001	52.0%
Mutual funds	35,480	4.9	31,818	5.9
Other common stocks	5,022	0.7	4,976	0.9
Total equity securities	40,502	5.6%	36,794	6.8%
Other investments	29,585	4.1	23,623	4.4
Total investments	319,031	44.0%	341,418	63.2%
Cash and cash equivalents	315,485	43.4	137,036	25.3
Restricted cash	91,727	12.6	62,357	11.5
Total cash, cash equivalents, restricted cash and investments	$726,243	100.0%	$540,811	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at June 30, 2025 and December 31, 2024 consisted mainly of U.S. government and agency securities, securities of investment-grade corporate issuers, mortgage-backed securities, and states, municipalities and political subdivisions. Our equity holdings as of June 30, 2025 and December 31, 2024 consisted of mutual funds and common stock. At June 30, 2025, approximately 86.8% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 13.2% were corporate bonds rated “BBB” or "BB".

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

Our catastrophe reinsurance coverage consists of two separate placements:

1.
AmCoastal’s core catastrophe reinsurance program, including catastrophe bonds (effective April 2024 and December 2024), in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms; and
2.
AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes.

This reinsurance protection is an essential part of our catastrophe risk management strategy. It is intended to provide our stockholders with an acceptable return on the risks assumed by our insurance entity, and to reduce the variability of earnings, while providing surplus protection. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of our gross paid losses, they do not discharge our primary liability. In the event one or more of our reinsurers fail to fulfill their obligation, the surplus of our statutory entity may decline, and we may not be able to fulfill our obligation to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. Additionally, we face the risk that actual losses incurred from one or more catastrophic events may be above the modeled expected loss resulting in losses exceeding our reinsurance coverage, which may result in a decline in surplus, and as a result we may not be able to fulfill our obligations to policyholders, or we may not be able to maintain compliance with various regulatory financial requirements. The details of our programs and the likelihood of a catastrophic event exceeding these two coverages are outlined below.

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,330,000,000 for a first occurrence and $1,676,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $29,750,000 ($14,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $15,750,000 (retained separately by the Company's captive). The Company has purchased second and third event retrocession coverage, reducing its second event GAAP retention to $18,500,000 ($14,000,000 STAT retained by AmCoastal, $4,500,000 retained separately by the Company's captive) and third event GAAP retention to $3,750,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-201-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by blending the AIR 10, AIR 11.5, RMS 22 and RMS 23 catastrophe models using long-term catalogs including demand surge and based on projected total insured value at September 30, 2025 of $60 billion.. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

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

In addition to the programs described above, AmCoastal purchased a new catastrophe aggregate excess of loss agreement (the “CAT Agg” agreement) to mitigate our catastrophe frequency risk. This agreement provides coverage for in-force, new and renewal business. Effective January 1, 2025, the new CAT Agg agreement provides $40,000,000 of aggregate limit (with a $20,000,000 per occurrence cap) in excess of zero after the $40,000,000 annual aggregate deductible has been met. The CAT Agg agreement limits our losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2025.

Effective December 15, 2023, the Company agreed to commute a private reinsurer’s share of core catastrophe reinsurance coverage and replace this gap in coverage with new coverage provided by one of the Company's other private reinsurers. This transaction resulted in a reduction in expense of approximately $6,300,000 and $15,700,000 during the three and six months ended June 30, 2024, respectively.

AMERICAN COASTAL INSURANCE CORPORATION

Where we think prudent, particularly where premium rates are high relative to the risk, we retain risk whereby AmCoastal purchases reinsurance from Shoreline Re, our captive reinsurance entity. Shoreline Re participates on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, Shoreline Re participates in a 45% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred. The table below outlines the participation of Shoreline Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
Quota Share Agreement	06/01/2025 - 06/01/2026	45% (2)	$33,346,000	(3)
All Other Perils Catastrophe	01/01/2025 -
Excess of Loss Agreement	12/31/2025	$1,296,000	2,304,000
All Other Perils Catastrophe	01/01/2024 -
Excess of Loss Agreement	01/01/2025	—	4,500,000	(4)
Excess Per Risk Agreement	02/01/2024 - 02/01/2025	1,867,000	633,000
Quota Share Agreement (5)	06/01/2024 - 06/01/2026	30% (2)	$4,200,000	(6)

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

(3) Net premiums earned based on estimated subject premiums at 06/01/2025.

(4) This treaty was amended on June 1, 2025 to include reinstatement, resulting in additional premium and aggregate losses.

(5) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

(6) Net premiums earned based on estimated subject premiums at 06/01/2024.

The table below outlines our external quota share agreements in effect for the six months ended June 30, 2025 and 2024.

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

(2) The cession rate of this treaty is reduced from 20% to 15% effective 06/01/2025 - 06/01/2026.

Reinsurance costs as a percentage of gross earned premium during the three and six months ended June 30, 2025 and 2024 were as follows:

AMERICAN COASTAL INSURANCE CORPORATION

	2025	2024
Three Months Ended June 30,
Non-at-Risk	(0.3)%	(0.2)%
Quota Share	(15.1)%	(26.4)%
All Other	(37.2)%	(32.7)%
Total Ceding Ratio	(52.6)%	(59.3)%

Six Months Ended June 30,
Non-at-Risk	(0.3)%	(0.2)%
Quota Share	(15.6)%	(29.0)%
All Other	(39.3)%	(30.9)%
Total Ceding Ratio	(55.2)%	(60.1)%

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Quota Share	$(22,624)	$(8,040)	$(53,785)	$(66,134)
Excess-of-loss	(199,174)	(208,498)	(221,456)	(227,820)
Equipment, identity theft, and cyber security	(854)	(824)	(1,485)	(1,305)
Ceded premiums written	(222,652)	(217,362)	(276,726)	(295,259)
Change in ceded unearned premiums	135,635	125,293	95,880	105,551
Ceded premiums earned	$(87,017)	$(92,069)	$(180,846)	$(189,708)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	2025			2024
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	—	—	—%	2	(8)	—%
Total	—	$—	—%	2	$(8)	—%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	—	—	—%	4	203	0.2%
Total	—	$—	—%	4	$203	0.2%

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Unpaid losses and LAE totaled $219,242,000 and $322,087,000 as of June 30, 2025 and December 31, 2024, respectively.

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

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2025 AND 2024

ACIC net income for the three months ended June 30, 2025 increased $7,388,000, or 38.8%, to net income of $26,442,000 for the second quarter of 2025 from $19,054,000 for the same period in 2024. Of this income, $28,037,000 is attributable to continuing operations for the three months ended June 30, 2025, an increase of $8,964,000 from $19,073,000 for the same period in 2024. Quarter-over-quarter revenues increased, driven by an increase in gross premiums earned and decrease in ceded premiums earned. This was offset by increased expenses quarter-over-quarter, driven by an increase in policy acquisition costs. In addition, the Company's provision for income taxes increased quarter-over-quarter. The Company's loss from discontinued operations also contributed to this change in net income, increasing $1,576,000 quarter-over-quarter, as the sale of IIC was completed during the quarter. The details of this change in discontinued operations can be seen in Note 4 above.

Revenue

Our gross written premiums remained relatively flat, decreasing $1,103,000, or 0.5%, to $228,346,000 for the second quarter ended June 30, 2025 from $229,449,000 for the same period in 2024. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums and new and renewal policies are shown in the tables below.

($ in thousands)	Three Months Ended June 30,
	2025	2024	Change
Direct Written and Assumed Premium
Direct premium	$228,373	$229,449	$(1,076)
Assumed premium (1)	(27)	—	(27)
Total commercial property gross written premium	$228,346	$229,449	$(1,103)

(1) Assumed premium written for 2025 included commercial property business assumed from unaffiliated insurers that was subsequently cancelled.

	Three Months Ended June 30,
	2025	2024	Change
New and Renewal Policies	1,532	1,327	205

Expenses

Expenses for the three months ended June 30, 2025 increased $5,714,000, or 12.8%, to $50,294,000 from $44,580,000 for the same period in 2024. The increase in expenses was primarily due to an increase in policy acquisition costs. This was offset by a decrease in general and administrative expenses, while losses and LAE incurred remained relatively flat. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2025	2024	Change
Net loss and LAE	$15,540	$15,277	$263
% of Gross earned premiums	9.4%	9.8%	(0.4)	pts
% of Net earned premiums	19.8%	24.1%	(4.3)	pts
Less:
Current year catastrophe losses	$—	$(8)	$8
Prior year reserve favorable development	(1,275)	(968)	(307)
Underlying loss and LAE (1)	$16,815	$16,253	$562
% of Gross earned premiums	10.2%	10.5%	(0.3)	pts
% of Net earned premiums	21.4%	25.6%	(4.2)	pts

(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

AMERICAN COASTAL INSURANCE CORPORATION

The calculations of our expense ratios are shown below.

	Three Months Ended June 30,
	2025	2024	Change
Policy acquisition costs	$24,257	$13,939	$10,318
General and administrative	7,778	11,938	(4,160)
Total operating expenses	$32,035	$25,877	$6,158
% of Gross earned premiums	19.4%	16.6%	2.8	pts
% of Net earned premiums	40.8%	40.8%	0.0	pts

Loss and LAE increased by $263,000, or 1.7%, to $15,540,000 for the second quarter of 2025 from $15,277,000 for the second quarter of 2024. Loss and LAE expense as a percentage of net earned premiums decreased 4.3 points to 19.8% for the second quarter of 2025, compared to 24.1% for the second quarter of 2025. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the second quarter of 2025 would have been 10.2%, compared to 10.5% for the second quarter of 2024.

Policy acquisition costs increased by $10,318,000, or 74.0%, to $24,257,000 for the second quarter of 2025 from $13,939,000 for the second quarter of 2024, due to a decrease in reinsurance ceding commission income of $5,756,000, driven by a decrease in our quota share cession rate from 40% to 20%, effective June 1, 2024 and from 20% to 15%, effective June 1, 2025. External management fees also increased by $4,500,000, primarily as the result of a one percent increase in the management fee and profit share accrual pursuant to the renewal terms of the contract with AmRisc, LLC (AmRisc).

General and administrative expenses decreased by $4,160,000, or 34.8%, to $7,778,000 for the second quarter of 2025 from $11,938,000 for the second quarter of 2024, driven by a non-recurring employee retention tax credit refund of $2,939,000 submitted to the Internal Revenue Service in 2022 and received during the second quarter of 2025. This non-recurring refund was previously disclosed in our Quarterly Report on Form 10-Q, filed on May 8, 2025, as a gain contingency. In addition, external spending for professional and consulting services decreased $1,873,000 quarter-over-quarter.

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2025 AND 2024

ACIC net income for the six months ended June 30, 2025 increased $5,137,000, or 12.0%, to $47,790,000 from $42,653,000 for the same period in 2024. Of this income, $47,748,000 is attributable to continuing operations for the six months ended June 30, 2025, an increase of $4,966,000 from $42,782,000 for the same period in 2024. Year-over-year revenues increased 17.3%, driven by an increase in net premiums earned. This increase in revenue was offset by increased policy acquisition costs year-over-year, partially offset by decreased general and administrative expenses and losses and LAE incurred.

Revenue

Our gross written premiums increased $12,148,000, or 2.9%, to $426,198,000 for the six months ended June 30, 2025 from $414,050,000 for the same period in 2024, driven by the increase in new and renewal policies shown below. The breakdown of the quarter-over-quarter changes in both direct written and assumed premiums and new and renewal policies are shown in the tables below.

($ in thousands)	Six Months Ended June 30,
	2025	2024	Change
Direct Written and Assumed Premium
Direct premium	$426,275	$414,050	$12,225
Assumed premium (1)	(77)	—	(77)
Total commercial property gross written premium	$426,198	$414,050	$12,148

(1) Assumed premium written for 2025 included commercial property business assumed from unaffiliated insurers that was subsequently cancelled.

	Six Months Ended June 30,
	2025	2024	Change
New and Renewal Policies	2,728	2,389	339

Expenses

Expenses for the six months ended June 30, 2025 increased $16,752,000, or 20.8%, to $97,372,000 from $80,620,000 for the same period in 2024. The increase in expenses was primarily due to an increase in policy acquisition costs year-over-year. This was partially offset by decreased general and administrative expenses and loss and LAE incurred year-over-year. The details of these changes can be seen below.

	Six Months Ended June 30,
	2025	2024	Change
Net loss and LAE	$26,929	$27,751	$(822)
% of Gross earned premiums	8.2%	8.8%	(0.6)	pts
% of Net earned premiums	18.4%	22.0%	(3.6)	pts
Less:
Current year catastrophe losses	$—	$203	$(203)
Prior year reserve favorable development	(3,469)	(1,022)	(2,447)
Underlying loss and LAE (1)	$30,398	$28,570	$1,828
% of Gross earned premiums	9.3%	9.0%	0.3	pts
% of Net earned premiums	20.7%	22.7%	(2.0)	pts

(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

AMERICAN COASTAL INSURANCE CORPORATION

The calculations of our expense ratios are shown below.

	Six Months Ended June 30,
	2025	2024	Change
Policy acquisition costs	$47,723	$23,534	$24,189
General and administrative	17,284	23,190	(5,906)
Total operating expenses	$65,007	$46,724	$18,283
% of Gross earned premiums	19.8%	14.8%	5.0	pts
% of Net earned premiums	44.3%	37.1%	7.2	pts

Loss and LAE decreased $822,000, or 3.0%, to $26,929,000 for the six months ended June 30, 2025 from $27,751,000 for the same period in 2024. Loss and LAE expense as a percentage of net earned premiums decreased 3.6 points to 18.4% for the six months ended June 30, 2025, compared to 22.0% for the same period in 2024. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the six months ended June 30, 2025 was 9.3%, an increase of 0.3 points from 9.0% during the six months ended June 30, 2024.

Policy acquisition costs increased $24,189,000, or 102.8%, to $47,723,000 for the six months ended June 30, 2025 from $23,534,000 for the same period in 2024. The primary driver of the decrease was a decrease in ceding commission income of $15,163,000 as the result of the Company's decrease in quota share reinsurance coverage from 40% to 20%, effective June 1, 2024 and from 20% to 15%, effective June 1, 2025. External management fees also increased $8,917,000 as a result of a one percent increase in the management fee and profit share accrual pursuant to the renewal terms of the contract with AmRisc in 2024.

General and administrative expenses decreased $5,906,000, or 25.5%, to $17,284,000 for the six months ended June 30, 2025 from $23,190,000 for the same period in 2024, driven by a non-recurring employee retention tax credit refund of $4,469,000 submitted to the Internal Revenue Service in 2022 and received during the first half of 2025. This non-recurring refund was previously disclosed in our Annual Report on Form 10-K, filed on March 10, 2025, as a gain contingency. In addition, external spending for professional and consulting services decreased $2,540,000 quarter-over-quarter.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash through premium collections, reinsurance recoveries, investment income, the sale or maturity of invested assets, the incurrence of debt and the issuance of additional shares of our stock. We use cash to pay reinsurance premiums, claims and related costs, policy acquisition costs, salaries and employee benefits, other expenses and stockholder dividends, acquire subsidiaries and pay associated costs, as well as to repay debts, repurchase stock and purchase investments.

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiary, including restricting any dividends paid by our insurance subsidiary and requiring approval of any management fees our insurance subsidiary pays to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiaries pay us dividends primarily using cash from the collection of management fees from our insurance subsidiary, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiary may pay dividends or make distributions out of that part of its statutory surplus derived from its net operating profit and its net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners may further restrict our insurance subsidiary's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 14 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

The Company made a capital contribution of $8,269,000 to its reinsurance subsidiary, Shoreline Re during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company made capital contributions of $1,265,000 to its reinsurance subsidiary, Shoreline Re. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

During the six months ended June 30, 2025, the Company received a dividend of $23,000,000 from AmCoastal.

In September 2023, we entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any

AMERICAN COASTAL INSURANCE CORPORATION

specific amount of Shares but has agreed to act as our sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of June 30, 2025, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

Cash Flows for the Six Months Ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$154,392	$250,886
Net cash provided by (used in) investing activities	29,756	(152,814)
Net cash provided by financing activities	$774	$11,458

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

During the six months ended June 30, 2025, we experienced cash inflows of $154,392,000 compared to $250,886,000 during the six months ended June 30, 2024. This change was driven by a decrease in the change in reinsurance payable of $93,500,000 and a decrease in the change in reinsurance recoverable of $40,509,000, partially offset by a decrease in the change in unpaid loss and loss adjustment expenses of $34,920,000. The change in reinsurance payable can be attributed to the pricing change in the renewal of our core catastrophe program in 2025, with the risk adjusted decrease being -12.4%. The change in unpaid loss and loss adjustment expenses and the corresponding reinsurance recoverable balance can be attributed to the continued settlement of catastrophe claims with no similar activity occurring in 2025.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the six months ended June 30, 2025, net sales of investments totaled $25,357,000 compared to net purchases of investments of $152,814,000 during the six months ended June 30, 2024. We also had net proceeds from the sale of our former subsidiary, IIC, of $4,495,000 in 2025.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the six months ended June 30, 2025, cash provided by financing activities totaled $774,000, compared to $11,458,000 provided by financing activities for the six months ended June 30, 2024. The decrease in inflow in 2025 is attributed to the proceeds received from the issuance of our common stock, primarily under our at the market program described above during 2024.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2025, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, including interest rate risk related to changes in interest rates in the Company's fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of the Company's fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company had no material changes in market risk during the quarter ended June 30, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the Company's evaluation, the Company's management concluded that its internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company's internal control performed during the fiscal year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

AMERICAN COASTAL INSURANCE CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in routine claims-related legal actions arising in the ordinary course of business. The Company accrues amounts resulting from claims-related legal actions in unpaid losses and loss adjustment expenses during the period that the Company determines an unfavorable outcome becomes probable and can estimate the amounts. Management makes revisions to the Company's estimates based on its analysis of subsequent information that the Company receives regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation.

On October 20, 2023, the Company received notice that the Florida Department of Financial Services ("DFS") filed a notice of claim and demand for tender of policy limits under the Company's director and officer insurance policy (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPC's insolvency. The Claim demands immediate tender of the Company's director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to the Company's indemnification obligation, during 2023, the Company accrued the policy retention amount of $1,500,000. This claim remains open as of June 30, 2025.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.

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

As of June 30, 2025, we market our apartment insurance product through a network of 10 independent wholesalers. These wholesalers and their brokers own the customer relationships and are not under our direct control. Our contracts restrict us from directly soliciting their policyholders, and most brokers also represent competing insurers. As a result, we must continually compete for their attention and business. Competitors may offer broader product options, lower premiums, or higher broker commissions. Consequently, our success depends heavily on the strength of our broker relationships and our ability to offer competitive, well-aligned insurance solutions. Losing any of these wholesale relationships—or failing to attract, retain, or motivate new brokers—could negatively impact new business production and retention of in-force policies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2025, the Company did not sell any unregistered equity securities or repurchase any of its equity securities.

AMERICAN COASTAL INSURANCE CORPORATION

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

AMERICAN COASTAL INSURANCE CORPORATION

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference:

Exhibit	Description

3.1

Second Certificate of Amendment to American Coastal Insurance Corporation’s Certificate of Incorporation

(included as Exhibit 3.1 to Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

3.2	First Amendment to American Coastal Insurance Corporation’s Amended and Restated Bylaws (included as Exhibit 3.2 to Form 8-K filed on July 14, 2023, and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

AMERICAN COASTAL INSURANCE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORPORATION

August 7, 2025	By:	/s/ B. Bradford Martz
B. Bradford Martz, President & Chief Executive Officer (principal executive officer and duly authorized officer)

August 7, 2025	By:	/s/ Svetlana Castle
Svetlana Castle, Chief Financial Officer (principal financial officer and principal accounting officer)