Form 10-Q
period 2025-09-30
AMERICAN COASTAL INSURANCE Corp
filed 2025-11-06
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, 48,765,302 shares of common stock, par value $0.0001 per share, were outstanding.

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

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $256,026 and $295,547, respectively)	$246,499	$281,001
Equity securities	52,585	36,794
Other investments (amortized cost of $36,167 and $22,969, respectively)	36,827	23,623
Total investments	$335,911	$341,418
Cash and cash equivalents	267,872	137,036
Restricted cash	91,264	62,357
Total cash, cash equivalents and restricted cash	$359,136	$199,393
Accrued investment income	3,226	2,964
Property and equipment, net	2,807	5,736
Premiums receivable, net (credit allowance of $0 and $26, respectively)	30,335	46,564
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $39 and $75, respectively)	144,261	263,419
Ceded unearned premiums	184,366	160,893
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	44,214	40,282
Intangible assets, net	4,080	5,908
Other assets	11,042	16,816
Assets held for sale	—	73,243
Total Assets	$1,178,854	$1,216,112
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$188,703	$322,087
Unearned premiums	293,047	285,354
Reinsurance payable on premiums	143,058	83,130
Accounts payable and accrued expenses	64,936	86,140
Operating lease liability	3,193	3,323
Notes payable, net	149,270	149,020
Other liabilities	9,426	1,456
Liabilities held for sale	—	49,942
Total Liabilities	$851,633	$980,452
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,977,385 and 48,417,045 issued, respectively; 48,765,302 and 48,204,962 outstanding, respectively	5	5
Additional paid-in capital	440,549	436,524
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(8,403)	(15,666)
Retained earnings (deficit)	(104,499)	(184,772)
Total Stockholders' Equity	$327,221	$235,660
Total Liabilities and Stockholders' Equity	$1,178,854	$1,216,112

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUE:
Gross premiums written	$71,812	$93,016	$498,010	$507,066
Change in gross unearned premiums	90,945	67,162	(7,692)	(31,168)
Gross premiums earned	162,757	160,178	490,318	475,898
Ceded premiums earned	(81,939)	(85,692)	(262,785)	(275,400)
Net premiums earned	80,818	74,486	227,533	200,498
Net investment income	6,416	6,110	16,720	15,474
Net realized investment gains (losses)	—	(3)	1,382	(124)
Net unrealized gains on equity securities	3,161	1,543	3,429	1,542
Total revenue	90,395	82,136	249,064	217,390
EXPENSES:
Losses and loss adjustment expenses	9,211	11,774	36,140	39,525
Policy acquisition costs	25,439	20,942	73,162	44,476
General and administrative expenses	11,321	10,289	28,605	33,479
Interest expense	2,719	3,067	8,155	9,212
Total expenses	48,690	46,072	146,062	126,692
Income before other income	41,705	36,064	103,002	90,698
Other income	665	453	3,114	2,074
Income before income taxes	42,370	36,517	106,116	92,772
Provision for income taxes	9,887	8,848	25,885	22,321
Income from continuing operations, net of tax	$32,483	$27,669	$80,231	$70,451
Income from discontinued operations, net of tax	—	450	42	321
Net income	$32,483	$28,119	$80,273	$70,772
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	1,391	7,529	8,645	7,404
Reclassification adjustment for net realized investment losses (gains)	—	3	(1,382)	124
Total comprehensive income	$33,874	$35,651	$87,536	$78,300

Weighted average shares outstanding
Basic	48,664,597	48,066,358	48,413,364	47,742,744
Diluted	49,917,729	49,521,246	49,713,535	49,255,071

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.67	$0.58	$1.66	$1.48
Discontinued operations	—	0.01	—	0.01
Total	$0.67	$0.59	$1.66	$1.49
Diluted
Continuing operations	$0.65	$0.56	$1.61	$1.43
Discontinued operations	—	0.01	—	0.01
Total	$0.65	$0.57	$1.61	$1.44

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended

(Unaudited)

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
June 30, 2024	48,132,370	$5	$436,383	$(431)	$(19,149)	$(193,735)	$223,073
Net income	—	—	—	—	—	28,119	28,119
Other comprehensive income, net	—	—	—	—	7,532	—	7,532
Stock compensation	12,592	—	694	—	—	—	694
Issuance of common stock, including exercise of stock options	60,000	—	164	—	—	—	164
September 30, 2024	48,204,962	$5	$437,241	$(431)	$(11,617)	$(165,616)	$259,582

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
June 30, 2025	48,746,722	$5	$439,502	$(431)	$(9,794)	$(136,982)	$292,300
Net income	—	—	—	—	—	32,483	32,483
Other comprehensive income, net	—	—	—	—	1,391	—	1,391
Stock compensation	18,580	—	1,047	—	—	—	1,047
Issuance of common stock, including exercise of stock options	—	—	—	—	—	—	—
September 30, 2025	48,765,302	$5	$440,549	$(431)	$(8,403)	$(104,499)	$327,221

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended

(Unaudited)

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2023	46,777,006	$5	$423,717	$(431)	$(17,137)	$(237,389)	$168,765
Net income	—	—	—	—	—	70,772	70,772
Other comprehensive income, net	—	—	—	—	7,528	—	7,528
Stock compensation	332,956	—	1,903	—	—	—	1,903
Issuance of common stock, including exercise of stock options	1,095,000	—	11,621	—	—	—	11,621
Impact of deconsolidation of discontinued operations	—	—	—	—	(2,008)	1,001	(1,007)
September 30, 2024	48,204,962	$5	$437,241	$(431)	$(11,617)	$(165,616)	$259,582

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2024	48,204,962	$5	$436,524	$(431)	$(15,666)	$(184,772)	$235,660
Net income	—	—	—	—	—	80,273	80,273
Other comprehensive income, net	—	—	—	—	7,263	—	7,263
Stock compensation	319,894	—	3,251	—	—	—	3,251
Issuance of common stock, including exercise of stock options	240,446	—	774	—	—	—	774
September 30, 2025	48,765,302	$5	$440,549	$(431)	$(8,403)	$(104,499)	$327,221

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$80,273	$70,772
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,042	6,614
Bond amortization and accretion	481	553
Net realized losses on investments	411	190
Net unrealized gains on equity securities	(3,429)	(1,542)
Provision for uncollectable premiums	(26)	32
Provision for uncollectable reinsurance recoverables	(36)	58
Deferred income taxes, net	11,741	(2,558)
Stock based compensation	3,251	1,903
Fixed asset disposal	61	129
Loss on sale of subsidiary	328	—
Gain on disposition of former subsidiary	—	(1,007)
Changes in operating assets and liabilities:
Accrued investment income	(242)	(1,579)
Premiums receivable	14,687	26,425
Reinsurance recoverable on paid and unpaid losses	119,188	193,719
Ceded unearned premiums	(21,402)	(45,792)
Deferred policy acquisition costs, net	(4,746)	(22,067)
Other assets	2,519	26,368
Unpaid losses and loss adjustment expenses	(133,492)	(175,543)
Unearned premiums	11,029	35,857
Reinsurance payable on premiums	55,961	124,656
Accounts payable and accrued expenses	(22,161)	999
Operating lease liability	(134)	(739)
Other liabilities	(527)	4,459
Net cash provided by operating activities	$118,777	$241,907
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	112,781	12,687
Equity securities	9,982	—
Other investments	20,622	12,111
Purchases of:
Fixed maturities	(76,069)	(140,667)
Equity securities	(21,028)	(23,995)
Other investments	(33,392)	(23,029)
Cost of property, equipment and capitalized software acquired	(96)	(11)
Net proceeds from sale of former subsidiary	4,495	—
Net cash provided by (used in) investing activities	$17,295	$(162,904)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, including exercise of stock options	774	11,621
Net cash provided by financing activities	$774	$11,621
Increase in cash, cash equivalents and restricted cash, including cash classified as assets held for sale	136,846	90,624
Cash, cash equivalents and restricted cash at beginning of period	222,290	171,832
Cash, cash equivalents and restricted at end of period	$359,136	$262,456
Supplemental Cash Flows Information
Interest paid	$5,438	$5,438
Income taxes refunded	$(1,039)	$(6,564)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Operating segments are components of the Company's business about which separate financial information is available and evaluated by the Company's chief operating decision maker (CODM) in decisions regarding resource allocations and financial performance assessments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to each segment. Segments are determined based on differences in products, internal reporting, and how operational decisions are made.

As described above, as a result of the sale of IIC, the Company discloses one reportable operating segment, which consists of its commercial lines business.

The Company's CODM is its President and Chief Executive Officer (CEO). The CODM uses net income that is also reported on the Consolidated Statements of Comprehensive Income to make decisions on how to allocate resources, for example deciding whether to reinvest profits for items such as product development or acquisitions, or whether to pay dividends. Net income is used to monitor budget versus actual results. Net income is also used in competitive analysis by benchmarking against the Company's peers. This analysis is used in assessing performance of the Company's operating segment and in establishing targets for management.

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

(b) Pending Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires disaggregated disclosure of income statement expenses for entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is assessing the impact of this new accounting standard on its consolidated financial statements and related disclosures.

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

(c) Enactment of the One Big Beautiful Bill Act

On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA") was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cut and Jobs Act that were set to expire at the end of 2025. The OBBBA also changes certain U.S corporate tax provisions, with certain provisions being effective in 2025 and others implemented though 2027. The Company does not expect this legislation to have a material effect on our consolidated financial statements, but we will evaluate the full impact of these legislative changes as additional guidance becomes available.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

3)
DISAGGREGATION OF RELEVANT EXPENSE CAPTIONS

The Company presents its expenses in four major captions: loss and loss adjustment expenses, policy acquisition costs, general and administrative expenses and interest expense. The Company has presented the disaggregation of its general and administrative expenses below for the three and nine months ended September 30, 2025 and 2024 to enhance disclosure regarding its recast general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and Administrative Expenses
Employee compensation(1)	$4,821	$3,579	$9,579	$11,083
Depreciation and amortization	1,020	1,300	3,213	3,993
Association fees	920	812	2,937	2,649
Software & equipment costs	735	1,030	2,567	2,996
Professional services	1,066	876	2,725	3,113
Intangible asset amortization	609	610	1,828	2,030
Audit fees	446	(52)	1,108	1,460
Liability insurance	412	483	1,158	1,515
Legal fees	147	284	523	1,771
Operating lease expense	107	58	332	103
Provision for (reversal of) expected credit losses	(5)	(44)	(62)	(90)
Other general and administrative(2)	1,043	1,353	2,697	2,856
Total general and administrative expenses	$11,321	$10,289	$28,605	$33,479

(1) For the nine months ended September 30, 2025, employee compensation includes $4.5 million, in one-time employee retention tax credit refunds.

(2) For the three and nine months ended September 30, 2025 and 2024, other general and administrative expenses were comprised primarily of regulatory fees, franchise fees, and overhead such as office utilities.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The results from IIC's discontinued operations for the three and nine months ended September 30, 2025 and 2024 are presented below.

IIC Results from Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (2)	2024	2025	2024
REVENUE:
Gross premiums written	$—	$12,402	$13,120	$31,261
Change in gross unearned premiums	—	(3,140)	(3,336)	(4,689)
Gross premiums earned	—	9,262	9,784	26,572
Ceded premiums earned	—	(2,256)	(2,528)	(7,025)
Net premiums earned	—	7,006	7,256	19,547
Net investment income	—	539	538	1,563
Net realized investment losses	—	(13)	(2)	(66)
Other revenue	—	18	16	49
Total revenue	—	7,550	7,808	21,093
EXPENSES:
Losses and loss adjustment expenses	—	4,448	3,179	13,767
Policy acquisition costs	—	2,052	1,906	6,234
General and administrative expenses	—	454	546	2,009
Total expenses	—	6,954	5,631	22,010
Income (loss) before income taxes	—	596	2,177	(917)
Provision (benefit) for income taxes(1)	—	146	540	(1,238)
Income from discontinued operations, net of tax	$—	$450	$1,637	$321

(1) Includes $1,007,000 in tax benefit related to discontinued operations outside of IIC stand-alone results for the nine months ended September 30, 2024.

(2) Excludes loss on sale and realization of unrealized losses on fixed maturity portfolio, the details of which are described above and are not operational results related to IIC.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

During the first quarter of 2024, due to a change in circumstances, the Company evaluated its capitalized software, previously classified as held for disposal at December 31, 2023. As a result of this evaluation, it was determined that the use case of the software by the Company shifted. The Company reclassified this asset and the associated amortization expense in 2024 in accordance with GAAP guidance, resulting in amortization expense for the capitalized software being captured in continuing operations prospectively. The value of this capitalized software at the time of reclassification was $8,095,000. There were no other non-cash transactions during the nine months ended September 30, 2025 and 2024.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

5)
INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at September 30, 2025 and December 31, 2024:

	Cost or Adjusted/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
U.S. government and agency securities	$95,530	$557	$—	$96,087
Corporate securities	79,647	146	4,072	75,721
Mortgage-backed securities	35,273	35	4,203	31,105
States, municipalities and political subdivisions	23,203	74	1,246	22,031
Asset-backed securities	13,404	47	704	12,747
Public utilities	8,376	36	202	8,210
Foreign government	593	5	—	598
Total fixed maturities	$256,026	$900	$10,427	$246,499

December 31, 2024
U.S. government and agency securities	$154,096	$589	$25	$154,660
Corporate securities	68,024	6	6,495	61,535
Mortgage-backed securities	35,895	—	5,433	30,462
States, municipalities and political subdivisions	19,104	—	1,907	17,197
Asset-backed securities	12,341	1	906	11,436
Public utilities	5,651	—	367	5,284
Foreign government	436	—	9	427
Total fixed maturities	$295,547	$596	$15,142	$281,001

Equity securities are summarized as follows:

	September 30, 2025		December 31, 2024
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$47,538	90.4%	$31,818	86.5%
Other common stocks	5,047	9.6	4,976	13.5
Total equity securities	$52,585	100.0%	$36,794	100.0%

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

When the Company sells investments, the Company calculates the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details the Company's realized gains (losses) by major investment category for the three and nine months ended September 30, 2025 and 2024, respectively:

	2025		2024
	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)
Three Months Ended September 30,
Fixed maturities	$3	$56,327	$—	$2,516
Short-term investments	—	—	—	5,000
Total realized gains	3	56,327	—	7,516
Fixed maturities	(3)	581	(3)	62
Total realized losses	(3)	581	(3)	62
Net realized investment gains (losses)	$—	$56,908	$(3)	$7,578
Nine Months Ended September 30,
Fixed maturities	$5	$108,007	$—	$5,593
Equity securities	1,383	9,998	—	—
Short-term investments	—	20,499	—	5,000
Other investments	—	—	—	2,000
Total realized gains	1,388	138,504	—	12,593
Fixed maturities	(6)	1,581	(124)	443
Short-term investments	—	—	—	4,999
Total realized losses	(6)	1,581	(124)	5,442
Net realized investment gains (losses)	$1,382	$140,085	$(124)	$18,035

(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes the Company's fixed maturities at September 30, 2025 by contractual maturity period. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2025
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$50,586	19.8%	$50,675	20.6%
Due after one year through five years	132,416	51.7	130,453	52.9
Due after five years through ten years	21,086	8.2	18,722	7.6
Due after ten years	3,261	1.3	2,797	1.1
Asset and mortgage-backed securities	48,677	19.0	43,852	17.8
Total	$256,026	100.0%	$246,499	100.0%

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The following table summarizes net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturities	$2,402	$2,513	$7,719	$4,499
Equity securities	250	120	585	185
Other investments	505	353	1,241	648
Cash and cash equivalents	3,328	3,236	7,413	10,332
Investment income	6,485	6,222	16,958	15,664
Investment expenses	(69)	(112)	(238)	(190)
Net investment income	$6,416	$6,110	$16,720	$15,474

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

During the three and nine months ended September 30, 2025, the Company determined that none of its fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at September 30, 2025. The issuers of the Company's debt security investments continue to make interest payments on a timely basis. The Company does not intend to sell, nor is it likely that it would be required to sell the debt securities before it recovers the amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The following table presents an aging of the Company's unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2025
U.S. government and agency securities	—	$—	$—	—	$—	$—
Corporate securities	21	37	7,856	81	4,035	46,733
Mortgage-backed securities	3	7	715	56	4,196	26,683
States, municipalities and political subdivisions	2	1	514	24	1,245	14,912
Asset-backed securities	3	2	591	21	702	6,788
Public utilities	2	—	750	7	202	3,718
Foreign governments	—	—	—	—	—	—
Total fixed maturities	31	$47	$10,426	189	$10,380	$98,834

December 31, 2024
U.S. government and agency securities	2	$25	$5,878	—	$—	$—
Corporate securities	42	300	14,559	80	6,195	45,702
Mortgage-backed securities	4	26	1,244	61	5,407	29,218
States, municipalities and political subdivisions	4	25	1,330	27	1,882	15,868
Asset-backed securities	6	21	2,104	22	885	7,977
Public utilities	6	37	1,937	6	330	3,347
Foreign governments	1	9	427	—	—	—
Total fixed maturities	65	$443	$27,479	196	$14,699	$102,112

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The Company estimates the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, the Company uses a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. The Company's estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2025 and December 31, 2024. Changes in interest rates subsequent to September 30, 2025 may affect the fair value of the Company's investments.

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

Any change in the estimated fair value of the Company's fixed-income securities would impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive income (loss) on its Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The following table presents the fair value of the Company's financial instruments measured on a recurring basis by level at September 30, 2025 and December 31, 2024, respectively:

	Total	Level 1	Level 2	Level 3
September 30, 2025
U.S. government and agency securities	$96,087	$—	$96,087	$—
Corporate securities	75,721	—	75,721	—
Mortgage-backed securities	31,105	—	31,105	—
States, municipalities and political subdivisions	22,031	—	22,031	—
Asset-backed securities	12,747	—	12,747	—
Public utilities	8,210	—	8,210	—
Foreign government	598	—	598	—
Total fixed maturities	246,499	—	246,499	—
Mutual funds	47,538	47,538	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	47,538	47,538	—	—
Other investments (2)	20,570	—	20,570	—
Total investments	$314,607	$47,538	$267,069	$—

December 31, 2024
U.S. government and agency securities	$154,660	$—	$154,660	$—
Corporate securities	61,535	—	61,535	—
Mortgage-backed securities	30,462	—	30,462	—
States, municipalities and political subdivisions	17,197	—	17,197	—
Asset-backed securities	11,436	—	11,436	—
Public utilities	5,284	—	5,284	—
Foreign government	427	—	427	—
Total fixed maturities	281,001	—	281,001	—
Mutual Funds	31,818	31,818	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	31,818	31,818	—	—
Other investments (2)	20,494	—	20,494	—
Total investments	$333,313	$31,818	$301,495	$—

(1) Other common stocks in the fair value hierarchy exclude common stock interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

(2) Other investments included in the fair value hierarchy exclude limited partnership investments that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient and investments carried at amortized cost.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at September 30, 2025 and December 31, 2024.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2025 and December 31, 2024 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the Company's senior notes approximate fair value.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

At the end of each quarter, the Company determines whether it needs to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, the Company reports the transfer as of the end of the quarter. During the quarter ended September 30, 2025, the Company transferred no investments between levels.

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

Other Investments

The Company acquired investments in limited partnerships, recorded in the other investments line of the Company's Unaudited Condensed Consolidated Balance Sheets, and these investments are currently being measured at estimated fair value utilizing a net asset value per share practical expedient. The Company has also acquired an investment in a commercial mortgage loan, which is classified as held-for-long-term-investment and a surplus note, which is classified as held-to-maturity. Both of these investments are carried on the balance sheet at amortized cost.

The information presented in the table below is as of September 30, 2025 and December 31, 2024:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2025
Limited partnership investments (1)	$2,778	$639	$—	$3,417
Surplus note (1)	6,000	—	—	6,000
Commercial mortgage loans	6,840	—	—	6,840
Short-term investments	20,549	21	—	20,570
Total other investments	$36,167	$660	$—	$36,827

December 31, 2024
Limited partnership investments (1)	$2,556	$573	$—	$3,129
Short-term investments	20,413	81	—	20,494
Total other investments	$22,969	$654	$—	$23,623

(1)Distributions will be generated from operating income, investment gains, underlying investments of funds, and from liquidation of the underlying assets of the funds. The Company estimates that the underlying assets of the funds will be liquidated over the next few months to five years.

During the second quarter of 2025, the Company invested $6 million in a surplus note, as seen in the table above. As a term of this investment, during the three months ended September 30, 2025, the Company was issued 18,497 warrants to purchase common stock of the issuer of the surplus note for no additional consideration. These warrants are free-standing in nature and are not being used as a

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

hedging instrument. The Company does not invest in derivatives as part of its investment strategy and is only a holder of these warrants as a product of its strategy to invest in this surplus note.

As the underlying common stock of the warrants is not publicly traded and the issuer of the warrants has been in operation for less than one year, the fair value to these warrants is not material as of September 30, 2025. For the three months ended September 30, 2025, these warrants had no impact on the Company's financial position, financial performance or cash flows.

Restricted Cash

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. The Company also uses trust funds in certain reinsurance transactions.

The following table presents the components of restricted assets:

	September 30, 2025	December 31, 2024
Trust funds	$90,910	$62,013
Cash on deposit (regulatory deposits)	354	344
Total restricted cash	$91,264	$62,357

6)
EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to ACIC common stockholders	$32,483	$28,119	$80,273	$70,772

Denominator:
Weighted-average shares outstanding	48,664,597	48,066,358	48,413,364	47,742,744
Effect of dilutive securities	1,253,132	1,454,888	1,300,171	1,512,327
Weighted-average diluted shares	49,917,729	49,521,246	49,713,535	49,255,071

Earnings available to ACIC common stockholders per share
Basic	$0.67	$0.59	$1.66	$1.49
Diluted	$0.65	$0.57	$1.61	$1.44

See Note 17 of these Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the stock grants related to dilutive securities.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

7)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Computer hardware and software	$12,081	$13,967
Office furniture and equipment	377	394
Leasehold improvements	96	—
Total, at cost	12,554	14,361
Less: accumulated depreciation and amortization	(9,747)	(8,625)
Property and equipment, net	$2,807	$5,736

Depreciation and amortization expense under property and equipment was $937,000 and $2,964,000 for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense under property and equipment was $1,218,000 and $3,744,000 for the three and nine months ended September 30, 2024, respectively. During the first quarter of 2024, the Company moved capitalized software from discontinued operations to continuing operations to align with the Company's use of the system in the current year. Please see Note 4 for more detail.

During the nine months ended September 30, 2025, the Company disposed of computer hardware, software, and equipment totaling $1,903,000. The accumulated depreciation on these systems totaled $1,843,000 at the time of disposal. During the year ended December 31, 2024, the Company disposed of computer hardware and software totaling $1,018,000. The accumulated depreciation on these systems totaled $953,000 at the time of disposal. The Company disposed of office furniture totaling $167,000 during the period. Accumulated depreciation at the time of this disposal totaled $163,000. In addition, the Company disposed of leasehold improvements totaling $311,000 during the period. Accumulated depreciation at the time of this disposal totaled $232,000. Finally, the Company impaired software totaling $1,035,000, due to lower expected cash flows over the remaining life of the software.

8)
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at September 30, 2025 and December 31, 2024 was $59,476,000.

There was no goodwill acquired, disposed of or impaired during the nine months ended September 30, 2025 and 2024.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on the Company's Unaudited Condensed Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Intangible assets subject to amortization	$3,657	$5,485
Indefinite-lived intangible assets(1)	423	423
Total	$4,080	$5,908

(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Intangible assets subject to amortization and not fully amortized consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2025
Agency agreements acquired	1.5	$34,661	$(31,004)	$3,657

December 31, 2024
Agency agreements acquired	2.3	$34,661	$(29,176)	$5,485

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the nine months ended September 30, 2025 and 2024.

Amortization expense of the Company's intangible assets was $609,000 and $610,000 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense of the Company's intangible assets was $1,828,000 and $2,030,000 for the nine months ended September 30, 2025 and 2024, respectively. Estimated amortization expense of the Company's intangible assets to be recognized by the Company during the remainder of 2025 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2025	$610
2026	2,438
2027	609
2028	—
2029	—
2030	—

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

September 30, 2025

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,330,000,000 for a first occurrence and $1,676,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $29,750,000 ($14,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $15,750,000 (retained separately by the Company's captive). The Company has purchased second and third event retrocession coverage, reducing its second event GAAP retention to $18,500,000 ($14,000,000 STAT retained by AmCoastal, $4,500,000 retained separately by the Company's captive) and third event GAAP retention to $3,750,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-203-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by equally blending the AIR 10, AIR 11.5, RMS 22, and RMS 23 catastrophe models using long-term catalogs including demand surge and based on total insured value at September 30, 2025 of $69 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%.

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

In addition to the programs described above, AmCoastal purchased a new catastrophe aggregate excess of loss coverage (the “CAT Agg” agreement) to mitigate the Company's catastrophe frequency risk. This agreement provides coverage for in-force, new and renewal business. Effective January 1, 2025, the new CAT Agg agreement provides $40,000,000 of aggregate limit (with a $20,000,000 per occurrence cap) in excess of zero after the $40,000,000 annual aggregate deductible has been met. The CAT Agg agreement limits the Company’s losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2025.

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

September 30, 2025

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

(3) Net premiums earned based on estimated subject premiums at June 1, 2025.

(4) This treaty was amended on June 1, 2025 to include reinstatement, resulting in additional premium and aggregate losses.

(5) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

(6) Net premiums earned based on estimated subject premiums at June 1, 2024.

The table below outlines the Company's external quota share agreements in effect for the nine months ended September 30, 2025 and 2024.

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

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025 to June 1, 2026.

Reinsurance recoverable at the balance sheet dates consists of the following:

	September 30, 2025	December 31, 2024
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$137,632	$249,276
Reinsurance recoverable on paid losses and loss adjustment expenses	6,629	14,143
Reinsurance recoverable(1)	$144,261	$263,419

(1) The Company's reinsurance recoverable balance is net of its allowance for expected credit losses. More information related to this allowance can be found in Note 13.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

10)
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

The Company determines its reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported ("IBNR") claims as of the balance sheet date.

The table below shows the analysis of the Company's reserve for unpaid losses for the nine months ended September 30, 2025 and 2024 on a GAAP basis:

	2025	2024
Balance at January 1	$322,087	$347,738
Less: reinsurance recoverable on unpaid losses	249,276	271,736
Net balance at January 1	72,811	76,002

Incurred related to:
Current year	40,733	41,904
Prior years	(4,593)	(2,379)
Total incurred	36,140	39,525
Paid related to:
Current year	29,507	29,577
Prior years	28,373	26,499
Total paid	57,880	56,076

Net balance at September 30	51,071	59,451
Plus: reinsurance recoverable on unpaid losses	137,632	113,871
Balance at September 30	188,703	173,322

Composition of reserve for unpaid losses and LAE:
Case reserves	36,228	51,549
IBNR reserves	152,475	121,773
Balance at September 30	$188,703	$173,322

Based upon the Company's internal analysis and the Company's review of the annual statement of actuarial opinion provided by its actuarial consultants at December 31, 2024, the Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected in the table above, the Company had favorable development in the first nine months of 2025 and 2024 related to prior year losses. This development came as a result of re-estimating ultimate losses in 2025 and 2024 based on historical loss trends. Current year and prior year loss payments made by the Company during the nine months ended September 30, 2025 and nine months ended September 30, 2024 were relatively flat. Case reserves on unpaid losses decreased when compared to the prior period as a result of the continued settlement of claims and re-estimating of reserves, offset by increases to IBNR reserves as a result of Hurricane Milton which made landfall in the fourth quarter of 2024 and has outstanding IBNR reserves of $58,830,000 as of September 30, 2025. Reinsurance recoverable on unpaid losses increased in line with this increase in IBNR.

11)
LONG-TERM DEBT

Senior Notes Payable

On December 13, 2017, the Company issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. The Company may redeem the Senior Notes at its option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

of principal and interest thereon from the date of redemption to the date that is three months prior to maturity, plus accrued and unpaid interest thereon. On or after that date, the Company may redeem the Senior Notes at par, plus accrued and unpaid interest thereon. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of the Company's issuer and debt ratings from BBB- to BB+. As a result, pursuant to the Company's agreement, the interest rate of its Senior Notes increased from 6.25% to 7.25%. On July 21, 2025, the Kroll Bond Rating Agency, LLC announced an upgrade of the Company's issuer and debt ratings from BB+ to BBB-. As a result, pursuant to the Company's indenture, the interest rate of its Senior Notes will decrease from 7.25% to 6.25% effective December 16, 2025.

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

Debt Issuance Costs

The table below presents the roll forward of the Company's debt issuance costs paid, in conjunction with the debt instruments described above, during the nine months ended September 30, 2025 and 2024:

	2025	2024
Balance at January 1,	$980	$1,312
Amortization	(250)	(249)
Balance at September 30,	$730	$1,063

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

On October 20, 2023, the Company received notice that the Florida Department of Financial Services ("DFS") filed a notice of claim and demand for tender of policy limits under the Company's director and officer insurance policy (the "Claim"). The Claim alleges that former officers and directors of United Property & Casualty Insurance Company ("UPC") were involved in wrongful acts that resulted in UPC's insolvency. The Claim demands immediate tender of the Company's director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to the Company's indemnification obligation, during 2023, the Company accrued the policy retention amount of $1,500,000. This claim remains open as of September 30, 2025.

Commitments to fund partnership investments

The Company has fully funded one limited partnership investment and partially funded two additional limited partnership investments. The amount of unfunded commitments was $2,200,000 and $1,400,000 at September 30, 2025 and December 31, 2024, respectively.

Leases

The Company, as a lessee, has entered into leases of commercial office space of various term lengths. In addition to office space, the Company leases office equipment under operating leases.

The classification of operating and lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Other assets	$3,017	$3,209

Liabilities
Operating lease liabilities	Operating lease liability	$3,193	$3,323

The components of lease expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$107	$58	$332	$103

At September 30, 2025, future minimum gross lease payments relating to these non-cancellable operating lease agreements were as follows:

Estimated Remaining Payments
Remaining in 2025	$103
2026	398
2027	407
2028	419
2029	432
Thereafter	2,444
Total undiscounted future minimum lease payments	4,203
Less: Imputed interest	(1,010)
Present value of lease liabilities	$3,193

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (months)	113	121
Weighted average discount rate	5.65%	5.64%

There were no other cash or non-cash related activities during the nine months ended September 30, 2025 and 2024.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Subleases

The Company previously leased and occupied office space in which it no longer operates. Effective October 1, 2022, this office space was subleased to a third-party. The sublease was effective from October 1, 2022 through July 31, 2025, with no option to extend. However, on February 29, 2024, this sublease was cancelled as a part of an agreement to terminate the original lease associated with the office space. During the nine months ended September 30, 2024, the Company recognized $33,000 of income related to this sublease, exclusive of the lease expense associated with the original lease.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, the Company evaluated its eligibility and filed for a $10,161,000 refund in connection with its Employee Retention Tax Credit for the tax year ended December 31, 2021. During the nine months ended September 30, 2025 the Company received refunds of $4,469,000 that were outstanding as of December 31, 2024. These were recorded as a contra-expense to payroll tax in the periods received. With these receipts, as of September 30, 2025, the Company has received all requested funds from the Internal Revenue Service related to this refund and no longer has an unrecorded gain contingency related to this balance.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with the Company's former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, the Company has not received data related to UPC losses that could unfavorably shift AmCoastal’s commission related to these contracts. In addition, the Company cannot reasonably determine how this shift will be allocated between the contracted parties. Until the Company receives this loss data and provides the updated calculations to both the Company's reinsurance partners and the DFS, as receiver of UPC, the Company is unable to estimate the impact; however, the Company believes a loss contingency related to these commissions may exist as of September 30, 2025.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The following tables summarize the Company's allowance for expected credit losses by pooled asset for the nine months ended September 30, 2025 and 2024, respectively:

September 30, 2025	December 31, 2024	Provision for (reversal of) expected credit losses	Write-offs	September 30, 2025
Premiums Receivable	$26	$(23)	$(3)	$—
Reinsurance Recoverables	75	(36)	—	39
Total	$101	$(59)	$(3)	$39

September 30, 2024	December 31, 2023	Provision for (reversal of) expected credit losses	Write-offs	September 30, 2024
Premiums Receivable	$49	$(32)	$—	$17
Reinsurance Recoverables	97	(58)	—	39
Total	$146	$(90)	$—	$56

As of September 30, 2025 and 2024, the Company had no allowance for expected credit losses related to its investment holdings.

14)
STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as the Company's insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled and operates in Florida and at September 30, 2025, and during the nine months then ended, met all regulatory requirements of the state.

During 2023, the Company received a multi-year Emergency Assessment notice from the Florida Insurance Guaranty Association ("FIGA"). This assessment will be 1.0% on direct written premiums of all covered lines of business in Florida beginning October 1, 2023 through September 30, 2025 to cover the cost of insurance companies facing insolvency. During 2025, FIGA extended this assessment for a third year, beginning October 1, 2025 through September 30, 2026.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The Company's insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income for the three and nine months ended September 30, 2025 and 2024 for AmCoastal.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$26,463	$27,821	$62,974	$69,761

The Company's insurance subsidiary must maintain capital and surplus ratios or balances as determined by the regulatory authority of the state in which it is domiciled. At September 30, 2025, the Company met these requirements. The table below details the amount of surplus as regards policyholders for AmCoastal at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Surplus as regards policyholders	$271,524	$230,001

15)
ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company reports changes in other comprehensive income items within comprehensive income on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and includes accumulated other comprehensive income (loss) as a component of stockholders' equity on its Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount
December 31, 2024	$(16,767)	$1,101	$(15,666)
Changes in net unrealized losses on investments	8,645	(346)	8,299
Reclassification adjustment for realized gains	(1,382)	346	(1,036)
September 30, 2025	$(9,504)	$1,101	$(8,403)

(1) The Company has a valuation allowance on the tax impacts of the unrealized gains (losses) on investments resulting in the net tax (expense) benefit during the period reflecting only the realized position.

16)
STOCKHOLDERS' EQUITY

The Company's Board of Directors declared no dividends on the Company's outstanding shares of common stock to stockholders of record during the nine months ended September 30, 2025 and 2024.

In July 2019, the Company's Board of Directors authorized a stock repurchase plan of up to $25,000,000 of its common stock. As of September 30, 2025, the Company has not yet repurchased any shares under this stock repurchase plan but may be in and out of the market as the Company sees fit. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of September 30, 2025, 4,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

The following table presents the Company's total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee stock-based compensation expense
Pre-tax	$926	$556	$2,872	$1,593
Post-tax (1)	732	439	2,269	1,258
Director stock-based compensation expense
Pre-tax	121	138	379	310
Post-tax (1)	96	109	300	245

(1) The after-tax amounts are determined using the 21% corporate federal tax rate.

The Company had approximately $4,819,000 of unrecognized stock compensation expense at September 30, 2025 related to non-vested stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 1.9 years. The Company had approximately $304,000 of unrecognized director stock-based compensation expense at September 30, 2025 related to non-vested director stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 0.6 years.

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

The Company granted 19,435 and 96,967 shares of restricted common stock during the three months ended September 30, 2025 and 2024, respectively, which had a weighted-average grant date fair value of $10.76 and $7.88, respectively. The Company granted 466,672 and 598,713 shares of restricted common stock during the nine months ended September 30, 2025 and 2024, respectively, which had a weighted-average grant date fair value of $11.48 and $7.41, respectively.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The following table presents certain information related to the activity of the Company's non-vested restricted common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	606,411	$6.23
Granted	466,672	11.48
Less: Forfeited	1,009	11.59
Less: Vested	494,793	5.29
Outstanding as of September 30, 2025	577,281	$10.12

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

The Company granted 76,141 and 196,275 stock options for the nine months ended September 30, 2025 and 2024, respectively, which had a weighted average grant date fair value of $11.63 and $4.82 per share, respectively.

The following table presents certain information related to the activity of the Company's stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2024	1,130,035	$4.12	7.21	$10,202,000
Granted	76,141	11.63	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	240,446	3.17	—	—
Outstanding as of September 30, 2025	965,730	$4.95	6.76	$6,514,000

Vested as of September 30, 2025 ⁽¹⁾	1,475,570	$4.24	6.28	$5,996,000
Exercisable as of September 30, 2025	799,869	$4.24	6.28	$5,996,000

(1) The vested shares are calculated based on all vested shares at September 30, 2025, inclusive of those that have since expired. The weighted average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value is calculated based on only vested shares that are outstanding and exercisable at September 30, 2025.

(2) Presented in ones.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

18)
SUBSEQUENT EVENTS

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in its financial statements. As of the date of the filing the Company has experienced no subsequent events which required disclosure.

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

We have historically grown our business through strong organic growth, complemented by strategic acquisitions and partnerships, including our acquisitions of AmCo Holding Company, LLC (AmCo) and AmCoastal in April 2017.

Our policies in-force increased by 8.6% from 3,971 policies in-force at September 30, 2024 to 4,343 policies in-force at September 30, 2025. As of September 30, 2025 and 2024, all of our policies in-force are in the state of Florida.

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

AMERICAN COASTAL INSURANCE CORPORATION

2025 Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Gross premiums written	$71,812	$93,016	$498,010	$507,066
Gross premiums earned	162,757	160,178	490,318	475,898
Net premiums earned	80,818	74,486	227,533	200,498
Total revenues	90,395	82,136	249,064	217,390
Income from continuing operations, net of tax	32,483	27,669	80,231	70,451
Income from discontinued operations, net of tax	—	450	42	321
Consolidated net income	$32,483	$28,119	$80,273	$70,772
Net income available to ACIC stockholders per diluted share
Continuing Operations	$0.65	$0.56	$1.61	$1.43
Discontinued Operations	—	0.01	—	0.01
Total	$0.65	$0.57	$1.61	$1.44

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets and goodwill impairment	$609	$610	$1,828	$2,031
Less: Income (loss) from discontinued operations, net of tax	—	450	42	321
Less: Net realized gains (losses) on investment portfolio	—	(3)	1,382	(124)
Less: Unrealized gains on equity securities	3,161	1,543	3,429	1,542
Less: Net tax impact (1)	(536)	(195)	(626)	129
Core income(2)	30,467	26,934	77,874	70,935
Core income per diluted share (2)	$0.61	$0.54	$1.57	$1.44

Book value per share			$6.71	$5.38

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

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE:
Gross premiums written	$71,812	$93,016	$498,010	$507,066
Change in gross unearned premiums	90,945	67,162	(7,692)	(31,168)
Gross premiums earned	162,757	160,178	490,318	475,898
Ceded premiums earned	(81,939)	(85,692)	(262,785)	(275,400)
Net premiums earned	80,818	74,486	227,533	200,498
Net investment income	6,416	6,110	16,720	15,474
Net realized investment gains (losses)	—	(3)	1,382	(124)
Net unrealized gains on equity securities	3,161	1,543	3,429	1,542
Total revenue	90,395	82,136	249,064	217,390
EXPENSES:
Losses and loss adjustment expenses	9,211	11,774	36,140	39,525
Policy acquisition costs	25,439	20,942	73,162	44,476
General and administrative expenses	11,321	10,289	28,605	33,479
Interest expense	2,719	3,067	8,155	9,212
Total expenses	48,690	46,072	146,062	126,692
Income before other income	41,705	36,064	103,002	90,698
Other income	665	453	3,114	2,074
Income before income taxes	42,370	36,517	106,116	92,772
Provision for income taxes	9,887	8,848	25,885	22,321
Net income from continuing operations, net of tax	$32,483	$27,669	$80,231	$70,451
Loss from discontinued operations, net of tax	—	450	42	321
Net income	$32,483	$28,119	$80,273	$70,772
Earnings available to ACIC common stockholders per diluted share	$0.65	$0.57	$1.61	$1.44
Book value per share			$6.71	$5.38
Return on equity based on GAAP net income			39.1%	55.3%
Loss ratio, net (1)	11.4%	15.8%	15.9%	19.7%
Expense ratio (2)	45.5%	41.9%	44.7%	38.9%
Combined ratio (3)	56.9%	57.7%	60.6%	58.6%
Effect of current year catastrophe losses on combined ratio	0.5%	6.6%	0.2%	2.6%
Effect of prior year development on combined ratio	(1.4)%	(1.8)%	(2.0)%	(1.2)%
Underlying combined ratio (4)	57.8%	52.9%	62.4%	57.2%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2025, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2024. We have made no material changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2025 COMPARED TO DECEMBER 31, 2024

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

We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance subsidiaries can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities, however, we do hold warrants as a result of our surplus note investment. Please see Note 5 for more information.

As of September 30, 2025, one outside asset management company which has authority and discretion to buy and sell securities for us, manage our investments subject to (i) the guidelines established by our Board of Directors and (ii) the direction of management. Prior to August 2025, we engaged two outside asset management companies. The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis.

Our cash, cash equivalents, restricted cash and investment portfolio totaled $695,047,000 at September 30, 2025, compared to $540,811,000 at December 31, 2024.

The following table summarizes our investments, by type:

	September 30, 2025		December 31, 2024
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$96,087	13.8%	$154,660	28.7%
Corporate securities	75,721	10.9	61,535	11.3
Mortgage-backed securities	31,105	4.5	30,462	5.6
States, municipalities and political subdivisions	22,031	3.2	17,197	3.2
Asset-backed securities	12,747	1.8	11,436	2.1
Public utilities	8,210	1.2	5,284	1.0
Foreign government	598	0.1	427	0.1
Total fixed maturities	246,499	35.5%	281,001	52.0%
Mutual funds	47,538	6.8	31,818	5.9
Other common stocks	5,047	0.7	4,976	0.9
Total equity securities	52,585	7.5%	36,794	6.8%
Other investments	36,827	5.3	23,623	4.4
Total investments	335,911	48.3%	341,418	63.2%
Cash and cash equivalents	267,872	38.6	137,036	25.3
Restricted cash	91,264	13.1	62,357	11.5
Total cash, cash equivalents, restricted cash and investments	$695,047	100.0%	$540,811	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at September 30, 2025 and December 31, 2024 consisted mainly of U.S. government and agency securities, securities of investment-grade corporate issuers, mortgage-backed securities, and states, municipalities and political subdivisions. Our equity holdings as of September 30, 2025 and December 31, 2024 consisted of mutual funds and common stock. At September 30, 2025, approximately 82.8% of our fixed maturities were U.S. Treasuries or corporate bonds rated "A" or better, and 17.2% were corporate bonds rated "BBB" or "BB".

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,330,000,000 for a first occurrence and $1,676,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $29,750,000 ($14,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $15,750,000 (retained separately by the Company's captive). The Company has purchased second and third event retrocession coverage, reducing its second event GAAP retention to $18,500,000 ($14,000,000 STAT retained by AmCoastal, $4,500,000 retained separately by the Company's captive) and third event GAAP retention to $3,750,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-203-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by blending the AIR 10, AIR 11.5, RMS 22 and RMS 23 catastrophe models using long-term catalogs including demand surge and based on total insured value at September 30, 2025 of $69 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

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

In addition to the programs described above, AmCoastal purchased a new catastrophe aggregate excess of loss coverage (the “CAT Agg” agreement) to mitigate our catastrophe frequency risk. This agreement provides coverage for in-force, new and renewal business. Effective January 1, 2025, the new CAT Agg agreement provides $40,000,000 of aggregate limit (with a $20,000,000 per occurrence cap) in excess of zero after the $40,000,000 annual aggregate deductible has been met. The CAT Agg agreement limits our losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2025.

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

(3) Net premiums earned based on estimated subject premiums at June 1, 2025.

(4) This treaty was amended on June 1, 2025 to include reinstatement, resulting in additional premium and aggregate losses.

(5) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

(6) Net premiums earned based on estimated subject premiums at June 1, 2024.

The table below outlines our external quota share agreements in effect for the nine months ended September 30, 2025 and 2024.

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

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025 to June 1, 2026.

AMERICAN COASTAL INSURANCE CORPORATION

Reinsurance costs as a percentage of gross earned premium during the three and nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Three Months Ended September 30,
Non-at-Risk	(0.3)%	(0.5)%
Quota Share	(12.8)%	(16.2)%
All Other	(37.2)%	(36.8)%
Total Ceding Ratio	(50.3)%	(53.5)%

Nine Months Ended September 30,
Non-at-Risk	(0.3)%	(0.3)%
Quota Share	(14.7)%	(24.7)%
All Other	(38.6)%	(32.9)%
Total Ceding Ratio	(53.6)%	(57.9)%

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Quota Share	$(9,302)	$(14,615)	$(63,087)	$(80,749)
Excess-of-loss	42	(9,110)	(221,414)	(236,930)
Equipment, identity theft, and cyber security	(273)	(542)	(1,758)	(1,847)
Ceded premiums written	(9,533)	(24,267)	(286,259)	(319,526)
Change in ceded unearned premiums	(72,406)	(61,425)	23,474	44,126
Ceded premiums earned	$(81,939)	$(85,692)	$(262,785)	$(275,400)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	2025			2024
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	2	$4,800	6.4%
All other catastrophe loss events	3	425	0.5%	2	152	0.2%
Total	3	$425	0.5%	4	$4,952	6.6%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	2	$4,800	2.4%
All other catastrophe loss events	3	425	0.2%	6	356	0.2%
Total	3	$425	0.2%	8	$5,156	2.6%

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

Unpaid losses and LAE totaled $188,703,000 and $322,087,000 as of September 30, 2025 and December 31, 2024, respectively.

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

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

ACIC net income for the three months ended September 30, 2025 increased $4,364,000, or 15.5%, to net income of $32,483,000 for the third quarter of 2025 from $28,119,000 for the same period in 2024. All of this income is attributable to continuing operations for the three months ended September 30, 2025, an increase of $4,814,000 from $27,669,000 of income from continuing operations for the same period in 2024. Quarter-over-quarter revenues increased, driven by an increase in net premiums earned. This was partially offset by increased expenses quarter-over-quarter, driven by an increase in policy acquisition costs and general and administrative expenses, partially offset by decreased loss and loss adjustment expenses.

Revenue

Our gross written premiums decreased $21,204,000, or 22.8%, to $71,812,000 for the third quarter ended September 30, 2025 from $93,016,000 for the same period in 2024 as we looked to manage exposure during the quarter. Gross premium earned increased $2,579,000, or 1.6%, to $162,757,000 for the third quarter ended September 30, 2025 from $160,178,000 for the same period in 2024. Ceded premiums earned decreased $3,753,000, or 4.4%, to $81,939,000 for the third quarter ended September 30, 2025 from $85,692,000 for the same period in 2024. The breakdown of the quarter-over-quarter change in these premiums and new and renewal policies are shown in the tables below. More detail regarding our ceded premiums can be seen in our analysis of financial condition above.

($ in thousands)	Three Months Ended September 30,
	2025	2024	Change
Gross premiums written	$71,812	$93,016	$(21,204)
Change in gross unearned premiums	90,945	67,162	23,783
Gross premiums earned	162,757	160,178	2,579
Ceded premiums written	(9,533)	(24,267)	14,734
Change in ceded unearned premiums	(72,406)	(61,425)	(10,981)
Ceded premiums earned	(81,939)	(85,692)	3,753
Net premiums earned	$80,818	$74,486	$6,332

	Three Months Ended September 30,
	2025	2024	Change
New and Renewal Policies	578	626	(48)

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the three months ended September 30, 2025 increased $2,618,000, or 5.7%, to $48,690,000 from $46,072,000 for the same period in 2024. The increase in expenses was primarily due to an increase in policy acquisition costs. This was offset in part by a decrease in losses and loss adjustment expenses, while general and administrative expenses remained relatively flat. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2025	2024	Change
Net loss and LAE	$9,211	$11,774	$(2,563)
% of Gross earned premiums	5.7%	7.4%	(1.7)	pts
% of Net earned premiums	11.4%	15.8%	(4.4)	pts
Less:
Current year catastrophe losses	$425	$4,953	$(4,528)
Prior year reserve favorable development	(1,124)	(1,357)	233
Underlying loss and LAE (1)	$9,910	$8,178	$1,732
% of Gross earned premiums	6.1%	5.1%	1.0	pts
% of Net earned premiums	12.3%	11.0%	1.3	pts

(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended September 30,
	2025	2024	Change
Policy acquisition costs	$25,439	$20,942	$4,497
General and administrative	11,321	10,289	1,032
Total operating expenses	$36,760	$31,231	$5,529
% of Gross earned premiums	22.6%	19.5%	3.1	pts
% of Net earned premiums	45.5%	41.9%	3.6	pts

Loss and LAE decreased by $2,563,000, or 21.8%, to $9,211,000 for the third quarter of 2025 from $11,774,000 for the third quarter of 2024. Loss and LAE expense as a percentage of net earned premiums decreased 4.4 points to 11.4% for the third quarter of 2025, compared to 15.8% for the third quarter of 2025. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the third quarter of 2025 was 6.1%, an increase of 1.0 point, from 5.1% for the third quarter of 2024.

Policy acquisition costs increased by $4,497,000, or 21.5%, to $25,439,000 for the third quarter of 2025 from $20,942,000 for the third quarter of 2024, due to an increase in external management fees of $3,726,000, primarily as the result of an increase in our commission accrual for 2025. In addition, reinsurance ceding commission income decreased $810,000, driven by a decrease in our quota share cession rate from 20% to 15%, effective June 1, 2025.

General and administrative expenses increased by $1,032,000, or 10.0%, to $11,321,000 for the third quarter of 2025 from $10,289,000 for the third quarter of 2024, driven by increased salary related expenses of $1,242,000 as we expand our underwriting and compliance departments in 2025 to support our growth initiatives.

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

ACIC net income for the nine months ended September 30, 2025 increased $9,501,000, or 13.4%, to $80,273,000 from $70,772,000 for the same period in 2024. Of this income, $80,231,000 is attributable to continuing operations for the nine months ended September 30, 2025, an increase of $9,780,000 from $70,451,000 for the same period in 2024. Year-over-year revenues increased 14.6%, driven by an increase in net premiums earned. This increase in revenue was offset in part by increased policy acquisition costs year-over-year, partially offset by decreased general and administrative expenses and losses and loss adjustment expenses.

Revenue

Our gross written premiums decreased $9,056,000, or 1.8%, to $498,010,000 for the nine months ended September 30, 2025 from $507,066,000 for the same period in 2024, driven by a decrease in premium written in the third quarter as we managed our exposure. Gross premium earned increased $14,420,000, or 3.0%, to $490,318,000 for the nine months ended September 30, 2025 from $475,898,000 for the same period in 2024. Ceded premiums earned decreased $12,615,000, or 4.6%, to $262,785,000 for the nine months ended September 30, 2025 from $275,400,000 for the same period in 2024. The breakdown of the year-over-year change in these premiums and new and renewal policies are shown in the tables below. More detail regarding our ceded premiums can be seen in our analysis of financial condition above.

($ in thousands)	Nine Months Ended September 30,
	2025	2024	Change
Gross premiums written	$498,010	$507,066	$(9,056)
Change in gross unearned premiums	(7,692)	(31,168)	23,476
Gross premiums earned	490,318	475,898	14,420
Ceded premiums written	(286,259)	(319,526)	33,267
Change in ceded unearned premiums	23,474	44,126	(20,652)
Ceded premiums earned	(262,785)	(275,400)	12,615
Net premiums earned	$227,533	$200,498	$27,035

	Nine Months Ended September 30,
	2025	2024	Change
New and Renewal Policies	3,306	3,015	291

AMERICAN COASTAL INSURANCE CORPORATION

Expenses

Expenses for the nine months ended September 30, 2025 increased $19,370,000, or 15.3%, to $146,062,000 from $126,692,000 for the same period in 2024. The increase in expenses was primarily due to an increase in policy acquisition costs year-over-year. This was partially offset by decreased general and administrative expenses and loss and loss adjustment expenses year-over-year. The details of these changes can be seen below.

	Nine Months Ended September 30,
	2025	2024	Change
Net loss and LAE	$36,140	$39,525	$(3,385)
% of Gross earned premiums	7.4%	8.3%	(0.9)	pts
% of Net earned premiums	15.9%	19.7%	(3.8)	pts
Less:
Current year catastrophe losses	$425	$5,156	$(4,731)
Prior year reserve favorable development	(4,593)	(2,379)	(2,214)
Underlying loss and LAE (1)	$40,308	$36,748	$3,560
% of Gross earned premiums	8.2%	7.7%	0.5	pts
% of Net earned premiums	17.7%	18.3%	(0.6)	pts

(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Nine Months Ended September 30,
	2025	2024	Change
Policy acquisition costs	$73,162	$44,476	$28,686
General and administrative	28,605	33,479	(4,874)
Total operating expenses	$101,767	$77,955	$23,812
% of Gross earned premiums	20.8%	16.4%	4.4	pts
% of Net earned premiums	44.7%	38.9%	5.8	pts

Loss and LAE decreased $3,385,000, or 8.6%, to $36,140,000 for the nine months ended September 30, 2025 from $39,525,000 for the same period in 2024. Loss and LAE expense as a percentage of net earned premiums decreased 3.8 points to 15.9% for the nine months ended September 30, 2025, compared to 19.7% for the same period in 2024. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the nine months ended September 30, 2025 was 8.2%, an increase of 0.5 points, from 7.7% during the nine months ended September 30, 2024.

Policy acquisition costs increased $28,686,000, or 64.5%, to $73,162,000 for the nine months ended September 30, 2025 from $44,476,000 for the same period in 2024. The primary driver of the increase was a decrease in ceding commission income of $15,973,000 as the result of the Company's decrease in quota share reinsurance coverage from 40% to 20%, effective June 1, 2024 and from 20% to 15%, effective June 1, 2025. External management fees also increased $12,643,000 as a result of a one percent increase in the management fee and profit share accrual pursuant to the renewal terms of the contract with AmRisc, LLC effective June 1, 2024.

General and administrative expenses decreased $4,874,000, or 14.6%, to $28,605,000 for the nine months ended September 30, 2025 from $33,479,000 for the same period in 2024, largely driven by a non-recurring employee retention tax credit refund of $4,469,000 submitted to the Internal Revenue Service in 2022 and received during the first half of 2025. This non-recurring refund was previously disclosed in our Annual Report on Form 10-K, filed on March 10, 2025, as a gain contingency. Overall, employee compensation decreased $1,504,000, inclusive of this refund. In addition, external spending for professional and consulting services decreased $388,000 year-over-year, audit fees decreased $352,000 and legal fees decreased $1,248,000. Finally, overhead including software and equipment costs and depreciation and amortization decreased $998,000 year-over-year.

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

The Company made a capital contribution of $8,269,000 to its reinsurance subsidiary, Shoreline Re during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company made capital contributions of $1,265,000 to its reinsurance subsidiary, Shoreline Re. We may make future contributions of capital to our insurance subsidiaries as circumstances require.

During the nine months ended September 30, 2025, the Company received a dividend of $23,000,000 from AmCoastal.

In September 2023, we entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market” offerings. The Agent is not required to sell any specific amount of Shares but has agreed to act as our sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of September 30, 2025, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$118,777	$241,907
Net cash provided by (used in) investing activities	17,295	(162,904)
Net cash provided by financing activities	$774	$11,621

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

During the nine months ended September 30, 2025, we experienced cash inflows of $118,777,000 compared to $241,907,000 during the nine months ended September 30, 2024. This change was driven by a decrease in the change in reinsurance payable of $68,695,000 and a decrease in the change in reinsurance recoverable of $74,531,000, partially offset by a decrease in the change in unpaid loss and loss adjustment expenses of $42,051,000. The change in reinsurance payable can be attributed to the pricing change in the renewal of our core catastrophe program in 2025, with the risk adjusted decrease being -12.4%. The change in unpaid loss and loss adjustment expenses and the corresponding reinsurance recoverable balance is attributed to the continued settlement of catastrophe claims with no similar activity occurring in 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the nine months ended September 30, 2025, net sales of investments totaled $12,896,000 compared to net purchases of investments of $162,893,000 during the nine months ended September 30, 2024. We also had net proceeds from the sale of our former subsidiary, IIC, of $4,495,000 in 2025.

Financing Activities

The principal cash outflows from our financing activities come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the nine months ended September 30, 2025, cash provided by financing activities totaled $774,000, compared to $11,621,000 provided by financing activities for the nine months ended September 30, 2024. The decrease in inflow in 2025 is attributed to the proceeds received from the issuance of our common stock, primarily under our at the market program described above during 2024.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2025, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, including interest rate risk related to changes in interest rates in the Company's fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of the Company's fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company had no material changes in market risk during the quarter ended September 30, 2025.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the Company's evaluation, the Company's management concluded that its internal control over financial reporting was effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company's internal control performed during the fiscal year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On October 20, 2023, the Company received notice that the Florida Department of Financial Services ("DFS") filed a notice of claim and demand for tender of policy limits under the Company's director and officer insurance policy (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPC's insolvency. The Claim demands immediate tender of the Company's director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim; however, due to the Company's indemnification obligation, during 2023, the Company accrued the policy retention amount of $1,500,000. This claim remains open as of September 30, 2025.

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

As of September 30, 2025, we market our apartment insurance product through a network of 10 independent wholesalers. These wholesalers and their brokers own the customer relationships and are not under our direct control. Our contracts restrict us from directly soliciting their policyholders, and most brokers also represent competing insurers. As a result, we must continually compete for their attention and business. Competitors may offer broader product options, lower premiums, or higher broker commissions. Consequently, our success depends heavily on the strength of our broker relationships and our ability to offer competitive, well-aligned insurance solutions. Losing any of these wholesale relationships—or failing to attract, retain, or motivate new brokers—could negatively impact new business production and retention of in-force policies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2025, the Company did not sell any unregistered equity securities or repurchase any of its equity securities.

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

AMERICAN COASTAL INSURANCE CORPORATION

November 6, 2025	By:	/s/ B. Bradford Martz
B. Bradford Martz, President & Chief Executive Officer (principal executive officer and duly authorized officer)

November 6, 2025	By:	/s/ Svetlana Castle
Svetlana Castle, Chief Financial Officer (principal financial officer and principal accounting officer)