Form 10-K
period 2025-12-31
AMERICAN COASTAL INSURANCE Corp
filed 2026-03-09
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to _____

Commission File Number 001-35761

American Coastal Insurance Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-3241967
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

570 Carillon Parkway, Suite 100
St. Petersburg, Florida	33716
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of shares of the registrant’s common stock held by non–affiliates of the registrant was approximately $277,582,000 as of June 30, 2025, calculated using the closing sales price reported for such date on the Nasdaq Stock Market LLC (Nasdaq). For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2026, 48,656,205 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.

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
•
the regulatory, economic and weather conditions present in Florida, the state in which we write business;
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
•
risks and uncertainties relating to our acquisitions, mergers, dispositions and other strategic transactions;
•
risks associated with investments in which we share ownership or management with third parties;
•
our ability to generate sufficient cash to service all of our indebtedness and comply with covenants and other requirements related to our indebtedness;
•
our ability to maintain our market share;
•
changes in the regulatory environment present in the state in which we operate;
•
the impact of new federal or state regulations that affect the insurance industry;
•
the cost, viability and availability of reinsurance;
•
our ability to collect from our reinsurers or others on our reinsurance claims;
•
our ability to accurately price the risks we underwrite and the effectiveness of our loss limitation methods;
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
•
provisions in our charter documents that may make it harder for others to obtain control of us; and
•
other risks and uncertainties described in this report, including under “Risk Factors” in Part I, Item 1A.

We caution you to not place reliance on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

AMERICAN COASTAL INSURANCE CORPORATION

PART I

Item 1. Business

INTRODUCTION

Company Overview

American Coastal Insurance Corporation (referred to in this Form 10-K as we, our, us, the Company or ACIC) is a holding company primarily engaged in the commercial property and casualty insurance business with investments in the United States. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. We conduct our business principally through our wholly owned insurance subsidiary, American Coastal Insurance Company (AmCoastal). The Company also previously wrote insurance outside of Florida through Interboro Insurance Company (IIC); however, on April 1, 2025, the Company completed the sale of IIC. The details of this transaction are described below. Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “American Coastal Insurance Corporation,” which is the preferred brand identification for our Company.

Our Company’s revenue is generated from writing insurance in Florida. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas. In 2023, our former insurance subsidiary that wrote personal residential business in six states, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (the "DFS"), which divested our ownership of UPC. The results of this subsidiary for periods prior to receivership, now included within discontinued operations, can be seen in Note 4 of the Notes to Consolidated Financial Statements below. Discussion of 2023 and 2024 related to UPC can be found in our 2023 and 2024 Forms 10-K.

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

Financial strength or stability ratings are important to insurance companies in establishing their competitive position and may impact an insurance company’s ability to write policies. We are rated by Demotech and Kroll Bond Rating Agency (Kroll). Demotech maintains a letter-scale financial stability rating system ranging from A’’ (A double prime) to L (licensed by insurance regulatory authorities). Kroll maintains a letter-scale financial strength rating system for insurance companies ranging from AAA (extremely strong operations and no risk) to R (operating under regulatory supervision). The financial strength or stability ratings of our insurance company subsidiary as of December 31, 2025 are listed below. With these ratings, we expect our property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.

Subsidiary	Demotech Rating	Kroll Rating
AmCoastal	A	A-
ACIC		BBB-

Our Strategy

Our vision is to be a top-quartile underwriter of catastrophe-exposed property insurance. Our plan is to focus primarily on low-rise commercial property insurance in Florida. We write our condominium product through our exclusive managing general agency agreement and long-term partnership with AmRisc. In addition, in 2025 we began writing our apartment and assisted living products through our affiliated managing general agency Skyway Underwriters. The Company’s continuous portfolio optimization process strives to balance our risk appetite and underwriting profit opportunities with our available capital and reinsurance capacity to achieve consistent and sustainable underwriting profitability for the Company and its reinsurers over time.

AMERICAN COASTAL INSURANCE CORPORATION

We desire to have the right combination of price, underwriting rules, deductibles and coverages to earn a return on capital that exceeds our cost of capital throughout the insurance market cycle. The Company also seeks to have risks maintain an appropriate insurance to value through re-underwriting and inspections of each property every three years to ensure it meets or exceeds our underwriting guidelines with verified data quality and integrity regarding the key risk characteristics of our covered properties.

PRODUCTS AND DISTRIBUTION

Commercial Residential Products

We provide commercial multi-peril property insurance for residential condominium associations, apartments and assisted living facilities in Florida. We include coverage to policyholders for loss or damage to buildings, inventory or equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism.

Not-At-Risk Offerings

On our equipment breakdown, identity theft, and flood policies we earn a commission while retaining no risk of loss, since all such risk is ceded to other private companies (other risks).

Underwriting

We price our products at levels that we project will generate an acceptable underwriting profit. We aim to accurately underwrite the risk and profitability of each potential policy. The Company uses pricing algorithms, judgment-based rating and consent to rate methodologies that consider historical attritional loss costs for the rating territory in which the risk resides, as well as modeled expected losses for catastrophes and projected reinsurance costs based on the specific geographic and structural characteristics of the property. We seek to optimize our portfolio by managing our probable maximum loss (PML), total insured value (TIV) and average annual loss (AAL). As a part of this optimization process, we use the output from third-party modeling software to analyze our risk exposures, including wind exposures, by zip code or street address. We also utilize AI technology to assist with the intake process and the underwriting evaluation process (including both guidelines and building characteristics).

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

Distribution Channels

Our condominium policies are marketed and distributed by AmRisc through a network of independent agencies managed by AmRisc that specialize in commercial residential insurance. AmRisc is an unaffiliated third party and represents 100% of our condominium revenue based on our exclusive agreement in Florida.

Our apartment and assisted living facility policies are marketed and distributed by Skyway Underwriters through multiple wholesaler partners that specialize in commercial residential insurance. These wholesalers represented 100% of our apartment and assisted living facility revenue.

The Company believes wholesale partners build relationships in their communities that can lead to profitable business and policyholder satisfaction. We believe we have built significant credibility and loyalty with the wholesale communities in Florida through (i) our frequent in-depth communications on our products and (ii) our expectations and goals for our relationships with each wholesaler.

Typically, our wholesale partners represent several insurance companies for commercial product lines. We depend on these partners to produce new business for us. We compensate our wholesale partners primarily with fixed-rate commissions that we believe are consistent with those generally prevailing in the market. 100% of our premiums and policies are concentrated in the state of Florida.

COMPETITION

AMERICAN COASTAL INSURANCE CORPORATION

The property and casualty insurance market in the United States is highly competitive and rapidly changing. Our primary competitors range from large national property and casualty insurance companies that write most classes of business using traditional products and pricing to small and mid-size regional insurance companies that provide specialty coverages.

We compete primarily on the basis of policy features, the strength of our distribution network and the quality of our services to our partners and policyholders. This pricing segmentation approach allows us to offer products in areas that have a high demand for property insurance yet are under-served by the national carriers. However, we face the risk that policyholders may be able to obtain more favorable terms from competitors rather than renewing coverage with us.

Our ability to compete is dependent on a number of factors. One factor is the financial strength or stability ratings assigned to our insurance subsidiary by independent rating agencies. A downgrade in these ratings could negatively impact our position in the market. Another factor is that we must attract and retain key employees and highly skilled people in order to be successful in the market. There is intense competition in our industry which could lead to higher-than-expected employee turnover or difficulty attracting new employees. Finally, technological advancements and innovation in the insurance industry, including the use of artificial intelligence, provide opportunities for a competitive advantage. Advancements and innovation are being used in all aspects of the industry including digital-based distribution methods, underwriting and claims handling. We continue to leverage the technology that we have and to make substantial investments into new technology in an effort to gain an advantage over our competitors.

REGULATION

We are subject to extensive regulation in the jurisdiction in which our insurance company subsidiary is domiciled and licensed to transact business, primarily at the state level. AmCoastal is domiciled in Florida. In general, these regulations are designed to protect the interests of insurance policyholders.

Such regulations have a substantial effect on certain areas of our business, including:

•
insurer solvency,
•
reserve adequacy,
•
insurance company licensing and examination,
•
agent and adjuster licensing,
•
rate setting, underwriting rules and coverage forms,
•
investments,
•
assessments or other surcharges for guaranty funds,
•
transactions with affiliates,
•
the payment of dividends,
•
reinsurance,
•
protection of personally identifiable information,
•
risk solvency assessment and enterprise risk management,
•
cybersecurity,
•
statutory accounting methods, and
•
numerous requirements relating to other areas of insurance operations, including policy forms, underwriting standards and claims practices.

Our insurance subsidiary provides audited statutory financial statements to the various insurance regulatory authorities. With regard to periodic examinations of an insurance company’s affairs, insurance regulatory authorities, in general, defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities from any state in which we operate may conduct examinations at their discretion.

In 2023, the FLOIR notified the Company of a statutory financial examination of AmCoastal as of December 31, 2023, which commenced in 2024 and concluded prior to December 31, 2025, with no findings. In 2025, the FLOIR notified the Company of a targeted market conduct examination related to AmCoastal's Hurricane Ian claims handling operations. This concluded prior to

AMERICAN COASTAL INSURANCE CORPORATION

December 31, 2025, and the Company agreed to enter into a Consent Order wherein the Company was fined $400,000 related to the findings of the examination.

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

The level of required RBC is calculated and reported annually. The table below outlines our subsidiary's RBC ratio, which was in excess of minimum requirements, as of December 31, 2025.

Subsidiary	RBC Ratio
AmCoastal	1,757%

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

Limitations on Dividends by Insurance Subsidiaries

As a holding company with no significant business operations of our own, we rely on payments from our insurance subsidiary as one of the principal sources of cash to pay dividends and meet our obligations. Our insurance affiliate is regulated as a property and casualty insurance company and its ability to pay dividends is restricted by Florida law.

The state laws of Florida permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains or adjusted net investment income. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiary's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

For additional information regarding those restrictions, see Part II, Item 5 and Part I, Item 1A of this report.

AMERICAN COASTAL INSURANCE CORPORATION

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

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge our insurance affiliate for services (i.e., management fees and commissions). The Company allocates a portion of relevant expenses to AmCoastal for statutory accounting purposes at cost.

AmRisc, a managing general underwriter, handles the underwriting, claims processing and premium collection for our AmCoastal condominium business written in Florida. In return, AmRisc is reimbursed through monthly management fees.

Skyway Underwriters, our managing general agency, handles the underwriting and premiums collection for our AmCoastal apartment and assisted living business written in Florida. In return, Skyway Underwriters is reimbursed through monthly management fees.

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

There is a growing consensus today that the frequency and severity of catastrophic events or severe weather conditions is increasing as a result of climate change. We recognize current trends and potential financial impact are not sustainable. As a result, we have taken the following steps to improve our environmental footprint and reduce our contribution to climate change:

•
Reducing waste: paperless policy document delivery option and investment in paperless technologies;
•
Eco-friendly disposal of retired equipment and electronics;
•
Installed filtered water dispensers throughout our offices to promote re-usable bottles over disposables;
•
Utilization of recycling bins throughout our offices;

AMERICAN COASTAL INSURANCE CORPORATION

•
Maintenance of a hybrid and remote work environment to both enhance productivity and curb the impact of daily commuting; and
•
Use of energy-efficient LED lighting, motion-activated lighting, and programmable thermostats to reduce energy use.

ACIC continuously monitors our environmental footprint and will continue to take steps to reduce this footprint where possible. Previously, we made an aspirational commitment to achieve net-zero carbon emissions in our operations and through our value chain by no later than 2030. While we continue to evaluate data and guidance as it becomes clearer, we believe further analysis is necessary and achieving net-zero will take longer than we initially believed. As a result, we may need to change or recalibrate our goals in line with improved data and as climate science, regulatory requirements and market practices regarding standards, methodologies and measurements evolve. Our climate risk analysis and strategy remain under development and subject to evolution over time. As such, as of December 31, 2025, we cannot provide a timeline for achieving a net-zero carbon emission commitment.

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

Our Board of Directors has several committees, including an Audit Committee, a Compensation and Benefits Committee, a Nominating and Corporate Governance Committee, Risk Management Committee, and an Investment Committee. All members of these committees qualify as independent directors under Securities and Exchange Commission (SEC) and Nasdaq standards, as well as under the independence standards specific to their committees. Our Nominating and Corporate Governance Committee is responsible for oversight of our ESG processes and initiatives. ACIC has also committed to adding at least two new directors to our Board of Directors to improve overall diversity at the highest level of corporate governance.

HUMAN CAPITAL MANAGEMENT

Diversity and Employment Statistics

As of December 31, 2025, we had 68 employees, of which 11 worked in our Claims Department, and 10 worked in our Sales and Underwriting Department, respectively. These employees have regular direct contact with our vendors, agencies, or customers. We are not party to any collective bargaining agreements and we have not experienced any work stoppages or strikes as a result of labor disputes.

The following table shows the diversity in our workforce population at December 31, 2025 and how this diversity has changed from December 31, 2024.

AMERICAN COASTAL INSURANCE CORPORATION

	Gender (1)	Change from December 31, 2024	Race (1)	Change from December 31, 2024
Executive Officers	28.6%	0.0 points	28.6%	0.0 points
Management Team (2)	44.6%	5.7 points	13.9%	7.4 points
All Other Employees	44.0%	7.9 points	12.0%	(10.2) points

(1) Information regarding gender and race is based on information provided by employees.

(2) Our management team is comprised of employees in supervisory roles at the manager and director level or above.

We believe that inclusion and diversity start at the top. In 2021, we appointed a female leader within our organization to serve as our General Counsel. In addition, in January 2024, we appointed a new female leader from outside of our organization to serve as our Chief Financial Officer. Furthermore, AmCoastal appointed two female directors in 2024. With three of the seven members of our executive leadership team as of December 31, 2025 comprised of underrepresented groups, we believe this is strong evidence of our commitment to our ESG goals.

Oversight and Management

We recognize the diversity of our policyholders, team, and geographic markets, and believe in creating an inclusive environment that represents a variety of backgrounds. Working under these principles, our Human Resources Department is tasked with recruiting, hiring, onboarding, performance management, and managing employee-related matters.

We believe in transparency at all levels at ACIC. On a monthly basis, an all-employee meeting is held where our executive officers and senior management recognize employees for their continued success, discuss new and ongoing company initiatives, and address any concerns our employees may have. In addition, the leaders in each department assist our executive officers in maintaining our culture and implementing our core values at all levels of the organization.

Total Rewards

We believe that our future success largely depends upon our ability to attract and retain highly skilled employees. To ensure we are successful in this, we provide our employees with the following:

•
Competitive salaries and bonuses;
•
Tuition reimbursement;
•
Paid parental leave; and
•
Robust employee benefit packages that include:
o
Health care;
o
Vision;
o
Dental;
o
Retirement program;
o
Paid time off; and
o
Employee assistance program that provides emotional support, legal services and financial services.

As a part of our retention efforts, we also invest in ongoing development for all employees, and attempt to fill vacant senior or leadership roles through internal promotion when possible. Voluntary attrition was 3.0% for the year ended December 31, 2025.

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

Segments

We conduct our operations under one reportable operating segment. Our chief operating decision maker is our President and CEO, who makes decisions to allocate resources and assesses performance.

AMERICAN COASTAL INSURANCE CORPORATION

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

Our property and casualty insurance operations expose us to risks arising from catastrophes. Catastrophes can be caused by various natural events, including but not limited to hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hail, sinkholes, severe winter weather and fires, or man-made events, such as terrorist attacks (including those involving nuclear, biological, chemical or radiological events), cybercrimes or consequences of war or political instability. We may incur catastrophe losses that exceed the amount of:

•
catastrophe losses experienced in prior years;
•
catastrophe losses projected to be incurred, using third-party catastrophe modeling software;
•
catastrophe loss estimates used to develop prices for our products; or
•
our current reinsurance coverage (which would cause us to have to pay such excess losses).

The frequency and severity of weather conditions are inherently unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur. We write all of our policies in Florida, a state that has experienced significant hurricanes in recent years, which some weather analysts believe is consistent with a period of sustained greater hurricane activity. There is a growing consensus today that climate change is increasing the frequency and severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide insurance to our policyholders in the future. In addition, increased catastrophic events could result in increased credit exposure to the reinsurers we transact business with. Our actual losses from catastrophic events may be larger than anticipated should our reinsurers fail to meet their obligations.

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

AMERICAN COASTAL INSURANCE CORPORATION

at all. In addition to catastrophes, the accumulation of losses from several smaller weather-related events in any reporting period may have a similar impact to our results of operations and financial condition.

Because we conduct all of our business in Florida, our financial results substantially depend on, and could be adversely affected by, the regulatory, legal, economic, political, demographic, competitive and weather conditions present in that state.

As of December 31, 2025, all of our policies in-force were written in Florida and all of our TIV was in Florida. Therefore, the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida will have a significant impact on our revenues and profitability. Furthermore, changes in such conditions in Florida could make doing business in Florida less attractive for us, which could have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

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

AmCoastal has a managing agency contract (the MGA contract) with AmRisc, pursuant to which AmRisc serves as AmCoastal’s managing general agent for binding and writing commercial residential property lines for condominium, townhome and homeowners association insurance written in Florida. The contract between AmCoastal and AmRisc is exclusive. Under the MGA contract with AmCoastal, AmRisc must produce a certain volume of business for AmCoastal. Therefore, failure of AmRisc to produce the required volume of business could cause us to lose substantial premiums and could require us to seek one or more alternative managing general agents. If we were unable to find one or more replacement managing general agents, our revenues could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Given the concentration of AmCoastal’s commercial business and operations with AmRisc, AmRisc may have substantial leverage in negotiations with AmCoastal regarding the MGA contract, and amendments to the terms and conditions of the MGA contract or other changes to the commercial relationship between AmRisc and AmCoastal could have a material adverse effect on our business, financial condition and results of operations. Following the termination or expiration of the MGA contract, AmCoastal’s ability to compete for and solicit renewals of business previously underwritten by AmRisc may be limited by legal, commercial and other impediments, including AmRisc’s relationship with other insurance producers that control the business. Such impediments could have a material adverse effect on our financial condition and results of operations due to the concentration of AmCoastal’s business with AmRisc.

As of December 31, 2025, we market our apartment and assisted living insurance products through a network of multiple independent wholesalers. These wholesalers and their brokers own the customer relationships and are not under our direct control. Our contracts restrict us from directly soliciting their policyholders, and most brokers also represent competing insurers. As a result, we must continually compete for their attention and business. Competitors may offer broader product options, lower premiums or higher broker commissions. Consequently, our success depends heavily on the strength of our broker relationships and our ability to offer competitive, well-aligned insurance solutions. Losing any of these wholesale relationships, or failing to attract, retain or motivate new brokers, could negatively impact new business production and retention of in-force policies.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Our insurance subsidiary is subject to assessments levied by various governmental and quasi-governmental entities in Florida. For example, in May 2023, Florida enacted a consumer protection law that increased the maximum administrative fines that may be levied on insurance companies by the FLOIR by 250% generally, and 500% for violations stemming from a state of emergency such as a hurricane. While we may have the ability to recover these assessments from policyholders through policy surcharges in Florida, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our financial statements and may have a material adverse effect on our results of operations in a particular reporting period.

We have identified and remediated material weaknesses in our internal control over financial reporting. Our failure to maintain adequate internal controls could have a material adverse effect on our business, financial condition, results of operations and stock price.

“Internal control over financial reporting” refers to those processes within a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to annually assess the effectiveness of our internal control over financial reporting. Management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023; however, this weakness was remediated as of December 31, 2024 as described in more detail in Part II, Item 9A of our 2024 Annual Report on Form 10-K, filed with the SEC on March 10, 2025.

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

We use computer systems to store, retrieve, evaluate and utilize customer, employee, company and third-party data and information. Our business is highly dependent upon our information technology systems and the ability of key vendors and third-party administrators to perform necessary business functions efficiently and without interruption. Our ability to process policies and adjust claims in a timely manner could be impaired by an unplanned shutdown or failure of one or more systems or facilities due to man-made or natural disruptions. These include an event leading to power outages, loss of facility access, a major internet failure, a pandemic or a failure of one or more of our information technology, telecommunications or other systems. Because our information technology and telecommunications systems interface with and often depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Despite our ongoing evaluation of potential attackers’ techniques and tactics and our efforts in monitoring, training, planning and prevention, there is no assurance that our security measures will provide fully effective protection from information technology disruptions, such as those caused by cyber-attacks, system failures, human error, unauthorized access, natural disasters or malicious software. Because modern technology platforms and the malicious techniques used to obtain unauthorized access or to sabotage systems

AMERICAN COASTAL INSURANCE CORPORATION

evolve rapidly, we may be unable to anticipate some techniques or to implement comprehensive counter measures. A material breach in the security of our information technology systems and data could include the theft of our confidential or proprietary information, including trade secrets, and the personally identifiable information of our customers, claimants, agents and employees. From time to time, we experience threats to our data and information technology systems, including system failures, service disruptions and attempts to gain unauthorized access. Disruptions or security breaches resulting in a loss or damage to our data or inappropriate disclosure of proprietary or confidential information, or the personally identifiable information of our customers, claimants, agents and employees, could cause significant damage to our reputation, adversely affect our relationships with our customers, result in litigation or regulatory investigations, increase remediation costs and/or regulatory penalties, and ultimately harm our business. Third parties to whom we outsource certain functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition and results of operations.

In addition, we may transmit, receive and store personally identifiable, confidential and proprietary information by any number of standard data transmission methods or other electronic means. We may be unable to keep such information confidential in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information. Furthermore, we are subject to compliance with laws and regulations enacted by U.S. federal and state governments, or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The compromise of personally identifiable, confidential or proprietary information could result in remediation costs, legal liability, regulatory action and reputational harm.

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

Furthermore, in recent years the SEC maintained a focus on cybersecurity. In August 2023, the SEC adopted new cybersecurity disclosure rules, aimed at enhancing and standardizing disclosures made by public companies regarding cybersecurity risk management, strategy, governance and incident reporting. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. AmCoastal, in particular, processes sensitive personal information of its policyholders, which exposes AmCoastal to heightened risk. Many regulators have indicated an intention to take more aggressive enforcement actions regarding cybersecurity matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

In connection with an acquisition, merger or other strategic transaction, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders’ percentage of ownership. As a result, there is a risk of transaction-related litigation. Such strategic transactions could pose numerous risks to our operations, including risks relating to:

•
incurring substantial unanticipated integration costs;
•
diverting significant management attention and financial resources from our other operations and disrupting our ongoing business during the integration process;
•
losing key employees, particularly those of the merged operations;
•
keeping existing customers and retaining the acquired or merged business’ customers;
•
failing to realize the strategic benefits, the potential cost savings or other financial benefits of the acquisitions or mergers;
•
incurring unanticipated liabilities or claims from the acquired businesses and contractually-based time and monetary limitations on the seller’s obligation to indemnify us for such liabilities or claims; and
•
limitations on our ability to access additional capital when needed.

We are also subject to a certain level of risk regarding the actual condition of the businesses that we acquire or merge with. Until we actually assume operating control of such businesses and their assets and operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired or merged entities and their operations. As a result, we may not be able to complete acquisitions, mergers or other strategic transactions or integrate the operations, products or personnel gained through any such acquisition, merger or other strategic transaction without a material adverse effect on our business, financial condition and results of operations.

AMERICAN COASTAL INSURANCE CORPORATION

We face risks associated with investments in which we share ownership or management with third parties.

From time to time, we have and may continue to invest in entities in which we share ownership or management with third parties. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such entities. As a result, we may face certain operating, financial, legal, regulatory, compliance and other risks relating to these entities, including, but not limited to, risks related to the financial strength of other investors; the willingness of other investors to provide adequate funding for the entity; differing goals, strategies, priorities or objectives between us and other investors; our inability to unilaterally implement actions, policies or procedures with respect to the entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the entity or other investors; and our inability to resolve disputes with other investors. As a result, investments in which we share ownership or management subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows.

Our Senior Notes place certain restrictions on our operations and our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our liquidity, financial condition and results of operations.

Our Senior Notes due 2027 (the "Senior Notes") place certain restrictions on the Company’s financial operations. Because we are a holding company, our assets consist primarily of the securities of our subsidiaries. The negative pledge provisions in the Senior Notes limit our ability to pledge securities of our subsidiaries and restrict dispositions of the capital stock of our subsidiaries. Our Senior Notes require us to maintain certain financial ratios and to comply with various operational and other covenants, including limitations on our ability to incur any indebtedness unless certain conditions are met. Details of these covenants can be found in Note 12 in our Notes to Consolidated Financial Statements. Our failure to comply with such restrictions, including as a result of events beyond our control, could result in an event of default and an acceleration of the maturity of the Senior Notes. We cannot assure you that our assets or cash flow would be sufficient to fully repay the Senior Notes, if accelerated, or that we would be able to restructure the payments on the Senior Notes. This could have a material adverse impact on our liquidity, financial condition and results of operations.

RISKS RELATED TO THE INSURANCE INDUSTRY

Because we are operating in a highly competitive market, we may lack the resources to control our market share, which could adversely impact our business and results of operations.

The property and casualty insurance industry is highly competitive, and we believe it will remain highly competitive for the foreseeable future. The principal competitive factors in our industry are price, service, coverage options, underwriting guidelines, commission structure, rating and financial condition. We compete with other property and casualty insurers that underwrite commercial property and casualty insurance in the same geographic areas in which we operate and some of those insurers have greater financial resources and have a longer operating history than we do. In addition, our competitors may offer products for alternative forms of risk protection that we presently do not offer or are not similarly regulated in the admitted market, which could adversely affect the sales of our products. Customers may turn to our competitors as a result of price, our failure to deliver on customer expectations, service flaws, technology issues, gaps in operational support or other issues affecting customer experience. We also compete with new companies that continue to enter the insurance market. We may have difficulty controlling our market share due to an increase in reinsurance costs, inflation which increases actual losses and loss adjustment expenses, and losses from the high frequency and severity of catastrophe events. Competition could limit our ability to retain existing business or to write new business at adequate rates, and such limitation may cause a material adverse effect on our results of operations and financial position.

In addition, industry developments could further increase competition in our industry. These developments could include:

•
an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better market conditions, more competitive premium pricing and/or more favorable policy terms;
•
an increase in programs in which state-sponsored entities provide commercial property insurance in catastrophe-prone areas;
•
changes in state regulatory climates; and
•
the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to us.

AMERICAN COASTAL INSURANCE CORPORATION

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available. If competition limits our ability to write new business at adequate rates or reduces our policy retention rates, our future results of operations would be adversely affected.

Changes in state regulation may adversely affect our results of operation and financial condition.

As a holding company with an operating insurance company subsidiary, we are subject to the laws and regulations of Florida. From time to time, states pass legislation, and regulators take action, that has the effect of limiting the ability of insurers to manage risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas, or mandating that insurers participate in residual markets. In addition, legislative initiatives and court decisions can seek to expand insurance coverage for insured losses beyond the original intent of the policies, which could cause our actual loss and loss adjustment expense to exceed our estimates. Further, our ability to adjust pricing to the extent necessary to offset losses or operating costs requires approval of insurance regulatory authorities.

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

The insurance industry is extensively regulated and supervised. Insurance regulatory authorities generally design insurance rules and regulations to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders, and other investors. This regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company's business. We are subject to comprehensive regulation and supervision by the Office of Insurance Regulation in Florida, the state in which our insurance subsidiary is domiciled and licensed. Florida regulations are unique and complex and subject to change.

We strive to maintain all required licenses and approvals. However, we may not fully comply with the wide variety of applicable laws and regulations. The relevant authority's interpretation of the laws and regulations also may change from time to time. Regulatory authorities have relatively broad discretion to impose fines, and grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals or do not comply with applicable regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. In addition, we may face individual and class action lawsuits by insureds and other parties for alleged violations of certain of these laws or regulations.

State statutes and administrative rules generally require each insurance company to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system. Failure to comply with such requirements may materially affect the operations, management or financial condition of the insurers. As part of its registration, the insurance company must identify material agreements, relationships and transactions with affiliates, including loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and other financial and non-financial components of an insurer’s business. Florida imposes restrictions or requires prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. For example, the FLOIR notified our subsidiary, AmCoastal and its officers and directors, that it was required to show why those officers and directors were not a substantial contributing cause of the insolvency of our former subsidiary, UPC, pursuant to section 624.4073 Fla. Stat., which prohibits officers and directors of insolvent insurers from serving as officers or directors of another insurer unless that officer or director demonstrates that their actions or omissions were not a significant contributing cause of the insolvency. We have been in discussions with the FLOIR and will continue working with the FLOIR on this issue. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success.

AMERICAN COASTAL INSURANCE CORPORATION

Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, from time to time, Congress has considered, and may in the future consider, proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. For example, the Dodd-Frank Act established a Federal Insurance Office (FIO) within the U.S. Department of Treasury to collect data on the insurance industry, recommend changes to the state system of insurance regulation and preempt certain state insurance laws. The potential impact on our business as a result of the Dodd-Frank Act and the FIO’s current and future recommendations remains unclear; however, the implementation of any federal insurance regulations that constrain our business opportunities or reduce investment flexibility could negatively impact our business.

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

As part of potential, or future, industry-wide investigations, we may from time to time receive requests for information from government agencies and authorities at the state or federal level. If we are subpoenaed for information by government agencies and authorities, potential outcomes could include law enforcement proceedings or settlements resulting in fines, penalties and/or changes in business practices that could have a material adverse effect on our results of operations. In addition, these investigations may result in changes to laws and regulations affecting the industry.

Changes to insurance laws or regulations, or new insurance laws and regulations, may be more restrictive than current laws or regulations and could significantly increase our compliance costs, which could have a material adverse effect on our results of operations and our prospects for future growth. Additionally, our failure to comply with certain provisions of applicable insurance laws and regulations could result in significant fines or penalties being levied against us and may have a material adverse effect on our results of operations or financial condition.

Our inability to obtain reinsurance on acceptable terms could increase our loss exposure or limit our ability to underwrite policies, which could adversely affect our results of operations and financial condition.

We use, and we expect to continue to use, reinsurance to help manage our exposure to property risks. Reinsurance is insurance for insurers and is fundamentally a promise by the reinsurer to pay possible future claims in exchange for the payment of a premium by the insurance company seeking reinsurance. Both the availability of reinsurance and the cost of reinsurance are subject to prevailing market conditions beyond our control, which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. Market conditions beyond our control determine the availability and cost of reinsurance. For example, reinsurance may be more difficult or costly to obtain after several years with higher frequencies of major catastrophes. We may be unable to reduce per event or aggregate retentions when renewing or replacing our coverage due, in part, to the frequency and severity of storms in prior years and the litigation trends in the state of Florida, which would increase our risk exposure and could ultimately lead to us paying higher claims. We provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms or other events in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we may have to reduce the amount of risk we underwrite or accept higher reinsurance costs. Any of these alternatives may have a material adverse effect on our results of operations and our financial condition.

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

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks, such as building condition, occupancy and distance to coast. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses and to earn a profit. While third-party administrators may underwrite on behalf of AmCoastal, we are responsible for setting the criteria under which our vendors operate. We must collect and properly analyze a substantial amount of data, closely monitor and timely recognize changes in trends and models and project both severity and frequency of losses with reasonable accuracy. Our ability to successfully perform these tasks is subject to a number of risks and uncertainties, some of which are outside of our control.

In addition, our underwriting process is generally designed to limit our exposure to known and manageable risks. Various provisions of our policies, such as limitations or exclusions from coverage, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. While our product exclusions and conditions may reduce the loss exposure to us and may eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void policy exclusions and conditions, or that legislation could be enacted modifying or barring the use of these exclusions and limitations.

Our results of operations and financial conditions could be materially and adversely impacted if any component of our underwriting process does not operate in its intended manner.

We may fail to pay claims accurately and timely, which could adversely affect our results of operations and financial condition.

We rely on internal claims personnel and an unaffiliated third-party claim administration vendor to evaluate and pay claims made under our policies in an accurate and timely manner. Commercial residential policies often cover several structures and result in complex claims. This level of complexity, along with factors such as (i) the accuracy of adjusters as they make their assessments and submit their estimates of damage, (ii) the training, background and experience of our claims representatives, and (iii) the ability of our claims personnel to maintain and update our claims processing procedures as laws and the litigation landscape change, could affect our ability to evaluate and pay claims in an accurate and timely manner. Any failure to pay claims accurately and timely could lead to litigation, undermine our reputation in the marketplace, negatively impact our corporate image and negatively affect our financial results.

AMERICAN COASTAL INSURANCE CORPORATION

Our investments are subject to market risks that may result in reduced returns or losses.

Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Investment Committee of the Board of Directors. Our investments are subject to market risks and risks inherent in individual securities. In particular, interest rates are highly sensitive to many factors, including monetary and fiscal policy, domestic and international economic and political issues, geopolitical events, economic sanctions, blockades and other factors beyond our control.

Our portfolio is primarily invested in fixed income securities, and changes in the general interest rate environment will affect our returns on, and the fair value of, our fixed maturity and short-term investments. A decline in interest rates reduces the interest rate payable on new fixed income investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduce the fair value of existing fixed maturities. The volatility of any losses may force us to liquidate securities, which may cause us to incur capital losses. Realized fixed income and equity losses and unrealized equity losses in our investment portfolio would generally reduce our book value and, if significant, could affect our ability to conduct business. In addition, defaults under, or impairments of, any of these investments as a result of financial problems with the issuer and, where applicable, its guarantor could reduce our net investment income and net realized investment gains or result in investment losses.

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

The fair value of our investment portfolio is also subject to valuation uncertainties. The valuation of investments is more subjective when the markets for these investments are illiquid and may increase the risk that the estimated fair value of our investment portfolio is not reflective of prices at which actual transactions would occur. Additionally, in the case of our private equity limited partnership interests, such valuations are determined by outside managers. Since the majority of our investments are held by our insurance subsidiary, significant decreases in the fair value of these investments will produce significant declines in the statutory surplus of our insurance business. A long-term material decline in statutory surplus could have an adverse effect on our financial strength ratings and our ability to write new and renewal insurance business, thus potentially reducing our future underwriting profits.

Our determination of the amount of credit allowances to record varies by investment type and is based upon our periodic evaluation and assessment of known and inherent credit risks associated with the respective investment type. We revise our evaluations and assessments as conditions change and new information becomes available, and we reflect changes in the credit allowance in our Consolidated Statements of Comprehensive Income (Loss). We base our assessment of whether a credit allowance is required, based on our case-by-case evaluation of the underlying reasons for the decline in fair value. However, we may not accurately assess whether a credit allowance is required and the recorded amounts for a credit allowance in our financial statements may be inadequate.

Federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages we currently benefit from, including those governing received deductions and tax credits, which could adversely affect the value of our investment portfolio.

AMERICAN COASTAL INSURANCE CORPORATION

The property and casualty insurance and reinsurance industries are historically cyclical and the pricing and terms for our products may decline, which would adversely affect our profitability.

Historically, the financial performance of the property and casualty insurance and reinsurance industries has been cyclical, characterized by periods of severe price competition and excess underwriting capacity, or “soft” markets, followed by periods of high premium rates and shortages of underwriting capacity, or “hard” markets. We cannot predict with certainty when such a period may occur or how long any given hard or soft market will last. Downturns in the property and casualty market may have a material adverse effect on our results of operations and our financial condition.

Losses from legal actions may materially affect our operating results, cash flows and financial condition.

Trends in the insurance industry regarding claims and coverage issues, such as increased litigation, the willingness of courts to expand covered causes of loss and juries awarding large damage awards, may contribute to increased litigation costs and increase our loss exposure under the policies that we underwrite.

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

We may be named a defendant in a number of legal actions relating to those emerging claim and coverage issues. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may result in increased costs associated with litigation, render our loss reserves inadequate and be material to our operating results and cash flows for a particular quarter or annual period and to our financial condition. In addition, claims and coverage issues may not become apparent to us for some time after our issuance of the affected insurance policies. As a result, we may not know the full extent of liability under insurance policies we issue for many years after the policies are issued.

A downgrade in or withdrawal of our financial strength or stability ratings could adversely impact our business volume and our ability to access additional debt or equity financing.

Financial strength or stability ratings are important to an insurer’s competitive position. Ratings measure an insurance company’s ability to meet its obligation to contract holders and policyholders. High ratings help maintain public confidence in company’s products, facilitate the marketing of its products and enhance the company’s competitive position. Rating agencies review their ratings periodically, and our current ratings may not be maintained in the future. If significant losses, such as those resulting from one or more major catastrophes, or significant reserve additions were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future to maintain our ratings or limit the extent of a downgrade. For example, a trend of more frequent and severe weather-related catastrophes may lead rating agencies to substantially increase their capital requirements.

We cannot guarantee that our insurance subsidiary, AmCoastal, will maintain its current A (Exceptional) or higher rating by Demotech. Further, we cannot guarantee that AmCoastal will maintain its A- rating by Kroll. Any downgrade or withdrawal of these ratings could (i) impact the acceptability of our products to condominium associations that are required to buy insurance, or to commercial mortgage lenders that require apartment and assisted living facility owners to buy insurance, (ii) reduce our ability to retain and attract policyholders and wholesalers and (iii) damage our ability to compete, which may have a material adverse effect on our results of operations and financial condition. These material adverse effects could include, but are not limited to:

•
reducing demand for new sales of insurance products;
•
requiring us to modify our existing products or services, introduce new products or services or reduce prices for our products and services in order to remain competitive;

AMERICAN COASTAL INSURANCE CORPORATION

•
adversely affecting our relationships with our wholesalers;
•
materially increasing the number or amount of policy cancellations and non-renewals by policyholders;
•
requiring us to post additional collateral under certain covenants of our financing transactions;
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

As of December 31, 2025, we had registered up to 101 million shares of our securities (including both our preferred and common stock) authorized to issue from time to time in one or more offerings. Additional equity financing or other share issuances by us could adversely affect the market price of our common stock. Future share issuances in connection with merger transactions or other acquisitions could result in substantial additional dilution to our stockholders. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially.

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

We have paid both ordinary quarterly dividends and special dividends on our common stock in the past, but currently do not pay an ordinary quarterly dividend. The declaration and payment of dividends are at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends from our subsidiaries (as we are a holding company and do not have any significant operations or assets other than our ownership of the shares of our operating subsidiaries), capital adequacy, liquidity, general business conditions and such other factors as our Board of Directors deems relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

The ability of our insurance subsidiary to pay dividends may affect our liquidity and ability to meet our obligations.

The Company is a holding company with no significant operations. The principal assets are the stock of its subsidiaries and the holding company’s directly held investment portfolio. State insurance regulatory authorities limit the payment of dividends by our insurance subsidiary, as described in Note 16 in our Notes to Consolidated Financial Statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiary to maintain an insurance financial strength rating. These restrictions and other regulatory requirements affect the ability of the insurance subsidiary to make dividend payments. Limits on the ability of the insurance subsidiary to pay dividends could adversely affect holding company liquidity, including our ability to pay dividends to stockholders and service our debt in the timeframe expected.

Management views enterprise economic capital as a combination of statutory surplus and invested assets at the parent holding company level. Deterioration in statutory surplus or earnings, from developments such as catastrophe losses, or changes in market conditions or interest rates, could adversely affect holding company liquidity by impacting the amount of dividends from our insurance subsidiary or the utilization of invested assets at the holding company to increase statutory surplus or for other corporate purposes.

The substantial ownership of our common stock by R. Daniel Peed and his affiliates allows him to exert significant control over us, and the Company and R. Daniel Peed are subject to certain restrictive covenants that may restrict our ability to pursue certain opportunities.

R. Daniel Peed, our Executive Chairman of the Board of Directors, beneficially owned approximately 28% of our issued and outstanding common stock at December 31, 2025. Mr. Peed also has a proxy from another member of RDX Holding, LLC, the former

AMERICAN COASTAL INSURANCE CORPORATION

parent company of AmCo, who beneficially owns approximately 6% of our issued and outstanding common stock. As a result, Mr. Peed is able to exert substantial control over us. Moreover, Mr. Peed’s interests may conflict with the interests of other holders of our common stock, and he may take actions affecting us with which other stockholders may disagree. Mr. Peed has the ability to exert significant influence over the following:

•
the nomination, election and removal of our Board of Directors;
•
the adoption of amendments to our charter documents;
•
management and policies;
•
our day-to-day operations; and
•
the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including acquisitions, mergers, consolidations and the sale of all or substantially all of our assets.

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

As noted above, Mr. Peed beneficially owned approximately 28% of our issued and outstanding common stock as of December 31, 2025. The Company has granted Mr. Peed and his affiliates customary demand and piggyback registration rights pursuant to which, subject to certain limitations, all of such shares eligible to be registered under the Securities Act of 1933, as amended (the Securities Act), and may be offered and sold to the public from time to time after the effectiveness of the related registration statement. Such shares may also be resold into the public markets in accordance with an exemption from registration under the Securities Act, including Rule 144, subject to the volume limitations, manner of sale requirements and notice requirements thereof. Sales of our common stock by Mr. Peed and his affiliates could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our other stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by Mr. Peed and his affiliates could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

Provisions in our charter documents may make it harder for others to obtain control of us even though some stockholders might consider such a development to be favorable.

Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that may discourage unsolicited takeover proposals our stockholders may consider to be in their best interests. Our Board of Directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At a given annual meeting, only a portion of our Board of Directors may be considered for election. Additionally, the Board of Directors and executive officers control approximately 49% of the common stock of the Company. Consequently, our “staggered board” and concentrated holdings may prevent our stockholders from replacing a majority of our Board of Directors at certain annual meetings and may entrench our management and discourage unsolicited stockholder proposals that may be in the best interests of our stockholders.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Our cybersecurity team, in partnership with external vendors and a third-party security operations center, designs and implements data security and cybersecurity programs, risk assessments, monitoring, external and internal penetration tests, controls testing and training for our employees. In 2025, third-party consultants were engaged to perform security penetration tests and to facilitate a table top exercise to test the Company’s cyber incident response plan. We continue to make investments to enhance our ability to identify and detect cybersecurity risks within our environment and protect the Company from those identified risks.

Risk Assessment, Risk Management and Incident Management

We employ people, processes and technologies to proactively address cybersecurity risks. This includes the periodic review and update of IT security policies, employee security awareness training programs complemented by simulated phish testing, and the implementation of firewalls, intrusion prevention and detection systems, anti-malware sensors, and access and identity management controls.

We have established cybersecurity incident response plans, such as the Cybersecurity Incident Response Plan and the IT Disaster Recovery Plan, which outline frameworks for addressing and managing potential cybersecurity incidents. These plans provide direction on departmental responsibilities and collaboration within ACIC, as well as define processes and protocols for incident response and management. The Cybersecurity Incident Response Plan specifies escalation procedures aligned to factors like the severity of the incident, associated risks and harms, necessary mitigation and remediation steps and any relevant legal or regulatory obligations. Multidisciplinary teams handle incident responses and escalate matters to senior management and the Board of Directors when needed. We review and update our cybersecurity incident response plans every year to ensure their effectiveness.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

Item 2. Properties

We use all of our leased properties for office space. We lease approximately 14,000 square feet of office space located in Florida. These leases are generally medium-term leases of commercial office space.

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

HOLDERS OF COMMON EQUITY

As of February 27, 2026, we had 7,669 holders of record of our common stock. The number of record holders does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

DIVIDENDS

In December 2025, we declared a special cash dividend of $0.75 per share of common stock, which we paid on January 9, 2026 to shareholders of record on January 2, 2026. In December 2024, we declared a special cash dividend of $0.50 per share of common stock, which we paid on January 10, 2025, to shareholders of record on January 2, 2025. Any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.

During the year ended December 31, 2025, the Company received a dividend of $23,000,000 from our insurance subsidiary, AmCoastal. During the year ended December 2024, we received a $14,300,000 dividend from our insurance subsidiary, AmCoastal.

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

Except as provided above, Florida-domiciled insurers may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. As of December 31, 2025, we were in compliance with these requirements.

See Note 16 to our Notes to Consolidated Financial Statements for further discussion of restrictions on future payments of dividends by our insurance affiliates.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total stockholder return on our common stock from December 31, 2020 through December 31, 2025, as compared to the cumulative total return of the Russell 2000 Index and the Nasdaq Insurance Index. The cumulative total stockholder return is a concept used to compare the performance of a company’s stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment) to the stock price at the beginning of the time period. The chart depicts the value on each December 31 from 2020 through 2025 of a $100 investment made on December 31, 2020 with all dividends reinvested.

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

AMERICAN COASTAL INSURANCE CORPORATION

RECENT SALES OF UNREGISTERED SECURITIES

During 2025, we did not have any unregistered sales of our equity securities.

REPURCHASES OF EQUITY SECURITIES

During 2025, we did not repurchase any of our equity securities.

Item 6. [Reserved]

AMERICAN COASTAL INSURANCE CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. The following discussion provides an analysis of our results of operations and financial condition for 2025 as compared to 2024. Discussion regarding our results of operations and financial condition for 2024 as compared to 2023 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

American Coastal Insurance Corporation is a holding company primarily engaged in commercial property and casualty insurance business with investments in the United States. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. During the periods presented, we conducted our business principally through our wholly owned insurance subsidiary, American Coastal Insurance Company (AmCoastal). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “ACIC,” which is the preferred brand identification for our Company.

Our Company’s revenue is generated from writing insurance in Florida. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas. On February 27, 2023, our former insurance subsidiary that wrote personal residential business in six states, United Property & Casualty Insurance Company (UPC) was placed into receivership with the Florida Department of Financial Services (the "DFS"), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, can be seen in Note 4 of the Notes to Consolidated Financial Statements below.

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

Our policies in-force increased by 5.20% from 4,099 policies in-force at December 31, 2024, to 4,311 policies in-force at December 31, 2025.

Our business is subject to the impact of weather-related catastrophes on our loss and loss adjustment expenses (LAE). During the year ended December 31, 2025, no named storms made landfall in our geographic footprint. During the years ended December 31, 2024 and 2023, five and two named storms, respectively, made landfall in our geographic footprint, resulting in retained pre-tax catastrophe losses of $25,442,000 and $729,000 respectively.

For the years ended December 31, 2025 and 2024, we have consolidated our Operating and Underwriting Expenses and General and Administrative Expenses lines within our Consolidated Statements of Comprehensive Income into the General and Administrative Expenses line. This was done in an effort to align more closely with our peer group for comparability. Accordingly, we have recast our Consolidated Statements of Comprehensive Income for the year ended December 31, 2023 to align with this format. We have also added a new note to our consolidated financial statements, Note 3, Disaggregation of Relevant Expense Captions, to provide the users of our financial statements with enhanced insight into this expense line.

AMERICAN COASTAL INSURANCE CORPORATION

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

Consolidated Net Income (Loss)

	Year Ended December 31,
	2025	2024	2023
REVENUE:
Gross premiums written	$612,522	$647,805	$635,709
Change in gross unearned premiums	35,738	(9,197)	(31,026)
Gross premiums earned	648,260	638,608	604,683
Ceded premiums earned	(341,408)	(364,618)	(342,623)
Net premiums earned	306,852	273,990	262,060
Net investment income	22,206	20,795	8,300
Net realized investment gains (losses)	1,382	(124)	(6,789)
Net unrealized gains on equity securities	4,999	1,996	814
Other revenue	—	—	15
Total revenue	335,439	296,657	264,400
EXPENSES:
Losses and loss adjustment expenses	46,040	69,319	46,678
Policy acquisition costs	97,844	70,990	75,436
General and administrative expenses	40,463	44,756	37,559
Interest expense	10,815	11,996	10,875
Total expenses	195,162	197,061	170,548
Income before other income	140,277	99,596	93,852
Other income	2,457	2,063	2,228
Income before income taxes	142,734	101,659	96,080
Provision for income taxes	35,939	25,340	10,876
Net income from continuing operations, net of tax	$106,795	$76,319	$85,204
Income (loss) from discontinued operations, net of tax	42	(601)	224,707
Net income	$106,837	$75,718	$309,911
Earnings available to ACIC common stockholders per diluted share	$2.15	$1.54	$6.98
Book value per share	$6.51	$4.89	$3.61
Return on equity based on GAAP net income	36.2%	33.5%	439.5%
Loss ratio, net (1)	15.0%	25.3%	17.8%
Expense ratio (2)	45.1%	42.2%	43.1%
Combined ratio (3)	60.1%	67.5%	60.9%
Effect of current year catastrophe losses on combined ratio	0.5%	9.3%	4.9%
Effect of prior year development on combined ratio	(1.9)%	(1.4)%	(4.9)%
Underlying combined ratio (4)	61.5%	59.6%	60.9%

(1) Loss ratio, net, is calculated as losses and LAE net of losses ceded to reinsurers, relative to net premiums earned. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.

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

AMERICAN COASTAL INSURANCE CORPORATION

RESULTS OF OPERATIONS

Consolidated Results

Net income for the year ended December 31, 2025 increased by $31,119,000 to $106,837,000, compared to net income of $75,718,000 for the year ended December 31, 2024. Drivers of net income for 2025 include increased gross premiums earned and decreased ceded premiums earned, driving an overall increase in revenues. In addition, we saw decreased losses and LAE, partially offset by increased policy acquisition costs. During 2024, the Company's net loss attributable to discontinued operations was $601,000, compared to net income of $42,000 during 2025.

Revenues

Our gross written premiums decreased by $35,283,000, or 5.4%, to $612,522,000 for the year ended December 31, 2025, from $647,805,000 for the year ended December 31, 2024. Gross premium earned increased $9,652,000, or 1.5%, to $648,260,000 for the year ended December 31, 2025 from $638,608,000 for the same period in 2024. Ceded premiums earned decreased $23,210,000, or 6.4%, to $341,408,000 for the year ended December 31, 2025, from $364,618,000 for the same period in 2024. The breakdown of the year-over-year change in these premiums and new and renewal policies are shown in the tables below. More detail regarding our ceded premiums can be seen in our analysis of financial condition below.

($ in thousands)	Year Ended December 31,
	2025	2024	Change
Gross premiums written	$612,522	$647,805	$(35,283)
Change in gross unearned premiums	35,738	(9,197)	44,935
Gross premiums earned	648,260	638,608	9,652
Ceded premiums written	(290,212)	(370,210)	79,998
Change in ceded unearned premiums	(51,196)	5,592	(56,788)
Ceded premiums earned	(341,408)	(364,618)	23,210
Net premiums earned	$306,852	$273,990	$32,862

	Year Ended December 31,
	2025	2024	Change
New and Renewal Policies	4,363	4,167	196

Ceded premiums earned decreased by $23,210,000, or 6.4%, to $341,408,000 for the year ended December 31, 2025, from $364,618,000 for 2024. The increase is primarily driven by a $51,621,000 decrease in ceded premiums earned from our quota share agreements. This decrease is attributed to the change in AmCoastal’s quota share reinsurance coverage during 2024 and 2025. We had quota share coverage in place at 40% for the first half of 2024, decreasing to 20% effective June 1, 2024. Effective June 1, 2025, this coverage was decreased further to 15%. This decrease was partially offset by a $28,010,000 increase in our catastrophe reinsurance coverage, driven by additional coverage purchased due to exposure growth and the decreased quota share cession rate.

Net investment income increased by $1,411,000, or 6.8%, to $22,206,000 for the year ended December 31, 2025, from $20,795,000 for 2024, driven by increased interest income due to a substantial increase in holdings and higher overall yield on our 2025 portfolio than our 2024 portfolio..

Net realized investment losses and net unrealized gains (losses) on equity securities increased by $4,509,000, or 240.9%, to a net gain of $6,381,000 for the year ended December 31, 2025, from a net gain of $1,872,000 for the year ended December 31, 2024, driven by increased unrealized gains on our equity securities as market conditions were favorable and our holdings increased 40.4% year-over-year.

Expenses

Expenses for the year ended December 31, 2025 decreased $1,899,000, or 1.0%, to $195,162,000, from $197,061,000 for 2024. The decrease in expenses was primarily due to a decrease in loss and LAE as a result of Hurricane Milton making landfall in 2024, which caused a large increase in catastrophe losses due to the $20,500,000 retention incurred from the storm. This was offset by an

AMERICAN COASTAL INSURANCE CORPORATION

increase in policy acquisition costs, the details of which can be seen below. The calculations of our combined loss ratios and underlying loss ratios are shown below.

	Year Ended December 31,
	2025	2024	Change
Net loss and LAE	$46,040	$69,319	$(23,279)
% of Gross earned premiums	7.1%	10.9%	(3.8)	pts
% of Net earned premiums	15.0%	25.3%	(10.3)	pts
Less:
Current year catastrophe losses	$1,485	$25,561	$(24,076)
Prior year reserve favorable development	(5,827)	(3,704)	(2,123)
Underlying loss and LAE (1)	$50,382	$47,462	$2,920
% of Gross earned premiums	7.8%	7.4%	0.4	pts
% of Net earned premiums	16.4%	17.3%	(0.9)	pts

(1) Underlying loss and LAE is a non-GAAP financial measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this Form 10-K can be found in the “Definitions of Non-GAAP Measures” section, above.

The calculations of the Company’s expense ratios are shown below.

	Year Ended December 31,
	2025	2024	Change
Policy acquisition costs	$97,844	$70,990	$26,854
General and administrative	40,463	44,756	(4,293)
Total operating expenses	$138,307	$115,746	$22,561
% of Gross earned premiums	21.3%	18.1%	3.2	pts
% of Net earned premiums	45.1%	42.2%	2.9	pts

Loss and LAE decreased by $23,279,000, or 33.6%, to $46,040,000 for the year ended December 31, 2025, from $69,319,000 for the year ended December 31, 2024. Loss and LAE expense as a percentage of net earned premiums decreased 10.3 points to 15.0% for the year ended December 31, 2025, compared to 25.3% for the year ended December 31, 2024. In addition, during the year ended December 31, 2025, prior year reserve favorable development was higher on both catastrophe and non-catastrophe losses and catastrophe losses were lower. Excluding catastrophe losses and reserve development, our gross underlying loss and LAE ratio for the year ended December 31, 2025 would have been 7.8%, an increase of 0.4 points from 7.4% during the year ended December 31, 2024.

Policy acquisition costs increased by $26,854,000, or 37.8%, to $97,844,000 for the year ended December 31, 2025, from $70,990,000 for the year ended December 31, 2024. The primary driver of the increase was a decrease in ceding commission income of $17,161,000, driven by the changes in the terms of our quota share reinsurance agreement described above. In addition, external management fees increased $9,807,000, as a result of a one percent increase in the management fee and profit share accrual pursuant to the renewal terms for the contract with AmRisc, LLC, effective June 1, 2024.

General and administrative expenses decreased by $4,293,000, or 9.6%, to $40,463,000 for the year ended December 31, 2025, from $44,756,000 for the year ended December 31, 2024, driven largely by a decrease in external spending for professional and consulting services, audit fees and legal fees totaling $2,471,000 as well as decreased depreciation and amortization of $1,256,000.

We experienced favorable reserve development in the current year and its historical impact on our net loss and net underlying loss ratios is outlined in the following table.

($ in thousands, except ratios)	Historical Reserve Development
	2021	2022	2023	2024	2025
Prior year reserve favorable development	$(4,198)	$(7,982)	$(12,694)	$(3,704)	$(5,827)
Development as a % of earnings before interest and taxes	(184.4)%	(71.5)%	(11.9)%	(3.3)%	(3.8)%
Consolidated net loss and LAE ratio (LR)	31.1%	43.1%	17.8%	25.3%	15.0%
Prior year reserve favorable development on LR	(2.4)%	(3.6)%	(4.9)%	(1.4)%	(1.9)%
Current year catastrophe losses on LR	5.4%	23.5%	4.9%	9.3%	0.5%
Underlying net loss and LAE ratio(1)	28.1%	23.2%	17.8%	17.4%	16.4%

AMERICAN COASTAL INSURANCE CORPORATION

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

We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance subsidiary can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities, however, we do hold warrants as a result of our surplus note investment. Please see Note 5 for more information.

As of December 31, 2025, one outside asset management company, which has authority and discretion to buy and sell securities for us, manages our investments subject to (i) the guidelines established by our Board of Directors and (ii) the direction of management. Prior to August 2025, we engaged two outside asset management companies. The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis.

Our cash and investment portfolios totaled $647,744,000 at December 31, 2025, compared to $540,811,000 at December 31, 2024.

The following table summarizes our investments, by type:

	December 31, 2025		December 31, 2024
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$92,118	14.2%	$154,660	28.7%
Corporate securities	80,745	12.5	61,535	11.3
Mortgage-backed securities	30,711	4.7	30,462	5.6
States, municipalities and political subdivisions	27,078	4.2	17,197	3.2
Asset-backed securities	12,657	2.0	11,436	2.1
Public utilities	9,246	1.4	5,284	1.0
Foreign government	597	0.1	427	0.1
Total fixed maturities	253,152	39.1%	281,001	52.0%
Mutual funds	56,637	8.7	31,818	5.9
Other common stocks	5,048	0.8	4,976	0.9
Total equity securities	61,685	9.5%	36,794	6.8%
Other investments	40,053	6.2	23,623	4.4
Total investments	354,890	54.8%	341,418	63.2%
Cash and cash equivalents	198,762	30.7	137,036	25.3
Restricted cash	94,092	14.5	62,357	11.5
Total cash, cash equivalents, restricted cash and investments	$647,744	100.0%	$540,811	100.0%

We classify all of our investments as available-for-sale. Our investments as of December 31, 2025 and 2024 consisted mainly of U.S. government and agency securities, securities of investment-grade corporate issuers, mortgage-backed securities, and states, municipalities and political subdivisions. Our equity holdings as of December 31, 2025 consisted of mutual funds and common stock. We held no equities as of December 31, 2024. Most of the corporate bonds we hold reflected a similar diversification. At December 31,

AMERICAN COASTAL INSURANCE CORPORATION

2025, approximately 82.6% of our fixed maturities were U.S. Treasuries or corporate bonds rated “A” or better, and 17.4% were corporate bonds rated “BBB” or “BB”.

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
2.
AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes; and
3.
AmCoastal's catastrophe aggregate excess of loss coverage, in effect Jan 1 through December 31, annually, which provides protection from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events.

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,330,000,000 for a first occurrence and $1,676,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $29,750,000 ($14,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $15,750,000 (retained separately by the Company's captive)). The Company has purchased second and third event retrocession coverage, reducing its second event GAAP retention to $18,500,000 ($14,000,000 STAT retained by AmCoastal, $4,500,000 retained separately by the Company's captive) and third event GAAP retention to $3,750,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-203-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by blending the AIR 10, AIR 11.5, RMS 22 and RMS 23 catastrophe models using long-term catalogs including demand surge and based on total insured value at September 30, 2025 of $69 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

The table below outlines the participation of Shoreline Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
Quota Share Agreement	06/01/2025 - 05/31/2026	45% (2)	$33,346,000	(3)
All Other Perils Catastrophe	01/01/2025 -
Excess of Loss Agreement	12/31/2025	$1,296,000	2,304,000
All Other Perils Catastrophe	01/01/2024 -
Excess of Loss Agreement	12/31/2024	—	4,500,000	(4)
Excess Per Risk Agreement	02/01/2024 - 01/31/2025	1,867,000	633,000
Quota Share Agreement (5)	06/01/2024 - 05/31/2026	30% (2)	$4,200,000	(6)

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

(5) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

(6) Net premiums earned based on estimated subject premiums at June 1, 2024.

The table below outlines our quota share agreements in effect for the years ended December 31, 2025 and 2024.

Reinsurer	Companies in Scope	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2024 - 05/31/2026	20% (1)(2)	Florida
External third-party	AmCoastal	06/01/2023 - 05/31/2024	40% (1)	Florida

(1) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025 to May 31 , 2026.

Reinsurance costs as a percentage of gross earned premium during the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Non-at-Risk	(0.3)%	(0.3)%
Quota Share	(14.2)%	(22.5)%
All Other	(38.1)%	(34.3)%
Total Ceding Ratio	(52.6)%	(57.1)%

AMERICAN COASTAL INSURANCE CORPORATION

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Consolidated Statements of Comprehensive Income (Loss). The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Year Ended December 31,
	2025	2024	2023
Quota Share	$(77,381)	$(102,886)	$(201,315)
Excess-of-loss	(210,570)	(265,015)	(210,975)
Equipment, identity theft, and cyber security	(2,261)	(2,310)	(1,172)
Ceded premiums written	(290,212)	(370,211)	(413,462)
Change in ceded unearned premiums	(51,196)	5,593	70,839
Ceded premiums earned	$(341,408)	$(364,618)	$(342,623)

Current year catastrophe losses, which are disaggregated between named and numbered storms and all other catastrophe loss events, are shown in the following table.

	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
December 31, 2025
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%
All other catastrophe loss events	4	1,485	0.5%
Total	4	$1,485	0.5%

December 31, 2024
Current period catastrophe losses incurred
Named and numbered storms	4	$25,320	9.2%
All other catastrophe loss events	7	241	0.1%
Total	11	$25,561	9.3%

December 31, 2023
Current period catastrophe losses incurred
Named and numbered storms	1	$600	0.2%
All other catastrophe loss events	10	12,183	4.7%
Total	11	$12,783	4.9%

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

Unpaid losses and LAE totaled $165,701,000 and $322,087,000 as of December 31, 2025 and 2024, respectively.

Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from

AMERICAN COASTAL INSURANCE CORPORATION

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

In addition, On May 9, 2024, we entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC (Forza) in which ACIC agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of IIC. Forza’s application to acquire IIC was approved by the New York Department of Financial Services ("NYDFS") on February 13, 2025, and the sale closed on April 1, 2025. The Company received cash proceeds totaling $25,679,000 from the sale resulting in a loss on disposal of $247,000, net of tax impacts. The Company also recognized a $1,348,000 loss, net of tax impacts, on IIC's fixed maturity portfolio, which was included in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets prior to the sale. As a result, IIC results of operations and assets and liabilities are captured within discontinued operations and can be seen in Note 4 of the Notes to Consolidated Financial Statements below.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiaries to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiary, including restricting any dividends paid by our insurance subsidiary and requiring approval of any management fees our insurance subsidiary pay to our management subsidiaries for services rendered; however, nothing restricts our non-insurance company subsidiary from paying us dividends other than state corporate laws regarding solvency. Our management subsidiary pays us dividends primarily using cash from the collection of management fees from our insurance subsidiary, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiary may pay dividends or make distributions out of that part of their statutory surplus derived from their net operating profit and their net realized capital gains. The risk-based capital (RBC) guidelines published by the National Association of Insurance Commissioners (NAIC) may further restrict our insurance subsidiary’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 16 in our Notes to Consolidated Financial Statements and Part II, Item 5 for additional information.

During the year ended December 31, 2025, the Company made capital contributions of $8,269,000 to its reinsurance subsidiary, Shoreline Re. In addition, the Company made a $15,000,000 contribution to form a new excess and surplus insurance entity, that has not yet begun operations. We may make future contributions of capital to our insurance subsidiary as circumstances require. During the year ended December 31, 2024, the Company made capital contributions of $1,265,000 to its reinsurance subsidiary, Shoreline Re. During the year ended December 31, 2023, we made no capital contributions to our subsidiaries.

During the years ended December 31, 2025 and 2024, the Company received dividends of $23,000,000 and $14,300,000, respectively from our insurance subsidiary, AmCoastal.

AMERICAN COASTAL INSURANCE CORPORATION

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of December 31, 2025, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

On December 13, 2017, we issued $150,000,000 of senior notes (Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On and after that date, we may redeem the Senior Notes at par. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of our issuer and debt ratings from BBB- to BB+. As a result, pursuant to our agreement, the interest rate of our Senior Notes increased from 6.25% to 7.25% effective June 15, 2023. On July 21, 2025, the Kroll Bond Rating Agency, LLC announced an upgrade of the Company's issuer and debt ratings from BB+ to BBB-. As a result, pursuant to the Company's indenture, the interest rate of its Senior Notes decreased from 7.25% to 6.25% effective December 16, 2025.

As a result of claim activity from the current and prior years, we have an obligation related to the unpaid policyholder losses and unpaid LAE associated with the settling of these claims. As of December 31, 2025, our total obligation related to these claim payments was $165,701,000, of which we estimate $83,995,000 to be short-term in nature (due in less than twelve months), based upon our cumulative claims paid historically. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in these estimated projected settlements, and as a result these estimates will differ, perhaps significantly, from actual future payments.

In addition to our unpaid loss and LAE, as of December 31, 2025, we have outstanding debt obligations related to our notes payable totaling $150,000,000. This is exclusive of interest costs, which we estimate will total $21,750,000 over the life of the debt, based on the current fixed interest rates of these notes. Our short-term obligation related to these notes payable total $10,875,000 in estimated interest payments and no principal payments. For more information regarding these outstanding notes, please see Note 12 in our Notes to Consolidated Financial Statements.

In connection with entering into contracts with our outside vendors, we have minimum obligations due to our vendors over the life of the contracts. Our main vendor obligations are related to underwriting and other administrative tools. Our total obligation related to these two categories of obligations are $1,937,000, and $250,000, respectively. Of these obligations, $627,000, and $250,000, respectively, are short-term in nature.

Cash Flows for the Year Ended December 31, (in thousands)

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$71,025	$243,509	$(136,003)
Net cash provided by (used in) investing activities	620	(179,211)	(2,544)
Net cash provided by (used in) financing activities	$(1,081)	$(13,840)	$26,769

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

AMERICAN COASTAL INSURANCE CORPORATION

During the year ended December 31, 2025, we experienced cash inflows of $71,025,000 compared to inflows of $243,509,000 during the year ended December 31, 2024. This change was driven by changes in our operating assets and liabilities of $215,474,000, partially offset by an increase in net income, net of adjustments to reconcile net income to cash of $42,990,000. The change in our operating assets and liabilities is attributable primarily to settlements triggered by Hurricane Milton making landfall in the fourth quarter of 2024 with no similar activity occurring in 2025 as well as a large shift in our change in reinsurance payable as our payment schedule normalized in 2024, resulting in similar payments occurring for the same period in 2025.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to purchases of investments. Additional cash outflows relate to the purchase of fixed assets. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the year ended December 31, 2025, cash provided by investing activities increased $179,831,000, driven by the purchases of fixed maturities in the prior year.

Financing Activities

The principal cash inflows from our financing activities come from issuances of debt and other securities. The principal cash outflows come from repayments of debt and payments of dividends. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the year ended December 31, 2025, cash used in financing activities decreased by $12,759,000 to cash used of $1,081,000 from cash used of $13,840,000. This was due primarily to $24,102,000 in dividends declared during 2024 and a decrease in proceeds from the issuance of common stock of $10,847,000 year-over-year.

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

AMERICAN COASTAL INSURANCE CORPORATION

amount upon the application of various actuarial reserve estimation techniques as well as other material facts and circumstances known at the balance sheet date.

As discussed in Note 11 in our Notes to Consolidated Financial Statements, we estimate our ultimate losses by using multiple actuarial methods to determine an actuarial estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the actuarial estimate is influenced by the analysis of our historical loss and claims experience since inception. For each accident year, we estimate the ultimate incurred losses for both reported and unreported claims. In establishing this estimate, we reviewed the results of various actuarial methods discussed in Note 11 in our Notes to Consolidated Financial Statements.

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

RELATED PARTY TRANSACTIONS

There were no related party transactions for the years ended December 31, 2025, 2024 and 2023.

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

AMERICAN COASTAL INSURANCE CORPORATION

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

The following table illustrates the impact of hypothetical changes in interest rates on the fair value of our fixed-income securities at December 31, 2025 and 2024:

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
2025
300 basis point increase	$234,734	$(18,418)	(7.3)%
200 basis point increase	240,578	(12,574)	(5.0)
100 basis point increase	246,718	(6,434)	(2.5)
Fair value	253,152	—	—
100 basis point decrease	259,882	6,730	2.7
200 basis point decrease	266,907	13,755	5.4
300 basis point decrease	274,212	21,060	8.3%

2024
300 basis point increase	$262,720	$(18,281)	(6.5)%
200 basis point increase	268,811	(12,190)	(4.3)
100 basis point increase	274,904	(6,097)	(2.2)
Fair value	281,001	—	—
100 basis point decrease	287,101	6,100	2.2
200 basis point decrease	293,204	12,203	4.3
300 basis point decrease	299,310	18,309	6.5%

Our calculations of the potential effects of hypothetical interest rate changes are based on several assumptions, including maintenance of the existing composition of fixed-income investments, and should not be considered indicative of future results. Based on our analysis, both a 200 and 300-basis point decrease or increase in interest rates from the December 31, 2025 rates would have a material impact on our results of operations and cash flows in the event divesting of these holdings was necessary. However, we do not anticipate the need to sell securities in an unrealized loss position as of December 31, 2025.

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

The following table presents the composition of our fixed-income security portfolio by rating at December 31, 2025 and 2024:

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
2025
AAA	$46,181	17.7%	$42,962	17.0%
AA+, AA, AA-	123,935	47.3	122,620	48.4
A+, A, A-	45,484	17.4	43,461	17.2
BBB+, BBB, BBB-	44,603	17.1	43,045	17.0
BB+, BB, BB-	1,300	0.5	1,064	0.4
Total	$261,503	100.0%	$253,152	100.0%

2024
AAA	$42,367	14.3%	$37,180	13.2%
AA+, AA, AA-	180,971	61.3	178,417	63.5
A+, A, A-	37,495	12.7	34,199	12.2
BBB+, BBB, BBB-	34,714	11.7	31,205	11.1
Total	$295,547	100.0%	$281,001	100.0%

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

EQUITY PRICE RISK

Our equity investment portfolio at December 31, 2025 consisted of common stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

During 2025, we increased our equity portfolio from 10.8% of our total investments (excluding cash, restricted cash and cash equivalents) at December 31, 2024 to 17.4% of our total investments (excluding cash, restricted cash and cash equivalents) at December 31, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

The following table illustrates the composition of our equity portfolio at December 31, 2025 and 2024:

		% of Total
Stocks by Sector	Fair Value	Fair Value
2025
Funds	$56,637	91.8%
Financial	5,048	8.2
Total	$61,685	100.0%

2024
Funds	$31,818	86.5%
Financial	4,976	13.5
Total	$36,794	100.0%

AMERICAN COASTAL INSURANCE CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of American Coastal Insurance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Coastal Insurance Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Liability for Unpaid Losses and Loss Adjustment Expenses — Refer to Notes 2, 11 and 13 to the Financial Statements

Critical Audit Matter Description

As a provider of property and casualty insurance, the Company establishes reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts estimated which they will be required to pay in the future, including provisions for claims that have been reported but are unpaid at the balance sheet date and for obligations on claims that have been incurred but not reported at the balance sheet date (herein, “loss reserves”). Due to the nature and unpredictability in both the severity and frequency of these events and their related claims, the Company uses a significant amount of judgment in estimating the loss reserves, including analyzing historical and industry loss data, claims frequency and severity, claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation.

AMERICAN COASTAL INSURANCE CORPORATION

Additionally, the Company engages independent actuarial specialists in order to assist management in establishing appropriate loss reserves.

Given the amount of judgment necessary to estimate the projected losses to be incurred by the Company as it relates to both reported and unreported claims, performing audit procedures to evaluate whether the Company’s loss reserves were appropriately recorded as of December 31, 2025, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the loss reserves included the following, among others:

•
We tested the design, implementation, and operating effectiveness of controls over the liability for unpaid losses and loss adjustment expenses, including those related to the estimation and management’s review of the estimates as well as the selection of underlying assumptions.
•
With assistance from our actuarial specialists, we developed an independent expected range of unpaid losses and loss adjustment expense based on historical and industry claim development factors and compared our estimates to management’s estimates and assessed the consistency of management’s approach.
•
We evaluated the methods and assumptions used by management to estimate the loss reserves by:
o
Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
o
Performing inquiry of management to discuss the Company’s ultimate recorded reserve actions and understand any trends that have been observed in the Company’s claims data.
o
Performing a retrospective review, including comparing prior year estimates of expected incurred losses to actual experience during the current year to identify potential bias in the determination of the liability for unpaid losses and loss adjustment expense.

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida

March 9, 2026

We have served as the Company’s auditor since 2018.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $261,503 and $295,547, respectively)	$253,152	$281,001
Equity securities	61,685	36,794
Other investments (amortized cost of $38,954 and $22,969, respectively)	40,053	23,623
Total investments	$354,890	$341,418
Cash and cash equivalents	198,762	137,036
Restricted cash	94,092	62,357
Total cash, cash equivalents and restricted cash	$292,854	$199,393
Accrued investment income	3,156	2,964
Property and equipment, net	723	5,736
Premiums receivable, net (credit allowance of $0 and $26, respectively)	70,447	46,564
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $30 and $75, respectively)	128,205	263,419
Ceded unearned premiums	109,697	160,893
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	37,815	40,282
Intangible assets, net	3,471	5,908
Other assets	11,998	16,816
Assets held for sale	—	73,243
Total Assets	$1,072,732	$1,216,112
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$165,701	$322,087
Unearned premiums	249,616	285,354
Reinsurance payable on premiums	66,841	83,130
Accounts payable and accrued expenses	112,781	86,140
Operating lease liability	3,135	3,323
Notes payable, net	149,353	149,020
Other liabilities	7,740	1,456
Liabilities held for sale	—	49,942
Total Liabilities	$755,167	$980,452
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,976,885 and 48,417,045 issued, respectively; 48,764,802 and 48,204,962 outstanding, respectively	5	5
Additional paid-in capital	439,742	436,524
Treasury shares, at cost: 212,083 shares	(431)	(431)
Accumulated other comprehensive loss	(7,242)	(15,666)
Retained earnings (deficit)	(114,509)	(184,772)
Total Stockholders' Equity	$317,565	$235,660
Total Liabilities and Stockholders' Equity	$1,072,732	$1,216,112

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2025	2024	2023
REVENUE:
Gross premiums written	$612,522	$647,805	$635,709
Change in gross unearned premiums	35,738	(9,197)	(31,026)
Gross premiums earned	648,260	638,608	604,683
Ceded premiums earned	(341,408)	(364,618)	(342,623)
Net premiums earned	306,852	273,990	262,060
Net investment income	22,206	20,795	8,300
Net realized investment gains (losses)	1,382	(124)	(6,789)
Net unrealized gains on equity securities	4,999	1,996	814
Other revenue	—	—	15
Total revenue	335,439	296,657	264,400
EXPENSES:
Losses and loss adjustment expenses	46,040	69,319	46,678
Policy acquisition costs	97,844	70,990	75,436
General and administrative expenses	40,463	44,756	37,559
Interest expense	10,815	11,996	10,875
Total expenses	195,162	197,061	170,548
Income before other income	140,277	99,596	93,852
Other income	2,457	2,063	2,228
Income before income taxes	142,734	101,659	96,080
Provision for income taxes	35,939	25,340	10,876
Income from continuing operations, net of tax	$106,795	$76,319	$85,204
Income (loss) from discontinued operations, net of tax	42	(601)	224,707
Net income	$106,837	$75,718	$309,911
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	9,806	3,355	5,998
Reclassification adjustment for net realized investment losses (gains)	(1,382)	124	6,808
Total comprehensive income	$115,261	$79,197	$322,717

Weighted average shares outstanding
Basic	48,476,824	47,831,412	43,596,432
Diluted	49,782,993	49,362,985	44,388,804

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$2.20	$1.60	$1.96
Discontinued operations	—	(0.01)	5.15
Total	$2.20	$1.59	$7.11
Diluted
Continuing operations	$2.15	$1.55	$1.92
Discontinued operations	—	(0.01)	5.06
Total	$2.15	$1.54	$6.98

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	(Deficit)
December 31, 2022	43,280,173	$4	$395,631	$(431)	$(30,947)	$(546,296)	$(182,039)
Net income	—	—	—	—	—	309,911	309,911
Other comprehensive income, net	—	—	—	—	12,806	—	12,806
Impact of deconsolidation of discontinued operations	—	—	—	—	1,004	(1,004)	—
Stock compensation	123,744	—	1,294	—	—	—	1,294
Issuance of common stock	3,373,089	1	26,792	—	—	—	26,793
December 31, 2023	46,777,006	5	423,717	(431)	(17,137)	(237,389)	168,765
Net income	—	—	—	—	—	75,718	75,718
Other comprehensive income, net	—	—	—	—	3,479	—	3,479
Impact of deconsolidation of discontinued operations	—	—	—	—	(2,008)	1,001	(1,007)
Stock compensation	332,956	—	1,186	—	—	—	1,186
Issuance of common stock	1,095,000	—	11,621	—	—	—	11,621
Cash dividends on common stock ($0.50 per common share)	—	—	—	—	—	(24,102)	(24,102)
December 31, 2024	48,204,962	5	436,524	(431)	(15,666)	(184,772)	235,660
Net income	—	—	—	—	—	106,837	106,837
Other comprehensive income, net	—	—	—	—	8,424	—	8,424
Stock compensation	319,394	—	2,444	—	—	—	2,444
Issuance of common stock, including exercise of stock options	240,446	—	774	—	—	—	774
Cash dividends on common stock ($0.75 per common share)	—	—	—	—	—	(36,574)	(36,574)
December 31, 2025	48,764,802	$5	$439,742	$(431)	$(7,242)	$(114,509)	$317,565

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$106,837	$75,718	$309,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,569	8,869	10,626
Bond amortization and accretion	848	744	1,006
Net realized losses on investments	412	190	5,466
Net unrealized gains on equity securities	(4,999)	(1,996)	(2,884)
Provision for uncollectable premiums	(26)	24	(19)
Provision for uncollectable reinsurance recoverables	(45)	22	236
Deferred income taxes, net	10,284	(2,364)	14,436
Stock based compensation	4,299	2,545	1,318
Gain on sale of property and equipment	—	—	(588)
Fixed asset and intangible asset disposals	1,369	141	1,147
Loss on sale of subsidiary	328	—	—
Gain on disposition of former subsidiary	—	(1,007)	(238,440)
Changes in operating assets and liabilities:
Accrued investment income	(172)	(1,177)	83
Premiums receivable	(25,425)	(920)	16,048
Reinsurance recoverable on paid and unpaid losses	135,253	77,402	741,141
Ceded unearned premiums	53,267	(5,821)	(21,381)
Deferred policy acquisition costs, net	1,653	(18,889)	33,981
Other assets	1,563	21,526	(55,589)
Unpaid losses and loss adjustment expenses	(156,494)	(26,635)	(656,286)
Unearned premiums	(32,402)	12,535	(154,108)
Reinsurance payable on premiums	(20,256)	86,780	(46,967)
Accounts payable and accrued expenses	(10,890)	11,914	2,142
Operating lease liability	(192)	2,616	(913)
Other liabilities	(756)	1,292	(96,369)
Net cash provided by (used in) operating activities	$71,025	$243,509	$(136,003)
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	117,666	19,601	239,995
Equity securities	9,998	—	40,436
Other investments	36,160	16,147	2,418
Purchases of:
Fixed maturities	(86,995)	(156,316)	(37,780)
Equity securities	(29,028)	(34,992)	(79)
Other investments	(51,521)	(23,629)	(15,385)
Proceeds from sale of property, equipment, and cap software	—	—	629
Cost of property, equipment and capitalized software acquired	(155)	(22)	(196)
Disposition of cash on divestiture of subsidiary	—	—	(232,582)
Net proceeds from sale of former subsidiary	4,495	—	—
Net cash provided by (used in) investing activities	$620	$(179,211)	$(2,544)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(1,855)	(1,359)	(24)
Dividends	—	(24,102)	—
Proceeds from issuance of common stock, including exercise of stock options	774	11,621	26,793
Net cash provided by (used in) financing activities	$(1,081)	$(13,840)	$26,769
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified as assets held for sale	70,564	50,458	(111,778)
Cash, cash equivalents and restricted cash at beginning of period	222,290	171,832	283,610
Cash, cash equivalents and restricted at end of period	$292,854	$222,290	$171,832
Supplemental Cash Flows Information
Interest paid	$10,875	$12,808	$10,875
Federal income taxes refunded	$—	$(7,201)	$(12,127)
Florida state income taxes paid (refunded)	$(987)	$575	$746
Louisiana state income taxes paid (refunded)	$(35)	$(91)	$270
All other state income taxes paid (refunded)	$(62)	$(67)	$542

See accompanying notes to consolidated financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

1)
ORGANIZATION, CONSOLIDATION AND PRESENTATION
(a)
Business

American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a property and casualty insurance holding company that sources, writes and services residential commercial property insurance policies using a network of agents and one wholly owned insurance subsidiary, American Coastal Insurance Company (AmCoastal), acquired via merger on April 3, 2017. On July 10, 2023, we changed our corporate name from United Insurance Holdings Corp. to American Coastal Insurance Corporation. The Company also previously wrote insurance through Interboro Insurance Company (IIC); however, on April 1, 2025, the Company completed the sale of IIC. The details of this transaction are described below.

The Company's other subsidiaries include Skyway Underwriters, LLC, a managing general agent that provides policy and claims administration, underwriting, technological and distribution services to the Company's insurance company; AmCo Holding Company, LLC (AmCo), which is a holding company subsidiary that consolidates its respective insurance company; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; and Shoreline Re, which provides a portion of the reinsurance protection purchased by the Company's insurance subsidiary where management deems prudent. The Company also has several subsidiaries in run-off including United Insurance Management, L.C. (UIM), a managing general agent; Skyway Claims Services, LLC (SCS), which previously provided claims adjusting services to the Company's insurance companies; Skyway Reinsurance Services, LLC, which previously provided reinsurance brokerage services for the Company's insurance companies; and Skyway Legal Services, LLC (SLS), which previously provided claims litigation services to the Company's insurance companies.

We write commercial residential property insurance in Florida. On February 27, 2023, our former insurance subsidiary that wrote personal residential business in six states, United Property & Casualty Insurance Company (UPC), was placed into receivership with the Florida Department of Financial Services (DFS), which divested our ownership of UPC. The events leading to receivership and results of this subsidiary, now included within discontinued operations, are discussed in Note 4 below.

On May 9, 2024, we entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC (Forza) in which we agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of IIC. Forza’s application to acquire IIC was approved by the New York Department of Financial Services (NYDFS) on February 13, 2025 and the sale closed on April 1, 2025. The aggregate purchase price for the shares was equal to IIC's shareholders' equity under U.S. generally accepted accounting principles (GAAP) on the closing date. IIC results of operations and assets and liabilities are captured within discontinued operations and are discussed in Note 4 of the Notes to Consolidated Financial Statements below.

As a result of the Sale Agreement described above, IIC is presented as discontinued operations. The remaining activity captured within continuing operations supports only our commercial residential insurance offerings. Given this fact pattern, we conduct our operations under one operating segment, which consists of our commercial lines business. Further information regarding this segment can be seen in Note 2(j) below.

(b)
Consolidation and Presentation

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

We include all our subsidiaries in our consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 2, our former subsidiaries, IIC and UPC, and activities related directly to supporting the business conducted by UPC, qualified as discontinued operations.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

For the years ended December 31, 2025 and 2024, we have consolidated our Operating and Underwriting Expenses and General and Administrative Expenses lines within our Consolidated Statements of Comprehensive Income into the General and Administrative Expenses line. This was done in an effort to align more closely with our peer group for comparability. Accordingly, we have recast our Consolidated Statements of Comprehensive Income for the year ended December 31, 2023 to align with this format. We have also added a new note to our consolidated financial statements, Note 3, Disaggregation of Relevant Expense Captions, to provide the users of our financial statements with enhanced insight into this expense line.

In addition, for the year ended December 31, 2025, we have consolidated our Payments outstanding line within our Consolidated Balance Sheets into the Other Liabilities line. This was done based on the size of our Payments outstanding over the last three years. Accordingly, we have recast our Consolidated Balance Sheets for the year ended December 31, 2024 to align with this format.

2)
SIGNIFICANT ACCOUNTING POLICIES
(a)
Cash, cash equivalents, and restricted cash

Our cash, cash equivalents, and restricted cash include demand deposits with financial institutions, cash that is held in trust for assumed business, cash held in deposit accounts to satisfy statutory deposit requirements, and short-term, highly liquid instruments with original maturities of three months or less when purchased.

(b)
Investments

We currently classify all our investments in fixed maturities and short-term investments as available-for-sale, and report them, our equity securities and limited partnership investments at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of comprehensive income (loss). We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net loss. We amortize any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned. In addition, we hold a commercial mortgage loan classified as held-for-long-term and a surplus note which is classified as held-to-maturity. Both of these investments are carried at amortized cost.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

(c)
Fair Value

See Note 5 in our Notes to Consolidated Financial Statements for a discussion regarding the fair value measurement of our investments at December 31, 2025 and 2024.

(d)
Allowance for Expected Credit Losses

See Note 14 in our Notes to Consolidated Financial Statements for a discussion regarding the allowance for expected credit losses at December 31, 2025 and 2024.

(e)
Premiums

We recognize premiums as revenue, net of ceded reinsurance amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premium receivable exceeds the balance of unearned premium. We then estimate expected credit losses based on historical trends, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. Once these conditions have been examined, we establish an allowance for credit losses for any amounts not expected to be collected. When we receive payments on amounts previously charged off, we credit our expected credit loss expense in the period we receive the payment. There was no allowance for uncollectible premiums at December 31, 2025. The balance for allowance for uncollectible premiums totaled $26,000 at December 31, 2024.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premiums liability. On the policy effective date, we reduce the advance premiums liability and record the premiums as described above.

(f)
Deferred Policy Acquisition Costs

We incur policy acquisition costs that vary with, and are directly related to, the production of new business. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy. Such costs include, but are not limited to: incremental direct costs of contract acquisition, such as commissions, premium taxes, and other essential direct costs that would not have been incurred had a policy not been acquired or renewed.

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs, reinsurance costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs and record a liability to the extent the deficiency exceeded the deferred policy acquisition costs. We did not have a premium deficiency at December 31, 2025 or 2024.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

(g)
Debt Issuance Costs

We record our debt issuance costs associated with a recognized debt liability as a direct deduction from the carrying amount of the corresponding debt liability. These costs are then amortized over the life of the liability using the effective interest method.

(h)
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

ii)
Capitalized Software

We capitalize certain direct development costs associated with internal-use software. We amortize the capitalized software costs related to this internal-use software over their expected seven-year useful lives.

See Note 8 in our Notes to Consolidated Financial Statements for a discussion of our property, equipment and capitalized software that were held during 2025 and 2024.

iii)
Impairment of Long-lived Assets

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

(i)
Unpaid Losses and Loss Adjustment Expenses

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

(j)
Segment Reporting

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

As described in Note 1, as a result of the sale of IIC, we disclose one reportable operating segment, which consists of our commercial lines business. The details of our commercial lines business is described in Part 1, Item 1, above.

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

(k)
Goodwill

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

For the 2025, 2024 and 2023 annual goodwill impairment tests we utilized the quantitative assessment, determining that the goodwill was not impaired for the reporting segment.

(l)
Intangible Assets

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

Non-amortizing intangible assets generally represent the cost of insurance licenses acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the licenses acquired to their carrying values. We established fair value for purposes of impairment testing using the income approach. If the carrying value of a license

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

acquired exceeds its fair value, an impairment loss is recognized equal to that excess. During 2025, 2024 and 2023, we determined that the fair values of all remaining intangible assets were not impaired.

(m)
Leases

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

A portion of our lease agreements includes variable lease payments which are not recorded in the initial measurement of the lease liability and right-of-use asset balances. Our office equipment lease agreements may include variable payments based on usage of the equipment.

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

(n)
Income Taxes

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. We recognize interest accrued related to uncertain tax benefits and penalties as income tax expense. As of December 31, 2025, we have no accrued penalties or interest related to uncertain tax benefits.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

In June 2022, we assessed our deferred tax position and believed it was more likely than not that the benefit from certain net operating loss (NOL) carryforwards, net capital operating loss carryforwards and other net deferred tax assets would not be realized. In recognition of this risk, we recorded a valuation allowance against these deferred tax assets as of June 30, 2022. During the second quarter of 2023, we evaluated our position based on the results of our continuing operations and determined that it was more likely than not that we would be able to realize the benefit from our NOL carryforwards and business tax credit carryforwards and reversed the valuation allowance on the Company’s deferred tax assets, with the exception of the deferred tax assets attributable to capital loss carryforward amounts and other capital asset inventory items, as well as the deferred tax assets related to the dual consolidated losses of the Company’s Bermuda subsidiaries. As of December 31, 2025, we still have a valuation allowance on these items. The Company continues to evaluate its position as it relates to the valuation allowance on its deferred tax assets.

On May 15, 2023, we entered into the Tax Memorandum with DFS. As a result of this Memorandum, any benefit received from the use of UPC's net operating losses is due to the DFS as the receiver of UPC. The expense related to this remittance is presented within our provision for income taxes on our Consolidated Statements of Comprehensive Income (Loss), offsetting the tax benefit recognized.

Pillar Two, the global minimum tax initiative from the Organization for Economic Co-operation and Development, requires Multinational Enterprises to pay a 15% tax on income in each country that they operate. A “top-up tax” on the parent company of a multinational group for any income earned by a subsidiary in a low-tax jurisdiction that falls below the 15% minimum tax rate must be accrued. The Company is currently doing business in the U.S., the Cayman Islands and Bermuda. The Cayman Islands does not have a corporate income tax, while Bermuda has enacted a corporate income tax, becoming effective for tax years on or after January 1, 2025. The Pillar Two legislation provides for transitional relief for multinational groups that are in the initial phase of their international activity. This transitional relief can be available until the tax year beginning January 1, 2030. For companies that are in the initial phase of its international activity, any potential “top-up” tax is reduced to zero. It has been determined that the Company qualifies for this transitional relief for 2024 and 2025 and therefore the Company has not included any additional income tax expense in its financial statements related to the Pillar Two global minimum tax rules for 2024 or 2025.

On December 27, 2023, the Bermuda Government passed the Corporate Income Tax Act 2023, conforming to the OECD BEPS Pillar 2 framework. This act enacts a 15% corporate income tax that will generally become effective for Bermuda domiciled entities on or after January 1, 2025. The legislation provides for a number of exemptions, including a limited international presence exemption, which can defer the effective date until January 1, 2030, if the consolidated group operates in six or fewer jurisdictions, has less than €50 million in tangible assets located within Bermuda, and none of its Bermuda entities are subject to the Income Inclusion Rule in any other jurisdiction. As of December 31, 2025, the Company determined that none of its Bermuda domiciled entities were subject to the Bermuda Corporate Income Tax for the tax year ending on December 31, 2025, and would not be subject to the tax for the tax year ending December 31, 2026. The Company will continue to evaluate if and when its Bermuda domiciled entities become subject to the Bermuda Corporate Income Tax.

On July 4, 2025, President Trump signed law, H.R. 1, One Big Beautiful Bill Act (“OBBBA”). The Company identified four key corporate income tax items in the OBBBA that could impact our business: (1) the modification of IRC Section 163(j) for tax years beginning after December 31, 2025, by permanently restoring the EBITDA-based calculation, (2) the creation of IRC Section 174A, which permits businesses to immediately expense (deduct) domestic research and experimental (R&E) costs in the year incurred, starting with tax years beginning after December 31, 2024, permanently reversing the 2017 Tax Cuts and Jobs Act (TCJA) mandate that forced the amortization of domestic R&D costs over 5 years), (3) the restoration of 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025, and (4) an amendment to IRC Section 170, which, for tax years beginning on or after January 1, 2026, limits corporate charitable contribution deductions by imposing a new 1% floor on taxable income. Contributions are now only deductible to the extent they exceed 1% of the corporation’s taxable income, while maintaining the 10% overall deduction cap. It was determined that the corporate income tax changes resulting from the One Big Beautiful Bill Act will not have a material impact on the Company’s financial statements.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

We did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2025, 2024 or 2023. Tax penalties or income-tax-related interest incurred are included in our provision (benefit) for income taxes on our Consolidated Statements of Comprehensive Income (Loss).

(o)
Advertising Costs

We expense all advertising costs as an operating expense when we incur those costs. For the years ended December 31, 2025, 2024 and 2023, we incurred advertising costs of $90,000, $41,000, and $29,000, respectively.

(p)
Earnings Per Share (EPS)

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

(q)
Concentrations of Risk

Our current operations subject us to the following concentrations of risk:

•
a concentration of revenue because we write only property insurance policies;
•
a concentration of revenue because we source 97% of our commercial lines business from AmRisc, LLC (AmRisc);
•
a geographic concentration resulting from the fact that 100% of our business is in Florida;
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

With regard to our cash balances held at financial institutions, we had $291,030,000 and $196,930,000 in excess of Federal Deposit Insurance Corporation insurance limits at December 31, 2025 and 2024, respectively.

(r)
Managing General Agent Fees

Our policy fees consist of the managing general agent (MGA) fee. We defer MGA fees as unearned revenue and recognize revenue on a pro rata basis over the term of the underlying policies.

(s)
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

We record provisional ceding commissions that we receive in connection with our reinsurance contracts for all underwriting years as an offset to deferred acquisitions costs.

We record amounts recoverable from our reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of our liability for unpaid losses associated with the reinsured policies;

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. As of December 31, 2025 and December 31, 2024, our ending credit loss allowance related to reinsurance recoverables was $30,000, and $75,000, respectively.

(t)
Assessments

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

Where permitted by law or regulatory authority, we collect assessments imposed upon policyholders as a policy surcharge and we record the amounts collected as a liability until we remit the amounts to the regulatory agency that imposed the assessment. During 2023, we received a multi-year emergency assessment notice from FIGA. This assessment will be 1.0% on direct written premiums of all covered lines of business in Florida beginning October 1, 2023 through September 20, 2025 to cover the cost of insurance for companies facing insolvency. During 2025, FIGA extended this assessment for a third year, beginning October 1, 2025 through September 30, 2026.

(u)
Discontinued Operations

As described in Note 1, on May 9, 2024, we entered into the Sale Agreement with Forza in which ACIC agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of IIC. Forza’s application to acquire IIC was approved by the NYDFS on February 13, 2025 and the sale closed on April 1, 2025.

As described in Note 4, effective February 27, 2023, our former subsidiary, UPC, was placed into receivership with the DFS. This receivership divested our ownership of UPC. This disposal, as well as the activities related directly to supporting the business conducted by UPC, qualified as a discontinued operation. The results of operations of business are reported as discontinued operations when the disposal represents a strategic shift that will have a major effect on the entity's operations and financial results. When a business is identified for discontinued operations reporting:

•
Results for prior periods are retroactively reclassified as discontinued operations;
•
Results of operations are reported in a single line, net of tax, in the Consolidated Statements of Comprehensive Income (Loss); and
•
Assets and liabilities are reported as held for disposal in the Consolidated Balance Sheets.

Additional details by major classification of operating results and financial position are included in Note 4.

(v)
Accounting Pronouncements

Recently Adopted Policies

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segments Disclosures. This update requires the disclosure of significant

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the CODM. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that the disclosure requirements in ASC 280 are for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. We adopted this guidance as of December 31, 2024 and have included all required disclosures in Note 2(j) above.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This update amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this guidance, retrospectively, as of December 31, 2025 and have included all required disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update modernizes certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for annual periods beginning after December 31, 2027, with early adoption permitted. We adopted this guidance as of December 31, 2025 and have included all required disclosures.

Pending Policies

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 2024-40): Disaggregation of Income Statement Expenses. This update requires disaggregated disclosure of income statement expenses for entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are assessing the impact of this new accounting standard on our consolidated financial statements and related disclosures.

3)
DISAGGREGATION OF RELEVANT EXPENSE CAPTIONS

We present our expenses in four major captions, loss and loss adjustment expenses, policy acquisition costs, general and administrative expenses and interest expense. We have presented the disaggregation of our general and administrative expenses below for the years ended December 31, 2025, 2024, and 2023 to enhance disclosure regarding our recast general and administrative expenses.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

	Year Ended December 31,
	2025	2024	2023
General and Administrative Expenses
Employee compensation(1)	$14,980	$15,139	$13,617
Depreciation and amortization	4,131	5,185	1,832
Association fees	3,876	3,473	2,570
Professional services	3,736	4,472	4,275
Software & equipment costs	3,341	4,117	4,434
Intangible asset amortization	2,437	2,640	3,247
Audit fees	1,619	2,412	1,347
Liability insurance	1,536	1,908	1,633
Legal fees	815	1,657	1,038
Operating lease expense	438	220	723
Loss on disposal of indefinite life intangible assets	—	—	200
Provision for (reversal of) expected credit losses	(71)	(44)	(219)
Other general and administrative(2)	3,625	3,577	2,862
Total general and administrative expenses	$40,463	$44,756	$37,559

(1) For the year ended December 31, 2025, employee compensation includes $4.5 million, in one-time employee retention tax credit refunds.

(2) For the years ended December 31, 2025, 2024, and 2023, other general and administrative expenses were comprised primarily of regulatory fees, director fees, franchise fees and overhead.

4)
DISCONTINUED OPERATIONS

On May 9, 2024, we entered into the Sale Agreement with Forza in which ACIC agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of IIC. Forza’s application to acquire IIC was approved by the NYDFS on February 13, 2025 and the sale closed on April 1, 2025. We received cash proceeds totaling $25,679,000 from the sale resulting in a loss on disposal of $247,000, net of tax impact. We also recognized a $1,348,000 loss, net of tax impact, on IIC's fixed maturity portfolio, which was included in accumulated other comprehensive loss on our Consolidated Balance Sheets prior to the sale. The total tax benefit related to the sale and realized loss on fixed maturity portfolio was $527,000.

The results from IIC's discontinued operations for the years ended December 31, 2025, 2024, and 2023 are presented below.

	Year Ended December 31,
	2025 (3)	2024	2023
REVENUE:
Gross premiums written	$13,120	$39,704	$34,334
Change in gross unearned premiums	(3,336)	(3,337)	(3,053)
Gross premiums earned	9,784	36,367	31,281
Ceded premiums earned	(2,528)	(10,044)	(11,457)
Net premiums earned	7,256	26,323	19,824
Net investment income	538	2,093	2,274
Net realized investment losses	(2)	(66)	(19)
Other revenue	16	62	64
Total revenue	7,808	28,412	22,143
EXPENSES:
Losses and loss adjustment expenses	3,179	18,738	16,183
Policy acquisition costs	1,906	8,336	7,910
General and administrative expenses(1)	546	3,483	2,170
Total expenses	5,631	30,557	26,263
Income (loss) before other income	2,177	(2,145)	(4,120)
Other income	—	—	11
Income (loss) before income taxes	2,177	(2,145)	(4,109)
Provision (benefit) for income taxes(2)	540	(1,544)	(1,103)
Income (loss) from discontinued operations, net of tax	$1,637	$(601)	$(3,006)

(1) Includes $385,000 in discontinued operations outside of IIC stand-alone results for the year ended December 31, 2024.

(2) Includes $1,103,000 in tax benefit related to discontinued operations outside of IIC stand-alone results for the year ended December 31, 2024.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

(3) Excludes loss on sale and realization of unrealized losses on fixed maturity portfolio, the details of which are described above and are not operational results related to IIC.

The major classes of IIC assets and liabilities transferred as a result of the sale as of the date of sale and as of December 31, 2024 are presented below.

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

In the first quarter of 2023, the assets and liabilities of UPC were divested. In addition, activities provided by our entities, SCS, SLS and UIM, related directly to supporting the business conducted by UPC, were included. The assets and liabilities for the balance sheet as of the date of disposal are retrospectively reclassified as held for disposal, and the results of UPC and activities related directly to supporting the business conducted by UPC are classified as discontinued operations for all periods presented. This activity was included in our personal lines operating segment in previous filings.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

The results from UPC’s discontinued operations, including the supporting activities provided by SCS, SLS and UIM for the year ended December 31, 2023, are presented below.

UPC Results from Discontinued Operations
Year Ended December 31,
2023
REVENUE:
Gross premiums written	$(120,608)
Change in gross unearned premiums	198,154
Gross premiums earned	77,546
Ceded premiums earned	(48,203)
Net premiums earned	29,343
Net investment income	2,182
Net realized investment gains	1,343
Net unrealized gains on equity securities	2,080
Other revenue	2,717
Total revenue	37,665
EXPENSES:
Losses and loss adjustment expenses	36,898
Policy acquisition costs	(1,522)
General and administrative expenses	11,307
Interest expense	22
Total expenses	46,705
Loss before other income	(9,040)
Other loss	(2,004)
Loss before income taxes	(11,044)
Benefit for income taxes	(317)
Loss from discontinued operations, net of tax	$(10,727)

As of February 28, 2023, the Company completed the disposal of its former subsidiary, UPC. This divestiture resulted in a gain of $238,440,000 for the year ended December 31, 2023. This gain was driven by the negative equity position of UPC.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

There were no other non-cash transactions during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, amortization attributed to discontinued operations totaled $3,544,000.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

5)
INVESTMENTS

The following table details fixed maturity available-for-sale securities, by major investment category, at December 31, 2025 and 2024:

	Cost or Adjusted/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
U.S. government and agency securities	$91,496	$622	$—	$92,118
Corporate securities	84,332	173	3,760	80,745
Mortgage-backed securities	34,299	259	3,847	30,711
States, municipalities and political subdivisions	28,155	87	1,164	27,078
Asset-backed securities	13,246	49	638	12,657
Public utilities	9,384	41	179	9,246
Foreign government	591	6	—	597
Total fixed maturities	$261,503	$1,237	$9,588	$253,152

December 31, 2024
U.S. government and agency securities	$154,096	$589	$25	$154,660
Corporate securities	68,024	6	6,495	61,535
Mortgage-backed securities	35,895	—	5,433	30,462
States, municipalities and political subdivisions	19,104	—	1,907	17,197
Asset-backed securities	12,341	1	906	11,436
Public utilities	5,651	—	367	5,284
Foreign government	436	—	9	427
Total fixed maturities	$295,547	$596	$15,142	$281,001

Equity securities are summarized as follows at:

	December 31, 2025		December 31, 2024
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$56,637	91.8%	$31,818	86.5%
Other common stocks	5,048	8.2	4,976	13.5
Total equity securities	$61,685	100.0%	$36,794	100.0%

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

When we sell investments, we calculate the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. We determine the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details our realized gains (losses) by major investment category for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)
Fixed maturities	$5	$112,834	$—	$10,720	$4	$7,315
Equity securities	1,383	9,998	—	—	165	5,786
Short-term investments	—	35,999	—	9,000	—	126
Other investments	—	—	—	2,000	3	1,151
Total realized gains	1,388	158,831	—	21,720	172	14,378
Fixed maturities	(6)	1,640	(124)	443	(6,296)	39,225
Equity securities	—	—	—	—	(665)	10,372
Short-term investments	—	—	—	4,999	—	—
Total realized losses	(6)	1,640	(124)	5,442	(6,961)	49,597
Net realized investment gains (losses)	$1,382	$160,471	$(124)	$27,162	$(6,789)	$63,975

(1) Fair Value at Sale includes maturities and paydowns executed at par value.

The table below summarizes our fixed maturities at December 31, 2025, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	December 31, 2025
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$48,500	18.5%	$48,585	19.2%
Due after one year through five years	144,763	55.4	142,669	56.4
Due after five years through ten years	17,441	6.7	15,729	6.2
Due after ten years	3,254	1.2	2,801	1.1
Asset and mortgage-backed securities	47,545	18.2	43,368	17.1
Total	$261,503	100.0%	$253,152	100.0%

The following table summarizes our net investment income by major investment category:

	Year Ended December 31,
	2025	2024	2023
Fixed maturities	$9,624	$7,132	$3,061
Equity securities	902	386	80
Other investments	1,795	918	(68)
Cash and cash equivalents	10,219	12,624	5,411
Investment income	22,540	21,060	8,484
Investment expenses	(334)	(265)	(184)
Net investment income	$22,206	$20,795	$8,300

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

During the years ended December 31, 2025 and 2024, we determined that none of our fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that result from credit losses. Therefore, no credit loss allowance was recorded at December 31, 2025 and 2024. The issuers of our debt security investments continue to make interest payments on a timely basis. We do not intend to sell, nor is it likely that we would be required to sell the debt securities before we recover our amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

The following table presents aging of our unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
December 31, 2025
U.S. government and agency securities	—	$—	$—	—	$—	$—
Corporate securities	27	57	11,165	78	3,703	46,381
Mortgage-backed securities	2	5	263	54	3,842	26,094
States, municipalities and political subdivisions	13	24	4,528	24	1,140	14,992
Asset-backed securities	3	2	591	21	636	6,715
Public utilities	4	5	1,772	6	174	3,472
Foreign governments	—	—	—	—	—	—
Total fixed maturities	49	$93	$18,319	183	$9,495	$97,654

December 31, 2024
U.S. government and agency securities	2	$25	$5,878	—	$—	$—
Corporate securities	42	300	14,559	80	6,195	45,702
Mortgage-backed securities	4	26	1,244	61	5,407	29,218
States, municipalities and political subdivisions	4	25	1,330	27	1,882	15,868
Asset-backed securities	6	21	2,104	22	885	7,977
Public utilities	6	37	1,937	6	330	3,347
Foreign governments	1	9	427	—	—	—
Total fixed maturities	65	$443	$27,479	196	$14,699	$102,112

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities where quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2025 and 2024. Changes in interest rates subsequent to December 31, 2025, may affect the fair value of our investments.

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

Any change in the estimated fair value of our fixed-income securities would impact the amount of unrealized gain or loss we have recorded, which could change the amount we have recorded for our investments and other comprehensive income (loss) on our Consolidated Balance Sheets as of December 31, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2025 and 2024:

	Total	Level 1	Level 2	Level 3
December 31, 2025
U.S. government and agency securities	$92,118	$—	$92,118	$—
Corporate securities	80,745	—	80,745	—
Mortgage-backed securities	30,711	—	30,711	—
States, municipalities and political subdivisions	27,078	—	27,078	—
Asset-backed securities	12,657	—	12,657	—
Public utilities	9,246	—	9,246	—
Foreign government	597	—	597	—
Total fixed maturities	253,152	—	253,152	—
Mutual funds	56,637	56,637	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	56,637	56,637	—	—
Other investments (2)	21,096	—	21,096	—
Total investments	$330,885	$56,637	$274,248	$—

December 31, 2024
U.S. government and agency securities	$154,660	$—	$154,660	$—
Corporate securities	61,535	—	61,535	—
Mortgage-backed securities	30,462	—	30,462	—
States, municipalities and political subdivisions	17,197	—	17,197	—
Asset-backed securities	11,436	—	11,436	—
Public utilities	5,284	—	5,284	—
Foreign government	427	—	427	—
Total fixed maturities	281,001	—	281,001	—
Mutual Funds	31,818	31,818	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	31,818	31,818	—	—
Other investments (2)	20,494	—	20,494	—
Total investments	$333,313	$31,818	$301,495	$—

(1) Other common stocks in the fair value hierarchy exclude these common stock interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

(2) Other investments included in the fair value hierarchy exclude these other limited partnership interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, meaning, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at December 31, 2025 and 2024.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2025 and 2024, because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of our Senior Notes (defined below) approximates fair value, as the interest rates and terms are variable.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

At the end of each quarter, we determine whether we need to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, we report the transfer as of the end of the quarter. During 2025 and 2024, we transferred no investments between levels.

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

Other investments

We acquired investments in limited partnerships, recorded in the other investments line of our Consolidated Balance Sheets, and these investments are currently being accounted for at fair value utilizing a net asset value per share practical expedient. The Company has also acquired an investment in a commercial mortgage loan, which is classified as held-for-long-term-investment and a surplus note, which is classified as held-to-maturity. Both of these investments are carried on the balance sheet at amortized cost.

The information presented in the table below is as of December 31, 2025 and 2024:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2025
Limited partnership investments (1)	$5,024	$1,093	$—	$6,117
Surplus note (1)	6,000	—	—	6,000
Commercial mortgage loans	6,840	—	—	6,840
Short-term investments	21,090	13	7	21,096
Total other investments	$38,954	$1,106	$7	$40,053

December 31, 2024
Limited partnership investments (1)	$2,556	$573	$—	$3,129
Short-term investments	20,413	81	—	20,494
Total other investments	$22,969	$654	$—	$23,623

(1) Distributions will be generated from investment gains, from operating income, from underlying investments of the funds and from liquidation of the underlying assets of the funds. We estimate that the underlying assets of the funds will be liquidated over the next few months to five years.

During the second quarter of 2025, the Company invested $6 million in a surplus note, as seen in the table above. As a term of this investment, the Company was issued 18,497 warrants to purchase common stock of the issuer of the surplus note for no additional consideration. These warrants are free-standing in nature and are not being used as a hedging instrument. The Company does not invest in derivatives as part of its investment strategy and is only a holder of these warrants as a product of its strategy to invest in this surplus note.

As the underlying common stock of the warrants is not publicly traded and the issuer of the warrants has been in operation for less than one year, the fair value to these warrants is not material as of December 31, 2025. For the year ended December 31 2025, these warrants had no impact on the Company's financial position, financial performance or cash flows.

Restricted Cash

We are required to maintain assets on deposit with various regulatory authorities to support our insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. We also use trust funds in certain reinsurance transactions.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

The following table presents the components of restricted assets:

	December 31, 2025	December 31, 2024
Trust funds	$93,734	$62,013
Cash on deposit (regulatory deposits)	358	344
Total restricted cash	$94,092	$62,357

6)
EARNINGS PER SHARE

Basic EPS are based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflect the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to ACIC common stockholders	$106,837	$75,718	$309,911

Denominator:
Weighted-average shares outstanding	48,476,824	47,831,412	43,596,432
Effect of dilutive securities	1,306,169	1,531,573	792,372
Weighted-average diluted shares	49,782,993	49,362,985	44,388,804

Earnings available to ACIC common stockholders per share
Basic	$2.20	$1.59	$7.11
Diluted	$2.15	$1.54	$6.98

7)
DEFERRED POLICY ACQUISITION COSTS

We anticipate that all remaining deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs:

	2025	2024
Balance at January 1	$40,282	$21,149
Policy acquisition costs deferred	128,106	135,636
Amortization	(134,622)	(126,707)
Unearned ceding commission	4,049	10,204
Balance at December 31	$37,815	$40,282

8)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31, 2025	December 31, 2024
Computer hardware and software	$8,587	$13,967
Office furniture and equipment	435	394
Leasehold improvements	96	—
Total, at cost	9,118	14,361
Less: accumulated depreciation and amortization	(8,395)	(8,625)
Property and equipment, net	$723	$5,736

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

Depreciation and amortization expense under property and equipment was $3,798,000, $4,852,000 and $1,499,000 for the years ended December 31, 2025, 2024 and 2023, respectively. During the first quarter of 2024, we moved capitalized software from discontinued operations to continuing operations to align with the Company’s use of the system in the current year. Please see Note 4 for more detail.

During the year ended December 31, 2025, we disposed of computer hardware and software totaling $5,381,000. The accumulated depreciation on these systems totaled $4,018,000 at the time of disposal. We disposed of office furniture totaling $18,000 during the period. Accumulated depreciation at the time of this disposal totaled $18,000. During the year ended December 31, 2024, we disposed of computer hardware and software totaling $1,018,000. The accumulated depreciation on these systems totaled $953,000 at the time of disposal. We disposed of office furniture totaling $167,000 during the period. Accumulated depreciation at the time of this disposal totaled $163,000. In addition, we disposed of leasehold improvements totaling $311,000 during the period. Accumulated depreciation at the time of this disposal totaled $232,000. We also impaired software totaling $1,035,000, due to lower expected cash flows over the remaining life of the software. During the year ended December 31, 2023, we sold or disposed of leased vehicles totaling $1,069,000. The accumulated depreciation on these vehicles totaled $1,038,000 at the time of disposal. We realized a net gain on this disposal of $559,000. We disposed of computer hardware and software totaling $1,061,000. The accumulated depreciation on these systems totaled $379,000 at the time of disposal. In addition, we disposed of office furniture totaling $749,000 during the period. Accumulated depreciation at the time of this disposal totaled $702,000.

9)
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at December 31, 2025, 2024, and 2023 was $59,476,000.

For the 2025 annual goodwill impairment test, we utilized the quantitative assessment for our goodwill, determining that it was not impaired. This testing took place during the third quarter of 2025.

There was no additional goodwill acquired or disposed of during the years ended December 31, 2025, 2024 and 2023. Accumulated impairment related to goodwill was $10,156,000 at December 31, 2024 and 2023, attributable wholly to IIC, and was disposed of with the sale of IIC as described in Note 4 above.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as other assets on our Consolidated Balance Sheets at:

	December 31, 2025	December 31, 2024
Intangible assets subject to amortization	$3,048	$5,485
Indefinite-lived intangible assets(1)	423	423
Total	$3,471	$5,908

(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
December 31, 2025
Agency agreements acquired	1.3	$34,661	$(31,613)	$3,048

December 31, 2024
Agency agreements acquired	2.3	$34,661	$(29,176)	$5,485

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the years ended December 31, 2025 and 2024.

Amortization expense of our intangible assets was $2,437,000, $2,640,000 and $3,247,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2026	$2,439
2027	609
2028	—
2029	—
2030	—

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
2.
AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes; and
3.
AmCoastal's catastrophe aggregate excess of loss coverage, in effect Jan 1 through December 31, annually, which provides protection from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,330,000,000 for a first occurrence and $1,676,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $29,750,000 ($14,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $15,750,000 (retained separately by the Company's captive)). The Company has purchased second and third event retrocession coverage, reducing its second event GAAP retention to $18,500,000 ($14,000,000 STAT retained by AmCoastal, $4,500,000 retained separately by the Company's captive) and third event GAAP retention to $3,750,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-203-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% estimated by blending the AIR 10, AIR 11.5, RMS 22 and RMS 23 catastrophe models using long-term catalogs including demand surge and based on total insured value at September 30, 2025 of $69 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are very good tools and their output provides reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, so actual results could vary dramatically from those expected.

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

The table below outlines the participation of Shoreline Re for each program, including premium received and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
Quota Share Agreement	06/01/2025 - 05/31/2026	45% (2)	$33,346,000	(3)
All Other Perils Catastrophe	01/01/2025 -
Excess of Loss Agreement	12/31/2025	$1,296,000	2,304,000
All Other Perils Catastrophe	01/01/2024 -
Excess of Loss Agreement	12/31/2024	—	4,500,000	(4)
Excess Per Risk Agreement	02/01/2024 - 01/31/2025	1,867,000	633,000
Quota Share Agreement (5)	06/01/2024 - 05/31/2026	30% (2)	$4,200,000	(6)

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

(5) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

(6) Net premiums earned based on estimated subject premiums at June 1, 2024.

The table below outlines our quota share agreements in effect for the years ended December 31, 2025 and 2024.

Reinsurer	Companies in Scope	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2024 - 05/31/2026	20% (1)(2)	Florida
External third-party	AmCoastal	06/01/2023 - 05/31/2024	40% (1)	Florida

(1) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing the Company's retention for catastrophe losses.

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025 to May 31, 2026.

Reinsurance recoverable at the balance sheet dates consists of the following:

	December 31, 2025	December 31, 2024
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$116,772	$249,276
Reinsurance recoverable on paid losses and loss adjustment expenses	11,433	14,143
Reinsurance recoverable(1)	$128,205	$263,419

(1) Our reinsurance recoverable balance is net of our allowance for expected credit losses. More information related to this allowance can be found in Note 14.

The following table depicts written premiums, earned premiums and losses, showing the effects that our reinsurance transactions have on these components of our Consolidated Statements of Comprehensive Income (Loss):

	Year ended December 31,
	2025	2024	2023
Premium written:
Direct	$612,599	$642,727	$635,593
Assumed	(77)	5,078	116
Ceded	(290,212)	(370,210)	(413,462)
Net premium written	$322,310	$277,595	$222,247
Change in unearned premiums:
Direct	$32,271	$(5,730)	$(41,227)
Assumed	3,467	(3,467)	10,201
Ceded	(51,196)	5,592	70,839
Net decrease (increase)	$(15,458)	$(3,605)	$39,813
Premiums earned:
Direct	$644,870	$636,997	$594,366
Assumed	3,390	1,611	10,317
Ceded	(341,408)	(364,618)	(342,623)
Net premiums earned	$306,852	$273,990	$262,060
Losses and LAE incurred:
Direct	$5,250	$231,537	$120,114
Assumed	(3,051)	(4,077)	3,767
Ceded	43,841	(158,141)	(77,203)
Net losses and LAE incurred	$46,040	$69,319	$46,678

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

Ceded losses incurred decreased by $201,982,000 during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily as a result of Hurricane Milton from which we incurred an ultimate loss estimate of $125,000,000 at December 31, 2024. In 2025 we incurred no similar catastrophe activity and this estimated was revised down to $75,500,000 at December 31, 2025.

The following table highlights the effects that our reinsurance transactions have on unpaid losses and loss adjustment expenses and unearned premiums in our Consolidated Balance Sheets:

	December 31,
	2025	2024	2023
Unpaid losses and LAE:
Direct	$161,560	$315,412	$332,396
Assumed	4,141	6,675	15,342
Gross unpaid losses and LAE	165,701	322,087	347,738
Ceded	(116,772)	(249,276)	(271,736)
Net unpaid losses and LAE	$48,929	$72,811	$76,002
Unearned premiums:
Direct	$249,616	$281,887	$276,157
Assumed	—	3,467	—
Gross unearned premiums	249,616	285,354	276,157
Ceded	(109,697)	(160,893)	(155,301)
Net unearned premiums	$139,919	$124,461	$120,856

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

•
Case reserves - When a claim is reported, we establish an automatic minimum case reserve for that claim type that represents our initial estimate of the losses that will ultimately be paid on the reported claim. Our initial estimate for each claim is based upon averages of loss payments for our prior closed claims made for that claim type. Then, our claims personnel perform an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss and adjust the reserve as necessary. As claims mature, we increase or decrease the reserve estimates as deemed necessary by our claims department based upon additional information we receive regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims.
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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

Our commercial lines claims are handled by Sedgwick Delegated Authority (“SDA”) pursuant to a servicing agreement with AmRisc, as AmCoastal’s exclusive managing general agent for condominium business and Skyway Underwriters as managing general agent for apartment business. We maintain a claims management team that focuses on statutory claim compliance and overall customer satisfaction on these claims. When AmRisc or Skyway Underwriters receive a claim, it sends notification to SDA and our claims team. SDA triages all incoming claims to determine whether they can be desk-adjusted or whether SDA will assign the fieldwork to third-party claims adjusting companies. The third-party claims adjusting companies conduct inspections of the damaged property and prepare initial estimates. SDA reviews the reports to determine whether there is a covered loss to be paid to the policyholder in accordance with the terms and conditions of the policy in effect. We have established an authority level with SDA to settle claims on our behalf. If a loss amount exceeds this authority, the approval elevates to AmRisc or Skyway Underwriters for review, and ultimately, to our team for final review if the loss exceeds AmRisc’s established authority level. Our claims team monitors all claims throughout the claims-handling process, regardless of the loss amount.

The following is information about incurred claims development and paid claims development as of December 31, 2025, excluding adjusting and other expenses, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liability plus expected development on reported claims included within the net incurred claims amounts. Please note that a portion of our business is subject to a loss cap which may have been allocated to the incurred table below in a different period than the payment is reflected in the paid table. This may result in a decrease in incurred claims year-over-year. The incurred claims development and paid claims development data reflects the acquisitions of AmCo in April 2017, on a retrospective basis (includes AmCo data for years prior to our acquisition of the insurance affiliates). The information about incurred claims development and paid claims development for the years ended December 31, 2015 to 2024 is presented as supplementary information.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

$ In thousands (except number of reported claims)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										As of December 31, 2025
											Total of IBNR Liabilities Plus
										Audited	Expected Development	Cumulative Number of
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	on Reported Claims	Reported Claims
2016	$68,980	$66,742	$74,195	$78,078	$79,372	$80,322	$89,869	$73,526	$40,371	$40,023	$—	1,145
2017	—	61,644	65,178	68,513	69,886	72,982	74,771	69,001	78,782	79,948	6,995	4,246
2018	—	—	51,100	46,382	45,458	44,604	61,877	45,781	67,908	67,722	(755)	3,680
2019	—	—	—	89,107	101,577	102,812	64,911	97,479	70,596	71,062	1,898	5,012
2020	—	—	—	—	71,816	50,622	45,611	64,055	88,589	91,574	(932)	4,667
2021	—	—	—	—	—	71,731	65,061	58,459	31,737	32,615	1,580	1,804
2022	—	—	—	—	—	—	45,365	43,625	77,959	76,098	5,542	1,538
2023	—	—	—	—	—	—	—	20,038	20,813	17,858	2,727	379
2024	—	—	—	—	—	—	—	—	33,727	28,392	5,164	457
2025	—	—	—	—	—	—	—	—	—	17,610	10,723	247
									Total	$522,902

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
										Audited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$25,567	$32,651	$35,548	$37,844	$38,700	$39,940	$54,497	$40,017	$40,021	$40,022
2017	—	40,467	62,353	64,329	73,683	80,460	84,933	54,143	61,771	68,283
2018	—	—	27,852	54,551	61,885	66,848	82,443	67,193	68,496	68,433
2019	—	—	—	38,428	57,041	62,133	34,768	64,274	64,817	66,424
2020	—	—	—	—	33,532	56,201	79,570	84,525	87,433	91,085
2021	—	—	—	—	—	19,754	28,506	32,033	35,492	32,476
2022	—	—	—	—	—	—	16,645	51,748	64,360	69,371
2023	—	—	—	—	—	—	—	8,993	13,557	14,855
2024	—	—	—	—	—	—	—	—	8,893	21,843
2025	—	—	—	—	—	—	—	—	—	6,052
									Total	$478,844
				All outstanding liabilities before 2016, net of reinsurance						3
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$44,061

The following is supplementary information about average historical claims duration as of December 31, 2025.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	50.7%	23.3%	11.7%	7.5%	3.8%	1.5%	1.0%	0.3%	0.2%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

	December 31,
	2025	2024
Net outstanding liabilities
Commercial Property Insurance	$44,061	$65,645
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	44,061	65,645

Reinsurance recoverable on unpaid claims
Commercial Property Insurance	116,772	249,276
Total reinsurance recoverable on unpaid claims	116,772	249,276

Unallocated claims adjustment expenses	4,868	7,166

Total gross liability for unpaid claims and claims adjustment expense	$165,701	$322,087

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

The table below shows the analysis of our reserve for unpaid losses for each of our last three fiscal years on a GAAP basis:

	2025	2024	2023
Balance at January 1	$322,087	$347,738	$816,489
Less: reinsurance recoverable on unpaid losses	249,276	271,736	731,666
Net balance at January 1	72,811	76,002	84,823

Incurred related to:
Current year	51,867	73,023	59,372
Prior years	(5,827)	(3,704)	(12,694)
Total incurred	46,040	69,319	46,678
Paid related to:
Current year	38,173	44,913	41,392
Prior years	31,749	27,597	14,107
Total paid	69,922	72,510	55,499

Net balance at December 31	48,929	72,811	76,002
Plus: reinsurance recoverable on unpaid losses	116,772	249,276	271,736
Balance at December 31	165,701	322,087	347,738

Composition of reserve for unpaid losses and LAE:
Case reserves	29,522	55,265	109,219
IBNR reserves	136,179	266,822	238,519
Balance at December 31	$165,701	$322,087	$347,738

Based upon our internal analysis and our review of the statement of actuarial opinion provided by our actuarial consultants, we believe that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected in the table above, we had favorable development in all three years related to prior year losses. This favorable development came as a result of re-estimating ultimate losses in each year based on our initial reserves being higher than the ultimate settlements. The loss payments made by the Company during the year ended December 31, 2024 were higher than the loss payments made during the year ended December 31, 2025 due to the settling of prior year catastrophe claims, with no similar catastrophe activity occurring in 2025. Total reserves and reinsurance recoverable on unpaid losses also decreased when compared to the prior period, as a result of catastrophe reserves continuing to go down as we settle these claims.

12)
LONG-TERM DEBT

Senior Notes Payable

On December 13, 2017, we issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. We may redeem the Senior Notes at our option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity. On or after that date, we may redeem the Senior Notes at par, plus accrued and unpaid interest thereon. On December 8, 2022, the Kroll Bond Rating Agency, LLC announced a downgrade of our issuer and debt ratings from BBB- to BB+. As a result, pursuant to our agreement, the interest rate of our Senior Notes increased from 6.25% to 7.25%. On July 21, 2025, the Kroll Bond Rating Agency, LLC announced an upgrade of the Company's issuer and debt ratings from BB+ to BBB-. As a result, pursuant to the Company's indenture, the interest rate of its Senior Notes decreased from 7.25% to 6.25% effective December 16, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

Financial Covenants

Our Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. At December 31, 2025, while our leverage ratio was greater than the allowed ratio above, we did not incur any additional debt during the period and as a result we were in compliance with the covenants in the Senior Notes.

At December 31, 2025, the annual maturities of our long-term debt were as follows:

Amount
2026	$—
2027	150,000
2028	—
2029	—
2030	—
Thereafter	—
Total debt	$150,000

Debt Issuance Costs

The table below presents the roll forward of our debt issuance costs paid, in conjunction with the debt instruments described above, during the years ended December 31, 2025 and 2024:

	2025	2024
Balance at January 1,	$980	$1,312
Amortization	(333)	(332)
Balance at December 31,	$647	$980

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

On October 20, 2023, the Company received notice that the Florida Department of Financial Services ("DFS") filed a notice of claim and demand for tender of policy limits under the Company's director and officer insurance policy (the “Claim”). The Claim alleges that former officers and directors of UPC were involved in wrongful acts that resulted in UPC's insolvency. The Claim demands immediate tender of the Company's director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although no litigation has arisen from the Claim, litigation is anticipated. The directors and officers plan to vigorously defend against the Claim, however, due to the Company's indemnification obligation, during 2023, the Company accrued the policy retention amount of $1,500,000.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

Commitments to fund partnership investments

We have fully funded two limited partnership investments and partially funded two additional limited partnership investments. The amount of unfunded commitments was $1,950,000 and $1,400,000 at December 31, 2025 and 2024, respectively.

Leases

We, as lessee, have entered into leases of commercial office space of various term lengths. In addition to office space, we lease office equipment under operating leases.

The classification of operating lease asset and liability balances within the Consolidated Balance Sheets was as follows:

	Financial Statement Line	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Other assets	$2,955	$3,209

Liabilities
Operating lease liabilities	Operating lease liability	$3,135	$3,323

The components of lease expenses were as follows:

	Year Ended December 31,
	2025	2024
Operating lease expense	$438	$220

At December 31, 2025, future minimum gross lease payments relating to these non-cancellable operating lease agreements were as follows:

Estimated Remaining Payments
2026	$398
2027	407
2028	419
2029	432
2030	445
Thereafter	2,001
Total undiscounted future minimum lease payments	4,102
Less: Imputed interest	(967)
Present value of lease liabilities	$3,135

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (months)	110	121
Weighted average discount rate	5.65%	5.64%

Other cash and non-cash related activities were as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Investing cash flows from operating leases	$—	$95

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,256

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for businesses impacted by government-mandated shutdowns, work stoppages, or other losses suffered by employers. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee. During the second quarter of 2022, we evaluated our eligibility and filed for a $10,161,000 refund in connection with our Employee Retention Tax Credit for the tax year ended December 31, 2021. During the year ended December 31, 2025, we have received refunds of $4,469,000 that were outstanding as of December 31, 2024. These were recorded as a contra-expense to payroll tax in the periods received. With these receipts, as of December 31, 2025, the Company has received all requested funds from the Internal Revenue Service related to this refund and no longer has an unrecorded gain contingency related to this balance.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with our former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, data related to UPC losses is limited and infrequent and could shift AmCoastal’s commission related to these contracts unfavorably. We cannot reasonably determine how this shift will be allocated between the contracted parties. Any updated calculations must be provided to both our reinsurance partners and the DFS as receiver of UPC. We are unable to estimate the impact; however, we believe a loss contingency related to these commissions may exist as of December 31, 2025.

We will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

14)
ALLOWANCE FOR EXPECTED CREDIT LOSSES

We are exposed to credit losses primarily through three different pools of assets based on similar risk characteristics: premiums receivable for direct written business, reinsurance recoverables from ceded losses to our reinsurers and our investment holdings. We estimate the expected credit losses based on historical trends, credit ratings assigned to reinsurers by rating agencies and debt issuers, average default rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts over its expected life. Changes in the relevant information may significantly affect the estimates of expected credit losses.

The allowance for credit losses is deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

The following tables summarize our allowance for expected credit losses by pooled asset for the years ended December 31, 2025 and 2024:

December 31, 2025	December 31, 2024	Provision for (reversal of) expected credit losses	Write-offs	December 31, 2025
Premiums Receivable	$26	$(23)	$(3)	$—
Reinsurance Recoverables	75	(45)	—	30
Total	$101	$(68)	$(3)	$30

December 31, 2024	December 31, 2023	Provision for (reversal of) expected credit losses	Write-offs	December 31, 2024
Premiums Receivable	$49	$(23)	$—	$26
Reinsurance Recoverables	97	(22)	—	75
Total	$146	$(45)	$—	$101

15)
INCOME TAXES

The Company files a consolidated federal income tax return with all subsidiaries, including our former subsidiary, UPC.

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2025	2024	2023
Federal:
Current	$21,289	$17,992	$11,798
Deferred	7,388	401	(2,908)
Provision for Federal income tax expense	28,677	18,393	8,890

State:
Current	4,379	4,446	3,128
Deferred	2,896	957	(2,562)
Provision for State income tax expense	7,275	5,403	566
Provision for income taxes	$35,952	$23,796	$9,456

Income tax expense is included in the financial statements as follows:

	Year Ended December 31,
	2025	2024	2023
Continuing operations	$35,939	$25,340	$10,876
Discontinued operations	13	(1,544)	(1,420)
Reported income tax provision	$35,952	$23,796	$9,456

The actual income tax expense attributable to continuing operations differs from the expected income tax expense attributable to continuing operations computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Pretax income
United States	$104,127		$89,659		$77,220
Foreign	38,607		12,000		18,860
Total pretax income	142,734		101,659		96,080

US federal statutory tax rate	29,974	21.0%	21,348	21.0%	20,176	21.0%

State and local income tax, net of federal income tax effect(1)	6,353	4.5	4,550	4.5	1,032	1.1

Foreign tax effects
Bermuda
Foreign tax statutory exemption	7	—	(56)	(0.1)	(188)	(0.2)
Cayman Islands
Foreign rate differential(2)	(8,114)	(5.7)	(2,464)	(2.4)	(3,773)	(3.9)

Effects of cross-border tax laws
US tax on foreign insurance income	8,107	5.7	2,520	2.5	3,961	4.1

Changes in valuation allowance	(17,810)	(12.5)	(8,881)	(8.7)	(10,678)	(11.1)

Nontaxable or nondeductible items
Unrealized gain on outside basis of subsidiary	16,819	11.8	8,970	8.8	—	—
Other items	603	0.4	(647)	(0.7)	346	0.3

Reported income tax expense	$35,939	25.2%	$25,340	24.9%	$10,876	11.3%

(1) For the years ended December 31, 2025 and 2023, the state of Florida makes up the majority (greater than 50%) of our state and local income tax effects. For the year ended December 31, 2024, the states of Florida and Louisiana make up the majority (greater than 50%) of our state and local income tax effects.

(2) The foreign rate differential is calculated by taking pretax net income times the foreign tax rate less the US federal statutory rate. For the years ended December 31, 2025, 2024, and 2023, our foreign tax rate is 0% and the US federal statutory rate is 21%. For the years ended December 31, 2025, 2024 and 2023, our pretax income related to the Cayman Islands is $38,639,000, $11,732,000, and $17,966,000, respectively.

Information regarding our income tax payments, net of refunds, can be found in the supplemental cash flows information section of our Consolidated Statement of Cash Flows above.

Deferred income taxes, which are included in other assets or other liabilities as appropriate, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2025, we had net operating loss (NOL) carryforwards. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitation imposed by tax laws. There is no expiration for $2,000 of our Federal NOL carryforward. The remaining $6,767,000 of our Federal NOL carryforward will begin expiring in 2042 and will fully expire by the end of 2042. There is no expiration for $2,000 of our Florida NOL carryforward. The remaining $6,473,000 of our Florida NOL carryforward will begin expiring in 2042 and will fully expire by the end of 2042. Our other state NOL carryforwards of $3,065,000 will begin expiring in 2043 and will fully expire by the end of 2044. The unused business tax credits of $1,610,000 will begin expiring in 2037 and will fully expire by the end of 2040.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

The table below summarizes the significant components of our net deferred tax asset (liability):

	December 31,
	2025	2024
Deferred tax assets:
Unearned premiums	$7,019	$6,985
Unrealized loss	244	3,575
Tax-related discount on loss reserve	275	620
R&D tax credit carryforward	1,610	1,610
Investments	2,712	2,592
Bad debt expense	328	848
Equity compensation	1,143	797
Dual consolidated loss carryforward	4,406	4,737
Net operating loss carryforward	1,702	7,740
Outside basis in subsidiary	12,360	32,138
Other	114	1,205
Total pre-allowance deferred tax assets	31,913	62,847
Valuation allowance	(20,246)	(43,212)
Total deferred tax assets	11,667	19,635
Deferred tax liabilities:
Deferred acquisitions costs	(17,668)	(14,108)
Intangible assets	(842)	(1,616)
Prepaid expenses	(487)	(472)
Investments	(67)	(131)
Fixed assets	(155)	(377)
Total deferred tax liabilities	(19,219)	(16,704)
Net deferred tax asset (liability)	$(7,552)	$2,931

Net deferred tax asset (liability) is included in the financial statements as follows:

	Year Ended December 31,
	2025	2024
Continuing operations	$(7,552)	$2,931
Discontinued operations	—	—
Net deferred tax asset (liability)	$(7,552)	$2,931

We had a valuation allowance of $20,246,000 and $43,212,000 at December 31, 2025 and 2024, respectively. At December 31, 2025, the entire valuation allowance is attributable to our continuing operations. The change in valuation allowance includes a $20,895,000 decrease in valuation allowance charged to continuing operations tax expense and a $2,071,000 decrease of valuation allowance on our FAS 115 assets which is charged to other comprehensive income. In assessing the net realizable value of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income (loss), reversals of temporary items, projected future taxable income and tax planning strategies in making this assessment.

As of June 30, 2022, the Company established a valuation allowance against its capital deferred tax inventory, which included unrealized gains and losses on investments (FAS 115 balances). Under ASC 740-10-45-20, the effect of a change in the beginning-of-the-year balance of a valuation allowance should be charged to income from continuing operations. Changes in deferred tax on FAS 115 balances are generally charged to Accumulated Other Comprehensive Income (AOCI), so booking a portion of the valuation allowance to deferred tax expense creates a disproportionate tax effect on AOCI. As a result of the valuation allowance, the Company has a disproportionate tax effect on AOCI beginning with the period ending June 30, 2022. When the Company releases this disproportionate tax effect, it results in an income tax benefit in the income statement. The Company is using the “aggregate portfolio approach” to clear the disproportionate tax effect. Under this approach, the disproportionate tax effect remains intact as long as the

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

investment portfolio remains. Only upon the disposal of the entire portfolio is the disproportionate tax effect cleared from AOCI. During 2024, the disproportionate tax effects related to the portfolio of UPC (an entity no longer included in the Consolidated financial statements of the Company) were cleared from the Company’s AOCI account and charged to discontinued operations. The disproportionate tax effects attributable to the remaining investment portfolio of the Company remain intact as of December 31, 2025.

The statute of limitations related to our consolidated Federal income tax returns and our Florida income tax returns expired for all years up to and including 2021; therefore, only the 2022 through 2025 tax years remain subject to examination by the taxing authorities. During the year ended December 31, 2023, we were examined by the IRS regarding tax years 2018, 2019 and 2020. This exam was completed in 2023, and no adjustments were proposed.

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

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2025:

December 31, 2025
Balance at January 1	$666
Decrease based on tax positions related to prior years	—
Balance at December 31	$666

Included in the balance at December 31, 2025 was $666,000 of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

16)
STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled and operates in Florida and at December 31, 2025, and during the year then ended, met all regulatory requirements of the state.

During 2023, we received a multi-year emergency assessment notice from FIGA. This assessment will be 1.0% on direct written premiums of all covered lines of business in Florida beginning October 1, 2023 through September 30, 2025 to cover the cost of insurance companies facing insolvency. During 2025, FIGA extended this assessment for a third year, beginning October 1, 2025 through September 30, 2026.

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

The state laws of Florida permit an insurer to pay dividends or make distributions out of that part of statutory surplus that is derived from net operating profit and net realized capital gains. The state laws further provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authorities in those states and the amount of dividends or distributions that would require prior approval of the insurance regulatory authorities in those states. Statutory RBC requirements may further restrict our insurance subsidiary's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum RBC requirements.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

Our insurance subsidiary must maintain capital and surplus ratios or balances as determined by the FLOIR. At December 31, 2025, we met these requirements. The table below details the amount of surplus as regards policyholders for AmCoastal at December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Surplus as regards policyholders	$316,594	$230,001

AmCoastal's restricted net assets at December 31, 2025 total $253,108,000.

NAIC law limits an insurer's investment in equity instruments and also restricts investments in medium-to-low quality debt instruments. We were in compliance with all investment restrictions at December 31, 2025 and 2024.

We have reported our insurance subsidiary's assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

Our insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income (loss) and surplus as regards policyholders, which is called stockholders’ equity (deficit) under GAAP. The table below details the statutory net income for AmCoastal for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Net Income	$87,824	$77,117	$105,862

17)
EMPLOYEE BENEFIT PLAN

We provide a 401(k) plan for substantially all of our employees. We match 100% of the first 5% of employees’ contributions to the plan. For the years ended December 31, 2025, 2024, and 2023, our contributions to the plan on behalf of the participating employees were $561,000, $514,000, and $637,000, respectively.

18)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We report changes in other comprehensive income (loss) items within comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss), and we include accumulated other comprehensive income (loss) as a component of stockholders' equity on the Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive income (loss) at year end:

	Pre-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount
December 31, 2022	$(33,041)	$2,094	$(30,947)
Changes in net unrealized losses on investments	7,340	1,366	8,706
Reclassification adjustment for realized gains	5,466	(1,366)	4,100
Impact of deconsolidation of discontinued operations	(3)	1,007	1,004
December 31, 2023	(20,238)	3,101	(17,137)
Changes in net unrealized losses on investments	3,355	31	3,386
Reclassification adjustment for realized gains	124	(31)	93
Impact of deconsolidation of discontinued operations	(8)	(2,000)	(2,008)
December 31, 2024	(16,767)	1,101	(15,666)
Changes in net unrealized losses on investments	9,806	(345)	9,461
Reclassification adjustment for realized gains	(1,382)	345	(1,037)
December 31, 2025	$(8,343)	$1,101	$(7,242)

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

19)
STOCKHOLDERS’ EQUITY (DEFICIT)

Our Board of Directors declared dividends on our outstanding shares of common stock to stockholders of record as follows for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2025		2024		2023
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$—	$—	$—	$—	$—	$—
Second Quarter	—	—	—	—	—	—
Third Quarter	—	—	—	—	—	—
Fourth Quarter	0.75	36,574	0.50	24,102	—	—

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), relating to the issuance and sale from time to time by the Company, through the Agent, of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of December 31, 2025, 4,373,000 shares have been sold under the Agreement, resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

During the year ended December 31, 2025, the Company received a dividend of $23,000,000 from our insurance subsidiary, AmCoastal. During December 2024, the Company received a $14,300,000 dividend from our insurance subsidiary, AmCoastal.

In July 2019, our Board of Directors authorized a stock repurchase plan of up to $25,000,000 of our common stock. As of December 31, 2025, we had not yet repurchased any shares under this stock repurchase plan but we may from time to time repurchase shares of common stock pursuant to 10b5-1 plans, open market purchases, privately negotiated transactions or by other methods. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

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

The following table presents our total stock-based compensation expense:

	Year Ended December 31,
	2025	2024	2023
Employee stock-based compensation expense
Pre-tax (1)	$3,798	$2,097	$1,082
Post-tax (2)	3,000	1,657	855
Director stock-based compensation expense
Pre-tax (1)	501	448	174
Post-tax (2)	396	354	137

(1) This table does not include withholding of vested shares for tax liabilities, which totaled $1,855,000, $1,359,000 and $24,000 in 2025, 2024, and 2023, respectively.

(2) The after-tax amounts are determined using the 21% corporate federal tax rate.

We had approximately $3,887,000 of unrecognized stock compensation expense at December 31, 2025 related to non-vested stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 1.8 years. We had approximately $183,000 of unrecognized director stock-based compensation expense at December 31, 2025, related to non-vested director stock-based compensation granted, which we expect to recognize over a weighted-average period of approximately 0.4 years.

Restricted stock, restricted stock units and performance stock units

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

Performance stock units vest based on the Company’s return on average equity compared to a defined group of peer companies. On the grant date, we issue the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the 2025, 2024, and 2023 awards.

We granted 466,672, 598,713 and 45,000 shares of restricted common stock, which had a weighted-average grant date fair value of $11.48, $7.41 and $5.25 per share during the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, during the year ended December 31, 2023, the Company granted 262,933 shares of restricted common stock, with a fair value of $4.33 per share, which were contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. This increase was approved during our 2024 Annual Meeting of Shareholders and the impact of the contingent grants is included in the granted shares described above and seen in the table below.

The following table presents certain information related to the activity of our non-vested common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	714,239	$2.73
Granted	45,000	5.25
Less: Forfeited	132,259	3.16
Less: Vested	181,334	3.25
Outstanding as of December 31, 2023	445,646	$2.64
Granted (1)	598,713	7.41
Less: Forfeited	1,476	4.56
Less: Vested	436,472	3.36
Outstanding as of December 31, 2024	606,411	$6.23
Granted	466,672	11.48
Less: Forfeited	1,509	11.51
Less: Vested	494,793	5.29
Outstanding as of December 31, 2025	576,781	$10.12

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

The expected annual dividend yield for our options granted during 2025 and 2024 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

We granted 76,141 stock options during the year ended December 31, 2025, which had a weighted average grant date fair value of $11.63 per share. We granted 196,275 stock options for the year ended December 31, 2024, which had a weighted average grant date fair value of $7.77 per share. We did not grant any stock options during the year ended December 31, 2023, however, during the year ended December 31, 2023, the Company granted 123,399 stock options, with a fair value of $3.08, which were contingent upon stockholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2020 Omnibus Incentive Plan. This increase was approved during our 2024 Annual Meeting of Stockholders and the impact of the contingent grants is included in the granted options described above and seen in the table below.

The following table presents certain information related to the activity of our non-vested stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2022	1,250,685	$3.71	7.66	$—
Granted	—	—	—	—
Less: Forfeited	40,000	3.46	—	—
Less: Expired	161,925	3.05	—	—
Less: Exercised	20,000	3.46	—	—
Outstanding as of December 31, 2023	1,028,760	$3.83	7.80	$6,151,000

Vested and Exercisable as of December 31, 2023	580,568	$4.78	7.56	$3,071,000

Outstanding as of December 31, 2023	1,028,760	$3.83	7.80	$6,151,000
Granted (2)	196,275	4.82	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	95,000	2.35	—	—
Outstanding as of December 31, 2024	1,130,035	$4.12	7.21	$10,202,000

Vested and Exercisable as of December 31, 2024	840,768	$4.30	6.79	$7,501,000

Outstanding as of December 31, 2024	1,130,035	$4.12	7.21	$10,202,000
Granted	76,141	11.63	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	240,446	3.17	—	—
Outstanding as of December 31, 2025	965,730	$4.95	6.50	$6,949,000

Vested and Exercisable as of December 31, 2025	799,869	$4.24	6.02	$6,368,000

(1) Presented in ones.

(2) Contingent shares granted as of December 31, 2023 have been included in the calculation of granted values as of December 31, 2024.

21)
SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Effective January 1, 2026, ACIC, through its wholly owned insurance subsidiary AmCoastal, renewed the all other perils catastrophe excess of loss agreement (the AOP CAT agreement). The agreement provides up to $95.6 million of occurrence limit excess of the $10.0 million attachment point to limit the Company’s losses from catastrophe loss events other than named windstorms and earthquakes. The Company’s retention is $10.0 million per occurrence, net of quota share reinsurance coverage. The cost of the agreement is approximately $11.4 million, inclusive of reinstatement premium protection. Exclusive of ACIC’s retention, the AOP CAT

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

agreement provides coverage of approximately $95.6 million for a first event, or $170.4 million in the aggregate.

In addition to the AOP CAT agreement, ACIC, through AmCoastal, renewed its catastrophe aggregate excess of loss agreement (the CAT Agg agreement) effective January 1, 2026. This agreement provides in-force, new and renewal business coverage of up to $40 million of aggregate limit (with a $20 million per occurrence cap) excess of zero after the $40 million annual aggregate deductible has been exceeded. The agreement limits the Company’s losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2026. The cost of the agreement is approximately $4.9 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025, the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under that framework, management concluded that our internal control over our financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN COASTAL INSURANCE CORPORATION

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

AMERICAN COASTAL INSURANCE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of American Coastal Insurance Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of American Coastal Insurance Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 9, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

March 9, 2026

AMERICAN COASTAL INSURANCE CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information regarding our Code of Conduct and Ethics set forth below, all information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2026 Annual Meeting of our Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year ended December 31, 2025 (the 2026 Proxy Statement).

CODE OF CONDUCT AND ETHICS

We have adopted a code of ethics (our Code of Conduct and Ethics) that applies to our officers, directors and employees, including our principal executive officer and our principal financial and accounting officer, in accordance with applicable federal securities laws. This document may be reviewed by accessing our investor relations site at investors.amcoastal.com under “Governance Documents”. In addition, a copy of our Code of Conduct and Ethics will be provided without charge upon written request submitted to us via regular mail or via electronic mail to investorrelations@amcoastal.com. We intend to post notice of any waiver from, or amendment to, any provision in our Code of Conduct and Ethics applicable to our principal executive officer or principal financial and accounting officer, on our website at www.amcoastal.com.

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

10.19	Employment Agreement, dated as of January 1, 2021, between the Company and Antonio Gonzalez

10.20	Employment Agreement, dated as of April 5, 2021, between the Company and Brooke Adler

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

10.25	Employment Agreement, dated as of January 1, 2024, between American Coastal Insurance Corporation and James Gray

AMERICAN COASTAL INSURANCE CORPORATION

Exhibit	Description

10.26

Employment Agreement, dated as of January 17, 2024, between American Coastal Insurance Corporation and Svetlana Castle (included as Exhibit 10.1 to the Form 8-K filed on January 18, 2023, and incorporated herein by reference.)

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

10.30

Employment Agreement, dated as of February 17, 2026, between American Coastal Insurance Corporation and Troy Crawford (included as Exhibit 10.1 to the Form 8-K filed on February 20, 2026, and incorporated herein by reference.)

14.1	American Coastal Insurance Corporation Code of Conduct and Ethics, dated as of November 9, 2020

19.1	American Coastal Insurance Corporation Insider Trading Policy, dated as of July 31, 2024

21.1	Subsidiaries of American Coastal Insurance Corporation

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

97	Compensation Clawback and Recoupment Policy, dated as of March 21, 2019. (included as Exhibit 97 to the Form 10-K filed on March 15, 2024, and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

AMERICAN COASTAL INSURANCE CORPORATION

SCHEDULE I. SUMMARY OF INVESTMENTS

	December 31, 2025
	Cost or Amortized Cost	Fair Value	Amount Shown in Consolidated Balance Sheet
Bonds:
U.S. government and agency securities	$91,496	$92,118	$92,118
Corporate securities	84,332	80,745	80,745
Mortgage-backed securities	34,299	30,711	30,711
States, municipalities and political subdivisions	28,155	27,078	27,078
Asset-backed securities	13,246	12,657	12,657
Public utilities	9,384	9,246	9,246
Foreign government	591	597	597
Total fixed maturities	261,503	253,152	253,152
Mutual funds	50,404	56,637	56,637
Other common stocks	5,000	5,048	5,048
Total equity securities	55,404	61,685	61,685
Other investments	38,954	40,053	40,053
Total investments	$355,861	$354,890	$354,890

AMERICAN COASTAL INSURANCE CORPORATION

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
	2025	2024
Assets
Fixed maturities, available-for-sale, at fair value	$1,964	$1,454
Other investments	125	118
Cash and cash equivalents	32,394	34,377
Accrued investment income	108	114
Investment in subsidiaries	462,589	477,072
Other assets	52,436	45,461
Assets held for sale	—	775
Total Assets	$549,616	$559,371

Liabilities
Intercompany payable	$40,897	$150,012
Accounts payable and accrued expenses	41,801	24,679
Notes payable	149,353	149,020
Total Liabilities	$232,051	$323,711

Stockholders' Equity
Common stock	$5	$5
Additional paid-in capital	439,742	436,524
Treasury shares	(431)	(431)
Accumulated other comprehensive loss	(7,242)	(15,666)
Retained earnings (deficit)	(114,509)	(184,772)
Total Stockholders' Equity	317,565	235,660
Total Liabilities and Stockholders' Equity	$549,616	$559,371

AMERICAN COASTAL INSURANCE CORPORATION

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
REVENUE:
Net income from subsidiaries (equity method)	$114,612	$84,549	$94,990
Net investment income	1,439	1,124	99
Net realized investment gains (losses)	5	(3)	—
Net unrealized gains on equity securities	—	—	1
Total revenues	116,056	85,670	95,090

EXPENSES:
General and administrative expenses	1,266	1,044	1,314
Interest expense	10,817	10,875	10,875
Total expenses	12,083	11,919	12,189
Income before other income	103,973	73,751	82,901
Other income (loss)	5	—	(214)
Income before income taxes	103,978	73,751	82,687
Benefit for income taxes	(2,817)	(2,568)	(2,517)
Income from continuing operations, net of tax	106,795	76,319	85,204
Income (loss) from discontinued operations, net of tax	42	(601)	224,707
Net income	$106,837	$75,718	$309,911
Unrealized gain on investments	9,806	3,355	5,998
Reclassification adjustments - gains (losses)	(1,382)	124	6,808
Total comprehensive income	$115,261	$79,197	$322,717

AMERICAN COASTAL INSURANCE CORPORATION

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED

Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$106,837	$75,718	$309,911
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Dividends received from subsidiaries	23,000	14,300	—
Earnings from subsidiaries	(114,455)	(82,943)	(80,757)
Loss on sale of subsidiary	148	—	—
Disposition of former subsidiary	—	(1,006)	(238,440)
Depreciation and amortization	333	332	333
Bond amortization and accretion	2	6	7
Net realized losses (gains) on investments	(5)	3	—
Net unrealized gains on equity securities	—	(1)	(2)
Deferred income taxes, net	258	141	157
Stock based compensation	4,299	2,545	1,318
Fixed asset and intangible asset disposals	—	—	215
Changes in operating assets and liabilities:
Accrued investment income	6	(79)	(13)
Other assets	(5,818)	4,154	(47,848)
Accounts payable and accrued expenses	(19,454)	24,207	(3)
Intercompany payable	1,997	(8,062)	47,624
Operating lease liability	—	—	(369)
Net cash provided by (used in) operating activities	(2,852)	29,315	(7,867)
INVESTING ACTIVITIES
Proceeds from sales of investments available-for-sale	513	590	406
Purchases of investments available-for-sale	(973)	—	—
Investment in subsidiaries	(23,269)	(1,265)	(676)
Proceeds from sale of subsidiary	25,679	—	—
Net cash provided by (used in) investing activities	1,950	(675)	(270)
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(1,855)	(1,359)	(24)
Dividends	—	(24,102)	—
Proceeds from issuance of common stock, including exercise of stock options	774	11,621	26,793
Net cash provided by (used in) financing activities	(1,081)	(13,840)	26,769
Increase (decrease) in cash and cash equivalents	(1,983)	14,800	18,632
Cash and cash equivalents at beginning of period	34,377	19,577	945
Cash and cash equivalents at end of period	$32,394	$34,377	$19,577

In addition to the cash flows outlined above, the Company's subsidiaries forgave historical borrowing totaling $111,112,000 during the year ended December 31, 2025. This transaction was a non-cash transaction and lowered the Company's investment in its subsidiaries by the same $111,112,000.

Notes to Condensed Financial Statements - Basis of Presentation

The Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with ACIC’s consolidated financial statements contained in Part II, Item 8 of this Form 10-K.

AMERICAN COASTAL INSURANCE CORPORATION

SCHEDULE IV. REINSURANCE

	Property and Casualty Insurance
	Direct Premium Written	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Premiums Written	Percentage of Premiums Assumed to Net
Years Ended December 31,
2025	$612,599	$290,212	$(77)	$322,310	—%
2024	642,727	370,210	5,078	277,595	1.8%
2023	635,593	413,462	116	222,247	0.1%

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Deferred Tax Valuation Allowance
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years Ended December 31,
2025	$43,212	$(22,966)	$—	$20,246
2024	56,491	(13,212)	(67)	43,212
2023	140,034	(83,310)	(233)	56,491

AMERICAN COASTAL INSURANCE CORPORATION

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid Losses and LAE	Net Investment Income
Years Ended December 31,
2025	$165,701	$51,867	$(5,827)	$69,922	$22,206
2024	322,087	73,023	(3,704)	72,510	20,795
2023	347,738	59,372	(12,694)	55,499	8,300

	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Costs (DPAC)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
Years Ended December 31,
2025	$37,815	$134,622	$322,310	$306,852	$249,616
2024	40,282	126,707	277,595	273,990	285,354
2023	21,149	128,084	222,247	262,060	276,157

Item 16. Form 10-K Summary

Not applicable.

AMERICAN COASTAL INSURANCE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORP

Date:	March 9, 2026	By:	/s/ B. Bradford Martz
		Name:	B. Bradford Martz
		Title:	President & Chief Executive Officer
(principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. Bradford Martz B. Bradford Martz	President and Chief Executive Officer (principal executive officer and duly authorized officer)	March 9, 2026

/s/ Svetlana Castle Svetlana Castle	Chief Financial Officer (principal financial and accounting officer)	March 9, 2026

/s/ R. Daniel Peed R. Daniel Peed	Executive Chairman of the Board	March 9, 2026

/s/ Gregory C. Branch Gregory C. Branch	Chairman Emeritus	March 9, 2026

/s/ Alec L. Poitevint, II Alec L. Poitevint, II	Lead Director	March 9, 2026

/s/ Kern M. Davis, M.D. Kern M. Davis, M.D.	Director	March 9, 2026

/s/ Michael R. Hogan Michael R. Hogan	Director	March 9, 2026

/s/ William H. Hood, III William H. Hood, III	Director	March 9, 2026

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 9, 2026

/s/ Patrick F. Maroney Patrick F. Maroney	Director	March 9, 2026

/s/ Kent G. Whittemore Kent G. Whittemore	Director	March 9, 2026