Form 10-Q
period 2026-03-31
AMERICAN COASTAL INSURANCE Corp
filed 2026-05-08
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, 48,464,047 shares of common stock, par value $0.0001 per share, were outstanding.

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
•
provisions in our charter documents that may make it harder for others to obtain control of us; and
•
other risks and uncertainties described in the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Form 10-Q.

We caution you not to rely on these forward-looking statements, which are valid only as of the date they were made. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence of unanticipated events or otherwise.

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $263,695 and $261,503, respectively)	$254,123	$253,152
Equity securities	64,715	61,685
Other investments (amortized cost of $39,109 and $38,954, respectively)	41,658	40,053
Total investments	$360,496	$354,890
Cash and cash equivalents	117,013	198,762
Restricted cash	121,936	94,092
Total cash, cash equivalents and restricted cash	$238,949	$292,854
Accrued investment income	3,096	3,156
Property and equipment, net (software in progress of $136 and $0, respectively)	691	723
Premiums receivable, net	76,719	70,447
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $36 and $30, respectively)	112,057	128,205
Ceded unearned premiums	90,722	109,697
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	39,952	37,815
Intangible assets, net	2,861	3,471
Other assets	11,987	11,998
Total Assets	$997,006	$1,072,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$126,990	$165,701
Unearned premiums	257,878	249,616
Reinsurance payable on premiums	42,491	66,841
Accounts payable and accrued expenses	80,434	112,781
Operating lease liability	3,077	3,135
Notes payable, net	149,436	149,353
Other liabilities	5,002	7,740
Total Liabilities	$665,308	$755,167
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,993,640 and 48,976,885 issued, respectively; 48,342,811 and 48,764,802 outstanding, respectively	5	5
Additional paid-in capital	440,871	439,742
Treasury shares, at cost: 650,829 shares and 212,083 shares, respectively	(5,431)	(431)
Accumulated other comprehensive loss	(8,492)	(7,242)
Retained earnings (deficit)	(95,255)	(114,509)
Total Stockholders' Equity	$331,698	$317,565
Total Liabilities and Stockholders' Equity	$997,006	$1,072,732

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE:
Gross premiums written	$149,395	$197,852
Change in gross unearned premiums	(8,261)	(35,751)
Gross premiums earned	141,134	162,101
Ceded premiums earned	(75,523)	(93,829)
Net premiums earned	65,611	68,272
Net investment income	5,079	4,511
Net realized investment gains	6	1,382
Net unrealized gains (losses) on equity securities	528	(1,963)
Total revenue	71,224	72,202
EXPENSES:
Losses and loss adjustment expenses	10,243	11,389
Policy acquisition costs	22,393	23,466
General and administrative expenses	10,703	9,506
Interest expense	2,344	2,717
Total expenses	45,683	47,078
Income before other income	25,541	25,124
Other income	212	1,070
Income before income taxes	25,753	26,194
Provision for income taxes	6,499	6,483
Income from continuing operations, net of tax	$19,254	$19,711
Income from discontinued operations, net of tax	—	1,637
Net income	$19,254	$21,348
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(1,244)	4,212
Reclassification adjustment for net realized investment gains	(6)	(1,382)
Total comprehensive income	$18,004	$24,178

Weighted average shares outstanding
Basic	48,546,290	48,135,231
Diluted	49,808,832	49,564,721

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.40	$0.41
Discontinued operations	—	0.03
Total	$0.40	$0.44
Diluted
Continuing operations	$0.39	$0.40
Discontinued operations	—	0.03
Total	$0.39	$0.43

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended

(Unaudited)

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2024	48,204,962	$5	$436,524	$(431)	$(15,666)	$(184,772)	$235,660
Net income	—	—	—	—	—	21,348	21,348
Other comprehensive income, net	—	—	—	—	2,830	—	2,830
Stock compensation	3,363	—	733	—	—	—	733
Issuance of common stock, including exercise of stock options	100,141	—	309	—	—	—	309
March 31, 2025	48,308,466	$5	$437,566	$(431)	$(12,836)	$(163,424)	$260,880

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2025	48,764,802	$5	$439,742	$(431)	$(7,242)	$(114,509)	$317,565
Net income	—	—	—	—	—	19,254	19,254
Other comprehensive loss, net	—	—	—	—	(1,250)	—	(1,250)
Stock compensation	16,755	—	1,129	—	—	—	1,129
Treasury share repurchases	(438,746)	—	—	(5,000)	—	—	(5,000)
March 31, 2026	48,342,811	$5	$440,871	$(5,431)	$(8,492)	$(95,255)	$331,698

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$19,254	$21,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	861	1,722
Bond amortization and accretion	137	165
Net realized gains on investments	(6)	(1,379)
Net unrealized losses (gains) on equity securities	(528)	1,963
Provision for uncollectable premiums	—	(7)
Provision for uncollectable reinsurance recoverables	6	21
Deferred income taxes, net	(2,721)	2,896
Stock based compensation	1,129	733
Changes in operating assets and liabilities:
Accrued investment income	60	(6)
Premiums receivable	(6,272)	(16,746)
Reinsurance recoverable on paid and unpaid losses	16,142	61,001
Ceded unearned premiums	18,975	41,826
Deferred policy acquisition costs, net	(2,137)	(6,875)
Other assets	11	1,833
Unpaid losses and loss adjustment expenses	(38,711)	(65,906)
Unearned premiums	8,262	39,087
Reinsurance payable on premiums	(24,350)	(33,653)
Accounts payable and accrued expenses	4,227	(21,214)
Operating lease liability	(58)	(25)
Other liabilities	(17)	(341)
Net cash provided by (used in) operating activities	$(5,736)	$26,443
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	3,839	10,499
Equity securities	—	9,998
Other investments	92	189
Purchases of:
Fixed maturities	(6,330)	(12,270)
Equity securities	(3,981)	(2,999)
Other investments	(79)	(117)
Cost of property, equipment and capitalized software acquired and developed	(136)	(96)
Net cash provided by (used in) investing activities	$(6,595)	$5,204
FINANCING ACTIVITIES
Treasury stock	(5,000)	—
Dividends	(36,574)	—
Proceeds from issuance of common stock, including exercise of stock options	—	309
Net cash provided by (used in) financing activities	$(41,574)	$309
Increase (decrease) in cash, cash equivalents and restricted cash, including cash classified as assets held for sale	(53,905)	31,956
Cash, cash equivalents and restricted cash at beginning of period	292,854	222,290
Cash, cash equivalents and restricted cash at end of period	$238,949	$254,246
Supplemental Cash Flows Information
Interest paid	$—	$—
Federal income taxes paid	—	—
Florida state income taxes refunded	(400)	(987)
All other state income taxes paid (refunded)	$4	$(28)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

1)
ORGANIZATION, CONSOLIDATION AND PRESENTATION
(a)
Business

American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a property and casualty insurance holding company that sources, writes and services residential commercial property insurance policies using a network of agents and one wholly-owned insurance subsidiary, American Coastal Insurance Company (AmCoastal). The Company also previously wrote insurance through Interboro Insurance Company (IIC); however, on April 1, 2025, the Company completed the sale of IIC. The details of this transaction are described below.

The Company's other subsidiaries include Skyway Underwriters, LLC, a managing general agent that provides policy and claims administration, underwriting, technological and distribution services to the Company's insurance company; AmCo Holding Company, LLC (AmCo), which is a holding company subsidiary that consolidates its respective insurance company; BlueLine Cayman Holdings (BlueLine), which reinsures portfolios of excess and surplus policies; and Shoreline Re, which provides a portion of the reinsurance protection purchased by the Company's insurance subsidiary where management deems prudent. The Company also has several subsidiaries in run-off including United Insurance Management, L.C. (UIM), a managing general agent; Skyway Claims Services, LLC (SCS), which previously provided claims adjusting services to the Company's insurance companies; and Skyway Reinsurance Services, LLC, which previously provided reinsurance brokerage services for the Company's insurance subsidiaries.

The Company has also formed ACES Specialty Insurance Company, an Arizona domiciled entity, that as of March 31, 2026 is awaiting approval of its Certificate of Authority and has not commenced operations.

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

The Company's primary product is commercial residential property insurance in Florida, and the Company conducts operations under one reportable segment.

(b)
Consolidation and Presentation

The Company prepares its unaudited condensed consolidated interim financial statements in conformity with GAAP. The Company has condensed or omitted certain information and footnote disclosures normally included in the annual consolidated financial statements presented in accordance with GAAP. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of interim periods. The Company includes all of its subsidiaries in its consolidated financial statements, eliminating intercompany balances and transactions during consolidation. As described in Note 3, the Company's former subsidiary, IIC, qualified as discontinued operations. The Company's unaudited condensed consolidated interim financial statements and footnotes should be read in conjunction with the Company's consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

March 31, 2026

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

Operating segments are components of the Company's business about which separate financial information is available and evaluated by the Company's chief operating decision maker (CODM) in decisions regarding resource allocations and financial performance assessments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to each segment. Segments are determined based on differences in products, internal reporting, and how operational decisions are made.

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

In addition, the Company's measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the Company's operating segment are the same as those described in the Company's summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Revenue, profit or loss and significant segment expenses can be seen on the Consolidated Statements of Comprehensive Income. Additional reconciliation of certain expenses can be seen within Note 12, below.

2)
SIGNIFICANT ACCOUNTING POLICIES

(a) Changes to Significant Accounting Policies

There have been no changes to the Company's significant accounting policies as reported in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

March 31, 2026

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

The results from IIC's discontinued operations for the three months ended March 31, 2025 are presented below.

IIC Results from Discontinued Operations

Three Months Ended March 31, 2025
REVENUE:
Gross premiums written	$13,120
Change in gross unearned premiums	(3,336)
Gross premiums earned	9,784
Ceded premiums earned	(2,528)
Net premiums earned	7,256
Net investment income	538
Net realized investment losses	(2)
Other revenue	16
Total revenue	7,808
EXPENSES:
Losses and loss adjustment expenses	3,179
Policy acquisition costs	1,906
General and administrative expenses	546
Total expenses	5,631
Income before income taxes	2,177
Provision for income taxes	540
Income from discontinued operations, net of tax	$1,637

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The major classes of IIC assets and liabilities transferred as a result of the sale as of the date of sale are presented below.

IIC Major Classes of Assets and Liabilities Sold and Disposed

April 1, 2025
ASSETS
Fixed maturities, available-for-sale	$40,925
Other investments	988
Cash and cash equivalents	21,206
Accrued investment income	297
Premiums receivable, net	3,174
Reinsurance recoverable on paid and unpaid losses, net	265
Ceded unearned premiums	2,004
Deferred policy acquisition costs, net	4,462
Intangible assets, net	775
Other assets	488
Total assets	$74,584

LIABILITIES
Unpaid losses and loss adjustment expenses	$21,391
Unearned premiums	23,574
Payments outstanding	2,223
Accounts payable and accrued expenses	101
Operating lease liability	65
Other liabilities	1,402
Total liabilities	$48,756

There were no non-cash transactions during the three months ended March 31, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

4)
INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at March 31, 2026 and December 31, 2025:

	Cost or Adjusted/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
U.S. government and agency securities	$91,463	$260	$92	$91,631
Corporate securities	83,723	43	4,130	79,636
Mortgage-backed securities	32,922	211	3,835	29,298
States, municipalities and political subdivisions	32,416	52	1,248	31,220
Asset-backed securities	12,551	22	664	11,909
Public utilities	10,031	17	208	9,840
Foreign government	589	1	1	589
Total fixed maturities	$263,695	$606	$10,178	$254,123

December 31, 2025
U.S. government and agency securities	$91,496	$622	$—	$92,118
Corporate securities	84,332	173	3,760	80,745
Mortgage-backed securities	34,299	259	3,847	30,711
States, municipalities and political subdivisions	28,155	87	1,164	27,078
Asset-backed securities	13,246	49	638	12,657
Public utilities	9,384	41	179	9,246
Foreign government	591	6	—	597
Total fixed maturities	$261,503	$1,237	$9,588	$253,152

Equity securities are summarized as follows:

	March 31, 2026		December 31, 2025
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$59,667	92.2%	$56,637	91.8%
Other common stocks	5,048	7.8	5,048	8.2
Total equity securities	$64,715	100.0%	$61,685	100.0%

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

When the Company sells investments, the Company calculates the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details the Company's realized gains (losses) by major investment category for the three months ended March 31, 2026 and 2025, respectively:

	2026		2025
	Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)
Three Months Ended March 31,
Fixed maturities	$6	$3,839	$2	$6,311
Equity securities	—	—	1,383	9,998
Short-term investments	—	—	—	149
Total realized gains	6	3,839	1,385	16,458
Fixed maturities	—	—	(3)	1,000
Total realized losses	—	—	(3)	1,000
Net realized investment gains	$6	$3,839	$1,382	$17,458

(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes the Company's fixed maturities at March 31, 2026 by contractual maturity period. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	March 31, 2026
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$49,431	18.7%	$49,406	19.4%
Due after one year through five years	151,844	57.7	148,195	58.3
Due after five years through ten years	13,717	5.2	12,584	5.0
Due after ten years	3,230	1.2	2,731	1.1
Asset and mortgage-backed securities	45,473	17.2	41,207	16.2
Total	$263,695	100.0%	$254,123	100.0%

The following table summarizes net investment income by major investment category:

	Three Months Ended March 31,
	2026	2025
Fixed maturities	$2,199	$2,646
Equity securities	238	130
Other investments	544	270
Cash and cash equivalents	2,164	1,554
Investment income	5,145	4,600
Investment expenses	(66)	(89)
Net investment income	$5,079	$4,511

Portfolio Monitoring

The Company has a quarterly portfolio monitoring process to identify and evaluate each fixed-income security whose carrying value may be impaired as a result of a credit loss. For each fixed-income security in an unrealized loss position, if the Company

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

During the three months ended March 31, 2026, the Company determined that none of its fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at March 31, 2026. The issuers of the Company's debt security investments continue to make interest payments on a timely basis. The Company does not intend to sell, nor is it likely that it will be required to sell the debt securities before it recovers the amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The following table presents an aging of the Company's unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
March 31, 2026
U.S. government and agency securities	3	$92	$30,266	—	$—	$—
Corporate securities	75	230	29,671	73	3,900	43,920
Mortgage-backed securities	5	9	1,259	53	3,826	24,774
States, municipalities and political subdivisions	36	92	10,424	23	1,156	14,445
Asset-backed securities	2	1	133	22	663	6,970
Public utilities	11	36	4,556	6	172	3,461
Foreign governments	1	1	423	—	—	—
Total fixed maturities	133	$461	$76,732	177	$9,717	$93,570

December 31, 2025
U.S. government and agency securities	—	$—	$—	—	$—	$—
Corporate securities	27	57	11,165	78	3,703	46,381
Mortgage-backed securities	2	5	263	54	3,842	26,094
States, municipalities and political subdivisions	13	24	4,528	24	1,140	14,992
Asset-backed securities	3	2	591	21	636	6,715
Public utilities	4	5	1,772	6	174	3,472
Foreign governments	—	—	—	—	—	—
Total fixed maturities	49	$93	$18,319	183	$9,495	$97,654

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, the Company uses a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. The Company's estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2026 and December 31, 2025. Changes in interest rates subsequent to March 31, 2026 may affect the fair value of the Company's investments.

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

Any change in the estimated fair value of the Company's fixed-income securities would impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive income (loss) on its Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The following table presents the fair value of the Company's financial instruments measured on a recurring basis by level at March 31, 2026 and December 31, 2025, respectively:

	Total	Level 1	Level 2	Level 3
March 31, 2026
U.S. government and agency securities	$91,631	$—	$91,631	$—
Corporate securities	79,636	—	79,636	—
Mortgage-backed securities	29,298	—	29,298	—
States, municipalities and political subdivisions	31,220	—	31,220	—
Asset-backed securities	11,909	—	11,909	—
Public utilities	9,840	—	9,840	—
Foreign government	589	—	589	—
Total fixed maturities	254,123	—	254,123	—
Mutual funds	59,667	59,667	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	59,667	59,667	—	—
Other investments (2)	22,301	—	21,237	1,064
Total investments	$336,091	$59,667	$275,360	$1,064

December 31, 2025
U.S. government and agency securities	$92,118	$—	$92,118	$—
Corporate securities	80,745	—	80,745	—
Mortgage-backed securities	30,711	—	30,711	—
States, municipalities and political subdivisions	27,078	—	27,078	—
Asset-backed securities	12,657	—	12,657	—
Public utilities	9,246	—	9,246	—
Foreign government	597	—	597	—
Total fixed maturities	253,152	—	253,152	—
Mutual Funds	56,637	56,637	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	56,637	56,637	—	—
Other investments (2)	21,096	—	21,096	—
Total investments	$330,885	$56,637	$274,248	$—

(1) Other common stocks in the fair value hierarchy exclude common stock interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient.

(2) Other investments included in the fair value hierarchy exclude investments that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient and investments carried at amortized cost.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; this is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at March 31, 2026 and December 31, 2025.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2026 and December 31, 2025 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the Company's senior notes approximates fair value.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

At the end of each quarter, the Company determines whether it needs to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, the Company reports the transfer as of the end of the quarter. During the quarter ended March 31, 2026 and 2025, the Company transferred no investments between levels.

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

The Company's warrants fair value was estimated using the Black-Scholes-Merton formula. The following assumptions were used to value the warrants as of March 31, 2026:

March 31, 2026
Price per common share	$57.54
Expected annual dividend yield	—%
Expected volatility	51.09%
Risk-free interest rate	4.30%
Expected term	9.37

The expected annual dividend yield for these warrants is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices of a publicly traded entity with a similar profile to the underlying entity. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at March 31, 2026. Expected term takes into account the remaining contractual term of the warrant.

Other Investments

The Company acquired investments in limited partnerships recorded in the other investments line of the Company's Unaudited Condensed Consolidated Balance Sheets. These investments are currently being measured at estimated fair value utilizing a net asset value per share practical expedient. Any change in the fair value of these investments is recorded in the net unrealized gain (loss) on equity securities line on the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income. Dividend and interest income is recognized in the net investment income line of the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income.

The Company has also acquired an investment in a commercial mortgage loan, which is classified as held-for-long-term-investment and a surplus note, which is classified as held-to-maturity. Both of these investments are carried on the balance sheet at amortized cost. Finally, the Company holds short-term investments, which are level 2 investments carried at fair value.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The information presented in the table below is as of March 31, 2026 and December 31, 2025:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2026
Limited partnership investments (1)	$3,007	$1,508	$—	$4,515
Real estate management LLC	2,002	—	—	2,002
Surplus note (1)	6,000	—	—	6,000
Warrants	—	1,064	—	1,064
Commercial mortgage loans	6,840	—	—	6,840
Short-term investments	21,260	3	26	21,237
Total other investments	$39,109	$2,575	$26	$41,658

December 31, 2025
Limited partnership investments (1)	$3,024	$1,093	$—	$4,117
Real estate management LLC	2,000	—	—	2,000
Surplus note (1)	6,000	—	—	6,000
Commercial mortgage loans	6,840	—	—	6,840
Short-term investments	21,090	13	7	21,096
Total other investments	$38,954	$1,106	$7	$40,053

(1)Distributions will be generated from operating income, investment gains, underlying investments of funds, and from liquidation of the underlying assets of the funds. The Company estimates that the underlying assets of the funds will be liquidated over the next four to seven years.

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

As of March 31, 2026, the fair value of these warrants was $1,064,000, utilizing the assumptions outlined above. As of December 31, 2025, the Company had not assigned a value to these warrants. This change in fair value was recorded in the net unrealized gain (loss) on equity securities line of the Unaudited Condensed Consolidated Statements of Comprehensive Income and the asset is recorded in the other investments line of the Company's Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, these warrants had no impact on the Company's financial position or financial performance as the Company did not have sufficient information to assign value to these warrants. These warrants did not impact the statement of cash flows for either period.

Restricted Cash

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. The Company also uses trust funds in certain reinsurance transactions.

The following table presents the components of restricted assets:

	March 31, 2026	December 31, 2025
Trust funds	$121,574	$93,734
Cash on deposit (regulatory deposits)	362	358
Total restricted cash	$121,936	$94,092

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

5)
EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to ACIC common stockholders	$19,254	$21,348

Denominator:
Weighted-average shares outstanding	48,546,290	48,135,231
Effect of dilutive securities	1,262,542	1,429,490
Weighted-average diluted shares	49,808,832	49,564,721

Earnings available to ACIC common stockholders per share
Basic	$0.40	$0.44
Diluted	$0.39	$0.43

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

The Company's catastrophe reinsurance coverage consists of three separate placements:

1.
AmCoastal’s core catastrophe reinsurance program, including catastrophe bonds (effective April 2024 and December 2024), in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms;
2.
AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes; and
3.
AmCoastal's catastrophe aggregate excess of loss coverage, in effect January 1 through December 31, annually, which provides protection from all catastrophe loss events, including named and numbered windstorms, severe convective storms and winter storm events.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,330,000,000 for a first occurrence and $1,676,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $29,750,000 ($14,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $15,750,000 (retained separately by the Company's captive)). The Company has purchased second and third event retrocession coverage, reducing its second event GAAP retention to $18,500,000 ($14,000,000 STAT retained by AmCoastal, $4,500,000 retained separately by the Company's captive) and third event GAAP retention to $3,750,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-217-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% when using the catastrophe model AIR 11.5 (using the long-term catalog with demand surge and loss adjustment expense included) and based on total insured value at September 30, 2025 of $69 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are useful tools and their outputs provide reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, and actual results may differ materially from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $95,600,000 for a first event, totaling $170,400,000 in the aggregate. This agreement provides sufficient coverage for approximately a 1-in-227-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.5%.

In addition to the programs described above, AmCoastal renewed its catastrophe aggregate excess of loss coverage (the “CAT Agg” agreement) to mitigate our catastrophe frequency risk. This agreement provides coverage for in-force, new and renewal business. Effective January 1, 2026, the CAT Agg agreement provides $40,000,000 of aggregate limit (with a $20,000,000 per occurrence cap) in excess of zero after the $40,000,000 annual aggregate deductible has been met. The CAT Agg agreement limits our losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2026.

Where we think prudent, particularly where premium rates are high relative to the risk, we retain risk whereby AmCoastal purchases reinsurance from Shoreline Re, our captive reinsurance entity. Shoreline Re has historically participated on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, Shoreline Re participates in a 45% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The table below outlines the participation of Shoreline Re for each program, including premium collected and capital at risk.

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
Quota Share Agreement	06/01/2025 - 05/31/2026	45% (2)	$33,346,000	(3)
All Other Perils Catastrophe	01/01/2025 -
Excess of Loss Agreement	12/31/2025	1,296,000	2,304,000
Excess Per Risk Agreement	02/01/2024 - 01/31/2025	1,867,000	633,000
Quota Share Agreement (4)	06/01/2024 - 05/31/2026	30% (2)	$4,200,000	(5)

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

(4) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

(5) Net premiums earned based on estimated subject premiums at June 1, 2024.

The table below outlines the Company's external quota share agreements in effect for the three months ended March 31, 2026 and 2025.

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

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025.

Reinsurance recoverable at the balance sheet dates consists of the following:

	March 31, 2026	December 31, 2025
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$86,643	$116,772
Reinsurance recoverable on paid losses and loss adjustment expenses	25,414	11,433
Reinsurance recoverable(1)	$112,057	$128,205

(1) The Company's reinsurance recoverable balance is net of its allowance for expected credit losses. More information related to this allowance can be found in Note 17.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

7)
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

The Company determines its reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported ("IBNR") claims as of the balance sheet date.

The table below shows the analysis of the Company's reserve for unpaid losses for the three months ended March 31, 2026 and 2025:

	2026	2025
Balance at January 1	$165,701	$322,087
Less: reinsurance recoverable on unpaid losses	116,772	249,276
Net balance at January 1	48,929	72,811

Incurred related to:
Current year	11,909	13,583
Prior years	(1,666)	(2,194)
Total incurred	10,243	11,389
Paid related to:
Current year	8,236	10,714
Prior years	10,589	10,435
Total paid	18,825	21,149

Net balance at March 31	40,347	63,051
Plus: reinsurance recoverable on unpaid losses	86,643	193,238
Balance at March 31	126,990	256,289

Composition of reserve for unpaid losses and LAE:
Case reserves	17,070	42,845
IBNR reserves	109,920	213,444
Balance at March 31	$126,990	$256,289

Based upon the Company's internal analysis and the Company's review of the annual statement of actuarial opinion provided by its actuarial consultants at December 31, 2025, the Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected in the table above, the Company had favorable development in the first three months of 2026 and 2025 related to prior year losses. This development came as a result of re-estimating ultimate losses in 2026 and 2025 based on our initial reserves being higher than ultimate settlements. Current year loss payments made by the Company during the three months ended March 31, 2026 have decreased compared to the same period in 2025. Case and IBNR reserves on unpaid losses decreased when compared to the prior period as a result of the continued settlement of claims and no new catastrophe events. Reinsurance recoverable on unpaid losses decreased in line with this decrease in case and IBNR reserves.

8)
STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as the Company's insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled and operates in Florida and at March 31, 2026, and during the three months then ended, met all regulatory requirements of the state.

During 2023, the Company received a multi-year Emergency Assessment notice from the Florida Insurance Guaranty Association ("FIGA"). This assessment is 1.0% on direct written premiums of all covered lines of business in Florida beginning October 1, 2023 through September 30, 2025 to cover the cost of insurance companies facing insolvency. During 2025, FIGA extended this assessment for a third year, beginning October 1, 2025 through September 30, 2026.

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

The Company's insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income for the three months ended March 31, 2026 and 2025 for AmCoastal.

	Three Months Ended March 31,
	2026	2025
Net Income	$20,324	$18,292

The Company's insurance subsidiary must maintain capital and surplus ratios or balances as determined by the regulatory authority of the state in which it is domiciled. At March 31, 2026, the Company met these requirements. The table below details the amount of surplus as regards policyholders for AmCoastal at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Surplus as regards policyholders	$336,014	$316,594

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

9)
LONG-TERM DEBT

Senior Notes Payable

On December 13, 2017, the Company issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. The Company may redeem the Senior Notes at its option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity, plus accrued and unpaid interest thereon. On or after that date, the Company may redeem the Senior Notes at par, plus accrued and unpaid interest thereon. Effective June 15, 2023, the interest rate of its Senior Notes was 7.25% due to the Kroll Bond Rating Agency, LLC rating of the Company's issuer and debt ratings of BB+. Effective December 16, 2025, the interest rate of the Company's Senior Notes decreased from 7.25% to 6.25% due to the upgrade of the Company's issuer and debt ratings from BB+ to BBB-.

Financial Covenants

The Company's Senior Notes provide that the Company and its subsidiaries shall not incur any indebtedness unless no default exists and the Company’s leverage ratio as of the last day of any annual or quarterly period (the balance sheet date) immediately preceding the date on which such additional indebtedness is incurred would have been no greater than 0.3:1, determined on a pro forma basis as if the additional indebtedness and all other indebtedness incurred since the immediately preceding balance sheet date had been incurred and the proceeds therefrom applied as of such day. The Company and its subsidiaries also may not create, assume, incur or permit to exist any indebtedness for borrowed money that is secured by a lien on the voting stock of any significant subsidiary without securing the Senior Notes equally. The Company may not issue, sell, assign, transfer or otherwise dispose of, directly or indirectly, any of the capital stock of the Company’s significant subsidiaries as of the issue date of the Senior Notes (except to the Company or to one or more of the Company’s other subsidiaries, or for the purpose of qualifying directors or as may be required by law or regulation), subject to certain exceptions. These covenants are evaluated at the end of each calendar year, and at December 31, 2025, while the Company's leverage ratio was greater than the allowed ratio above, the Company did not incur any additional indebtedness during the period and as a result, the Company was in compliance with the covenants in the Senior Notes.

Debt Issuance Costs

The table below presents the roll forward of the Company's debt issuance costs paid, in conjunction with the debt instruments described above, during the three months ended March 31, 2026 and 2025:

	2026	2025
Balance at January 1,	$647	$980
Amortization	(83)	(84)
Balance at March 31,	$564	$896

10)
GOODWILL AND INTANGIBLE ASSETS

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Goodwill

The carrying amount of goodwill at March 31, 2026 and December 31, 2025 was $59,476,000.

There was no goodwill acquired, disposed of or impaired during the three months ended March 31, 2026 and 2025.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on the Company's Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Intangible assets subject to amortization	$2,438	$3,048
Indefinite-lived intangible assets(1)	423	423
Total	$2,861	$3,471

(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization and not fully amortized consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
March 31, 2026
Agency agreements acquired	1.0	$34,661	$(32,223)	$2,438

December 31, 2025
Agency agreements acquired	1.3	$34,661	$(31,613)	$3,048

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2026 and 2025.

Amortization expense of the Company's intangible assets was $610,000 and $609,000 for the three months ended March 31, 2026 and 2025, respectively. Estimated amortization expense of the Company's intangible assets to be recognized by the Company during the remainder of 2026 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
2026	$1,829
2027	609
2028	—
2029	—
2030	—

11)
COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims-related legal actions arising in the ordinary course of business. The Company accrues amounts resulting from claims-related legal actions in unpaid losses and LAE during the period when it determines an unfavorable outcome

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

becomes probable and can estimate the amounts. Management makes revisions to estimates based on its analysis of subsequent information that the Company receives regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation.

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

Commitments to fund partnership investments

As of March 31, 2026 and December 31, 2025, the Company has unfunded commitments of $1,950,000 related to limited partnership investments.

Leases

The Company, as a lessee, has entered into a lease of commercial office space for 10.3 years. In addition to office space, the Company previously leased office equipment under operating leases, which have all come to a conclusion as of March 31, 2026.

The classification of operating and lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	March 31, 2026	December 31, 2025
Assets
Operating lease assets	Other assets	$2,893	$2,955

Liabilities
Operating lease liabilities	Operating lease liability	$3,077	$3,135

The components of lease expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$106	$117

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

At March 31, 2026, future minimum gross lease payments relating to this non-cancellable operating lease agreement were as follows:

Estimated Remaining Payments
2026	$297
2027	407
2028	419
2029	432
2030	445
Thereafter	2,001
Total undiscounted future minimum lease payments	4,001
Less: Imputed interest	(924)
Present value of lease liabilities	$3,077

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (months)	107	110
Weighted average discount rate	5.65%	5.65%

There were no other cash or non-cash related activities during the three months ended March 31, 2026 and 2025.

Capital lease amortization expenses are included in depreciation expense in the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income. See Note 13 of these Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding depreciation expense, Note 9 for information regarding commitments related to long-term debt, and Note 8 for information regarding commitments related to regulatory actions.

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

During the quarter ended March 31, 2025, the Company received a refund of $1,530,000 that was outstanding as of December 31, 2024. During the year ended December 31, 2025, we received refunds of $4,469,000 that were outstanding as of December 31, 2024. These were recorded as a contra-expense to payroll tax in the periods received. With these receipts, as of December 31, 2025, the Company received all requested funds from the Internal Revenue Service related to this refund and no longer has an unrecorded gain contingency related to this balance.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with the Company's former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, the data received related to

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

UPC losses is limited and infrequent and could shift AmCoastal’s commission related to these contracts unfavorably. The Company cannot reasonably determine how this shift will be allocated between the contracted parties. Any updated calculations must be provided to both the Company's reinsurance partners and the DFS as receiver of UPC. The Company is unable to estimate the impact; however, the Company believes a loss contingency related to these commissions may exist as of March 31, 2026.

The Company will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

12)
DISAGGREGATION OF RELEVANT EXPENSE CAPTIONS

The Company presents its expenses in four major captions: loss and loss adjustment expenses, policy acquisition costs, general and administrative expenses and interest expense. The Company has presented the disaggregation of its general and administrative expenses below for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
General and Administrative Expenses
Employee compensation(1)	$5,214	$2,824
Association fees	1,166	1,085
Professional services	973	924
Software & equipment costs	844	958
Intangible asset amortization	610	609
Liability insurance	386	375
Audit fees	270	421
Depreciation and amortization	252	1,112
Operating lease expense	106	117
Legal fees	94	235
Provision for (reversal of) expected credit losses	6	(14)
Other general and administrative(2)	782	860
Total general and administrative expenses	$10,703	$9,506

(1) For the three months ended March 31, 2025, employee compensation includes $1.5 million, in one-time employee retention tax credit refunds.

(2) For the three months ended March 31, 2026 and 2025, other general and administrative expenses were comprised primarily of regulatory fees, director fees, and franchise fees.

13)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
Computer hardware and software (software in progress of $136 and $0, respectively)	$1,873	$8,587
Office furniture and equipment	163	435
Leasehold improvements	96	96
Total, at cost	2,132	9,118
Less: accumulated depreciation and amortization	(1,441)	(8,395)
Property and equipment, net	$691	$723

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Depreciation and amortization expense under property and equipment was $168,000 and $1,029,000 for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company disposed of computer hardware, software, and equipment totaling $7,122,000. The accumulated depreciation on these systems totaled $7,122,000 at the time of disposal. During the year ended December 31, 2025, we disposed of computer hardware and software totaling $5,381,000. The accumulated depreciation on these systems totaled $4,018,000 at the time of disposal. We disposed of office furniture totaling $18,000 during the period. Accumulated depreciation at the time of this disposal totaled $18,000.

14)
ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company reports changes in other comprehensive income items within comprehensive income on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and includes accumulated other comprehensive income (loss) as a component of stockholders' equity on its Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount
December 31, 2025	(8,343)	1,101	(7,242)
Changes in net unrealized losses on investments	(1,244)	(1)	(1,245)
Reclassification adjustment for realized gains	(6)	1	(5)
March 31, 2026	$(9,593)	$1,101	$(8,492)

(1) The Company has a valuation allowance on the tax impacts of the unrealized gains (losses) on investments resulting in the net tax (expense) benefit during the period reflecting only the realized position.

15)
STOCKHOLDERS' EQUITY

The Company's Board of Directors declared no dividends on the Company's outstanding shares of common stock to stockholders of record during the three months ended March 31, 2026 and 2025.

In July 2019, the Company's Board of Directors authorized a stock repurchase plan of up to $25,000,000 of its common stock. As of March 31, 2026, the Company has repurchased 438,746 shares under this stock repurchase plan, with a total cost of $5,000,000. $20,000,000 of repurchases remains authorized as of March 31, 2026. The Company may be in and out of the market as the Company sees fit. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of March 31, 2026, 4,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

See Note 16 in these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding stock-based compensation activity.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

16)
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

The following table presents the Company's total stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025
Employee stock-based compensation expense
Pre-tax (1)	$1,010	$598
Post-tax (2)	798	472
Director stock-based compensation expense
Pre-tax (1)	119	135
Post-tax (2)	94	107

(1) The after-tax amounts are determined using the 21% corporate federal tax rate.

The Company had approximately $3,402,000 of unrecognized stock compensation expense at March 31, 2026 related to non-vested stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 1.8 years. The Company had approximately $65,000 of unrecognized director stock-based compensation expense at March 31, 2026 related to non-vested director stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 0.1 years.

Restricted stock, restricted stock units and performance stock units

Stock-based compensation cost for restricted stock awards, restricted stock units and performance stock units is measured based on the closing fair market value of the Company's common stock on the date of grant, which vests in equal installments over the requisite service period of typically three years. Restricted stock awards granted to non-employee directors vest over a one-year period. Each restricted stock unit and performance stock unit represents the Company's obligation to deliver to the holder one share of common stock upon vesting.

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, the Company issues the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the awards.

The Company granted 46,303 and 33,832 shares of restricted common stock during the three months ended March 31, 2026 and 2025, respectively, which had a weighted-average grant date fair value of $11.36 and $12.01, respectively.

The following table presents certain information related to the activity of the Company's non-vested restricted common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	576,781	$10.12
Granted	46,303	11.36
Less: Forfeited	—	—
Less: Vested	19,081	10.06
Outstanding as of March 31, 2026	604,003	$10.21

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted as of the balance sheet dates, March 31, 2026 and December 31, 2025:

	2026	2025
Expected annual dividend yield	—%	—%
Expected volatility	—%	88.51%
Risk-free interest rate	—%	3.87%
Expected term	N/A	6 years

The expected annual dividend yield for options granted during 2025 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

The Company did not grant any stock options for the three months ended March 31, 2026 and 2025.

The following table presents certain information related to the activity of the Company's stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2025	965,730	$4.95	6.50	$6,949,000
Granted	—	—	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of March 31, 2026	965,730	$4.95	6.26	$6,395,000

Vested and Exercisable as of March 31, 2026	799,869	$4.24	5.78	$5,890,000

(1) Presented in ones.

17)
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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The following tables summarize the Company's allowance for expected credit losses by pooled asset for the three months ended March 31, 2026 and 2025, respectively:

	December 31, 2025	Provision for (reversal of) expected credit losses	Write-offs	March 31, 2026
Premiums Receivable	$—	$1	$(1)	$—
Reinsurance Recoverables	30	6	—	36
Total	$30	$7	$(1)	$36

	December 31, 2024	Provision for (reversal of) expected credit losses	Write-offs	March 31, 2025
Premiums Receivable	$26	$10	$(3)	$33
Reinsurance Recoverables	75	(21)	—	54
Total	$101	$(11)	$(3)	$87

As of March 31, 2026 and 2025, the Company had no allowance for expected credit losses related to its investment holdings.

18)
SUBSEQUENT EVENTS

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in its financial statements.

On April 22, 2026, the Company, through its wholly-owned insurance subsidiary AmCoastal, issued a $200 million catastrophe bond. This bond is a three-year transaction that provides all-perils indemnity coverage through May 31, 2029. The bond is split into two classes, 1) Class A coverage of $100 million that contains a drop down feature to an attachment point of $50 million on third and subsequent catastrophe events, and 2) Class B coverage of $100 million that attaches at $225 million.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q, as well as with the Consolidated Financial Statements and related footnotes under Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of certain known and unknown risks and uncertainties. See "Forward-Looking Statements."

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

Our Company’s revenue is generated primarily from writing insurance in Florida. Our target market in such areas consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas.

On May 9, 2024, we entered into a Stock Purchase Agreement (the "Sale Agreement") with Forza Insurance Holdings, LLC (Forza) in which ACIC agreed to sell and Forza agreed to acquire 100% of the issued and outstanding stock of Interboro Insurance Company (IIC), our former insurance subsidiary. Forza’s application to acquire IIC was approved by the New York Department of Financial Services ("NYDFS") on February 13, 2025, and the sale closed on April 1, 2025. The Company received cash proceeds totaling $25,679,000 from the sale resulting in a loss on disposal of $247,000, net of tax impacts. The Company also recognized a $1,348,000 loss, net of tax impacts, on IIC's fixed maturity portfolio, which was included in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets prior to the sale. As a result, IIC results of operations and assets and liabilities are captured within discontinued operations and can be seen in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements above.

Our policies in-force increased by 0.4% from 4,239 policies in-force at March 31, 2025 to 4,254 policies in-force at March 31, 2026.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

2026 Highlights

	Three Months Ended March 31,
	2026	2025

Gross premiums written	$149,395	$197,852
Gross premiums earned	141,134	162,101
Net premiums earned	65,611	68,272
Total revenues	71,224	72,202
Income from continuing operations, net of tax	19,254	19,711
Income from discontinued operations, net of tax	—	1,637
Consolidated net income	$19,254	$21,348
Net income available to ACIC stockholders per diluted share
Continuing Operations	$0.39	$0.40
Discontinued Operations	—	0.03
Total	$0.39	$0.43

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets	$610	$609
Less: Income from discontinued operations, net of tax	—	1,637
Less: Net realized gains on investment portfolio	6	1,382
Less: Unrealized gains (losses) on equity securities	528	(1,963)
Less: Net tax impact (1)	16	250
Core income(2)	19,314	20,651
Core income per diluted share (2)	$0.39	$0.42

Book value per share	$6.86	$5.40

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Consolidated Net Income

	Three Months Ended March 31,
	2026	2025
REVENUE:
Gross premiums written	$149,395	$197,852
Change in gross unearned premiums	(8,261)	(35,751)
Gross premiums earned	141,134	162,101
Ceded premiums earned	(75,523)	(93,829)
Net premiums earned	65,611	68,272
Net investment income	5,079	4,511
Net realized investment gains	6	1,382
Net unrealized gains (losses) on equity securities	528	(1,963)
Total revenue	71,224	72,202
EXPENSES:
Losses and loss adjustment expenses	10,243	11,389
Policy acquisition costs	22,393	23,466
General and administrative expenses	10,703	9,506
Interest expense	2,344	2,717
Total expenses	45,683	47,078
Income before other income	25,541	25,124
Other income	212	1,070
Income before income taxes	25,753	26,194
Provision for income taxes	6,499	6,483
Net income from continuing operations, net of tax	$19,254	$19,711
Income from discontinued operations, net of tax	—	1,637
Net income	$19,254	$21,348
Earnings available to ACIC common stockholders per diluted share	$0.39	$0.43
Book value per share	$6.86	$5.40
Return on equity based on GAAP net income	24.5%	35.4%
Loss ratio, net (1)	15.6%	16.7%
Expense ratio (2)	50.4%	48.3%
Combined ratio (3)	66.0%	65.0%
Effect of current year catastrophe losses on combined ratio	0.2%	—%
Effect of prior year development on combined ratio	(2.5)%	(3.2)%
Underlying combined ratio (4)	68.3%	68.2%

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

March 31, 2026

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

Net loss and LAE ratio excluding the effects of current year catastrophe losses and prior year reserve development (underlying loss and LAE ratio) is a non-GAAP measure, that is computed by subtracting the effect of current year catastrophe losses and prior year development from the net loss & LAE ratio. We believe that this ratio is useful to investors and it is used by management to highlight the loss trends in our business that may be obscured by current year catastrophe losses and prior year development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their frequency of occurrence and magnitude, and can have a significant impact on the net loss and LAE ratio. Prior year development is caused by unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is the net loss and LAE ratio. The underlying loss and LAE ratio should not be considered as a substitute for the net loss and LAE ratio and does not reflect the overall profitability of our business.

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

Net income (loss) excluding the effects of amortization of intangible assets, income (loss) from discontinued operations, realized gains (losses) and unrealized gains (losses) on equity securities, net of tax (core income (loss)) is a non-GAAP measure, which is computed by adding amortization, net of tax, to net income (loss) and subtracting income (loss) from discontinued operations, net of tax, realized gains (losses) on our investment portfolio, net of tax, and unrealized gains (losses) on our equity securities, net of tax, from net income (loss). Amortization expense is related to the amortization of intangible assets acquired, including goodwill, through mergers and therefore the expense does not arise through normal operations. Investment portfolio gains (losses) and unrealized equity security gains (losses) vary independent of our operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net income (loss). The core income (loss) measure should not be considered a substitute for net income (loss) and does not reflect the overall profitability of our business.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2026, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2025. We have made no changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

ANALYSIS OF FINANCIAL CONDITION - MARCH 31, 2026 COMPARED TO DECEMBER 31, 2025

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and related notes, and in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance subsidiary can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities, however, we do hold warrants as a result of our surplus note investment. Please see Note 4 for more information.

As of March 31, 2026, we engaged one outside asset management company, which has authority and discretion to buy and sell securities for us, manage our investments subject to (i) the guidelines established by our Board of Directors and (ii) the direction of management. Prior to August 2025, we engaged two outside asset management companies. The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis.

Our cash, cash equivalents, restricted cash and investment portfolio totaled $599,445,000 at March 31, 2026, compared to $647,744,000 at December 31, 2025. The Company paid a dividend totaling approximately $36.6 million during the first quarter, which drove this decrease, along with changes in operating assets and liabilities.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The following table summarizes our investments, by type:

	March 31, 2026		December 31, 2025
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$91,631	15.3%	$92,118	14.2%
Corporate securities	79,636	13.3	80,745	12.5
Mortgage-backed securities	29,298	4.9	30,711	4.7
States, municipalities and political subdivisions	31,220	5.2	27,078	4.2
Asset-backed securities	11,909	2.0	12,657	2.0
Public utilities	9,840	1.6	9,246	1.4
Foreign government	589	0.1	597	0.1
Total fixed maturities	254,123	42.4%	253,152	39.1%
Mutual funds	59,667	10.0	56,637	8.7
Other common stocks	5,048	0.8	5,048	0.8
Total equity securities	64,715	10.8%	61,685	9.5%
Other investments	41,658	6.9	40,053	6.2
Total investments	360,496	60.1%	354,890	54.8%
Cash and cash equivalents	117,013	19.6	198,762	30.7
Restricted cash	121,936	20.3	94,092	14.5
Total cash, cash equivalents, restricted cash and investments	$599,445	100.0%	$647,744	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at March 31, 2026 and December 31, 2025 consisted mainly of U.S. government and agency securities, securities of investment-grade corporate issuers, mortgage-backed securities, and states, municipalities and political subdivisions. Our equity holdings as of March 31, 2026 and December 31, 2025 consisted of mutual funds and common stock. At March 31, 2026, approximately 82.5% of our fixed maturities were U.S. Treasuries or corporate bonds rated "A" or better, and 17.5% were corporate bonds rated "BBB" or "BB".

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

The Company's catastrophe reinsurance coverage consists of three separate placements:

1.
AmCoastal’s core catastrophe reinsurance program, including catastrophe bonds (effective April 2024 and December 2024), in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from named or numbered windstorms;
2.
AmCoastal’s all other perils catastrophe excess of loss agreement in effect January 1 through December 31, annually, which provides protection from catastrophe loss events other than named or numbered windstorms and earthquakes; and
3.
AmCoastal's catastrophe aggregate excess of loss coverage, in effect January 1 through December 31, annually, which provides protection from all catastrophe loss events, including named and numbered windstorms, severe convective storms and winter storm events.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,330,000,000 for a first occurrence and $1,676,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $29,750,000 ($14,000,000 retained by AmCoastal under statutory accounting principles (STAT retained), $15,750,000 (retained separately by the Company's captive)). The Company has purchased second and third event retrocession coverage, reducing its second event GAAP retention to $18,500,000 ($14,000,000 STAT retained by AmCoastal, $4,500,000 retained separately by the Company's captive) and third event GAAP retention to $3,750,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-217-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.5% when using the catastrophe model AIR 11.5 (using the long-term catalog with demand surge and loss adjustment expense included) and based on total insured value at September 30, 2025 of $69 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are useful tools and their outputs provide reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, and actual results may differ materially from those expected.

AmCoastal’s all other perils catastrophe excess of loss agreement provides protection from catastrophe loss events other than named windstorms and earthquakes up to $95,600,000 for a first event, totaling $170,400,000 in the aggregate. This agreement provides sufficient coverage for approximately a 1-in-227-year return period, indicating that the probability of a single occurrence exceeding protection purchased is no more than 0.5%.

In addition to the programs described above, AmCoastal renewed its catastrophe aggregate excess of loss coverage (the “CAT Agg” agreement) to mitigate our catastrophe frequency risk. This agreement provides coverage for in-force, new and renewal business. Effective January 1, 2026, the CAT Agg agreement provides $40,000,000 of aggregate limit (with a $20,000,000 per occurrence cap) in excess of zero after the $40,000,000 annual aggregate deductible has been met. The CAT Agg agreement limits our losses from all catastrophe loss events, including named windstorms, severe convective storms and winter storm events for the full year ending December 31, 2026.

Where we think prudent, particularly where premium rates are high relative to the risk, we retain risk whereby AmCoastal purchases reinsurance from Shoreline Re, our captive reinsurance entity. Shoreline Re has historically participated on AmCoastal's all other perils catastrophe excess of loss agreement and AmCoastal's excess per risk agreement. In addition, Shoreline Re participates in a 45% quota share agreement with AmCoastal, which provides coverage for all catastrophe perils as well as attritional losses incurred.

The table below outlines the participation of Shoreline Re for each program, including premium collected and capital at risk.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Treaty	Effective Dates	Premium Collected / Cession Rate	Capital at Risk (1)
Quota Share Agreement	06/01/2025 - 05/31/2026	45% (2)	$33,346,000	(3)
All Other Perils Catastrophe	01/01/2025 -
Excess of Loss Agreement	12/31/2025	1,296,000	2,304,000
Excess Per Risk Agreement	02/01/2024 - 01/31/2025	1,867,000	633,000
Quota Share Agreement (4)	06/01/2024 - 05/31/2026	30% (2)	$4,200,000	(5)

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

(4) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

(5) Net premiums earned based on estimated subject premiums at June 1, 2024.

The table below outlines our external quota share agreements in effect for the three months ended March 31, 2026 and 2025.

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

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025.

Reinsurance costs as a percentage of gross earned premium during the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
Non-at-Risk	(0.4)%	(0.3)%
Quota Share	(12.6)%	(16.2)%
All Other	(40.6)%	(41.4)%
Total Ceding Ratio	(53.6)%	(57.9)%

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended March 31,
	2026	2025
Quota Share	$(18,000)	$(31,161)
All Other	(37,864)	(22,282)
Non-at-Risk	(684)	(631)
Ceded premiums written	(56,548)	(54,074)
Change in ceded unearned premiums	(18,975)	(39,755)
Ceded premiums earned	$(75,523)	$(93,829)

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	2026			2025
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended March 31,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	1	114	0.2%	—	—	—%
Total	1	$114	0.2%	—	$—	—%

(1) Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserves. Shown net of losses ceded to reinsurers. Incurred loss and LAE and number of events includes the development on storms during the year in which it occurred.

See Note 6 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our reinsurance program.

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

Unpaid losses and LAE totaled $126,990,000 and $165,701,000 as of March 31, 2026 and December 31, 2025, respectively.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025

ACIC net income for the three months ended March 31, 2026 decreased $2,094,000, or 9.8%, to $19,254,000 from $21,348,000 for the same period in 2025. The primary driver of the change in net income was our discontinued operations which generated net income of $1.6 million in 2025. The Company divested these operations in 2025.

Revenue

Our gross written premiums decreased $48,457,000, or 24.5%, to $149,395,000 for the three months ended March 31, 2026 from $197,852,000 for the same period in 2025. Gross premium earned decreased $20,967,000, or 12.9%, to $141,134,000 for the three months ended March 31, 2026 from $162,101,000 for the same period in 2025. These changes are mainly attributed to a decrease of 24% in our net pricing year-over-year as the market softened. Ceded premiums earned decreased $18,306,000, or 19.5%, to $75,523,000 for the three months ended March 31, 2026 from $93,829,000 for the same period in 2025. The breakdown of the quarter-over-quarter change in these premiums and new and renewal policies are shown in the tables below. More detail regarding our ceded premiums can be seen in our analysis of financial condition above.

($ in thousands)	Three Months Ended March 31,
	2026	2025	Change
Gross premiums written	$149,395	$197,852	$(48,457)
Change in gross unearned premiums	(8,261)	(35,751)	27,490
Gross premiums earned	141,134	162,101	(20,967)
Ceded premiums written	(56,548)	(54,074)	(2,474)
Change in ceded unearned premiums	(18,975)	(39,755)	20,780
Ceded premiums earned	(75,523)	(93,829)	18,306
Net premiums earned	$65,611	$68,272	$(2,661)

	Three Months Ended March 31,
	2026	2025	Change
New and Renewal Policies	1,137	1,196	(59)

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Expenses

Expenses for the three months ended March 31, 2026 decreased $1,395,000, or 3.0%, to $45,683,000 from $47,078,000 for the same period in 2025. The decrease in expenses was primarily due to a decrease in policy acquisition costs and loss and loss adjustment expenses quarter-over-quarter. This was partially offset by increased general and administrative expenses quarter-over-quarter. The details of these changes can be seen below.

	Three Months Ended March 31,
	2026	2025	Change
Net loss and LAE	$10,243	$11,389	$(1,146)
% of Gross earned premiums	7.3%	7.0%	0.3	pts
% of Net earned premiums	15.6%	16.7%	(1.1)	pts
Less:
Current year catastrophe losses	$114	$—	$114
Prior year reserve favorable development	(1,666)	(2,194)	528
Underlying loss and LAE (1)	$11,795	$13,583	$(1,788)
% of Gross earned premiums	8.4%	8.4%	—	pts
% of Net earned premiums	18.0%	19.9%	(1.9)	pts

(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended March 31,
	2026	2025	Change
Policy acquisition costs	$22,393	$23,466	$(1,073)
General and administrative	10,703	9,506	1,197
Total operating expenses	$33,096	$32,972	$124
% of Gross earned premiums	23.5%	20.3%	3.2	pts
% of Net earned premiums	50.4%	48.3%	2.1	pts

Loss and LAE decreased $1,146,000, or 10.1%, to $10,243,000 for the three months ended March 31, 2026 from $11,389,000 for the same period in 2025. Loss and LAE expense as a percentage of net earned premiums decreased 1.1 points to 15.6% for the three months ended March 31, 2026, compared to 16.7% for the same period in 2025. Excluding catastrophe losses and prior year reserve development, our underlying loss and LAE as a percentage of gross earned premiums for the three months ended March 31, 2026 would have been 8.4%, or no change from 8.4% during the three months ended March 31, 2025.

Policy acquisition costs decreased $1,073,000, or 4.6%, to $22,393,000 for the three months ended March 31, 2026 from $23,466,000 for the same period in 2025. The primary driver of the decrease was a decrease in external management fees of $3,153,000 as a result of the decrease in gross premiums shown above. This was partially offset by a decrease in ceding commission income of $2,361,000 as the result of the Company's decrease in quota share reinsurance coverage from 20% to 15%, effective June 1, 2025.

General and administrative expenses increased $1,197,000, or 12.6%, to $10,703,000 for the three months ended March 31, 2026 from $9,506,000 for the same period in 2025, driven by increased salary-related expenses, primarily as a non-recurring employee retention tax credit refund of $1,530,000 submitted to the Internal Revenue Service in 2022 that was received during the first quarter of 2025, which did not recur in 2026. Overall, employee compensation increased $2,389,000, inclusive of this refund. This was partially offset by a decrease in amortization of $852,000, as assets related to our intellectual property transaction with Slide Insurance Company were fully amortized when the transaction came to its conclusion in January 2026. This decrease in amortization corresponds with the

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

decrease seen in other income quarter-over-quarter. The full details of our general and administrative expenses can be seen in Note 12, above.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiary to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiary, including restricting any dividends paid by our insurance subsidiary and requiring approval of any management fees our insurance subsidiary pays to our management subsidiary for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiary pays us dividends primarily using cash from the collection of management fees from our insurance subsidiary, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiary may pay dividends or make distributions out of that part of its statutory surplus derived from its net operating profit and its net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners may further restrict our insurance subsidiary's ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as it regards policyholders to fall below minimum RBC guidelines. See Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

The Company made no capital contributions to its subsidiaries during the three months ended March 31, 2026 and 2025.

In September 2023, we entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at the market” offerings. The Agent is not required to sell any specific amount of Shares but has agreed to act as our sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of March 31, 2026, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

Cash Flows for the Three Months Ended March 31, 2026 and 2025 (in thousands)

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(5,736)	$26,443
Net cash provided by (used in) investing activities	(6,595)	5,204
Net cash provided by (used in) financing activities	$(41,574)	$309

Operating Activities

The principal cash inflows from our operating activities come from premium collections, reinsurance recoveries and investment income. The principal cash outflows from our operating activities are the result of claims and related costs, reinsurance premiums, policy

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

acquisition costs and salaries and employee benefits. A primary liquidity concern with respect to these cash flows is the risk of large magnitude catastrophe events.

During the three months ended March 31, 2026, we experienced cash outflows of $5,736,000 compared to cash inflows of $26,443,000 during the three months ended March 31, 2025. This change was driven by a reduction in premiums collected that was more than the reduction in net paid losses during the three months ended March 31, 2026 as compared to March 31, 2025. The change in reinsurance recoverable decreased $44,859,000 and the change in unearned premiums decreased $30,825,000, partially offset by a decrease in the change in unpaid loss and loss adjustment expenses of $27,195,000. The change in unpaid loss and loss adjustment expenses and the corresponding reinsurance recoverable balance can be attributed to the continued settlement of catastrophe claims with no similar activity occurring in 2026.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the three months ended March 31, 2026, net purchases of investments totaled $6,459,000 compared to net sales of investments of $5,300,000 during the three months ended March 31, 2025.

Financing Activities

The principal cash outflows from our financing activities come from payments of dividends, repayments of debt, and repurchases of common stock. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the three months ended March 31, 2026, cash used in financing activities totaled $41,574,000, compared to $309,000 provided by financing activities for the three months ended March 31, 2025, driven by the payment of a special cash dividend of $0.75 per share declared in December 2025 and paid in January 2026 and treasury stock repurchases of $5,000,000.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2026, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, including interest rate risk related to changes in interest rates in the Company's fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of the Company's fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company had no material changes in market risk during the quarter ended March 31, 2026.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the Company's evaluation, the Company's management concluded that its internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company's internal control performed during the fiscal year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

During the three months ended March 31, 2026, the Company did not sell any unregistered equity securities.

c) Issuer Purchase of Equity Securities

The following table summarized the share repurchase activity for the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares That May Yet be Repurchased Under the Program(2)
	(In ones)		(In ones)	(In thousands)
January 1 - 31, 2026	—	—	—	$25,000
February 1 - 28, 2026	125,352	$10.91	125,352	$23,632
March 1 - 31, 2026	313,394	$11.59	313,394	$20,000
Total	438,746		438,746

(1)Average price paid per share includes costs associated with the repurchases but excludes the 1% federal excise tax accrued on our share repurchases pursuant to the Inflation Reduction Act of 2022.

(2)On July 31, 2019, we announced that our board of directors had authorized a share repurchase plan providing for the repurchase of up to $25 million of the Company's common stock. The stock repurchases may be made through solicited or unsolicited transactions in the open market, in privately negotiated transactions, pursuant to Rule 10b5-1 plans, or otherwise, subject to business and market conditions and other factors, and at such times and in such amounts as management and the Board deem appropriate. The authorization has no expiration date. See Note 15 in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

March 31, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORPORATION

May 8, 2026	By:	/s/ B. Bradford Martz
B. Bradford Martz, President & Chief Executive Officer (principal executive officer and duly authorized officer)

May 8, 2026	By:	/s/ Svetlana Castle
Svetlana Castle, Chief Financial Officer (principal financial officer and principal accounting officer)