Form 10-Q
period 2026-06-30
AMERICAN COASTAL INSURANCE Corp
filed 2026-08-06
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 1, 2026, 47,269,517 shares of common stock, par value $0.0001 per share, were outstanding.

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

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $248,719 and $261,503, respectively)	$238,403	$253,152
Equity securities	57,049	61,685
Other investments (amortized cost of $34,648 and $38,954, respectively)	37,347	40,053
Total investments	$332,799	$354,890
Cash and cash equivalents	218,943	198,762
Restricted cash	98,280	94,092
Total cash, cash equivalents and restricted cash	$317,223	$292,854
Accrued investment income	3,441	3,156
Property and equipment, net (software in progress of $321 and $0, respectively)	869	723
Premiums receivable, net	119,915	70,447
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $39 and $30, respectively)	117,435	128,205
Ceded unearned premiums	224,760	109,697
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	54,693	37,815
Intangible assets, net	2,203	3,471
Other assets	10,980	11,998
Total Assets	$1,243,794	$1,072,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$118,920	$165,701
Unearned premiums	335,452	249,616
Reinsurance payable on premiums	203,882	66,841
Accounts payable and accrued expenses	79,719	112,781
Operating lease liability	3,024	3,135
Notes payable, net	149,519	149,353
Other liabilities	12,490	7,740
Total Liabilities	$903,006	$755,167
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 49,288,637 and 48,976,885 issued, respectively; 47,271,828 and 48,764,802 outstanding, respectively	5	5
Additional paid-in capital	442,558	439,742
Treasury shares, at cost: 2,016,809 shares and 212,083 shares, respectively	(19,872)	(431)
Accumulated other comprehensive loss	(8,544)	(7,242)
Retained earnings (deficit)	(73,359)	(114,509)
Total Stockholders' Equity	$340,788	$317,565
Total Liabilities and Stockholders' Equity	$1,243,794	$1,072,732

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Gross premiums written	$216,304	$228,346	$365,699	$426,198
Change in gross unearned premiums	(77,574)	(62,886)	(85,835)	(98,637)
Gross premiums earned	138,730	165,460	279,864	327,561
Ceded premiums earned	(69,032)	(87,017)	(144,555)	(180,846)
Net premiums earned	69,698	78,443	135,309	146,715
Net investment income	5,402	5,793	10,481	10,304
Net realized investment gains	3,264	—	3,270	1,382
Net unrealized gains on equity securities	4,233	2,231	4,761	268
Total revenue	82,597	86,467	153,821	158,669
EXPENSES:
Losses and loss adjustment expenses	18,833	15,540	29,076	26,929
Policy acquisition costs	22,703	24,257	45,096	47,723
General and administrative expenses	10,266	7,778	20,969	17,284
Interest expense	2,344	2,719	4,688	5,436
Total expenses	54,146	50,294	99,829	97,372
Income before other income	28,451	36,173	53,992	61,297
Other income (loss)	(48)	1,379	164	2,449
Income before income taxes	28,403	37,552	54,156	63,746
Provision for income taxes	6,507	9,515	13,006	15,998
Income from continuing operations, net of tax	$21,896	$28,037	$41,150	$47,748
Income (loss) from discontinued operations, net of tax	—	(1,595)	—	42
Net income	$21,896	$26,442	$41,150	$47,790
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	2,512	3,042	1,268	7,254
Reclassification adjustment for net realized investment gains	(3,264)	—	(3,270)	(1,382)
Income tax benefit related to items of other comprehensive income	700	—	700	—
Total comprehensive income	$21,844	$29,484	$39,848	$53,662

Weighted average shares outstanding
Basic	48,094,148	48,434,446	48,318,586	48,285,665
Diluted	49,303,289	49,636,088	49,559,755	49,556,882

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.46	$0.58	$0.85	$0.99
Discontinued operations	—	(0.03)	—	—
Total	$0.46	$0.55	$0.85	$0.99
Diluted
Continuing operations	$0.44	$0.56	$0.83	$0.96
Discontinued operations	—	(0.03)	—	—
Total	$0.44	$0.53	$0.83	$0.96

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended

(Unaudited)

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
March 31, 2025	48,308,466	$5	$437,566	$(431)	$(12,836)	$(163,424)	$260,880
Net income	—	—	—	—	—	26,442	26,442
Other comprehensive income, net	—	—	—	—	3,042	—	3,042
Stock compensation	297,951	—	1,471	—	—	—	1,471
Issuance of common stock, including exercise of stock options	140,305	—	465	—	—	—	465
June 30, 2025	48,746,722	$5	$439,502	$(431)	$(9,794)	$(136,982)	$292,300

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
March 31, 2026	48,342,811	$5	$440,871	$(5,431)	$(8,492)	$(95,255)	$331,698
Net income	—	—	—	—	—	21,896	21,896
Other comprehensive loss, net	—	—	—	—	(52)	—	(52)
Stock compensation	294,997	—	1,687	—	—	—	1,687
Treasury share repurchases	(1,365,980)	—	—	(14,441)	—	—	(14,441)
June 30, 2026	47,271,828	$5	$442,558	$(19,872)	$(8,544)	$(73,359)	$340,788

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended

(Unaudited)

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2024	48,204,962	$5	$436,524	$(431)	$(15,666)	$(184,772)	$235,660
Net income	—	—	—	—	—	47,790	47,790
Other comprehensive income, net	—	—	—	—	5,872	—	5,872
Stock compensation	301,314	—	2,204	—	—	—	2,204
Issuance of common stock, including exercise of stock options	240,446	—	774	—	—	—	774
June 30, 2025	48,746,722	$5	$439,502	$(431)	$(9,794)	$(136,982)	$292,300

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2025	48,764,802	$5	$439,742	$(431)	$(7,242)	$(114,509)	$317,565
Net income	—	—	—	—	—	41,150	41,150
Other comprehensive loss, net	—	—	—	—	(1,302)	—	(1,302)
Stock compensation	311,752	—	2,816	—	—	—	2,816
Treasury share repurchases	(1,804,726)	—	—	(19,441)	—	—	(19,441)
June 30, 2026	47,271,828	$5	$442,558	$(19,872)	$(8,544)	$(73,359)	$340,788

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$41,150	$47,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,611	3,413
Bond amortization and accretion	99	346
Net realized losses (gains) on investments	(3,270)	413
Net unrealized gains on equity securities	(4,761)	(268)
Provision for uncollectable premiums	—	(26)
Provision for uncollectable reinsurance recoverables	9	(31)
Deferred income taxes, net	4,348	8,870
Stock based compensation	2,842	2,204
Fixed asset and intangible asset disposals	48	60
Loss on sale of subsidiary	—	328
Changes in operating assets and liabilities:
Accrued investment income	(285)	(363)
Premiums receivable	(49,468)	(8,482)
Reinsurance recoverable on paid and unpaid losses	10,761	93,822
Ceded unearned premiums	(115,063)	(93,808)
Deferred policy acquisition costs, net	(16,878)	(18,540)
Other assets	1,718	2,102
Unpaid losses and loss adjustment expenses	(46,781)	(102,953)
Unearned premiums	85,836	101,973
Reinsurance payable on premiums	137,041	139,759
Accounts payable and accrued expenses	3,512	(21,742)
Operating lease liability	(111)	(79)
Other liabilities	402	(396)
Net cash provided by operating activities	$52,760	$154,392
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	21,268	55,868
Equity securities	15,021	9,998
Other investments	5,318	20,566
Purchases of:
Fixed maturities	(8,917)	(22,638)
Equity securities	(3,980)	(12,023)
Other investments	(689)	(26,414)
Cost of property, equipment and capitalized software acquired and developed	(371)	(96)
Net proceeds from sale of former subsidiary	—	4,495
Net cash provided by investing activities	$27,650	$29,756
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(26)	—
Treasury stock	(19,441)	—
Dividends	(36,574)	—
Proceeds from issuance of common stock, including exercise of stock options	—	774
Net cash provided by (used in) financing activities	$(56,041)	$774
Increase in cash, cash equivalents and restricted cash, including cash classified as assets held for sale	24,369	184,922
Cash, cash equivalents and restricted cash at beginning of period	292,854	222,290
Cash, cash equivalents and restricted cash at end of period	$317,223	$407,212
Supplemental Cash Flows Information
Interest paid	$4,688	$5,438
Federal income taxes paid	—	—
Florida state income taxes refunded	(400)	(987)
All other state income taxes paid (refunded)	$4	$(36)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

The Company has also formed ACES Specialty Insurance Company, an Arizona domiciled entity, that as of June 30, 2026, is awaiting approval of its Certificate of Authority and has not commenced operations.

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

June 30, 2026

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

In addition, the Company's measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the Company's operating segment are the same as those described in the Company's summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Revenue, profit or loss and significant segment expenses are presented on the Consolidated Statements of Comprehensive Income. Additional reconciliation of certain expenses can be seen within Note 12, below.

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

June 30, 2026

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

The results from IIC's discontinued operations for the three and six months ended June 30, 2025 are presented below.

IIC Results from Discontinued Operations

	Three Months Ended June 30, 2025 ⁽¹⁾	Six Months Ended June 30, 2025 ⁽¹⁾
REVENUE:
Gross premiums written	$—	$13,120
Change in gross unearned premiums	—	(3,336)
Gross premiums earned	—	9,784
Ceded premiums earned	—	(2,528)
Net premiums earned	—	7,256
Net investment income	—	538
Net realized investment losses	—	(2)
Other revenue	—	16
Total revenue	—	7,808
EXPENSES:
Losses and loss adjustment expenses	—	3,179
Policy acquisition costs	—	1,906
General and administrative expenses	—	546
Total expenses	—	5,631
Income before income taxes	—	2,177
Provision for income taxes	—	540
Income from discontinued operations, net of tax	$—	$1,637

(1) Excludes loss on sale and realization of unrealized losses on fixed maturity portfolio, the details of which are described above and are not operational results related to IIC.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

There were no non-cash transactions during the six months ended June 30, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

4)
INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at June 30, 2026 and December 31, 2025:

	Cost or Adjusted/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
U.S. government and agency securities	$76,275	$72	$252	$76,095
Corporate securities	83,211	21	4,122	79,110
Mortgage-backed securities	33,624	7	3,861	29,770
States, municipalities and political subdivisions	33,786	15	1,341	32,460
Asset-backed securities	12,039	9	669	11,379
Public utilities	9,198	10	203	9,005
Foreign government	586	1	3	584
Total fixed maturities	$248,719	$135	$10,451	$238,403

December 31, 2025
U.S. government and agency securities	$91,496	$622	$—	$92,118
Corporate securities	84,332	173	3,760	80,745
Mortgage-backed securities	34,299	259	3,847	30,711
States, municipalities and political subdivisions	28,155	87	1,164	27,078
Asset-backed securities	13,246	49	638	12,657
Public utilities	9,384	41	179	9,246
Foreign government	591	6	—	597
Total fixed maturities	$261,503	$1,237	$9,588	$253,152

Equity securities are summarized as follows:

	June 30, 2026		December 31, 2025
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Mutual funds	$52,014	91.2%	$56,637	91.8%
Other common stocks	5,035	8.8	5,048	8.2
Total equity securities	$57,049	100.0%	$61,685	100.0%

The Company's unrealized gains on its equity securities for the three and six months ended June 30, 2026 totaled $4,076,000 and $3,125,000, respectively.

When the Company sells investments, the Company calculates the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details the Company's realized gains (losses) by major investment category for the three and six months ended June 30, 2026 and 2025, respectively:

2026		2025
Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Three Months Ended June 30,
Fixed maturities	$—	$17,014	$—	$45,369
Equity securities	3,280	15,021	—	—
Short-term investments	—	5,200	—	20,350
Total realized gains	3,280	37,235	—	65,719
Fixed maturities	(16)	415	—	—
Total realized losses	(16)	415	—	—
Net realized investment gains	$3,264	$37,650	$—	$65,719
Six Months Ended June 30,
Fixed maturities	$6	$20,853	$2	$51,680
Equity securities	3,280	15,021	1,383	9,998
Short-term investments	—	5,200	—	20,499
Total realized gains	3,286	41,074	1,385	82,177
Fixed maturities	(16)	415	(3)	1,000
Total realized losses	(16)	415	(3)	1,000
Net realized investment gains	$3,270	$41,489	$1,382	$83,177

(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes the Company's fixed maturities at June 30, 2026 by contractual maturity period. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	June 30, 2026
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$50,084	20.1%	$50,061	21.0%
Due after one year through five years	137,459	55.3	133,162	55.8
Due after five years through ten years	12,290	4.9	11,282	4.7
Due after ten years	3,223	1.3	2,749	1.2
Asset and mortgage-backed securities	45,663	18.4	41,149	17.3
Total	$248,719	100.0%	$238,403	100.0%

The following table summarizes net investment income by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturities	$2,414	$2,671	$4,613	$5,317
Equity securities	236	205	474	335
Other investments	563	466	1,107	736
Cash and cash equivalents	2,255	2,531	4,419	4,085
Investment income	5,468	5,873	10,613	10,473
Investment expenses	(66)	(80)	(132)	(169)
Net investment income	$5,402	$5,793	$10,481	$10,304

Portfolio Monitoring

The Company has a quarterly portfolio monitoring process to identify and evaluate each fixed-income security whose carrying value may be impaired as a result of a credit loss. For each fixed-income security in an unrealized loss position, if the Company

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

During the three and six months ended June 30, 2026, the Company determined that none of its fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at June 30, 2026. The issuers of the Company's debt security investments continue to make interest payments on a timely basis. The Company does not intend to sell, nor is it likely that it will be required to sell the debt securities before it recovers the amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The following table presents an aging of the Company's unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
June 30, 2026
U.S. government and agency securities	3	$252	$30,062	—	$—	$—
Corporate securities	82	339	31,185	73	3,783	43,519
Mortgage-backed securities	22	54	4,657	53	3,807	24,198
States, municipalities and political subdivisions	55	192	14,735	22	1,149	13,762
Asset-backed securities	6	4	966	22	665	6,656
Public utilities	11	47	4,430	6	156	3,466
Foreign governments	1	3	418	—	—	—
Total fixed maturities	180	$891	$86,453	176	$9,560	$91,601

December 31, 2025
U.S. government and agency securities	—	$—	$—	—	$—	$—
Corporate securities	27	57	11,165	78	3,703	46,381
Mortgage-backed securities	2	5	263	54	3,842	26,094
States, municipalities and political subdivisions	13	24	4,528	24	1,140	14,992
Asset-backed securities	3	2	591	21	636	6,715
Public utilities	4	5	1,772	6	174	3,472
Foreign governments	—	—	—	—	—	—
Total fixed maturities	49	$93	$18,319	183	$9,495	$97,654

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, the Company uses a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. The Company's estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2026 and December 31, 2025. Changes in interest rates subsequent to June 30, 2026 may affect the fair value of the Company's investments.

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

Any change in the estimated fair value of the Company's fixed-income securities would impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive income (loss) on its Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The following table presents the fair value of the Company's financial instruments measured on a recurring basis by level at June 30, 2026 and December 31, 2025, respectively:

	Total	Level 1	Level 2	Level 3
June 30, 2026
U.S. government and agency securities	$76,095	$—	$76,095	$—
Corporate securities	79,110	—	79,110	—
Mortgage-backed securities	29,770	—	29,770	—
States, municipalities and political subdivisions	32,460	—	32,460	—
Asset-backed securities	11,379	—	11,379	—
Public utilities	9,005	—	9,005	—
Foreign government	584	—	584	—
Total fixed maturities	238,403	—	238,403	—
Mutual funds	52,014	52,014	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	52,014	52,014	—	—
Other investments (2)	17,887	—	16,682	1,205
Total investments	$308,304	$52,014	$255,085	$1,205

December 31, 2025
U.S. government and agency securities	$92,118	$—	$92,118	$—
Corporate securities	80,745	—	80,745	—
Mortgage-backed securities	30,711	—	30,711	—
States, municipalities and political subdivisions	27,078	—	27,078	—
Asset-backed securities	12,657	—	12,657	—
Public utilities	9,246	—	9,246	—
Foreign government	597	—	597	—
Total fixed maturities	253,152	—	253,152	—
Mutual Funds	56,637	56,637	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	56,637	56,637	—	—
Other investments (2)	21,096	—	21,096	—
Total investments	$330,885	$56,637	$274,248	$—

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

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at June 30, 2026 and December 31, 2025.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2026 and December 31, 2025 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the Company's senior notes approximates fair value.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

At the end of each quarter, the Company determines whether it needs to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, the Company reports the transfer as of the end of the quarter. During the quarter ended June 30, 2026 and 2025, the Company transferred no investments between levels.

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

The fair value of Company's warrants was estimated using the Black-Scholes-Merton formula. The following assumptions were used to value the warrants as of June 30, 2026:

June 30, 2026
Price per common share	$65.13
Expected annual dividend yield	—%
Expected volatility	48.09%
Risk-free interest rate	4.44%
Expected term	9.12 years

The expected annual dividend yield for these warrants is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices of a publicly traded entity with a similar profile to the underlying entity. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at June 30, 2026. Expected term takes into account the remaining contractual term of the warrant.

Other Investments

The Company acquired investments in limited partnerships recorded in the other investments line of the Company's Unaudited Condensed Consolidated Balance Sheets. These investments are currently being measured at estimated fair value utilizing a net asset value per share practical expedient. Any change in the fair value of these investments is recorded in the net unrealized gain (loss) on equity securities line on the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income. Dividends and interest income are recognized in the net investment income line of the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income.

The Company has also acquired an investment in a commercial mortgage loan, which is classified as held-for-long-term-investment and a surplus note, which is classified as held-to-maturity. Both of these investments are carried on the balance sheet at amortized cost. Finally, the Company holds short-term investments, which are level 2 investments carried at fair value.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The information presented in the table below is as of June 30, 2026 and December 31, 2025:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2026
Limited partnership investments (1)	$3,053	$1,525	$—	$4,578
Real estate management LLC	2,042	—	—	2,042
Surplus note (1)	6,000	—	—	6,000
Warrants	—	1,205	—	1,205
Commercial mortgage loans	6,840	—	—	6,840
Short-term investments	16,713	1	32	16,682
Total other investments	$34,648	$2,731	$32	$37,347

December 31, 2025
Limited partnership investments (1)	$3,024	$1,093	$—	$4,117
Real estate management LLC	2,000	—	—	2,000
Surplus note (1)	6,000	—	—	6,000
Commercial mortgage loans	6,840	—	—	6,840
Short-term investments	21,090	13	7	21,096
Total other investments	$38,954	$1,106	$7	$40,053

(1) Distributions will be generated from operating income, investment gains, underlying investments of funds, and from liquidation of the underlying assets of the funds. The Company estimates that the underlying assets of the funds will be liquidated over the next four to seven years.

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

As of June 30, 2026, the fair value of these warrants was $1,205,000, utilizing the assumptions outlined above. As of December 31, 2025, the Company had not assigned a value to these warrants. This change in fair value was recorded in the net unrealized gain on equity securities line of the Unaudited Condensed Consolidated Statements of Comprehensive Income and the asset is recorded in the other investments line of the Company's Unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2025, these warrants had no impact on the Company's financial position or financial performance as the Company did not have sufficient information to assign value to these warrants. These warrants did not impact the statement of cash flows for either period.

Restricted Cash

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. The Company also uses trust funds in certain reinsurance transactions.

The following table presents the components of restricted assets:

	June 30, 2026	December 31, 2025
Trust funds	$97,914	$93,734
Cash on deposit (regulatory deposits)	366	358
Total restricted cash	$98,280	$94,092

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

5)
EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to ACIC common stockholders	$21,896	$26,442	$41,150	$47,790

Denominator:
Weighted-average shares outstanding	48,094,148	48,434,446	48,318,586	48,285,665
Effect of dilutive securities	1,209,141	1,201,642	1,241,169	1,271,217
Weighted-average diluted shares	49,303,289	49,636,088	49,559,755	49,556,882

Earnings available to ACIC common stockholders per share
Basic	$0.46	$0.55	$0.85	$0.99
Diluted	$0.44	$0.53	$0.83	$0.96

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

The Company's catastrophe reinsurance coverage consists of three separate placements:

1.
AmCoastal’s core catastrophe reinsurance program, including catastrophe bonds (effective April 2024, December 2024 and June 2026), in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from all perils;
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

June 30, 2026

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,680,000,000 for a first occurrence and $1,918,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $49,000,000 ($26,500,000 retained by AmCoastal under statutory accounting principles (STAT retained), $22,500,000 retained separately by the Company's captive)). The Company has purchased second and third event retrocession coverage, decreasing its second event GAAP retention to $25,000,000 ($13,300,000 STAT retained by AmCoastal, $11,700,000 retained separately by the Company's captive) and third event GAAP retention to $2,000,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-286-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.4% when using the catastrophe model AIR 13 (using the long-term catalog with demand surge and 10% loss adjustment expense included) and based on estimated total insured value at September 30, 2026 of $78 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are useful tools and their outputs provide reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, and actual results may differ materially from those expected.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The table below outlines the participation of Shoreline Re for each program, including premium collected and capital at risk.

Treaty	Effective Dates	Premium Collected(1) / Cession Rate	Capital at Risk(1)(2)
Quota Share Agreement	06/01/2026 - 05/31/2027	45%	$33,041,000	(3)
Quota Share Agreement	06/01/2025 - 05/31/2026	45%(4)	$33,346,000	(3)
Quota Share Agreement(5)	06/01/2024 - 05/31/2026	30%(4)	$4,200,000	(3)
Excess Per Risk Agreement	02/01/2024 - 01/31/2025	1,867,000	633,000
All Other Perils Catastrophe	01/01/2025 -
Excess of Loss Agreement	12/31/2025	1,296,000	2,304,000

(1) Presented in ones.

(2) Capital at risk is calculated by taking the aggregate losses Shoreline Re is subject to under the contract, less net premiums earned under the contract.

(3) Net premiums earned based on estimated subject premiums at treaty inception.

(4) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.

(5) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

The table below outlines the Company's external quota share agreements in effect for the six months ended June 30, 2026 and 2025.

Reinsurer	Companies in Scope	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2026 - 05/31/2028	15%(1)	Florida
External third-party	AmCoastal	06/01/2024 - 05/31/2026	20%(1)(2)	Florida

(1) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing the Company's retention for catastrophe losses.

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025.

Reinsurance recoverable at the balance sheet dates consists of the following:

	June 30, 2026	December 31, 2025
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$72,117	$116,772
Reinsurance recoverable on paid losses and loss adjustment expenses	45,318	11,433
Reinsurance recoverable(1)	$117,435	$128,205

(1) The Company's reinsurance recoverable balance is net of its allowance for expected credit losses. More information related to this allowance can be found in Note 17.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

7)
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

The Company determines its reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported ("IBNR") claims as of the balance sheet date.

The table below shows the analysis of the Company's reserve for unpaid losses for the six months ended June 30, 2026 and 2025:

	2026	2025
Balance at January 1	$165,701	$322,087
Less: reinsurance recoverable on unpaid losses	116,772	249,276
Net balance at January 1	48,929	72,811

Incurred related to:
Current year	29,975	30,398
Prior years	(899)	(3,469)
Total incurred	29,076	26,929
Paid related to:
Current year	20,295	22,781
Prior years	10,907	14,652
Total paid	31,202	37,433

Net balance at June 30	46,803	62,307
Plus: reinsurance recoverable on unpaid losses	72,117	156,935
Balance at June 30	118,920	219,242

Composition of reserve for unpaid losses and LAE:
Case reserves	13,229	37,258
IBNR reserves	105,691	181,984
Balance at June 30	$118,920	$219,242

Based upon the Company's internal analysis and the Company's review of the annual statement of actuarial opinion provided by its actuarial consultants at December 31, 2025, the Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected in the table above, the Company had favorable development in the first six months of 2026 and 2025 related to prior year losses. This development came as a result of re-estimating ultimate losses in 2026 and 2025 based on our initial reserves being higher than ultimate settlements. Current year loss payments made by the Company during the six months ended June 30, 2026 have decreased compared to the same period in 2025. Case and IBNR reserves on unpaid losses decreased when compared to the prior period as a result of the continued settlement of claims and no new catastrophe events. Reinsurance recoverable on unpaid losses decreased in line with this decrease in case and IBNR reserves.

8)
STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as the Company's insurance subsidiary. The various laws and regulations require that insurers maintain

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled and operates in Florida and at June 30, 2026, and during the six months then ended, met all regulatory requirements of the state.

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

The Company's insurance subsidiary must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income for the three and six months ended June 30, 2026 and 2025 for AmCoastal.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$4,065	$18,219	$24,389	$36,511

The Company's insurance subsidiary must maintain capital and surplus ratios or balances as determined by the regulatory authority of the state in which it is domiciled. At June 30, 2026, the Company met these requirements. The table below details the amount of surplus as regards policyholders for AmCoastal at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Surplus as regards policyholders	$257,384	$316,594

9)
LONG-TERM DEBT

Senior Notes Payable

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

On December 13, 2017, the Company issued $150,000,000 of 10-year senior notes (the Senior Notes) that will mature on December 15, 2027 and bear interest at a rate equal to 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2018. The Senior Notes are senior unsecured obligations of the Company. The Company may redeem the Senior Notes at its option, at any time and from time to time in whole or in part, prior to September 15, 2027, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the date of redemption to the date that is three months prior to maturity, plus accrued and unpaid interest thereon. On or after that date, the Company may redeem the Senior Notes at par, plus accrued and unpaid interest thereon. The interest rate of its Senior Notes was 7.25% through December 2025, due to the Kroll Bond Rating Agency, LLC rating of the Company's issuer and debt ratings of BB+. Effective December 16, 2025, the interest rate of the Company's Senior Notes decreased from 7.25% to 6.25% due to the upgrade of the Company's issuer and debt ratings from BB+ to BBB-.

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

Debt Issuance Costs

The table below presents the roll forward of the Company's debt issuance costs paid, in conjunction with the debt instruments described above, during the six months ended June 30, 2026 and 2025:

	2026	2025
Balance at January 1,	$647	$980
Amortization	(166)	(167)
Balance at June 30,	$481	$813

10)
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at June 30, 2026 and December 31, 2025 was $59,476,000.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

There was no goodwill acquired, disposed of or impaired during the six months ended June 30, 2026 and 2025.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on the Company's Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Intangible assets subject to amortization	$1,828	$3,048
Indefinite-lived intangible assets(1)	375	423
Total	$2,203	$3,471

(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization and not fully amortized consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2026
Agency agreements acquired	0.8	$34,661	$(32,833)	$1,828

December 31, 2025
Agency agreements acquired	1.3	$34,661	$(31,613)	$3,048

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the six months ended June 30, 2026 and 2025. However, during the six months ended June 30, 2026, we disposed of intangible assets totaling approximately $49,000.

Amortization expense of the Company's intangible assets was $610,000 and $610,000 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense of the Company's intangible assets was $1,220,000 and $1,219,000 for the six months ended June 30, 2026 and 2025, respectively. Estimated amortization expense of the Company's intangible assets to be recognized by the Company during the remainder of 2026 and over the next four years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2026	$1,219
2027	609
2028	—
2029	—
2030	—

11)
COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims-related legal actions arising in the ordinary course of business. The Company accrues amounts resulting from claims-related legal actions in unpaid losses and LAE during the period when it determines an unfavorable outcome becomes probable and can estimate the amounts. Management makes revisions to estimates based on its analysis of subsequent information that the Company receives regarding various factors, including: (i) per claim information; (ii) company and industry

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation.

On October 20, 2023, the Company received notice that the Florida Department of Financial Services (“DFS”) filed a notice of claim and demand for tender of policy limits under the Company’s director and officer insurance policy (the “Claim”). The Claim alleges that former officers and directors of United Property & Casualty Insurance Company (“UPC”) were involved in wrongful acts that resulted in UPC’s insolvency. The Claim demanded immediate tender of the Company’s director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although the Claim remains open as of June 30, 2026, no litigation has arisen and on June 25, 2026, the Florida Office of Insurance Regulation (“OIR”) determined that former officers and directors of UPC were not a substantial contributing cause of UPC's insolvency. The Company believes that the OIR determination significantly diminishes the likelihood of litigation by DFS and the likelihood of a determination that the former officers and directors engaged in wrongful acts. The directors and officers plan to vigorously defend against the Claim; however, due to the Company’s indemnification obligation, the Company accrued the policy retention amount of $1,500,000.

Commitments to fund partnership investments

As of June 30, 2026 and December 31, 2025, the Company has unfunded commitments of $1,950,000 related to limited partnership investments.

Leases

The Company, as a lessee, has entered into a lease of commercial office space for 10.3 years. In addition to office space, the Company previously leased office equipment under operating leases, which have all come to a conclusion as of June 30, 2026.

The classification of operating and lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	June 30, 2026	December 31, 2025
Assets
Operating lease assets	Other assets	$2,830	$2,955

Liabilities
Operating lease liabilities	Operating lease liability	$3,024	$3,135

The components of lease expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$108	$108	$214	$225

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

At June 30, 2026, future minimum gross lease payments relating to this non-cancellable operating lease agreement were as follows:

Estimated Remaining Payments
2026	$199
2027	407
2028	419
2029	432
2030	445
Thereafter	2,001
Total undiscounted future minimum lease payments	3,903
Less: Imputed interest	(879)
Present value of lease liabilities	$3,024

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (months)	104	110
Weighted average discount rate	5.65%	5.65%

There were no other cash or non-cash related activities during the six months ended June 30, 2026 and 2025.

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

During the three and six months ended June 30, 2025, the Company received refunds of $2,939,000 and $4,469,000, respectively, that were outstanding as of December 31, 2024. These were recorded as a contra-expense to payroll tax in the periods received. With these receipts, as of December 31, 2025, the Company received all requested funds from the Internal Revenue Service related to this refund and no longer has an unrecorded gain contingency related to this balance.

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with the Company's former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, the data received related to UPC losses is limited and infrequent and could shift AmCoastal’s commission related to these contracts unfavorably. The Company cannot reasonably determine how this shift will be allocated between the contracted parties. Any updated calculations must be provided

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

to the Company's reinsurance partners and the DFS as receiver of UPC. The Company is unable to estimate the impact; however, the Company believes a loss contingency related to these commissions may exist as of June 30, 2026.

The Company will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

12)
DISAGGREGATION OF RELEVANT EXPENSE CAPTIONS

The Company presents its expenses in four major captions: loss and loss adjustment expenses, policy acquisition costs, general and administrative expenses and interest expense. The Company has presented the disaggregation of its general and administrative expenses below for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and Administrative Expenses
Employee compensation(1)	$5,101	$1,934	$10,315	$4,758
Association fees	902	932	2,068	2,017
Professional services	793	735	1,766	1,659
Software & equipment costs	719	874	1,563	1,832
Intangible asset amortization	610	610	1,220	1,219
Liability insurance	377	371	763	746
Audit fees	361	241	631	662
Depreciation and amortization	140	1,081	392	2,193
Operating lease expense	108	108	214	225
Legal fees	46	141	140	376
Provision for (reversal of) expected credit losses	3	(43)	9	(57)
Other general and administrative(2)	1,106	794	1,888	1,654
Total general and administrative expenses	$10,266	$7,778	$20,969	$17,284

(1) For the three and six months ended June 30, 2025, employee compensation includes $2.9 million and $4.5 million, respectively, in one-time employee retention tax credit refunds.

(2) For the three and six months ended June 30, 2026 and 2025, other general and administrative expenses were comprised primarily of regulatory fees, director fees, and franchise fees.

13)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Computer hardware and software (software in progress of $321 and $0, respectively)	$2,058	$8,587
Office furniture and equipment	214	435
Leasehold improvements	96	96
Total, at cost	2,368	9,118
Less: accumulated depreciation and amortization	(1,499)	(8,395)
Property and equipment, net	$869	$723

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Depreciation and amortization expense under property and equipment was $57,000 and $225,000 for the three and six months ended June 30, 2026, respectively. Depreciation and amortization expense under property and equipment was $998,000 and $2,027,000 for the three and six months ended June 30, 2025, respectively.

During the six months ended June 30, 2026, the Company disposed of computer hardware, software, and equipment totaling $7,122,000. The accumulated depreciation on these systems totaled $7,122,000 at the time of disposal. During the year ended December 31, 2025, we disposed of computer hardware and software totaling $5,381,000. The accumulated depreciation on these systems totaled $4,018,000 at the time of disposal. We disposed of office furniture totaling $18,000 during the period. Accumulated depreciation at the time of this disposal totaled $18,000.

14)
ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company reports changes in other comprehensive income items within comprehensive income on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and includes accumulated other comprehensive income (loss) as a component of stockholders' equity on its Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2025	(8,343)	1,101	(7,242)
Changes in net unrealized losses on investments	1,268	(118)	1,150
Reclassification adjustment for realized gains	(3,270)	818	(2,452)
June 30, 2026	$(10,345)	$1,801	$(8,544)

15)
STOCKHOLDERS' EQUITY

The Company's Board of Directors declared no dividends on the Company's outstanding shares of common stock to stockholders of record during the six months ended June 30, 2026 and 2025.

In July 2019, the Company's Board of Directors authorized a stock repurchase plan of up to $25,000,000 of its common stock. As of June 30, 2026, the Company has repurchased 1,804,726 shares under this stock repurchase plan, with a total cost of $19,441,000. As of June 30, 2026, $5,559,000 remains authorized for repurchases under the plan. The Company may enter or exit the market as the Company sees fit. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at-the-market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of June 30, 2026, 4,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

See Note 16 in these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding stock-based compensation activity.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

The following table presents the Company's total stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee stock-based compensation expense
Pre-tax	$1,601	$1,348	$2,611	$1,946
Post-tax (1)	1,265	1,065	2,063	1,537
Director stock-based compensation expense
Pre-tax	112	123	231	258
Post-tax (1)	88	97	182	204

(1) The after-tax amounts are determined using the 21% corporate federal tax rate.

The Company had approximately $6,635,000 of unrecognized stock compensation expense at June 30, 2026 related to non-vested stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 2.1 years. The Company had approximately $437,000 of unrecognized director stock-based compensation expense at June 30, 2026 related to non-vested director stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 0.9 years.

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

The Company granted 444,209 and 413,405 shares of restricted common stock during the three months ended June 30, 2026 and 2025, respectively, which had a weighted-average grant date fair value of $10.89 and $11.48, respectively. The Company granted 490,512 and 447,237 shares of restricted common stock during the six months ended June 30, 2026 and 2025, respectively, which had a weighted-average grant date fair value of $10.94 and $11.52, respectively.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The following table presents certain information related to the activity of the Company's non-vested restricted common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	576,781	$10.12
Granted	490,512	10.94
Less: Forfeited	6,436	11.28
Less: Vested	457,171	9.38
Outstanding as of June 30, 2026	603,686	$10.92

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted during 2026 and 2025 as of the balance sheet dates, June 30, 2026 and December 31, 2025:

	2026	2025
Expected annual dividend yield	—%	—%
Expected volatility	87.19%	88.51%
Risk-free interest rate	4.12%	3.87%
Expected term	6 years	6 years

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

The Company granted 100,685 and 76,141 stock options for the three and six months ended June 30, 2026 and 2025, respectively, which had a weighted average grant date fair value of $10.59 and $11.63 per share, respectively.

The following table presents certain information related to the activity of the Company's stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2025	965,730	$4.95	6.50	$6,949,000
Granted	100,685	10.59	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	—	—	—	—
Outstanding as of June 30, 2026	1,066,415	$5.49	6.37	$6,319,000

Vested and Exercisable as of June 30, 2026	890,677	$4.50	5.80	$6,186,000

(1) Presented in ones.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

The following tables summarize the Company's allowance for expected credit losses by pooled asset for the six months ended June 30, 2026 and 2025, respectively:

	December 31, 2025	Provision for (reversal of) expected credit losses	Write-offs	June 30, 2026
Premiums Receivable	$—	$1	$(1)	$—
Reinsurance Recoverables	30	9	—	39
Total	$30	$10	$(1)	$39

	December 31, 2024	Provision for (reversal of) expected credit losses	Write-offs	June 30, 2025
Premiums Receivable	$26	$(23)	$(3)	$—
Reinsurance Recoverables	75	(31)	—	44
Total	$101	$(54)	$(3)	$44

As of June 30, 2026 and 2025, the Company had no allowance for expected credit losses related to its investment holdings.

18)
SUBSEQUENT EVENTS

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in its financial statements.

On July 21, 2026, Kroll Bond Rating Agency ("KBRA") upgraded the insurance financial strength rating of AmCoastal to A from A-. KBRA also upgraded the Company's issuer and debt ratings to BBB from BBB-. The outlook for all ratings has been changed to Stable from Positive.

On July 21, 2026, the Board of Directors authorized up to an additional $25 million of repurchases of the Company's common stock. This additional authorization brings the total authorization under the previously announced stock repurchase plan to $50 million, with $30.6 million available as of August, 6, 2026, the date of this filing.

Effective August 1, 2026, the Company purchased additional reinsurance coverage, lowering the Company's first event retention from $49 million to $23.5 million. Subsequent event retentions were unchanged.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

EXECUTIVE SUMMARY

Overview

American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a holding company primarily engaged in commercial property insurance business with investments in the United States. We conduct our business principally through our wholly-owned insurance subsidiary, American Coastal Insurance Company (AmCoastal). Collectively, we refer to the holding company and all our subsidiaries, including non-insurance subsidiaries, as “American Coastal Insurance Corporation,” which is the preferred brand identification for our Company.

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

Our policies in-force increased by 1.2% from 4,402 policies in-force at June 30, 2025 to 4,453 policies in-force at June 30, 2026.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

2026 Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Gross premiums written	$216,304	$228,346	$365,699	$426,198
Gross premiums earned	138,730	165,460	279,864	327,561
Net premiums earned	69,698	78,443	135,309	146,715
Total revenues	82,597	86,467	153,821	158,669
Income from continuing operations, net of tax	21,896	28,037	41,150	47,748
Income (loss) from discontinued operations, net of tax	—	(1,595)	—	42
Consolidated net income	$21,896	$26,442	$41,150	$47,790
Net income available to ACIC stockholders per diluted share
Continuing Operations	$0.44	$0.56	$0.83	$0.96
Discontinued Operations	—	(0.03)	—	-
Total	$0.44	$0.53	$0.83	$0.96

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets	$610	$610	$1,220	$1,219
Less: Income (loss) from discontinued operations, net of tax	—	(1,595)	—	42
Less: Net realized gains on investment portfolio	3,264	—	3,270	1,382
Less: Unrealized gains on equity securities	4,233	2,231	4,761	268
Less: Net tax impact (1)	(1,446)	(340)	(1,430)	(91)
Core income(2)	16,455	26,756	35,769	47,408
Core income per diluted share (2)	$0.33	$0.54	$0.72	$0.96

Book value per share			$7.21	$6.00

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Consolidated Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Gross premiums written	$216,304	$228,346	$365,699	$426,198
Change in gross unearned premiums	(77,574)	(62,886)	(85,835)	(98,637)
Gross premiums earned	138,730	165,460	279,864	327,561
Ceded premiums earned	(69,032)	(87,017)	(144,555)	(180,846)
Net premiums earned	69,698	78,443	135,309	146,715
Net investment income	5,402	5,793	10,481	10,304
Net realized investment gains	3,264	—	3,270	1,382
Net unrealized gains on equity securities	4,233	2,231	4,761	268
Total revenue	82,597	86,467	153,821	158,669
EXPENSES:
Losses and loss adjustment expenses	18,833	15,540	29,076	26,929
Policy acquisition costs	22,703	24,257	45,096	47,723
General and administrative expenses	10,266	7,778	20,969	17,284
Interest expense	2,344	2,719	4,688	5,436
Total expenses	54,146	50,294	99,829	97,372
Income before other income	28,451	36,173	53,992	61,297
Other income (loss)	(48)	1,379	164	2,449
Income before income taxes	28,403	37,552	54,156	63,746
Provision for income taxes	6,507	9,515	13,006	15,998
Net income from continuing operations, net of tax	$21,896	$28,037	$41,150	$47,748
Income (loss) from discontinued operations, net of tax	—	(1,595)	—	42
Net income	$21,896	$26,442	$41,150	$47,790
Earnings available to ACIC common stockholders per diluted share	$0.44	$0.53	$0.83	$0.96
Book value per share			$7.21	$6.00
Return on equity based on GAAP net income			25.0%	37.1%
Loss ratio, net (1)	27.0%	19.8%	21.5%	18.4%
Expense ratio (2)	47.3%	40.8%	48.8%	44.3%
Combined ratio (3)	74.3%	60.6%	70.3%	62.7%
Effect of current year catastrophe losses on combined ratio	4.5%	—%	2.4%	—%
Effect of prior year development on combined ratio	1.1%	(1.6)%	(0.7)%	(2.4)%
Underlying combined ratio (4)	68.7%	62.2%	68.6%	65.0%

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

June 30, 2026

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

Net loss and LAE ratio excluding the effects of current year catastrophe losses and prior year reserve development (underlying loss and LAE ratio) is a non-GAAP measure, that is computed by subtracting the effect of current year catastrophe losses and prior year development from the net loss and LAE ratio. We believe that this ratio is useful to investors and it is used by management to highlight the loss trends in our business that may be obscured by current year catastrophe losses and prior year development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their frequency of occurrence and magnitude, and can have a significant impact on the net loss and LAE ratio. Prior year development is caused by unexpected loss development on historical reserves. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is the net loss and LAE ratio. The underlying loss and LAE ratio should not be considered as a substitute for the net loss and LAE ratio and does not reflect the overall profitability of our business.

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

June 30, 2026

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2026, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2025. We have made no changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

ANALYSIS OF FINANCIAL CONDITION - JUNE 30, 2026 COMPARED TO DECEMBER 31, 2025

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

As of June 30, 2026, we engaged one outside asset management company and retain one internal asset manager, which have authority and discretion to buy and sell securities for us, manage our investments subject to (i) the guidelines established by our Board of Directors and (ii) the direction of management. Prior to August 2025, we engaged two outside asset management companies and prior to April 2026 we engaged no internal asset manager. The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis.

Our cash, cash equivalents, restricted cash and investment portfolio totaled $650,022,000 at June 30, 2026, compared to $647,744,000 at December 31, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The following table summarizes our investments, by type:

	June 30, 2026		December 31, 2025
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$76,095	11.7%	$92,118	14.2%
Corporate securities	79,110	12.1	80,745	12.5
Mortgage-backed securities	29,770	4.6	30,711	4.7
States, municipalities and political subdivisions	32,460	5.0	27,078	4.2
Asset-backed securities	11,379	1.8	12,657	2.0
Public utilities	9,005	1.4	9,246	1.4
Foreign government	584	0.1	597	0.1
Total fixed maturities	238,403	36.7%	253,152	39.1%
Mutual funds	52,014	8.0	56,637	8.7
Other common stocks	5,035	0.8	5,048	0.8
Total equity securities	57,049	8.8%	61,685	9.5%
Other investments	37,347	5.7	40,053	6.2
Total investments	332,799	51.2%	354,890	54.8%
Cash and cash equivalents	218,943	33.7	198,762	30.7
Restricted cash	98,280	15.1	94,092	14.5
Total cash, cash equivalents, restricted cash and investments	$650,022	100.0%	$647,744	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at June 30, 2026 and December 31, 2025 consisted mainly of U.S. government and agency securities, securities of investment-grade corporate issuers, mortgage-backed securities, and states, municipalities and political subdivisions. Our equity holdings as of June 30, 2026 and December 31, 2025 consisted of mutual funds and common stock. At June 30, 2026, approximately 81.7% of our fixed maturities were U.S. Treasuries or corporate bonds rated "A" or better, and 18.3% were corporate bonds rated "BBB" or "BB".

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

The Company's catastrophe reinsurance coverage consists of three separate placements:

1.
AmCoastal’s core catastrophe reinsurance program, including catastrophe bonds (effective April 2024, December 2024 and June 2026), in effect June 1 through May 31, annually, which includes excess of loss and quota share treaties providing coverage for catastrophe losses from all perils;
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

June 30, 2026

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,680,000,000 for a first occurrence and $1,918,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $49,000,000 ($26,500,000 retained by AmCoastal under statutory accounting principles (STAT retained), $22,500,000 retained separately by the Company's captive)). The Company has purchased second and third event retrocession coverage, decreasing its second event GAAP retention to $25,000,000 ($13,300,000 STAT retained by AmCoastal, $11,700,000 retained separately by the Company's captive) and third event GAAP retention to $2,000,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-286-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.4% when using the catastrophe model AIR 13 (using the long-term catalog with demand surge and 10% loss adjustment expense included) and based on estimated total insured value at September 30, 2026 of $78 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are useful tools and their outputs provide reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, and actual results may differ materially from those expected.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The table below outlines the participation of Shoreline Re for each program, including premium collected and capital at risk.

Treaty	Effective Dates	Premium Collected(1) / Cession Rate	Capital at Risk(1)(2)
Quota Share Agreement	06/01/2026 - 05/31/2027	45%	$33,041,000	(3)
Quota Share Agreement	06/01/2025 - 05/31/2026	45%(4)	$33,346,000	(3)
Quota Share Agreement(5)	06/01/2024 - 05/31/2026	30%(4)	$4,200,000	(3)
Excess Per Risk Agreement	02/01/2024 - 01/31/2025	1,867,000	633,000
All Other Perils Catastrophe	01/01/2025 -
Excess of Loss Agreement	12/31/2025	1,296,000	2,304,000

(1) Presented in ones.

(2) Capital at risk is calculated by taking the aggregate losses Shoreline Re is subject to under the contract, less net premiums earned under the contract.

(3) Net premiums earned based on estimated subject premiums at treaty inception.

(4) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.

(5) This treaty was commuted on June 1, 2025 with no impact on our consolidated results.

The table below outlines our external quota share agreements in effect for the six months ended June 30, 2026 and 2025.

Reinsurer	Companies in Scope	Effective Dates	Cession Rate	States in Scope
External third-party	AmCoastal	06/01/2026 - 05/31/2028	15%(1)	Florida
External third-party	AmCoastal	06/01/2024 - 05/31/2026	20%(1)(2)	Florida

(1) This treaty provides or provided coverage for all catastrophe perils and attritional losses incurred. For all catastrophe perils, the quota share agreement provides or provided ground-up protection, effectively reducing our retention for catastrophe losses.

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025.

Reinsurance costs as a percentage of gross earned premium during the three and six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
Three Months Ended June 30,
Non-at-Risk	(0.4)%	(0.3)%
Quota Share	(11.9)%	(15.1)%
All Other	(37.5)%	(37.2)%
Total Ceding Ratio	(49.8)%	(52.6)%

Six Months Ended June 30,
Non-at-Risk	(0.4)%	(0.3)%
Quota Share	(12.2)%	(15.6)%
All Other	(39.0)%	(39.3)%
Total Ceding Ratio	(51.6)%	(55.2)%

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Quota Share	$(26,899)	$(22,624)	$(44,899)	$(53,785)
All Other	(175,207)	(199,174)	(213,071)	(221,456)
Non-at-Risk	(964)	(854)	(1,648)	(1,485)
Ceded premiums written	(203,070)	(222,652)	(259,618)	(276,726)
Change in ceded unearned premiums	134,038	135,635	115,063	95,880
Ceded premiums earned	$(69,032)	$(87,017)	$(144,555)	$(180,846)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	2026			2025
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	2	3,118	4.5%	—	—	—%
Total	2	$3,118	4.5%	—	$—	—%

Six Months Ended June 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	3	3,232	2.4%	—	—	—%
Total	3	$3,232	2.4%	—	$—	—%

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Unpaid losses and LAE totaled $118,920,000 and $165,701,000 as of June 30, 2026 and December 31, 2025, respectively.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

ACIC net income for the three months ended June 30, 2026 decreased $4,546,000, or 17.2%, to net income of $21,896,000 for the second quarter of 2026 from $26,442,000 for the same period in 2025. All of this net income is attributable to continuing operations for the three months ended June 30, 2026. Quarter-over-quarter revenues decreased, driven by a decrease in net premiums earned. In addition, expenses increased quarter-over-quarter, driven by an increase in loss and loss adjustment expenses and general and administrative expenses, partially offset by decreased policy acquisition costs. In addition, other income attributable to the Company's intellectual property transaction came to its conclusion, resulting in a decrease in other income during the quarter.

Revenue

Our gross written premiums decreased $12,042,000, or 5.3%, to $216,304,000 for the second quarter ended June 30, 2026 from $228,346,000 for the same period in 2025. Gross premium earned decreased $26,730,000, or 16.2%, to $138,730,000 for the second quarter ended June 30, 2026 from $165,460,000 for the same period in 2025. These changes are attributed to a 24% decrease in our net pricing year-over-year as the market continued to soften. Ceded premiums earned decreased $17,985,000, or 20.7%, to $69,032,000 for the second quarter ended June 30, 2026 from $87,017,000 for the same period in 2025. The breakdown of the quarter-over-quarter change in these premiums and new and renewal policies are shown in the tables below. More detail regarding our ceded premiums can be seen in our analysis of financial condition above.

($ in thousands)	Three Months Ended June 30,
	2026	2025	Change
Gross premiums written	$216,304	$228,346	$(12,042)
Change in gross unearned premiums	(77,574)	(62,886)	(14,688)
Gross premiums earned	138,730	165,460	(26,730)
Ceded premiums written	(203,070)	(222,652)	19,582
Change in ceded unearned premiums	134,038	135,635	(1,597)
Ceded premiums earned	(69,032)	(87,017)	17,985
Net premiums earned	$69,698	$78,443	$(8,745)

	Three Months Ended June 30,
	2026	2025	Change
New and Renewal Policies	1,705	1,532	173

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Expenses

Expenses for the three months ended June 30, 2026 increased $3,852,000, or 7.7%, to $54,146,000 from $50,294,000 for the same period in 2025. The increase in expenses was primarily due to an increase in losses and loss adjustment expenses and general and administrative expenses. This was offset in part by a decrease in policy acquisition costs. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended June 30,
	2026	2025	Change
Net loss and LAE	$18,833	$15,540	$3,293
% of Gross earned premiums	13.6%	9.4%	4.2	pts
% of Net earned premiums	27.0%	19.8%	7.2	pts
Less:
Current year catastrophe losses	$3,118	$—	$3,118
Prior year reserve unfavorable (favorable) development	767	(1,275)	2,042
Underlying loss and LAE (1)	$14,948	$16,815	$(1,867)
% of Gross earned premiums	10.8%	10.2%	0.6	pts
% of Net earned premiums	21.5%	21.4%	0.1	pts

(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended June 30,
	2026	2025	Change
Policy acquisition costs	$22,703	$24,257	$(1,554)
General and administrative	10,266	7,778	2,488
Total operating expenses	$32,969	$32,035	$934
% of Gross earned premiums	23.8%	19.4%	4.4	pts
% of Net earned premiums	47.3%	40.8%	6.5	pts

Loss and LAE increased by $3,293,000, or 21.2%, to $18,833,000 for the second quarter of 2026 from $15,540,000 for the second quarter of 2025. Loss and LAE expense as a percentage of net earned premiums increased 7.2 points to 27.0% for the second quarter of 2026, compared to 19.8% for the second quarter of 2025. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the second quarter of 2026 was 10.8%, an increase of 0.6 points, from 10.2% for the second quarter of 2025.

Policy acquisition costs decreased by $1,554,000, or 6.4%, to $22,703,000 for the second quarter of 2026 from $24,257,000 for the second quarter of 2025, due to a decrease in external management fees of $5,105,000, primarily as the product of the decrease in gross premiums shown above. This was partially offset by a decrease in reinsurance ceding commission income of $2,277,000, driven by a decrease in our quota share cession rate from 20% to 15%, effective June 1, 2025. This was further offset by legacy unearned agent commission collections during the second quarter of 2025, which drove an increase in agent commission expense of $1,536,000 in the second quarter of 2026.

General and administrative expenses increased by $2,488,000, or 32.0%, to $10,266,000 for the second quarter of 2026 from $7,778,000 for the second quarter of 2025, driven by increased salary related expenses of $3,168,000, primarily due to a non-recurring employee retention tax credit refund of $2,939,000 that was received during the second quarter of 2025. This change was partially offset by a decrease in amortization of $944,000. This decrease in amortization corresponds with the decrease seen in other income. The full details of our general and administrative expenses can be seen in Note 12, above.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

ACIC net income for the six months ended June 30, 2026 decreased $6,640,000, or 13.9%, to $41,150,000 from $47,790,000 for the same period in 2025. All of this income is attributable to continuing operations for the six months ended June 30, 2026. Year-over-year revenues decreased, driven by a decrease in net premiums earned. In addition, expenses increased year-over-year, driven by an increase in loss and loss adjustment expenses and general and administrative expenses, partially offset by decreased policy acquisition costs.

Revenue

Our gross written premiums decreased $60,499,000, or 14.2%, to $365,699,000 for the six months ended June 30, 2026 from $426,198,000 for the same period in 2025. Gross premium earned decreased $47,697,000, or 14.6%, to $279,864,000 for the six months ended June 30, 2026 from $327,561,000 for the same period in 2025. These changes are attributed to a 24% decrease in our net pricing year-over-year as the market continued to soften. Ceded premiums earned decreased $36,291,000, or 20.1%, to $144,555,000 for the six months ended June 30, 2026 from $180,846,000 for the same period in 2025. The breakdown of the year-over-year change in these premiums and new and renewal policies are shown in the tables below. More detail regarding our ceded premiums can be seen in our analysis of financial condition above.

($ in thousands)	Six Months Ended June 30,
	2026	2025	Change
Gross premiums written	$365,699	$426,198	$(60,499)
Change in gross unearned premiums	(85,835)	(98,637)	12,802
Gross premiums earned	279,864	327,561	(47,697)
Ceded premiums written	(259,618)	(276,726)	17,108
Change in ceded unearned premiums	115,063	95,880	19,183
Ceded premiums earned	(144,555)	(180,846)	36,291
Net premiums earned	$135,309	$146,715	$(11,406)

	Six Months Ended June 30,
	2026	2025	Change
New and Renewal Policies	2,842	2,728	114

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Expenses

Expenses for the six months ended June 30, 2026 increased $2,457,000, or 2.5%, to $99,829,000 from $97,372,000 for the same period in 2025. The increase in expenses was primarily due to an increase in loss and loss adjustment expenses and general and administrative expenses. This was partially offset by decreased policy acquisition costs year-over-year. The details of these changes can be seen below.

	Six Months Ended June 30,
	2026	2025	Change
Net loss and LAE	$29,076	$26,929	$2,147
% of Gross earned premiums	10.4%	8.2%	2.2	pts
% of Net earned premiums	21.5%	18.4%	3.1	pts
Less:
Current year catastrophe losses	$3,232	$—	$3,232
Prior year reserve favorable development	(899)	(3,469)	2,570
Underlying loss and LAE (1)	$26,743	$30,398	$(3,655)
% of Gross earned premiums	9.6%	9.3%	0.3	pts
% of Net earned premiums	19.8%	20.7%	(0.9)	pts

(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Six Months Ended June 30,
	2026	2025	Change
Policy acquisition costs	$45,096	$47,723	$(2,627)
General and administrative	20,969	17,284	3,685
Total operating expenses	$66,065	$65,007	$1,058
% of Gross earned premiums	23.6%	19.8%	3.8	pts
% of Net earned premiums	48.8%	44.3%	4.5	pts

Loss and LAE increased $2,147,000, or 8.0%, to $29,076,000 for the six months ended June 30, 2026 from $26,929,000 for the same period in 2025. Loss and LAE expense as a percentage of net earned premiums increased 3.1 points to 21.5% for the six months ended June 30, 2026, compared to 18.4% for the same period in 2025. Excluding catastrophe losses and prior year reserve development, our underlying loss and LAE as a percentage of gross earned premiums for the six months ended June 30, 2026 would have been 9.6%, an increase of 0.3 points, from 9.3% during the six months ended June 30, 2025.

Policy acquisition costs decreased $2,627,000, or 5.5%, to $45,096,000 for the six months ended June 30, 2026 from $47,723,000 for the same period in 2025. The primary driver of the decrease was a decrease in external management fees of $8,258,000 as a result of the decrease in gross premiums shown above. This was partially offset by a decrease in ceding commission income of $4,637,000 as the result of the Company's decrease in quota share reinsurance coverage from 20% to 15%, effective June 1, 2025. This was further offset by legacy unearned agent commission collections during the first six months of 2025, which drove an increase in agent commission expense of $1,749,000 in the first six months of 2026.

General and administrative expenses increased $3,685,000, or 21.3%, to $20,969,000 for the six months ended June 30, 2026 from $17,284,000 for the same period in 2025, driven by increased salary-related expenses, primarily due to a non-recurring employee retention tax credit refunds of $4,469,000 that were received during 2025. Overall, employee compensation increased $5,557,000,

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

inclusive of this refund. This was partially offset by a decrease in amortization of $1,796,000, as assets related to our intellectual property transaction were fully amortized when the transaction came to its conclusion in January 2026. This decrease in amortization corresponds with the decrease seen in other income year-over-year. The full details of our general and administrative expenses can be seen in Note 12, above.

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

The Company made no capital contributions to its subsidiaries during the six months ended June 30, 2026. The Company made a capital contribution of $8,269,000 to its reinsurance subsidiary, Shoreline Re, during the six months ended June 30, 2025.

During the six months ended June 30, 2026, the Company received a dividend of $87,000,000 from AmCoastal. During the six months ended June 30, 2025, the Company received a dividend of $23,000,000 from AmCoastal.

In September 2023, we entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at-the-market” offerings. The Agent is not required to sell any specific amount of Shares but has agreed to act as our sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of June 30, 2026, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Cash Flows for the Six Months Ended June 30, 2026 and 2025 (in thousands)

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$52,760	$154,392
Net cash provided by investing activities	27,650	29,756
Net cash provided by (used in) financing activities	$(56,041)	$774

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

During the six months ended June 30, 2026, we experienced cash inflows of $52,760,000 compared to $154,392,000 during the six months ended June 30, 2025. This change was driven by a reduction in premiums collected that was more than the reduction in net paid losses during the six months ended June 30, 2026 as compared to June 30, 2025. The change in reinsurance recoverable decreased $83,061,000 and the change in ceded unearned premiums decreased $21,255,000, partially offset by a decrease in the change in unpaid loss and loss adjustment expenses of $56,172,000 and decrease in the change in unearned premiums of $16,137,000. The change in unpaid loss and loss adjustment expenses and the corresponding reinsurance recoverable balance is attributed to the continued settlement of catastrophe claims in 2026.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the six months ended June 30, 2026, net sales of investments totaled $28,021,000 compared to $25,357,000 during the six months ended June 30, 2025.

Financing Activities

The principal cash outflows from our financing activities come from payments of dividends, repayments of debt, and repurchases of common stock. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the six months ended June 30, 2026, cash used in financing activities totaled $56,041,000, compared to $774,000 provided by financing activities for the six months ended June 30, 2025, driven by the payment of dividends and treasury stock repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2026, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, including interest rate risk related to changes in interest rates in the Company's fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of the Company's fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company had no material changes in market risk during the quarter ended June 30, 2026.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the Company's evaluation, the Company's management concluded that its internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company's internal control performed during the fiscal year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

On October 20, 2023, the Company received notice that the Florida Department of Financial Services (“DFS”) filed a notice of claim and demand for tender of policy limits under the Company’s director and officer insurance policy (the “Claim”). The Claim alleges that former officers and directors of United Property & Casualty Insurance Company (“UPC”) were involved in wrongful acts that resulted in UPC’s insolvency. The Claim demanded immediate tender of the Company’s director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although the Claim remains open as of June 30, 2026, no litigation has arisen and on June 25, 2026, the Florida Office of Insurance Regulation (“OIR”) determined that former officers and directors of UPC were not a substantial contributing cause of UPC's insolvency. The Company believes that the OIR determination significantly diminishes the likelihood of litigation by DFS and the likelihood of a determination that the former officers and directors engaged in wrongful acts. The directors and officers plan to vigorously defend against the Claim; however, due to the Company’s indemnification obligation, the Company accrued the policy retention amount of $1,500,000.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

During the three months ended June 30, 2026, the Company did not sell any unregistered equity securities.

c) Issuer Purchase of Equity Securities

The following table summarizes the share repurchase activity for the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares That May Yet be Repurchased Under the Program(2)
	(In ones)		(In ones)	(In thousands)
April 1 - 30, 2026	—	$—	—	$—
May 1 - 31, 2026	466,673	$10.71	466,673	$15,000
June 1 - 30, 2026	899,307	$10.50	899,307	$5,559
Total	1,365,980		1,365,980

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORPORATION

August 6, 2026	By:	/s/ B. Bradford Martz
B. Bradford Martz, President & Chief Executive Officer (principal executive officer and duly authorized officer)

August 6, 2026	By:	/s/ Svetlana Castle
Svetlana Castle, Chief Financial Officer (principal financial officer and principal accounting officer)