Form 10-Q
period 2026-09-30
AMERICAN COASTAL INSURANCE Corp
filed 2026-11-05
CIK 1401521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, 47,289,189 shares of common stock, par value $0.0001 per share, were outstanding.

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
•
our use of AI and its use by our third-party providers;
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

AMERICAN COASTAL INSURANCE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Investments, at fair value:
Fixed maturities, available-for-sale (amortized cost of $236,727 and $261,503, respectively)	$222,345	$253,152
Equity securities	56,490	61,685
Other investments (amortized cost of $35,568 and $38,954, respectively)	38,129	40,053
Total investments	$316,964	$354,890
Cash and cash equivalents	294,689	198,762
Restricted cash	96,237	94,092
Total cash, cash equivalents and restricted cash	$390,926	$292,854
Accrued investment income	3,042	3,156
Property and equipment, net	910	723
Premiums receivable, net	51,215	70,447
Reinsurance recoverable on paid and unpaid losses, net (credit allowance of $22 and $30, respectively)	69,821	128,205
Ceded unearned premiums	168,275	109,697
Goodwill	59,476	59,476
Deferred policy acquisition costs, net	45,393	37,815
Intangible assets, net	1,593	3,471
Other assets	9,990	11,998
Total Assets	$1,117,605	$1,072,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$95,223	$165,701
Unearned premiums	271,088	249,616
Reinsurance payable on premiums	138,805	66,841
Accounts payable and accrued expenses	95,999	112,781
Operating lease liability	2,967	3,135
Notes payable, net	149,603	149,353
Other liabilities	8,241	7,740
Total Liabilities	$761,926	$755,167
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 49,305,998 and 48,976,885 issued, respectively; 47,289,189 and 48,764,802 outstanding, respectively	5	5
Additional paid-in capital	442,190	439,742
Treasury shares, at cost: 2,016,809 shares and 212,083 shares, respectively	(19,872)	(431)
Accumulated other comprehensive loss	(12,682)	(7,242)
Retained earnings (deficit)	(53,962)	(114,509)
Total Stockholders' Equity	$355,679	$317,565
Total Liabilities and Stockholders' Equity	$1,117,605	$1,072,732

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE:
Gross premiums written	$74,111	$71,812	$439,810	$498,010
Change in gross unearned premiums	64,363	90,945	(21,472)	(7,692)
Gross premiums earned	138,474	162,757	418,338	490,318
Ceded premiums earned	(73,022)	(81,939)	(217,577)	(262,785)
Net premiums earned	65,452	80,818	200,761	227,533
Net investment income	5,881	6,416	16,362	16,720
Net realized investment gains (losses)	(4)	—	3,266	1,382
Net unrealized gains (losses) on equity securities	(625)	3,161	4,136	3,429
Total revenue	70,704	90,395	224,525	249,064
EXPENSES:
Losses and loss adjustment expenses	7,967	9,211	37,043	36,140
Policy acquisition costs	24,832	25,439	69,928	73,162
General and administrative expenses	9,518	11,321	30,487	28,605
Interest expense	2,344	2,719	7,032	8,155
Total expenses	44,661	48,690	144,490	146,062
Income before other income (loss)	26,043	41,705	80,035	103,002
Other income (loss)	(80)	665	84	3,114
Income before income taxes	25,963	42,370	80,119	106,116
Provision for income taxes	6,566	9,887	19,572	25,885
Income from continuing operations, net of tax	$19,397	$32,483	$60,547	$80,231
Income from discontinued operations, net of tax	—	—	—	42
Net income	$19,397	$32,483	$60,547	$80,273
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(4,142)	1,391	(2,874)	8,645
Reclassification adjustment for net realized investment losses (gains)	4	—	(3,266)	(1,382)
Income tax benefit related to items of other comprehensive income	—	—	700	—
Total comprehensive income	$15,259	$33,874	$55,107	$87,536

Weighted average shares outstanding
Basic	47,192,404	48,664,597	47,939,067	48,413,364
Diluted	48,409,888	49,917,729	49,140,819	49,713,535

Earnings available to ACIC common stockholders per share
Basic
Continuing operations	$0.41	$0.67	$1.26	$1.66
Discontinued operations	—	—	—	—
Total	$0.41	$0.67	$1.26	$1.66
Diluted
Continuing operations	$0.40	$0.65	$1.23	$1.61
Discontinued operations	—	—	—	—
Total	$0.40	$0.65	$1.23	$1.61

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended

(Unaudited)

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
June 30, 2025	48,746,722	$5	$439,502	$(431)	$(9,794)	$(136,982)	$292,300
Net income	—	—	—	—	—	32,483	32,483
Other comprehensive income, net	—	—	—	—	1,391	—	1,391
Stock compensation	18,580	—	1,047	—	—	—	1,047
Issuance of common stock, including exercise of stock options	—	—	—	—	—	—	—
September 30, 2025	48,765,302	$5	$440,549	$(431)	$(8,403)	$(104,499)	$327,221

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
June 30, 2026	47,271,828	$5	$442,558	$(19,872)	$(8,544)	$(73,359)	$340,788
Net income	—	—	—	—	—	19,397	19,397
Other comprehensive loss, net	—	—	—	—	(4,138)	—	(4,138)
Stock compensation	(2,311)	—	(453)	—	—	—	(453)
Issuance of common stock, including exercise of stock options	19,672	—	85	—	—	—	85
September 30, 2026	47,289,189	$5	$442,190	$(19,872)	$(12,682)	$(53,962)	$355,679

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended

(Unaudited)

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2024	48,204,962	$5	$436,524	$(431)	$(15,666)	$(184,772)	$235,660
Net income	—	—	—	—	—	80,273	80,273
Other comprehensive income, net	—	—	—	—	7,263	—	7,263
Stock compensation	319,894	—	3,251	—	—	—	3,251
Issuance of common stock, including exercise of stock options	240,446	—	774	—	—	—	774
September 30, 2025	48,765,302	$5	$440,549	$(431)	$(8,403)	$(104,499)	$327,221

	Common Stock		Additional		Accumulated Other	Retained	Total
	Number		Paid-in	Treasury	Comprehensive	Earnings	Stockholders'
	of Shares	Dollars	Capital	Stock	Loss	(Deficit)	Equity
December 31, 2025	48,764,802	$5	$439,742	$(431)	$(7,242)	$(114,509)	$317,565
Net income	—	—	—	—	—	60,547	60,547
Other comprehensive loss, net	—	—	—	—	(5,440)	—	(5,440)
Stock compensation	309,441	—	2,363	—	—	—	2,363
Issuance of common stock, including exercise of stock options	19,672	—	85	—	—	—	85
Treasury share repurchases	(1,804,726)	—	—	(19,441)	—	—	(19,441)
September 30, 2026	47,289,189	$5	$442,190	$(19,872)	$(12,682)	$(53,962)	$355,679

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$60,547	$80,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,380	5,042
Bond amortization and accretion	300	481
Net realized losses (gains) on investments	(3,266)	411
Net unrealized gains on equity securities	(4,136)	(3,429)
Provision for uncollectable premiums	—	(26)
Provision for uncollectable reinsurance recoverables	(8)	(36)
Deferred income taxes, net	807	11,741
Stock based compensation	4,000	3,251
Fixed asset and intangible asset disposals	129	61
Loss on sale of subsidiary	—	328
Changes in operating assets and liabilities:
Accrued investment income	114	(242)
Premiums receivable	19,232	14,687
Reinsurance recoverable on paid and unpaid losses	58,392	119,188
Ceded unearned premiums	(58,578)	(21,402)
Deferred policy acquisition costs, net	(7,578)	(4,746)
Other assets	2,008	2,519
Unpaid losses and loss adjustment expenses	(70,478)	(133,492)
Unearned premiums	21,472	11,029
Reinsurance payable on premiums	71,964	55,961
Accounts payable and accrued expenses	19,792	(22,161)
Operating lease liability	(168)	(134)
Other liabilities	394	(527)
Net cash provided by operating activities	$117,319	$118,777
INVESTING ACTIVITIES
Proceeds from sales, maturities and repayments of:
Fixed maturities	52,320	112,781
Equity securities	15,021	9,982
Other investments	5,382	20,622
Purchases of:
Fixed maturities	(28,312)	(76,069)
Equity securities	(3,981)	(21,028)
Other investments	(1,542)	(33,392)
Cost of property, equipment and capitalized software acquired and developed	(568)	(96)
Net proceeds from sale of former subsidiary	—	4,495
Net cash provided by investing activities	$38,320	$17,295
FINANCING ACTIVITIES
Tax withholding payment related to net settlement of equity awards	(1,637)	—
Treasury stock	(19,441)	—
Dividends	(36,574)	—
Proceeds from issuance of common stock, including exercise of stock options	85	774
Net cash provided by (used in) financing activities	$(57,567)	$774
Increase in cash, cash equivalents and restricted cash, including cash classified as assets held for sale	98,072	136,846
Cash, cash equivalents and restricted cash at beginning of period	292,854	222,290
Cash, cash equivalents and restricted cash at end of period	$390,926	$359,136
Supplemental Cash Flows Information
Interest paid	$4,688	$5,438
Federal income taxes paid	—	—
Florida state income taxes refunded	(400)	(987)
All other state income taxes paid (refunded)	$4	$(52)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

1)
ORGANIZATION, CONSOLIDATION AND PRESENTATION
(a)
Business

American Coastal Insurance Corporation (referred to in this document as we, our, us, the Company or ACIC) is a property and casualty insurance holding company that sources, writes and services commercial residential property insurance policies using a network of agents and one wholly-owned insurance subsidiary, American Coastal Insurance Company (AmCoastal). The Company also previously wrote insurance through Interboro Insurance Company (IIC); however, on April 1, 2025, the Company completed the sale of IIC. The details of this transaction are described below.

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

The Company has also formed ACES Specialty Insurance Company (ACES), an Arizona domiciled entity, that received its Certificate of Authority effective October 7, 2026 but has not commenced operations.

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

September 30, 2026

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

September 30, 2026

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

The results from IIC's discontinued operations for the three and nine months ended September 30, 2025 are presented below.

IIC Results from Discontinued Operations

	Three Months Ended September 30, 2025 ⁽¹⁾	Nine Months Ended September 30, 2025 ⁽¹⁾
REVENUE:
Gross premiums written	$—	$13,120
Change in gross unearned premiums	—	(3,336)
Gross premiums earned	—	9,784
Ceded premiums earned	—	(2,528)
Net premiums earned	—	7,256
Net investment income	—	538
Net realized investment losses	—	(2)
Other revenue	—	16
Total revenue	—	7,808
EXPENSES:
Losses and loss adjustment expenses	—	3,179
Policy acquisition costs	—	1,906
General and administrative expenses	—	546
Total expenses	—	5,631
Income before income taxes	—	2,177
Provision for income taxes	—	540
Income from discontinued operations, net of tax	$—	$1,637

(1) Excludes loss on sale and realization of unrealized losses on fixed maturity portfolio, the details of which are described above and are not operational results related to IIC.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

There were no non-cash transactions during the nine months ended September 30, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

4)
INVESTMENTS

The following table details fixed-maturity available-for-sale securities, by major investment category, at September 30, 2026 and December 31, 2025:

	Cost or Adjusted/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
U.S. government and agency securities	$66,322	$2	$824	$65,500
Corporate securities	83,569	—	5,578	77,991
Mortgage-backed securities	33,337	—	4,732	28,605
States, municipalities and political subdivisions	32,996	—	2,066	30,930
Asset-backed securities	11,736	—	835	10,901
Public utilities	8,183	—	341	7,842
Foreign government	584	—	8	576
Total fixed maturities	$236,727	$2	$14,384	$222,345

December 31, 2025
U.S. government and agency securities	$91,496	$622	$—	$92,118
Corporate securities	84,332	173	3,760	80,745
Mortgage-backed securities	34,299	259	3,847	30,711
States, municipalities and political subdivisions	28,155	87	1,164	27,078
Asset-backed securities	13,246	49	638	12,657
Public utilities	9,384	41	179	9,246
Foreign government	591	6	—	597
Total fixed maturities	$261,503	$1,237	$9,588	$253,152

Equity securities are summarized as follows:

	September 30, 2026		December 31, 2025
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
ETFs and mutual funds	$51,412	91.0%	$56,637	91.8%
Other common stocks	5,078	9.0	5,048	8.2
Total equity securities	$56,490	100.0%	$61,685	100.0%

The Company's unrealized gains (losses) on its equity securities for the three and nine months ended September 30, 2026 totaled $(560,000) and $2,565,000, respectively.

When the Company sells investments, the Company calculates the gain or loss realized on the sale by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following table details the Company's realized gains (losses) by major investment category for the three and nine months ended September 30, 2026 and 2025, respectively:

2026		2025
Gains (Losses)	Fair Value at Sale(1)	Gains (Losses)	Fair Value at Sale(1)

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Three Months Ended September 30,
Fixed maturities	$—	$30,533	$3	$56,327
Short-term investments	—	—	—	—
Other investments	—	—	—	—
Total realized gains	—	30,533	3	56,327
Fixed maturities	(4)	520	(3)	581
Total realized losses	(4)	520	(3)	581
Net realized investment gains (losses)	$(4)	$31,053	$—	$56,908
Nine Months Ended September 30,
Fixed maturities	$6	$51,386	$5	$108,007
Equity securities	3,280	15,021	1,383	9,998
Short-term investments	—	5,200	—	20,499
Total realized gains	3,286	71,607	1,388	138,504
Fixed maturities	(20)	935	(6)	1,581
Total realized losses	(20)	935	(6)	1,581
Net realized investment gains	$3,266	$72,542	$1,382	$140,085

(1) Fair value at sale includes maturities and paydowns executed at par value.

The table below summarizes the Company's fixed maturities at September 30, 2026 by contractual maturity period. Actual results may differ, as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	September 30, 2026
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$43,456	18.4%	$43,245	19.4%
Due after one year through five years	132,768	56.1	126,034	56.7
Due after five years through ten years	13,480	5.7	12,046	5.4
Due after ten years	1,950	0.8	1,514	0.7
Asset and mortgage-backed securities	45,073	19.0	39,506	17.8
Total	$236,727	100.0%	$222,345	100.0%

The following table summarizes net investment income by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturities	$1,867	$2,402	$6,480	$7,719
Equity securities	288	250	762	585
Other investments	526	505	1,633	1,241
Cash and cash equivalents	3,378	3,328	7,797	7,413
Investment income	6,059	6,485	16,672	16,958
Investment expenses	(178)	(69)	(310)	(238)
Net investment income	$5,881	$6,416	$16,362	$16,720

Portfolio Monitoring

The Company has a quarterly portfolio monitoring process to identify and evaluate each fixed-income security whose carrying value may be impaired as a result of a credit loss. For each fixed-income security in an unrealized loss position, if the Company

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

During the three and nine months ended September 30, 2026, the Company determined that none of its fixed-income securities shown in the table below that are in an unrealized loss position have declines in fair value that are reflected as a result of credit losses. Therefore, no credit loss allowance was recorded at September 30, 2026. The issuers of the Company's debt security investments continue to make interest payments on a timely basis. The Company does not intend to sell, nor is it likely that it will be required to sell the debt securities before it recovers the amortized cost basis. Equity securities are reported at fair value with changes in fair value recognized in the valuation of equity investments.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

The following table presents aging of the Company's unrealized investment losses by investment class:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities(1)	Gross Unrealized Losses	Fair Value	Number of Securities(1)	Gross Unrealized Losses	Fair Value
September 30, 2026
U.S. government and agency securities	7	$824	$50,480	—	$—	$—
Corporate securities	98	932	36,341	73	4,646	41,155
Mortgage-backed securities	26	157	5,780	55	4,575	22,825
States, municipalities and political subdivisions	70	684	17,428	22	1,382	13,503
Asset-backed securities	21	38	4,513	20	797	5,825
Public utilities	14	154	5,413	5	187	2,429
Foreign governments	3	8	576	—	—	—
Total fixed maturities	239	$2,797	$120,531	175	$11,587	$85,737

December 31, 2025
U.S. government and agency securities	—	$—	$—	—	$—	$—
Corporate securities	27	57	11,165	78	3,703	46,381
Mortgage-backed securities	2	5	263	54	3,842	26,094
States, municipalities and political subdivisions	13	24	4,528	24	1,140	14,992
Asset-backed securities	3	2	591	21	636	6,715
Public utilities	4	5	1,772	6	174	3,472
Foreign governments	—	—	—	—	—	—
Total fixed maturities	49	$93	$18,319	183	$9,495	$97,654

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, the Company uses a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. The Company's estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2026 and December 31, 2025. Changes in interest rates subsequent to September 30, 2026 may affect the fair value of the Company's investments.

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

Any change in the estimated fair value of the Company's fixed-income securities would impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive income (loss) on its Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

The following table presents the fair value of the Company's financial instruments measured on a recurring basis by level at September 30, 2026 and December 31, 2025, respectively:

	Total	Level 1	Level 2	Level 3
September 30, 2026
U.S. government and agency securities	$65,500	$—	$65,500	$—
Corporate securities	77,991	—	77,991	—
Mortgage-backed securities	28,605	—	28,605	—
States, municipalities and political subdivisions	30,930	—	30,930	—
Asset-backed securities	10,901	—	10,901	—
Public utilities	7,842	—	7,842	—
Foreign government	576	—	576	—
Total fixed maturities	222,345	—	222,345	—
ETFs and mutual funds	51,412	51,412	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	51,412	51,412	—	—
Other investments (2)	18,367	—	16,822	1,545
Total investments	$292,124	$51,412	$239,167	$1,545

December 31, 2025
U.S. government and agency securities	$92,118	$—	$92,118	$—
Corporate securities	80,745	—	80,745	—
Mortgage-backed securities	30,711	—	30,711	—
States, municipalities and political subdivisions	27,078	—	27,078	—
Asset-backed securities	12,657	—	12,657	—
Public utilities	9,246	—	9,246	—
Foreign government	597	—	597	—
Total fixed maturities	253,152	—	253,152	—
ETFs and mutual funds	56,637	56,637	—	—
Other common stocks (1)	—	—	—	—
Total equity securities	56,637	56,637	—	—
Other investments (2)	21,096	—	21,096	—
Total investments	$330,885	$56,637	$274,248	$—

(1) Other common stocks in the fair value hierarchy exclude common stock interests that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient and were valued at $5,078,000 and $5,048,000 as of September 30, 2026 and December 31, 2025, respectively.

(2) Other investments included in the fair value hierarchy exclude investments that are measured at estimated fair value using the net asset value per share (or its equivalent) practical expedient and investments carried at amortized cost.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no financial instruments measured on a non-recurring basis at September 30, 2026 and December 31, 2025.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2026 and December 31, 2025 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance recoverable, reinsurance payable, other assets, and other liabilities. The carrying amount of the Company's senior notes approximates fair value.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

At the end of each quarter, the Company determines whether it needs to transfer the fair values of any securities between levels of the fair value hierarchy and, if so, the Company reports the transfer as of the end of the quarter. During the quarter ended September 30, 2026 and 2025, the Company transferred no investments between levels.

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

The fair value of the Company's warrants was estimated using the Black-Scholes-Merton formula. The following assumptions were used to value the warrants as of September 30, 2026:

September 30, 2026
Price per common share	$83.55
Expected annual dividend yield	—%
Expected volatility	47.04%
Risk-free interest rate	5.29%
Expected term (in Years)	8.87

The expected annual dividend yield for these warrants is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices of a publicly traded entity with a similar profile to the underlying entity. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at September 30, 2026. Expected term takes into account the remaining contractual term of the warrant. These warrants are level 3 investments, and further detail regarding these warrants can be seen below.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

The information presented in the table below is as of September 30, 2026 and December 31, 2025:

	Book Value	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2026
Limited partnership investments (1)	$3,803	$1,119	$—	$4,922
Real estate management LLC	2,082	—	82	2,000
Surplus note (1)	6,000	—	—	6,000
Warrants	—	1,545	—	1,545
Commercial mortgage loans	6,840	—	—	6,840
Short-term investments	16,843	1	22	16,822
Total other investments	$35,568	$2,665	$104	$38,129

December 31, 2025
Limited partnership investments (1)	$3,024	$1,093	$—	$4,117
Real estate management LLC	2,000	—	—	2,000
Surplus note (1)	6,000	—	—	6,000
Commercial mortgage loans	6,840	—	—	6,840
Short-term investments	21,090	13	7	21,096
Total other investments	$38,954	$1,106	$7	$40,053

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

As of September 30, 2026, the fair value of these warrants was $1,545,000, utilizing the Black-Scholes-Merton formula based on the assumptions outlined in the "Fair Value Measurement" section above. As of December 31, 2025, the Company had not assigned a value to these warrants. This change in fair value was recorded in the net unrealized gain on equity securities line of the Unaudited Condensed Consolidated Statements of Comprehensive Income and the asset is recorded in the other investments line of the Company's Unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, these warrants had no impact on the Company's financial position or financial performance as the Company did not have sufficient information to assign value to these warrants. These warrants did not impact the statement of cash flows for either period.

Restricted Cash

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The cash on deposit with state regulators is available to settle insurance liabilities. The Company also uses trust funds in certain reinsurance transactions.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

The following table presents the components of restricted assets:

	September 30, 2026	December 31, 2025
Trust funds	$95,322	$93,734
Cash on deposit (regulatory deposits)	915	358
Total restricted cash	$96,237	$94,092

5)
EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the vesting of outstanding restricted stock awards, restricted stock units, performance stock units and stock options. The following table shows the computation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to ACIC common stockholders	$19,397	$32,483	$60,547	$80,273

Denominator:
Weighted-average shares outstanding	47,192,404	48,664,597	47,939,067	48,413,364
Effect of dilutive securities	1,217,484	1,253,132	1,201,752	1,300,171
Weighted-average diluted shares	48,409,888	49,917,729	49,140,819	49,713,535

Earnings available to ACIC common stockholders per share
Basic	$0.41	$0.67	$1.26	$1.66
Diluted	$0.40	$0.65	$1.23	$1.61

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

September 30, 2026

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,680,000,000 for a first occurrence and $1,918,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $23,500,000. The Company's second event GAAP retention is $25,000,000 and third event GAAP retention is $2,000,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-286-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.4% when using the catastrophe model AIR 13 (using the long-term catalog with demand surge and 10% loss adjustment expense included) and based on estimated total insured value at September 30, 2026 of $78 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are useful tools and their outputs provide reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, and actual results may differ materially from those expected.

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

September 30, 2026

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

The table below outlines the Company's external quota share agreements in effect for the nine months ended September 30, 2026 and 2025.

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

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025.

Reinsurance recoverable at the balance sheet dates consists of the following:

	September 30, 2026	December 31, 2025
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$53,419	$116,772
Reinsurance recoverable on paid losses and loss adjustment expenses	16,402	11,433
Reinsurance recoverable(1)	$69,821	$128,205

(1) The Company's reinsurance recoverable balance is net of its allowance for expected credit losses. More information related to this allowance can be found in Note 17.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

7)
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

The Company determines its reserve for unpaid losses on an individual case basis for all incidents reported. The liability also includes amounts for incurred but not reported ("IBNR") claims as of the balance sheet date.

The table below shows the analysis of the Company's reserve for unpaid losses for the nine months ended September 30, 2026 and 2025:

	2026	2025
Balance at January 1	$165,701	$322,087
Less: reinsurance recoverable on unpaid losses	116,772	249,276
Net balance at January 1	48,929	72,811

Incurred related to:
Current year	43,437	40,733
Prior years	(6,394)	(4,593)
Total incurred	37,043	36,140
Paid related to:
Current year	25,828	29,507
Prior years	18,340	28,373
Total paid	44,168	57,880

Net balance at September 30	41,804	51,071
Plus: reinsurance recoverable on unpaid losses	53,419	137,632
Balance at September 30	95,223	188,703

Composition of reserve for unpaid losses and LAE:
Case reserves	15,955	36,228
IBNR reserves	79,268	152,475
Balance at September 30	$95,223	$188,703

Based upon the Company's internal analysis and the Company's review of the annual statement of actuarial opinion provided by its actuarial consultants at December 31, 2025, the Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As reflected in the table above, the Company had favorable development in the first nine months of 2026 and 2025 related to prior year losses. This development came largely as a result of re-estimating ultimate catastrophe losses in 2026 and 2025 based on our initial reserves being higher than ultimate settlements. Current year loss payments made by the Company during the nine months ended September 30, 2026 have decreased compared to the same period in 2025. Case and IBNR reserves on unpaid losses decreased when compared to the prior period as a result of the continued settlement of claims and the absence of named or numbered storm events. Reinsurance recoverable on unpaid losses decreased in line with this decrease in case and IBNR reserves.

8)
STATUTORY ACCOUNTING AND REGULATION

The insurance industry is heavily regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as the Company's insurance subsidiary. The various laws and regulations require that insurers maintain

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

minimum amounts of statutory surplus and risk-based capital, restrict insurers' ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments. AmCoastal is domiciled and operates in Florida and at September 30, 2026, and during the nine months then ended, met all regulatory requirements of the state. As of September 30, 2026, ACES had not yet received its Certificate of Authority and has not not filed any financial reports. ACES subsequently received its Certificate of Authority effective October 7, 2026.

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

The Company's insurance subsidiaries must file with the various insurance regulatory authorities an “Annual Statement” which reports, among other items, statutory net income and surplus as regards policyholders, which is called stockholders' equity under GAAP. The table below details the statutory net income for the three and nine months ended September 30, 2026 and 2025 for AmCoastal.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$15,800	$26,463	$40,189	$62,974

The Company's insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the state in which it is domiciled. At September 30, 2026, the Company met these requirements. The table below details the amount of surplus as regards policyholders for AmCoastal at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Surplus as regards policyholders	$272,454	$316,594

9)
LONG-TERM DEBT

Senior Notes Payable

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

Debt Issuance Costs

The table below presents the roll forward of the Company's debt issuance costs paid, in conjunction with the debt instruments described above, during the nine months ended September 30, 2026 and 2025:

	2026	2025
Balance at January 1,	$647	$980
Amortization	(250)	(250)
Balance at September 30,	$397	$730

10)
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at September 30, 2026 and December 31, 2025 was $59,476,000.

There was no goodwill acquired, disposed of or impaired during the nine months ended September 30, 2026 and 2025.

Intangible Assets

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on the Company's Unaudited Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Intangible assets subject to amortization	$1,218	$3,048
Indefinite-lived intangible assets(1)	375	423
Total	$1,593	$3,471

(1) Indefinite-lived intangible assets are comprised of state insurance and agent licenses, as well as perpetual software licenses.

Intangible assets subject to amortization and not fully amortized consisted of the following:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2026
Agency agreements acquired	0.5	$34,661	$(33,443)	$1,218

December 31, 2025
Agency agreements acquired	1.3	$34,661	$(31,613)	$3,048

No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the nine months ended September 30, 2026 and 2025. However, during the nine months ended September 30, 2026, we disposed of intangible assets totaling approximately $49,000.

Amortization expense of the Company's intangible assets was $610,000 and $609,000 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense of the Company's intangible assets was $1,830,000 and $1,828,000 for the nine months ended September 30, 2026 and 2025, respectively. Estimated amortization expense of the Company's intangible assets to be recognized by the Company during the remainder of 2026 and over the next four years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2026	$609
2027	609
2028	—
2029	—
2030	—

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

On October 20, 2023, the Company received notice that the Florida Department of Financial Services (“DFS”) filed a notice of claim and demand for tender of policy limits under the Company’s director and officer insurance policy (the “Claim”). The Claim alleges that former officers and directors of United Property & Casualty Insurance Company (“UPC”) were involved in wrongful acts that resulted in UPC’s insolvency. The Claim demanded immediate tender of the Company’s director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although the Claim remains open as of September 30, 2026, no litigation has arisen and on June 25, 2026, the Florida Office of Insurance Regulation (“OIR”) determined that former officers and directors of UPC were not a substantial contributing cause of UPC's insolvency. The Company believes that the OIR determination significantly diminishes the likelihood of litigation by DFS. Should the litigation be initiated, the directors and officers plan to vigorously defend against the Claim; however, due to the Company’s indemnification obligation, the Company accrued the policy retention amount of $1,500,000.

Commitments to fund partnership investments

As of September 30, 2026 and December 31, 2025, the Company has unfunded commitments of $1,200,000 and $1,950,000, respectively, related to limited partnership investments.

Leases

The Company, as a lessee, has entered into a lease of commercial office space for 10.3 years. In addition to office space, the Company previously leased office equipment under operating leases, which have all come to a conclusion as of June 30, 2026.

The classification of operating and lease asset and liability balances within the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Financial Statement Line	September 30, 2026	December 31, 2025
Assets
Operating lease assets	Other assets	$2,767	$2,955

Liabilities
Operating lease liabilities	Operating lease liability	$2,967	$3,135

The components of lease expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$106	$107	$320	$332

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

At September 30, 2026, future minimum gross lease payments relating to this non-cancellable operating lease agreement were as follows:

Estimated Remaining Payments
2026	$101
2027	407
2028	419
2029	432
2030	445
Thereafter	2,001
Total undiscounted future minimum lease payments	3,805
Less: Imputed interest	(838)
Present value of lease liabilities	$2,967

Weighted average remaining lease term and discount rate related to operating leases were as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (months)	101	110
Weighted average discount rate	5.65%	5.65%

There were no other cash or non-cash related activities during the nine months ended September 30, 2026 and 2025.

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

Quota Share Commission Loss Contingency

AmCoastal participates in shared quota-share reinsurance agreements with the Company's former subsidiary, UPC, which are subject to a variable ceding commission based on loss experience. With the receivership of UPC in 2023, the data received related to UPC losses is limited and infrequent and could shift AmCoastal’s commission related to these contracts unfavorably. The Company

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

cannot reasonably determine how this shift will be allocated between the contracted parties. Any updated calculations must be provided to the Company's reinsurance partners and the DFS as receiver of UPC. While the Company is currently unable to estimate the impact, the Company believes a loss contingency related to these commissions may exist as of September 30, 2026.

The Company will continue to monitor the matter for further developments that could affect the outcome of these contingencies and will make any appropriate adjustments each quarter.

12)
DISAGGREGATION OF RELEVANT EXPENSE CAPTIONS

The Company presents its expenses in four major captions: loss and loss adjustment expenses, policy acquisition costs, general and administrative expenses and interest expense. The Company has presented the disaggregation of its general and administrative expenses below for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and Administrative Expenses
Employee compensation(1)	$5,011	$4,821	$15,326	$9,579
Association fees	900	920	2,968	2,937
Professional services	589	1,066	2,355	2,725
Software & equipment costs	868	735	2,431	2,567
Intangible asset amortization	610	609	1,830	1,828
Liability insurance	385	412	1,148	1,158
Audit fees	9	446	640	1,108
Depreciation and amortization	158	1,020	550	3,213
Operating lease expense	106	107	320	332
Legal fees	85	147	225	523
Other general and administrative(2)	797	1,038	2,694	2,635
Total general and administrative expenses	$9,518	$11,321	$30,487	$28,605

(1) For the nine months ended September 30, 2025, employee compensation includes $4.5 million in one-time employee retention tax credit refunds.

(2) For the three and nine months ended September 30, 2026 and 2025, other general and administrative expenses were comprised primarily of regulatory fees, director fees, contributions and franchise fees. This also includes the change in our provision for expected credit losses, which were presented on a separate line in the prior year but were reclassified within Other general and administrative for the current period presentation given the dollar amount. For the three and nine months ended September 30, 2025 this provision reversal was $(5,000) and $(62,000), respectively.

13)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2026	December 31, 2025
Computer hardware and software	$2,182	$8,587
Office furniture and equipment	286	435
Leasehold improvements	—	96
Total, at cost	2,468	9,118
Less: accumulated depreciation and amortization	(1,558)	(8,395)
Property and equipment, net	$910	$723

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Depreciation and amortization expense under property and equipment was $75,000 and $300,000 for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense under property and equipment was $937,000 and $2,964,000 for the three and nine months ended September 30, 2025, respectively.

During the nine months ended September 30, 2026, the Company disposed of computer hardware, software, and equipment totaling $7,122,000. The accumulated depreciation on these systems totaled $7,122,000 at the time of disposal. The Company disposed of leasehold improvements totaling $96,000 during the period. Accumulated depreciation at the time of this disposal totaled $16,000. During the year ended December 31, 2025, we disposed of computer hardware and software totaling $5,381,000. The accumulated depreciation on these systems totaled $4,018,000 at the time of disposal. We disposed of office furniture totaling $18,000 during the period. Accumulated depreciation at the time of this disposal totaled $18,000.

14)
ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company reports changes in other comprehensive income items within comprehensive income on the Unaudited Condensed Consolidated Statements of Comprehensive Income, and includes accumulated other comprehensive income (loss) as a component of stockholders' equity on its Unaudited Condensed Consolidated Balance Sheets.

The table below details the components of accumulated other comprehensive loss at period end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2025	(8,343)	1,101	(7,242)
Changes in net unrealized losses on investments	(2,860)	(120)	(2,980)
Reclassification adjustment for realized gains	(3,280)	820	(2,460)
September 30, 2026	$(14,483)	$1,801	$(12,682)

15)
STOCKHOLDERS' EQUITY

The Company's Board of Directors declared no dividends on the Company's outstanding shares of common stock to stockholders of record during the nine months ended September 30, 2026 and 2025.

In July 2019, the Company's Board of Directors authorized a stock repurchase plan of up to $25,000,000 of its common stock, and in August 2026 authorized an additional $25,000,000, bringing the total authorized to $50,000,000. As of September 30, 2026, the Company has repurchased 1,804,726 shares under this stock repurchase plan, with a total cost of $19,441,000. As of September 30, 2026, $30,559,000 remains authorized for repurchases under the plan. The Company may enter or exit the market as the Company sees fit. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of ACIC common stock, and general market conditions. The plan has no expiration date, and the plan may be suspended or discontinued at any time.

In September 2023, the Company entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at-the-market offerings”. The Agent is not required to sell any specific amount of Shares but has agreed to act as the Company’s sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of September 30, 2026, 4,373,000 shares have been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

See Note 16 in these Notes to Unaudited Condensed Consolidated Financial Statements for information regarding stock-based compensation activity.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

The following table presents the Company's total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee stock-based compensation expense
Pre-tax	$1,036	$926	$3,648	$2,872
Post-tax (1)	818	732	2,882	2,269
Director stock-based compensation expense
Pre-tax	122	121	352	379
Post-tax (1)	96	96	278	300

(1) The after-tax amounts are determined using the 21% corporate federal tax rate.

The Company had approximately $5,598,000 of unrecognized stock compensation expense at September 30, 2026 related to non-vested stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 1.9 years. The Company had approximately $316,000 of unrecognized director stock-based compensation expense at September 30, 2026 related to non-vested director stock-based compensation granted, which it expects to recognize over a weighted-average period of approximately 0.7 years.

Restricted stock, restricted stock units and performance stock units

Stock-based compensation cost for restricted stock awards, restricted stock units and performance stock units is measured based on the closing fair market value of the Company's common stock on the date of grant, which vests in equal installments over the requisite service period of typically three years. Restricted stock awards granted to non-employee directors vest over a one-year period. Each restricted stock unit and performance stock unit represent the Company's obligation to deliver to the holder one share of common stock upon vesting.

Performance stock units vest based on the Company's return on average equity compared to a defined group of peer companies. On the grant date, the Company issues the target number of performance stock units. They are subject to forfeitures if performance goals are not met. The actual number of performance stock units earned can vary from zero to 150 percent of the target for the awards.

The Company did not grant any shares of restricted common stock during the three months ended September 30, 2026. The Company granted 19,435 shares of restricted common stock during the three months ended September 30, 2025, which had a weighted-average grant date fair value of $10.76. The Company granted 490,512 and 466,672 shares of restricted common stock during the nine months ended September 30, 2026 and 2025, respectively, which had a weighted-average grant date fair value of $10.94 and $11.48, respectively.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

The following table presents certain information related to the activity of the Company's non-vested restricted common stock grants:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	576,781	$10.12
Granted	490,512	10.94
Less: Forfeited	6,436	11.28
Less: Vested	466,431	9.41
Outstanding as of September 30, 2026	594,426	$10.92

Stock options

Stock option fair value was estimated on the grant date using the Black-Scholes-Merton formula. Stock options vest in equal installments over the requisite service period of typically three years. The following weighted-average assumptions were used to value the stock options granted during 2026 and 2025 as of the balance sheet dates, September 30, 2026 and December 31, 2025:

	2026	2025
Expected annual dividend yield	—%	—%
Expected volatility	87.19%	88.51%
Risk-free interest rate	4.12%	3.87%
Expected term	6 years	6 years

The expected annual dividend yield for options granted during 2026 and 2025 is based on no dividends being paid in future quarters. The expected volatility is a historical volatility calculated based on the daily closing prices over a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Expected term takes into account the three-year graded vesting term and the 10-year contractual term of the option.

The Company granted 100,685 and 76,141 stock options for the nine months ended September 30, 2026 and 2025, respectively, which had a weighted average grant date fair value of $7.93 and $11.63 per share, respectively.

The following table presents certain information related to the activity of the Company's stock option grants:

	Number of Stock Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2025	965,730	$4.95	6.50	$6,949,000
Granted	100,685	10.59	—	—
Less: Forfeited	—	—	—	—
Less: Expired	—	—	—	—
Less: Exercised	19,672	4.33	—	—
Outstanding as of September 30, 2026	1,046,743	$5.64	5.99	$3,554,000

Vested and Exercisable as of September 30, 2026	871,010	$4.67	5.38	$3,809,000

(1) Presented in ones.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

The following tables summarize the Company's allowance for expected credit losses by pooled asset for the nine months ended September 30, 2026 and 2025, respectively:

	December 31, 2025	Provision for (reversal of) expected credit losses	Write-offs	September 30, 2026
Premiums Receivable	$—	$1	$(1)	$—
Reinsurance Recoverables	30	(8)	—	22
Total	$30	$(7)	$(1)	$22

	December 31, 2024	Provision for (reversal of) expected credit losses	Write-offs	September 30, 2025
Premiums Receivable	$26	$(23)	$(3)	$—
Reinsurance Recoverables	75	(36)	—	39
Total	$101	$(59)	$(3)	$39

As of September 30, 2026 and 2025, the Company had no allowance for expected credit losses related to its investment holdings.

18)
SUBSEQUENT EVENTS

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in its financial statements.

The Company made a capital contribution to ACES of $15,000,000 on October 1, 2026.

The Company's subsidiary, ACES, an Arizona domiciled entity, received its Certificate of Authority effective October 7, 2026.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

Our Company’s revenue is generated primarily from writing insurance in Florida. In 2026, we began expanding our products and geographical footprint. Our target market consists of states where the perceived threat of natural catastrophe has caused large national insurance carriers to reduce their concentration of policies. We believe an opportunity exists for ACIC to write profitable business in such areas.

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

Our policies in-force increased by 6.6% from 4,343 direct policies in-force at September 30, 2025 to 4,628 direct policies in-force at September 30, 2026. These values exclude the policies associated with our assumed excess & surplus lines premium.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

2026 Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Gross premiums written	$74,111	$71,812	$439,810	$498,010
Gross premiums earned	138,474	162,757	418,338	490,318
Net premiums earned	65,452	80,818	200,761	227,533
Total revenues	70,704	90,395	224,525	249,064
Income from continuing operations, net of tax	19,397	32,483	60,547	80,231
Income from discontinued operations, net of tax	—	—	—	42
Consolidated net income	$19,397	$32,483	$60,547	$80,273
Net income available to ACIC stockholders per diluted share
Continuing Operations	$0.40	$0.65	$1.23	$1.61
Discontinued Operations	—	—	—	—
Total	$0.40	$0.65	$1.23	$1.61

Reconciliation of net income to core income:
Plus: Non-cash amortization of intangible assets	$610	$609	$1,830	$1,828
Less: Income from discontinued operations, net of tax	—	—	—	42
Less: Net realized gains (losses) on investment portfolio	(4)	—	3,266	1,382
Less: Unrealized gains (losses) on equity securities	(625)	3,161	4,136	3,429
Less: Net tax impact (1)	260	(536)	(1,170)	(626)
Core income(2)	20,376	30,467	56,145	77,874
Core income per diluted share (2)	$0.42	$0.61	$1.14	$1.57

Book value per share			$7.52	$6.71

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Consolidated Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE:
Gross premiums written	$74,111	$71,812	$439,810	$498,010
Change in gross unearned premiums	64,363	90,945	(21,472)	(7,692)
Gross premiums earned	138,474	162,757	418,338	490,318
Ceded premiums earned	(73,022)	(81,939)	(217,577)	(262,785)
Net premiums earned	65,452	80,818	200,761	227,533
Net investment income	5,881	6,416	16,362	16,720
Net realized investment gains (losses)	(4)	—	3,266	1,382
Net unrealized gains (losses) on equity securities	(625)	3,161	4,136	3,429
Total revenue	70,704	90,395	224,525	249,064
EXPENSES:
Losses and loss adjustment expenses	7,967	9,211	37,043	36,140
Policy acquisition costs	24,832	25,439	69,928	73,162
General and administrative expenses	9,518	11,321	30,487	28,605
Interest expense	2,344	2,719	7,032	8,155
Total expenses	44,661	48,690	144,490	146,062
Income before other income (loss)	26,043	41,705	80,035	103,002
Other income (loss)	(80)	665	84	3,114
Income before income taxes	25,963	42,370	80,119	106,116
Provision for income taxes	6,566	9,887	19,572	25,885
Net income from continuing operations, net of tax	$19,397	$32,483	$60,547	$80,231
Income from discontinued operations, net of tax	—	—	—	42
Net income	$19,397	$32,483	$60,547	$80,273
Earnings available to ACIC common stockholders per diluted share	$0.40	$0.65	$1.23	$1.61
Book value per share			$7.52	$6.71
Return on equity based on GAAP net income			23.9%	39.1%
Loss ratio, net (1)	12.2%	11.4%	18.5%	15.9%
Expense ratio (2)	52.5%	45.5%	50.0%	44.7%
Combined ratio (3)	64.7%	56.9%	68.5%	60.6%
Effect of current year catastrophe losses on combined ratio	4.7%	0.5%	3.1%	0.2%
Effect of prior year development on combined ratio	(8.4)%	(1.4)%	(3.2)%	(2.0)%
Underlying combined ratio (4)	68.4%	57.8%	68.6%	62.4%

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

September 30, 2026

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

September 30, 2026

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When we prepare our consolidated financial statements and accompanying notes in conformity with GAAP, we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2026, we reassessed our critical accounting policies and estimates as disclosed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2025. We have made no changes or additions with regard to those policies and estimates.

RECENT ACCOUNTING STANDARDS

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards that may affect us.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

ANALYSIS OF FINANCIAL CONDITION - SEPTEMBER 30, 2026 COMPARED TO DECEMBER 31, 2025

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

Investments

The primary goals of our investment strategy are to preserve capital, maximize after-tax investment income, maintain liquidity and minimize risk. To accomplish our goals, we purchase debt securities in sectors that represent the most attractive relative value, and we maintain a moderate equity exposure. Limiting equity exposure manages risks and helps to preserve capital for two reasons. First, bond market returns are less volatile than stock market returns, and second, should the bond issuer enter bankruptcy liquidation, bondholders generally have a higher priority than equity holders in a bankruptcy proceeding.

We must comply with applicable state insurance regulations that prescribe the type, quality and concentrations of investments our insurance subsidiaries can make; therefore, our current investment policy limits investment in non-investment-grade fixed maturities and limits total investment amounts in preferred stock, common stock and mortgage notes receivable. We do not invest in derivative securities, however, we hold warrants as a result of our surplus note investment. Please see Note 4 for more information.

As of September 30, 2026, we engage one outside asset management company and retain one internal asset manager, which have authority and discretion to buy and sell securities for us, manage our investments subject to (i) the guidelines established by our Board of Directors and (ii) the direction of management. Prior to August 2025, we engaged two outside asset management companies and prior to April 2026 we engaged no internal asset manager. The Investment Committee of our Board of Directors reviews and approves our investment policy on a regular basis.

Our cash, cash equivalents, restricted cash and investment portfolio totaled $707,890,000 at September 30, 2026, compared to $647,744,000 at December 31, 2025.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

The following table summarizes our investments, by type:

	September 30, 2026		December 31, 2025
	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
U.S. government and agency securities	$65,500	9.3%	$92,118	14.2%
Corporate securities	77,991	11.0	80,745	12.5
Mortgage-backed securities	28,605	4.0	30,711	4.7
States, municipalities and political subdivisions	30,930	4.4	27,078	4.2
Asset-backed securities	10,901	1.5	12,657	2.0
Public utilities	7,842	1.1	9,246	1.4
Foreign government	576	0.1	597	0.1
Total fixed maturities	222,345	31.4%	253,152	39.1%
ETFs and mutual funds	51,412	7.3	56,637	8.7
Other common stocks	5,078	0.7	5,048	0.8
Total equity securities	56,490	8.0%	61,685	9.5%
Other investments	38,129	5.4	40,053	6.2
Total investments	316,964	44.8%	354,890	54.8%
Cash and cash equivalents	294,689	41.6	198,762	30.7
Restricted cash	96,237	13.6	94,092	14.5
Total cash, cash equivalents, restricted cash and investments	$707,890	100.0%	$647,744	100.0%

We classify all of our fixed-maturity investments as available-for-sale. Our investments at September 30, 2026 and December 31, 2025 consisted mainly of U.S. government and agency securities, securities of investment-grade corporate issuers, mortgage-backed securities, and states, municipalities and political subdivisions. Our equity holdings as of September 30, 2026 and December 31, 2025 consisted of ETFs, mutual funds and common stock. At September 30, 2026, approximately 80.5% of our fixed maturities were U.S. Treasuries or corporate bonds rated "A" or better, and 19.5% were corporate bonds rated "BBB" or "BB".

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

September 30, 2026

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

AmCoastal’s core catastrophe reinsurance program provides occurrence-based coverage up to an exhaustion point of approximately $1,680,000,000 for a first occurrence and $1,918,000,000 in the aggregate. Under this program, the Company's GAAP retention on a first event is $23,500,000. The Company's second event GAAP retention is $25,000,000 and third event GAAP retention is $2,000,000, based on three $100,000,000 loss events. AmCoastal’s program provides sufficient coverage for approximately a 1-in-286-year return period, indicating that the probability of a single occurrence exceeding protection purchased is roughly 0.4% when using the catastrophe model AIR 13 (using the long-term catalog with demand surge and 10% loss adjustment expense included) and based on estimated total insured value at September 30, 2026 of $78 billion. AmCoastal’s program also provides sufficient coverage for a 1-in-100-year event followed by a 1-in-50-year event in the same treaty year, the probability of which is less than 0.1%. While we believe these catastrophe models are useful tools and their outputs provide reasonable proxies for the probability of exhausting our reinsurance protections, they are imperfect, and actual results may differ materially from those expected.

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

September 30, 2026

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

The table below outlines our external quota share agreements in effect for the nine months ended September 30, 2026 and 2025.

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

(2) The cession rate of this treaty was reduced from 20% to 15% effective June 1, 2025.

Reinsurance costs as a percentage of gross earned premium during the three and nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
Three Months Ended September 30,
Non-at-Risk	(0.5)%	(0.3)%
Quota Share	(12.7)%	(12.8)%
All Other	(39.6)%	(37.2)%
Total Ceding Ratio	(52.8)%	(50.3)%

Nine Months Ended September 30,
Non-at-Risk	(0.4)%	(0.3)%
Quota Share	(12.4)%	(14.7)%
All Other	(39.2)%	(38.6)%
Total Ceding Ratio	(52.0)%	(53.6)%

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

We amortize our ceded unearned premiums over the annual agreement period, and we record that amortization in ceded premiums earned on our Unaudited Condensed Consolidated Statements of Comprehensive Income. The table below summarizes the amounts of our ceded premiums written under the various types of agreements, as well as the amortization of ceded unearned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Quota Share	$(8,845)	$(9,302)	$(53,744)	$(63,087)
All Other	(7,316)	42	(220,387)	(221,414)
Non-at-Risk	(376)	(273)	(2,024)	(1,758)
Ceded premiums written	(16,537)	(9,533)	(276,155)	(286,259)
Change in ceded unearned premiums	(56,485)	(72,406)	58,578	23,474
Ceded premiums earned	$(73,022)	$(81,939)	$(217,577)	$(262,785)

Current year catastrophe losses disaggregated between named and numbered storms and all other catastrophe loss events are shown in the following table.

	2026			2025
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
Three Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	8	3,055	4.7%	3	425	0.5%
Total	8	$3,055	4.7%	3	$425	0.5%

Nine Months Ended September 30,
Current period catastrophe losses incurred
Named and numbered storms	—	$—	—%	—	$—	—%
All other catastrophe loss events	11	6,287	3.1%	3	425	0.2%
Total	11	$6,287	3.1%	3	$425	0.2%

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Unpaid losses and LAE totaled $95,223,000 and $165,701,000 as of September 30, 2026 and December 31, 2025, respectively.

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

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

ACIC net income for the three months ended September 30, 2026 decreased $13,086,000, or 40.3%, to net income of $19,397,000 for the third quarter of 2026 from $32,483,000 for the same period in 2025. Quarter-over-quarter revenues decreased, driven by a decrease in net premiums earned. This was offset by decreased expenses quarter-over-quarter, driven by a decrease in loss and loss adjustment expenses and general and administrative expenses. In addition, other income attributable to the Company's intellectual property transaction came to its conclusion, resulting in a decrease in other income during the quarter.

Revenue

Our gross written premiums increased $2,299,000, or 3.2%, to $74,111,000 for the third quarter ended September 30, 2026 from $71,812,000 for the same period in 2025. Gross premium earned decreased $24,283,000, or 14.9%, to $138,474,000 for the third quarter ended September 30, 2026 from $162,757,000 for the same period in 2025. The decrease in gross premiums earned was driven in part by a 25.6% year-over-year decrease in our net pricing as the market continued to soften. Ceded premiums earned decreased $8,917,000, or 10.9%, to $73,022,000 for the third quarter ended September 30, 2026 from $81,939,000 for the same period in 2025, following the softening market conditions. The breakdown of the quarter-over-quarter change in these premiums and direct new and renewal policies is shown in the tables below. More detail regarding our ceded premiums can be seen in our analysis of financial condition above.

($ in thousands)	Three Months Ended September 30,
	2026	2025	Change
Gross premiums written	$74,111	$71,812	$2,299
Change in gross unearned premiums	64,363	90,945	(26,582)
Gross premiums earned	138,474	162,757	(24,283)
Ceded premiums written	(16,537)	(9,533)	(7,004)
Change in ceded unearned premiums	(56,485)	(72,406)	15,921
Ceded premiums earned	(73,022)	(81,939)	8,917
Net premiums earned	$65,452	$80,818	$(15,366)

	Three Months Ended September 30,
	2026	2025	Change
New and Renewal Policies	748	578	170

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Expenses

Expenses for the three months ended September 30, 2026 decreased $4,029,000, or 8.3%, to $44,661,000 from $48,690,000 for the same period in 2025. The decrease in expenses was primarily due to a decrease in losses and loss adjustment expenses and general and administrative expenses. The details of these changes can be seen below.

The calculations of our loss ratios and underlying loss ratios are shown below.

	Three Months Ended September 30,
	2026	2025	Change
Net loss and LAE	$7,967	$9,211	$(1,244)
% of Gross earned premiums	5.8%	5.7%	0.1	pts
% of Net earned premiums	12.2%	11.4%	0.8	pts
Less:
Current year catastrophe losses	$3,055	$425	$2,630
Prior year reserve favorable development	(5,495)	(1,124)	(4,371)
Underlying loss and LAE (1)	$10,407	$9,910	$497
% of Gross earned premiums	7.5%	6.1%	1.4	pts
% of Net earned premiums	15.9%	12.3%	3.6	pts

(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Three Months Ended September 30,
	2026	2025	Change
Policy acquisition costs	$24,832	$25,439	$(607)
General and administrative	9,518	11,321	(1,803)
Total operating expenses	$34,350	$36,760	$(2,410)
% of Gross earned premiums	24.8%	22.6%	2.2	pts
% of Net earned premiums	52.5%	45.5%	7.0	pts

Loss and LAE decreased by $1,244,000, or 13.5%, to $7,967,000 for the third quarter of 2026 from $9,211,000 for the third quarter of 2025. Loss and LAE expense as a percentage of net earned premiums increased 0.8 points to 12.2% for the third quarter of 2026, compared to 11.4% for the third quarter of 2025. Excluding catastrophe losses and prior year reserve development, our gross underlying loss and LAE ratio for the third quarter of 2026 was 7.5%, an increase of 1.4 points, from 6.1% for the third quarter of 2025.

Policy acquisition costs decreased by $607,000, or 2.4%, to $24,832,000 for the third quarter of 2026 from $25,439,000 for the third quarter of 2025, due to a decrease in external management fees and commissions of $2,454,000, primarily as the product of the decrease in gross premiums earned shown above. This was partially offset by a decrease in reinsurance ceding commission income of $2,010,000, also as a result of this change in premiums earned.

General and administrative expenses decreased by $1,803,000, or 15.9%, to $9,518,000 for the third quarter of 2026 from $11,321,000 for the third quarter of 2025, largely driven by a decrease in software amortization of $871,000. This decrease in amortization corresponds with the decrease seen in other income. In addition, external spending for audit, actuarial and legal services decreased $975,000 quarter-over-quarter. The full details of our general and administrative expenses can be seen in Note 12, above.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

ACIC net income for the nine months ended September 30, 2026 decreased $19,726,000, or 24.6%, to $60,547,000 from $80,273,000 for the same period in 2025. Year-over-year revenues decreased, driven by a decrease in net premiums earned. This was offset by a decrease in expenses year-over-year, driven by a decrease in policy acquisition costs, partially offset by increased general and administrative expenses and increased loss and loss adjustment expenses.

Revenue

Our gross written premiums decreased $58,200,000, or 11.7%, to $439,810,000 for the nine months ended September 30, 2026 from $498,010,000 for the same period in 2025. Gross premium earned decreased $71,980,000, or 14.7%, to $418,338,000 for the nine months ended September 30, 2026 from $490,318,000 for the same period in 2025. These changes are attributed to a 25.6% decrease in our net pricing year-over-year as the market continued to soften. Ceded premiums earned decreased $45,208,000, or 17.2%, to $217,577,000 for the nine months ended September 30, 2026 from $262,785,000 for the same period in 2025, following the softening market conditions. The breakdown of the year-over-year change in these premiums and direct new and renewal policies is shown in the tables below. More detail regarding our ceded premiums can be seen in our analysis of financial condition above.

($ in thousands)	Nine Months Ended September 30,
	2026	2025	Change
Gross premiums written	$439,810	$498,010	$(58,200)
Change in gross unearned premiums	(21,472)	(7,692)	(13,780)
Gross premiums earned	418,338	490,318	(71,980)
Ceded premiums written	(276,155)	(286,259)	10,104
Change in ceded unearned premiums	58,578	23,474	35,104
Ceded premiums earned	(217,577)	(262,785)	45,208
Net premiums earned	$200,761	$227,533	$(26,772)

	Nine Months Ended September 30,
	2026	2025	Change
New and Renewal Policies	3,590	3,306	284

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Expenses

Expenses for the nine months ended September 30, 2026 decreased $1,572,000, or 1.1%, to $144,490,000 from $146,062,000 for the same period in 2025. The decrease in expenses was primarily due to a decrease in policy acquisition costs. This was partially offset by an increase in loss and loss adjustment expenses and general and administrative expenses year-over-year. The details of these changes can be seen below.

	Nine Months Ended September 30,
	2026	2025	Change
Net loss and LAE	$37,043	$36,140	$903
% of Gross earned premiums	8.9%	7.4%	1.5	pts
% of Net earned premiums	18.5%	15.9%	2.6	pts
Less:
Current year catastrophe losses	$6,287	$425	$5,862
Prior year reserve favorable development	(6,394)	(4,593)	(1,801)
Underlying loss and LAE (1)	$37,150	$40,308	$(3,158)
% of Gross earned premiums	8.9%	8.2%	0.7	pts
% of Net earned premiums	18.6%	17.7%	0.9	pts

(1) Underlying loss and LAE is a non-GAAP measure and is reconciled above to net loss and LAE, the most directly comparable GAAP measure. Additional information regarding non-GAAP financial measures presented in this document is in the "Definitions of Non-GAAP Measures" section of this Form 10-Q.

The calculations of our expense ratios are shown below.

	Nine Months Ended September 30,
	2026	2025	Change
Policy acquisition costs	$69,928	$73,162	$(3,234)
General and administrative	30,487	28,605	1,882
Total operating expenses	$100,415	$101,767	$(1,352)
% of Gross earned premiums	24.0%	20.8%	3.2	pts
% of Net earned premiums	50.0%	44.7%	5.3	pts

Loss and LAE increased $903,000, or 2.5%, to $37,043,000 for the nine months ended September 30, 2026 from $36,140,000 for the same period in 2025. Loss and LAE expense as a percentage of net earned premiums increased 2.6 points to 18.5% for the nine months ended September 30, 2026, compared to 15.9% for the same period in 2025. Excluding catastrophe losses and prior year reserve development, our underlying loss and LAE as a percentage of gross earned premiums for the nine months ended September 30, 2026 would have been 8.9%, an increase of 0.7 points, from 8.2% during the nine months ended September 30, 2025.

Policy acquisition costs decreased $3,234,000, or 4.4%, to $69,928,000 for the nine months ended September 30, 2026 from $73,162,000 for the same period in 2025. The primary driver of the decrease was a decrease in external management fees and commissions of $8,963,000 as a result of the decrease in gross premiums earned shown above. This was partially offset by a decrease in ceding commission income of $6,648,000 as the result of the Company's decrease in quota share reinsurance coverage from 20% to 15%, effective June 1, 2025. This was further offset by legacy unearned agent commission collections during the first nine months of 2025, which were $1,700,000 higher than in 2026.

General and administrative expenses increased $1,882,000, or 6.6%, to $30,487,000 for the nine months ended September 30, 2026 from $28,605,000 for the same period in 2025, driven by increased salary-related expenses, primarily due to a $4,469,000 in non-recurring employee retention tax credit refunds received during 2025. Overall, employee compensation increased $5,747,000, inclusive

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

of this refund. This was partially offset by a decrease in amortization of $2,667,000, as assets related to our intellectual property transaction were fully amortized when the transaction came to its conclusion in January 2026. This decrease in amortization corresponds with the decrease seen in other income year-over-year. In addition, external spending for audit, actuarial and legal services decreased $1,135,000 year-over-year. The full details of our general and administrative expenses can be seen in Note 12, above.

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

As a holding company, we do not conduct any business operations of our own and, as a result, we rely on cash dividends or intercompany loans from our management subsidiary to pay our general and administrative expenses. Insurance regulatory authorities heavily regulate our insurance subsidiaries, including restricting any dividends paid by our insurance subsidiaries and requiring approval of any management fees our insurance subsidiaries pay to our management subsidiary for services rendered; however, nothing restricts our non-insurance company subsidiaries from paying us dividends other than state corporate laws regarding solvency. Our management subsidiary pays us dividends primarily using cash from the collection of management fees from our insurance subsidiaries, pursuant to the management agreements in effect between those entities. In accordance with state laws, our insurance subsidiaries may pay dividends or make distributions out of that part of its statutory surplus derived from its net operating profit and its net realized capital gains. The Risk-Based Capital (RBC) guidelines published by the National Association of Insurance Commissioners may further restrict our insurance subsidiaries' ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause their respective surplus as regards policyholders to fall below minimum RBC guidelines. See Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

The Company made no capital contributions to its subsidiaries during the nine months ended September 30, 2026, however the Company contributed $15,000,000 to its insurance subsidiary, ACES Specialty Insurance Company, on October 1, 2026. The Company made a capital contribution of $8,269,000 to its reinsurance subsidiary, Shoreline Re, during the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, the Company received a dividend of $87,000,000 from AmCoastal. During the nine months ended September 30, 2025, the Company received a dividend of $23,000,000 from AmCoastal.

In September 2023, we entered into an equity distribution agreement (the “Agreement”) with Raymond James & Associates, Inc., as agent (the “Agent”), of up to 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Sales of the Shares under the Agreement will be made in sales deemed to be “at-the-market” offerings. The Agent is not required to sell any specific amount of Shares but has agreed to act as our sales agent for a commission equal to 3.0% of the gross proceeds from the sales of the Shares. As of September 30, 2026, 4,373,000 shares had been sold under the Agreement resulting in commissions paid of approximately $1,181,000 and net proceeds of approximately $38,190,000. The Agreement will terminate upon the issuance and sale of all Shares subject to the Agreement, or the Agreement may be suspended or discontinued at any time.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (in thousands)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$117,319	$118,777
Net cash provided by investing activities	38,320	17,295
Net cash provided by (used in) financing activities	$(57,567)	$774

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

During the nine months ended September 30, 2026, we experienced cash inflows of $117,319,000 compared to $118,777,000 during the nine months ended September 30, 2025. This change was driven by a reduction in premiums collected that was more than the reduction in net paid losses during the nine months ended September 30, 2026 as compared to September 30, 2025. The change in reinsurance recoverable decreased $60,796,000 and the change in ceded unearned premiums decreased $37,176,000, largely offset by an increase in of $63,014,000 in the change in unpaid loss and loss adjustment expenses and an increase of $10,443,000 in the change in unearned premiums. The change in unpaid loss and loss adjustment expenses and the corresponding reinsurance recoverable balance is attributed to the continued settlement of catastrophe claims in 2026.

Investing Activities

The principal cash inflows from our investing activities come from repayments of principal, proceeds from maturities and sales of investments. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal cash outflows relate to sales of investments. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. During the nine months ended September 30, 2026, net sales and maturities of investments totaled $38,888,000 compared to $12,896,000 during the nine months ended September 30, 2025.

Financing Activities

The principal cash outflows from our financing activities come from payments of dividends, repayments of debt, and repurchases of common stock. The primary liquidity concern with respect to these cash flows is market disruption in the cost and availability of credit. We believe our current capital resources, together with cash provided from our operations, are sufficient to meet currently anticipated working capital requirements. During the nine months ended September 30, 2026, cash used in financing activities totaled $57,567,000, compared to $774,000 provided by financing activities for the nine months ended September 30, 2025, driven by the payment of dividends and treasury stock repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2026, we did not have any off-balance sheet arrangements or material changes to our contractual obligations during the quarter.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, including interest rate risk related to changes in interest rates in the Company's fixed-maturity securities, credit risk related to changes in the financial condition of the issuers of the Company's fixed-maturities and equity price risk related to changes in equity security prices. These risks are disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company had no material changes in market risk during the quarter ended September 30, 2026.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the Company's evaluation, the Company's management concluded that its internal control over financial reporting was effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Company's internal control performed during the fiscal year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

On October 20, 2023, the Company received notice that the Florida Department of Financial Services (“DFS”) filed a notice of claim and demand for tender of policy limits under the Company’s director and officer insurance policy (the “Claim”). The Claim alleges that former officers and directors of United Property & Casualty Insurance Company (“UPC”) were involved in wrongful acts that resulted in UPC’s insolvency. The Claim demanded immediate tender of the Company’s director and officer’s policy limit of $40,000,000 where the Company has a retention of $1,500,000. The former directors and officers of UPC deny the allegations. Although the Claim remains open as of September 30, 2026, no litigation has arisen and on June 25, 2026, the Florida Office of Insurance Regulation (“OIR”) determined that former officers and directors of UPC were not a substantial contributing cause of UPC's insolvency. The Company believes that the OIR determination significantly diminishes the likelihood of litigation by DFS. Should the litigation be initiated, the directors and officers plan to vigorously defend against the Claim; however, due to the Company’s indemnification obligation, the Company accrued the policy retention amount of $1,500,000.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I. Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

Our use of AI, and its use by our third-party providers, presents operational, security, legal and regulatory risks that could adversely affect our business, results of operations and reputation.

We use AI, including generative AI tools that produce text, software code and other content in response to user prompts, to support a range of business activities. Our employees use generative AI tools for drafting, summarization, analysis and error checking; our information technology personnel use AI tools in software development and process automation; and Skyway uses an AI-enabled tool to normalize property information submitted for underwriting, enrich it with data from additional sources and check submissions for accuracy. We license these tools from third party providers. As a result, we depend on our providers’ practices for developing, testing, securing and updating those models and have limited visibility into them.

AI tools, particularly generative AI tools, can produce output that is inaccurate, incomplete, inconsistent or fabricated while appearing authoritative, and the same input may produce different output at different times. Our policies state that employees remain accountable for the accuracy of their work product regardless of whether AI tools are used and provide that AI tools are not a substitute for professional judgment, but employees may not detect all errors in AI-generated output. Reliance on inaccurate output could result in underwriting, claims, financial reporting or other operational errors, and software code generated with the assistance of AI may contain defects or security vulnerabilities. AI-generated content may also infringe the intellectual property rights of others.

AI tools also present security and confidentiality risks. As AI tools are granted access to our information and systems and the ability to take actions on behalf of users, manipulation through malicious instructions, or errors by the tools themselves, could result in the unauthorized disclosure of confidential information or unintended actions in our systems. The use of AI tools that we have not approved, or the improper configuration or use of approved tools, could also result in our confidential information being disclosed to or retained by third parties.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Our third-party providers that perform underwriting, claims and other services on our behalf may use AI in their products and processes in ways we do not control and of which we are not aware, which may expose us to the risks described above with less ability on our part to identify or mitigate them.

The legal and regulatory framework governing AI is evolving rapidly and remains uncertain. Insurance regulators in a number of states have adopted the NAIC Model Bulletin on the Use of Artificial Intelligence Systems by Insurers, which suggestes insurers maintain written programs governing their use of AI systems, including systems obtained from third parties, and to mitigate the risk of adverse consumer outcomes, including unfair discrimination. South Carolina adopted this bulletin in 2026, and in 2026 the Texas Department of Insurance issued guidance stating its expectation that a person reviews and agrees with consequential decisions made using AI before action is taken, including decisions made by third parties working with a regulated entity. Although Florida has not adopted similar requirements, these and other states’ requirements may apply to us as we expand our excess and surplus lines business beyond Florida. In Florida, legislation proposed in 2026 would have regulated insurers’ use of AI in claims handling, including by requiring that decisions to deny or reduce a claim be made by a qualified human, and similar legislation may be proposed in the future. At the same time, federal efforts to limit or preempt state regulation of AI have created uncertainty about which requirements will apply. New or inconsistent requirements could restrict our use of AI, increase our compliance costs or expose us to regulatory findings, allegations of unfair trade practices or unfair discrimination or other liability.

We may also fail to realize the efficiencies or other benefits we expect from AI, and our investments in AI may prove costly. Competitors that adopt AI more effectively than we do could gain advantages in pricing, underwriting or operating costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

During the three months ended September 30, 2026, the Company did not sell any unregistered equity securities.

c) Issuer Purchase of Equity Securities

During the three months ended September 30, 2026, the Company did not repurchase any of its equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

AMERICAN COASTAL INSURANCE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

September 30, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COASTAL INSURANCE CORPORATION

November 5, 2026	By:	/s/ B. Bradford Martz
B. Bradford Martz, President & Chief Executive Officer (principal executive officer and duly authorized officer)

November 5, 2026	By:	/s/ Svetlana Castle
Svetlana Castle, Chief Financial Officer (principal financial officer and principal accounting officer)